Form 10-K
period 1993-12-31
DUPONT E I DE NEMOURS & CO
filed 1994-03-21
CIK 30554

                                      1993

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1993                COMMISSION FILE NUMBER 1-815

                      E. I. DU PONT DE NEMOURS AND COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 51-0014090
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

                               1007 MARKET STREET
                           WILMINGTON, DELAWARE 19898
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 302-774-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT (EACH CLASS IS REGISTERED ON THE NEW YORK STOCK EXCHANGE, INC.):

                              TITLE OF EACH CLASS
                         COMMON STOCK ($.60 PAR VALUE)
                                PREFERRED STOCK
                         (WITHOUT PAR VALUE-CUMULATIVE)
                                  $4.50 SERIES
                                  $3.50 SERIES
                             6% DEBENTURES DUE 2001
                           8 1/2% DEBENTURES DUE 2016
                         (CALLED ON FEBRUARY 24, 1994)

       NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X . No   .

  Aggregate market value of voting stock (excluding outstanding shares beneficially owned by directors and officers) as of March 1, 1994, was approximately $26.5 billion. As of such date, 678,703,215 shares of the company's common stock, $.60 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                            INCORPORATED BY
                        DOCUMENT                         REFERENCE IN PART NO.
                        --------                         ---------------------
The company's 1993 Annual Report to Stockholders........     I, II, and IV
The company's Proxy Statement, dated March 18, 1994, in
 connection with the Annual Meeting of Stockholders to
 be held on April 27, 1994..............................          III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      E. I. DU PONT DE NEMOURS AND COMPANY

  The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    Item 1.  Business ...................................................     3
    Item 2.  Properties .................................................     6
    Item 3.  Legal Proceedings ..........................................    11
    Item 4.  Submission of Matters to a Vote of Security Holders ........    13
             Executive Officers of the Registrant .......................    13
 PART II
             Market for the Registrant's Common Equity and Related
    Item 5.   Stockholder Matters .......................................    14
    Item 6.  Selected Financial Data ....................................    14
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    14
    Item 8.  Financial Statements and Supplementary Data ................    14
    Item 9.  Disagreements on Accounting and Financial Disclosure .......    14
 PART III
    Item 10. Directors and Executive Officers of the Registrant .........    15
    Item 11. Executive Compensation .....................................    15
             Security Ownership of Certain Beneficial Owners and
    Item 12.  Management ................................................    15
    Item 13. Certain Relationships and Related Transactions .............    15
 PART IV
             Exhibits, Financial Statement Schedules, and Reports on Form
    Item 14.  8-K .......................................................    15
    Signatures............................................................   18

                       NOTE ON INCORPORATION BY REFERENCE

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1993 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. The company is the largest United States chemical producer and is one of the leading chemical producers worldwide. The company conducts fully integrated petroleum operations primarily through its wholly owned subsidiary Conoco Inc. and, in 1992, ranked eighth in the worldwide production of petroleum liquids by U.S.-based companies and tenth in the production of natural gas. Conoco Inc. and other subsidiaries and affiliates of DuPont conduct exploration, production, mining, manufacturing or selling activities, and some are distributors of products manufactured by the company.

  During 1993, the company significantly changed the way it was organized. Large business sectors were eliminated and replaced by approximately twenty strategic business units. Within the strategic business units approximately 85 businesses manufacture and sell a wide range of products to many different markets, including the energy, transportation, textile, construction, automotive, agricultural, printing, health care, packaging and electronics markets.

  The company and its subsidiaries have operations in about 70 nations worldwide and, as a result, about 45% of consolidated sales are derived from sales outside the United States, based on the location of the corporate unit making the sale. Total worldwide employment at year-end 1993 was about 114,000 people.

  The company is organized for financial reporting purposes into five principal industry segments--Chemicals, Fibers, Polymers, Petroleum, and Diversified Businesses.

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                ITEM                                   PAGE(S)
                                ----                                  ---------
Discussion of Business Developments in 1993:
  Letter to Stockholders............................................. 2,4*, 5,7
Industry Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Chemicals........................................................   20-21
    Fibers...........................................................   21-23
    Polymers.........................................................   23-24
    Petroleum........................................................   24-26
    Diversified Businesses...........................................   27-28
  Sales, Transfers, Operating Profit, After-Tax Operating Income, and
   Identifiable Assets for 1993, 1992, and 1991......................   55-57
Geographic Information:
  Sales, Transfers, After-Tax Operating Income, Identifiable Assets,
   and U.S. Export Sales for 1993, 1992, and 1991....................    54
Revenues by Product Class (See footnote 1 on page 56 of Exhibit 13)..    56

- --------
* Exclude photograph and related caption on page 4.


SOURCES OF SUPPLY

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for most raw materials, including hydrocarbon feedstocks, and for fuels. Large volume purchases are generally procured under competitively priced supply contracts.

  A majority of sales in the Chemicals, Fibers, and Polymers segments' businesses is dependent on hydrocarbon feedstocks derived from crude oil and natural gas. Current hydrocarbon feedstock requirements are met by Conoco and other major oil companies. A joint venture with OxyChem, a subsidiary of Occidental Petroleum Corporation, manufactures and supplies a significant portion of the company's requirements for ethylene glycol. A joint venture with subsidiaries of RWE AG supplies the company's requirements for coal. A significant portion of the company's caustic/chlorine needs is supplied by a joint venture with Olin Corporation.

  The major purchased commodities, raw materials, and supplies for the following industry segments in 1993 are listed below:

       CHEMICALS            FIBERS        DIVERSIFIED BUSINESSES      POLYMERS
       ---------            ------        ----------------------      --------
   acetylene          adipic acid         aluminum               acetic acid
   benzene            ammonia             gold                   acetone
   carbon-            benzene             metribuzin             butadiene
    tetrachloride     butadiene           palladium/platinum     caustic soda
   caustic soda       cyclohexane         silver                 chlorine
   chlorine           ethylene glycol                            ethane
   chloroform         isophthalic acid                           ethylene glycol
   cyclohexane        nitrogen                                   nitrogen
   fluorspar          packaging materials                        packaging materials
   hydrofluoric acid  paraxylene                                 paraxylene
   oxygen/nitrogen    polyethylene                               polyethylene
   packaging
    materials
   perchloroethylene
   propylene
   sulfur
   titanium ores

  In the Petroleum segment, the major commodities and raw materials purchased are the same as those produced. Approximately 59% of the crude oil processed in the company's U.S. refineries in 1993 came from U.S. sources. In 1993, the company's refineries outside the United States processed principally North Sea and Middle East crude oils.

  In addition, during 1993, the company consumed substantial amounts of electricity and natural gas.

PATENTS AND TRADEMARKS

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to any of the industry segments, although taken as a whole, the rights of the company and the products made and sold under patents and licenses are important to the company's business. During 1993, the company was granted 591 U.S. and 1,828 non-U.S. patents.

  The company also has about 900 registered trademarks for its products. Ownership rights in trademarks continue indefinitely if the trademarks are continued in use and properly protected.

SEASONALITY

  In general, sales of the company's products are not substantially affected by seasonality. However, the Diversified Businesses segment is impacted by seasonality of sales of agricultural products with highest sales in the first half of the year, particularly the second quarter. Within the Petroleum segment, the mix of refined products, natural gas and natural gas liquids varies because of increased demand for gasoline in the summer months and natural gas, heating oil and propane during the winter months.

MAJOR CUSTOMERS

  The company's sales are not materially dependent on a single customer or small group of customers. The Fibers and Polymers segments, however, have several large customers in their respective industries that are important to these segments' operating results.

COMPETITION

  Principal competitors in the chemical industry include major chemical companies based in the United States, Europe, Japan, the Republic of China and other Asian nations. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics, fibers and medical products. The company also competes in certain product markets with smaller, more specialized firms. Principal competitors in the petroleum industry are integrated oil companies, many of which also have substantial petrochemical operations, and a variety of other firms including independent oil and gas producers, pipeline companies, and large and small refiners and marketers. In addition, the company competes with the growing petrochemical operations in oil-producing countries.

  Businesses in the Chemicals, Fibers, Polymers, and Diversified Businesses segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved. The Petroleum segment business is highly price-competitive and competes as well on quality and reliability of supply.

  Further information relating to competition is included in two areas of
Exhibit 13 (1) the "Letter to Stockholders" on pages 2, 4*, 5, 7 and (2) Industry Segment Reviews on pages 20-28.

RESEARCH AND DEVELOPMENT

  The company's substantial research and development activities are primarily funded with internal resources and conducted at over 60 domestic sites in 21 states at both dedicated research facilities and manufacturing plants. DuPont operates several large research centers near Wilmington, Delaware supporting strategic business units in its Chemicals, Fibers, Polymers and Diversified Businesses segments. Among these, the Experimental Station laboratories engage in fundamental, exploratory and applied research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research of company products to assure they are safe for manufacture and use. At its facility in Ponca City, Oklahoma, the company conducts research for new products and technologies for petroleum operations as well as other segments of the business. DuPont also operates research facilities at a number of locations outside the United States in Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, Netherlands, Switzerland and the United Kingdom reflecting the company's growing global business interests.

  Research and development activities include exploratory studies to advance scientific knowledge in fields of interest to the company; basic and applied work to support and improve existing products and processes; and scouting work to identify and develop new business opportunities in relevant fields. Each strategic business unit of the company funds research and development activities to support its business mission. The corporate laboratories are responsible for assuring that leading-edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All R&D activities are coordinated by senior R&D management to insure that business and corporate technical activities are integrated and that the core technical competencies underlying DuPont's current and future businesses remain healthy and continue to provide competitive advantages.

  Further information regarding research and development is in Exhibit 13 on page 4 of the "Letter to Stockholders." Annual research and development expense and such expense shown "As Percent of Combined Segment Sales" for the five years 1989 through 1993 are included under the heading "General" of the Five-Year Financial Review on page 65 of Exhibit 13.

- --------
* Exclude photograph and related caption on page 4.

ENVIRONMENTAL MATTERS

  Information relating to environmental matters is included in two areas of
Exhibit 13 (1) the "Letter to Stockholders" on page 5 and (2) "Management's Discussion and Analysis" on pages 33-34.

RISKS ATTENDANT TO FOREIGN OPERATIONS

  The company's petroleum exploration and production operations outside the United States are exposed to risks due to possible actions by host governments such as increases or variations in tax and royalty payments, participation in the company's concessions, limited or embargoed production, mandatory exploration or production controls, nationalization, and export controls. Civil unrest and changes in government are also potential hazards. Under certain circumstances, the company has attempted to minimize its exposure by carrying political risk insurance.

  The profitability of the company's worldwide exploration and production operations is also exposed to risks due to actions of the United States government through tax legislation, executive order, and commercial restrictions. Actions by both the United States and host governments have affected operations significantly in the past, and may continue to impact operations in the future.

ITEM 2. PROPERTIES

  The company owns and operates manufacturing, processing, production, refining, marketing, research and development facilities worldwide. In addition, the company owns and leases petroleum properties worldwide.

  DuPont's corporate headquarters is located in Wilmington, Delaware, and the company's petroleum businesses are headquartered in Houston, Texas. In addition, the company operates sales offices, regional purchasing offices, distribution centers and various other specialized service locations.

  Further information regarding properties is included in Exhibit 13 in the Industry Segment Reviews on pages 20-28. Information regarding research and development facilities is incorporated by reference to Item 1, Business-- Research and Development on page 5 of this report. Additional information with respect to the company's property, plant and equipment, and leases is incorporated by reference to Schedules V and VI on pages 20-22 of this report, and is contained in Notes 14 and 21 to the company's consolidated financial statements on pages 46 and 50 of Exhibit 13.

CHEMICALS, FIBERS, POLYMERS, AND DIVERSIFIED BUSINESSES

  Approximately 75% of the property, plant and equipment related to operations in the Chemicals, Fibers, Polymers, and Diversified Businesses is located in the United States and Puerto Rico. This investment is located at some 85 sites, principally in Texas, Delaware, Virginia, North Carolina, Tennessee, West Virginia, South Carolina, and New Jersey. The principal locations within these states are as follows:

     TEXAS                DELAWARE            VIRGINIA             NORTH CAROLINA
     -----                --------            --------             --------------
     Beaumont             Edge Moor           Front Royal          Brevard
     Corpus Christi       Glasgow             James River          Fayetteville
     LaPorte              Newark              Martinsville         Kinston
     Orange               Newport             Richmond             Raleigh
     Victoria             Seaford             Waynesboro           Wilmington
     TENNESSEE            WEST VIRGINIA       SOUTH CAROLINA       NEW JERSEY
     ---------            -------------       --------------       ----------
     Chattanooga          Belle               Camden               Deepwater
     Memphis              Martinsburg         Charleston           Gibbstown
     New Johnsonville     Parkersburg         Florence
     Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in Canada, the United Kingdom, Germany, Netherlands, Luxembourg, Singapore, Taiwan,

Mexico, France, Japan, Spain, Brazil, Republic of Korea, Argentina and Belgium. Products from more than one business are frequently produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 85% in 1993, 88% in 1992, and 86% in 1991. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

PETROLEUM BUSINESSES

  The company owns and leases oil and gas properties worldwide. Exploration, production, and natural gas and gas products properties are described generally on pages 24-26 and 58-63 of Exhibit 13. Estimated proved reserves of oil and gas are found on page 58 of Exhibit 13. Information regarding the company's refining, marketing, supply, and transportation properties is also provided on pages 24-26 of Exhibit 13.

PETROLEUM PRODUCTION

  The following tables show the company's interests in petroleum production and natural gas deliveries. Petroleum liquids production comprises crude oil and condensate and natural gas liquids (NGL) removed for the company's account from its natural gas deliveries. Natural gas deliveries represent Conoco's share of deliveries from leases in which the company has an ownership interest. NGL's extracted from purchased natural gas by the company's gas processing plants are discussed under the topic "Natural Gas and Gas Products" on pages 9 and 10.

                                              1993        1992        1991
                                              ----        ----        ----
                                           [THOUSANDS OF BARRELS DAILY (MBD)]
Petroleum Liquids Production of Fully
 Consolidated Companies
  United States
    Crude oil and condensate..............      94         103         113
    Natural gas liquids...................      14           7           9
                                               ---         ---         ---
      Total United States.................     108         110         122
  Europe
    Crude oil and condensate..............     146         125         115
    Natural gas liquids...................       6           7           6
                                               ---         ---         ---
      Total Europe(a).....................     152         132         121
  Other Regions
    Crude oil and condensate..............     106          92          99
    Natural gas liquids...................       1           1           0
                                               ---         ---         ---
      Total Other Regions(a)..............     107          93          99
                                               ---         ---         ---
      Total Worldwide.....................     367         335         342
                                               ===         ===         ===
                                            [MILLION CUBIC FEET DAILY (MCFD)]
Natural Gas Deliveries of Fully Consoli-
 dated Companies
  United States...........................     834         762         756
  Europe(a)...............................     409         360         320
  Other Regions...........................      50          55          54
                                             -----       -----       -----
    Subtotal Fully Consolidated...........   1,293       1,177       1,130
Natural Gas Deliveries of Equity Affili-
 ates
  United States...........................      18           3           0
                                             -----       -----       -----
    Total Worldwide.......................   1,311       1,180       1,130
                                             =====       =====       =====
(a) Excludes royalty volumes produced and
 marketed by the company:
  Petroleum Liquids (MBD).................      37          38          40
  Natural Gas Deliveries (MMCFD)..........       6          10           9

AVERAGE PRODUCTION COSTS AND SALES PRICES

  The following table presents data as prescribed by the Securities and Exchange Commission (SEC). Accordingly, the unit costs do not include income taxes and exploration, development and general overhead costs. Since these excluded costs are material, the following data should not be interpreted as measures of profitability or relative profitability. See Results of Operations for Oil- and Gas-Producing Activities on page 59 of Exhibit 13 for a more complete disclosure of revenues and expenses. See also the references to crude oil and natural gas prices and volumes in business review of the Petroleum segment on pages 24-26 of Exhibit 13.

                                                          UNITED         OTHER
                                                          STATES EUROPE REGIONS
                                                          ------ ------ -------
                                                             (U.S. DOLLARS)
For the year ended December 31, 1993
  Average production costs per barrel equivalent of
   petroleum produced(a)................................. $4.97  $4.34   $1.63
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 14.66  17.35   15.32
    Per thousand cubic feet (MCF) of natural gas sold....  1.94   2.77    1.32
For the year ended December 31, 1992
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  5.86   6.73    1.98
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 17.35  19.39   17.30
    Per MCF of natural gas sold..........................  1.70   2.77    1.02
For the year ended December 31, 1991
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  6.14   5.24    1.74
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 20.04  20.98   16.90
    Per MCF of natural gas sold..........................  1.59   3.17    1.19

- --------
(a) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6 MCF of gas to one barrel of liquids.
(b) Excludes proceeds from sales of interest in oil and gas properties.

                               PRESENT ACTIVITIES

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                        (NUMBER OF WELLS)
At December 31, 1993
  Number of wells drilling*
    Gross.......................................      46       25   17       4
    Net.........................................      25       20    3       2
  Number of productive wells**
    Oil wells--gross............................  16,385   15,819  222     344
       --net....................................   4,672    4,524   26     122
    Gas wells--gross............................   7,563    7,442   65      56
        --net...................................   2,869    2,792   24      53

- --------
 *Includes wells being completed.
**Approximately 186 gross (72 net) oil wells and 602 gross (177 net) gas wells, all in the United States, have multiple completions.

                  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                      (THOUSANDS OF ACRES)
At December 31, 1993
  Developed acreage
    Gross......................................    8,031   3,121  1,094   3,816
    Net........................................    3,510   1,735    307   1,468
  Undeveloped acreage
    Gross......................................   82,735   2,166  5,797  74,772
    Net........................................   34,283   1,463  1,859  30,961

                 NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                 (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1993
  Exploratory--productive......................     15.6    10.7    3.4     1.5
       --dry                                        24.5    16.3    2.5     5.7
  Development--productive......................    175.2   158.3    5.0    11.9
       --dry...................................     24.5    24.0    0.0     0.5
For the year ended December 31, 1992
  Exploratory--productive......................     17.1    11.6    4.5     1.0
       --dry...................................     22.0    10.2    5.0     6.8
  Development--productive......................    121.9   107.9    4.1     9.9
       --dry...................................     13.1    10.9    0.7     1.5
For the year ended December 31, 1991
  Exploratory--productive......................     21.4    14.3    5.3     1.8
       --dry...................................     37.4    16.8   10.6    10.0
  Development--productive......................    184.5   171.3    3.0    10.2
       --dry...................................      7.6     7.6    0.0     0.0

ESTIMATES OF TOTAL PROVED RESERVES FILED WITH OTHER FEDERAL AGENCIES COVERING THE YEAR 1993

  The company is not required to file, and has not filed on a recurring basis, estimates of its total proved net oil and gas reserves with any U.S. or non-U.S. governmental regulatory authority or agency other than the Department of Energy (DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC. They are not necessarily directly comparable, however, due to special DOE reporting requirements such as requirements to report in some instances on a gross, net or total operator basis, and requirements to report in terms of smaller units. In no instance have the estimates for the DOE differed by more than 5% from the corresponding estimates reflected in total reserves reported to the SEC.

NATURAL GAS AND GAS PRODUCTS

  The company has interests in 30 natural gas processing plants in the United States. Natural gas liquids extracted for the company's account from produced and purchased gas averaged 68,631 barrels per day in 1993 and 60,901 barrels per day in 1992. The company operates 16 of the gas plants: 1 in Colorado, 3 in Louisiana, 2 in New Mexico, 4 in Oklahoma, and 6 in Texas. Other natural gas facilities include an 800-mile intrastate natural gas pipeline system in Louisiana, owned by Louisiana Gas System, Inc., a wholly owned subsidiary, and natural gas and natural gas liquids pipelines in several states. C&L Processors Partnership, a 50% owned equity affiliate, has an additional 13 natural gas liquids plants in Oklahoma and Texas, and

Conoco's pro rata share of NGL production is 7,885 barrels per day. In May 1993, Conoco acquired a 22.5% interest in Gulf Coast Fractionators, a natural gas fractionator located in Mt. Belvieu, Texas, which is currently expanding from a capacity of 64,000 barrels per day to 104,000 barrels per day. Outside the United States, the company operates a 50% owned gas processing facility at Theddlethorpe, England, and owns a 41% interest in Phoenix Park Gas Processors, whose gas processing facility at Point Lisas, Trinidad, provided a net NGL production of 3,661 barrels per day to Conoco in 1993.

REFINING

  The company currently owns and operates four refineries in the United States located at Lake Charles, Louisiana; Ponca City, Oklahoma; Billings, Montana; and Denver, Colorado. The company also owns and operates the Humber refinery in the United Kingdom and has a 25% interest in a refinery at Karlsruhe in Germany. Capacities at year-end 1993 as well as inputs processed during 1993 are summarized in the following table:

                                                TOTAL   UNITED UNITED
                                              WORLDWIDE STATES KINGDOM GERMANY*
                                              --------- ------ ------- --------
                                                (THOUSANDS OF BARRELS DAILY)
At December 31, 1993
  Refinery crude oil and condensate
   distillation capacity (excluding
   additional feedstocks input to other
   refinery units)...........................    595     422     130      43
For the year ended December 31, 1993
  Inputs processed
    Crude oil and condensate.................    568     391     131      46
    Additional feedstocks input to other re-
     finery units............................    106      28      62      16

- --------
* Represents 25% interest in the Karlsruhe refinery.

  Utilization of refinery capacity depends on the market demand for petroleum products and the availability of crude oil and other feedstocks.

MARKETING

  In the United States, the company sells refined products at retail in 38 states, principally under the "Conoco" brand. In addition, the company markets a wide range of products other than at retail in all 50 states and the District of Columbia. Refined products are also sold in Austria, Germany and the United Kingdom under the "Jet" and "Conoco" brands; in Belgium, France and Luxembourg under the "Seca" brand; and in Switzerland under the "OK Coop" brand. The "Jet" brand is used for marketing in the Czech Republic, Denmark, Finland, Hungary, Ireland, Norway, Poland, Sweden, and Thailand. The company has commenced operations in Spain through a 50% equity affiliate.

SUPPLY AND TRANSPORTATION

  The company has an extensive pipeline system for crude oil and refined products. Information concerning daily pipeline shipments is presented below:

                                                         1993     1992     1991
                                                        -------  -------  -------
                                                        (THOUSANDS OF BARRELS)
Average Daily Pipeline Shipments
  Pipeline shipments of consolidated companies.........     761      816      822
  Equity in shipments of nonconsolidated affiliates....     366      334      315

  Conoco Pipe Line Company (CPL), a wholly owned subsidiary and operator of the company's U.S. petroleum pipeline system, transported approximately 722 thousand barrels per day of crude oil and refined products in 1993. In addition to pipeline facilities, CPL operates, under a management contract, four marine terminals, one coke-exporting facility and 52 product terminals located throughout the United States. These facilities are wholly or jointly owned by the company. Crude oil is gathered in the Rocky Mountain, mid-continent and southern Louisiana areas primarily for delivery to local refiners. Refined products pipelines are located in the Rocky Mountain and mid-continent areas to serve regional demand centers. Other U.S. transportation assets include numerous tank cars, barges, tank trucks and other motor vehicles.

  The company also operates a fleet of seagoing crude oil tankers. These vessels, principally of Liberian registry, are described as follows:

                                                   1993       1992       1991
                                                ---------- ---------- ----------
                                                 (THOUSANDS OF DEADWEIGHT TONS)
Controlled Seagoing Vessel Capacity
  Owned and Leased.............................      1,139        947        759
  Trip Charger.................................        --         174        261
                                                ---------- ---------- ----------
  Total Capacity...............................      1,139      1,121      1,020
                                                ========== ========== ==========
                                                      (NUMBER OF VESSELS)
Number of Vessels 80,000 DWT and Above
  Single Hull..................................          4          6          7
  Double Hull..................................          4          2        --
                                                ---------- ---------- ----------
  Total Vessels................................          8          8          7
                                                ========== ========== ==========

ITEM 3. LEGAL PROCEEDINGS

  Because of the size and nature of its business, the company is subject to numerous lawsuits and claims with respect to such matters as product liabilities, governmental regulations and other actions arising out of the normal course of business. While the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists, in the opinion of company counsel, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the consolidated financial position of the company.

  To date, DuPont has been served with more than 500 lawsuits in several jurisdictions, principally Florida, Hawaii and Puerto Rico, by growers who allege plant damage from using "Benlate" DF 50 fungicide. Seventy (70) of these suits have been disposed of: 12 by dismissal, 3 by summary judgment, 52 by settlement, 1 by directed verdict in DuPont's favor at trial, and 2 by jury verdict in DuPont's favor. Additionally, DuPont obtained summary judgment in 7 Florida cases, based on the economic loss doctrine which limits damages to breach of warranty. In our most recent trial (2 cases), a Florida jury returned a verdict in DuPont's favor. In 5 other trials, jury verdicts have been returned against DuPont, but for an average of less than a third of the compensatory damages claimed by the plaintiffs. In 4 of these trials, the juries also allocated liability to the plaintiffs. DuPont has appealed these jury verdicts. DuPont also had one jury verdict for the company. DuPont believes that "Benlate" DF 50 fungicide did not cause the alleged damages. DuPont had earlier paid claims based on the belief that, at the time, "Benlate" DF 50 would be found to be a contributor to the reported plant damage. In 1992, after eighteen months of extensive research, DuPont scientists concluded that "Benlate" DF 50 was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports.

  Since 1989, DuPont has been served with approximately fifty-two, lawsuits in several jurisdictions, principally in Texas, Florida, Maryland and Arizona alleging damages as a result of leaks in certain polybutylene plumbing systems. A nationwide class action has been filed in state and federal court in Houston, Texas, but the class has not been certified as of this date. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese and other parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by plastic fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. DuPont entered the market in 1983, and it is not known as to the number of commercial or dwelling units that have polybutylene plumbing systems, or the number of commercial or dwelling units that have DuPont's product in their plumbing systems. Presently, DuPont is active in twenty-four suits. There have been twenty-four lawsuits of which the company has disposed of twenty-three by pretrial settlements and one by dismissal. DuPont has not been to trial in any case.

  On October 24, 1988, the Louisiana Department of Environmental Quality (LDEQ) issued a Compliance Order and Notice of Proposed Penalty to Conoco Inc. for alleged violations of the Louisiana Hazardous Waste Regulations. Following an inspection, LDEQ proposed a penalty of $165,000 for alleged violations related to the handling of by-product caustic and other refinery waste management practices. The company's legal counsel believes that the allegations are generally without factual basis, and that the penalty will be significantly reduced.

  On April 3, 1991, the Environmental Protection Agency (EPA) assessed a civil penalty of $1.3 million pursuant to a Complaint and Notice of Hearing alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) in connection with the distribution of a company fungicide. The allegations arise out of the discovery that a herbicide may have been introduced inadvertently into some batches of the fungicide during formulation at contractor sites in 1988 and 1989. The company was made aware of the potential problem by complaints from growers and notified EPA in August 1989 that it was undertaking a voluntary recall of suspect batches. EPA issued a stop sale order in September 1989 accompanied by a formal request for a product recall. The company has reviewed its recall with EPA and they have expressed satisfaction with the company's efforts. The company intends to seek a settlement of the Complaint and expects that the assessed penalty will be reduced.

  On October 15, 1993, EPA filed a complaint in the U.S. District Court, Eastern District of Texas (Beaumont), against DuPont alleging various violations of the Clean Water Act at the Sabine River Works. Included are alleged unauthorized discharges, effluent limitation violations, and monitoring and reporting violations under the plant's NPDES permit. The government is seeking a civil penalty of $1.4 million. DuPont's legal counsel believes that most of the allegations are legally without merit and that the case will ultimately settle for a significantly smaller amount.

  DuPont has entered into a voluntary agreement with the EPA to conduct an audit of the U.S. sites under the Toxic Substance Control Act (TSCA). Agreement participation is not an admission of TSCA noncompliance. Maximum stipulated penalties which DuPont could pay under the agreement are capped at $1 million. The first phase of the audit was completed, but no findings have been issued. Subject to EPA's issuance of new reporting criteria, the second phase of its audit is scheduled to begin in mid-1994.

  On October 18, 1991, EPA issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipe Line Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice (DOJ) filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. The DOJ calculates CPLC's maximum penalties as of April 1, 1993 at approximately $2.6 million. The lawsuit is in the discovery phase, and CPLC intends to vigorously defend this matter.

  On July 1, 1993, EPA filed an administrative complaint against DuPont. EPA alleged that DuPont violated the premanufacturing notification regulations of the U.S. Toxic Substances Control Act (TSCA) and sought a $158,375 penalty. DuPont and EPA have signed an agreement to settle the complaint. Under the settlement, DuPont paid EPA $80,000, but did not admit that EPA's legal conclusions were true.

  On December 21, 1993, Conoco's Denver Refinery received a Notice of Violation from EPA, Region VIII, and the Colorado Department of Health requesting a civil penalty of $169,500 in a dispute over proper scope and scheduling of certain RCRA on-site investigation activities. The investigation activities have previously been the subject of a settlement with EPA and the Colorado Department of Health, and the work performed has been in compliance with such agreement in the opinion of company counsel. As such, it is anticipated that the fine will be significantly reduced pursuant to negotiations between the parties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 1, 1994, of the company's executive officers.

                                                                      EXECUTIVE
                                                                       OFFICER
                                                                  AGE   SINCE
                                                                  --- ---------
Chairman of the Board of Directors and Chief Executive Officer
  Edgar S. Woolard, Jr.(1).......................................  59   1981
Vice Chairmen of the Board of Directors
  John A. Krol(1)................................................  57   1987
  Constantine S. Nicandros(1)....................................  60   1981
Other Executive Officers:
  Jerald A. Blumberg, Senior Vice President......................  54   1990
  Archie W. Dunham, Senior Vice President........................  55   1985
  Gary W. Edwards, Senior Vice President.........................  52   1991
  Michael B. Emery, Senior Vice President........................  55   1990
  Charles L. Henry, Senior Vice President and Chief Financial
   Officer.......................................................  52   1986
  Charles O. Holliday, Jr., Senior Vice President................  45   1992
  Robert v.d. Luft, Senior Vice President........................  58   1988
  Robert E. McKee, III, Senior Vice President....................  48   1992
  Joseph A. Miller, Jr., Senior Vice President...................  52   1994
  Stacey J. Mobley, Senior Vice President........................  48   1992
  D. John Ogren, Senior Vice President...........................  50   1992
  Howard J. Rudge, Senior Vice President and General Counsel.....  58   1994
  John F. Schmutz, Senior Vice President.........................  61   1985
  W. Earl Tatum, Senior Vice President...........................  60   1985

- --------
(1) Member of the Board of Directors.

  The Company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed. Each officer named above has been an officer or an executive of DuPont or its subsidiaries during the past five years.

                                    PART II

  Information with respect to the following Items can be found on the indicated pages of Exhibit 13 if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 181,264 at December 31, 1993 and 179,171 at March 1, 1994.

                                                                        PAGE(S)
                                                                        --------
Quarterly Financial Data:
  Dividends Per Share of Common Stock..................................       64
  Market Price of Common Stock (High/Low)..............................       64

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations................................................       65
  Financial Position at Year End.......................................       65
  General..............................................................       65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS

Letter to Stockholders................................................. 2,4*,5,7
Industry Segment Reviews:
  Chemicals............................................................    20-21
  Fibers...............................................................    21-23
  Polymers.............................................................    23-24
  Petroleum............................................................    24-26
  Diversified Businesses...............................................    27-28
Management's Discussion and Analysis:
  Analysis of Operations...............................................    30-31
  Cash Flows and Financial Condition...................................    31-32
  Environmental Matters................................................    33-34

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
  Report of Independent Accountants.....................................    36
  Consolidated Income Statement for 1993, 1992 and 1991.................    37
  Consolidated Balance Sheet as of December 31, 1993 and December 31,
   1992.................................................................    38
  Consolidated Statement of Stockholders' Equity for 1993, 1992 and
   1991.................................................................    39
  Consolidated Statement of Cash Flows for 1993, 1992 and 1991..........    40
  Notes to Financial Statements......................................... 41-57
Supplemental Financial Information:
  Supplemental Petroleum Data:
    Oil-and-Gas Producing Activities.................................... 58-63
Quarterly Financial Data and related notes for the following items for the two years 1993 and 1992:
  Sales.................................................................    64
  Cost of Goods Sold and Other Expenses.................................    64
  Net Income (Loss).....................................................    64
  Earnings (Loss) Per Share of Common Stock.............................    64

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
- --------
* Exclude photograph and related caption on page 4.

                                    PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1994 Annual Meeting Proxy Statement dated March 18, 1994, filed in connection with the Annual Meeting of Stockholders to be held April 27, 1994. However, information regarding executive officers is contained in Part I of this report (page 13) pursuant to General Instruction G of this form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         PAGE(S)
                                                                         -------
Election of Directors...................................................    4-8
Compliance With the Securities Exchange Act.............................      9

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors...............................................    2-3
Compensation and Stock Option Information...............................  12-13
Retirement Benefits.....................................................  14-15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

Beneficial Ownership of Securities......................................    8-9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors...................................................    4-8

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    1. Financial Statements (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to
  Exhibit 13.)

    2. Financial Statement Schedules

  The following should be read in conjunction with the previously referenced Financial Statements:

                                   ITEM                                     PAGE
                                   ----                                     ----
Report of Independent Accountants on Financial Statement Schedules........   19
Schedule V--Property, Plant and Equipment.................................   20
Schedule VI--Accumulated Depreciation, Depletion and Amortization of Prop-
 erty, Plant and Equipment................................................   21
Footnotes to Schedules V and VI...........................................   22
Schedule VII--Guarantees of Securities of Other Issuers...................   23
Schedule IX--Short-Term Borrowings........................................   24

  Financial Statement Schedules listed under SEC rules but not included in this report are omitted because: a) they are not applicable; b) they are not required under the provisions of Regulation S-X; or c) the required information is shown in the financial statements or notes thereto incorporated by reference.

  Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1993.

  Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20% significant subsidiary.

3. EXHIBITS

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Company's Certificate of Incorporation, as last amended December 22,
         1989 (incorporated by reference to Exhibit 3.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1989).
   3.2   Company's Bylaws, as last revised November 24, 1993.
   4     The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
  10.1   Amendment dated as of March 26, 1986 to, and restatement of, the
         Agreement dated as of October 2, 1981 between The Seagram Company Ltd.
         and the company (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31,
         1991).
  10.2*  Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.2 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
  10.3*  Company's Deferred Compensation Plan for Directors, as last amended
         November 21, 1986 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31,
         1992).
  10.4*  Company's Supplemental Retirement Income Plan, as last amended effective October 1, 1991 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1991).
  10.5*  Company's Pension Restoration Plan, as last amended effective October
         1, 1991 (incorporated by reference to Exhibit 10.5 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1991).
  10.6*  Retirement Restoration Plan of Conoco Inc., as last amended effective
         July 23, 1990 (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the year ended December 31,
         1990).
  10.7*  Company's Stock Option Plan, as last amended effective April 29, 1992
         (incorporated by reference to Exhibit 10.7 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
  11     Statement re computation of earnings per share--assuming full dilution.
  12     Statement re computation of the ratio of earnings to fixed charges.
  13     The 1993 "Letter to Stockholders," Business Review Section, and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1993, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
  21     Subsidiaries of the Registrant.
  23     Consent of Independent Accountants.

- --------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  The following Current Report on Form 8-K was filed during the quarter ended December 31, 1993.

    (1) On October 27, 1993, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-39161 and No. 33-48128). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated October 27, 1993 was filed.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AND IN THE CAPACITIES INDICATED, ON THE 18TH DAY OF MARCH, 1994.

                                  E. I. DU PONT DE NEMOURS AND COMPANY
                                                (Registrant)

                                                C. L. Henry
                                  By______________________________________
                                                C. L. HENRY
                                     SENIOR VICE PRESIDENT--DUPONT FINANCE
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THE 18TH DAY OF MARCH 1994, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

  CHAIRMAN AND DIRECTOR
  (PRINCIPAL EXECUTIVE
        OFFICER):

   E. S. Woolard, Jr.
- -------------------------
   E. S. WOOLARD, JR.

    VICE CHAIRMAN AND          VICE CHAIRMAN AND
        DIRECTOR:                  DIRECTOR:

       J. A. Krol               C. S. Nicandros
- -------------------------  -------------------------
       J. A. KROL               C. S. NICANDROS

 DIRECTORS:

     P. N. Barnevik             L. C. Duemling              M. P. MacKimm
- -------------------------  -------------------------  -------------------------
     P. N. BARNEVIK             L. C. DUEMLING              M. P. MACKIMM

  E. P. Blanchard, Jr.           E. B. Du Pont              W. K. Reilly
- -------------------------  -------------------------  -------------------------
  E. P. BLANCHARD, JR.           E. B. DU PONT              W. K. REILLY

      A. F. Brimmer              C. M. Harper             H. R. Sharp, III
- -------------------------  -------------------------  -------------------------
      A F. BRIMMER               C. M. HARPER             H. R. SHARP, III

     C. R. Bronfman              R. E. Heckert               C. M. Vest
- -------------------------  -------------------------  -------------------------
     C. R. BRONFMAN              R. E. HECKERT               C. M. VEST

     E. M. Bronfman              H. W. Johnson             J. L. Weinberg
- -------------------------  -------------------------  -------------------------
     E. M. BRONFMAN              H. W. JOHNSON             J. L. WEINBERG

    E. Bronfman, Jr.             E. L. Kolber
- -------------------------  -------------------------
    E. BRONFMAN, JR.             E. L. KOLBER

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Stockholders and the Board of Directors of E. I. du Pont de Nemours and Company

Our audits of the consolidated financial statements referred to in our report dated February 17, 1994 appearing on page 36 of the 1993 Annual Report to Stockholders of E. I. du Pont de Nemours and Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 17, 1994

       E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT(a)
                      FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

- ------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------
        COLUMN A          COLUMN B  COLUMN C.  COLUMN D      COLUMN E      COLUMN F
- ------------------------------------------------------------------------------------
                         BALANCE AT                            OTHER      BALANCE AT
                         BEGINNING  ADDITIONS                CHANGES -      END OF
     CLASSIFICATION       OF YEAR    AT COST  RETIREMENTS  ADD(DEDUCT)(b)    YEAR
- ------------------------------------------------------------------------------------
1993
  Chemicals.............  $ 4,946    $  294     $   253       $    (3)     $ 4,984
  Fibers................    9,875       751         308           (38)      10,280
  Polymers..............    7,567       428         292            39        7,742
  Petroleum.............   17,499     1,659       1,460           --        17,698
  Diversified Business-
   es...................    5,504       329         571             3        5,265
  Corporate.............    1,844       194          81           --         1,957
                          -------    ------     -------       -------      -------
    Total...............  $47,235    $3,655     $ 2,965       $     1      $47,926
                          =======    ======     =======       =======      =======
1992
  Chemicals.............  $ 4,655    $  366     $   122       $    47      $ 4,946
  Fibers................    9,344       856         280           (45)       9,875
  Polymers..............    7,142       642         203           (14)       7,567
  Petroleum.............   16,248     1,781         529            (1)      17,499
  Diversified Business-
   es...................    5,153       558         217            10        5,504
  Corporate.............    1,649       194           2             3        1,844
                          -------    ------     -------       -------      -------
    Total...............  $44,191    $4,397     $ 1,353       $   --       $47,235
                          =======    ======     =======       =======      =======
1991
  Chemicals.............  $ 4,406    $  476     $   160       $   (67)     $ 4,655
  Fibers................    8,828       765         285            36        9,344
  Polymers..............    6,754       607         162           (57)       7,142
  Petroleum.............   14,592     2,301         624           (21)      16,248
  Diversified Business-
   es...................    8,658       680         343        (3,842)       5,153
  Corporate.............    1,581       197         --           (129)       1,649
                          -------    ------     -------       -------      -------
    Total...............  $44,819    $5,026     $ 1,574       $(4,080)     $44,191
                          =======    ======     =======       =======      =======

- --------
See page 22 for footnotes.

       E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

 SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                           PLANT AND EQUIPMENT(a)
                      FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------
        COLUMN A          COLUMN B   COLUMN C    COLUMN D      COLUMN E      COLUMN F
- --------------------------------------------------------------------------------------
                                     ADDITIONS
                         BALANCE AT CHARGED TO                   OTHER      BALANCE AT
                         BEGINNING   COST AND                  CHANGES -      END OF
      DESCRIPTION         OF YEAR   EXPENSES(b) RETIREMENTS ADD(DEDUCT)(c)    YEAR
- --------------------------------------------------------------------------------------
1993
  Chemicals.............  $ 2,907     $  303      $   101       $    (2)     $ 3,107
  Fibers................    6,166        658          306           (35)       6,483
  Polymers..............    4,403        527          428            37        4,539
  Petroleum.............    8,188      1,339          942           --         8,585
  Diversified Business-
   es...................    2,999        460          446           --         3,013
  Corporate.............      690        124           38           --           776
                          -------     ------      -------       -------      -------
    Total...............  $25,353     $3,411      $ 2,261       $   --       $26,503
                          =======     ======      =======       =======      =======
1992
  Chemicals.............  $ 2,708     $  317      $   169       $    51      $ 2,907
  Fibers................    5,908        592          281           (53)       6,166
  Polymers..............    4,196        409          197            (5)       4,403
  Petroleum.............    7,398        985          195           --         8,188
  Diversified Business-
   es...................    2,782        410          204            11        2,999
  Corporate.............      589        105          --             (4)         690
                          -------     ------      -------       -------      -------
    Total...............  $23,581     $2,818      $ 1,046       $   --       $25,353
                          =======     ======      =======       =======      =======
1991
  Chemicals.............  $ 2,657     $  294      $   152       $   (91)     $ 2,708
  Fibers................    5,633        566          279           (12)       5,908
  Polymers..............    3,918        445          146           (21)       4,196
  Petroleum.............    6,748        927          271            (6)       7,398
  Diversified Business-
   es...................    4,215        571          317        (1,687)       2,782
  Corporate.............      546         98          --            (55)         589
                          -------     ------      -------       -------      -------
    Total...............  $23,717     $2,901      $ 1,165       $(1,872)     $23,581
                          =======     ======      =======       =======      =======

- --------
See page 22 for footnotes.

       E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
                             (DOLLARS IN MILLIONS)

SCHEDULE V--FOOTNOTES

(a) See Property, Plant and Equipment (PP&E) in Note 1 to the company's Consolidated Financial Statements on page 41 of Exhibit 13 for accounting policy with respect to certain additions and retirements.

(b) Principally reflects intersegment transfers. In addition, 1991 reflects restructuring of the coal business described in Note 6 on page 43 of
    Exhibit 13.

SCHEDULE VI--FOOTNOTES

(a) See Property, Plant and Equipment in Note 1 to the company's Consolidated Financial Statements on page 41 of Exhibit 13 for accounting policy with respect to the methods and rates used for depreciation, depletion and amortization.

(b) The following reconciles the amounts shown herein as Additions Charged to Cost and Expenses and the amounts shown as Depreciation, Depletion and Amortization in the Consolidated Income Statement on page 37 of Exhibit 13.

                                                         1993    1992    1991
                                                        ------  ------  ------
   Depreciation, Depletion and Amortization per Sched-
    ule VI............................................. $3,411  $2,818  $2,901
   Included in Research and Development Expense........    (84)    (85)   (110)
   Impairment of Unproved Properties included in
    Exploration Expenses...............................    (50)    (66)   (105)
   Provision for Dismantlement and Abandonment Costs...     40      21      16
   Included in Restructuring Charges...................   (484)    (33)    (62)
                                                        ------  ------  ------
   Per Consolidated Income Statement................... $2,833  $2,655  $2,640
                                                        ======  ======  ======

(c) Principally reflects intersegment transfers. In addition, 1991 reflects restructuring the coal business described in Note 6 on page 43 of Exhibit 13.

                       E.I DUPONT DE NEMOURS AND COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                            AS OF DECEMBER 31, 1993
                             (DOLLARS IN MILLIONS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
         COLUMN A               COLUMN B       COLUMN C           COLUMN F
- --------------------------------------------------------------------------------
      NAME OF ISSUER         TITLE OF ISSUE
       OF SECURITIES         OF EACH CLASS   TOTAL AMOUNT          NATURE
 GUARANTEED BY PERSON FOR    OF SECURITIES    GUARANTEED             OF
 WHICH STATEMENT IS FILED      GUARANTEED   AND OUTSTANDING     GUARANTEE(a)
- --------------------------------------------------------------------------------
C&L Processors Partnership.  Bank Loan           $ 32       Principal & Interest
Consol Energy Inc..........  Revenue Bonds        103(b)    Principal
Crosfield Electronics Lim-
 ited......................  Bank Loans            43       Principal & Interest
Retail Facilities Loan Pro-
 gram......................  Bank Loans            27       Principal & Interest
Jupiter Sulfur Inc.........  Bank Loan             38       Principal & Interest
Polar Lights Company.......  Bank Loans           200       Principal & Interest

- --------
  Note: Columns D, E and G have been omitted as the answers thereto were "none."
(a) The annual aggregate amount of interest guaranteed is approximately $22.
(b) DuPont has received a cross-guarantee for 50% of this amount from another party.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

                       SCHEDULE IX--SHORT-TERM BORROWINGS
                       FOR THE YEARS 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------
        COLUMN A         COLUMN B     COLUMN C      COLUMN D      COLUMN E         COLUMN F
- -------------------------------------------------------------------------------------------------
                                AT YEAR END                       DURING THE YEAR
                         ------------------------- ----------------------------------------------
                                      WEIGHTED                                     WEIGHTED
      CATEGORY OF                     AVERAGE        MAXIMUM      AVERAGE           AVERAGE
 SHORT-TERM BORROWINGS   BALANCE  INTEREST RATE(a) OUTSTANDING OUTSTANDING(b) INTEREST RATE(a)(b)
- -------------------------------------------------------------------------------------------------
1993
- ----
  Commercial Paper(c)...  $  325         3.3%        $3,363        $2,517             3.1%
  Bank Borrowings:
    --U.S. Dollars......      25         4.9            216           133             6.6
    --Other
     Currencies(d)(e)...     395         5.9            411           256             5.9
  Master Notes(f).......     495         3.2            533           427             3.1
1992
- ----
  Commercial Paper(c)...  $2,182         3.5%        $3,038        $1,995             3.6%
  Bank Borrowings:
    --U.S. Dollars(g)...     169         3.9            169            52             4.2
    --Other
     Currencies(h)(e)...     262         7.7            399           295             9.0
  Master Notes(f).......     570         3.6            883           515             3.7
1991
- ----
  Commercial Paper(c)...  $  102         4.5%        $3,174        $2,242             6.0%
  Bank Borrowings:
    --U.S. Dollars(i)...      21         2.8            842           829             6.2
    --Other
     Currencies(e)......     156        15.1            330           248            12.7
  Master Note(f)........     394         4.7            642           382             5.9

- --------
(a) Indicated interest rates exclude the effect of interest rate swap agreements that effectively convert floating rate borrowings to fixed rate borrowings.
(b) Based on month-end data, except for commercial paper and master notes which are based on daily data, and certain non-U.S. subsidiary bank borrowings which are based on quarterly data.
(c) Unsecured promissory notes with maturities not in excess of 270 days.
(d) Includes 1,173 million Norwegian Krone borrowings (U.S. $158) with an average interest rate of 5.9%.
(e) Average interest rates include the effect of borrowings in certain currencies where local inflation has resulted in relatively high interest rates.
(f) Master notes were issued to U.S. banks and are payable on demand.
(g) Includes $157 with a floating money market based interest rate.
(h) Includes 200 million Australian dollar borrowings (U.S. $140) with a floating money market based interest rate.
(i) Interest rates include the effect of a subsidiary's 0% interest export incentive financing.

                      E. I. DU PONT DE NEMOURS AND COMPANY

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Company's Certificate of Incorporation, as last amended December 22,
         1989 (incorporated by reference to Exhibit 3.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1989).
   3.2   Company's Bylaws, as last revised November 24, 1993.
   4     The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
  10.1   Amendment dated as of March 26, 1986 to, and restatement of, the
         Agreement dated as of October 2, 1981 between The Seagram Company Ltd.
         and the company (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31,
         1991).
  10.2*  Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.2 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
  10.3*  Company's Deferred Compensation Plan for Directors, as last amended
         November 21, 1986 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31,
         1992).
  10.4*  Company's Supplemental Retirement Income Plan, as last amended effective October 1, 1991 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1991).
  10.5*  Company's Pension Restoration Plan, as last amended effective October
         1, 1991 (incorporated by reference to Exhibit 10.5 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1991).
  10.6*  Retirement Restoration Plan of Conoco Inc., as last amended effective
         July 23, 1990 (incorporated by reference to Exhibit 10.6 of the company's Annual Report on Form 10-K for the year ended December 31,
         1990).
  10.7*  Company's Stock Option Plan, as last amended effective April 29, 1992
         (incorporated by reference to Exhibit 10.7 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
  11     Statement re computation of earnings per share--assuming full dilution.
  12     Statement re computation of the ratio of earnings to fixed charges.
  13     The 1993 "Letter to Stockholders," Business Review Section, and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1993, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
  21     Subsidiaries of the Registrant.
  23     Consent of Independent Accountants.

- --------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.