Form 10-Q
period 1994-05-10
DUPONT E I DE NEMOURS & CO
filed 1994-05-10
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1994

                                     OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-815


                    E. I. du Pont de Nemours and Company
           (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                            51-0014090
       (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)            Identification No.)


               1007 Market Street, Wilmington, Delaware  19898
                  (Address of Principal Executive Offices)


                               (302) 774-1000
                       (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X         No


679,678,463 shares of common stock, $0.60 par value, were outstanding at April 30, 1994.

                                                                    Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                         Page
                                                                         ----
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement .................................        3

    Consolidated Statement of Cash Flows ..........................        4

    Consolidated Balance Sheet ....................................        5

    Notes to Financial Statements .................................        6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results .............................................        7

    Industry Segment Performance ..................................        7

    Consolidated Industry Segment Information .....................        9

    Financial Condition ...........................................       10

Part II

  Item 1.  Legal Proceedings ......................................       10

  Item 4.  Submission of Matters to a Vote of Security Holders ....       12

  Item 6.  Exhibits and Reports on Form 8-K .......................       13

Signature .........................................................       14

Exhibit Index .....................................................       15

Exhibit 10.7 - Stock Performance Plan of E. I. du Pont
   de Nemours and Company .........................................       16

Exhibit 10.8 - Variable Compensation Plan of E. I. du Pont
  de Nemours and Company ..........................................       27

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ....       33

                                                            Form 10-Q

                    PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                   Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                       March 31
- -----------------------------------------------------------------------
(Dollars in millions, except per share)              1994       1993
- ----------------------------------------------------------------------

SALES .........................................    $ 9,190    $ 9,070
Other Income ..................................        205        208
                                                   -------    -------

    Total .....................................      9,395      9,278
                                                   -------    -------

Cost of Goods Sold and Other Expenses .........      6,675      6,772
Selling, General and Administrative Expenses ..        664        742
Depreciation, Depletion and Amortization ......        703        677
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties .......         59         56
Interest and Debt Expense .....................        142        144
                                                   -------    -------

    Total .....................................      8,243      8,391
                                                   -------    -------

EARNINGS BEFORE INCOME TAXES ..................      1,152        887
Provision for Income Taxes ....................        510        394
                                                   -------    -------

NET INCOME ....................................    $   642    $   493
                                                   =======    =======




EARNINGS PER SHARE OF COMMON STOCK<Fb> ........    $   .94    $   .73
                                                   =======    =======

DIVIDENDS PER SHARE OF COMMON STOCK ...........    $   .44    $   .44
                                                   =======    =======



See page 6 for Notes to Financial Statements.

                                                                                  Form 10-Q


                                                                          Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                       March 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                       1994       1993
- ---------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATIONS
  Net Income ........................................................     $  642      $ 493
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................        703        677
      Dry Hole Costs and Impairment of Unproved Properties ..........         18         12
      Other Noncash Charges and Credits - Net .......................        (72)       (14)
      Change in Operating Assets and Liabilities - Net ..............       (200)      (405)
                                                                          ------      -----

        Cash Provided by Operations .................................      1,091        763
                                                                          ------      -----

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................       (662)      (890)
  Investment in Affiliates ..........................................        (30)       (16)
  Miscellaneous - Net ...............................................        108        308
                                                                          ------      -----

        Cash Used for Investment Activities .........................       (584)      (598)
                                                                          ------      -----

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (301)      (300)
  Net Increase in Borrowings ........................................        998        955
  Common Stock Issued in Connection with Compensation Plans .........         45         11
                                                                          ------      -----

        Cash Provided by Financing Activities .......................        742        666
                                                                          ------      -----

Effect of Exchange Rate Changes on Cash .............................         23        (35)
                                                                          ------      -----

INCREASE IN CASH AND CASH EQUIVALENTS ...............................     $1,272      $ 796
                                                                          ======      =====




See page 6 for Notes to Financial Statements.


                                                                                    Form 10-Q


CONSOLIDATED BALANCE SHEET<Fa>                                       March 31     December 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                1994           1993
- ---------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ....................................     $ 2,512        $ 1,240
  Accounts and Notes Receivable ................................       5,216          4,848
  Inventories<Fc> ..............................................       3,970          3,818
  Prepaid Expenses .............................................         335            231
  Deferred Income Taxes ........................................         627            762
                                                                     -------        -------
    Total Current Assets .......................................      12,660         10,899

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (March 31, 1994 - $27,021;
  December 31, 1993 - $26,503) .................................      21,282         21,423
INVESTMENT IN AFFILIATES .......................................       1,653          1,607
OTHER ASSETS ...................................................       2,917          3,124
                                                                     -------        -------
    TOTAL ......................................................     $38,512        $37,053
                                                                     =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................................     $ 2,408        $ 2,444
  Short-Term Borrowings and Capital Lease Obligations ..........       3,929          2,796
  Income Taxes .................................................         441            321
  Other Accrued Liabilities ....................................       3,777          3,878
                                                                     -------        -------
    Total Current Liabilities ..................................      10,555          9,439

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .............       6,414          6,531
OTHER LIABILITIES ..............................................       8,252          8,200
DEFERRED INCOME TAXES ..........................................       1,468          1,466
                                                                     -------        -------
    Total Liabilities ..........................................      26,689         25,636
                                                                     -------        -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................         193            187
                                                                     -------        -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..............................................         237            237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at March 31, 1994 - 679,487,795;
    December 31, 1993 - 677,577,437                                      408            407
  Additional Paid-In Capital ...................................       4,718          4,660
  Reinvested Earnings ..........................................       6,267          5,926
                                                                     -------        -------
    Total Stockholders' Equity .................................      11,630         11,230
                                                                     -------        -------
    TOTAL ......................................................     $38,512        $37,053
                                                                     =======        =======


See page 6 for Notes to Financial Statements.

                                                                   Form 10-Q






                        NOTES TO FINANCIAL STATEMENTS
                            (Dollars in millions)



[FN]
<Fa>These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair statement of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of 1993 data have been made to conform to 1994 classifications.


<Fb>Earnings per share are calculated on the basis of the following average number of common shares outstanding.

                        Three Months Ended March 31:
                             1994 -- 678,476,595
                             1993 -- 675,497,105


<Fc>Inventories                                      March 31     December 31
    -----------                                        1994          1993
                                                     --------     -----------

    Chemicals ..................................      $  303        $  250
    Fibers .....................................         619           571
    Polymers ...................................         479           550
    Petroleum ..................................       1,364         1,367
    Diversified Businesses .....................       1,205         1,080
                                                      ------        ------

      Total                                           $3,970        $3,818
                                                      ======        ======

                                                                   Form 10-Q


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 Net income for the first quarter of 1994 was $642 million, or $.94 per share, compared with $493 million, or $.73 per share, earned in the first quarter 1993. Excluding a prior-year
         $32 million nonrecurring gain from exchange of North Sea petroleum properties, first quarter 1994 net income was up 39 percent, principally due to lower costs.

                 The first quarter earnings marked the company's best quarterly performance since 1990. Excluding the 1993 nonrecurring item, each industry segment posted earnings gains over last year.

                 Efforts to focus on businesses where we have a competitive advantage and technological strength, combined with significant reduction in costs, are having the desired effect on earnings. In addition, compared to last year, the company is seeing increased demand in key markets for a number of its businesses, including automotive products, engineering polymers, nylon, "Lycra" spandex, and nonwovens. Not only is demand generally improved in the United States, but market conditions are better in Europe and Asia, where the chemicals and specialties sales are up 15 percent and 6 percent respectively.

             (2) Industry Segment Performance:

                 The following text and accompanying "Consolidated Industry Segment Information" table compare segment results for the first quarter of 1994 with the same period last year.

                 Sales totaled $9.2 billion, up $120 million or 1 percent. Despite lower worldwide crude oil prices, Petroleum segment sales were up 2 percent versus last year on higher worldwide natural gas prices and volumes and higher international crude oil volumes. For combined segments other than Petroleum, sales were up 1 percent, reflecting 5 percent higher volume, partly offset by 4 percent lower selling prices.

              o Chemicals segment earnings were $83 million, up $14 million, or 20 percent, attributable to better results for fluoro-chemicals and specialty chemicals. Sales decreased
                 1 percent, as 3 percent higher volume was more than offset by a 4 percent decline in selling prices.

                                                                  Form 10-Q



              o  Fibers segment earnings of $144 million were up
                 $42 million, or 41 percent, as improvements in nylon and "Lycra" spandex were partly offset by lower results for "Dacron" polyester. Segment results reflect lower costs and an improvement in European business from weaker conditions a year ago. Segment sales were 14 percent higher. After adjusting for additional sales from the acquisition of ICI's nylon business, sales volume was up 6 percent. Prices were down 2 percent, principally from the currency effect of a stronger dollar.

              o  Polymers segment earnings were $147 million, up
                 $70 million or 91 percent from last year. Both automotive products and engineering polymers improved significantly, reflecting lower costs and higher sales. Adjusting for the absence of sales from the acrylics business divested last year, segment sales were up 5 percent, reflecting
                 9 percent higher volume, partly offset by 4 percent lower prices.

              o  Petroleum segment earnings were $215 million, up
                 $15 million, or 8 percent, excluding the prior-year property exchange benefit. The earnings improvement is attributable to stronger domestic downstream performance, reflecting higher refined product margins. Upstream earnings were down 5 percent, reflecting a drop of more than 20 percent in crude oil prices. Higher worldwide natural gas prices and volumes, higher crude oil volumes outside of the United States, and lower costs were sufficient to offset most of the impact of the lower crude oil prices.

              o  Diversified Businesses segment earnings totaled
                 $148 million, up $41 million or 38 percent from the prior year. This reflects earnings improvements in crop protec-tion chemicals and printing and publishing, primarily from lower costs. Segment sales were down 1 percent after adjusting for prior-year divestitures of the connector systems and sporting goods businesses, primarily reflect-ing lower sales of crop protection chemicals and medical products in the United States.

                                                           Form 10-Q




E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES



                                                 Three Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION             March 31
- ---------------------------------------------------------------------
(Dollars in millions)                             1994        1993
- ---------------------------------------------------------------------

SALES
- -----

Chemicals .................................     $   848    $   859
Fibers ....................................       1,645      1,447
Polymers ..................................       1,483      1,460
Petroleum .................................       3,862      3,794
Diversified Businesses ....................       1,352      1,510
                                                -------    -------

    Total .................................     $ 9,190    $ 9,070
                                                =======    =======

AFTER-TAX OPERATING INCOME
- --------------------------

Chemicals .................................     $    83    $    69
Fibers ....................................         144        102
Polymers ..................................         147         77
Petroleum .................................         215        232(a)
Diversified Businesses ....................         148        107
                                                -------    -------

    Total .................................         737        587

Interest and Other Corporate
  Expenses Net of Tax .....................         (95)       (94)
                                                -------    -------

NET INCOME ................................     $   642    $   493
- ----------                                      =======    =======



(a) Includes $32 gain from exchange of North Sea properties.

                                                                  Form 10-Q

         (b) Financial Condition at March 31, 1994

         The following comments pertain to the "Consolidated Statement of Cash Flows." In the first quarter 1994, DuPont recorded a net cash inflow of $507 million from Operations and Investment Activities. This inflow reflects improved business results, coupled with reductions in both operating and capital expenditures, partly offset by increases in working capital. The increase in working capital was mostly due to higher Accounts Receivable-Trade and Inventories, reflecting increased business activity and the seasonal pattern in certain businesses (principally crop protection chemicals). Days' sales outstanding averaged 39 days in the first quarter, down one day from the first quarter of 1993. After payment of $301 million for dividends, the cash inflow was $206 million. This inflow, plus other inflows totaling $68 million and borrowings of $998 million made to accomplish a planned buildup in cash balances, resulted in a total increase in cash for the quarter of $1,272 million.

         Certain ratios are shown below:

                                                  At 3/31/94     At 12/31/93
                                                  ----------     -----------
Debt Ratio (total debt to total
  capitalization)                                    46.7%          45.0%

Current Ratio (current assets
  to current liabilities)                            1.2:1          1.2:1

The ratio of earnings to fixed charges is 6.2 for the first three months of 1994. The ratio is up from 2.0 for the year 1993. The 1993 ratio reflects $1.8 billion (pretax) of restructuring charges.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont received claims by growers that use of "Benlate"
50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont paid claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 550 lawsuits in several jurisdictions, principally Florida, Hawaii, and Puerto Rico, by growers who allege plant damage from using "Benlate" 50 DF fungicide. DuPont recently settled 220 lawsuits for various amounts totaling about $214 million. The settlement follows two recent verdicts in a Florida trial in which a jury found "Benlate" to be free of defects. With this settlement, about half of the lawsuits brought against the company since 1991 have been disposed of. Excluding this settlement, more than 75 "Benlate" cases have been disposed of by courts, juries, and settlements, many in DuPont's favor. Even where juries have

                                                                  Form 10-Q

awarded growers any damages, those damages have been, on average, less than a third of what they sought, and growers have been found to share responsibility for their claimed losses. DuPont believes that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to continue to prove this in ongoing matters.

      Since 1989, DuPont has been served with approximately 60 lawsuits in several jurisdictions, principally in Texas, Florida, Maryland and Arizona alleging damages as a result of leaks in certain polybutylene plumbing systems. Two nationwide class actions have been filed in state and federal courts in Houston, Texas, but neither has been certified as of this date.
In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese and other parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. DuPont entered the market in 1983 and it is not known as to the number of commercial or dwelling units that have polybutylene plumbing systems, or the number of commercial or dwelling units that have DuPont's product in their plumbing systems. During 1994, DuPont settled a majority of the Texas lawsuits. Presently, DuPont is active in eleven suits involving 1,028 plaintiffs. Forty-five lawsuits have been disposed of (44 by pretrial settlements, 1 by dismissal). DuPont has not been to trial in any case.

      On June 28, 1991, DuPont entered into a voluntary agreement with the Environmental Protection Agency (EPA) to conduct an audit of the U.S. sites under the Toxic Substance Control Act (TSCA). Agreement participation is not an admission of TSCA noncompliance. Maximum stipulated penalties that DuPont could pay under the agreement are capped at $1 million. The first phase of the audit was completed, but no findings have been issued. Subject to the EPA's issuance of new reporting criteria, the second phase of its audit is expected to begin at the end of 1994.

      On October 18, 1991, the EPA issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipeline Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. government pending approval by the Court. CPLC along with four other com-panies have agreed to a cleanup of this site which is estimated to cost between $4.4 million and $8.9 million and pay as a group, $300,000 in civil penalties. CPLC's share of this settlement is approximately 11%. CPLC plans to seek recovery of these amounts from other nonsettling parties.

      On October 15, 1993, the EPA filed a complaint in the U.S. District Court, Eastern District of Texas (Beaumont), against DuPont alleging various violations of the Clean Water Act at the Sabine River Works. Included are alleged unauthorized discharges, effluent limitation violations, and monitoring and reporting violations under the plant's NPDES permit. The Government was seeking a civil penalty of $1.4 million. On April 20, 1994,

                                                                   Form 10-Q

the Government and DuPont reached a settlement in this action. DuPont has agreed to pay a civil penalty of $516,430 and to implement a Supplemental Environmental Project with an estimated cost to DuPont of $3.2 million. A consent decree will be drafted and agreed to by the parties contained in the settlement as well as other requirements including reporting and stipulated penalties. The consent order will be noticed in the Federal Register for 30 day public comment before being entered by the court.

      On April 11, 1994, the Texas Natural Resource Conservation
Commission (TNRCC) issued a Notice of Executive Director's Preliminary Report and Petition for a TNRCC Order assessing penalties of $122,640 for alleged violations at DuPont's Beaumont Works Plant of the Texas Solid Waste Disposal Act, the Texas Water Code and the applicable regulations. The company's legal counsel believes that the basis for the penalty calculations asserted by TNRCC does not accurately reflect the facts concerning the impact on the environment nor the significance of the allegations and, therefore a signif-icant reduction in penalty is appropriate.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the Annual Meeting:

         A total of 571,981,115 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 27, or
84.3 percent of the shares entitled to be voted. Business was transacted as follows:

      1. ELECTION OF DIRECTORS: The 16 nominees listed in the proxy statement were elected to serve on the Board of Directors for the ensuing year. All nominees were members of the Board. The vote tabulation with respect to each nominee follows:

                                   Votes Cast       Votes Cast Against
                Director               For             or Withheld

           P. N. Barnevik          570,047,761           1,922,499
           A. F. Brimmer           570,441,734           1,528,526
           C. R. Bronfman          569,913,639           2,056,621
           E. M. Bronfman          569,865,825           2,104,435
           E. Bronfman, Jr.        569,872,556           2,097,704
           L. C. Duemling          570,555,836           1,414,424
           E. B. du Pont           570,667,441           1,302,819
           C. M. Harper            570,500,297           1,469,963
           J. A. Krol              570,655,305           1,314,955
           M. P. MacKimm           570,631,408           1,338,852
           C. S. Nicandros         570,633,275           1,336,985
           W. K. Reilly            570,393,348           1,576,912
           H. R. Sharp, III        570,614,964           1,355,296
           C. M. Vest              570,396,262           1,573,998
           J. L. Weinberg          570,403,970           1,566,290
           E. S. Woolard, Jr.      570,465,377           1,504,883

                                                                   Form 10-Q



     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of Price Waterhouse as independent accountants for 1994 was approved by a vote of 569,177,760 shares for, 761,076 shares against and 2,042,279 abstentions and broker nonvotes.

     3. AMENDMENT OF STOCK PERFORMANCE PLAN: The proposal to amend the Stock Performance Plan was approved by a vote of 537,728,743 shares for, 30,490,378 shares against and 3,761,994 abstentions and broker nonvotes.

     4. POLITICAL NONPARTISANSHIP: A stockholder proposal concerning political contributions was defeated by a vote of 507,385,938 shares against, 13,148,536 shares for and 51,446,641 abstentions and broker nonvotes.

     5. CUMULATIVE VOTING: A stockholder proposal to provide for cumulative voting in the election of directors was defeated by a vote of 469,057,938 shares against, 61,778,504 shares for and 41,144,672 abstentions and broker nonvotes.

     6. SITE LISTING: A stockholder proposal to list in the company's annual environmental progress report each site expected to cause environmental liabilities to accrue to the company was defeated by a vote of 505,842,160 shares against, 15,782,471 shares for and 50,356,484 abstentions and broker nonvotes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 15.

         (b) Reports on Form 8-K

               1. The company filed a Current Report on Form 8-K, dated January 26, 1994, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-39161 and
                   No. 33-48128). Through this Form 8-K, a copy of the Registrant's Earnings Press Release, dated January 26, 1994, was filed under Item 7.

                                                                   Form 10-Q




                                  SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                                 Date:          May 10, 1994
                                 --------------------------------------




                                 By           /s/C. L. Henry
                                 --------------------------------------

                                               C. L. Henry
                                 Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer
                                         and Principal Financial
                                         and Accounting Officer)