Form 10-Q
period 1994-08-09
DUPONT E I DE NEMOURS & CO
filed 1994-08-09
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1994

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


                           Yes   X         No


680,562,653 shares of common stock, $0.60 par value, were outstanding at July 31, 1994.

                                                                   Form 10-Q





                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                        Page
                                                                        ----
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement .................................       3

    Consolidated Statement of Cash Flows ..........................       4

    Consolidated Balance Sheet ....................................       5

    Notes to Financial Statements .................................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results .............................................       7

    Industry Segment Performance ..................................       7

    Consolidated Industry Segment Information .....................       9

    Financial Condition ...........................................      10

Part II

  Item 1.  Legal Proceedings ......................................      10

  Item 6.  Exhibits and Reports on Form 8-K .......................      12

Signature .........................................................      13

Exhibit Index .....................................................      14

Computation of Ratio of Earnings to Fixed Charges .................      15


                                                                                        Form 10-Q


                                 PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                       Three Months Ended      Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                           June 30                 June 30
- -------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                 1994        1993       1994        1993
- -------------------------------------------------------------------------------------------------
SALES ............................................     $10,161     $9,546     $19,351     $18,616
Other Income .....................................         278        153         483         361
                                                       -------     ------     -------     -------
    Total ........................................      10,439      9,699      19,834      18,977
                                                       -------     ------     -------     -------
Cost of Goods Sold and Other Expenses ............       7,492      7,100      14,167      13,872
Selling, General and Administrative Expenses .....         709        807       1,373       1,549
Depreciation, Depletion and Amortization .........         670        683       1,373       1,360
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ..........          53         94         112         150
Interest and Debt Expense ........................         148        176         290         320
                                                       -------     ------     -------     -------
    Total ........................................       9,072      8,860      17,315      17,251
                                                       -------     ------     -------     -------
EARNINGS BEFORE INCOME TAXES .....................       1,367        839       2,519       1,726
Provision for Income Taxes .......................         575        323       1,085         717
                                                       -------     ------     -------     -------
NET INCOME .......................................     $   792     $  516     $ 1,434     $ 1,009
                                                       =======     ======     =======     =======


EARNINGS PER SHARE OF COMMON STOCK<Fb>............     $  1.16     $  .76     $  2.10     $  1.49
                                                       =======     ======     =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK ..............     $   .44     $  .44     $   .88     $   .88
                                                       =======     ======     =======     =======


See page 6 for Notes to Financial Statements.



                                                                                  Form 10-Q



                                                                           Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                       June 30
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1994        1993
- ---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 1,434     $ 1,009
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      1,373       1,360
      Dry Hole Costs and Impairment of Unproved Properties ..........         36          71
      Other Noncash Charges and Credits - Net .......................        (66)         17
      Change in Operating Assets and Liabilities - Net ..............       (107)       (350)
                                                                         -------     -------

        Cash Provided by Operations .................................      2,670       2,107
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (1,305)     (1,839)
  Investment in Affiliates ..........................................        (43)        (50)
  Miscellaneous - Net ...............................................        171         344
                                                                         -------     -------

        Cash Used for Investment Activities .........................     (1,177)     (1,545)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (603)       (600)
  Net Increase in Borrowings ........................................          7       1,185
  Common Stock Issued in Connection with Compensation Plans .........         75          47
                                                                         -------     -------

        Cash Provided by (Used for) Financing Activities ............       (521)        632
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................         78         (53)
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $ 1,050     $ 1,141
                                                                         =======     =======




See page 6 for Notes to Financial Statements.



                                                                                    Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                        June 30     December 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                 1994          1993
- ---------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ....................................      $ 2,290       $ 1,240
  Accounts and Notes Receivable ................................        5,537         4,848
  Inventories<Fc>...............................................        3,832         3,818
  Prepaid Expenses .............................................          288           231
  Deferred Income Taxes ........................................          514           762
                                                                      -------       -------
    Total Current Assets .......................................       12,461        10,899

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (June 30, 1994 - $27,388;
  December 31, 1993 - $26,503) .................................       21,166        21,423
INVESTMENT IN AFFILIATES .......................................        1,704         1,607
DEFERRED INCOME TAXES ..........................................           92           198
OTHER ASSETS ...................................................        2,863         2,926
                                                                      -------       -------
    TOTAL ......................................................      $38,286       $37,053
                                                                      =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................................      $ 2,530       $ 2,444
  Short-Term Borrowings and Capital Lease Obligations ..........        2,878         2,796
  Income Taxes .................................................          459           321
  Other Accrued Liabilities ....................................        3,645         3,878
                                                                      -------       -------
    Total Current Liabilities ..................................        9,512         9,439

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .............        6,543         6,531
OTHER LIABILITIES ..............................................        8,356         8,200
DEFERRED INCOME TAXES ..........................................        1,541         1,466
                                                                      -------       -------
    Total Liabilities ..........................................       25,952        25,636
                                                                      -------       -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................          194           187
                                                                      -------       -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..............................................          237           237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at June 30, 1994 - 680,439,757;
    December 31, 1993 - 677,577,437                                       408           407
  Additional Paid-In Capital ...................................        4,738         4,660
  Reinvested Earnings ..........................................        6,757         5,926
                                                                      -------       -------
    Total Stockholders' Equity .................................       12,140        11,230
                                                                      -------       -------
    TOTAL ......................................................      $38,286       $37,053
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

                          Six Months Ended June30:
                             1994 -- 679,204,899
                             1993 -- 675,997,819


<Fc>Inventories                                      June 30     December 31
    -----------                                        1994         1993
                                                     -------     -----------

    Chemicals ..................................      $  195        $  250
    Fibers .....................................         639           571
    Polymers ...................................         514           550
    Petroleum ..................................       1,381         1,367
    Diversified Businesses .....................       1,103         1,080
                                                      ------        ------

      Total ....................................      $3,832        $3,818
                                                      ======        ======

                                                                   Form 10-Q


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 Net income for the second quarter of 1994 was $792 million, or $1.16 per share, a record high for any quarter, up 53 percent from the $516 million, or $.76 per share, earned in the second quarter 1993.

                 Net income for the first six months of 1994 was $1.4 billion, a record $2.10 per share, compared to $1.0 billion, or $1.49 per share, in the same period last year. Excluding nonrecurring charges from both periods, second quarter 1994 net income was up 56 percent, and first half 1994 net income was up
         48 percent.  First half sales totaled $19.4 billion, up 4 percent.

                 The earnings reflect efforts to improve productivity and grow the company's businesses, while maintaining tight constraints on spending in a very competitive market place. Most of DuPont's businesses performed very well during the current quarter, particularly in the United States and Europe, even though selling prices remain under pressure and are below last year's levels.

             (2) Industry Segment Performance:

                 The following text and accompanying "Consolidated Industry Segment Information" table compare segment results for the second quarter of 1994 with the same period last year.

                 Sales for the second quarter were $10.2 billion, up
         6 percent from prior year.  Petroleum segment sales were up
         6 percent on higher oil volumes outside the United States and improved U.S. refinery operations. Combined segments other than Petroleum were up 7 percent, reflecting 10 percent higher volume, partly offset by 3 percent lower selling prices.

              o  Chemicals segment earnings were $101 million, up
                 $10 million, or 11 percent, reflecting 4 percent higher sales and lower costs. Sales volume increased 9 percent, while selling prices declined 5 percent.

              o  Fibers segment earnings of $177 million were up
                 $67 million, or 61 percent, reflecting improvements in nylon, aramids, and nonwovens. Segment sales were 13 percent higher. Excluding additional sales from the acquisition of ICI's nylon business, sales were up
                 3 percent, reflecting 6 percent higher volume, partly offset by 3 percent lower prices.

                                                                  Form 10-Q



              o  Polymers segment earnings were $183 million, up
                 $76 million, or 71 percent from last year. Packaging, industrial, and engineering polymers improved, reflecting lower costs and higher sales. Adjusting for the absence of sales from the divested acrylics and polyethylene businesses, segment sales increased 13 percent, due to 16 percent higher volume, partly offset by 3 percent lower prices.

              o  Petroleum segment earnings of $201 million were up
                 $23 million, or 13 percent. After adjusting 1993 results to exclude a nonrecurring after-tax charge of $21 million related to the sale of petroleum producing properties, earnings were up slightly, despite significantly lower refined product margins and lower crude oil prices. Upstream earnings were $153 million, up 19 percent, reflecting higher volumes, principally outside the United States, and lower operating and dry hole costs, partly offset by lower crude oil prices. Downstream earnings were $48 million, down 31 percent, on lower worldwide refined product margins.

              o  Diversified Businesses segment earnings totaled
                 $208 million, including an after-tax charge of $47 million, or $.07 per share, reflecting an update of the estimate of costs related to the recall of "Benlate" DF 50 fungicide. This update is based on recent trial results, settlement experience, and the rate of spending on litigation associated with the recall. Excluding this charge, earnings were $255 million, up $134 million, or 111 percent from the prior year. This reflects higher sales and lower costs in crop protection chemicals, a significant turnaround in printing and publishing, and recovery of coal earnings which were adversely affected last year by strikes. Segment sales were up 10 percent after adjusting for prior-year divestiture of the sporting goods business. Higher sales volume, up 14 percent, was partly offset by 4 percent lower prices.


                                                                                                     Form 10-Q




E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                         Three Months Ended              Six Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                     June 30                        June 30
- ----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                    1994          1993           1994            1993
- ----------------------------------------------------------------------------------------------------------------
SALES
- -----
Chemicals ........................................    $   959        $  922        $ 1,807        $ 1,781
Fibers ...........................................      1,722         1,530          3,367          2,977
Polymers .........................................      1,619         1,527          3,102          2,987
Petroleum ........................................      4,139         3,923          8,001          7,717
Diversified Businesses ...........................      1,722         1,644          3,074          3,154
                                                      -------        ------        -------        -------
    Total ........................................    $10,161        $9,546        $19,351        $18,616
                                                      =======        ======        =======        =======

AFTER-TAX OPERATING INCOME
- --------------------------
Chemicals ........................................    $   101        $   91        $   184        $   160
Fibers ...........................................        177           110            321            212
Polymers .........................................        183           107            330            184
Petroleum ........................................        201           178<Fa>        416            410<Fa><Fb>
Diversified Businesses ...........................        208<Fc>       121            356<Fc>        228
                                                      -------        ------        -------        -------
    Total ........................................        870           607          1,607          1,194

Interest and Other Corporate
  Expenses Net of Tax ............................        (78)          (91)          (173)          (185)
                                                      -------        ------        -------        -------

NET INCOME .......................................    $   792        $  516        $ 1,434        $ 1,009
- ----------                                            =======        ======        =======        =======

<Fa>Includes $21 loss from sale of petroleum producing properties.
<Fb>Includes $32 gain from exchange of North Sea properties.
<Fc>Includes $47 charge associated with "Benlate" DF 50 fungicide recall.


                                                                  Form 10-Q


         (b) Financial Condition at June 30, 1994

         The following comments pertain to the "Consolidated Statement of Cash Flows." DuPont recorded a net cash inflow from Operations and Investment Activities of $1.5 billion in the first half 1994, as compared with $562 million for the same period last year. This largely reflects higher net income and reduced capital expenditures. Dividend payments totaled $603 million, leaving a net inflow of $890 million. This inflow plus other inflows related to Financing Activities and the Effect of Exchange Rate Changes on Cash resulted in an increase in Cash and Cash Equivalents of $1.1 billion. Consolidated borrowings (excluding capital lease obligations) were $95 million higher than year-end 1993.

         Capital expenditures for plant, property and equipment were $1.3 billion during the first half of 1994. The original 1994 capital expenditures budget of $3.4 billion remains unchanged.

         The company increased its common stock dividend by 6.8 percent from $.44 to $.47 per share effective in the third quarter 1994.

         Certain ratios are shown below:

                                                  At 6/30/94     At 12/31/93
                                                  ----------     -----------
Debt Ratio (total debt to total
  capitalization)                                    43.3%          45.0%

Current Ratio (current assets
  to current liabilities)                            1.3:1          1.2:1

Days sales outstanding averaged 38 days in the second quarter, down one day from both the first quarter of 1994 and the second quarter of 1993. The ratio of earnings to fixed charges is 6.5 for the first six months of 1994. The ratio is up from 2.0 for the year 1993. The 1993 ratio reflects
$1.8 billion (pretax) of restructuring charges.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont received claims by growers that use of "Benlate"
DF 50 fungicide had caused crop damages. Based on the belief that "Benlate" DF 50 would be found to be a contributor to the claimed damage, DuPont paid claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" DF 50 was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 550 lawsuits in several jurisdictions, principally

                                                                  Form 10-Q


Florida, Hawaii, and Puerto Rico, by growers who allege plant damage from using "Benlate" DF 50 fungicide. DuPont has recently settled a block of 59 cases in addition to the block of 220 cases settled earlier this year. In the three jury trials in 1994, juries in Florida and Alabama found no product defect and no damages attributable to "Benlate". Over half of the lawsuits bought against the company since 1991 have been disposed of. Where juries have in previous years awarded growers any damages, those damages have been, on average, less than a third of what they sought, and growers have been found to share responsibility for their claimed losses. DuPont believes that "Benlate" DF 50 fungicide did not cause the alleged damages and intends to continue to prove this in ongoing matters.

         Since 1989, DuPont has been served with approximately ninety lawsuits in several jurisdictions, principally in Texas, Florida, Maryland, and Arizona, alleging damages as a result of leaks in certain polybutylene plumbing systems. Two nationwide class actions have been filed in state and federal courts in Houston, Texas, but neither has been certified as of this date. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese and other parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. DuPont entered the market in 1983 and it is not known as to the number of commercial or dwelling units that have polybutylene plumbing systems, or the number of commercial or dwelling units that have DuPont's product in their plumbing systems. During 1994, DuPont settled a majority of the Texas lawsuits. Presently, DuPont has eighteen active homeowner lawsuits and twenty-two relatively smaller subrogation lawsuits with a total of 1,196 plaintiffs. There have been fifty-six settlements and one dismissal. DuPont has not been to trial in any case.

         On October 18, 1991, the U.S. Environmental Protection Agency (EPA) issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipe Line Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice filed a lawsuit against ten entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. Government, and that settlement has now been approved by the Court. CPLC along with four other companies has agreed to a cleanup of this site, which is estimated to cost between $4.4 million and $8.9 million, and pay as a group $300,000 in civil penalties. CPLC's share of this settlement is approximately 11%. CPLC plans to seek recovery of these amounts from other nonsettling parties.

         On May 13, 1994, the EPA, Region II, filed an Administrative Complaint seeking a $143,000 penalty alleging that DuPont's Deepwater, New Jersey, facility failed to file Emergency Planning Community
Right-To-Know Act/Toxic Release Inventory report forms for two chemical substances. The parties are in settlement negotiation.

                                                                   Form 10-Q


      On June 30, 1994, the California Department of Toxic Substances Control issued to DuPont's Antioch Works in Antioch, California, an Enforcement Order alleging violations of state hazardous waste regulations. The alleged violations center principally on the status of several tanks at the site. The Order would require DuPont to undertake certain remedial activities around the tanks and pay a fine of $200,000. DuPont has filed a Notice of Defense in the matter for a hearing before the Office of Administrative Hearings of the California Department of General Services.

      On July 1, 1994, the EPA issued a proposed Administrative Penalty Assessment to Conoco Inc. for alleged violations of the Clean Water Act related to wastewater discharges from Conoco's Lake Charles, Louisiana, refinery. The proposed Penalty Assessment seeks a civil penalty of $125,000 for alleged discharge permit exceedences that occurred during the past five years. The company's legal counsel has reached agreement with EPA on changes to be made to the Consent Agreement and Order assessing administra-tive penalties, and anticipates finalizing the Consent Agreement and Penalty Assessment within the next 60 to 90 days.

      On July 15, 1994, Conoco's Denver refinery received a Notice of Violation (NOV) and Cease and Desist Order from the State of Colorado for violations of its state clean water permit. The NOV alleges twenty-one violations of effluent parameters and other permit conditions from January 1993 to the present. While the NOV does not contain a demand for payment of a fine or penalty, Conoco has been advised that the State will be seeking a penalty in excess of $100,000 for these excursions. Conoco's Denver refinery has made substantial improvements to its wastewater operations in 1994 and expects to resolve this NOV by agreement with the State.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 14.

         (b) Reports on Form 8-K

               1. The company filed a Current Report on Form 8-K, dated April 25, 1994, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-39161 and
                   No. 33-48128). Through this Form 8-K, the Registrant filed two press releases concerning (1) the settlement of 220 "Benlate" DF 50 fungicide lawsuits for a total of $214 million and (2) the first quarter 1994 earnings.

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





                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                                 Date:         August 9, 1994
                                 --------------------------------------




                                 By           /s/C. L. Henry
                                 --------------------------------------

                                               C. L. Henry
                                 Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer
                                         and Principal Financial
                                         and Accounting Officer)

                                                              Form 10-Q



                                EXHIBIT INDEX



Exhibit
Number                            Description
- -------                           -----------


   12       Computation of Ratio of Earnings to Fixed Charges.


                                                                                                                  Exhibit 12






                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)



                                                          Six Months Ended               Years Ended December 31
                                                           June 30, 1994      1993      1992      1991      1990      1989
Income Before Extraordinary Item and Transition
  Effect of Accounting Changes ........................        $1,434        $  566    $  975    $1,403    $2,310    $2,480
Provision for Income Taxes ............................         1,085           392       836     1,415     1,844     1,844
Minority Interests in Earnings of Consolidated
  Subsidiaries ........................................             6             5        10         6         3        24
Adjustment for Companies Accounted for
  by the Equity Method ................................             5            41         6        35        29        38
Capitalized Interest ..................................           (71)         (194)     (194)     (197)     (161)     (108)
Amortization of Capitalized Interest ..................            61           144       101        94        84        78

                                                                2,520           954     1,734     2,756     4,109     4,356

Fixed Charges:
  Interest and Debt Expense - Borrowings ..............           290           594       643       752       773       586
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .........            26            42        62        11         9        23
  Capitalized Interest ................................            71           194       194       197       161       108
  Rental Expense Representative of Interest Factor ....            72           143       151       162       163       149

                                                                  459           973     1,050     1,122     1,106       866

Total Adjusted Earnings Available for Payment of
  Fixed Charges .......................................        $2,979        $1,927    $2,784    $3,878    $5,215    $5,222
                                                               ======        ======    ======    ======    ======    ======

Number of Times Fixed Charges are Earned ..............           6.5           2.0       2.7       3.5       4.7       6.0
                                                               ======        ======    ======    ======    ======    ======
