Form 10-Q
period 1994-11-23
DUPONT E I DE NEMOURS & CO
filed 1994-11-14
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1994

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


                           Yes   X         No


680,898,159 shares of common stock, $0.60 par value, were outstanding at October 31, 1994.

                                                                   Form 10-Q



                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                        Page
                                                                        ----
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement .................................       3

    Consolidated Statement of Cash Flows ..........................       4

    Consolidated Balance Sheet ....................................       5

    Notes to Financial Statements .................................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results .............................................       7

    Industry Segment Performance ..................................       7

    Consolidated Industry Segment Information .....................       9

    Financial Condition ...........................................      11

    Financial Instruments .........................................      11

    Restructuring .................................................      13

Part II

  Item 1.  Legal Proceedings ......................................      14

  Item 6.  Exhibits and Reports on Form 8-K .......................      16

Signature .........................................................      17

Exhibit Index .....................................................      18

  Exhibit 10.7 - Stock Performance Plan of E. I. du Pont
    de Nemours and Company ........................................      19

  Exhibit 10.9 - Salary Deferral & Savings Restoration Plan of
    E. I. du Pont de Nemours and Company ..........................      29

  Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      32


                                                                                          Form 10-Q



E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                       Three Months Ended      Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                         September 30           September 30
- - ----------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                 1994        1993       1994        1993
- - ----------------------------------------------------------------------------------------------------
SALES ............................................     $ 9,845     $ 9,231    $29,196     $27,847
Other Income .....................................         184         147        667         508
                                                       -------     -------    -------     -------
    Total ........................................      10,029       9,378     29,863      28,355
                                                       -------     ------     -------     -------
Cost of Goods Sold and Other Expenses ............       7,373       6,951     21,540      20,823
Selling, General and Administrative Expenses .....         708         782      2,081       2,331
Depreciation, Depletion and Amortization .........         797<Fb>     716      2,170<Fb>   2,076
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ..........          92          91        204         241
Interest and Debt Expense ........................         145         132        435         452
Restructuring Charges<Fc>.........................         -         1,835        -         1,835
                                                       -------     -------    -------     -------
    Total ........................................       9,115      10,507     26,430      27,758
                                                       -------     -------    -------     -------
EARNINGS (LOSS) BEFORE INCOME TAXES ..............         914      (1,129)     3,433         597
Provision for Income Taxes .......................         267<Fd>    (449)<Fe> 1,352<Fd>     268<Fe>
                                                       -------     -------    -------     -------

NET INCOME (LOSS) ................................     $   647     $  (680)   $ 2,081     $   329
                                                       =======     =======    =======     =======


EARNINGS (LOSS) PER SHARE OF COMMON STOCK<Ff>.....     $   .95     $ (1.01)   $  3.05     $   .48
                                                       =======     =======    =======     =======

DIVIDENDS PER SHARE OF COMMON STOCK ..............     $   .47     $   .44    $  1.35     $  1.32
                                                       =======     =======    =======     =======



See page 6 for Notes to Financial Statements.



                                                                                  Form 10-Q



                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                     September 30
- - ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1994        1993
- - ---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 2,081     $   329
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      2,170       2,076
      Dry Hole Costs and Impairment of Unproved Properties ..........         70         122
      Other Noncash Charges and Credits - Net .......................       (148)        852
      Change in Operating Assets and Liabilities - Net ..............        219         345
                                                                         -------     -------

        Cash Provided by Operations .................................      4,392       3,724
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (2,003)     (2,634)
  Investment in Affiliates ..........................................        (67)        (68)
  Payments for Businesses Acquired ..................................        -          (409)
  Proceeds from Sales of Assets .....................................        262         792
  Miscellaneous - Net ...............................................        107        (109)
                                                                         -------     -------

        Cash Used for Investment Activities .........................     (1,701)     (2,428)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (925)       (900)
  Net Increase (Decrease) in Borrowings .............................       (814)         19
  Common Stock Issued in Connection with Compensation Plans .........         88          56
                                                                         -------     -------

        Cash Used For Financing Activities ..........................     (1,651)       (825)
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................        122         (54)
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $ 1,162     $   417
                                                                         =======     =======




See page 6 for Notes to Financial Statements.



                                                                                    Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                     September 30   December 31
- - ---------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                1994           1993
- - ---------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ....................................      $ 2,402       $ 1,240
  Accounts and Notes Receivable ................................        5,109         4,848
  Inventories<Fg>...............................................        3,965         3,818
  Prepaid Expenses .............................................          261           231
  Deferred Income Taxes ........................................          469           762
                                                                      -------       -------
    Total Current Assets .......................................       12,206        10,899

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (September 30, 1994 - $27,982;
  December 31, 1993 - $26,503) .................................       20,959        21,423
INVESTMENT IN AFFILIATES .......................................        1,709         1,607
DEFERRED INCOME TAXES ..........................................          124           198
OTHER ASSETS ...................................................        2,916         2,926
                                                                      -------       -------
    TOTAL ......................................................      $37,914       $37,053
                                                                      =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................................      $ 2,470       $ 2,444
  Short-Term Borrowings and Capital Lease Obligations ..........        2,081         2,796
  Income Taxes .................................................          551           321
  Other Accrued Liabilities ....................................        3,734         3,878
                                                                      -------       -------
    Total Current Liabilities ..................................        8,836         9,439

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .............        6,517         6,531
OTHER LIABILITIES ..............................................        8,451         8,200
DEFERRED INCOME TAXES ..........................................        1,437         1,466
                                                                      -------       -------
    Total Liabilities ..........................................       25,241        25,636
                                                                      -------       -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................          200           187
                                                                      -------       -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..............................................          237           237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at September 30, 1994 - 680,828,164;
    December 31, 1993 - 677,577,437                                       409           407
  Additional Paid-In Capital ...................................        4,745         4,660
  Reinvested Earnings ..........................................        7,082         5,926
                                                                      -------       -------
    Total Stockholders' Equity .................................       12,473        11,230
                                                                      -------       -------
    TOTAL ......................................................      $37,914       $37,053
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

<Fb>Includes $115 related to write-down of certain North Sea oil properties held for sale.

<Fc>Includes charges for asset write-downs, employee separation costs, facility shutdowns, and other restructuring costs.

<Fd>Includes a benefit of $127 principally related to a favorable change in tax status resulting from a transfer of properties among certain North Sea affiliates.

<Fe>Includes a benefit of $265 resulting from tax law changes, primarily in the United Kingdom.

<Ff>Earnings per share are calculated on the basis of the following average number of common shares outstanding.

                       Nine Months Ended September 30:
                             1994 -- 679,686,654
                             1993 -- 676,367,531


<Fg>Inventories                                   September 30   December 31
    -----------                                       1994          1993
                                                  ------------   -----------

    Chemicals .................................      $  214        $  250
    Fibers ....................................         667           571
    Polymers ..................................         596           550
    Petroleum .................................       1,358         1,367
    Diversified Businesses ....................       1,130         1,080
                                                     ------        ------

      Total ...................................      $3,965        $3,818
                                                     ======        ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company's earnings improved in all chemical and specialties segments, principally driven by higher sales volumes and reduced fixed costs. Also, the Petroleum segment continued to perform well in a challenging industry environment.

                 Net income for the third quarter 1994 was $647 million, or $.95 per share, record earnings for any third quarter. This compares to a net loss of $680 million, or $1.01 per share, for the third quarter of 1993.

                 Last year's third quarter included nonrecurring charges of $1.3 billion after-tax for restructurings, and tax benefits of $265 million resulting from tax law changes. The current quarter includes several offsetting nonrecurring items and tax benefits that, in total, have no effect on earnings per share. After adjusting both periods to exclude net nonrecurring charges and tax benefits, earnings were up 86 percent.

                 Earnings per share for the first nine months of 1994 were a record $3.05. This compares with $.48 earned in 1993. Excluding nonrecurring charges and tax benefits from both periods, year-to-date earnings were $3.12 per share versus $1.98 last year, up 58 percent. Year-to-date sales totaled $29.2 billion, 5 percent higher than prior year.

             (2) Industry Segment Performance:

                 The following text and accompanying "Consolidated Industry Segment Information" table compare business segment results for the third quarter of 1994 with the same period last year, exclud-ing the impact of nonrecurring items and special tax benefits described in the accompanying segment footnotes.

                 Sales for the third quarter were $9.8 billion, up
         7 percent from prior year.  Petroleum segment sales were up
         9 percent, principally reflecting increased U.S. refinery inputs

                                                                 Form 10-Q



         and the impact of higher worldwide excise taxes. Combined segments other than Petroleum were up 5 percent, all from higher sales volume, as price levels, on average, were about equal to last year. The largest percentage changes in sales volume were in the European and Asian regions.

              o  Chemicals segment earnings were $104 million, up
                 $58 million, or 126 percent, principally attributable to improved results for chemical specialties. Sales were up
                 11 percent, reflecting 9 percent higher volume and 2 percent higher prices.

              o Fibers segment earnings were $164 million, up $55 million, or 50 percent, principally reflecting higher sales for nylon, nonwovens, and "Lycra" spandex. Segment sales rose 6 percent, reflecting 6 percent higher sales volume, as average selling prices remained unchanged.

              o  Polymers segment earnings were $177 million, up
                 $106 million, or 149 percent from last year. Engineering polymers, packaging and industrial polymers, and elastomers all continued strong. Segment sales were up
                 14 percent after adjusting for the absence of a previously sold polyethylene business. The sales improvement reflects 15 percent higher volume, partly offset by 1 percent lower prices.

              o  Petroleum segment earnings were $172 million, down
                 5 percent from prior year. Upstream earnings were $84 million, 23 percent lower than last year, attributable to lower international gas volumes, higher worldwide exploration costs, lower U.S. natural gas prices and crude oil volumes, more than offsetting lower costs. Downstream earnings were $88 million, up 22 percent, largely reflecting higher U.S. refined product margins and refinery inputs.

              o  Diversified Businesses segment earnings totaled
                 $135 million, up $129 million from last year. This reflects the recovery of coal earnings which were adversely affected last year by strikes, and higher earnings from crop protection chemicals and medical products. Segment sales were up 1 percent after adjusting for the absence of the sporting goods business which was sold last year. Sales volume was equal to last year, while prices were 1 percent higher, primarily reflecting a weaker U.S. dollar.


                                                                                                     Form 10-Q
E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                         Three Months Ended             Nine Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                   September 30                  September 30
- - ----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                    1994          1993           1994            1993
- - ----------------------------------------------------------------------------------------------------------------
SALES
- - -----
Chemicals ........................................    $   983        $  884        $ 2,790        $ 2,665
Fibers ...........................................      1,677         1,588          5,044          4,565
Polymers .........................................      1,577         1,424          4,679          4,411
Petroleum ........................................      4,344         3,995         12,345         11,712
Diversified Businesses ...........................      1,264         1,340          4,338          4,494
                                                      -------        ------        -------        -------
    Total ........................................    $ 9,845        $9,231        $29,196        $27,847
                                                      =======        ======        =======        =======

AFTER-TAX OPERATING INCOME (LOSS)<Fa><Fb><Fc>
- - ---------------------------------
Chemicals ........................................    $    77        $  (60)       $   261        $   100
Fibers ...........................................        164          (147)           485             65
Polymers .........................................        193           (67)           523            117
Petroleum ........................................        146           239            562            649<Fd>
Diversified Businesses ...........................        169          (582)           525<Fe>       (354)
                                                      -------        ------        -------        -------
    Total ........................................        749          (617)         2,356            577

Interest and Other Corporate
  Expenses Net of Tax ............................       (102)          (63)          (275)          (248)
                                                      -------        ------        -------        -------

NET INCOME (LOSS) ................................    $   647        $ (680)       $ 2,081        $   329
- - -----------------                                     =======        ======        =======        =======

<Fa>1994 includes the following third-quarter (charges)/benefits:

      Chemicals                 $(27) (1)
      Polymers                    16  (2)
      Petroleum                  (26) (2)
      Diversified Businesses      34  (2)
                                ----
                                $ (3)
                                ====

      (1) Associated with discontinuation of certain products and asset sales and write-downs.
      (2) Reflects adjustments in estimates associated with the third quarter 1993 restructuring charge. In addition, the Petroleum segment also includes additional charges for employee separation costs, a loss of $95 from write-down of certain North Sea oil properties held for sale and a benefit of $127 principally related to a favorable change in tax status resulting from a transfer of properties among certain North Sea affiliates.


                                                                   Form 10-Q

[FN]
<Fb>1993 includes the following third-quarter charges for asset write-downs, employee separation costs, facility shutdowns, and other restructuring costs:

        Chemicals                 $  112 (1)
        Fibers                       266 (2)
        Polymers                     148 (3)
        Petroleum                    172 (4)
        Diversified Businesses       597 (5)
                                  ------
                                  $1,295
                                  ======

        (1) Includes $59 for asset write-downs and facility shutdowns for the fluorochemicals and specialty chemicals businesses.
        (2) Includes $46 for facility shutdowns and asset write-downs, primarily for the nylon business.
        (3) Includes $64 for shutdown of a portion of a polymers plant in LaPorte, Texas.
        (4) Includes $147 for asset write-downs of certain North American petroleum-producing properties.
        (5) Includes $448 for asset write-downs, primarily intangibles and facilities for the printing and publishing business.

<Fc>1993 includes a third-quarter benefit of $265 resulting from tax law changes. The Petroleum segment reflects $230, primarily due to a reduction in deferred U.K. petroleum revenue taxes, and $35 is reflected in the remaining segments (Chemicals, $6; Fibers, $10; Polymers, $10; Diversified Businesses, $9).

<Fd>Includes a $21 loss from sale of petroleum-producing properties and a $32 gain from exchange of North Sea properties.

<Fe>Includes $47 charge associated with "Benlate" DF 50 fungicide recall.

                                                                  Form 10-Q


         (b) Financial Condition at September 30, 1994

         The following comments pertain to the "Consolidated Statement of Cash Flows." DuPont recorded a net cash inflow before financing activities of $2.7 billion for the first nine months of 1994, as compared to $1.3 billion for the same period in 1993. The increase is attributable to higher net income and reduced capital expenditures. The inflow was used to pay dividends of $0.9 billion, increase cash and cash equivalents by $1.2 billion and decrease consolidated borrowings by $0.8 billion.

         "Payments for Businesses Acquired" reflects primarily the cash payment for the 1993 purchase of Imperial Chemical Industries P.L.C.'s nylon business ($380 million). "Proceeds from the Sales of Assets" for 1993 reflects mainly the cash inflow from the sale of the Connector Systems business ($270 million) and the acrylics business ($280 million). There have been no individually significant asset sales to date in 1994.

         "Purchases of Plant, Property and Equipment" totaled $2.0 billion during the first nine months of 1994, versus $2.6 billion during the same period last year. This largely reflects planned reductions in capital expenditures for the chemicals and specialties businesses across all business segments. It is likely that capital expenditures will be less than $3.0 billion for the year versus a budget of $3.4 billion.

         Certain ratios are shown below:

                                             At 9/30/94        At 12/31/93
                                             ----------        -----------
Debt Ratio (total debt to total
  capitalization)                               40.4%             45.0%

Current Ratio (current assets
  to current liabilities)                       1.4:1             1.2:1

Days' sales outstanding averaged 37 days in the third quarter, down one day from both the second quarter of 1994 and the third quarter of 1993. The ratio of earnings to fixed charges is 6.0 for the first nine months of 1994, up from 2.0 for the year 1993. The 1993 ratio reflects $1.8 billion (pretax) of restructuring charges.

         (c) Financial Instruments

         In the normal course of business the company enters into financial instrument transactions in order to hedge its exposure to market risk regarding currency translations, interest rates and petroleum prices. Procedures are in place to regularly monitor and report to management on market and counterparty credit risks associated with these financial instruments.

                                                                   Form 10-Q



         The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that translation gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. In addition, the company, from time to time, will enter into forward exchange contracts to establish with certainty the U.S. dollar amount of a future firm commitment denominated in a foreign currency. Decisions regarding whether or not to hedge a given firm commitment are made on a case by case basis taking into consideration the amount and duration of the exposure, market volatility, and economic trends.

         DuPont uses interest rate swaps, interest and principal currency swaps and structured medium-term financings as part of its financial risk management program. Interest rate swaps involve the exchange of fixed for floating rate interest payments that are fully integrated with underlying fixed rate bonds or notes to effectively convert fixed rate debt into floating rate debt. The swaps also involve the exchange of floating for fixed rate interest payments that are fully integrated with commercial paper or other floating rate borrowings to effectively convert floating rate debt into fixed rate debt. Both types of interest rate swaps used by DuPont are denominated in U.S. dollars, and do not involve the exchange of the underlying notional principal amounts.

         Interest and principal currency swaps are entered into by DuPont to effectively convert concurrently issued foreign currency denominated bonds into U.S. dollar denominated obligations (both interest and principal). Interest and principal currency swaps allow the company to be fully hedged against fluctuations in currency exchange rates and foreign interest rates and to achieve U.S. dollar interest payments below the market rate for borrowings of comparable maturity.

         The company also enters into structured medium-term financings consisting of: 1. a structured medium-term note with interest and/or principal payments (denominated in either U.S. dollars or foreign currencies) determined using a specified calculation incorporating changes in currency exchange rates or some other financial indices, and 2. a concurrently executed structured medium-term swap agreement that, for any and all calculations of the note's interest and/or principal payments over the term of the note, provides a dollar for dollar offset such that the note is effectively converted to a U.S. dollar denominated fixed principal amount with U.S. dollar denominated fixed or floating interest rate payments below the market interest rate, at the date of issuance, for borrowings of comparable maturity.

                                                                  Form 10-Q



         The company trades futures contracts (commodity exchanges and over the counter) for the purpose of hedging the net cash market risk exposure of the Petroleum segment's marketing supply, refining supply, natural gas and gas products supply, and equity production (crude and natural gas). Commodity trading in futures contracts is a natural extension of cash market trading and is used to physically acquire about 15% of North America refining crude supply requirements. The commodity futures market has underlying principles of increased liquidity and longer trading periods than the cash market and is one method of reducing exposure to the price risk inherent in the petroleum business. Typically, trading is conducted to manage price risk around near term (30-60 days) supply requirements. Occasionally, as market views and conditions allow, longer term (usually 3-9 months, but generally not more than 12 months) positions will be taken to manage price risk for the company's equity production (crude and natural gas) or net supply requirements (anticipatory hedges). These positions may not exceed equity production or net supply requirements for the hedge period. The company's use of futures contracts reduces the effects of price volatility, thereby protecting against adverse short-term price movements and, limiting, somewhat, the benefits of favorable short-term price movements.

         In addition to hedge positions, the company, on a limited basis, enters into other trading positions. These positions are marked to market at the end of each period. After-tax gain/(loss) from such trading has been insignificant.

         (d) Restructuring

         In the third quarter 1993, the company recorded a $1.8 billion (pretax) restructuring charge. A principal component of such charge related to employee separation costs (approximately $665 million pretax). As of September 30, 1994, about $395 million (pretax) is reflected as a liability in the company's balance sheet. Under the terms of separation arrangements, certain of the deferred payments extend beyond 1995.

         The remaining portion ($1.2 billion pretax) of the $1.8 billion restructuring charge related to asset write-downs and facility shutdowns.
As of September 30, 1994, this portion of the restructuring is substantially complete.

         Third quarter 1994 results for the Polymers and Diversified Businesses segments included a $78 million (pretax) benefit associated with adjustments of restructuring provisions established in September 1993. Such adjustments reflect the higher than anticipated proceeds from the disposal of a portion of a plant previously written down and further refinement of certain of the other items reflected in the 1993 restructuring charge. The Petroleum segment's results for the current quarter reflected a pretax charge of about $25 million related to changes in estimates of prior restructuring charges.

                                                                   Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont received claims by growers that use of "Benlate"
DF 50 fungicide had caused crop damages. Based on the belief that "Benlate" DF 50 would be found to be a contributor to the claimed damage, DuPont paid claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" DF 50 was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 550 lawsuits in several jurisdictions, principally Florida, Hawaii, and Puerto Rico, by growers who allege plant damage from using "Benlate" DF 50 fungicide. Currently two trials are underway in Hawaii involving 11 lawsuits, one trial in Puerto Rico involving eight lawsuits, and one other trial is expected to commence before the end of the year. In addition, DuPont has recently settled a block of 10 other lawsuits containing 37 consolidated cases in Hawaii. This is in addition to the two large blocks of 220 cases (187 lawsuits) and 59 cases (29 lawsuits) settled earlier this year. In the three jury trials in 1994, juries in Florida and Alabama found no product defect and no damages attributable to "Benlate". Over half of the lawsuits brought against the company since 1991 have been disposed of. Where juries have in previous years awarded growers any damages, those damages have been, on average, less than a third of what they sought, and growers have been found to share responsibility for their claimed losses. DuPont believes that "Benlate" DF 50 fungicide did not cause the alleged damages and intends to continue to prove this in ongoing matters.

         Since 1989 DuPont has been served with approximately 100 lawsuits in several jurisdictions, principally Texas, Florida, Maryland and Arizona, alleging damages as a result of leaks in certain polybutylene plumbing systems. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese and other plumbing parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made of acetal resin. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. The number of commercial and dwelling units nationwide that have such plumbing systems containing DuPont's acetal is unknown. During 1994, DuPont settled a majority of the Texas lawsuits in which it was a defendant. The settle-ments totaled approximately $34 million and covered 50,000 claimants. There have been 81 settlements and three dismissals. DuPont has not been to trial in any case. In addition, a nationwide class action is still pending in Texas state court, and on October 24, 1994, a certification hearing was held in the matter in Houston, Texas. Although the state court has not yet ruled on the issue, certification of the class could lead to a class action

                                                                  Form 10-Q



settlement under the terms of which Shell, Hoechst-Celanese and DuPont would establish a settlement fund of initially up to $750 million to be paid out over a 13 year period. DuPont expects its share of the fund would be relatively modest. The company's balance sheets reflect accruals for estimated costs associated with these matters. Adverse changes in estimates of such costs could result in additional future charges.

         On October 15, 1993, the EPA filed a complaint in the U.S. District Court for the Eastern District of Texas (Beaumont), against DuPont alleging various violations of the Clean Water Act at the Sabine River Works. Included in the complaint, which sought civil penalties of $1.4 million, were alleged unauthorized discharges, effluent limitation violations and monitoring and reporting violations under the plant's water permit. On April 20, 1994, the government and DuPont negotiated a settlement under the terms of which DuPont agreed to pay a civil penalty of $516,430 and to implement a Supplemental Environmental Project with an estimated cost to DuPont of $3.2 million. A consent decree incorporating the terms of the settlement was entered by the District Court on October 11, 1994. DuPont is required to pay the penalty portion of the settlement by November 11, 1994.

         On April 11, 1994, the Texas Natural Resource Conservation Commission (TNRCC) issued a Notice of Executive Director's Preliminary Report and Petition for TNRCC Order assessing penalties of $122,640 for alleged violations at DuPont's Beaumont Works Plant of the Texas Solid Waste Disposal Act, the Texas Water Code and the applicable regulations. The matter has been resolved at the staff level through settlement. DuPont, without admitting the truth of any allegation, has agreed to pay a penalty of $90,000. The Consent Order is expected to be approved by the Commission before year-end 1994 with payment due within thirty days of approval.

         On July 15, 1994, Conoco's (DuPont's energy subsidiary) Denver, Colorado, refinery received a Notice of Violation (NOV) and Cease and Desist Order from the State of Colorado for violations of its state clean water permit. The NOV alleges twenty-one violations of effluent parameters and other permit conditions from January 1993, to the present. Although the State had indicated previously it would seek a penalty in excess of $100,000, Conoco has reached an agreement with the State to settle the alleged permit variances for payment of a fine of $30,000 and performance of two supplemental environmental projects (SEP). The estimated cost of the SEPs is around $150,000.

         On August 26, 1994, DuPont was advised by the Delaware Attorney General's Office that it was seeking a civil penalty of $100,000 in connection with the accidental release on March 13, 1994, of low pH wastewater from a landfill waste pond containing waste from DuPont's Edge Moor, Delaware, titantium dioxide pigment plant. DuPont is seeking a substantial reduction of the penalty sought.

                                                                  Form 10-Q



         On September 23, 1994, DuPont filed a consent agreement with the U.S. Environmental Protection Agency (EPA) resolving civil penalty claims arising out of an EPA administrative complaint alleging that benomyl products containing atrazine were distributed in violation of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The settlement covers products made from 1988 through early 1991. Under the settlement agreement, DuPont will pay $1 million on behalf of itself and two contractors, Platte Chemical Inc., and Lesco, Inc., also named as respondents in EPA's com-plaint, and whom DuPont had earlier agreed to indemnify. The EPA had brought the civil complaint in 1991 against DuPont, Platte, Lesco, and another company, Terra International, Inc., seeking approximately
$2.3 million in civil penalties against the four companies. Terra settled on its own behalf in 1992. Although DuPont continues to deny the allega-tions stated in the EPA's complaint, the company believed it was in its best interests to end this long running dispute.

         The EPA filed on October 7, 1994, an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels that the EPA alleges were not in compliance with its new Worker Protection Standards. The labels were submitted to the EPA for approval in July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels after most of the products had been shipped and were in the distribution chain. DuPont has cooperated with the EPA in making label changes and has issued supplemental labeling for all products that had been distributed. DuPont believes the proposed penalties are unwarranted and excessive and plans to contest or seek a substantial reduction of them.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 18.

         (b) Reports on Form 8-K

               1. The company filed a Current Report on Form 8-K, dated July 27, 1994, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128 and
                   No. 33-53327). Through this Form 8-K, a copy of the Registrant's Earnings Press Release, dated July 27, 1994, was filed under Item 7.

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





                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                                 Date:        November 10, 1994
                                 --------------------------------------




                                 By           /s/C. L. Henry
                                 --------------------------------------

                                               C. L. Henry
                                 Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer
                                         and Principal Financial
                                         and Accounting Officer)

                                                                  Form 10-Q



                                EXHIBIT INDEX



Exhibit
Number                             Description
- - -------                            -----------


 10.7*      Company's Stock Performance Plan, as last amended effective
              September 28, 1994.


 10.9*      Company's Salary Deferral & Savings Restoration Plan effective
              April 26, 1994.


   12       Computation of Ratio of Earnings to Fixed Charges.









*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                   Form 10-Q

                                                                Exhibit 10.7













                    E. I. DU PONT DE NEMOURS AND COMPANY

                           STOCK PERFORMANCE PLAN







                   Originally Adopted - November 12, 1957

                      Last Amended - September 28, 1994

                                                                   Form 10-Q


                           STOCK PERFORMANCE PLAN



      I.  PURPOSES

          The purposes of this Stock Performance Plan (the "Plan") are:
(a) to provide greater incentive for employees who are or will be primarily responsible for the growth and success of the business to exert their best efforts on behalf of E. I. du Pont de Nemours and Company ("the Company"); and (b) to further the identity of interests of such employees with those of the Company's stockholders generally by encouraging them to acquire stock ownership in the Company.

     II.  FORM OF GRANTS

          1. Grants under this Plan may be made in the form of stock options, stock options accompanied by stock appreciation rights, restricted stock or a combination of any of these forms and may be made in replacement of or as alternatives to salary or grants under any other plan or program of a plan company.

          2. Stock options to purchase shares of the Company's common stock granted under this Plan may be either incentive, performance or other stock options qualified under the Internal Revenue Code as in effect from time to time ("qualified stock options") or stock options that are not qualified under the Internal Revenue Code ("nonqualified stock options"), or a combination of qualified and nonqualified stock options.

          3. Stock appreciation rights may be granted by the Company under this Plan upon such terms and conditions as the Compensation and Benefits Committee may determine. Such rights may be granted only when they accompany the concurrent grant of stock options. Each stock appreciation right shall give the grantee the right to receive a payment equal to the excess of the fair market value of a share of the Company's common stock on the date when such right is exercised over the option price provided for in the accompanying stock option. Such rights may be exercised only if the grantee exercises the accompanying stock option by purchasing one share of the Company's common stock for each stock appreciation right exercised. The number of shares subject to exercise under an accompanying stock option shall be automatically reduced by one share for each stock appreciation right exercised.

          4. Shares of restricted stock granted under this Plan shall be subject to restriction, such as forfeiture and a minimum vesting period. A grantee shall generally have all incidents

                                                                   Form 10-Q



              of ownership in restricted stock, including the right to dividends (unless otherwise restricted) and to vote. Shares may be evidenced by book-entry registration, a stock certificate registered in the grantee's name but held in the Company's custody or issuance of an appropriate legended stock certificate, as determined by the Compensation and Benefits Committee.


    III.  LIMITATIONS ON GRANTS

          1. The aggregate number of shares of the Company's stock which may be made subject to stock options granted under this Plan shall not exceed 36,000,000, or 5% of such number for any optionee, during any five consecutive years, of which only 6,000,000 shares may be subject to restricted stock grants. The number of stock appreciation rights which may be granted to any optionee under this Plan shall not exceed 50% of the number of shares made subject to an accompanying stock option.

          2. If any stock option or restricted stock (without benefit of dividends) granted under this Plan shall terminate or expire for any reason without having been exercised or vested in full, the shares not acquired under such grant shall become available again for further grants under this Plan; provided also, that shares withheld by or tendered to the Company as payment of exercise price or other consideration or satisfaction of withholding taxes shall become available again for further grants to employees who are not executive officers; provided, however, that the shares which become so available for further grants shall not include any shares as to which a stock option has been reduced by reason of receiving payments under accompanying stock appreciation rights. The limitations set forth above shall be subject to adjustment as provided in
              Article XII hereof.


     IV.  ADMINISTRATION

          1. Except as otherwise specifically provided, the Plan shall be administered by the Compensation and Benefits Committee of the Company's Board of Directors. The Compensation and Benefits Committee shall be elected pursuant to the Bylaws of the Company, and the members thereof shall be ineligible for grants while serving on said Committee.

                                                                   Form 10-Q



          2. The Compensation and Benefits Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable.

          3. The Compensation and Benefits Committee shall, subject to the provisions of the Plan, determine the time or times when stock options will be granted, which employees, if any, shall be granted stock options, the types of stock options to be granted, whether they shall be granted singly or in combination, when they shall be exercisable, the number of shares to be covered by each stock option or options, and the terms and conditions of such stock options; which employees, if any, shall also be granted accompanying stock appreciation rights, the number of stock appreciation rights which shall be granted to each of them, and the terms and conditions of such rights; and the time or times when restricted stock will be granted, which employees, if any, shall be granted restricted stock, the number of restricted shares to be granted, the restrictions or conditions on the right to transfer or dispose of such shares, and the terms and conditions of such restricted stock, including the number, amount, and timing of vesting increments.

          4. The decision of the Compensation and Benefits Committee with respect to any questions arising as to interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding.

          5. The Company's Board of Directors may elect a Special Stock Performance Committee pursuant to the Bylaws of the Company which shall have and may exercise all the rights, powers and duties of the Compensation and Benefits Committee specified in this Plan for purposes of making grants for significant achievements by employees who are not directors or executive officers of the Company. The Special Stock Performance Committee may also be authorized by the Compensation and Benefits Committee to assume certain administrative responsibilities under this Plan.


      V.  ELIGIBILITY FOR GRANTS

          1. Grants under this Plan may be made to employees (including those who are directors or executive officers of the Company) as determined by the Compensation and Benefits Committee (or

                                                                   Form 10-Q




              Board of Directors, if the grantee is a director of the Company). In determining those employees to whom grants are to be made, the Compensation and Benefits Committee (or Board of Directors, if the beneficiary is a director of the Company) may take into consideration present and potential contributions to the Company's success by such employees, and any other factors which the Compensation and Benefits Committee (or Board of Directors, if the grantee is a director of the Company) may deem relevant in connection with accomplishing the purposes of the Plan.

          2. The term "employee" may include an employee of a corporation or other business entity in which the Company shall directly or indirectly own fifty percent or more of the outstanding voting stock or other ownership interest, but shall exclude any director who is not also an officer or a full-time employee of a plan company. The term "plan company" as used in this Plan shall mean a business entity whose employees are eligible for grants under this Plan). The term "grantee" as used in this Plan means an employee to whom a grant has been made under this Plan or, where appropriate, his or her successor in interest upon death.


     VI.  RECOMMENDATIONS AND GRANTS

          1. Recommendations for grants to members of the Board of Directors shall be made by the Compensation and Benefits Committee. Recommendations for grants to employees who are not members of the Board of Directors shall be made to the Compensation and Benefits Committee by the Office of the Chairman.

          2. Any grant to a director shall be made in the sole discretion of the Board of Directors, a majority of whose members taking final action on any such grant shall be ineligible for grants under Article V. Any grant to an employee who is not a member of the Board of Directors shall be made by the Compensation and Benefits Committee which shall take final action on any such grant.

          3. Grants may be made at any time under this Plan and in any of the forms or combinations thereof provided in Article II hereof. A grantee may receive and may hold more than one grant under this Plan.

          4. The date on which a grant shall be deemed to have been made under this Plan shall be the date of the Compensation and Benefits Committee (or Board of Directors, if the grantee is a

                                                                   Form 10-Q




              director) authorization of the award or such later date as may be determined by the Compensation and Benefits Committee (or Board of Directors, if the grantee is a director) at the time the grant is authorized. Each grantee shall be advised in writing by the Company of a grant and the terms and conditions thereof, which terms and conditions, as the Compensation and Benefits Committee from time to time shall determine, shall not be inconsistent with the provisions of this Plan.


    VII.  OPTION PRICE

          The price per share of the Company's common stock which may be purchased upon exercise of a stock option granted under this Plan shall be determined by the Compensation and Benefits Committee, but shall in no event be less than the fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. The price so determined also shall be applicable to any accompanying stock appreciation right. For purposes of this Plan, fair market value shall be the average of the high and low prices of the Company's common stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option or the date of exercise of a stock option or stock appreciation right, or if no sales of such stock were reported on said Tape on such date, the average of the high and low prices of such stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in Article XII hereof.


   VIII.  OPTION TERM

          The term of each stock option and each stock appreciation right granted under this Plan shall be for such period as the Compensation and Benefits Committee shall determine, but not for more than ten years from date of grant.


     IX.  EXERCISE OF OPTIONS

          1. Subject to the provisions of this Plan, each stock option and each stock appreciation right granted hereunder shall be exercisable on such date or dates and during such period and for such number of shares or stock appreciation rights as the Compensation and Benefits Committee may determine. However, in no event shall a stock option or stock appreciation right be exercisable prior to six months from date of grant. The Compensation and Benefits Committee may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

                                                                   Form 10-Q



          2. A grantee electing to exercise a stock option shall at the time of exercise pay the Company the full purchase price of the shares he or she has elected to purchase. Payment of the purchase price shall be made in cash, the Company's common stock (valued at fair market value on the date of exercise), or a combination thereof, as the Compensation and Benefits Committee may determine from time to time. A grantee electing to exercise a stock appreciation right granted under this Plan shall so notify the Company at the same time he or she elects to exercise an accompanying stock option. Payment by the Company for such stock appreciation right may be in cash, common stock (valued at fair market value on date of exercise), or a combination thereof, as the Compensation and Benefits Committee may determine from time to time, but no fractional share of common stock shall be delivered. With respect to shares of the Company's common stock to be delivered upon exercise of a stock option or a stock appreciation right, the Compensation and Benefits Committee shall periodically determine whether, and to what extent, such stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.

          3. Notwithstanding any other provision of this Plan, when the fair market value of a share of the Company's common stock on the date a grantee elects to exercise a stock option is less than such amount per share as may be determined by the Compensation and Benefits Committee from time to time, the Company may at its election pay the grantee in cash for each share he or she elected to purchase an amount equal to the excess of such fair market value over the option price provided for in the stock option. The Compensation and Benefits Committee shall periodically determine whether the Company shall make such cash payment upon exercise of a stock option. When the Company makes a payment to the grantee under this paragraph 3 of
              Article IX, it shall not require the grantee to tender the full purchase price of the shares he or she has elected to purchase, the Company's obligation to issue or deliver such shares shall be null and void, and the right to purchase such number of shares subject to option shall be terminated. Such payment by the Company shall be deemed to be an exercise of a stock option and the purchase of shares thereunder for purposes of paragraph 3 of Article II and Article III.


      X.  NONTRANSFERABILITY OF GRANTS

          During a grantee's lifetime no stock option or stock appreciation right granted under this Plan shall be transferable, and stock options and stock appreciation rights may be exercised only by the grantee, except as may

                                                                   Form 10-Q




              otherwise be provided in rules established by the Compensation and Benefits Committee to permit transfers or to authorize a third party to act on behalf of the grantee with respect to any stock options or stock appreciation rights.


     XI.  TERMINATION OF EMPLOYMENT

          1. The Compensation and Benefits Committee shall, subject to the provisions of the Plan, determine the rules relating to rights under stock options, stock appreciation rights and restricted stock grants upon a grantee's termination of employment.

          2. A grantee shall forfeit all rights under stock options, stock appreciation rights and restricted stock grants -

              (a) if the grantee is dismissed or leaves the service of the plan companies for any reason other than his or her death, or retirement pursuant to the provisions of the pension or retirement plan or policy of a plan company, or

              (b) if the grantee retires pursuant to the provisions of the pension or retirement plan or policy of a plan company, and if thereafter the Compensation and Benefits Committee, after a hearing at which the grantee shall be entitled to be present, shall find that he or she has willfully engaged in any activity which is harmful to the interest of any of such companies;

              provided, however, that such stock options, stock appreciation rights and restricted stock grants may continue in effect to such extent and under such conditions as the Compensation and Benefits Committee may determine; and provided, further, that the Compensation and Benefits Committee may accelerate or waive any restrictions or conditions applicable to restricted stock grants, in whole or in part, based on such factors and criteria as the Compensation and Benefits Committee may determine.

          3. Upon the death of the grantee or his or her retirement pursuant to the provisions of the pension or retirement plan or policy of a plan company, whichever shall first occur, the number of shares subject to option and the number of stock appreciation rights shall be limited to that number of shares and rights which the grantee could have acquired or exercised under the terms of his or her grant or grants on the date of such death or retirement, and the options or rights representing the remainder of the grant or grants shall terminate.

                                                                   Form 10-Q




    XII.  ADJUSTMENTS

          1. In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Compensation and Benefits Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to the grantees and to the Company, in -

              (a) the number of shares and prices per share applicable to outstanding stock options,

              (b) the number of outstanding stock appreciation rights and their price,

              (c) the number of shares applicable to outstanding restricted stock grants,

              (d) the aggregate limitation set forth in Article III with respect to the number of shares which may be made subject to options and restricted stock grants.

              Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Compensation and Benefits Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to the grantees and to the Company, in respect of the items described in (a), (b) and (c) above.

          2. Any fractional shares or fractional stock appreciation rights resulting from adjustments made pursuant to this Article shall be eliminated.


   XIII.  AMENDMENTS

          The Board of Directors reserves the right to modify this Plan from time to time or to repeal the Plan entirely, or to direct the discontinuance of grants either temporarily or permanently; provided, however, that no modification of this Plan shall operate to annul, without the consent of the grantee, a grant already made hereunder; provided, also, that no modification without approval of the stockholders shall -

          (a) increase the number of shares which may be made subject to stock options or restricted stock grants, or the number of stock appreciation rights which may be granted under this Plan in the aggregate, except by way of adjustments as provided in
               Article XII,

                                                                   Form 10-Q




          (b) permit grant of stock options and stock appreciation rights at a price less than fair market value,

          (c) extend the maximum term of stock options and stock appreciation rights, or

          (d) permit a grant under this Plan to a member of the Compensation and Benefits Committee;

except that the Board of Directors may take any action it deems advisable to ensure that qualified stock options may be granted under this Plan in accordance with the provisions of the Internal Revenue Code, as it may be amended.


    XIV.  MISCELLANEOUS

          1. The Compensation and Benefits Committee may adopt such modifications, procedures, and subplans as may be necessary or desirable to comply with provisions of the laws of countries other than the United States in which the Company or a plan company may operate to assure the viability of the benefits of grants made to employees in such countries and to meet the purposes of the Plan.

          2. Grantees may use shares of the Company's common stock to satisfy withholding taxes relating to grants under this Plan to the extent provided in terms and conditions established by the Compensation and Benefits Committee.

                                                                   Form 10-Q

                                                                Exhibit 10.9


                    E. I. DU PONT DE NEMOURS AND COMPANY
                 SALARY DEFERRAL & SAVINGS RESTORATION PLAN



  I.  PURPOSE

           The purpose of this Plan is to provide an eligible employee with the opportunity to defer, until termination of employment, receipt of salary that, because of compensation limits imposed by law, is ineligible to be considered in calculating benefits within the Company's tax-qualified defined contribution plan(s) and thereby recover benefits lost because of that restriction.


 II.  ADMINISTRATION

           The administration of this Plan is vested in the Board of Benefits and Pensions appointed by Company. The Board may adopt such rules as it may deem necessary for the proper administration of the Plan, and may appoint such person(s) or group(s) as may be judged necessary to assist in the administration of the Plan. The Board's decision in all matters involving the interpretation and application of this Plan shall be final. The Board shall have the discretionary right to determine eligibility for benefits hereunder and to construe the terms and conditions of this Plan.

III.  ELIGIBILITY

           An employee of the Company who is participating in the Company's tax-qualified defined contribution plan(s) and whose annual base compensation exceeds the amount prescribed in Internal Revenue Code
      Section 401(a)(17) shall be eligible to participate in this Plan (hereinafter "Participant").

           For purposes of this Plan, the term "Company" means E. I. du Pont de Nemours and Company, any wholly owned subsidiary or part thereof and any joint venture or partnership in which E. I. du Pont de Nemours and Company has an ownership interest, provided that such entity (1) adopts this Plan with the approval of the E. I. du Pont de Nemours and Company and (2) agrees to make the necessary financial commitment in respect of any of its employees who become Participants in this Plan.

           Participation in this Plan is entirely voluntary.

                                                                   Form 10-Q



 IV.  PARTICIPANTS' ACCOUNTS

      (A) Participant Contributions. A Participant may elect to defer receipt of a percentage of annual base compensation in excess of the amount prescribed in Internal Revenue Code Section 401(a)(17), and have the dollar equivalent of the deferral percentage credited to a Participant Account under this Plan. The deferral percentage elected under this Plan shall not exceed that allowed in the tax-qualified defined contribution plan(s) of the Company in which
           (s)he participates. Except as provided below, such deferral election will be made prior to the beginning of each calendar year and will be irrevocable for that calendar year.

                For purposes of a Participant's first year of participation in this Plan, the compensation deferral election must be made no later than 30 days prior to the first day of the month for which compensation is deferred and will be irrevocable for the remainder of that calendar year.

      (B) Company Contributions. To the extent that a Participant makes a deferral election under the terms of subparagraph (A) above, the Company will credit to that Participant's Account in this Plan an amount equivalent to the Company matching contri-bution that would be provided to that Participant under the terms of the Company's tax-qualified defined contribution plan(s) in which (s)he is participating.

      (C) Earnings Equivalents. Credits for Participant Contributions and Company Contributions shall be treated as having been invested in one or more of the investment options available in the Company's tax-qualified defined contribution plan(s) in which
           (s)he is participating. Additional credit (or debit) amounts will be posted to the Participant's Account in this Plan based on the performance of those investment options.

                The Participant shall have the right to:

           (1) designate which investment options are to be used in valuing his/her Account under this Plan, subject to the rules governing investment direction in the Company's tax-qualified defined contribution plan in which (s)he is participating; and/or

           (2) change the designated investment options used in valuing his/her Account under this Plan, subject to the rules governing investment direction and/or transfers among funds in the Company's tax-qualified defined contribution plan(s) in which (s)he is participating.

                                                                   Form 10-Q



      (D) Credits to Accounts. Participant Contributions, Company Contributions and Earnings Equivalents shall be credited (or debited) to the Participant's Account under this Plan as unfunded book entries stated as cash balances, and will not be payable to Participants until such time as employment with the Company terminates. The cash balances in Participant Accounts shall be unfunded general obligations of the Company, and no Participant shall have any claim to or security interest in any asset of the Company on account thereof.


  V.  VESTING

           Participant Contributions and Company Contributions and Earnings Equivalents shall be vested at the time such amounts are credited to the Participant's Account.


 VI.  PAYMENT OF BENEFITS

           Amounts payable under this Plan shall be delivered in a cash lump sum as soon as practical after termination of employment unless the Participant irrevocably elects under rules prescribed by the Board of Benefits and Pensions to receive payments in a series of annual installments. All payments under this Plan shall be made by, and all expenses of administering this Plan shall be borne by, the Company.


VII.  RIGHT TO MODIFY

           The Company reserves the right to change or discontinue this Plan in its discretion by action of the Compensation & Benefits Committee.


                                                                                                                 Form 10-Q

                                                                                                                Exhibit 12




                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                        Nine Months Ended               Years Ended December 31
                                                        September 30, 1994    1993       1992      1991     1990     1989
Net Income ..........................................         $2,081        $  566<Fa> $  975<Fa> $1,403   $2,310   $2,480
Provision for Income Taxes ..........................          1,352           392        836      1,415    1,844    1,844
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................             12             5         10          6        3       24
Adjustment for Companies Accounted for
  by the Equity Method ..............................              8            41          6         35       29       38
Capitalized Interest ................................           (106)         (194)      (194)      (197)    (161)    (108)
Amortization of Capitalized Interest ................             90           144        101         94       84       78

                                                               3,437           954      1,734      2,756    4,109    4,356

Fixed Charges:
  Interest and Debt Expense - Borrowings ............            435           594        643        752      773      586
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......             42            42         62         11        9       23
  Capitalized Interest ..............................            106           194        194        197      161      108
  Rental Expense Representative of Interest Factor ..            107           143        151        162      163      149

                                                                 690           973      1,050      1,122    1,106      866

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................         $4,127        $1,927     $2,784     $3,878   $5,215   $5,222
                                                              ======        ======     ======     ======   ======   ======

Number of Times Fixed Charges are Earned ............            6.0           2.0        2.7        3.5      4.7      6.0
                                                              ======        ======     ======     ======   ======   ======



<Fa>Income Before Extraordinary Item and
      Transition Effect of Accounting Changes.
