Form 10-K
period 1994-12-31
DUPONT E I DE NEMOURS & CO
filed 1995-03-21
CIK 30554

                                      1994

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

FOR THE YEAR ENDED DECEMBER 31, 1994                COMMISSION FILE NUMBER 1-815

                      E. I. DU PONT DE NEMOURS AND COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 51-0014090
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

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
                                       ---     ---

  Aggregate market value of voting stock (excluding outstanding shares beneficially owned by directors and officers) as of March 7, 1995, was approximately $28.1 billion. As of such date, 681,246,974 shares of the company's common stock, $.60 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                            INCORPORATED BY
                                                         REFERENCE IN PART NO.
                                                         ---------------------
The company's 1994 Annual Report to Stockholders........     I, II, and IV
The company's Proxy Statement, dated March 17, 1995, in
 connection with the Annual Meeting of Stockholders to
 be held on April 26, 1995..............................          III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      E. I. DU PONT DE NEMOURS AND COMPANY

                              ------------------

  The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

                              ------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business ...................................................    3
    Item 2.  Properties .................................................    6
    Item 3.  Legal Proceedings ..........................................   11
    Item 4.  Submission of Matters to a Vote of Security Holders ........   14
             Executive Officers of the Registrant........................   14

 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters........................................   15
    Item 6.  Selected Financial Data ....................................   15
             Management's Discussion and Analysis of Financial Condition
    Item 7.   and Results of Operations .................................   15
    Item 8.  Financial Statements and Supplementary Data ................   16
    Item 9.  Disagreements on Accounting and Financial Disclosure .......   16

 PART III
    Item 10. Directors and Executive Officers of the Registrant .........   16
    Item 11. Executive Compensation .....................................   16
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management ................................................   16
    Item 13. Certain Relationships and Related Transactions .............   16

 PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14.  8-K .......................................................   17
    Signatures............................................................  19

                       NOTE ON INCORPORATION BY REFERENCE

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1994 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. The company is the largest United States chemical producer and is one of the leading chemical producers worldwide. The company conducts fully integrated petroleum operations primarily through its wholly owned subsidiary Conoco Inc. and, in 1993, ranked eighth in the worldwide production of petroleum liquids by U.S.-based companies, ninth in the production of natural gas, and seventh in refining capacity. Conoco Inc. and other subsidiaries and affiliates of DuPont conduct exploration, production, mining, manufacturing or selling activities, and some are distributors of products manufactured by the company.

  The company operates globally through approximately twenty strategic business units. Within the strategic business units approximately 85 businesses manufacture and sell a wide range of products to many different markets, including the energy, transportation, textile, construction, automotive, agricultural, printing, health care, packaging and electronics markets.

  The company and its subsidiaries have operations in about 70 nations worldwide and, as a result, about 47% of consolidated sales are derived from sales outside the United States, based on the location of the corporate unit making the sale. Total worldwide employment at year-end 1994 was about 107,000 people.

  The company is organized for financial reporting purposes into five principal industry segments--Chemicals, Fibers, Polymers, Petroleum, and Diversified Businesses.

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                 ITEM                                  PAGE(S)
                                 ----                                  -------
Discussion of Business Developments in 1994:
  Letter to Stockholders..............................................    1-4*
Industry Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Chemicals.........................................................  16-17**
    Fibers............................................................  18-19**
    Polymers..........................................................  20-21**
    Petroleum.........................................................  22-25**
    Diversified Businesses............................................  26-28**
  Sales, Transfers, Operating Profit, After-Tax Operating Income, and
   Identifiable Assets for 1994, 1993, and 1992.......................  61-63
Geographic Information:
  Sales, Transfers, After-Tax Operating Income, Identifiable Assets,
   and U.S. Export Sales for 1994, 1993, and 1992.....................     60
Revenues by Product Class (See footnote 1 on page 62 of Exhibit 13)...     62

- --------
 * Includes text of letter except for inserts and for chart on page 3 and references thereto.
** Each review starts with paragraph describing segment products and principal markets; information above such paragraph is excluded.

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

  The major purchased commodities, raw materials, and supplies for the following industry segments in 1994 are listed below:

                                             DIVERSIFIED
       CHEMICALS            FIBERS            BUSINESSES          POLYMERS
       ---------            ------           -----------          --------
   acetylene          adipic acid         aluminum           acetic acid
   benzene            ammonia             gold               butadiene
   carbon-
    tetrachloride     butadiene           metribuzin         caustic soda
   caustic soda       cyclohexane         palladium/platinum chlorine
   chlorine           ethylene glycol     silver             ethane
   chloroform         isophthalic acid                       ethylene glycol
   cyclohexane        nitrogen                               fiberglass
   fluorspar          packaging materials                    nitrogen
   hydrofluoric acid  paraxylene                             packaging materials
   methanol           polyethylene                           paraxylene
   oxygen/nitrogen                                           polyethylene
   packaging
    materials
   perchloroethylene
   propylene
   sulfur
   titanium ores

  In the Petroleum segment, the major commodities and raw materials purchased are the same as those produced. Approximately 58% of the crude oil processed in the company's U.S. refineries in 1994 came from U.S. sources. In 1994, the company's refineries outside the United States processed principally North Sea and Middle East crude oils.

  In addition, during 1994, the company consumed substantial amounts of electricity and natural gas.

PATENTS AND TRADEMARKS

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to any of the industry segments, although taken as a whole, the rights of the company and the products made and sold under patents and licenses are important to the company's business. During 1994, the company was granted 491 U.S. and 1,933 non-U.S. patents.

  The company also has about 900 registered trademarks for its products. Ownership rights in trademarks continue indefinitely if the trademarks are continued in use and properly protected.

SEASONALITY

  In general, sales of the company's products are not substantially affected by seasonality. However, the Diversified Businesses segment is impacted by seasonality of sales of agricultural products with highest sales in the first half of the year, particularly the second quarter. Within the Petroleum segment, the mix of refined products, natural gas and natural gas liquids produced and sold varies because of increased demand for gasoline in the summer months and natural gas, heating oil and propane during the winter months.

MAJOR CUSTOMERS

  The company's sales are not materially dependent on a single customer or small group of customers. The Fibers and Polymers segments, however, have several large customers in their respective industries that are important to these segments' operating results.

COMPETITION

  Principal competitors in the chemical industry include major chemical companies based in the United States, Europe, Japan, People's Republic of China and other Asian nations. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics, fibers and medical products. The company also competes in certain product markets with smaller, more specialized firms. Principal competitors in the petroleum industry are integrated oil companies (including national oil companies), many of which also have substantial petrochemical operations, and a variety of other firms including independent oil and gas producers, pipeline companies, and large and small refiners and marketers. In addition, the company competes with the growing petrochemical operations in oil-producing countries.

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

  Further information relating to competition is included in two areas of
Exhibit 13 (1) the "Letter to Stockholders" on pages 1-4 and (2) Industry Segment Reviews on pages 16-28.

RESEARCH AND DEVELOPMENT

  The company's substantial research and development activities are primarily funded with internal resources and conducted at over 60 domestic sites in 21 states at both dedicated research facilities and manufacturing plants. DuPont operates several large research centers near Wilmington, Delaware, supporting strategic business units in its Chemicals, Fibers, Polymers and Diversified Businesses segments. Among these, the Experimental Station laboratories engage in fundamental, exploratory and applied research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research of company products to assure they are safe for manufacture and use. At its facility in Ponca City, Oklahoma, the company conducts research for new products and technologies for petroleum operations as well as other segments of the business. DuPont also operates research facilities at a number of locations outside the United States in Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Switzerland and the United Kingdom reflecting the company's growing global business interests.

  Research and development activities include exploratory studies to advance scientific knowledge in fields of interest to the company; basic and applied work to support and improve existing products and processes; and scouting work to identify and develop new business opportunities in relevant fields. Each strategic business unit of the company funds research and development activities to support its business mission. The corporate laboratories are responsible for assuring that leading edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All R&D activities are coordinated by senior R&D management to insure that business and corporate technical activities are integrated and that the core technical competencies underlying DuPont's current and future businesses remain healthy and continue to provide competitive advantages.

  Further information regarding research and development is in Exhibit 13 on pages 3 and 4 of the "Letter to Stockholders." Annual research and development expense and such expense shown "As Percent of Combined Segment Sales" for the five years 1990 through 1994 are included under the heading "General" of the Five-Year Financial Review on page 73 of Exhibit 13.

ENVIRONMENTAL MATTERS

  Information relating to environmental matters is included in two areas of
Exhibit 13: (1) "Management's Discussion and Analysis" on pages 34-36; and (2)
Note 28 to the Financial Statements on page 59.

RISKS ATTENDANT TO FOREIGN OPERATIONS

  The company's petroleum exploration and production operations outside the United States are exposed to risks due to possible actions by host governments such as increases or variations in tax and royalty payments, participation in the company's concessions, limited or embargoed production, mandatory exploration or production controls, nationalization and export controls. Civil unrest and changes in government are also potential hazards. In certain circumstances the company has attempted to minimize its exposure by carrying political risk insurance.

  The profitability of the company's exploration and production operations is similarly exposed to risks due to actions of the United States government through tax legislation, executive order, and commercial restrictions. Actions by both the United States and host governments have affected operations significantly in the past and may continue to impact operations in the future.

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

  Further information regarding properties is included in Exhibit 13 in the Industry Segment Reviews on pages 16-28. Information regarding research and development facilities is incorporated by reference to Item 1, Business-- Research and Development on page 5 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 13 and 20 to the company's consolidated financial statements on pages 49 and 52 of Exhibit 13.

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

     TEXAS                DELAWARE            VIRGINIA             NORTH CAROLINA
     -----                --------            --------             --------------
     Beaumont             Edge Moor           Front Royal          Brevard
     Corpus Christi       Glasgow             James River          Fayetteville
     LaPorte              Newark              Martinsville         Kinston
     Orange               Seaford             Richmond             Raleigh
     Victoria                                 Waynesboro           Wilmington
     TENNESSEE            WEST VIRGINIA       SOUTH CAROLINA       NEW JERSEY
     ---------            -------------       --------------       ----------
     Chattanooga          Belle               Camden               Deepwater
     Memphis              Martinsburg         Charleston           Parlin
     New Johnsonville     Parkersburg         Florence
     Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in Canada, the United Kingdom, Germany, The Netherlands, Luxembourg, Singapore, Mexico, Taiwan, Spain, France, Brazil, Japan, Republic of Korea, Belgium and Argentina. Products from more than one business are frequently produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 87% in 1994, 85% in 1993, and 88% in 1992. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

PETROLEUM BUSINESSES

  The company owns and leases oil and gas properties worldwide. Exploration, production, and natural gas and gas products properties are described generally on pages 22-25 and 64-70 of Exhibit 13. Estimated proved reserves of oil and gas are found on pages 66 and 67 of Exhibit 13. Information regarding the company's refining, marketing, supply, and transportation properties is also provided on pages 22-25 of Exhibit 13.

PETROLEUM PRODUCTION

  The following tables show the company's interests in petroleum liquids production and natural gas deliveries. Petroleum liquids production comprises crude oil and condensate produced for the company's account plus its share of natural gas liquids (NGL's) removed from natural gas deliveries from owned leases and NGL's acquired through gas plant ownership. Natural gas deliveries represent Conoco's share of deliveries from leases in which the company has an ownership interest.

                                                1994        1993        1992
                                             ----------- ----------- -----------
                                             [THOUSANDS OF BARRELS DAILY (MBD)]
Petroleum Liquids Production
Consolidated Companies
Crude Oil, Condensate, and Natural Gas Li-
 quids from Owned Reserves:
  United States............................           94         108         110
  Europe...................................          160         152         132
  Other Regions............................          109         107          93
                                             ----------- ----------- -----------
    Subtotal from Owned Reserves...........          363         367         335
Natural Gas Liquids from Gas Plant Owner-
 ship:
  United States............................           57          55          54
                                             ----------- ----------- -----------
    Total Production--Consolidated Opera-
     tions.................................          420         422         389
Share of Equity Affiliates
Crude Oil, Condensate, and Natural Gas Li-
 quids from Owned Reserves.................            4         --          --
Natural Gas Liquids from Gas Plant Owner-
 ship......................................           12          12           7
                                             ----------- ----------- -----------
    Total Production--Equity Affiliates....           16          12           7
                                             ----------- ----------- -----------
    Total Petroleum Liquids Production.....          436         434         396
                                             =========== =========== ===========
                                             [MILLION CUBIC FEET DAILY (MMCFD)]
Natural Gas Deliveries
Consolidated Companies
Natural Gas Deliveries from Owned Reserves:
  United States............................          871         834         762
  Europe...................................          398         409         360
  Other Regions............................           44          50          55
                                             ----------- ----------- -----------
    Subtotal Fully Consolidated............        1,313       1,293       1,177
Share of Equity Affiliates
Natural Gas Deliveries from Owed Reserves:
  United States............................           34          18           3
                                             ----------- ----------- -----------
    Total Worldwide........................        1,347       1,311       1,180
                                             =========== =========== ===========

AVERAGE PRODUCTION COSTS AND SALES PRICES

  The following table presents data as prescribed by the Securities and Exchange Commission (SEC). Accordingly, the unit costs do not include income taxes and exploration, development and general overhead costs. Since these excluded costs are material, the following data should not be interpreted as measures of profitability or relative profitability. See Results of Operations for Oil and Gas Producing Activities on page 64 of Exhibit 13 for a more complete disclosure of revenues and expenses. See also the references to crude oil and natural gas prices and volumes in business review of the Petroleum segment on pages 22-25 of Exhibit 13.

                                                          UNITED         OTHER
                                                          STATES EUROPE REGIONS
                                                          ------ ------ -------
                                                              (U.S. DOLLARS)
For the year ended December 31, 1994
  Average production costs per barrel equivalent of
   petroleum produced(a)................................. $3.99  $4.37   $1.62
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 13.36  15.65   15.18
    Per thousand cubic feet (MCF) of natural gas sold....  1.78   2.90    1.61
For the year ended December 31, 1993
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  4.97   4.34    1.63
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 14.66  17.35   15.32
    Per MCF of natural gas sold..........................  1.94   2.77    1.32
For the year ended December 31, 1992
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  5.86   6.73    1.98
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 17.35  19.39   17.30
    Per MCF of natural gas sold..........................  1.70   2.77    1.02

- --------
(a) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6 MCF of gas to one barrel of liquids.
(b) Excludes proceeds from sales of interest in oil and gas properties.

                               PRESENT ACTIVITIES

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                        (NUMBER OF WELLS)
At December 31, 1994
  Number of wells drilling*
    Gross.......................................      33       12   15       6
    Net.........................................      19        9    5       5
  Number of productive wells**
    Oil wells--gross............................  12,867   12,263  242     362
       --net....................................   4,356    4,202   26     128
    Gas wells--gross............................   7,489    7,366   66      57
        --net...................................   2,932    2,855   23      54

- --------
 * Includes wells being completed.
** Approximately 165 gross (77 net) oil wells and 722 gross (229 net) gas wells, all in the United States, have multiple completions.

                  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                      (THOUSANDS OF ACRES)
At December 31, 1994
  Developed acreage
    Gross.......................................   8,023   3,350    899   3,774
    Net.........................................   3,592   1,852    269   1,471
  Undeveloped acreage
    Gross.......................................  79,878   1,772  5,182  72,924
    Net.........................................  51,158   1,271  2,228  47,659

                 NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                 (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1994
  Exploratory--productive......................     23.8    16.2   2.8     4.8
       --dry...................................     39.3    30.0   1.7     7.6
  Development--productive......................    116.4    88.7   5.5    22.2
       --dry...................................     14.3    13.3   0.0     1.0
For the year ended December 31, 1993
  Exploratory--productive......................     15.6    10.7   3.4     1.5
       --dry...................................     24.5    16.3   2.5     5.7
  Development--productive......................    175.2   158.3   5.0    11.9
       --dry...................................     24.5    24.0   0.0     0.5
For the year ended December 31, 1992
  Exploratory--productive......................     17.1    11.6   4.5     1.0
       --dry...................................     22.0    10.2   5.0     6.8
  Development--productive......................    121.9   107.9   4.1     9.9
       --dry...................................     13.1    10.9   0.7     1.5

ESTIMATES OF TOTAL PROVED RESERVES FILED WITH OTHER FEDERAL AGENCIES COVERING THE YEAR 1994

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

NATURAL GAS AND GAS PRODUCTS

  Upstream operations in the United States include consolidated interests in 30 natural gas processing plants located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. Sixteen of the plants are operated by the company. The company's share of total natural gas liquids production (NGL) from the 30 plants averaged 71,881 barrels per day in 1994 and 68,631 barrels per day in 1993, of which 14,537 barrels per day in 1994 and 13,937 barrels per day in 1993 came from produced natural gas. Conoco's 50% owned equity affiliate, C&L Processors Partnership, has an additional 12 natural gas processing plants in Oklahoma and Texas, and the company's pro rata share of NGL production was 7,908 in 1994 and 7,885 in 1993. Other natural gas and gas products facilities in the United States include an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's 100% owned subsidiary Louisiana Gas System, Inc., natural gas and natural gas liquids pipelines in several states, and a 22.5% equity interest in a 104,000-barrel-per-day natural gas liquids fractionating plant in Mt. Belvieu, Texas, owned by affiliated Gulf Coast Fractionators.

  Outside the United States, the company's Conoco (U.K.) Limited subsidiary operates a 50% owned gas processing facility at Theddlethorpe, England. Kinetica, a 50% joint venture between Conoco (U.K.) and electricity generator PowerGen, transports and markets natural gas in England. Phoenix Park Gas Processors, a 40% owned equity affiliate, operates a natural gas plant at Point Lisas, Trinidad.

REFINING

  The company currently owns and operates four refineries in the United States located at Lake Charles, Louisiana; Ponca City, Oklahoma; Billings, Montana; and Denver, Colorado. The company also owns and operates the Humber refinery in England and has a 25% interest in a refinery at Karlsruhe in Germany. In November 1994, Conoco and Petronas each acquired a 50% interest in a company that will build a 100,000-barrel-per-day refinery near the city of Melaka, Malaysia, with completion in late 1997. Conoco and Petronas are evaluating potential third partners that would acquire a 15% interest in the joint venture and would lower Conoco's ownership to 40% and Petronas' ownership to 45%.

  Capacities at year-end 1994 as well as inputs processed during 1994 are summarized in the following table:

                                                TOTAL   UNITED UNITED
                                              WORLDWIDE STATES KINGDOM GERMANY*
                                              --------- ------ ------- --------
                                                (THOUSANDS OF BARRELS DAILY)
At December 31, 1994
  Refinery crude oil and condensate distilla-
   tion capacity (excluding additional
   feedstocks input to other refinery units).    602     429     130      43
For the year ended December 31, 1994
  Inputs processed Crude oil and condensate..    593     422     125      46
  Additional feedstocks input to other refin-
   ery units.................................    103      29      59      15

- --------
* Represents 25% interest in the Karlsruhe refinery.

  Utilization of refinery capacity depends on the market demand for petroleum products, availability of crude oil and other feedstocks, and the economics of converting crude oil into refined products.

  The company announced in August 1994 the formation of Excel Paralubes, a company owned 50% each by Conoco and Atlas Processing Company (a Pennzoil subsidiary), to construct a lube oil hydrocracker facility at Lake Charles, Louisiana, to produce more than 15,000 barrels per day of high-quality base oils to be used in finished lubricants.

MARKETING

  In the United States, the company sells refined products at retail in 39 states, principally under the "Conoco" brand. In addition, the company markets a wide range of products other than at retail in all 50 states and the District of Columbia. Refined products are also sold in Austria, Germany and the United Kingdom under the "Jet" and "Conoco" brands; in Belgium, France and Luxembourg under the "Seca" brand; and in Switzerland under the "OK Coop" brand. The "Jet" brand is used for marketing in the Czech Republic, Denmark, Finland, Hungary, Ireland, Norway, Poland, Spain, Sweden and Thailand.

SUPPLY AND TRANSPORTATION

  The company has an extensive pipeline system for crude oil and refined products. Information concerning daily pipeline shipments is presented below:

                                                         1994     1993     1992
                                                        -------  -------  -------
                                                        (THOUSANDS OF BARRELS)
Average Daily Pipeline Shipments
  Pipeline shipments of consolidated companies.........     849      761      816
  Equity in shipments of nonconsolidated affiliates....     365      366      334

  Conoco Pipe Line Company (CPL), a wholly owned subsidiary and operator of the company's U.S. petroleum pipeline system, transported approximately 820 thousand barrels per day of crude oil and refined products in 1994. In addition to pipeline facilities, CPL operates, under a management contract, four marine terminals, one coke-exporting facility and 52 product terminals located throughout the United States. These facilities are wholly or jointly owned by the company. Crude oil is gathered in the Rocky Mountain, mid-continent and southern Louisiana areas primarily for delivery to local refiners. Refined products pipelines are located in the Rocky Mountain and mid-continent areas to serve regional demand centers. Other U.S. transportation assets include numerous tank cars, barges, tank trucks and other motor vehicles.

  The company also operates a fleet of seagoing crude oil tankers. These vessels, principally of Liberian registry, are described as follows:

                                                     1994       1993       1992
                                                     ----       ----       ----
                                                 (THOUSANDS OF DEADWEIGHT TONS)
Controlled Seagoing Vessel Capacity
  Owned or Leased...............................      881       1,139        947
  Trip Charter..................................      --         --          174
                                                      ---       -----      -----
    Total Capacity..............................      881       1,139      1,121
                                                      ===       =====      =====
                                                       (NUMBER OF VESSELS)
Number of Vessels 80,000 DWT and Above
  Single Hull...................................        3           4          6
  Double Hull...................................        4           4          2
                                                      ---       -----      -----
    Total Vessels...............................        7           8          8
                                                      ===       =====      =====

ITEM 3. LEGAL PROCEEDINGS

  In 1991, DuPont received claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont paid claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 660 lawsuits in several jurisdictions, principally Florida, Hawaii, and Puerto Rico, by growers who allege plant damage from using "Benlate" 50 DF fungicide. Over half of the lawsuits brought against the company since 1991 have been disposed of by trial, dismissal or settlement, including 330 in 1994 and 45 thus far in 1995. There were four jury trials involving nine lawsuits completed in 1994. In the first three trials in Florida and Alabama, the juries found no product defect and no damages attributable to "Benlate" 50 DF fungicide. In the fourth trial involving one lawsuit in South Carolina, the jury found against DuPont and awarded damages of $17.2 million to the plaintiff. The trial judge, however, later struck the punitive damages portion of the award reducing the jury verdict to about $7.5 million. In January 1995, at the conclusion of a seven-month trial in Kona, Hawaii, the jury awarded the plaintiff $23.9 million. DuPont believes it has strong grounds for setting both of these adverse verdicts aside on appeal. A second trial in Hawaii of nine consolidated cases resulted, in March 1995, in a total award of $8.5 million in compensatory damages. The plaintiffs' request for punitive damages was denied. DuPont plans to appeal. Also in March 1995, a trial involving two growers in Puerto Rico was resolved in accordance with the terms of a judgment agreement negotiated with the plaintiffs before the jury verdict was returned. With the conclusion of these most recent trials, only three of the 125 cases involving "Benlate" 50 DF filed in Puerto Rico and three of more than 100 filed in Hawaii remain unresolved. DuPont believes that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

  Since 1989, DuPont has been served with about 100 lawsuits in several jurisdictions, principally in Texas, Maryland, Arizona, Colorado and New Jersey alleging damages as a result of leaks in certain polybutylene plumbing systems. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. It is not known how many commercial and residential units nationwide have plumbing systems containing acetals manufactured by DuPont. During 1994, DuPont settled a majority of the Texas lawsuits in which it was a defendant. In these cases DuPont will provide up to $34 million to cover approximately 64,000 claims. DuPont has not been to trial in any case. Class certification was denied in February 1995 in a nationwide class action filed in state court in Houston, Texas. Other class actions have been filed in Arizona, New Jersey, Colorado and San Diego County, California. The total number of potential plaintiffs included in all class actions filed has not been determined at this time. Claims outside of litigation are handled by the Plumbing Claims Group, a nonprofit corporation formed and funded by Shell, Hoechst-Celanese and DuPont to carry out repairs to leaking polybutylene/acetal plumbing systems.

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

  On April 3, 1991, the Environmental Protection Agency (EPA) assessed a civil penalty of $1.3 million pursuant to a Complaint and Notice of Hearing alleging violations of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA) in connection with the distribution of a company fungicide. The allegations arise out of the discovery that a herbicide may have been introduced inadvertently into some batches of the fungicide during formulation at contractor sites in 1988 and 1989. The company was made aware of the potential problem by complaints from growers and notified EPA in August 1989 that it was undertaking a voluntary recall of suspect batches. EPA issued a stop sale order in September 1989 accompanied by a formal request for a product recall. The company has reviewed its recall with EPA and they have expressed satisfaction with the company's efforts. DuPont has agreed to settle the EPA civil complaint on behalf of itself and two of its contractors for $1 million. The EPA has agreed to terminate its stop sale order and recall request with respect to the product.

  On June 28, 1991, DuPont entered into a voluntary agreement with the EPA to conduct an audit of the U.S. sites under the Toxic Substance Control Act
(TSCA). Agreement participation is not an admission of TSCA noncompliance. Maximum stipulated penalties that DuPont could pay under the agreement are capped at $1 million. The first phase of the audit was completed, but no findings have been issued. Subject to the EPA's issuance of new reporting criteria (delayed since 1991), a second phase of the audit will begin.

  On October 18, 1991, the EPA issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipeline Company
(CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. Government, and that settlement has been approved by the Court. CPLC along with four other companies has agreed to a cleanup of this site which is estimated to cost between $4.4 million and $8.9 million and pay as a group $300,000 in civil penalties. CPLC's share of this settlement is approximately 8%. CPLC has proceeded against other parties to reduce its share of the settlement.

  On October 15, 1993, the EPA filed a complaint in the U.S. District Court, Eastern District of Texas (Beaumont), against DuPont alleging various violations of the Clean Water Act at the Sabine River Works. Included were alleged unauthorized discharges, effluent limitation violations and monitoring and reporting violations under the plant's wastewater permit. On April 20, 1994, the government and DuPont reached a settlement in this action under the terms of which DuPont agreed to pay a civil penalty of $516,430 and to implement a Supplemental Environmental Project with an estimated cost to DuPont of $3.2 million. A Consent Order resolving the matter was entered by the District Court October 7, 1994.

  On December 21, 1993, Conoco's Denver refinery received a Notice of Violation from the EPA, Region VIII, and the Colorado Department of Health requesting a civil penalty of $169,500 in a dispute over proper scope and scheduling of certain RCRA on-site investigation activities. The investigation activities have previously been the subject of a settlement with the EPA and the Colorado Department of Health, and the work performed has been in compliance with such agreement in the opinion of company counsel. As such, it is anticipated that the fine will be significantly reduced pursuant to negotiations between the parties.

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

  On May 13, 1994, the EPA, Region II, filed an Administration Complaint seeking a $143,000 penalty alleging that DuPont's Deepwater, New Jersey, facility failed to file Emergency Planning Community Right-To-Know Act/Toxic Release Inventory report forms for two chemical substances. The parties settled the Administrative Complaint on December 5, 1994. Under the terms of the settlement the EPA withdrew one allegation and agreed to clarify the regulation supporting its remaining allegation. DuPont paid a penalty of $56,250 and agreed to conduct a Supplemental Environmental Project.

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

  On July 1, 1994, the EPA issued a proposed Administrative Penalty Assessment to Conoco Inc. for alleged violations of the Clean Water Act related to wastewater discharges from Conoco's Lake Charles, Louisiana, refinery. The proposed Penalty Assessment sought a civil penalty of $125,000 for alleged discharge permit exceedences that occurred during the past five years. The company has reached agreement with the EPA on the wording of the Consent Agreement and Order assessing administrative penalties and has now resolved the matter with payment of a fine of $125,000.

  On July 15, 1994, Conoco's Denver, Colorado, refinery received a Notice of Violation (NOV) and Cease and Desist Order from the State of Colorado for violations of its state clean water permit. The NOV alleges twenty-one violations of effluent parameters and other permit conditions from January 1993 to the present. Although the State had indicated previously it would seek a penalty in excess of $100,000, Conoco has reached an agreement with the State to settle the alleged permit variances for payment of a fine of $30,000 and performance of two supplemental environmental projects (SEP). The estimated cost of the SEPs is around $150,000.

  On August 26, 1994, DuPont was advised by the Delaware Attorney General's office that it was seeking a civil penalty of $100,000 in connection with the accidental release on March 13, 1994, of low pH wastewater from a landfill waste pond containing waste from DuPont's Edge Moor, Delaware, titanium dioxide pigment plant. DuPont and the State of Delaware have agreed to settle the matter for a payment of an Administrative Penalty of $50,000 and the donation of $25,000 worth of equipment to the Delaware State Emergency Response Team.

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

  On January 31, 1995, DuPont received a Notice of Proposed Assessment of Civil Penalty from the Region III office of the EPA alleging various violations of the Clean Water Act at DuPont's Edge Moor Plant in Edge Moor, Delaware. The Proposed Assessment seeks a Class II administrative penalty of $121,000. The matter is under negotiation with the EPA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 7, 1995, of the company's executive officers.

                                                                      EXECUTIVE
                                                                       OFFICER
                                                                  AGE   SINCE
                                                                  --- ---------
Chairman of the Board of Directors and Chief Executive Officer
  Edgar S. Woolard, Jr.(1).......................................  60   1981
Vice Chairmen of the Board of Directors
  John A. Krol(1)................................................  58   1987
  Constantine S. Nicandros(1)....................................  61   1981
Other Executive Officers:
  Jerald A. Blumberg, Senior Vice President......................  55   1990
  Archie W. Dunham, Senior Vice President........................  56   1985
  Gary W. Edwards, Senior Vice President.........................  53   1991
  Michael B. Emery, Senior Vice President........................  56   1990
  Charles L. Henry, Senior Vice President and Chief Financial Of-
   ficer.........................................................  53   1986
  Charles O. Holliday, Jr., Senior Vice President................  46   1992
  Robert v.d. Luft, Senior Vice President........................  59   1988
  Robert E. McKee, III, Senior Vice President....................  49   1992
  Joseph A. Miller, Jr., Senior Vice President...................  53   1994
  Stacey J. Mobley, Senior Vice President........................  49   1992
  Howard J. Rudge, Senior Vice President and General Counsel.....  59   1994

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 172,244 at December 31, 1994 and 171,207 at March 7, 1995.

                                                                         PAGE(S)
                                                                         -------
Quarterly Financial Data:
  Dividends Per Share of Common Stock...................................    71
  Market Price of Common Stock (High/Low)...............................    71

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations.....................................................  73
  Financial Position at Year End............................................  73
  General...................................................................  73

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Letter to Stockholders..................................................   1-4*
Industry Segment Reviews:
  Chemicals............................................................. 16-17**
  Fibers................................................................ 18-19**
  Polymers.............................................................. 20-21**
  Petroleum............................................................. 22-25**
  Diversified Businesses................................................ 26-28**
Management's Discussion and Analysis:
  Sales.................................................................    30
  Earnings..............................................................    30
  Taxes.................................................................    30
  Restructuring.........................................................    31
  Cash Flows and Financial Condition.................................... 31-32
  Financial Instruments................................................. 32-34
  Environmental Matters................................................. 34-36

- --------
 * Includes text of letter except for inserts and for chart on page 3 and references thereto.
** Each review starts with paragraph describing segment products and principal markets; information above such paragraph is excluded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)
                                                                        -------
Financial Statements:
  Report of Independent Accountants....................................     38
  Consolidated Income Statement for 1994, 1993 and 1992................     39
  Consolidated Balance Sheet as of December 31, 1994 and December 31,
   1993................................................................     40
  Consolidated Statement of Stockholders' Equity for 1994, 1993 and
   1992................................................................     41
  Consolidated Statement of Cash Flows for 1994, 1993 and 1992.........     42
  Notes to Financial Statements........................................  43-63
Supplemental Financial Information:
  Supplemental Petroleum Data:
    Oil and Gas Producing Activities...................................  64-70
Quarterly Financial Data and related notes for the following items for the two years 1994 and 1993:
  Sales................................................................     71
  Cost of Goods Sold and Other Expenses................................     71
  Net Income (Loss)....................................................     71
  Earnings (Loss) Per Share of Common Stock............................     71
  Dividends Per Share of Common Stock..................................     71
  Market Price of Common Stock.........................................     71

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1995 Annual Meeting Proxy Statement dated March 17, 1995, filed in connection with the Annual Meeting of Stockholders to be held April 26, 1995. However, information regarding executive officers is contained in Part I of this report (page 14) pursuant to General Instruction G of this form.

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

  The following should be read in conjunction with the previously referenced Financial Statements:

    Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto incorporated by reference.

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1994.

    Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20% significant subsidiary.

  3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Company's Certificate of Incorporation, as last amended December 22,
         1989.
  3.2    Company's Bylaws, as last revised November 24, 1993 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1993).
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1    Amendment dated as of March 26, 1986 to, and restatement of, the
         Agreement dated as of October 2, 1981 between The Seagram Company Ltd.
         and the company (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31,
         1991).
 10.2*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.2 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
 10.3*   Company's Deferred Compensation Plan for Directors, as last amended
         November 21, 1986 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31,
         1992).
 10.4*   Company's Supplemental Retirement Income Plan, as last amended effective October 1, 1991 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1991).
 10.5*   Company's Pension Restoration Plan, as last amended effective October
         1, 1991 (incorporated by reference to Exhibit 10.5 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1991).
 10.6*   Retirement Restoration Plan of Conoco Inc., as last amended effective
         December 1, 1994.

- --------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.7*   Company's Stock Performance Plan, as last amended effective September
         28, 1994 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
 10.8*   Company's Variable Compensation Plan, as last amended effective
         November 24, 1993, reflecting changes approved by the Board on that date for Shareholder approval on April 27, 1994 (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1994).
 10.9*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994 (incorporated by reference to Exhibit 10.9 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
 11      Statement re computation of earnings per share--assuming full dilution.
 12      Statement re computation of the ratio of earnings to fixed charges
         (includes information concerning average outstanding borrowings and interest rates).
 13      The 1994 "Letter to Stockholders," Business Review Section, and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1994, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.

- --------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  The following Current Report on Form 8-K was filed during the quarter ended December 31, 1994.

    (1) On October 26, 1994, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-48128 and No. 33-53327). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated October 26, 1994 was filed.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AND IN THE CAPACITIES INDICATED, ON THE 20TH DAY OF MARCH, 1995.

                                        E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                       C. L. Henry
                                        By______________________________________
                                           C. L. HENRY SENIOR VICE PRESIDENT--
                                           DUPONT FINANCE (PRINCIPAL FINANCIAL
                                                 AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THE 20TH DAY OF MARCH 1995, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

  CHAIRMAN AND DIRECTOR
  (PRINCIPAL EXECUTIVE
        OFFICER):

   E. S. Woolard, Jr.
- -------------------------
   E. S. WOOLARD, JR.

    VICE CHAIRMAN AND          VICE CHAIRMAN AND
        DIRECTOR:                  DIRECTOR:

       J. A. Krol               C. S. Nicandros
- -------------------------  -------------------------
       J. A. KROL               C. S. NICANDROS

 DIRECTORS:

     P. N. Barnevik             L. C. Duemling            H. R. Sharp, III
- -------------------------  -------------------------  -------------------------
     P. N. BARNEVIK             L. C. DUEMLING            H. R. SHARP, III

      A. F. Brimmer              E. B. Du Pont               C. M. Vest
- -------------------------  -------------------------  -------------------------
      A. F. BRIMMER              E. B. DU PONT               C. M. VEST

     C. R. Bronfman              C. M. Harper              J. L. Weinberg
- -------------------------  -------------------------  -------------------------
     C. R. BRONFMAN              C. M. HARPER              J. L. WEINBERG

     E. M. Bronfman              M. P. MacKimm
- -------------------------  -------------------------
     E. M. BRONFMAN              M. P. MACKIMM

    E. Bronfman, Jr.             W. K. Reilly
- -------------------------  -------------------------
    E. BRONFMAN, JR.             W. K. REILLY

                      E. I. DU PONT DE NEMOURS AND COMPANY

                               INDEX OF EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Company's Certificate of Incorporation, as last amended December 22,
         1989.
   3.2   Company's Bylaws, as last revised November 24, 1993 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1993).
   4     The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
  10.1   Amendment dated as of March 26, 1986 to, and restatement of, the
         Agreement dated as of October 2, 1981 between The Seagram Company Ltd.
         and the company (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31,
         1991).
  10.2*  Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.2 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
  10.3*  Company's Deferred Compensation Plan for Directors, as last amended
         November 21, 1986 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31,
         1992).
  10.4*  Company's Supplemental Retirement Income Plan, as last amended effective October 1, 1991 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1991).
  10.5*  Company's Pension Restoration Plan, as last amended effective October
         1, 1991 (incorporated by reference to Exhibit 10.5 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1991).
  10.6*  Retirement Restoration Plan of Conoco Inc., as last amended effective
         December 1, 1994.
  10.7*  Company's Stock Performance Plan, as last amended effective September
         28, 1994 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
  10.8*  Company's Variable Compensation Plan, as last amended effective
         November 24, 1993, reflecting changes approved by the Board on that date for Shareholder approval on April 27, 1994 (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1994).
  10.9*  Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994 (incorporated by reference to Exhibit 10.9 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
  11     Statement re computation of earnings per share--assuming full dilution.
  12     Statement re computation of the ratio of earnings to fixed charges
         (includes information concerning average outstanding borrowings and interest rates).
  13     The 1994 "Letter to Stockholders," Business Review Section, and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1994, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
  21     Subsidiaries of the Registrant.
  23     Consent of Independent Accountants.

- --------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.