Form 10-Q
period 1995-05-01
DUPONT E I DE NEMOURS & CO
filed 1995-05-01
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1995

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


                           Yes   X         No


526,594,241 shares of common stock, $0.60 par value, were outstanding at April 24, 1995.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................      7-8

    Industry Segment Performance ................................      8-9

    Consolidated Industry Segment Information ...................      10

    Financial Condition .........................................     11-12

Part II

  Item 1.  Legal Proceedings ....................................     13-15

  Item 4.  Submission of Matters to a Vote of Security Holders ..     15-16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-17

Signature .......................................................      18

Exhibit Index ...................................................      19

Exhibit 12 ......................................................      20

Exhibit 18 ......................................................      21


                                                                   Form 10-Q


                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                        Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                        March 31
- ----------------------------------------------------------------------------
(Dollars in millions, except per share)                  1995          1994
- ----------------------------------------------------------------------------
SALES ............................................     $10,502        $9,190
Other Income .....................................         361           205
                                                       -------        ------

    Total ........................................      10,863         9,395
                                                       -------        ------

Cost of Goods Sold and Other Expenses ............       7,603         6,675
Selling, General and Administrative Expenses .....         740           664
Depreciation, Depletion and Amortization .........         648<Fc>       703
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ..........          54            59
Interest and Debt Expense ........................         120           142
                                                       -------        ------

    Total ........................................       9,165         8,243
                                                       -------        ------

EARNINGS BEFORE INCOME TAXES .....................       1,698         1,152
Provision for Income Taxes .......................         739           510
                                                       -------        ------

NET INCOME .......................................     $   959        $  642
                                                       =======        ======


EARNINGS PER SHARE OF COMMON STOCK<Fd> ...........     $  1.40        $  .94
                                                       =======        ======

DIVIDENDS PER SHARE OF COMMON STOCK ..............     $   .47        $  .44
                                                       =======        ======


See pages 6 and 7 for Notes to Financial Statements.


                                                                                  Form 10-Q



                                                                          Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                   March 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1995        1994
- ---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................     $ 959      $   642
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................       648          703
      Dry Hole Costs and Impairment of Unproved Properties ..........        12           18
      Other Noncash Charges and Credits - Net .......................       (17)         (72)
      Change in Operating Assets and Liabilities - Net ..............      (611)        (200)
                                                                          -----      -------

        Cash Provided by Operations .................................       991        1,091
                                                                          -----      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................      (626)        (662)
  Investment in Affiliates ..........................................       (62)         (30)
  Proceeds from Sales of Assets .....................................       117           20
  Investments in Short-Term Financial Instruments - Net .............       204         (882)
  Miscellaneous - Net ...............................................       (36)         135
                                                                          -----      -------

        Cash Used for Investment Activities .........................      (403)      (1,419)
                                                                          -----      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................      (323)        (301)
  Net Increase in Borrowings ........................................       494          998
  Common Stock Issued in Connection with Compensation Plans .........         8           45
                                                                          -----      -------

        Cash Provided By Financing Activities .......................       179          742
                                                                          -----      -------

Effect of Exchange Rate Changes on Cash .............................        58           23
                                                                          -----      -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................     $ 825      $   437
                                                                          =====      =======



See pages 6 and 7 for Notes to Financial Statements.



                                                                                    Form 10-Q


CONSOLIDATED BALANCE SHEET<Fa><Fb>                                   March 31     December 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                1995           1994
- ---------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ....................................      $ 1,681       $   856
  Marketable Securities ........................................          271           253
  Accounts and Notes Receivable ................................        5,810         5,213
  Inventories<Fe> ..............................................        4,283         3,969
  Prepaid Expenses .............................................          343           259
  Deferred Income Taxes ........................................          446           558
                                                                      -------       -------
    Total Current Assets .......................................       12,834        11,108

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (March 31, 1995 - $27,998;
  December 31, 1994 - $27,718) .................................       21,022        21,120
INVESTMENT IN AFFILIATES .......................................        1,753         1,662
OTHER ASSETS ...................................................        3,082         3,002
                                                                      -------       -------
    TOTAL ......................................................      $38,691       $36,892
                                                                      =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable .............................................      $ 2,688       $ 2,734
  Short-Term Borrowings and Capital Lease Obligations ..........        1,897         1,292
  Income Taxes .................................................          720           409
  Other Accrued Liabilities ....................................        3,218         3,130
                                                                      -------       -------
    Total Current Liabilities ..................................        8,523         7,565

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .............        6,277         6,376
OTHER LIABILITIES ..............................................        8,531         8,438
DEFERRED INCOME TAXES ..........................................        1,635         1,494
                                                                      -------       -------
    Total Liabilities ..........................................       24,966        23,873
                                                                      -------       -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ................          209           197
                                                                      -------       -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..............................................          237           237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at March 31, 1995 - 682,222,510;
    December 31, 1994 - 681,004,944                                       409           408
  Additional Paid-In Capital ...................................        4,828         4,771
  Reinvested Earnings ..........................................        8,042         7,406
                                                                      -------       -------
    Total Stockholders' Equity .................................       13,516        12,822
                                                                      -------       -------
    TOTAL ......................................................      $38,691       $36,892
                                                                      =======       =======


See pages 6 and 7 for Notes to Financial Statements.

                                                                   Form 10-Q



                      NOTES TO FINANCIAL STATEMENTS
                 (Dollars in millions, except per share)


[FN]
<Fa>These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of 1994 data have been made to conform to 1995 classifications.

<Fb>Subsequent Event - On April 6, 1995, the company acquired 156 million shares of its common stock from Seagram for $56.25 per share. Consideration consisted of (i) $1,000 in cash, (ii) 90-day promissory notes totaling approximately $7,300 and (iii) warrants valued at $440 exercisable for 156 million shares of the company's common stock. In general, the warrants issued in the transaction allow Seagram to purchase 48 million DuPont shares for a 60-day period ending on October 6, 1997 at a price of $89 per share; 54 million shares for a 60-day period ending on October 6, 1998 at a price of $101 per share; and 54 million shares for a 60-day period ending on October 6, 1999 at a price of $114 per share. The warrants are exercisable sooner in connection with certain significant corporate events. The warrants are subject to various conditions, including limitations on transfer to third parties.

    Subsequent to April 6, 1995, the notes issued to Seagram have been paid and replaced by private-placement commercial paper borrowings of the company. The weighted-average interest rate associated with such borrowings was 6.17 percent at April 25, 1995.

    On a pro forma basis, if this share redemption had occurred: (i) at January 1, 1995 (assuming that the related indebtedness had been outstanding throughout the first quarter of 1995), Interest and Debt Expense would have been $235, Earnings Before Income Taxes would have been $1,568, Net Income would have been $867,and Earnings Per Share of Common Stock would have been $1.65 (on the basis of 525,352,598 average outstanding shares), and (ii) at March 31, 1995, Short-Term Borrowings and Capital Lease Obligations would have been $9,233, Stockholders' Equity would have been $5,165 and working capital would have been ($4,040).

    The company currently expects that the long-term funding for this transaction will include: (i) cash flow from operations and selective sales of assets; (ii) a Flexitrust program that will effect the sale or distribution of up to 24,000,000 additional newly-issued shares of DuPont common stock over the next several years to satisfy existing employee compensation and benefit programs; and (iii) up to $2,000

                                                                   Form 10-Q

[FN]

      from public and private offerings of equity securities. Accordingly, pro forma data for the first quarter 1995 are not necessarily indicative of results of operations or financial position in subsequent periods.

<Fc>Effective with property, plant and equipment (PP&E) placed in service beginning in 1995 for the company's nonpetroleum businesses, the company changed from an accelerated method to a straight-line method of depreciation. This change in accounting principle is being made to reflect management's belief that the productivity of such PP&E will not appreciably diminish in the early years of its useful life, and it will not be subject to significant additional maintenance in the later years of its useful life. In these circumstances, straight-line depreciation is preferable in that it provides a better matching of costs with revenues. Additionally, the change to the straight-line method will conform to predominant industry practice. This change did not have a material impact for first quarter 1995, and it is not expected to have a material effect for full year 1995 results.

<Fd>Earnings per share are calculated on the basis of the following average number of common shares outstanding:
                        Three Months Ended March 31:
                             1995 -- 681,352,598
                             1994 -- 678,476,595

<Fe>Inventories                                     March 31     December 31
    -----------                                       1995          1994
                                                    --------     -----------

    Chemicals .................................      $  262        $  237
    Fibers ....................................         696           677
    Polymers ..................................         671           617
    Petroleum .................................       1,393         1,365
    Diversified Businesses ....................       1,261         1,073
                                                     ------        ------
      Total ...................................      $4,283        $3,969
                                                     ======        ======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported net income for the first quarter of 1995 at a record $959 million, or $1.40 per share, up 49 percent from the $642 million, or $.94 per share, earned in the first quarter 1994.

                                                                   Form 10-Q



                 As previously announced, on April 6, 1995, DuPont redeemed 156 million shares of DuPont common stock from Seagram. This transaction did not affect first quarter results, but will have a positive effect on earnings per share in future quarters.

                 Strong financial performance and real market growth produced an outstanding quarter, especially in Agricultural Products and businesses in the company's Polymers and Chemicals segments. The company continues to see strong demand in chemicals and specialties and, more recently, higher selling prices, with an added impetus from a weaker U.S dollar. Europe and Asia had earnings more than double last year's first quarter. Petroleum, although down from last year, also performed quite well given the difficult industry conditions experienced during the quarter.

             (2) Industry Segment Performance:

                 The following text and accompanying "Consolidated Industry Segment Information" table compare business segment results for the first quarter of 1995 with the same period last year.

                 Sales for the first quarter were $10.5 billion, up
         $1.3 billion or 14 percent. For combined Chemicals and Specialties segments, sales were up 17 percent with 11 percent higher volume. Selling prices were up 6 percent, reflecting in part the currency effect of a weaker dollar. For the Petroleum segment, sales were up 10 percent versus last year, largely on higher refined product volumes.

             o   Chemicals segment earnings were $167 million, up
                 $84 million, or 101 percent, principally attributable to better results for white pigments and specialty chemicals. Segment sales increased 22 percent with the most significant increases occurring outside the United States. Sales volume was up 14 percent, while selling prices increased 8 percent.

             o   Fibers segment earnings of $205 million were up
                 $61 million, or 42 percent, principally reflecting improvements in aramids, "Dacron" polyester, nylon, and "Lycra" spandex. Segment sales were 13 percent higher, on 8 percent higher volume and 5 percent higher selling prices.

             o   Polymers segment earnings were $235 million, up
                 $88 million, or 60 percent, from last year. Engineering polymers, packaging and industrial polymers, and elastomers continue to perform very well, primarily reflecting higher sales. Segment sales improved
                 20 percent, reflecting 14 percent higher volume, and 6 percent higher selling prices.

                                                                 Form 10-Q



             o   Petroleum segment earnings were $186 million, down
                 $29 million, or 13 percent, due to the decline in worldwide refined product margins. However, upstream earnings were $169 million, up 27 percent due to higher crude oil prices and lower costs more than offsetting lower U.S. natural gas prices and lower international oil and gas production. Downstream earnings were $17 million, down from $82 million earned in the prior year, on significantly lower margins.

             o   Diversified Businesses segment earnings totaled
                 $237 million, up $89 million or 60 percent. The earnings improvement was largely attributable to better results from agricultural products and films. Segment sales were up 17 percent, largely reflecting higher sales of agricultural products outside the United States. Segment selling prices were up 4 percent, while sales volume increased by 13 percent.


                                                                  Form 10-Q



E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                       Three Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                    March 31
- ---------------------------------------------------------------------------
(Dollars in millions)                                    1995         1994
- ---------------------------------------------------------------------------
SALES
- -----
Chemicals ........................................     $ 1,035      $  848
Fibers ...........................................       1,854       1,645
Polymers .........................................       1,777       1,483
Petroleum ........................................       4,253       3,862
Diversified Businesses ...........................       1,583       1,352
                                                       -------      ------
    Total ........................................     $10,502      $9,190
                                                       =======      ======

AFTER-TAX OPERATING INCOME
- --------------------------
Chemicals ........................................     $   167      $   83
Fibers ...........................................         205         144
Polymers .........................................         235         147
Petroleum ........................................         186         215
Diversified Businesses ...........................         237         148
                                                       -------      ------
    Total ........................................       1,030         737

Interest and Other Corporate
  Expenses Net of Tax ............................         (71)        (95)
                                                       -------      ------

NET INCOME .......................................     $   959      $  642
- ----------                                             =======      ======



                                                                  Form 10-Q



         (b) Financial Condition at March 31, 1995

         DuPont recorded a net cash inflow from operations of $991 million in the first quarter of 1995, as compared with $1,091 million in the first quarter of 1994. Inflows from higher net income were offset by outflows for increased working capital, primarily accounts receivable-trade and inven-tories. The first quarter increase in working capital reflects higher sales overall, the seasonal pattern in certain businesses (principally crop pro-tection chemicals), and a weakening of the U.S. dollar during the quarter. Capital expenditures for plant, property and equipment and investments in equity affiliates were $688 million for the quarter, essentially the same as a year ago.

         The company increased its common stock dividend by 10.6 percent from $.47 to $.52 per share effective in the second quarter 1995.

         Certain ratios are shown below:
                                             At 3/31/95        At 12/31/94
                                             ----------        -----------
Debt Ratio (total debt to total
  capitalization)                                37%               37%

Current Ratio (current assets
  to current liabilities)                       1.5:1             1.5:1

         Days' sales outstanding averaged 38 days in the first quarter, down one day from the first quarter of 1994, but up two days from the prior quarter. The ratio of earnings to fixed charges is 9.3 for the first three months of 1995, up from 6.1 for the year 1994.

Subsequent Events

         As indicated in Note (b) to the Financial Statements, on April 6, 1995, the company acquired 156 million shares of its common stock from Seagram. On a pro forma basis as if the share redemption had occurred at January 1, 1995, the ratio of earnings to fixed charges for the first three months of 1995 would have been 5.9 and, at March 31, 1995, the Debt Ratio would have been 74 percent.

         During April 1995, the company's unused short-term bank credit lines supporting its existing commercial paper program were raised to $1,145 million. A credit line was also established for the company's new private-placement commercial paper program instituted in connection with the stock redemption from Seagram in the amount of $6,225 million. Total company unused short-term bank credit lines outstanding as of April 25, 1995 were $7,370 million.

                                                                   Form 10-Q



         Following this transaction, Moody's Investors Service (Moody's) lowered its rating on the company's senior long-term debt to Aa3 from Aa2. The company's commercial paper rating was not under review and was affirmed at Prime-1 by Moody's. Standard & Poor's Corporation (S&P) lowered its rating on the company's senior debt and preferred stock to AA- from AA and affirmed its commercial paper rating of A-1+. The ratings outlook by S&P remains negative. The company does not expect that these changes or any prospective change in its credit ratings as a result of this transaction will have a material impact on its interest and debt expenses or on its access to borrowings.

         Subsequent to April 6, 1995, the notes issued to Seagram have been paid and replaced by private-placement commercial paper borrowings of the company. The weighted-average interest rate associated with such borrowings was 6.17 percent at April 25, 1995.

         The company currently expects that the long-term funding for this transaction will include: (i) cash flow from operations and selective sales of assets; (ii) a Flexitrust program that will effect the sale or distri-bution of up to 24 million additional newly-issued shares of DuPont common stock over the next several years to satisfy existing employee compensation and benefit programs; and (iii) up to $2 billion from public and private offerings of equity securities. Such offerings also include the company's offer to sell up to $500 million of common stock to the DuPont Pension Trust Fund. It is unknown whether the DuPont Pension Trust Fund will accept any such offer or the price and other terms of any such transaction. DuPont expects its Debt Ratio to return to its target range of 35 to 40 percent by year end 1996.

         The company is currently planning to make a public offering of 17,000,000 shares (up to 19,550,000 shares under certain conditions) of its common stock. The net proceeds from such offering will be used for the repayment of a portion of the short-term debt associated with this transaction.

         The company currently expects capital expenditures to decrease from a planned $3.6 billion to a total of $3.3 billion in 1995. In 1994, capital expenditures were $3.1 billion.

                                                                   Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont received claims by growers that use of "Benlate"
DF 50 fungicide had caused crop damages. Based on the belief that "Benlate" DF 50 would be found to be a contributor to the claimed damage, DuPont paid claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" DF 50 was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 660 lawsuits in several jurisdictions, principally Florida, Hawaii, and Puerto Rico, by growers who allege plant damage from using "Benlate" DF 50 fungicide. Over half of the lawsuits brought against the company since 1991 have been disposed of by trial, dismissal or settle-ment, including 330 in 1994 and 70 thus far in 1995. There were four jury trials involving nine lawsuits completed in 1994. In the first three trials in Florida and Alabama, the juries found no product defect and no damages attributable to "Benlate" 50 DF fungicide. In the fourth trial involving one lawsuit in South Carolina, the jury found against DuPont and awarded damages of $17.2 million to the plaintiff. The trial judge, however, later struck the punitive damages portion of the award reducing the jury verdict to about $7.5 million. In January 1995, at the conclusion of a seven-month trial in Kona, Hawaii, the jury awarded the plaintiff $23.9 million. DuPont believes it has strong grounds for setting both of these adverse verdicts aside on appeal. A second trial in Hawaii of nine consolidated cases resulted, in March 1995, in a total award of $8.5 million in compensatory damages. The plaintiffs' request for punitive damages was denied. DuPont plans to appeal. Also in March 1995, a trial involving two growers in Puerto Rico was resolved in accordance with the terms of a judgment agree-ment negotiated with the plaintiffs before the jury verdict was returned. With the conclusion of these trials, only three of the 125 cases involving "Benlate" 50 DF filed in Puerto Rico and three of more than 100 filed in Hawaii remain unresolved. Most recently, in April 1995, a jury in Federal Court in Tallahassee, Florida, found that "Benlate" was not defective and returned a verdict of no liability for DuPont. DuPont believes that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

         Since 1989 DuPont has been served with approximately 100 lawsuits in several jurisdictions, principally Texas, Maryland, Arizona, Colorado and New Jersey alleging damages as a result of leaks in certain polybutylene plumbing systems. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made of acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. It

                                                                  Form 10-Q



is not known how many commercial and residential units nationwide have plumbing systems containing acetals manufactured by DuPont. During 1994, DuPont settled a majority of the Texas lawsuits in which it was a defendant. In these cases DuPont will provide up to $34 million to cover approximately 64,000 claims. DuPont has not been to trial in any case. Class certifica-tion was denied in February 1995 in a nationwide class action filed in state court in Houston, Texas. The matter is now under appeal. Three nationwide class actions are pending, and state and county class actions have been filed in a number of other jurisdictions, as well. The total number of potential plaintiffs included in all class actions filed has not been determined at this time. Claims outside of litigation are handled by the Plumbing Claims Group, a nonprofit corporation formed and funded by Shell, Hoechst-Celanese and DuPont to carry out repairs to leaking polybutylene/ acetal plumbing systems.

         The company's balance sheets reflect accruals for estimated costs associated with the foregoing matters. Adverse changes in estimates of such costs could result in additional future charges.

         On October 18, 1991, the Environmental Protection Agency (EPA) issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipeline Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. Government, and that settlement has been approved by the Court. CPLC along with four other companies has agreed to a cleanup of this site which is estimated to cost between $4.4 million and $8.9 million and pay as a group $300,000 in civil penalties. CPLC's share of this settlement is approximately 8 percent. Cleanup of the site is proceeding pursuant to the settlement, and contribution has been obtained from the majority of other potentially responsible parties. An action against the site owner/operator is pending.

         The EPA filed on October 7, 1994, an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels that the EPA alleges were not in compliance with its new Worker Protection Standards. The labels were submitted to the EPA for approval in July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels after most of the products had been shipped and were in the distribution chain. DuPont has cooperated with the EPA in making label changes and has issued supplemental labeling for all products that had been distributed. DuPont believes the proposed penalties are unwarranted and has filed a motion for summary judgment in administrative court.

                                                                  Form 10-Q



         On January 19, 1995, EPA, Region IV, issued a "Notice of Violation and Opportunity to Show Cause" against the Wurtland, Kentucky, sulphuric acid plant for 192 alleged violations of release reporting obligations under the Emergency Planning and Community Right to Know Act. The EPA proposed a civil penalty of $918,000 to resolve the matter, but thus far the parties have been unable to informally resolve the dispute. The EPA is expected to file a complaint in the matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the Annual Meeting:

         A total of 447,048,961 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 26, or
85.1 percent of the shares entitled to be voted. Business was transacted as follows:

      1. ELECTION OF DIRECTORS: The 11 nominees were elected to serve on the Board of Directors for the ensuing year. All nominees were members of the Board. The vote tabulation with respect to each nominee follows:

                                      Votes        Votes Cast Against
                 Director           Cast For          or Withheld
            ------------------     -----------     ------------------

            P. N. Barnevik         430,509,945         16,538,016
            A. F. Brimmer          445,047,562          2,000,399
            L. C. Duemling         445,358,191          1,689,770
            E. B. du Pont          445,512,784          1,535,177
            C. M. Harper           445,357,380          1,690,581
            J. A. Krol             445,006,034          2,041,927
            C. S. Nicandros        445,041,937          2,006,024
            W. K. Reilly           445,424,546          1,623,415
            H. R. Sharp, III       445,043,869          2,004,092
            C. M. Vest             445,360,208          1,687,753
            E. S. Woolard, Jr.     444,232,092          2,815,869

      2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for 1995 was approved by a vote of 444,186,540 shares for, 927,472 shares against and 1,934,949 abstentions and broker nonvotes.

      3. DIRECTORS' BOARD SERVICE: A stockholder proposal to limit the term of outside directors' board service was defeated by a vote of 391,962,706 shares against, 9,177,776 shares for and 45,908,479 abstentions and broker nonvotes.

                                                                  Form 10-Q



      4. CUMULATIVE VOTING: A stockholder proposal to provide for cumula-tive voting in the election of directors was defeated by a vote of 314,755,328 shares against, 87,501,257 shares for and 44,792,376 abstentions and broker nonvotes.

      5. SITE LISTING: A stockholder proposal to list in the company's annual environmental progress report sites and other circum-stances expected to cause environmental liabilities to accrue to the company was defeated by a vote of 371,931,142 shares against, 20,459,286 shares for and 54,658,533 abstentions and broker nonvotes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 19.

         (b) Reports on Form 8-K

               1. The company filed a Current Report on Form 8-K, dated January 25, 1995, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128 and
                   No. 33-53327). Through this Form 8-K, a copy of the Registrant's Earnings Press Release, dated January 25, 1995, was filed under Item 7.

               2. The company filed a Current Report on Form 8-K, dated April 7, 1995, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128 and No. 33-53327). Through this Form 8-K, a copy of the Registrant's Press Release, "DuPont Redeems 156 Million Of Its Shares From Seagram For $8.8 Billion In Cash, Notes, Warrants," dated April 6, 1995, was filed under
                   Item 2.

               3. The company filed on April 13, 1995, a Current Report on Form 8-K/A, Amendment No. 1, to its Form 8-K, dated April 7, 1995. Through this Form 8-K/A, Amendment No.1, the following documents were filed under Item 7:
                     (1) conformed copy of Agreement
                     (2) conformed copy of Warrant Agreement
                     (3) conformed copies of Warrant Certificates
                     (4) Form of Warrant Certificates
                     (5) conformed Registration Rights Agreement
                     (6) Form of Individual/Family Standstill Agreement

                                                                  Form 10-Q



               4. The company filed a Current Report on Form 8-K, dated April 24, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-58599).  Through
                   this Form 8-K, a copy of the Registrant's Earnings Press Release, dated April 24, 1995, was filed under Item 7.

               5. The company filed a Current Report on Form 8-K, dated April 27, 1995, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128 and No. 33-53327). Through this Form 8-K, a copy of the Registrant's Press Release, dated April 26, 1995, discussing a common stock dividend increase was filed under Item 5.

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





                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                                 Date:           May 1, 1995
                                 --------------------------------------




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

                                               C. L. Henry
                                 Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer
                                         and Principal Financial
                                         and Accounting Officer)

                                                                  Form 10-Q



                                EXHIBIT INDEX



Exhibit
Number                             Description
- -------                            -----------


  12        Computation of Ratio of Earnings to Fixed Charges.


  18        Letter of Independent Public Accountants regarding Change in
              Accounting Principles.


                                                                                                                 Form 10-Q

                                                                                                                Exhibit 12




                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                        Three Months Ended              Years Ended December 31
                                                          March 31, 1995     1994      1993       1992      1991     1990
Net Income ..........................................        $  959         $2,727   $  566<Fa> $  975<Fa> $1,403   $2,310
Provision for Income Taxes ..........................           739          1,655      392        836      1,415    1,844
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................             9             18        5         10          6        3
Adjustment for Companies Accounted for
  by the Equity Method ..............................            (4)            18       41          6         35       29
Capitalized Interest ................................           (38)          (143)    (194)      (194)      (197)    (161)
Amortization of Capitalized Interest ................            39            154      144        101         94       84

                                                              1,704          4,429      954      1,734      2,756    4,109

Fixed Charges:
  Interest and Debt Expense - Borrowings ............           120            559      594        643        752      773
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......            17             55       42         62         11        9
  Capitalized Interest ..............................            38            143      194        194        197      161
  Rental Expense Representative of Interest Factor ..            30            118      143        151        162      163

                                                                205            875      973      1,050      1,122    1,106

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................        $1,909         $5,304   $1,927     $2,784     $3,878   $5,215
                                                             ======         ======   ======     ======     ======   ======

Number of Times Fixed Charges are Earned ............           9.3<Fb>        6.1      2.0        2.7        3.5      4.7
                                                             ======         ======   ======     ======     ======   ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
<Fb>On a pro forma basis as if the share redemption from Seagram had occurred at January 1, 1995, the "Number of Times Fixed Charges are Earned" would be 5.9.


                                                      Form 10-Q

                                                     Exhibit 18



            LETTER OF INDEPENDENT PUBLIC ACCOUNTANTS
            REGARDING CHANGE IN ACCOUNTING PRINCIPLES



                                            April 26, 1995



To the Board of Directors of
E. I. du Pont de Nemours and Company

Dear Directors:

          We have been furnished with a copy of the Company's Form 10-Q for the quarter ended March 31, 1995. Note (c) describes a change in the method of depreciation from an accelerated method to the straight-line method for property, plant and equipment placed in service beginning in 1995 for the Company's nonpetroleum businesses. It should be understood that the preferability of one acceptable method of depreciation over another has not been addressed in any authoritative accounting literature and in arriving at our opinion expressed below, we have relied on management's business planning and judgment. Based upon our discussion with management and the stated reasons for the change, we believe that such change represents, in your circumstances, the adoption of a preferable alternative account-ing principle for depreciation in conformity with Accounting Principles Board Opinion No. 20.

          We have not made an audit in accordance with generally accepted auditing standards of the financial statements of the Company for the three-month period ended March 31, 1995 and, accordingly, we express no opinion thereon or on the financial information filed as part of the Form 10-Q of which this letter is to be an exhibit.

                                      Yours very truly,




                                     Price Waterhouse LLP