Form 10-Q
period 1995-08-11
DUPONT E I DE NEMOURS & CO
filed 1995-08-11
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1995

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


                           Yes   X         No


554,964,568 shares (excludes 24 million shares held by DuPont's Flexitrust) of common stock, $0.60 par value, were outstanding at August 1, 1995.

                                                                   Form 10-Q





                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       9

    Industry Segment Performance ................................     9-10

    Consolidated Industry Segment Information ...................      11

    Financial Condition .........................................     12-13

Part II

  Item 1.  Legal Proceedings ....................................     14-16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-17

Signature .......................................................      18

Exhibit Index ...................................................      19

Exhibit 10.10 ...................................................     20-23

Exhibit 11 ......................................................      24

Exhibit 12 ......................................................      25


                                                                                          Form 10-Q





                                   PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                          Three Months Ended       Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                         June 30                   June 30
- -----------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                   1995        1994        1995       1994
- ----------------------------------------------------------------------------------------------------
SALES .............................................      $11,076     $10,161     $21,578    $19,351
Other Income ......................................          253         278         614        483
                                                         -------     -------     -------    -------
    Total .........................................       11,329      10,439      22,192     19,834
                                                         -------     -------     -------    -------
Cost of Goods Sold and Other Expenses .............        8,030       7,492      15,633     14,167
Selling, General and Administrative Expenses ......          812         709       1,552      1,373
Depreciation, Depletion and Amortization ..........          642<Fc>     670       1,290<Fc>  1,373
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ...........           88          53         142        112
Interest and Debt Expense .........................          236         148         356        290
                                                         -------     -------     -------    -------
    Total .........................................        9,808       9,072      18,973     17,315
                                                         -------     -------     -------    -------
EARNINGS BEFORE INCOME TAXES ......................        1,521       1,367       3,219      2,519
Provision for Income Taxes ........................          583         575       1,322      1,085
                                                         -------     -------     -------    -------
NET INCOME ........................................      $   938     $   792     $ 1,897    $ 1,434
                                                         =======     =======     =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Fd> ............      $  1.70     $  1.16     $  3.07    $  2.10
                                                         =======     =======     =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK ...............      $   .52     $   .44     $   .99    $   .88
                                                         =======     =======     =======    =======


See pages 6 to 8 for Notes to Financial Statements.







                                                                                  Form 10-Q


                                                                           Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)(b)                                     June 30
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1995        1994
- ---------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 1,897     $ 1,434
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      1,290       1,373
      Dry Hole Costs and Impairment of Unproved Properties ..........         50          36
      Other Noncash Charges and Credits - Net .......................        (47)        (66)
      Change in Operating Assets and Liabilities - Net ..............       (862)       (107)
                                                                         -------     -------

        Cash Provided by Operations .................................      2,328       2,670
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (1,482)     (1,305)
  Investment in Affiliates ..........................................        (87)        (43)
  Proceeds from Sales of Assets .....................................        185         128
  Investments in Short-Term Financial Instruments - Net .............        249        (824)
  Miscellaneous - Net ...............................................        (26)         91
                                                                         -------     -------

        Cash Used for Investment Activities .........................     (1,161)     (1,953)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (613)       (603)
  Net Increase in Borrowings ........................................      6,022           7
  Purchase of Treasury Stock ........................................     (8,347)        -
  Proceeds from Issuance of Common Stock through
    Public and Private Offerings ....................................      1,747         -
  Common Stock Issued in Connection with Compensation Plans .........         35          75
                                                                         -------     -------

        Cash Used for Financing Activities ..........................     (1,156)       (521)
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................         70          78
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $    81     $   274
                                                                         =======     =======



See pages 6 to 8 for Notes to Financial Statements.




                                                                                        Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa><Fb>                                       June 30      December 31
- -------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                    1995          1994
- -------------------------------------------------------------------------------------------------
                         ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents ........................................     $   937        $   856
  Marketable Securities ............................................         254            253
  Accounts and Notes Receivable ....................................       5,876          5,213
  Inventories<Fe> ..................................................       4,361          3,969
  Prepaid Expenses .................................................         334            259
  Deferred Income Taxes ............................................         385            558
                                                                         -------        -------
    Total Current Assets ...........................................      12,147         11,108
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (June 30, 1995 - $28,378;
  December 31, 1994 - $27,718) .....................................      21,142         21,120
INVESTMENT IN AFFILIATES ...........................................       1,742          1,662
OTHER ASSETS .......................................................       3,086          3,002
                                                                         -------        -------
    TOTAL ..........................................................     $38,117        $36,892
                                                                         =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................     $ 2,717        $ 2,734
  Short-Term Borrowings and Capital Lease Obligations ..............       7,842          1,292
  Income Taxes .....................................................         439            409
  Other Accrued Liabilities ........................................       3,243          3,130
                                                                         -------        -------
    Total Current Liabilities ......................................      14,241          7,565
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................       5,850          6,376
OTHER LIABILITIES ..................................................       8,514          8,438
DEFERRED INCOME TAXES ..............................................       1,714          1,494
                                                                         -------        -------
    Total Liabilities ..............................................      30,319         23,873
                                                                         -------        -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................         215            197
                                                                         -------        -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..................................................         237            237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at June 30, 1995 - 734,664,688;
    December 31, 1994 - 681,004,944 ................................         441            408
  Additional Paid-In Capital .......................................       8,652          4,771
  Reinvested Earnings ..............................................       8,689          7,406
  Common Stock Held in Trust for Unearned Employee Compensation
    and Benefits, at Market (Shares:  June 30, 1995 - 24,000,000) ..      (1,650)           -
  Common Stock Held in Treasury, at Cost (Shares:  June 30, 1995 -
    156,000,000) ...................................................      (8,786)           -
                                                                         -------        -------
    Total Stockholders' Equity .....................................       7,583         12,822
                                                                         -------        -------
    TOTAL ..........................................................     $38,117        $36,892
                                                                         =======        =======

See pages 6 to 8 for Notes to Financial Statements.


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

<Fb>On April 6, 1995, the company acquired 156 million shares of its common stock from Seagram for $56.25 per share. At June 30, 1995 these shares are held by the company as treasury stock. Consideration consisted of (i) $1,000 in cash, (ii) 90-day promissory notes totaling approximately $7,300 and (iii) warrants valued at approximately $440 exercisable for 156 million shares of the company's common stock. In general, the warrants allow Seagram to purchase 48 million DuPont shares for a 60-day period ending on October 6, 1997 at a price of $89 per share; 54 million shares for a 60-day period ending on October 6, 1998 at a price of $101 per share; and 54 million shares for a 60-day period ending on October 6, 1999 at a price of $114 per share. The warrants are exercisable sooner in connection with certain significant corporate events. The warrants are subject to various conditions, including limitations on transfer to third parties.

    Subsequent to April 6, 1995, the notes issued to Seagram were paid and replaced by private-placement commercial paper borrowings of the company. At June 30, 1995, the balance of borrowings related to the Seagram transaction was $6,253 and the weighted-average interest rate was 6.16 percent.

    Also during the second quarter the company: (i) sold through public and private offerings 27,339,375 shares of newly-issued common stock for $1,747 and (ii) established a Flexitrust that will effect the sale or distribution of common stock to satisfy existing employee compensation and benefit programs. In May, DuPont issued 24 million shares of common stock to the Flexitrust in return for a $1,612 promissory note and $14 in cash. At June 30, 1995, 24 million shares, with a market value of $1,650, were held by the Flexitrust. The Flexitrust is classified as unearned compensation in Stockholders' Equity.

                                                                   Form 10-Q



    Set forth below is a reconciliation of activity in Common Stock, Additional Paid-In Capital, and the Flexitrust accounts from January 1, 1995 through June 30, 1995:

                                                               1995
                                                        Shares       Amount

        Common Stock, $.60 par value 900,000,000
          shares authorized, issued:
            January 1 ............................    681,004,944   $   408
            Issuance of shares in connection with:
              Public and private offerings .......     27,339,375        16
              Flexitrust .........................     24,000,000        14
              Compensation plans .................      2,320,369         3

            June 30 ..............................    734,664,688   $   441
                                                      ===========   =======

        Additional Paid-In Capital
          January 1 ..............................                  $ 4,771
          Changes due to:
            Public and private offerings .........                    1,731
            Common stock held by the Flexitrust ..                    1,636
            Compensation plans ...................                       75
            Issuance of warrants to purchase
              common stock .......................                      439

            June 30 ..............................                  $ 8,652
                                                                    =======

        Common Stock Held in Trust for Unearned
        Employee Compensation and Benefits
        (Flexitrust), at Market
          January 1 ..............................         -        $  -
          Establishment of Flexitrust ............    (24,000,000)   (1,626)
          Adjustment to market value .............         -            (24)

            June 30 ..............................    (24,000,000)  $(1,650)
                                                      ===========   =======

<Fc>Effective with property, plant and equipment (PP&E) placed in service beginning in 1995 for the company's nonpetroleum businesses, the company changed from an accelerated method to a straight-line method of depreciation. This change in accounting principle is being made to reflect management's belief that the productivity of such PP&E will not appreciably diminish in the early years of its useful life, and it will not be subject to significant additional maintenance in the later years of its useful life. In these circumstances, straight-line depreciation is preferable in that it provides a better matching of

                                                                   Form 10-Q


      costs with revenues. Additionally, the change to the straight-line method will conform to predominant industry practice. This change did not have a material impact for the first six months of 1995, and it is not expected to have a material effect for full year 1995 results.

<Fd>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                       Three Months Ended      Six Months Ended
                            June 30                June 30

             1995         550,445,989            615,537,673
             1994         679,925,200            679,204,899

    The 24 million shares held by the Flexitrust at June 30, 1995 are not considered outstanding in computing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented either are anti-dilutive or do not result in materially dilutive primary or fully diluted earnings per share.

    Earnings per share for the six months ended June 30, 1995 of $3.07, do not equal the sum of the first quarter's earnings per share ($1.40) and the second quarter's earnings per share ($1.70) due to a significant change in average common shares outstanding for the second quarter. See Note (b) for a description of major common stock transactions in the second quarter.

<Fe>Inventories                                     June 30     December 31
    -----------                                       1995         1994
                                                    -------     -----------

    Chemicals .................................      $  321       $  237
    Fibers ....................................         744          677
    Polymers ..................................         738          617
    Petroleum .................................       1,403        1,365
    Diversified Businesses ....................       1,155        1,073
                                                     ------       ------
      Total ...................................      $4,361       $3,969
                                                     ======       ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company had record earnings per share for the second quarter of 1995 of $1.70, up 47 percent from the $1.16 earned in the second quarter 1994. Excluding nonrecurring items, earnings for the quarter were $1.75 per share. Net income totaled
         $938 million, compared to $792 million earned in 1994.

                 Nonrecurring charges were recorded in both second quarter periods -- $29 million after-tax or $.05 per share in 1995, and $47 million after-tax or $.07 per share in 1994. The 1995 charge reflects the current estimate of costs related to the recall of "Benlate" DF 50 fungicide, partly offset by a reduction in estimates for certain restructuring costs taken in prior periods.

                 During the second quarter, average shares outstanding were substantially reduced, principally due to the redemption of DuPont common stock from Seagram. Excluding the effect of accretion, which totaled $.23 per share, both earnings per share and net income increased 27 percent. The results continue to reflect strong revenue gains and ongoing productivity improvements.

                 For the first six months of 1995, earnings per share totaled $3.07 and exceeded 1994 previous record first-half earnings per share by 46 percent. Net income for the first six months of 1995 was $1.9 billion compared to $1.4 billion in the same period last year. Sales totaled $21.6 billion, up 12 percent.

                 During the first half, the company's chemicals and specialties businesses grew revenue 13 percent and improved productivity 8 percent, generating after-tax operating margins of 14 percent -- 30 percent higher than last year -- with Europe and Asia recording the largest gains.

             (2) Industry Segment Performance:

                 The following text compares second quarter 1995 results with second quarter 1994 for each industry segment, excluding the impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information" table.

                                                                 Form 10-Q



                 Sales for the second quarter were $11.1 billion, up
         9 percent from prior year.  Petroleum segment sales were up
         10 percent on higher refined product sales outside the United States. Combined segments other than Petroleum were up
         8 percent, with 2 percent higher volume and 6 percent higher selling prices. Two-thirds of the increase in selling prices is attributable to the weaker U.S. dollar.

             o   Chemicals segment earnings were $172 million, up
                 $71 million, or 70 percent, reflecting better results for white pigments and specialty chemicals. Segment sales increased 13 percent reflecting 3 percent higher sales volume and 10 percent higher selling prices.

             o   Fibers segment earnings of $208 million were up
                 $31 million, or 18 percent, with the most significant earnings improvement in aramids. Segment sales were 6 percent higher on 6 percent higher selling prices.

             o   Polymers segment earnings were $230 million, up
                 $47 million, or 26 percent, from last year reflecting improved results in engineering polymers and elastomers. Segment sales improved 14 percent, reflecting 5 percent higher volume, and 9 percent higher selling prices.

             o Petroleum segment earnings were $198 million, about the same as last year. Upstream's results were $131 million, down 14 percent, largely attributed to higher exploration expenses. Higher crude oil prices during the period were offset by lower international volumes and U.S. natural gas prices. Downstream earnings were $67 million, up
                 40 percent, principally on lower costs in the United
                 States.

             o   Diversified Businesses segment earnings totaled
                 $320 million, up $65 million or 25 percent principally reflecting earnings improvement from agricultural products. Segment sales were up 2 percent due to 2 percent higher sales volume.


                                                                                            Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                          Three Months Ended       Six Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                     June 30                   June 30
- -----------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                   1995        1994        1995       1994
- ----------------------------------------------------------------------------------------------------
SALES
- -----
Chemicals ...........................................    $ 1,088     $   959     $ 2,123    $ 1,807
Fibers ..............................................      1,832       1,722       3,686      3,367
Polymers ............................................      1,844       1,619       3,621      3,102
Petroleum ...........................................      4,556       4,139       8,809      8,001
Diversified Businesses ..............................      1,756       1,722       3,339      3,074
                                                         -------     -------     -------    -------
    Total ...........................................    $11,076     $10,161     $21,578    $19,351
                                                         =======     =======     =======    =======

AFTER-TAX OPERATING INCOME
- --------------------------
Chemicals ...........................................    $   179<Fa> $   101     $   346<Fa>$   184
Fibers ..............................................        235<Fa>     177         440<Fa>    321
Polymers ............................................        230         183         465        330
Petroleum ...........................................        198         201         384        416
Diversified Businesses ..............................        257<Fb>     208<Fb>     494<Fb>    356<Fb>
                                                         -------     -------     -------    -------
    Total ...........................................      1,099         870       2,129      1,607

Interest and Other Corporate
  Expenses Net of Tax ...............................       (161)        (78)       (232)      (173)
                                                         -------     -------     -------    -------

NET INCOME ..........................................    $   938     $   792     $ 1,897    $ 1,434
- ----------                                               =======     =======     =======    =======


<Fa>The Chemicals and Fibers segments reflect a benefit of $7 and
    $27, respectively, principally an adjustment of estimates associated with the third quarter 1993 restructuring charge.
<Fb>Includes charges of $63 and $47 for quarters ended June 30, 1995 and 1994, respectively, associated with "Benlate" DF 50 fungicide recall.


                                                                  Form 10-Q



         (b) Financial Condition at June 30, 1995

         DuPont recorded a net cash inflow from operations of $2.3 billion in the first half of 1995, as compared with $2.7 billion in the first half of 1994. Inflows from higher net income were offset by outflows for increased working capital, primarily accounts receivable-trade and inven-tories. The first half increase in working capital reflects higher sales overall, the seasonal pattern in certain businesses (principally crop protection chemicals), and a weakening of the U.S. dollar during the period.

         Capital expenditures for plant, property and equipment and invest-ments in equity affiliates were $1.6 billion for the half, up approximately $200 million from the same period last year. The company currently expects capital expenditures to decrease from a planned $3.6 billion to a total of $3.3 billion in 1995. In 1994, capital expenditures were $3.1 billion.

         During the second quarter the company sold through public and private offerings approximately 27.3 million shares of common stock for $1.7 billion. Proceeds were used for repayment of a portion of the short-term indebtedness incurred by the company in connection with the redemption of 156 million shares of its common stock from Seagram. See Note(b) to the Financial Statements for more information concerning the redemption of shares from Seagram and financing activities during the second quarter.

         Certain ratios are shown below:

                                         At 6/30/95          At 12/31/94
                                         ----------          -----------
Debt Ratio (total debt to total
  capitalization)                            64%                 37%

Current Ratio (current assets
  to current liabilities)                  0.85:1               1.5:1

          Days' sales outstanding averaged 38 days in the second quarter, unchanged from both the prior quarter and the second quarter of 1994. The ratio of earnings to fixed charges was 7.1 for the first six months of 1995, up from 6.1 for the year 1994.

          Following the stock redemption from Seagram in April, Moody's Investors Service (Moody's) lowered its rating on the company's senior long-term debt to Aa3 from Aa2. The company's commercial paper rating was not under review and was affirmed at Prime-1 by Moody's. Standard & Poor's (S&P) lowered its rating on the company's senior debt and preferred stock to AA- from AA and affirmed its commercial paper rating of A-1+. The ratings outlook by S&P remains negative. The company does not expect that these changes or any prospective change in its credit ratings as a result of the

                                                                   Form 10-Q



share redemption from Seagram will have a material impact on its interest and debt expenses or on its access to borrowings. The company continues to expect its Debt Ratio to return to its target range of 35 to 40 percent by year end 1996.

          As of June 30, 1995, the company's unused short-term bank credit lines supporting its existing commercial paper program were $1,235 million. A credit line was also established for a new private-placement commercial paper program instituted in connection with the stock redemption from Seagram in the amount of $4,830 million as of June 30, 1995. Unused short-term bank credit lines outstanding as of June 30, 1995 were about $6.2 billion.

          As previously indicated, the company plans to sell about
$2 billion in assets to help finance the stock redemption from Seagram.

                                                                   Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF fungicide would be found to be a contributor to the claimed damage, DuPont began paying claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 660 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. Fewer than 200 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. Several matters are of note in 1995. In January, at the conclusion of a seven-month trial in Kona, Hawaii, a jury awarded the plaintiff $23.9 million. DuPont believes it has strong grounds for setting aside this adverse verdict on appeal. In April 1995, a jury in federal court in Tallahassee, Florida, found that "Benlate" was not defective and returned a verdict of no liability for DuPont. Most recently, in state court in Miami, Florida, DuPont was found liable for damages of $2.5 million. The trial court has subsequently granted DuPont's motion for a new trial. Finally, a motion is pending in federal court in Georgia asking that the judge award substantial monetary sanctions against DuPont. DuPont would appeal any such award. DuPont believes that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

          Since 1989, DuPont has been served with approximately 100 home-owner lawsuits in several jurisdictions, principally in Texas, Maryland, Arizona, Colorado and New Jersey alleging damages as a result of leaks in certain polybutylene plumbing systems. Numerous class actions, including three nationwide actions, alleging the same damages have also been filed in twenty states. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. It is not known how many commercial and residential units nationwide have plumbing systems containing acetals manufactured by DuPont. During 1994, DuPont settled a majority of the Texas lawsuits in which it was a defendant. In these cases DuPont will provide up to $34 million to cover approximately 64,000 claims. Preliminary approval has been given to a settlement by DuPont of a nation-wide class action pending in Alabama. The settlement is a part of the company's efforts to achieve a nationwide resolution to this matter. Under its terms, DuPont's potential funding commitment will not exceed 8% of

                                                                  Form 10-Q



replacement costs and actual damages and is limited to a total funding commitment of $120 million. The court has certified the class action against the other nonsettling defendants in the case. That certification is under appeal. The total number of potential plaintiffs included in all class actions filed has not been determined at this time. DuPont has not been to trial in any case. Claims outside of litigation are handled by the Plumbing Claims Group, a nonprofit corporation formed and funded by Shell, Hoechst-Celanese and DuPont to carry out repairs to leaking polybutylene/ acetal plumbing systems.

          The company's balance sheets reflect accruals for estimated costs associated with these matters. Adverse changes in estimates of such costs could result in additional future charges.

          On October 24, 1988, the Louisiana Department of Environmental Quality (LDEQ) issued a Compliance Order and Notice of Proposed Penalty to Conoco Inc. for alleged violations of the Louisiana Hazardous Waste Regulations. Following an inspection, LDEQ proposed a penalty of $165,000 for alleged violations related to the handling of by-product caustic and other refinery waste management practices. Negotiations with LDEQ have resulted in a preliminary agreement to settle the matter for payment of a $45,000 civil penalty.

          On October 18, 1991, the Environmental Protection Agency (EPA) issued an Administrative Order under the Resource Conservation and Recovery Act (RCRA) directing Conoco Pipeline Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On February 19, 1993, the U.S. Department of Justice filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. Government, and that settlement has been approved by the Court. CPLC along with four other companies has agreed to a cleanup of this site and to pay as a group $300,000 in civil penalties. CPLC will pay a share of about 8% of the penalty and of cleanup costs. Cleanup of the site, which may exceed $8.9 million in cost, is proceeding pursuant to the settlement, and contribution has been obtained from the majority of other potentially responsible parties. An action against the site owner/operator is pending.

          In April 1995, the EPA Region IV served on DuPont an Administra-tive Complaint alleging the company's Circleville, Ohio plant had failed to provide timely notice of a release of chlorine from the plant on January 30, 1993. The complaint seeks civil penalties of $125,000. DuPont has appealed the complaint and is vigorously defending.

          On May 30, 1995, DuPont received a complaint from the EPA alleging that in 24 instances in 1990 and 1991, DuPont distributed or sold certain benomyl fungicide products in violation of the Federal Insecticide, Fungicide and Rodenticide Act. The EPA has proposed a civil penalty of

                                                                  Form 10-Q



$120,000. EPA's allegations are based on the contention that an analysis by EPA in 1994 indicated that an impurity, which is part of DuPont's statement of formula, had slightly exceeded an upper certified limit established by EPA. DuPont believes the Agency's complaint is without merit and intends to contest the matter.


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

               2. The company filed on April 13, 1995, a Current Report on Form 8-K/A, Amendment No. 1, to its Form 8-K, dated April 7, 1995. Through this Form 8-K/A, Amendment No.1, the following documents were filed under Item 7:
                     (1) conformed copy of Agreement
                     (2) conformed copy of Warrant Agreement
                     (3) conformed copies of Warrant Certificates
                     (4) Form of Warrant Certificates
                     (5) conformed Registration Rights Agreement
                     (6) Form of Individual/Family Standstill Agreement

               3. The company filed a Current Report on Form 8-K, dated April 24, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-58599).  Through
                   this Form 8-K, a copy of the Registrant's Earnings Press Release, dated April 24, 1995, was filed under Item 7.

               4. The company filed a Current Report on Form 8-K, dated April 27, 1995, in connection with Debt Securities that may be offered on a delayed or continuous basis under

                                                                  Form 10-Q



                   Registration Statements on Form S-3 (No. 33-48128 and No. 33-53327). Through this Form 8-K, a copy of the Registrant's Press Release, dated April 26, 1995, discussing a common stock dividend increase was filed under Item 5.

               5. The company filed a Current Report on Form 8-K, dated June 15, 1995, in connection with Debt Securities that may be offered on a delayed or continuous basis under Registration Statement on Form S-3 (No. 33-53327). A Form of Agency Agreement, A Form of Letter of Appointment for Additional Agents and the Form of Notes, all to be used as part of Medium-Term Note Series G were filed under Item 7.

               6. The company filed a Current Report on Form 8-K, dated July 26, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-60069).  Through
                   this Form 8-K, a copy of the Registrant's Earnings Press Release, dated July 26, 1995, was filed under Item 7.

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





                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                                 Date:         August 11, 1995
                                 --------------------------------------




                                 By           /s/C. L. Henry
                                 --------------------------------------

                                               C. L. Henry
                                 Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer
                                         and Principal Financial
                                         and Accounting Officer)

                                                                  Form 10-Q



                                EXHIBIT INDEX



Exhibit
Number                             Description
- -------                            -----------


10.10*      Company's 1995 Corporate Sharing Plan, adopted by the Board of
              Directors on January 25, 1995.


  11        Computation of Earnings Per Common Share.


  12        Computation of Ratio of Earnings to Fixed Charges.





*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                   Form 10-Q

                                                               Exhibit 10.10

          The 1995 Corporate Sharing Plan was adopted by the Board of Directors of E. I. du Pont de Nemours and Company on January 25, 1995.


                    E. I. DU PONT DE NEMOURS AND COMPANY

                         1995 CORPORATE SHARING PLAN


  I.  PURPOSE

          The purpose of this 1995 Corporate Sharing Plan (the "Plan") is to offer employees a favorable opportunity to share in the success of E. I.
du Pont de Nemours and Company (the "Company") through stock options, thereby giving them a stake in the growth and prosperity of the Company and benefiting the Company.


 II.  FORM OF GRANTS

          Grants under this Plan will be in the form of nonqualified stock options to purchase shares of the Company's common stock.


III.  LIMITATIONS ON GRANTS

      1. The aggregate number of shares of the Company's stock which may be made subject to stock options granted under this Plan shall not exceed 12,000,000. The limitations set forth above shall be subject to adjustment as provided in Article XII hereof.

      2.  No grants may be made under this Plan after December 31, 1995.


 IV.  ADMINISTRATION

      1. Except as otherwise specifically provided, the Plan shall be administered by the Compensation and Benefits Committee of the Company's Board of Directors.

      2. The Compensation and Benefits Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable, including amending the Terms and Conditions.
      3. The decision of the Compensation and Benefits Committee with respect to any questions arising as to interpretation of this Plan, including the severability of any or all of the provisions thereof, shall be final, conclusive and binding.

                                                                   Form 10-Q



      4. Nothing in this Plan shall be deemed to give any employee, or any employee's legal representatives or assigns, any right to participate in the Plan except to such extent, if any, as the Compensation and Benefits Committee may have determined or approved pursuant to the provisions of this Plan.


  V.  ELIGIBILITY FOR GRANTS

      1. Grants under this Plan may be made to employees of the Company as determined by the Board of Directors.

      2. The term "employee" may include an employee of a corporation or other business entity in which this Company shall directly or indirectly own fifty percent or more of the outstanding voting stock or other ownership interest (the term "sharing plan company" as used in this Plan shall mean a business entity whose employees are eligible for grants under this Plan), but shall exclude any director who is not also an officer or a full-time employee of a sharing plan company. The term "optionee" as used in this Plan means an employee to whom a stock option award has been granted under this Plan or, where appropriate, his or her successor in interest upon death.


 VI.  GRANTS

      1. Any grant made to an employee shall be made by the Board of Directors which shall take final action on any such grant.

      2. Grants may be made at any time under this Plan and in the form provided in Article II hereof.

      3. The date on which a grant shall be deemed to have been made under this Plan shall be the date of the Board of Directors authoriza-tion of the grant or such later date as may be determined by the Board of Directors at the time the grant is authorized. Each optionee shall be advised in writing by the Company of a grant and the terms and conditions thereof, which terms and conditions, as the Board of Directors from time to time shall determine, shall not be inconsistent with the provisions of this Plan.


VII.  GRANT PRICE

          The price per share of the Company's common stock which may be purchased upon exercise of a stock option granted under this Plan shall be determined by the Board of Directors, but shall in no event be less than the

                                                                   Form 10-Q



fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. For purposes of the grant price, fair market value shall be the average of the high and low prices of the Company's common stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option, or if no sales of such stock were reported on said Tape on such date, the average of the high and low prices of such stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in
Article XII hereof.


VIII.  OPTION TERM

           The term of each stock option granted under this Plan shall be for such period as the Board of Directors shall determine, but not for more than ten years from date of grant.


  IX.  EXERCISE OF OPTIONS

       1. Subject to the provisions of this Plan, each stock option granted hereunder shall be exercisable on such date or dates and during such period and for such number of shares as the Board of Directors may determine. However, in no event shall a stock option be exercisable prior to six months from date of grant.
           The Board of Directors may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

       2. An optionee electing to exercise a stock option shall at the time of exercise pay the Company the full purchase price of the shares he or she has elected to purchase. Payment of the purchase price shall be made in cash. With respect to shares of the Company's common stock to be delivered upon exercise of a stock option, the Compensation and Benefits Committee shall periodically determine whether, and to what extent, such stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.


   X.  NONTRANSFERABILITY OF GRANTS

           During an optionee's lifetime no stock option granted under this Plan shall be transferable and stock options may be exercised only by the optionee.

                                                                   Form 10-Q



  XI.  TERMINATION OF EMPLOYMENT

           The Board of Directors shall determine the rules relating to rights under stock options upon termination of employment.


 XII.  ADJUSTMENTS

       1. In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Compensation and Benefits Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to the optionees and to the Company, in -

           (a) the number of shares and prices per share applicable to outstanding stock options,

           (b) the aggregate limitation set forth in Article III with respect to the number of shares which may be made subject to options.

           Furthermore, in the event of a distribution to common stock-holders other than interim or year-end dividends declared as such by the Board of Directors, the Compensation and Benefits Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to the optionees and to the Company, in respect of the items described in (a) above.

       2. Any fractional shares resulting from adjustments made pursuant to this Article shall be eliminated.


XIII.  AMENDMENTS

           The Company reserves the right to change this Plan in its discre-tion by action of the Compensation and Benefits Committee or discontinue this Plan in its discretion by action of the Board of Directors.

                                                                                                                 Form 10-Q

                                                                                                                Exhibit 11

                                           E. I. DU PONT DE NEMOURS AND COMPANY

                                           CALCULATION OF EARNINGS PER SHARE<Fa>
                                          (Dollars in millions, except per share)



                                                                   Primary                          Fully Diluted
                                                        ------------------------------      ------------------------------
                                                        Three Months      Six Months        Three Months      Six Months
                                                            Ended            Ended              Ended            Ended
                                                        June 30, 1995    June 30, 1995      June 30, 1995    June 30, 1995
                                                        -------------    -------------      -------------    -------------
Net income less dividends on preferred stock .....            $  935           $1,892             $  935           $1,892

Interest expense, net of income tax, determined
  under "Modified Treasury Stock Method" .........               147              152                144              144
                                                              ------           ------             ------           ------

Earnings applicable to common stock ..............            $1,082           $2,044             $1,079           $2,036
                                                              ======           ======             ======           ======

Average number of common shares outstanding
  (excludes treasury stock and shares held by
  DuPont Flexitrust) .............................       550,445,989      615,537,673        550,445,989      615,537,673

Adjustments required for common share equivalents:
  (1) shares awarded but undelivered under the
  Variable Compensation Plan, (2) shares held by
  the DuPont Flexitrust, and (3) shares assumed to
  be issued due to stock options and warrants, net
  of shares acquired, as determined under
  "Modified Treasury Stock Method" ...............        88,620,350       47,665,232         88,653,366       48,497,284
                                                         -----------      -----------        -----------      -----------

Adjusted average number of common shares .........       639,066,339      663,202,905        639,099,355      664,034,957
                                                         ===========      ===========        ===========      ===========

Earnings per share<Fb> ...........................            $ 1.69           $ 3.08             $ 1.69           $ 3.07
                                                              ======           ======             ======           ======

Earnings per share - as published ................            $ 1.70           $ 3.07             $ 1.70           $ 3.07
                                                              ======           ======             ======           ======

<Fa>There was no material change in common stock equivalents during the first half of 1994 versus that presented in Form 10-K for the year ended December 31, 1993, which indicated no material dilution in 1993 earnings per share.
<Fb>Calculations either result in dilution of less than 3% or are antidilutive.



                                                                                                                 Form 10-Q

                                                                                                                Exhibit 12




                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                          Six Months Ended              Years Ended December 31
                                                           June 30, 1995     1994      1993       1992      1991     1990


Net Income ..........................................          $1,897       $2,727   $  566<Fa> $  975<Fa> $1,403   $2,310
Provision for Income Taxes ..........................           1,322        1,655      392        836      1,415    1,844
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................              16           18        5         10          6        3
Adjustment for Companies Accounted for
  by the Equity Method ..............................              16           18       41          6         35       29
Capitalized Interest ................................             (83)        (143)    (194)      (194)      (197)    (161)
Amortization of Capitalized Interest ................              78          154      144        101         94       84

                                                                3,246        4,429      954      1,734      2,756    4,109

Fixed Charges:
  Interest and Debt Expense - Borrowings ............             356          559      594        643        752      773
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......              37           55       42         62         11        9
  Capitalized Interest ..............................              83          143      194        194        197      161
  Rental Expense Representative of Interest Factor ..              59          118      143        151        162      163

                                                                  535          875      973      1,050      1,122    1,106

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................          $3,781       $5,304   $1,927     $2,784     $3,878   $5,215
                                                               ======       ======   ======     ======     ======   ======

Number of Times Fixed Charges are Earned ............             7.1          6.1      2.0        2.7        3.5      4.7
                                                               ======       ======   ======     ======     ======   ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.

