Form 10-Q
period 1995-11-08
DUPONT E I DE NEMOURS & CO
filed 1995-11-08
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1995

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


                           Yes   X         No


555,322,776 shares (excludes 23,720,433 shares held by DuPont's
  Flexitrust) of common stock, $0.60 par value, were outstanding at October 31, 1995.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       9

    Industry Segment Performance ................................      9-10

    Consolidated Industry Segment Information ...................     11-12

    Financial Condition .........................................     13-14

Part II

  Item 1.  Legal Proceedings ....................................     14-15

  Item 5.  Other Information ....................................      16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-17

Signature .......................................................      18

Exhibit Index ...................................................      19

Exhibit 3.2 - Bylaws of E. I. du Pont de Nemours and Company ....      20

Exhibit 11 - Computation of Earnings Per Share ..................      21

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      22


                                                                                            Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES



                                                          Three Months Ended      Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                        September 30            September 30
-----------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                   1995        1994        1995       1994
----------------------------------------------------------------------------------------------------
SALES .............................................      $10,200     $ 9,845     $31,778    $29,196
Other Income ......................................          220         184         805        667
                                                         -------     -------     -------    -------
    Total .........................................       10,420      10,029      32,583     29,863
                                                         -------     -------     -------    -------
Cost of Goods Sold and Other Expenses .............        7,502       7,373      23,136     21,540
Selling, General and Administrative Expenses ......          723         708       2,245      2,081
Depreciation, Depletion and Amortization ..........          647<Fc>     797<Fd>   1,937<Fc>  2,170<Fd>
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ...........           79          92         221        204
Interest and Debt Expense .........................          205         145         561        435
                                                         -------     -------     -------    -------
    Total .........................................        9,156       9,115      28,100     26,430
                                                         -------     -------     -------    -------
EARNINGS BEFORE INCOME TAXES ......................        1,264         914       4,483      3,433
Provision for Income Taxes ........................          495         267<Fe>   1,817      1,352<Fe>
                                                         -------     -------     -------    -------
NET INCOME ........................................      $   769     $   647     $ 2,666    $ 2,081
                                                         =======     =======     =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Ff>.............      $  1.38     $   .95     $  4.47    $  3.05
                                                         =======     =======     =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK ...............      $   .52     $   .47     $  1.51    $  1.35
                                                         =======     =======     =======    =======


See pages 6 to 8 for Notes to Financial Statements.


                                                                                  Form 10-Q


                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                September 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1995        1994
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 2,666     $ 2,081
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      1,937       2,170
      Dry Hole Costs and Impairment of Unproved Properties ..........         77          70
      Other Noncash Charges and Credits - Net .......................       (196)       (148)
      Change in Operating Assets and Liabilities - Net ..............        (14)        219
                                                                         -------     -------

        Cash Provided by Operations .................................      4,470       4,392
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (2,329)     (2,003)
  Investment in Affiliates ..........................................       (198)        (67)
  Proceeds from Sales of Assets .....................................        234         262
  Investments in Short-Term Financial Instruments - Net .............        435      (1,003)
  Miscellaneous - Net ...............................................        (46)        149
                                                                         -------     -------

        Cash Used for Investment Activities .........................     (1,904)     (2,662)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (905)       (925)
  Net Increase (Decrease) in Borrowings .............................      5,421        (814)
  Purchase of Treasury Stock ........................................     (8,350)        -
  Proceeds from Issuance of Common Stock through
    Public and Private Offerings ....................................      1,747         -
  Common Stock Issued in Connection with Compensation Plans .........         49          88
                                                                         -------     -------

        Cash Used for Financing Activities ..........................     (2,038)     (1,651)
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................         40         122
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $   568     $   201
                                                                         =======     =======



See pages 6 to 8 for Notes to Financial Statements.


                                                                                               Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa><Fb>                                           September 30    December 31
--------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                          1995           1994
--------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents .............................................      $ 1,424         $   856
  Marketable Securities .................................................          117             253
  Accounts and Notes Receivable .........................................        5,115           5,213
  Inventories<Fg> .......................................................        4,183           3,969
  Prepaid Expenses ......................................................          353             259
  Deferred Income Taxes .................................................          412             558
                                                                               -------         -------
    Total Current Assets ................................................       11,604          11,108
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and amortization (September 30, 1995 - $28,701;
  December 31, 1994 - $27,718) ..........................................       21,269          21,120
INVESTMENT IN AFFILIATES ................................................        1,998           1,662
OTHER ASSETS ............................................................        3,120           3,002
                                                                               -------         -------
    TOTAL ...............................................................      $37,991         $36,892
                                                                               =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable ......................................................      $ 2,382         $ 2,734
  Short-Term Borrowings and Capital Lease Obligations ...................        7,100           1,292
  Income Taxes ..........................................................          542             409
  Other Accrued Liabilities .............................................        3,452           3,130
                                                                               -------         -------
    Total Current Liabilities ...........................................       13,476           7,565
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS ......................        5,971           6,376
OTHER LIABILITIES .......................................................        8,478           8,438
DEFERRED INCOME TAXES ...................................................        1,788           1,494
                                                                               -------         -------
    Total Liabilities ...................................................       29,713          23,873
                                                                               -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .........................          216             197
                                                                               -------         -------
STOCKHOLDERS' EQUITY
  Preferred Stock .......................................................          237             237
  Common Stock, $.60 par value; 900,000,000 shares authorized;
    shares issued at September 30, 1995 - 735,045,428;
    December 31, 1994 - 681,004,944 .....................................          441             408
  Additional Paid-In Capital ............................................        8,640           4,771
  Reinvested Earnings ...................................................        9,167           7,406
  Common Stock Held in Trust for Unearned Employee Compensation
    and Benefits, at Market (Shares:  September 30, 1995 - 23,767,292) ..       (1,634)            -
  Common Stock Held in Treasury, at Cost (Shares:  September 30, 1995 -
    156,000,000) ........................................................       (8,789)            -
                                                                               -------         -------
    Total Stockholders' Equity ..........................................        8,062          12,822
                                                                               -------         -------
    TOTAL ...............................................................      $37,991         $36,892
                                                                               =======         =======

See pages 6 to 8 for Notes to Financial Statements.


                                                                   Form 10-Q



                      NOTES TO FINANCIAL STATEMENTS
                 (Dollars in millions, except per share)


[FN]
<Fa>These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of prior periods have been made to conform to current periods.

<Fb>On April 6, 1995, the company acquired 156 million shares of its common stock from Seagram for $56.25 per share. At September 30, 1995 these shares are held by the company as treasury stock. Consideration consisted of (i) $1,000 in cash, (ii) 90-day promissory notes totaling approximately $7,300 and (iii) warrants valued at approximately $440 exercisable for 156 million shares of the company's common stock. In general, the warrants allow Seagram to purchase 48 million DuPont shares for a 60-day period ending on October 6, 1997 at a price of $89 per share; 54 million shares for a 60-day period ending on October 6, 1998 at a price of $101 per share; and 54 million shares for a 60-day period ending on October 6, 1999 at a price of $114 per share. The warrants are exercisable sooner in connection with certain significant corporate events. The warrants are subject to various conditions, including limitations on transfer to third parties.

    Subsequent to April 6, 1995, the notes issued to Seagram were paid and replaced by private-placement commercial paper borrowings of the company with a weighted-average interest rate at September 30, 1995 of 6 percent.

    In the second quarter, the company: (i) sold through public and private offerings 27,339,375 shares of newly-issued common stock for $1,747 and (ii) established a Flexitrust that will effect the sale or distribution of common stock to satisfy existing employee compensation and benefit programs. In May, DuPont issued 24 million shares of common stock to the Flexitrust in return for a $1,612 promissory note and $14 in cash. At September 30, 1995, 23,767,292 shares with a market value of $1,634 were held by the Flexitrust. The Flexitrust is classified as unearned compensation in Stockholders' Equity.

                                                                   Form 10-Q


[FN]
    Set forth below is a reconciliation of activity in Common Stock, Additional Paid-In Capital, and the Flexitrust accounts from January 1, 1995 through September 30, 1995:

                                                               1995
                                                        Shares       Amount

        Common Stock, $.60 par value 900,000,000
          shares authorized, issued:
            January 1 ............................    681,004,944   $   408
            Issuance of shares in connection with:
              Public and private offerings .......     27,339,375        16
              Flexitrust .........................     24,000,000        14
              Compensation plans .................      2,701,109         3

            September 30 .........................    735,045,428   $   441
                                                      ===========   =======

        Additional Paid-In Capital
          January 1 ..............................                  $ 4,771
          Changes due to:
            Public and private offerings .........                    1,731
            Common stock held by the Flexitrust ..                    1,636
            Shares issued by Flexitrust ..........                      (11)
            Compensation plans ...................                       74
            Issuance of warrants to purchase
              common stock .......................                      439

            September 30 .........................                  $ 8,640
                                                                    =======

        Common Stock Held in Trust for Unearned
        Employee Compensation and Benefits
        (Flexitrust), at Market
          January 1 ..............................         -        $  -
          Establishment of Flexitrust ............    (24,000,000)   (1,626)
          Shares issued ..........................        232,708        16
          Adjustment to market value .............         -            (24)

            September 30 .........................    (23,767,292)  $(1,634)
                                                      ===========   =======

<Fc>Effective with property, plant and equipment (PP&E) placed in service beginning in 1995 for the company's nonpetroleum businesses, the company changed from an accelerated method to a straight-line method of depreciation. This change in accounting principle is being made to reflect management's belief that the productivity of such PP&E will not appreciably diminish in the early years of its useful life, and it will not be subject to significant additional maintenance in the later years of its useful life. In these circumstances, straight-line depreciation is preferable in that it provides a better matching of

                                                                   Form 10-Q

[FN]

      costs with revenues. Additionally, the change to the straight-line method will conform to predominant industry practice. This change did not have a material impact for the first nine months of 1995, and it is not expected to have a material effect for full year 1995 results.

<Fd>Includes $115 related to write-down of certain North Sea oil properties held for sale.

<Fe>Includes a benefit of $127 principally related to a favorable change in tax status resulting from a transfer of properties among certain North Sea affiliates.

<Ff>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                       Three Months Ended      Nine Months Ended
                          September 30           September 30

             1995         554,978,850             595,129,571
             1994         680,634,456             679,686,654

    The 23,767,292 shares held by the Flexitrust at September 30, 1995 are not considered outstanding in computing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented either are anti-dilutive or result in no dilution of earnings per share.

    Earnings per share for the nine months ended September 30, 1995 of $4.47, do not equal the sum of the first quarter's earnings per share ($1.40), the second quarter's earnings per share ($1.70), and the third quarter's earnings per share ($1.38) due to the significant changes in average common shares outstanding beginning with the second quarter. See Note (b) for a description of major common stock transactions.

<Fg>Inventories                                September 30     December 31
    -----------                                    1995            1994
                                               ------------     -----------

    Chemicals ............................        $  294          $  237
    Fibers ...............................           759             677
    Polymers .............................           656             617
    Petroleum ............................         1,358           1,365
    Diversified Businesses ...............         1,116           1,073
                                                  ------          ------
      Total ..............................        $4,183          $3,969
                                                  ======          ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported record earnings for a third quarter of $1.38 per share, exceeding by 45 percent the $.95 earned in the third quarter of 1994. Net income totaled $769 million compared to $647 million earned in 1994.

                 Average shares outstanding for the quarter were 18 percent less than last year's levels due to the redemption of DuPont common stock from Seagram earlier this year. Excluding the related accretion effect, net income increased 28 percent. The current quarter's results also reflect insurance recoveries related to environmental remediation that resulted in a benefit of $.12 per share, and a more favorable allocation of DuPont Merck joint venture operating income to DuPont.

                 For the first nine months of 1995, earnings per share totaled $4.47 and exceeded 1994 previous record first nine months earnings per share by 47 percent. Net income for the first nine months of 1995 was $2.7 billion compared to $2.1 billion in the same period last year. Year-to-date sales totaled $31.8 billion versus $29.2 billion last year, up 9 percent.

                 The business climate in the third quarter was difficult as growth in key global economies slowed. This slowdown translated into flat to marginally positive volume gains in the company's chemicals and specialties businesses, and continued downward pressure on prices and margins in its energy businesses. In spite of these conditions, emphasis on cost control allowed DuPont to generate solid earnings gains and to continue its ongoing progress in achieving sustained profitable growth worldwide.

             (2) Industry Segment Performance:

                 The following text compares third quarter 1995 results with third quarter 1994 for each industry segment, excluding the impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information" table. Chemicals and specialties segments also reflect an allocation, approximately in proportion to each segment's sales, of the environmental remedia-tion insurance recoveries discussed above.

                                                                 Form 10-Q



                 Sales for the third quarter were $10.2 billion, up
         4 percent from the prior year. Chemicals and specialties segments sales were up 6 percent, due principally to higher selling prices. Worldwide sales volume was marginally higher, as increases outside the United States were essentially offset by lower U.S. volumes. Petroleum segment sales were up
         1 percent.

             o   Chemicals segment earnings were $159 million, up
                 $55 million, or 53 percent, reflecting better results for white pigments and specialty chemicals. Segment sales increased 7 percent reflecting 10 percent higher selling prices, partly offset by 3 percent lower sales volume.

             o   Fibers segment earnings of $194 million were up
                 $30 million, or 18 percent, principally due to a significant earnings improvement in aramids. Segment sales increased 3 percent, as 4 percent higher selling prices were partly offset by 1 percent lower volume.

             o   Polymers segment earnings were $198 million, up
                 $21 million, or 12 percent, reflecting improved results in fluoropolymers and packaging & industrial polymers. Segment sales grew 8 percent, reflecting 6 percent higher selling prices, and 2 percent higher volume.

             o   Petroleum segment earnings were $182 million, up
                 $10 million, or 6 percent from last year. Upstream's results were $90 million, up 8 percent largely due to lower operating and exploration costs offsetting the impact of lower gas prices. Downstream earnings, also benefitting from improved costs, were $92 million, 3 percent higher.

             o   Diversified Businesses segment earnings totaled
                 $192 million, up $57 million or 42 percent, principally reflecting higher earnings from the DuPont Merck pharmaceutical joint venture. This resulted, in part, from a more favorable allocation of the joint venture's operating income to DuPont to recognize the performance of assets initially contributed to the venture by DuPont. These improved results were partly offset by higher costs incurred by DuPont for the new hypertension drug, "Cozaar." Segment sales were up 6 percent due to 3 percent higher sales volume, and 3 percent higher prices.


                                                                                           Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                          Three Months Ended      Nine Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                    September 30           September 30
-----------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                   1995        1994        1995       1994
----------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ...........................................    $ 1,052     $   983     $ 3,175    $ 2,790
Fibers ..............................................      1,728       1,677       5,414      5,044
Polymers ............................................      1,700       1,577       5,321      4,679
Petroleum ...........................................      4,383       4,344      13,192     12,345
Diversified Businesses ..............................      1,337       1,264       4,676      4,338
                                                         -------     -------     -------    -------
    Total ...........................................    $10,200     $ 9,845     $31,778    $29,196
                                                         =======     =======     =======    =======
AFTER-TAX OPERATING INCOME<Fa><Fb>
--------------------------
Chemicals ...........................................    $   162     $    77     $   508<Fc>$   261
Fibers ..............................................        198         164         638<Fc>    485
Polymers ............................................        201         193         666        523
Petroleum ...........................................        182         146         566        562
Diversified Businesses ..............................        180         169         674<Fd>    525<Fd>
                                                         -------     -------     -------    -------
    Total ...........................................        923         749       3,052      2,356

Interest and Other Corporate
  Expenses Net of Tax ...............................       (154)       (102)       (386)      (275)
                                                         -------     -------     -------    -------
NET INCOME ..........................................    $   769     $   647     $ 2,666    $ 2,081
----------                                               =======     =======     =======    =======

<Fa>Third quarter 1995 includes a charge of $24 for printing and publishing operations, principally for employee separation costs in Europe, a litigation provision of $13 related to a previously sold business, and adjustments in estimates associated with the third quarter 1993 restructuring charge, which result in the following net (charges)/ benefits:
                Chemicals                  $  3
                Fibers                        4
                Polymers                      3
                Diversified Businesses      (12)
                                           ----
                                           $ (2)
                                           ----


                                                                    Form 10-Q


[FN]
<Fb>1994 includes the following third-quarter (charges)/benefits:
                Chemicals                  $(27)(1)
                Polymers                     16 (2)
                Petroleum                   (26)(2)
                Diversified Businesses       34 (2)
                                           ----
                                           $ (3)
                                           ----
    (1) Associated with discontinuation of certain products and asset sales and write-downs.
    (2) Reflects adjustments in estimates associated with the third quarter 1993 restructuring charge. In addition, the Petroleum segment also includes additional charges for employee separation costs, a loss of $95 from write-down of certain North Sea oil properties held for sale and a benefit of $127 principally related to a favorable change in tax status resulting from a transfer of properties among certain North Sea affiliates.

<Fc>The Chemicals and Fibers segments reflect an additional benefit of $7 and
    $27, respectively, principally an adjustment of estimates associated with the third quarter 1993 restructuring charge.
<Fd>Also includes charges of $63 and $47 associated with "Benlate" DF 50 fungicide recall from the quarters ended June 30, 1995 and 1994, respectively.

                                                                  Form 10-Q



         (b) Financial Condition at September 30, 1995

         DuPont recorded a net cash inflow from operations of $4.5 billion for the first nine months of 1995, as compared with $4.4 billion for the same period in 1994. Inflows from higher net income were partially offset by lower depreciation, depletion and amortization. Depreciation, depletion and amortization in 1994 included $115 million for the writedown of a petroleum property.

         Year-to-date capital expenditures for plant, property and equipment and investments in equity affiliates were $2.5 billion, up $457 million from the same period last year. The company currently expects capital expendi-tures for the year to be about $3.5 billion. In 1994, capital expenditures were $3.1 billion.

         Certain ratios are shown below:

                                         At 9/30/95          At 12/31/94
                                         ----------          -----------
Debt Ratio (total debt to total
  capitalization)                            61%                 37%

Current Ratio (current assets
  to current liabilities)                   0.9:1               1.5:1

          Days' sales outstanding averaged 38 days in the third quarter, unchanged from the prior quarter and up one day from the third quarter of 1994. The ratio of earnings to fixed charges was 6.4 for the first nine months of 1995, up from 6.1 for the year 1994.

          Following the stock redemption from Seagram in April, Moody's Investors Service (Moody's) lowered its rating on the company's senior long-term debt to Aa3 from Aa2. The company's commercial paper rating was not under review and was affirmed at Prime-1 by Moody's. Standard & Poor's (S&P) lowered its rating on the company's senior debt and preferred stock to AA- from AA and affirmed its commercial paper rating of A-1+. The ratings outlook by S&P remains negative. The company does not expect that these changes or any prospective change in its credit ratings as a result of the share redemption from Seagram will have a material impact on its interest and debt expenses or on its access to borrowings. As of September 30, 1995, the company's unused short-term bank credit lines supporting its commercial paper programs were $5.4 billion. The company currently expects its Debt Ratio to be about 40 percent by year end 1996.

                                                                   Form 10-Q



          As previously indicated, the company plans to sell about
$2 billion in assets to help finance the stock redemption from Seagram.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF fungicide would be found to be a contributor to the claimed damage, DuPont began paying claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. Fewer than 130 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal, or settlement. In August 1995, the federal district court in Georgia, which in the summer of 1993 had presided over the first "Benlate" case to go to trial, issued an order finding that DuPont had engaged in discovery abuse during the trial, and conditionally fined DuPont $115 million. DuPont is appealing that order to the 11th Circuit Court of Appeals. Following the Georgia District Court's order, a shareholder derivative action suit was filed alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" litigation. That suit has been stayed pending the resolution of DuPont's appeal of the Georgia court's order. In September 1995, a Florida administrative hearing officer issued an order recommending dismissal of the Florida Department of Agriculture's administrative complaint against DuPont alleging "Benlate" was contaminated and caused injury to plants. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

          Since 1989, DuPont has been served with approximately 100 home-owner lawsuits in numerous state and federal courts alleging damages as a result of leaks in certain polybutylene plumbing systems. Numerous class actions alleging the same damages have also been filed. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. During 1994, DuPont settled a majority of the Texas lawsuits in which it was a defendant. In these cases DuPont will provide up to $34 million to cover approximately 64,000 claims. Preliminary

                                                                  Form 10-Q



approval has been given to a settlement by DuPont of a nationwide class action pending in Alabama. The settlement is a part of the company's efforts to achieve a nationwide resolution to this matter. Under its terms, DuPont's potential funding commitment will not exceed 8% of replacement costs and actual damages and is limited to a total funding commitment of $120 million. A Fairness Hearing to determine final approval of the settlement is scheduled for November 17, 1995. It is not known how many commercial and residential units nationwide have plumbing systems containing acetals manufactured by DuPont, and the total number of potential plaintiffs included in all class actions filed has not been determined at this time. DuPont has not been to trial in any case. Claims outside of litigation continue to be handled by the Plumbing Claims Group (PCG), a nonprofit corporation formed and funded by Shell, Hoechst-Celanese and DuPont to carry out repairs to leaking polybutylene/acetal plumbing systems.

          The company's balance sheets reflect accruals for estimated costs associated with these matters. Adverse changes in estimates of such costs could result in additional future charges.

          On October 18, 1991, the Environmental Protection Agency (EPA) issued an Administrative Order under the Resource Conservation and Recovery Act directing Conoco Pipeline Company (CPLC) to undertake specific remedial measures related to a former oil reprocessing facility in Converse County, Wyoming. CPLC contested the Administrative Order, and has taken voluntary measures at the site together with other interested parties. On
February 19, 1993, the U.S. Department of Justice filed a lawsuit against 10 entities, including CPLC, to enforce the Order and collect penalties. CPLC has settled this matter with the U.S. Government, and that settlement has been approved by the Court. CPLC along with four other companies has agreed to a cleanup of this site and to pay as a group $300,000 in civil penalties. CPLC will pay a share of about 5% of costs. Cleanup of the site, which may exceed $8.9 million in cost, is proceeding pursuant to the settlement, and contribution has been obtained from the majority of other potentially responsible parties. An action against the site owner/operator's insurance carrier is pending.

          On July 28, 1995, DuPont received an Administrative Complaint from the Region V office of the EPA alleging nineteen recordkeeping and reporting violations of sections 311 and 312 of the Emergency Planning and Community Right to Know Act at DuPont's East Chicago plant between 1987 and 1991. The complaint proposes a penalty of $262,260. Informal settlement discussions with the EPA to settle the matter are underway.

                                                                  Form 10-Q



Item 5.  OTHER INFORMATION

          The following changes were made to the board of directors and top management of the company during September and October of 1995.

          In a Current Report on Form 8-K dated September 28, 1995, DuPont reported that Edgar S. Woolard, Jr., DuPont chairman and chief executive officer since May 1989, will retire December 31. He will continue to serve as chairman of the company's Board of Directors. Succeeding Woolard as chief executive officer will be Vice Chairman John A. Krol. Krol became president on October 1 and will become chief executive officer on December 1. He has served as vice chairman since March 1992.

          In a press release dated October 10, 1995, DuPont announced that Constantine S. "Dino" Nicandros, chairman, president and chief executive officer of Conoco, Inc., and a vice chairman of DuPont, has elected to retire February 29, 1996. Nicandros will be succeeded as president and chief executive officer of Conoco on January 1, 1996, by Archie W. Dunham, currently a Conoco executive vice president and DuPont senior vice president. To assist in the transition, Nicandros will remain as chairman of Conoco until his retirement. Conoco is the wholly owned petroleum subsidiary of DuPont.

          In a press release dated October 25, 1995, DuPont announced that Lois D. Juliber, president of Colgate-Palmolive North America, was elected a member of its board of directors. Concurrent with Juliber's election to the board, the number of DuPont directors increased from 11 to 12.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 19.

         (b) Reports on Form 8-K

               1. The company filed a Current Report on Form 8-K, dated August 22, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-61339).  Through
                   this Form 8-K, a copy of the Registrant's Press Release, dated August 21,1995, in response to the $115,000,000 fine issued by U.S. District Judge Robert J. Elliott of Columbus, Georgia, was filed under Item 5.

                                                                  Form 10-Q



               2. The company filed a Current report on Form 8-K, dated September 28, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-61339).  Through
                   this Form 8-K, a copy of the Registrant's Press Release, dated September 27, 1995, was filed under Item 5 announcing the retirement of Edgar S. Woolard, Jr. as chief executive officer and the appointment of John A. Krol as president and chief executive officer.
                   Mr. Woolard remains as chairman of the board.

               3. The company filed a Current Report on Form 8-K, dated October 25, 1995, in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-61339).  Through
                   this Form 8-K, a copy of the Registrant's Earnings Press Release, dated October 25, 1995, was filed under Item 7.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:          November 8, 1995
                              -----------------------------------------




                              By            /s/C. L. Henry
                              -----------------------------------------

                                             C. L. Henry
                              Executive Vice President - DuPont Finance
                                     (As Duly Authorized Officer
                                       and Principal Financial
                                       and Accounting Officer)

                                                                   Form 10-Q





                                EXHIBIT INDEX



       Exhibit
       Number                         Description
       -------                        -----------


         3.2        Company's Bylaws, as last revised October 1, 1995.


         11         Computation of Earnings Per Share.


         12         Computation of Ratio of Earnings to Fixed Charges.

                                                      Form 10-Q

                                                    Exhibit 3.2







                             BYLAWS
                               OF
              E. I. DU PONT DE NEMOURS AND COMPANY






             Incorporated Under The Laws of Delaware






AS REVISED October 1, 1995

                                                      Form 10-Q

                                                    Exhibit 3.2


                             BYLAWS

                                                            Page

                           ARTICLE I.

MEETING OF STOCKHOLDERS:
  Section 1.    Annual                                        1
  Section 2.    Special                                       1
  Section 3.    Notice                                        1
  Section 4.    Quorum                                        1
  Section 5.    Organization                                  1
  Section 6.    Voting                                        2
  Section 7.    Inspectors                                    2


                           ARTICLE II.

BOARD OF DIRECTORS:
  Section 1.    Number                                        2
  Section 2.    Term                                          2
  Section 3.    Increase of Number                            2
  Section 4.    Resignation                                   2
  Section 5.    Vacancies                                     2
  Section 6.    Regular Meetings                              2
  Section 7.    Special Meetings                              3
  Section 8.    Quorum                                        3
  Section 9.    Place of Meeting, Etc.                        3
  Section 10    Interested Directors; Quorum                  3


                          ARTICLE III.

COMMITTEES OF THE BOARD:
  Section 1.    Committees                                    4
  Section 2.    Procedure                                     4
  Section 3.    Reports to the Board                          4
  Section 4.    Strategic Direction Committee                 4
  Section 5.    Audit Committee                               5
  Section 6     Environmental Policy Committee                5
  Section 7.    Compensation and Benefits Committee           5


                           ARTICLE IV.

OFFICE OF THE CHIEF EXECUTIVE                                 5

                                                      Form 10-Q

                                                    Exhibit 3.2



                                                            Page

                           ARTICLE V.

OFFICERS:
  Section 1.    Officers                                      5
  Section 2.    Chairman of the Board                         6
  Section 3.    President and Vice Chairman                   6
  Section 4.    Executive Vice Presidents                     6
  Section 5.    Vice Presidents                               6
  Section 6.    Executive Vice President - Finance            6
  Section 7.    Treasurer                                     6
  Section 8.    Assistant Treasurer                           6
  Section 9.    Controller                                    7
  Section 10    Assistant Controller                          7
  Section 11.   Secretary                                     7
  Section 12.   Assistant Secretary                           7
  Section 13.   Removal                                       7
  Section 14.   Resignation                                   7
  Section 15.   Vacancies                                     7


                           ARTICLE VI.

MISCELLANEOUS:
  Section 1.    Indemnification of Directors or Officers      8
  Section 2.    Certificate for Shares                        8
  Section 3.    Transfer of Shares                            9
  Section 4.    Regulations                                   9
  Section 5.    Record Date of Stockholders                   9
  Section 6.    Corporate Seal                                9


                          ARTICLE VII.

AMENDMENTS                                                   10

                                                      Form 10-Q
                                                    Exhibit 3.2


                             BYLAWS
                               OF
              E. I. DU PONT DE NEMOURS AND COMPANY


                           ARTICLE I.
                     MEETING OF STOCKHOLDERS


          SECTION 1. Annual. Meetings of the stockholders for the purpose of electing Directors, and transacting such other proper business as may be brought before the meeting, shall be held annually at such date, time and place, within or without the State of Delaware as may be designated by the Board of Directors ("Board").

          SECTION 2. Special. Special meetings of the stockholders may be called by the Board and shall be called by the Secretary at the request in writing of the holders of record of at least twenty-five percent of the outstanding stock of the corporation entitled to vote. Special meetings shall be held within or without the State of Delaware, as the Board shall designate.

          SECTION 3. Notice. Written notice of each meeting of stockholders, stating the place, date and hour of the meeting, and the purpose or purposes thereof, shall be mailed not less than ten nor more than sixty days before the date of such meeting to each stockholder entitled to vote thereat.

          SECTION 4. Quorum. Unless otherwise provided by statute, the holders of shares of stock entitled to cast a majority of votes at a meeting, present either in person or by proxy, shall constitute a quorum at such meeting.

          Absence of a quorum of the holders of Common Stock or Preferred Stock at any meeting or adjournment thereof, at which under the Certificate of Incorporation the holders of Preferred Stock have the right to elect any Directors, shall not prevent the election of Directors by the other class of stockholders entitled to elect Directors as a class if the necessary quorum of stockholders of such other class shall be present in person or by proxy.

          SECTION 5. Organization. The Chairman of the Board or, in the Chairman's absence, the President shall preside at meetings of stockholders. The Secretary of the Company shall act as Secretary of all meetings of the stockholders, but in the absence of the Secretary the presiding officer may appoint a Secretary of the meeting. The order of business for such meetings shall be determined by the Chairman of the Board, or, in the Chairman's absence, by the President.

                                                      Form 10-Q
                                                    Exhibit 3.2


          SECTION 6. Voting. Each stockholder entitled to vote at any meeting shall be entitled to one vote, in person or by written proxy, for each share held of record. Upon the demand of any stockholder, such stockholder shall be entitled to vote by ballot. All elections and questions shall be decided by plurality vote, except as otherwise required by statute.

          SECTION 7. Inspectors. At each meeting of the stockholders the polls shall be opened and closed; the proxies and ballots shall be received and be taken in charge, and all questions touching the qualification of voters and the validity of proxies, and the acceptance or rejection of votes shall be decided by three Inspectors, two of whom shall have power to make a decision. Such Inspectors shall be appointed by the Board before the meeting, or in default thereof, by the presiding officer at the meeting, and shall be sworn to the faithful performance of their duties. If any of the Inspectors previously appointed shall fail to attend or refuse or be unable to serve, substitutes shall be appointed by the presiding officer.


                           ARTICLE II.
                       BOARD OF DIRECTORS


          SECTION 1. Number. The business and affairs of the Company shall be under the direction of the Board. The number of Directors, which shall not be less than ten, shall be determined from time to time by the vote of two-thirds of the whole Board.

          SECTION 2. Term. Each Director shall hold office until the next annual election of Directors and until the Director's successor is elected and qualified.

          SECTION 3. Increase of Number. In case of any increase in the number of Directors between Annual Meetings of Stockholders, each additional Director shall be elected by the vote of two-thirds of the whole Board.

          SECTION 4. Resignation. A Director may resign at any time by giving written notice to the Chairman of the Board or the Secretary. The acceptance thereof shall not be necessary to make it effective; and such resignation shall take effect at the time specified therein or, in the absence of such specification, it shall take effect upon the receipt thereof.

          SECTION 5. Vacancies. In case of any vacancy in the Board for any cause, the remaining Directors, by vote of majority of the whole Board, may elect a successor to hold office for the unexpired term of the Director whose place is vacant.

                                                       Form 10-Q
                                                     Exhibit 3.2


          SECTION 6. Regular Meetings. Regular meetings of the
Board shall be held at such times as the Board may designate. A notice of each regular meeting shall not be required.

          SECTION 7. Special Meetings. Special meetings of the
Board shall be held whenever called by the direction of the Chairman of the Board, or of one-third of the Directors.

          The Secretary shall give notice of such special meetings by mailing the same at least two days before the meeting, or by telegraphing the same at least one day before the meeting to each Director; but such notice may be waived by any Director. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting. At any meeting at which every Director shall be present, any business may be transacted, irrespective of notice.

          SECTION 8. Quorum. One-third of the Board shall constitute a quorum. If there be less than a quorum present at any meeting, a majority of those present may adjourn the meeting from time to time.

          Except as otherwise provided by law, the Certificate of Incorporation, or by these Bylaws, the affirmative vote of a majority of the Directors present at any meeting at which there is a quorum shall be necessary for the passage of any resolution.

          SECTION 9. Place of Meeting, Etc. The Directors shall hold the meetings, and may have an office or offices in such place or places within or outside the State of Delaware as the Board from time to time may determine.

          SECTION 10. Interested Directors; Quorum

       1) No contract or other transaction between the Company and one or more of its Directors, or between the Company and any other corporation, partnership, association, or other organization in which one or more of the Directors of the Company is a Director or officer, or has a financial interest, shall be void or voidable, because the Director is present at or participates in the meeting of the Board or committee thereof which authorizes the contract or transaction, or solely because such Director's vote is counted for such purpose, if:

            (a) the material facts as to such Director's relationship or interest and as to the contract or transaction are disclosed or are known to the Board or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum; or

                                                       Form 10-Q
                                                     Exhibit 3.2


          (b) the material facts as to such Director's relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

          (c) the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board, a committee thereof, or the stockholders; and

       2) Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board or of a committee which authorizes the contract or transaction.


                          ARTICLE III.
                     COMMITTEES OF THE BOARD


          SECTION 1. Committees. The Board shall by the affirmative vote of a majority of the whole Board, elect from the Directors a Strategic Direction Committee, an Audit Committee, an Environmental Policy Committee, and a Compensation and Benefits Committee, and may, by resolution passed by a majority of the whole Board, designate one or more additional committees, each committee to consist of one or more Directors. The Board shall designate for each of these committees a Chairman, and, if desired, a Vice Chairman, who shall continue as such during the pleasure of the Board. The number of members of each committee shall be determined from time to time by the Board.

          SECTION 2. Procedure. Each Committee shall fix its own rules of procedure and shall meet where and as provided by such rules. A majority of a committee shall constitute a quorum. In the absence or disqualification of a member of any committee, the members of such committee present at any meeting, and not disqualified from voting, whether or not they constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member.

          SECTION 3. Reports To The Board. Each Committee shall keep regular minutes of its proceedings and shall periodically report to the Board summaries of the Committee's significant completed actions and such other matters as requested by the Board.

          SECTION 4. Strategic Direction Committee. The
Strategic Direction Committee shall review the Company's strategic direction and overall objectives and shall have such powers and perform such duties as may be assigned to it from time to time by the Board.

                                                       Form 10-Q
                                                     Exhibit 3.2


          SECTION 5. Audit Committee. The Audit Committee shall employ independent public accountants, subject to stockholder ratification at each annual meeting, review the adequacy of internal accounting controls and the accounting principles employed in financial reporting, and shall have such power and perform such duties as may be assigned to it from time to time by the Board. None of the Members of the Audit Committee shall be an officer or employee of the Company or its subsidiaries.

          SECTION 6. Environmental Policy Committee. The
Environmental Policy Committee shall review the Company's environmental policies and practices and shall have such powers and perform such duties as may be assigned to it from time to time by the Board.

          SECTION 7. Compensation and Benefits Committee. The Compensation and Benefits Committee shall have the power and authority vested in it by the Compensation Plans of the Company and shall have such powers and perform such duties as may be assigned to it from time to time by the Board. None of the members of the Compensation and Benefits Committee shall be an officer or employee of the Company or its subsidiaries.


                           ARTICLE IV.
                  OFFICE OF THE CHIEF EXECUTIVE


          The Board shall elect an Office of the Chief Executive whose members shall include the Chairman of the Board, the President, the Vice Chairman, and such other officers as may be designated by the Board. The Office of the Chief Executive shall have responsibility for the strategic direction and operations of all the businesses of the Company and shall have such powers and perform such duties as may be assigned to it from time to time by the Board.

          All significant completed actions by the Office of the Chief Executive shall be reported to the Board at the next succeeding Board meeting, or at its meeting held in the month following the taking of such action.


                           ARTICLE V.
                            OFFICERS


          SECTION 1. Officers. The officers of the Company shall be a Chairman of the Board, a President, a Vice Chairman, one or more Executive Vice Presidents, including an Executive Vice
President - Finance and a Secretary.

                                                       Form 10-Q
                                                     Exhibit 3.2


          The Board and the Office of the Chief Executive, may appoint such other officers as they deem necessary, who shall have such authority and shall perform such duties as may be prescribed, respectively, by the Board or the Office of the Chief Executive.

          SECTION 2. Chairman of the Board. The Chairman of the Board shall be the chief executive officer of the Company and subject to the Board and the Office of the Chief Executive, the Chairman shall have general charge of the business and affairs of the Company. The Chairman shall preside at all meetings of the stockholders and of the Board. The Chairman may sign and execute all authorized bonds, contracts or other obligations, in the name of the Company, and with the Treasurer may sign all certificates of the shares in the capital stock of the Company.

          SECTION 3. President and Vice Chairman. The President and the Vice Chairman shall have such powers and perform such duties as may be assigned to each of them by the Chairman of the Board. In the absence or inability to act of the Chairman of the Board, the President shall perform the duties of the Chairman of the Board.

          SECTION 4.  Executive Vice Presidents.  Each Executive
Vice President shall have such powers and perform such duties as may be assigned to such Executive Vice President by the Board or the Office of the Chief Executive.

          SECTION 5. Vice Presidents. The Board or the Office of the Chief Executive may appoint one or more Vice Presidents. Each Vice President shall have such title, powers and duties as may be assigned to such Vice President by the Board or the Office of the Chief Executive.

          SECTION 6. Executive Vice President - Finance. The Executive Vice President - Finance shall be the chief financial officer of the Company, and shall have such powers and perform such duties as may be assigned to such Executive Vice President
- Finance by the Board or the Office of the Chief Executive.

          SECTION 7. Treasurer. The Board shall appoint a Treasurer. Under the general direction of the Executive Vice President - Finance, the Treasurer shall have such powers and perform such duties as may be assigned to such Treasurer by the Board or the Office of the Chief Executive.

          SECTION 8. Assistant Treasurer. The Board or the Office of the Chief Executive may appoint one or more Assistant Treasurers. Each Assistant Treasurer shall have such powers and shall perform such duties as may be assigned to such Assistant Treasurer by the Board or the Office of the Chief Executive.

                                                       Form 10-Q
                                                     Exhibit 3.2


          SECTION 9. Controller. The Board may appoint a
Controller. Under the general direction of the Executive Vice
President - Finance, the Controller shall have such powers and perform such duties as may be assigned to such Controller by the Board or the Office of the Chief Executive.

          SECTION 10. Assistant Controller. The Board or the Office of the Chief Executive may appoint one or more Assistant Controllers. Each Assistant Controller shall have such powers and shall perform such duties as may be assigned to such Assistant Controller by the Board or the Office of the Chief Executive.

          SECTION 11. Secretary. The Secretary shall keep the minutes of all the meetings of the Board and the minutes of all the meetings of the stockholders; the Secretary shall attend to the giving and serving of all notices of meetings as required by law or these Bylaws; the Secretary shall affix the seal of the Company to any instruments when so required; and the Secretary shall in general perform all the corporate duties incident to the office of Secretary, subject to the control of the Board or the Chairman of the Board, and such other duties as may be assigned to the Secretary by the Board or the Chairman of the Board.

          SECTION 12. Assistant Secretary. The Board or the Office of the Chief Executive may appoint one or more Assistant Secretaries. Each Assistant Secretary shall have such powers and shall perform such duties as may be assigned to such Assistant Secretary by the Board or the Chairman of the Board or the President; and such Assistant Secretary shall affix the seal of the Company to any instruments when so required.

          SECTION 13. Removal. All officers may be removed or suspended at any time by the vote of the majority of the whole Board. All officers, agents and employees, other than officers elected or appointed by the Board, may be suspended or removed by the committee or by the officer appointing them.

          SECTION 14. Resignation. Any officer may resign at any time by giving written notice to the Chairman of the Board, the President or the Secretary. Unless otherwise stated in such notice of resignation, the acceptance thereof shall not be necessary to make it effective; and such resignation shall take effect at the time specified therein or, in the absence of such specification, it shall take effect upon the receipt thereof.

          SECTION 15. Vacancies. A vacancy in any office shall be filled in the same manner as provided for election or appointment to such office.

                                                       Form 10-Q
                                                     Exhibit 3.2


                           ARTICLE VI.
                          MISCELLANEOUS


          SECTION 1. Indemnification of Directors or Officers. Each person who is or was a Director or officer of the Company (including the heirs, executors, administrators or estate of such person) shall be indemnified by the Company as of right to the full extent permitted by the General Corporation Law of Delaware against any liability, cost or expense asserted against such Director or officer and incurred by such Director or officer by reason of the fact that such person is or was a Director or officer. The right to indemnification conferred by this Section shall include the right to be paid by the Company the expenses incurred in defending in any action, suit or proceeding in advance of its final disposition, subject to the receipt by the Company of such undertakings as might be required of an indemnitee by the General Corporation Law of Delaware.

          In any action by an indemnitee to enforce a right to indemnification hereunder or by the Company to recover advances made hereunder, the burden of proving that the indemnitee is not entitled to be indemnified shall be on the Company. In such an action, neither the failure of the Company (including its Board, independent legal counsel or stockholders) to have made a determination that indemnification is proper, nor a determination by the Company that indemnification is improper, shall create a presumption that the indemnitee is not entitled to be indemnified or, in the case of such an action brought by the indemnitee, be a defense thereto. If successful in whole or in part in such an action, an indemnitee shall be entitled to be paid also the expense of prosecuting or defending same. The Company may, but shall not be obligated to, maintain insurance at its expense, to protect itself and any such person against any such liability, cost or expense.

          SECTION 2. Certificate for Shares. The certificate for shares of the capital stock of the Company shall be in such form, not inconsistent with the Certificate of Incorporation as shall be prescribed by the Board. Every stockholder shall have a certificate signed by the Chairman of the Board, the President or an Executive Vice President, and the Treasurer, certifying the number of shares owned by such stockholder in the Company, provided that if any such certificate is countersigned by a transfer agent or registrar other than the Company or its employee, then and other signature on the certificate may be a facsimile.

          The name of the person owning the shares represented thereby, with the number of such shares and the date of issue, shall be entered on the Company's books.

                                                       Form 10-Q
                                                     Exhibit 3.2


          All certificates surrendered to the Company shall be cancelled, and no new certificates shall be issued until the former certificate for the same number of shares of the same class shall have been surrendered and cancelled, except that the Board may determine, from time to time, the conditions and provisions on which new certificates may be used in substitution of any certificates that may have been lost, stolen or destroyed.

          SECTION 3. Transfer of Shares. Shares in the capital stock of the Company shall be transferred by the record holder thereof, in person, or by any such person's attorney upon surrender and cancellation of certificates for a like number of shares.

          SECTION 4. Regulations. The Board also may make rules and regulations concerning the issue, transfer and registration of certificates for shares of the capital stock of the Company.

          The Board may appoint one or more transfer agents and one or more registrars of transfers, and may require all stock certificates to bear the signature of a transfer agent and a registrar of transfer.

          SECTION 5. Record Date of Stockholders. The Board may fix in advance a date, not exceeding sixty days preceding the date of any meeting of stockholders, or the date for the payment of any dividend or other distribution, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or entitled to receive payment of any such dividend or other distribution, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting, or to receive any such dividend or other distribution, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the Company after such record date fixed as aforesaid.

          SECTION 6. Corporate Seal. The seal of the Company shall be circular in form, containing the words "E. I. DU PONT
DE NEMOURS AND CO." and "DELAWARE" on the circumference, surrounding the words "FOUNDED" and "SEAL," and the date "1802."

          The seal shall be in the custody of the Secretary. A duplicate of the seal may be kept and used by the Executive Vice President - Finance, any Vice President - DuPont Finance, the Treasurer, or by any Assistant Secretary or Assistant Treasurer.

                                                       Form 10-Q
                                                     Exhibit 3.2





                          ARTICLE VII.
                           AMENDMENTS



          The Board shall have the power to adopt, amend and repeal the Bylaws of the Company, by a vote of the majority of the whole Board, at any regular or special meeting of the Board, provided that notice of intention to adopt, amend or repeal the Bylaws in whole or in part shall have been given at the next preceding meeting, or, without any such notice, by the vote of two-thirds of the whole Board.




I hereby certify that the foregoing is a true and correct copy of the Bylaws of E. I. du Pont de Nemours and Company.

Witness my hand and the corporate seal of the Company this
           day of                1995.
----------        --------------





                                  ----------------------------
                                           Secretary

                                                                        Form 10-Q
                                                                        Exhibit 11

                                           E. I. DU PONT DE NEMOURS AND COMPANY

                                           CALCULATION OF EARNINGS PER SHARE<Fa>
                                          (Dollars in millions, except per share)


                                                              Primary                                Fully Diluted
                                              ---------------------------------------   ---------------------------------------
                                              Three Months Ended   Nine Months Ended    Three Months Ended   Nine Months Ended
                                              September 30, 1995   September 30, 1995   September 30, 1995   September 30, 1995
                                              ------------------   ------------------   ------------------   ------------------
Net income less dividends on preferred
 stock ..................................               $ 766               $2,658                $ 766               $2,658

Adjustment for interest, net of income
  tax, determined under "Modified
  Treasury Stock Method" ................                 155                  310                  155                  298
                                                        -----               ------                -----               ------
Earnings applicable to common stock .....               $ 921               $2,968                $ 921               $2,956
                                                        =====               ======                =====               ======
Average number of common shares
  outstanding (excludes treasury
  stock and shares held by DuPont
  Flexitrust) ...........................         554,978,850          595,129,571          554,978,850          595,129,571

Adjustments required for common share
  equivalents:
    (1) shares awarded but undelivered
    under the Variable Compensation
    Plan, (2) shares held by the
    DuPont Flexitrust, and (3) shares
    assumed to be issued due to stock
    options and warrants, net of
    shares acquired, as determined
    under "Modified Treasury Stock
    Method" .............................         100,153,654           65,076,486          100,153,654           65,431,064
                                                  -----------          -----------          -----------          -----------
Adjusted average number of common
  shares ................................         655,132,504          660,206,057          655,132,504          660,560,635
                                                  ===========          ===========          ===========          ===========

Earnings per share<Fb>...................               $1.41                $4.50                $1.41                $4.47
                                                        =====                =====                =====                =====

Earnings per share - as published .......               $1.38                $4.47                $1.38                $4.47
                                                        =====                =====                =====                =====

<Fa>There was no material change in common stock equivalents during the first nine months of 1994 versus that presented in Form 10-K for the year ended December 31, 1993, which indicated no material dilution in 1993 earnings per share.
<Fb>Calculations either are antidilutive or result in no dilution.



                                                                                                                 Form 10-Q

                                                                                                                Exhibit 12




                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                        Nine Months Ended               Years Ended December 31
                                                        September 30, 1995   1994      1993       1992      1991     1990

Net Income ..........................................         $2,666        $2,727   $  566<Fa> $  975<Fa> $1,403   $2,310
Provision for Income Taxes ..........................          1,817         1,655      392        836      1,415    1,844
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................             20            18        5         10          6        3
Adjustment for Companies Accounted for
  by the Equity Method ..............................             33            18       41          6         35       29
Capitalized Interest ................................           (129)         (143)    (194)      (194)      (197)    (161)
Amortization of Capitalized Interest ................            115           154      144        101         94       84
                                                              ------        ------   ------     ------     ------   ------
                                                               4,522         4,429      954      1,734      2,756    4,109
                                                              ------        ------   ------     ------     ------   ------

Fixed Charges:
  Interest and Debt Expense - Borrowings ............            561           559      594        643        752      773
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......             54            55       42         62         11        9
  Capitalized Interest ..............................            129           143      194        194        197      161
  Rental Expense Representative of Interest Factor ..             89           118      143        151        162      163
                                                              ------        ------   ------     ------     ------   ------
                                                                 833           875      973      1,050      1,122    1,106
                                                              ------        ------   ------     ------     ------   ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................         $5,355        $5,304   $1,927     $2,784     $3,878   $5,215
                                                              ======        ======   ======     ======     ======   ======

Number of Times Fixed Charges are Earned ............            6.4           6.1      2.0        2.7        3.5      4.7
                                                              ======        ======   ======     ======     ======   ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
