Form 10-K
period 1995-12-31
DUPONT E I DE NEMOURS & CO
filed 1996-03-20
CIK 30554

                                     1995

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1995               COMMISSION FILE NUMBER 1-815

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X . No    .
                                                   ---     ---

  Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers; and shares held by DuPont's Flexitrust) as of March 5, 1996, was approximately $44.6 billion. As of such date, 559,010,099 shares (excludes 20,032,625 shares held by DuPont's Flexitrust) of the company's common stock, $.60 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                            INCORPORATED BY
                                                         REFERENCE IN PART NO.
                                                         ---------------------
The company's 1995 Annual Report to Stockholders........     I, II, and IV
The company's Proxy Statement, dated March 18, 1996, in
 connection with the Annual Meeting of Stockholders to
 be held on April 24, 1996..............................          III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     E. I. DU PONT DE NEMOURS AND COMPANY

                              ------------------

  The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

                              ------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I
    Item 1.  Business ....................................................    3
    Item 2.  Properties ..................................................    6
    Item 3.  Legal Proceedings ...........................................   11
    Item 4.  Submission of Matters to a Vote of Security Holders .........   14
             Executive Officers of the Registrant.........................   14
 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.........................................   15
    Item 6.  Selected Financial Data .....................................   15
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................   15
    Item 8.  Financial Statements and Supplementary Data .................   16
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure ...................................   16
 PART III
    Item 10. Directors and Executive Officers of the Registrant ..........   16
    Item 11. Executive Compensation ......................................   16
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management .................................................   16
    Item 13. Certain Relationships and Related Transactions ..............   16
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K ........................................................   17
    Signatures............................................................   19

                      NOTE ON INCORPORATION BY REFERENCE

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1995 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. The company is the largest United States chemical producer and is one of the leading chemical producers worldwide. The company conducts fully integrated petroleum operations primarily through its wholly owned subsidiary Conoco Inc. and, in 1994, ranked eighth in the worldwide production of petroleum liquids by U.S.-based companies, tenth in the production of natural gas, and sixth in refining capacity. Conoco Inc. and other subsidiaries and affiliates of DuPont conduct exploration, production, mining, manufacturing or selling activities, and some are distributors of products manufactured by the company.

  The company operates globally through approximately twenty strategic business units. Within the strategic business units approximately 85 businesses manufacture and sell a wide range of products to many different markets, including the energy, transportation, textile, construction, automotive, agricultural, printing, health care, packaging and electronics markets.

  The company plans to sell its medical products businesses and enter into a 50-50 joint venture for its elastomer businesses with The Dow Chemical Company. Proceeds from these transactions will be used to reduce debt incurred to fund the April 6, 1995, redemption of 156 million DuPont common shares beneficially owned by The Seagram Company Ltd.

  The company and its subsidiaries have operations in about 70 nations worldwide and, as a result, about 49% of consolidated sales are derived from sales outside the United States, based on the location of the corporate unit making the sale. Total worldwide employment at year-end 1995 was about 105,000 people.

  The company is organized for financial reporting purposes into five principal industry segments--Chemicals, Fibers, Polymers, Petroleum, and Diversified Businesses.

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                 ITEM                                  PAGE(S)
                                 ----                                  -------
Discussion of Business Developments in 1995:
  Letter to Stockholders..............................................    1-3*
Industry Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Fibers............................................................    6-7**
    Diversified Businesses............................................  10-11**
    Petroleum.........................................................  14-15**
    Chemicals.........................................................  18-19**
    Polymers..........................................................  22-23**
  Sales, Transfers, Operating Profit, After-Tax Operating Income, and
   Identifiable Assets for 1995, 1994, and 1993.......................  55-57
Geographic Information:
  Sales, Transfers, After-Tax Operating Income, Identifiable Assets,
   and U.S. Export Sales for 1995, 1994, and 1993.....................     54
Revenues by Product Class (See footnote 1 on page 56 of Exhibit 13)...     55

--------
 * Includes text of letter except for photograph and related caption on page 2 and for chart on page 3.
** Exclude photographs and related captions.

SOURCES OF SUPPLY

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for most raw materials, including hydrocarbon feedstocks, and for fuels. Large volume purchases are generally procured under competitively priced supply contracts.

  A majority of sales in the Chemicals, Fibers, and Polymers segments' businesses is dependent on hydrocarbon feedstocks derived from crude oil and natural gas. Current hydrocarbon feedstock requirements are met by Conoco and other major oil companies. A joint venture with OxyChem, a subsidiary of Occidental Petroleum Corporation, manufactures and supplies a significant portion of the company's requirements for ethylene glycol. A joint venture with subsidiaries of RWE AG supplies a majority of the company's requirements for coal. A significant portion of the company's caustic/chlorine needs is supplied by a joint venture with Olin Corporation.

  The major purchased commodities, raw materials, and supplies for the following industry segments in 1995 are listed below:

                                          DIVERSIFIED
   CHEMICALS          FIBERS              BUSINESSES         POLYMERS
   ---------          ------              -----------        --------
   acetylene          adipic acid         aluminum           acetic acid
   benzene            ammonia             ethylene glycol    butadiene
   carbon-            butadiene           gold               caustic soda
    tetrachloride     cyclohexane         metribuzin         chlorine
   caustic soda       ethylene glycol     palladium/platinum ethane
   chlorine           isophthalic acid    paraxylene         fiberglass
   chloroform         nitrogen            silver             nitrogen
   cyclohexane        packaging materials                    packaging materials
   fluorspar          paraxylene                             polyethylene
   hydrofluoric acid  polyethylene
   methanol
   oxygen/nitrogen
   packaging
    materials
   perchloroethylene
   propylene
   sulfur
   titanium ores

  In the Petroleum segment, the major commodities and raw materials purchased are the same as those produced. Approximately 61% of the crude oil processed in the company's U.S. refineries in 1995 came from U.S. sources. In 1995, the company's refineries outside the United States processed principally North Sea and Middle East crude oils.

  In addition, during 1995, the company consumed substantial amounts of electricity and natural gas.

PATENTS AND TRADEMARKS

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to any of the industry segments, although taken as a whole, the rights of the company and the products made and sold under patents and licenses are important to the company's business. During 1995, the company was granted 458 U.S. and 1,997 non-U.S. patents.

  The company also has about 1,000 registered trademarks for its products. Ownership rights in trademarks continue indefinitely if the trademarks are continued in use and properly protected.

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

  Businesses in the Chemicals, Fibers, Polymers, and Diversified Businesses segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved. The Petroleum segment business is highly price-competitive and competes on quality and realiability of supply as well.

  Further information relating to competition is included in two areas of
Exhibit 13 (1) the "Letter to Stockholders" on pages 1-3 and (2) Industry Segment Reviews on pages 6-23.

RESEARCH AND DEVELOPMENT

  The company performs research and development at more than 75 sites worldwide. In the United States, research is conducted at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is carried out at several large research centers in the Wilmington, Delaware, area which support strategic business units in the Chemicals, Fibers, Polymers and Diversified Businesses segments. Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. The company conducts research related to petroleum operations as well as other segments of the business at its Ponca City, Oklahoma, facility. DuPont also operates an increasing number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company's growing global interests.

  Research and development activities include studies to advance scientific knowledge in fields of interest to the company, basic and applied work both to support and improve existing products and processes and identify new products and processes, and scouting works to identify and develop new business opportunities in relevant fields. Each strategic business unit of the company funds research and development activities to support its business mission. The corporate laboratories are responsible for assuring that leading edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All R&D activities are coordinated by senior R&D management through a corporate technology council to ensure that technical activities are consistent with business and corporate plans, and that the core technical competencies underlying DuPont's current and future businesses remain healthy and continue to provide competitive advantages.

  Further information regarding research and development is in Exhibit 13 on pages 2 and 3 of the "Letter to Stockholders." Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1991 through 1995 are included under the heading "General" of the Five-Year Financial Review on page 65 of Exhibit 13.

ENVIRONMENTAL MATTERS

  Information relating to environmental matters is included in three areas of
Exhibit 13: (1) the "Letter to Stockholders" on pages 1 and 3; (2) "Management's Discussion and Analysis" on pages 29-31; and (3) Notes 1 and 26 to the Financial Statements on pages 39 and 53.

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

ITEM 2. PROPERTIES

  The company owns and operates manufacturing, processing, production, refining, marketing, and research and development facilities worldwide. In addition, the company owns and leases petroleum properties worldwide.

  DuPont's corporate headquarters is located in Wilmington, Delaware, and the company's petroleum businesses are headquartered in Houston, Texas. In addition, the company operates sales offices, regional purchasing offices, distribution centers, and various other specialized service locations.

  Further information regarding properties is included in Exhibit 13 in the Industry Segment Reviews on pages 6-23. Information regarding research and development facilities is incorporated by reference to Item 1, Business-- Research and Development on page 5 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 12 and 26 to the company's consolidated financial statements on pages 44 and 53 of Exhibit 13.

CHEMICALS, FIBERS, POLYMERS, AND DIVERSIFIED BUSINESSES

  Approximately 75% of the property, plant and equipment related to operations in the Chemicals, Fibers, Polymers, and Diversified Businesses is located in the United States and Puerto Rico. This investment is located at some 80 sites, principally in Texas, Delaware, North Carolina, Virginia, Tennessee, West Virginia, South Carolina, and New Jersey. The principal locations within these states are as follows:

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
     Chattanooga          Belle               Camden               Deepwater
     Memphis              Martinsburg         Charleston           Parlin
     New Johnsonville     Parkersburg         Florence
     Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in Canada, the United Kingdom, Germany, The Netherlands, Luxembourg, Singapore, Spain, Mexico, France, Taiwan, Brazil, Japan, Republic of Korea, Belgium and Argentina. Products from more than one business are frequently produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 86% in 1995, 87% in 1994, and 85% in 1993. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

PETROLEUM BUSINESSES

  The company owns and leases oil and gas properties worldwide. Exploration, production, and natural gas and gas products properties are described generally on pages 14-15 and 58-63 of Exhibit 13. Estimated proved reserves of oil and gas are found on pages 60 and 61 of Exhibit 13. Information regarding the company's refining, marketing, supply, and transportation properties is also provided on pages 14-15 of Exhibit 13.

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

                                                    1995      1994      1993
                                                  --------- --------- ---------
                                                   (THOUSANDS OF BARRELS DAILY)
Petroleum Liquids Production
Consolidated Companies
Crude Oil, Condensate, and Natural Gas Liquids
 from Owned Reserves:
  United States..................................        83        94       108
  Europe.........................................       143       160       152
  Other Regions..................................        98       109       107
                                                  --------- --------- ---------
    Subtotal.....................................       324       363       367
Natural Gas Liquids from Gas Plant Ownership:
  United States..................................        65        57        55
                                                  --------- --------- ---------
    Total Production--Consolidated Operations....       389       420       422
Share of Equity Affiliates
Crude Oil, Condensate, and Natural Gas Liquids
 from Owned Reserves.............................        12         4       --
Natural Gas Liquids from Gas Plant Ownership.....        13        12        12
                                                  --------- --------- ---------
    Total Production--Equity Affiliates..........        25        16        12
                                                  --------- --------- ---------
    Total Petroleum Liquids Production...........       414       436       434
                                                  ========= ========= =========
                                                    (MILLION CUBIC FEET DAILY)
Natural Gas Deliveries
Consolidated Companies
Natural Gas Deliveries from Owned Reserves:
  United States..................................       832       871       834
  Europe.........................................       341       398       409
  Other Regions..................................        31        44        50
                                                  --------- --------- ---------
    Total Deliveries--Consolidated Operations....     1,204     1,313     1,293
Share of Equity Affiliates
Natural Gas Deliveries from Owed Reserves:
  United States..................................        38        34        18
                                                  --------- --------- ---------
    Total Natural Gas Deliveries.................     1,242     1,347     1,311
                                                  ========= ========= =========

AVERAGE PRODUCTION COSTS AND SALES PRICES

  The following table presents data as prescribed by the Securities and Exchange Commission (SEC). Accordingly, the unit costs do not include income taxes and exploration, development, and general overhead costs. Since these excluded costs are material, the following data should not be interpreted as measures of profitability or relative profitability. See Results of Operations for Oil and Gas Producing Activities on page 58 of Exhibit 13 for a more complete disclosure of revenues and expenses. See also the references to crude oil and natural gas prices and volumes in business review of the Petroleum segment on pages 14-15 of Exhibit 13.

                                                          UNITED         OTHER
                                                          STATES EUROPE REGIONS
                                                          ------ ------ -------
                                                              (U.S. DOLLARS)
For the year ended December 31, 1995
  Average production costs per barrel equivalent of
   petroleum produced(a)................................. $3.78  $4.55   $2.08
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 15.53  16.95   16.56
    Per thousand cubic feet (MCF) of natural gas sold....  1.44   2.96    1.13
For the year ended December 31, 1994
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  3.99   4.37    1.62
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 13.36  15.65   15.18
    Per MCF of natural gas sold..........................  1.78   2.90    1.61
For the year ended December 31, 1993
  Average production costs per barrel equivalent of
   petroleum produced(a).................................  4.97   4.34    1.63
  Average sales prices of produced petroleum(b)
    Per barrel of crude oil and condensate sold.......... 14.66  17.35   15.32
    Per MCF of natural gas sold..........................  1.94   2.77    1.32

--------
(a) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6 MCF of gas to one barrel of liquids.
(b) Excludes proceeds from sales of interest in oil and gas properties.

                              PRESENT ACTIVITIES

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                        (NUMBER OF WELLS)
At December 31, 1995
  Number of wells drilling*
    Gross.......................................      30       12   15       3
    Net.........................................      12        7    3       2
  Number of productive wells**
    Oil wells--gross............................  11,412   10,785  242     385
       --net....................................   3,689    3,531   21     137
    Gas wells--gross............................   7,713    7,536  118      59
        --net...................................   3,231    3,137   38      56

--------
 * Includes wells being completed.
** Approximately 126 gross (45 net) oil wells and 706 gross (242 net) gas wells, all in the United States, have multiple completions.

                  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                      (THOUSANDS OF ACRES)
At December 31, 1995
  Developed acreage
    Gross.......................................   8,325   3,327  1,221   3,777
    Net.........................................   4,138   2,271    393   1,474
  Undeveloped acreage
    Gross.......................................  82,430   1,194  5,475  75,761
    Net.........................................  31,717     563  2,312  28,842

                 NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                 (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1995
  Exploratory--productive......................     34.2    12.8   1.4    20.0
       --dry...................................     38.2    22.1   4.9    11.2
  Development--productive......................    109.5    94.3   8.0     7.2
       --dry...................................     13.7    10.7   0.0     3.0
For the year ended December 31, 1994
  Exploratory--productive......................     23.8    16.2   2.8     4.8
       --dry...................................     39.3    30.0   1.7     7.6
  Development--productive......................    116.4    88.7   5.5    22.2
       --dry...................................     14.3    13.3   0.0     1.0
For the year ended December 31, 1993
  Exploratory--productive......................     15.6    10.7   3.4     1.5
       --dry...................................     24.5    16.3   2.5     5.7
  Development--productive......................    175.2   158.3   5.0    11.9
       --dry...................................     24.5    24.0   0.0     0.5

ESTIMATES OF TOTAL PROVED RESERVES FILED WITH OTHER FEDERAL AGENCIES COVERING THE YEAR 1995

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

NATURAL GAS AND GAS PRODUCTS

  Upstream operations in the United States include consolidated interests in 24 natural gas processing plants located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. Fifteen of the plants are operated by the company. The company's share of total natural gas liquids production (NGL) from the 24 plants averaged 65,319 barrels per day (BPD) in 1995 and 57,344 BPD in 1994. Additional NGL production volumes of 13,897 BPD in 1995 and 14,537 BPD in 1994 are attributable to Conoco equity gas processed in third-party-operated plants. Conoco's 50% owned equity affiliate, C&L Processors Partnership, has seven natural gas processing plants in

Oklahoma and Texas, and the company's pro rata share of NGL production was 8,102 BPD in 1995 and 7,908 BPD in 1994. Other natural gas and gas products facilities in the United States include an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's 100% owned subsidiary Louisiana Gas System, Inc., natural gas and natural gas liquids pipelines in several states, three underground NGL storage facilities, a 22.5% equity interest in a 104,000 BPD natural gas liquids fractionating plant in Mt. Belvieu, Texas, owned by affiliated Gulf Coast Fractionators, and a 75% equity interest in the Pocahontas Gas Partnership that gathers, treats, and markets coal bed methane associated with coal mines in West Virginia.

  Outside the United States, the company's Conoco (U.K.) Limited subsidiary operates a 50% owned gas processing facility at Theddlethorpe, England. Kinetica, a 50% joint venture between Conoco (U.K.) and electricity generator PowerGen, transports and markets natural gas in England. Phoenix Park Gas Processors, a 41% owned equity affiliate, operates a natural gas plant at Point Lisas, Trinidad, of which Conoco's share of production was 4,185 BPD in 1995 and 3,915 BPD in 1994.

REFINING

  The company currently owns and operates four refineries in the United States located at Lake Charles, Louisiana; Ponca City, Oklahoma; Billings, Montana; and Denver, Colorado. The company also owns and operates the Humber refinery in England and has a 25% interest in a refinery at Karlsruhe in Germany. Conoco also owns a 40% interest in a company that is constructing a 100,000 BPD refinery near the city of Melaka, Malaysia, with completion scheduled for 1997.
  Conoco and two other companies entered into a joint venture with the Czech Republic to own and operate two refineries in the Czech Republic that are currently government owned. Conoco has a 16 1/3% interest in the joint venture as do two other western companies. The Czech government owns the remaining 51% via the National Property Fund. The two refineries have a combined capacity of 170,000 BPD.

  Capacities at year-end 1995 as well as inputs processed during 1995 are summarized in the following table:


                                                TOTAL   UNITED UNITED
                                              WORLDWIDE STATES KINGDOM GERMANY*
                                              --------- ------ ------- --------
                                                (THOUSANDS OF BARRELS DAILY)
At December 31, 1995
  Refinery crude oil and condensate distilla-
   tion capacity (excluding additional
   feedstocks input to other refinery units).    621     448     130      43
For the year ended December 31, 1995
  Inputs processed
    Crude oil and condensate.................    603     424     133      46
    Additional feedstocks input to other re-
     finery units............................    118      32      74      12

--------
* Represents 25% interest in the Karlsruhe refinery.

  Utilization of refinery capacity depends on the market demand for petroleum products, availability of crude oil and other feedstocks, and the economics of converting crude oil into refined products.

MARKETING

  In the United States, the company sells refined products at retail in 39 states, principally under the "Conoco" brand. In addition, the company markets a wide range of products other than at retail in all 50 states and the District of Columbia. Refined products are also sold in Austria, Germany and the United Kingdom under the "Jet" and "Conoco" brands; in Belgium, France and Luxembourg under the "Seca" brand; and in Switzerland under the "OK Coop" brand. The "Jet" brand is used for marketing in the Czech Republic, Denmark, Finland, Hungary, Ireland, Norway, Poland, Spain, Sweden and Thailand. A joint venture in Turkey markets under the "TABAS" brand.

SUPPLY AND TRANSPORTATION

  The company has an extensive pipeline system for crude oil and refined products. Information concerning daily pipeline shipments is presented below:

                                                  1995       1994        1993
                                                ---------- ---------- -----------
                                                    (THOUSANDS OF BARRELS)
Average Daily Pipeline Shipments
  Pipeline shipments of consolidated companies        873        849          761
  Equity in shipments of nonconsolidated affil-
   iates.......................................       358        365          366

  Conoco Pipe Line Company (CPL), a wholly owned subsidiary and operator of the company's U.S. petroleum pipeline system, transported approximately 843 thousand barrels per day of crude oil and refined products in 1995. In addition to pipeline facilities, CPL operates, under a management contract, four marine terminals, one coke-exporting facility, and 52 product terminals located throughout the United States. These facilities are wholly or jointly owned by the company. Crude oil is gathered in the Rocky Mountain, mid-continent and southern Louisiana areas primarily for delivery to local refiners. Refined products pipelines are located in the Rocky Mountain and mid-continent areas to serve regional demand centers. Other U.S.
transportation assets include numerous tank cars, barges, tank trucks and other motor vehicles.

  The company also operates a fleet of seagoing crude oil tankers. These vessels, principally of Liberian registry, are described as follows:

                                                  1995       1994        1993
                                                ---------- ---------- -----------
                                                (THOUSANDS OF DEADWEIGHT TONS)
Controlled Seagoing Vessel Capacity
  Owned or Leased..............................       881        881        1,139
                                                =========  =========  ===========
                                                      (NUMBER OF VESSELS)
Number of Vessels 80,000 DWT and Above
  Single Hull..................................         3          3            4
  Double Hull..................................         4          4            4
                                                ---------  ---------  -----------
    Total Vessels..............................         7          7            8
                                                =========  =========  ===========

ITEM 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. Fewer than 100 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. Two appeals from adverse jury verdicts are pending. One is from a 1994 trial in South Carolina where the jury found against DuPont and awarded the plaintiff damages of $17.2 million (later reduced to $7.5 million by the trial judge). The other is from a jury award to two plaintiffs of $23.9 million in a Kona, Hawaii, trial in 1995. In August 1995, the federal district court in Georgia, which in the summer of 1993 had presided over the first "Benlate" case to go to trial, issued an order finding that DuPont had engaged in discovery abuse during the trial and conditionally fined DuPont $115 million. DuPont is appealing that order to the 11th Circuit Court of Appeals. Following the district court's order, a shareholder derivative action was filed in the same court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" litigation. That suit has been stayed pending the resolution of DuPont's appeal of the Georgia court's order. In September 1995, a shareholder filed a putative class action in Federal District Court for the Southern District of Florida against the company and the Chairman. The plaintiff alleges violations of the federal securities laws, contending that the company had made certain misrepresentations in connection with its defense of the crop claims lawsuits. Also in September 1995, a Florida administrative hearing officer issued an order recommending dismissal of the Florida Department of Agriculture's administrative complaint against DuPont alleging "Benlate" was contaminated and caused injury to plants. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

  Since 1989, DuPont has been served with approximately 100 homeowner lawsuits in numerous state and federal courts alleging damages as a result of leaks in certain polybutylene plumbing systems. Class actions alleging the same damages have also been filed in a number of jurisdictions. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. Two nationwide class actions involving the plumbing systems, one in Alabama and one in Tennessee, were settled during the fourth quarter 1995. DuPont, Shell and Hoechst-Celanese are coordinating the terms of those settlements and setting up various repair facilities to serve participating class members. DuPont will contribute 10% of the cost of such repairs up to a total DuPont contribution of $120 million.

  The company's balance sheets reflect accruals for estimated costs associated with both of these matters. Adverse changes in estimates of such costs could result in additional future charges.

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

  On June 28, 1991, DuPont entered into a voluntary agreement with the Environmental Protection Agency (EPA) to conduct an audit of the company's U.S. sites under the Toxic Substance Control Act (TSCA). Agreement participation is not an admission of TSCA noncompliance. Maximum stipulated penalties that DuPont could pay under the agreement are capped at $1 million. The first phase of the audit was completed, but no findings have been issued. Subject to the EPA's issuance of new reporting criteria (delayed since 1991), a second phase of the audit will begin.

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

  On January 19, 1995, EPA Region IV issued a "Notice of Violation and Opportunity to Show Cause" against the Wurtland, Kentucky, sulphuric acid plant for 192 alleged violations of release reporting obligations under the Emergency Planning and Community Right to Know Act. The EPA proposed a civil penalty of $918,000 to resolve the matter, but thus far the parties have been unable to informally resolve the dispute. The EPA is expected to file a complaint in the matter.

  On January 31, 1995, DuPont received a Notice of Proposed Assessment of Civil Penalty from the Region III office of the EPA alleging various violations of the Clean Water Act at DuPont's Edge Moor Plant in Edge Moor, Delaware. The Proposed Assessment seeks a Class II administrative penalty of $121,000. The matter is under negotiation with the EPA.

  On April 12, 1995, the EPA Region V served on DuPont an Administrative Complaint alleging the company's Circleville, Ohio, plant had failed to provide timely notice of a release of chlorine from the plant on January 30, 1993. The complaint seeks civil penalties of $125,000. DuPont has appealed the complaint and is vigorously defending.

  On May 30, 1995, DuPont received a complaint from the EPA alleging that in 24 instances in 1990 and 1991, DuPont distributed or sold certain benomyl fungicide products in violation of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The EPA has proposed a civil penalty of $120,000. EPA's allegations are based on the contention that an analysis by EPA in 1994 indicated that an impurity, which is part of DuPont's statement of formula, had slightly exceeded an upper certified limit established by EPA. DuPont believes the Agency's complaint is without merit and intends to contest the matter.

  On July 26, 1995, the Region V office of the EPA filed an Administrative Complaint/Assessment of Penalty against DuPont's East Chicago plant alleging nineteen recordkeeping and reporting violations of sections 311 and 312 of the Emergency Planning and Community Right to Know Act (EPCRA) between 1987 and 1991. The complaint seeks penalties of $262,260 for alleged failures to file or for the filing of incomplete Tier II Chemical Inventory forms. Settlement discussions with the EPA are underway.

  On December 5, 1995, the Kentucky Natural Resources and Environmental Protection Cabinet filed a complaint against DuPont as a result of an oleum release at DuPont's Wurtland, Kentucky, facility on August 20, 1995. The complaint alleges that the release was above statutorily reportable quantities, was not reported in a timely fashion, caused an environmental emergency and presented an imminent and substantial danger to public health and welfare. The state seeks penalties of at least $400,000 as well as reimbursement for response costs. DuPont is defending the matter and preparing for nonbinding mediation with the state in April.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 5, 1996, of the company's executive officers.

                                                                      EXECUTIVE
                                                                       OFFICER
                                                                  AGE   SINCE
                                                                  --- ---------
President and Chief Executive Officer
  John A. Krol(1)................................................  59   1987
Other Executive Officers:
  Jerald A. Blumberg, Executive Vice President...................  56   1990
  Archie W. Dunham, Executive Vice President(1)..................  57   1985
  Gary W. Edwards, Senior Vice President.........................  54   1991
  Michael B. Emery, Senior Vice President........................  57   1990
  Charles L. Henry, Executive Vice President and Chief Financial
   Officer.......................................................  54   1986
  Charles O. Holliday, Jr., Executive Vice President.............  47   1992
  Robert v.d. Luft, Senior Vice President(2).....................  60   1988
  Robert E. McKee, III, Senior Vice President....................  50   1992
  Joseph A. Miller, Jr., Senior Vice President...................  54   1994
  Stacey J. Mobley, Senior Vice President........................  50   1992
  Howard J. Rudge, Senior Vice President and General Counsel.....  60   1994

--------
(1) Member of the Board of Directors.
(2) Mr. Luft retires March 31, 1996.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 165,515 at December 31, 1995 and 164,043 at March 5, 1996.

                                                                        PAGE(S)
                                                                        -------
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Letter to Stockholders.................................................    1-3*
Industry Segment Reviews:
  Fibers...............................................................    6-7**
  Diversified Businesses...............................................  10-11**
  Petroleum............................................................  14-15**
  Chemicals............................................................  18-19**
  Polymers.............................................................  22-23**
Management's Discussion and Analysis:
  Stock Redemption from Seagram........................................     25
  Joint Venture Formation and Divestitures.............................     25
  Analysis of Operations...............................................  25-26
  Financial Condition and Cash Flows...................................  26-28
  Financial Instruments................................................  28-29
  Environmental Matters................................................  29-31

  The company does not plan to adopt the measurement principles of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The disclosures required by this standard will be included in a note to the 1996 financial statements.
--------
 * Includes text of letter except for photograph and related caption on page 2 and for chart on page 3.
** Excludes photographs and related captions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)
                                                                        -------
Financial Statements:
  Report of Independent Accountants....................................     33
  Consolidated Income Statement for 1995, 1994 and 1993................     34
  Consolidated Balance Sheet as of December 31, 1995 and December 31,
   1994................................................................     35
  Consolidated Statement of Stockholders' Equity for 1995, 1994 and
   1993................................................................     36
  Consolidated Statement of Cash Flows for 1995, 1994 and 1993.........     37
  Notes to Financial Statements........................................  38-57
Supplemental Financial Information:
  Supplemental Petroleum Data:
    Oil and Gas Producing Activities...................................  58-63
Quarterly Financial Data and related notes for the following items for the two years 1995 and 1994:
  Sales................................................................     64
  Cost of Goods Sold and Other Expenses................................     64
  Net Income...........................................................     64
  Earnings Per Share of Common Stock...................................     64
  Dividends Per Share of Common Stock..................................     64
  Market Price of Common Stock.........................................     64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1996 Annual Meeting Proxy Statement dated March 18, 1996, filed in connection with the Annual Meeting of Stockholders to be held April 24, 1996. However, information regarding executive officers is contained in Part I of this report (page 14) pursuant to General Instruction G of this form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         PAGE(S)
                                                                         -------
Election of Directors...................................................    4-7
Compliance With the Securities Exchange Act.............................      8

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors...............................................    2-3
Compensation and Stock Option Information...............................  12-14
Retirement Benefits.....................................................     15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

Beneficial Ownership of Securities......................................      8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Election of Directors...................................................    4-7

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    1. Financial Statements (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to
  Exhibit 13.)
    2. Financial Statement Schedules--none required.

  The following should be read in conjunction with the previously referenced Financial Statements:

    Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto incorporated by reference.

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1995.

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

  3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Company's Certificate of Incorporation, as last amended December 22,
         1989 (incorporated by reference to Exhibit 3.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1994).
  3.2    Company's Bylaws, as last revised January 1, 1996.
  3.3    Company's Bylaws, as last revised December 1, 1995.
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1    Agreements and related documents dated as of April 6, 1995, between and/or among the company and The Seagram Company Ltd., JES
         Developments, Inc.; the company and Warco Transfer Corporation; the company and certain individuals (incorporated by reference to Exhibit
         99 of Form 8-K/A filed April 13, 1995, as Amendment No. 1 to Form 8-K filed by the company on April 7, 1995).
 10.2*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.2 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1992).
 10.3*   Company's Deferred Compensation Plan for Directors, as last amended
         November 21, 1986 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31,
         1992).
 10.4*   Company's Supplemental Retirement Income Plan, as last amended effective October 1, 1991 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1991).
 10.5*   Company's Pension Restoration Plan, as last amended effective October
         1, 1991 (incorporated by reference to Exhibit 10.5 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1991).

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.6.1* Retirement Restoration Plan I of Conoco Inc., adopted by the Board of
         Directors on December 18, 1995.
 10.6.2* Retirement Restoration Plan II of Conoco Inc., adopted by the Board of
         Directors on December 18, 1995.
 10.7*   Company's Stock Performance Plan, as last amended effective September
         28, 1994 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
 10.8*   Company's Variable Compensation Plan, as last amended effective
         November 24, 1993, reflecting changes approved by the Board on that date for Shareholder approval on April 27, 1994 (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1994).
 10.9*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994 (incorporated by reference to Exhibit 10.9 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
 10.10*  Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995 (incorporated by reference to Exhibit
         10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
 10.11*  Letter Agreement and Consulting Agreement, dated as of October 9,
         1995, between the company and C. S. Nicandros.
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 13      The 1995 "Letter to Stockholders," Business Review Section, and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1995, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On January 5, 1996, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-48128, No. 33-53327 and No. 33-61339). Under Item 5, "Other Events," the
  Registrant announced two nonrecurring charges against fourth quarter 1995 earnings totaling $.15 per share. The first charge related to a recent settlement of a nationwide class-action plumbing lawsuit ($.07 a share) and the second to write-downs of certain petroleum assets ($.08 a share).

    (2) On January 24, 1996, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-48128, No. 33-53327 and No. 33-61339). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated January 24, 1996, was filed.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AND IN THE CAPACITIES INDICATED, AS OF THE 20TH DAY OF MARCH 1996.

                                       E. I. DU PONT DE NEMOURS AND COMPANY
                                                    (Registrant)

                                                       C. L. Henry
                                       By_____________________________________
                                               C. L. HENRY, EXECUTIVE VICE
                                          PRESIDENT--DUPONT FINANCE (PRINCIPAL
                                            FINANCIAL AND ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED ON THE 20TH DAY OF MARCH 1996, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

                               CHAIRMAN OF THE BOARD:

                                 E. S. Woolard, Jr.
                           -------------------------------
                                 E. S. WOOLARD, JR.

   PRESIDENT AND CHIEF
  EXECUTIVE OFFICER AND
        DIRECTOR
  (PRINCIPAL EXECUTIVE
        OFFICER):

       J. A. Krol
-------------------------
       J. A. KROL

EXECUTIVE VICE PRESIDENT
      AND DIRECTOR:

      A. W. Dunham
-------------------------
      A. W. DUNHAM

 DIRECTORS:

     P. N. Barnevik              E. B. Du Pont              W. K. Reilly
-------------------------  -------------------------  -------------------------
     P. N. BARNEVIK              E. B. DU PONT              W. K. REILLY

      A. F. Brimmer              C. M. Harper             H. R. Sharp, III
-------------------------  -------------------------  -------------------------
      A. F. BRIMMER              C. M. HARPER             H. R. SHARP, III

     L. C. Duemling              L. D. Juliber               C. M. Vest
-------------------------  -------------------------  -------------------------
     L. C. DUEMLING              L. D. JULIBER               C. M. VEST

                     E. I. DU PONT DE NEMOURS AND COMPANY

                               INDEX OF EXHIBITS


Exhibit
Number                                   Description
-------                                  -----------
  3.1       Company's Certificate of Incorporation, as last amended December 22,
            1989 (incorporated by reference to Exhibit 3.1 of the company's
            Annual Report on Form 10-K for the year ended December 31, 1994).

  3.2       Company's Bylaws, as last revised January 1, 1996.

  3.3       Company's Bylaws, as last revised December 1, 1995.

   4 The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

 10.1 Agreements and related documents dated as of April 6, 1995, between and/or among the company and The Seagram Company Ltd., JES
            Developments, Inc.; the company and Warco Transfer Corporation; the company and certain individuals (incorporated by reference to Exhibit 99 of Form 8-K/A filed April 13, 1995, as Amendment No. 1 to
            Form 8-K filed by the company on April 7, 1995).

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

10.6.1* Retirement Restoration Plan I of Conoco Inc., adopted by the Board of Directors on December 18, 1995.

10.6.2* Retirement Restoration Plan II of Conoco Inc., adopted by the Board of Directors on December 18, 1995.

___________________
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

10.10*      Company's 1995 Corporate Sharing Plan, adopted by the Board of
            Directors on January 25, 1995 (incorporated by reference to Exhibit
            10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.11*      Letter Agreement and Consulting Agreement, dated as of October 9,
            1995, between the company and C. S. Nicandros.

  11        Statement re calculation of earnings per share.

  12        Statement re computation of the ratio of earnings to fixed charges.

  13        The 1995 "Letter to Stockholders," Business Review Section, and
            Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 1995, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

  21        Subsidiaries of the Registrant.

  23        Consent of Independent Accountants.

___________________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.