Form 10-Q
period 1996-05-03
DUPONT E I DE NEMOURS & CO
filed 1996-05-03
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

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


                           Yes   X         No


560,482,467 shares (excludes 18,560,257 shares held by DuPont's
  Flexitrust) of common stock, $0.60 par value, were outstanding at April 30, 1996.

                                                                   Form 10-Q



                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       7

    Industry Segment Performance ................................      7-8

    Consolidated Industry Segment Information ...................       9

    Financial Condition .........................................      10

Part II

  Item 1.  Legal Proceedings ....................................     11-12

  Item 4.  Submission of Matters to a Vote of Security Holders ..     12-13

  Item 6.  Exhibits and Reports on Form 8-K .....................     13-14

Signature .......................................................      15

Exhibit Index ...................................................      16

Exhibit 10.12 - Stock Accumulation and Deferred Compensation
  Plan for Directors ............................................     17-23

Exhibit 11 - Computation of Earnings Per Share ..................      24

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ...     25


                                                            Form 10-Q



                    PART I.  FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                    Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                        March 31
- ----------------------------------------------------------------------
(Dollars in millions, except per share)               1996       1995
- ----------------------------------------------------------------------
SALES ..........................................    $10,769    $10,502
Other Income ...................................        370        338
                                                    -------    -------
    Total ......................................     11,139     10,840
                                                    -------    -------
Cost of Goods Sold and Other Expenses ..........      7,993      7,603
Selling, General and Administrative Expenses ...        740        717
Depreciation, Depletion and Amortization .......        653        648
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ........         79         54
Interest and Debt Expense ......................        204        120
                                                    -------    -------
    Total ......................................      9,669      9,142
                                                    -------    -------
EARNINGS BEFORE INCOME TAXES ...................      1,470      1,698
Provision for Income Taxes .....................        591        739
                                                    -------    -------
NET INCOME .....................................    $   879    $   959
                                                    =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Fb> .........    $  1.57    $  1.40
                                                    =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK ............    $   .52    $   .47
                                                    =======    =======


See page 6 for Notes to Financial Statements.


                                                                                  Form 10-Q



                                                                          Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                       March 31
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                      1996        1995
- ---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................     $ 879       $ 959
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................       653         648
      Dry Hole Costs and Impairment of Unproved Properties ..........        35          12
      Other Noncash Charges and Credits - Net .......................      (242)        (17)
      Change in Operating Assets and Liabilities - Net ..............      (564)       (611)
                                                                          -----       -----

        Cash Provided by Operations .................................       761         991
                                                                          -----       -----

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................      (701)       (626)
  Investment in Affiliates ..........................................      (100)        (62)
  Proceeds from Sales of Assets .....................................       228         117
  Investments in Short-Term Financial Instruments - Net .............      (275)        204
  Miscellaneous - Net ...............................................        63         (36)
                                                                          -----       -----

        Cash Used for Investment Activities .........................      (785)       (403)
                                                                          -----       -----

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................      (293)       (323)
  Net Increase (Decrease) in Borrowings .............................       (27)        494
  Common Stock Issued in Connection with Compensation Plans .........       159           8
  Additions to Minority Interests ...................................       297          -
                                                                          -----       -----

        Cash Provided by Financing Activities .......................       136         179
                                                                          -----       -----

Effect of Exchange Rate Changes on Cash .............................       (23)         58
                                                                          -----       -----

INCREASE IN CASH AND CASH EQUIVALENTS ...............................     $  89       $ 825
                                                                          =====       =====



See page 6 for Notes to Financial Statements.



                                                                                                          Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa>                                                             March 31     December 31
- -------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                      1996          1995
- -------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ..........................................................     $ 1,497        $ 1,408
  Marketable Securities ..............................................................         311             47
  Accounts and Notes Receivable ......................................................       5,636          4,912
  Inventories<Fc> ....................................................................       3,948          3,737
  Prepaid Expenses ...................................................................         390            276
  Deferred Income Taxes ..............................................................         532            575
                                                                                           -------        -------
    Total Current Assets .............................................................      12,314         10,955
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (March 31, 1996 - $28,657; December 31, 1995 - $29,044) ...............      21,039         21,341
INVESTMENT IN AFFILIATES .............................................................       2,114          1,846
OTHER ASSETS .........................................................................       3,184          3,170
                                                                                           -------        -------
    TOTAL ............................................................................     $38,651        $37,312
                                                                                           =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable ...................................................................     $ 2,650        $ 2,636
  Short-Term Borrowings and Capital Lease Obligations ................................       6,212          6,157
  Income Taxes .......................................................................         662            470
  Other Accrued Liabilities ...........................................................      3,564          3,468
                                                                                           -------        -------
    Total Current Liabilities ........................................................      13,088         12,731
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS ...................................       5,586          5,678
OTHER LIABILITIES ....................................................................       8,481          8,454
DEFERRED INCOME TAXES ................................................................       1,799          1,783
                                                                                           -------        -------
    Total Liabilities ................................................................      28,954         28,646
                                                                                           -------        -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ......................................         537            230
                                                                                           -------        -------
STOCKHOLDERS' EQUITY
  Preferred Stock ....................................................................         237            237
  Common Stock, $.60 par value; 900,000,000 shares authorized; shares issued
    at March 31, 1996 - 735,042,724; December 31, 1995 - 735,042,724 .................         441            441
  Additional Paid-In Capital .........................................................       8,841          8,689
  Reinvested Earnings ................................................................      10,090          9,503
  Cumulative Translation Adjustment<Fd> ..............................................         (75)           -
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits, at
    Market (Shares:  March 31, 1996 - 19,091,105; December 31, 1995 - 23,546,176) ....      (1,585)        (1,645)
  Common Stock Held in Treasury, at Cost (Shares:  March 31, 1996 and
    December 31, 1995 - 156,000,000) .................................................      (8,789)        (8,789)
                                                                                           -------        -------
    Total Stockholders' Equity .......................................................       9,160          8,436
                                                                                           -------        -------
    TOTAL ............................................................................     $38,651        $37,312
                                                                                           =======        =======

See page 6 for Notes to Financial Statements.

                                                                   Form 10-Q



                      NOTES TO FINANCIAL STATEMENTS
                 (Dollars in millions, except per share)


[FN]
<Fa>These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of 1995 data have been made to conform to 1996 classifications.

<Fb>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                              Three Months Ended
                                   March 31
                              1996 -- 557,711,183
                              1995 -- 681,352,598

    The 19,091,105 shares held by the Flexitrust at March 31, 1996 are not considered outstanding in computing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented are antidilutive.

<Fc>Inventories                                    March 31     December 31
    -----------                                      1996          1995
                                                   --------     -----------

    Chemicals ................................      $  278        $  248
    Fibers ...................................         579           569
    Polymers .................................         566           573
    Petroleum ................................       1,355         1,293
    Diversified Businesses ...................       1,170         1,054
                                                    ------        ------
      Total ..................................      $3,948        $3,737
                                                    ======        ======

<Fd>Effective January 1, 1996, local currency was designated as functional currency for the company's integrated European petroleum operations, while the U.S. dollar continued as the functional currency for the company's other worldwide operations. The amount of the cumulative translation adjustment on January 1, 1996 was a reduction in stock-holders' equity of $68.

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported first quarter earnings per share of $1.57, compared to $1.40 per share in the first quarter of 1995. Excluding nonrecurring items, first quarter results were $1.61, up 15 percent from 1995.

                 Net income totaled $879 million compared to 1995 first quarter net income of $959 million. Excluding nonrecurring items and interest expense associated with debt incurred to finance the 1995 redemption of stock from Seagram, earnings for the quarter are about equal to last year. As a result of the redemption, average shares outstanding were 18 percent lower than the first quarter 1995, generating higher per share earnings.

                 Nonrecurring items in the quarter include charges associated with previously announced employee separations totaling $53 million after-tax, or $.10 per share, partly offset by a benefit of $33 million, or $.06 per share, related to sale of stock received in connection with the previously sold connector systems business. There were no nonrecurring items in the first quarter 1995.

                 The first quarter results reflect higher earnings in petroleum, but lower results in a number of the chemicals and specialties businesses. Chemicals and specialties continue to face a difficult business climate in most markets around the world. Although volumes are up 2 percent from last quarter, they are about 5 percent below last year's record first quarter.

             (2) Industry Segment Performance:

                 The following text compares first quarter 1996 results with the prior year for each industry segment, excluding non-recurring items and reflecting certain reclassifications as described in the footnotes to the "Consolidated Industry Segment Information" table.

                 Total company sales were $10.8 billion, up 3 percent from $10.5 billion last year on higher petroleum revenues. Petroleum segment sales were $4.7 billion, up $400 million or 9 percent, reflecting higher crude oil prices and natural gas volumes. Chemicals and specialties sales were $6.1 billion, down
         $140 million or 2 percent, reflecting 3 percent higher average

                                                                 Form 10-Q


         selling prices, which were more than offset by 5 percent lower volume. Raw material costs on a volume-adjusted basis were up about 5 percent in chemicals and specialties compared to last year, while fixed costs were up less than one percent.

              o  Chemicals segment earnings were $143 million, down
                 13 percent from the $165 million earned last year, prin-cipally reflecting lower earnings from white pigments and fluorochemicals. Segment sales of $1.0 billion were 4 percent lower, reflecting 4 percent higher prices, more than offset by 8 percent lower sales volume.

              o Fibers segment earnings of $179 million were 11 percent below the $200 million earned in 1995. This is princi-pally attributable to lower earnings for nylon and DACRON(R) polyester, largely due to weakness in U.S. textile production. Sales of $1.7 billion were down
                 6 percent, reflecting 9 percent lower volume, partly offset by 3 percent higher selling prices.

              o  Polymers segment earnings were $198 million, down
                 15 percent from $232 million in 1995. Segment earnings were negatively affected by higher engineering and preoperating costs for capacity expansions, investment write-offs, and the General Motors strike. Segment sales of $1.8 billion were essentially equal to 1995, reflecting 4 percent higher selling prices offset by 4 percent lower volume.

              o  Petroleum segment earnings were $214 million, up
                 21 percent from the $177 million earned in 1995. Upstream earnings were $191 million, up 18 percent, primarily on higher crude oil prices and natural gas volumes, partly offset by higher exploration costs. During the quarter, U.S. Upstream did not significantly benefit from higher east coast natural gas prices since a majority of Petroleum's production is located in the west. Downstream earnings were $23 million, up $8 million or 53 percent, on higher worldwide refining margins, partly offset by higher costs, primarily due to start up operations.

              o Diversified Businesses segment earnings were $283 million, up 20 percent from $235 million in 1995, reflecting higher earnings from pharmaceuticals and coal. Pharmaceuticals benefitted from higher operating earnings and the more favorable allocation of DuPont Merck joint venture results to DuPont. Agricultural Products earnings remain strong but are somewhat below last year's levels reflecting delayed crop plantings in North America due to adverse weather conditions. Segment sales were $1.6 billion, unchanged from 1995, reflecting 1 percent higher selling prices, offset by 1 percent lower sales volume.


                                                           Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                   Three Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION               March 31
- ----------------------------------------------------------------------
(Dollars in millions)                               1996       1995
- ----------------------------------------------------------------------
SALES
- -----
Chemicals .....................................    $   994    $ 1,035
Fibers ........................................      1,744      1,854
Polymers ......................................      1,784      1,777
Petroleum .....................................      4,657      4,253
Diversified Businesses ........................      1,590      1,583
                                                   -------    -------
    Total .....................................    $10,769    $10,502
                                                   =======    =======
AFTER-TAX OPERATING INCOME<Fa>
- --------------------------
Chemicals .....................................    $   122<Fb>$   165
Fibers ........................................        147<Fb>    200
Polymers ......................................        198        232
Petroleum .....................................        214        177
Diversified Businesses ........................        316<Fc>    235
                                                   -------    -------
    Total .....................................        997      1,009

Interest and Other Corporate
  Expenses Net of Tax<Fa> .....................       (118)       (50)
                                                   -------    -------
NET INCOME ....................................    $   879    $   959
- ----------                                         =======    =======

<Fa>Effective in the first quarter of 1996, the amortization of capitalized interest associated with property, plant and equipment is included in After-Tax Operating Income versus the previous practice of including such amortization in Interest and Other Corporate Expenses Net of Tax. Prior period data have been reclassified for comparative purposes. This change has no effect on Net Income.

<Fb>The Chemicals and Fibers segments include a charge of $21 and $32, respectively, principally for employee separation costs in the United States.

<Fc>Includes a benefit of $33 related to sale of stock received in connection with the previously sold connector systems business.


                                                                  Form 10-Q



         (b) Financial Condition at March 31, 1996

         DuPont recorded a net cash inflow from operations of $761 million for the first quarter of 1996, as compared with $991 million for the same period in 1995. Lower net income and a higher amount of undistributed earnings from affiliates included in net income versus last year were the principal reasons for the decrease.

         Year-to-date capital expenditures for plant, property and equipment and investments in equity affiliates were $801 million, up 16 percent from the same period last year. The increase includes new investment at two jointly owned refineries in the Czech Republic. The company currently expects capital expenditures for the year to equal about $3.8 billion.

         Cash flows from financing activities for the first quarter included $297 million from outside investors in certain upstream petroleum proper-ties. This investment is reflected as minority interest on the company's consolidated balance sheet. Also, $159 million was received through options exercised by employees, principally under the company's corporate sharing programs.

         The company increased its common stock dividend by 9.6 percent from $.52 to $.57 per share effective in the second quarter 1996.

         Certain ratios are shown below:

                                           At 3/31/96     At 12/31/95
                                           ----------     -----------
       Debt Ratio (total debt to total
         capitalization)                        55%            58%

       Current Ratio (current assets
         to current liabilities)             0.9:1          0.9:1

       Earnings to Fixed Charges
         Ratio                                 6.4            5.9

         Days' sales outstanding averaged 36 days in the first quarter, down one day from the prior quarter and down two days from first quarter of 1995.

         The company's goal is to reduce the debt ratio to about 45 percent by year-end 1996 through a combination of internally generated funds and about $2 billion in asset sales, including proceeds from the sales of the Medical Products businesses and formation of an elastomers joint venture with Dow Chemical Company.

                                                                   Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims relating to those reports. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. About 80 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. Two appeals from adverse jury verdicts are still pending as is the appeal of an order by a federal district court in Georgia finding that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF case to go to trial. A shareholder derivative action filed in the same court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation has been stayed pending the resolution of DuPont's appeal of the Georgia court's order. A putative class action filed by a shareholder in Federal District Court for the Southern District of Florida against the company and the Chairman in September 1995 is also still pending. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

          Since 1989, DuPont has been served with approximately 100 home-owner lawsuits in numerous state and federal courts alleging damages as a result of leaks in certain polybutylene plumbing systems. Class actions alleging the same damages have also been filed in a number of jurisdictions. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. DuPont, Shell and Hoechst-Celanese continue to coordinate the terms of several class action settlements. Under those settlements DuPont will contribute 10 percent of the cost of repairs to plumbing systems up to a total DuPont contribution of $120 million.

          The company's balance sheets reflect accruals for estimated costs associated with both of these matters. Adverse changes in estimates of such costs could result in additional future charges.

          On October 24, 1988, the Louisiana Department of Environmental Quality (LDEQ) issued a Compliance Order and Notice of Proposed Penalty to Conoco Inc. for alleged violations of the Louisiana Hazardous Waste Regulations. Following an inspection, LDEQ proposed a penalty of $165,000 for alleged violations related to the handling of by-product caustic and other refinery waste management practices. Negotiations with LDEQ have now

                                                                 Form 10-Q



resulted in the settlement of the matter. Under the terms of the settlement Conoco will donate to the LDEQ an emergency response vehicle with the purchase price capped at $42,500. The settlement also favorably resolves all allegations of violation and commits the LDEQ to refrain from taking future enforcement actions related to by-product caustic pending the outcome of EPA rulemaking on the subject.

          On January 31, 1995, DuPont received a Notice of proposed Assessment of Civil Penalty from the Region III office of the EPA alleging various violations of the Clean Water Act at DuPont's Edge Moor Plant in Edge Moor, Delaware. The Proposed Assessment sought a Class II administra-tive penalty of $121,000. After negotiations, the parties have now agreed that DuPont will pay a civil penalty of $20,000 and undertake two Supple-mental Environmental Projects projected to cost a minimum of $260,000.

          On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company (YPL) and the Conoco Pipeline Company as a part owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. The duration of the alleged discharges is in dispute, and therefore the penalty calculation is uncertain. It is expected, however, to exceed $100,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Business transacted at the Annual Meeting:
         A total of 505,596,274 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 24, or
87.3 percent of the shares entitled to be voted. Business was transacted as follows:
     1. ELECTION OF DIRECTORS: The 12 nominees were elected to serve on the Board of Directors for the ensuing year. All nominees were members of the Board. The vote tabulation with respect to each nominee follows:
                                      Votes        Votes Cast Against
                Director            Cast For          or Withheld
           -------------------     -----------     ------------------
           P. N. Barnevik          501,832,787          3,761,087
           A. F. Brimmer           501,372,519          4,221,355
           L. C. Duemling          501,675,656          3,918,218
           A. W. Dunham            501,604,305          3,989,569
           E. B. du Pont           502,080,915          3,511,959
           C. M. Harper            501,583,219          4,010,655
           L. D. Juliber           501,692,130          3,901,744
           J. A. Krol              501,807,437          3,786,437
           W. K. Reilly            501,884,753          3,709,121
           H. R. Sharp, III        501,713,452          3,880,422
           C. M. Vest              501,815,787          3,778,087
           E. S. Woolard, Jr.      501,761,181          3,832,693

                                                                  Form 10-Q



     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for 1996 was approved by a vote of 502,615,128 shares for, 1,745,821 shares against, and 1,235,325 abstentions and broker nonvotes.

     3. DIRECTORS' STOCK PLAN: The proposal to approve the DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as amended, was approved by a vote of 462,205,405 shares for and 43,384,289 against including abstentions.

     4. ANNUAL MEETING DATE: A stockholder proposal to change the Annual Meeting date to the first Wednesday of June was defeated by a vote of 439,324,060 shares against, 11,120,380 shares for, and 55,151,834 abstentions and broker nonvotes.

     5. CUMULATIVE VOTING: A stockholder proposal to provide for cumula-tive voting in the election of directors was defeated by a vote of 351,988,366 shares against, 75,995,774 shares for, and 77,612,134 abstentions and broker nonvotes.

     6. CONSIDERING POTENTIAL NOMINEES: A stockholder proposal to give consideration to having a DuPont wage roll employee nominated for election to the Board of Directors was defeated by a vote of 427,878,050 shares against, 22,092,656 shares for, and 55,625,568 abstentions and broker nonvotes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 16.

         (b) Reports on Form 8-K

               1. On January 5, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-61339).  Under
                   Item 5, "Other Events," the Registrant announced two nonrecurring charges against fourth quarter 1995 earnings totaling $.15 per share. The first charge related to a recent settlement of a nationwide class-action plumbing lawsuit ($.07 a share) and the second to write-downs of certain petroleum assets ($.08 a share).

                                                                  Form 10-Q



               2. On January 24, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
                   (No. 33-48128, No. 33-53327 and No. 33-61339).  Under
                   Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated January 24, 1996, was filed.

               3. On April 24, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128,
                   No. 33-53327 and No. 33-61339). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 24, 1996, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            May 3, 1996
                              -----------------------------------------




                              By           /s/ C. L. Henry
                              -----------------------------------------

                                             C. L. Henry
                              Executive Vice President - DuPont Finance
                                     (As Duly Authorized Officer
                                       and Principal Financial
                                       and Accounting Officer)

                                                                   Form 10-Q





                                EXHIBIT INDEX



       Exhibit
       Number                         Description
       -------                        -----------


       10.12*       Company's 1996 DuPont Stock Accumulation and Deferred
                      Compensation Plan for Directors, effective January 1, 1996, approved by the Shareholders on April 24, 1996.


         11         Computation of Earnings Per Share.


         12         Computation of Ratio of Earnings to Fixed Charges.






       *Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12



          The 1996 DuPont Stock Accumulation and Deferred Compensation Plan for Directors, effective January 1, 1996, was approved by the shareholders of
E. I. du Pont de Nemours and Company on April 24, 1996.


                    E. I. DU PONT DE NEMOURS AND COMPANY

                      STOCK ACCUMULATION AND DEFERRED
                       COMPENSATION PLAN FOR DIRECTORS



1.  PURPOSE OF THE PLAN

          The purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of common stock of the Company (the "Stock");
(2) to permit Directors to defer the payment of all or a specified part of their compensation, including any grant of Stock by the Company, for services performed as Directors; and (3) to provide for a grant of stock options to Edgar S. Woolard, Jr. in connection with his service as Chairman of the Board of Directors.

2.  ELIGIBILITY

          Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates and who do not receive a form of compensation for Board service in lieu of customary Directors' fees shall be eligible to receive grants of Stock under the Plan. Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates shall be eligible under this Plan to defer compensation for services performed as Directors.

3.  ADMINISTRATION AND AMENDMENT

          The Plan shall be administered by the Compensation and Benefits Committee of the Board of Directors (the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of stock grants and options shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary to conform to changes in the Internal Revenue Code or the Employee Retirement Income Security Act.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12



          The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable.

4.  COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT/CHANGE IN LAW

          It is the Company's intent that the Plan comply in all respects with Rule 16b-3 of the Exchange Act, or its successor, and any regulations promulgated thereunder. If any provision of this Plan is found not to be in compliance with such rule and regulations, the provision shall be deemed null and void, and the remaining provisions of the Plan shall continue in full force and effect. All transactions under this Plan shall be executed in accordance with the requirements of Section 16 of the Exchange Act and regulations promulgated thereunder.

          The Board of Directors may, in its sole discretion, modify the terms and conditions of this Plan in response to and consistent with any changes in applicable law, rule or regulation.

5.  ANNUAL STOCK GRANT

          Effective with the 1996 Annual Meeting and annually thereafter, each Director eligible under Article 2 hereof shall be awarded an annual grant of two hundred (200) shares of Stock following his/her election to the Board of Directors at the Annual Meeting of Stockholders. A Director elected to the Board at a time other than at the Annual Meeting shall receive a grant of two hundred (200) shares of Stock following his/her first attendance at a Board Meeting, provided, however, that no Director shall receive more than two hundred (200) shares of Stock in any calendar year. A Director may use shares of Stock granted hereunder to satisfy withholding taxes related to grants under this Plan in accordance with terms and conditions established by the Committee.

6.  ELECTION TO DEFER

          On or before December 31 of any year, a Director may elect to defer, until a specified year or retirement as a Director of the Company, the receipt of the Stock granted under Article 5 or the payment of all or a specified part of all fees payable to the Director for services as a Director during the calendar year following the election and succeeding calendar years in the form of cash or stock units, provided, however, that Stock may only be deferred as stock units. Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within thirty days after election to the Board, to defer in the same manner the receipt of the Stock granted under
Article 5 or the payment of all or a specified part of fees not yet earned for the remainder of that calendar year and for succeeding calendar years in the form of cash or stock units. Elections shall be made by written notice delivered to the Secretary of the Committee.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12




7.  DIRECTORS' ACCOUNTS

          Fees deferred in the form of cash shall be held in the general funds of the Company and shall be credited to an account in the name of the Director. On the first day of each quarter, interest shall be credited to each account calculated on the basis of the cash balance in each account on the first day of each month of the preceding quarter at the Prime Rate of Morgan Guaranty Trust Company of New York (or at such other rate as may be specified by the Committee from time to time) in effect on the first day of each month. Stock granted under Article 5 to be deferred in the form of stock units, or fees to be deferred in the form of stock units, shall be allocated to each Director's account based on the closing price of the Company's common stock as reported on the Composite Tape of the New York Stock Exchange ("Stock Price") on the effective date of the Stock grant or the date the fees would otherwise have been paid. The Company shall not be required to reserve or otherwise set aside shares of common stock for the payment of its obligations hereunder, but shall make available as and when required a sufficient number of shares of common stock to meet the needs of the Plan. An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in common stock of the Company) payable on the number of shares represented by the number of stock units in each Director's account will be allocated to each Director's account in the form of stock units based upon the Stock Price on the dividend payment date. Any stock dividends payable on such number of shares will be allocated in the form of stock units. If adjustments are made to outstanding shares of common stock as a result of split-ups, recapitalizations, mergers, consolidations and the like, an appropriate adjustment will also be made in the number of stock units in a Director's account. Stock units shall not entitle any person to rights of a stockholder unless and until shares of Company common stock have been issued to that person with respect to stock units as provided in Article 8.

8.  PAYMENT FROM DIRECTORS' ACCOUNTS

          The aggregate amount of Stock granted under Article 5 which has been deferred and deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in the year specified or after a Director ceases to be a Director of the Company. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement shall be paid in a lump sum or, if the Director elects, in substantially equal annual installments over a period of years specified by the Director. The delivery election must be made by written notice delivered to the Secretary of the Committee prior to the date of retirement, and the first installment (or lump sum payment) shall be paid promptly at the beginning of the following calendar year. Subsequent installments shall be paid promptly at the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. Amounts credited to

                                                                   Form 10-Q
                                                               EXHIBIT 10.12



a Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share will be valued at the closing Stock Price on the date of settlement.

9.  PAYMENT IN EVENT OF DEATH

          A Director may file with the Secretary of the Committee a written designation of a beneficiary for his or her account under the Plan on such form as may be prescribed by the Committee, and may, from time to time, amend or revoke such designation. If a Director should die before all deferred amounts credited to the Director's account have been distributed, the balance of any deferred Stock and fees and interest and dividend equivalents then in the Director's account shall be paid promptly to the Director's designated beneficiary. If the Director did not designate a beneficiary, or in the event that the beneficiary designated by the Director shall have predeceased the Director, the balance in the Director's account shall be paid promptly to the Director's estate.

10.  TERMINATION OF ELECTION

          A Director may terminate his/her election to defer payment of fees in cash or stock units by written notice delivered to the Secretary of the Committee. Termination shall become effective as of the end of the calendar year in which notice of termination is given with respect to fees payable for services as a Director during subsequent calendar years. Amounts credited to the account of a Director prior to the effective date of termination shall not be affected thereby and shall be paid only in accordance with Articles 7 and 8.

11.  NONASSIGNABILITY

          During the Director's lifetime, the right to any deferred Stock or fees including interest and dividend equivalents thereon shall not be transferable or assignable.

12.  OPTION GRANT

     A.  Grant

          In recognition of his current and future contributions to the Company as Chairman of the Board of Directors and subject to approval by the stockholders at the Company's 1996 Annual Meeting, Edgar S. Woolard, Jr. (Grantee) is granted one hundred thousand (100,000) nonqualified options to purchase shares of Stock, effective January 1, 1996. The terms and conditions of such options shall be determined by the Committee consistent with the provisions of this Plan.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12




     B.  Non-Transferability Of Options

          During Grantee's lifetime, no stock options granted under this Plan shall be transferable, and stock options may be exercised only by Grantee, except as may otherwise be provided in rules established by the Committee to permit transfers or to authorize a third party to act on behalf of Grantee with respect to any such stock options.

     C.  Option Price

          The price per share of Stock which may be purchased upon exercise of a stock option granted hereunder shall be determined by the Committee, but shall in no event be less than the fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. For purpose of this Plan, fair market value shall be the average of the high and low prices of the stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option or the date of exercise of a stock option, or if no sales of such Stock were reported on said Tape on such date, the average of the high and low prices of such Stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in paragraph 12(D) hereof.

     D.  Adjustment

          (i) In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to Grantee and to the Company, in the number of shares and prices per share applicable to out-standing stock options. Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to Grantee and to the Company, in respect to the item described herein.

         (ii) Any fractional shares resulting from adjustments made pursuant to this subparagraph shall be eliminated.

     E.  Option Term

          The term of each stock option granted under this Plan shall be for such period as the Committee shall determine, but not for more than ten (10) years from the date of grant.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12



     F.  Exercise of Options

           (i) Subject to the provisions of this Plan, each stock option granted hereunder shall be exercisable on such date or dates and during such period and for such number of shares as the Committee may determine. However, in no event shall a stock option be exercisable prior to six months from the date of grant. The Committee may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

          (ii) At the time he elects to exercise a stock option, Grantee shall pay the Company the full purchase price of the shares he has elected to purchase. Payment of the purchase price shall be made in cash, Stock (valued at fair market value on the date of exercise), or a combination thereof, as the Committee may determine from time to time. With respect to Stock to be delivered upon exercise of a stock option, the Committee shall periodically determine whether, and to what extent, such Stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.

     G.  Tax Withholding

          Grantee may use shares of Stock to satisfy withholding taxes relating to the grants under this Plan to the extent provided in terms and conditions established by the Committee.

     H.  Termination of Options

           (i) The Committee shall, subject to the provisions of the Plan, determine the rules relating to rights of Grantee in the event Grantee ceases to be a director of the Company or in the event of his death.

          (ii) In the event the Committee establishes a period of time in excess of six months from date of grant for the first date of exercisability of options granted hereunder, the Board of Directors, in its sole discretion, may waive such longer period.

         (iii) Grantee shall forfeit all rights under stock options granted hereunder if the Committee, after a hearing at which Grantee shall be entitled to be present, shall find that Grantee has willfully engaged in any activity harmful to the interest of the Company or any of its subsidiaries or affiliates provided, however, that such stock options may continue in effect to such extent and under such conditions as the Committee may determine.

                                                                   Form 10-Q
                                                               EXHIBIT 10.12



13.  GOVERNING LAW

          The validity and construction of the Plan shall be governed by the laws of the State of Delaware.

14.  EFFECTIVE DATE

          This Plan shall become effective as of January 1, 1996, provided it is approved by stockholders at the Company's 1996 Annual Meeting, and shall continue in full force and effect until terminated by the Board of Directors.

                                                                             Form 10-Q
                                                                            Exhibit 11

                         E. I. DU PONT DE NEMOURS AND COMPANY

                         CALCULATION OF EARNINGS PER SHARE<Fa>
                        (Dollars in millions, except per share)


                                                   Primary             Fully Diluted
                                              ------------------     ------------------
                                              Three Months Ended     Three Months Ended
                                                March 31, 1996         March 31, 1996
                                              ------------------     ------------------

Net income less dividends on preferred
 stock ..................................              $  877                 $  877

Adjustment for interest, net of income
  tax, determined under "Modified
  Treasury Stock Method" ................                 144                    138
                                                       ------                 ------
Earnings applicable to common stock .....              $1,021                 $1,015
                                                       ======                 ======
Average number of common shares
  outstanding (excludes treasury
  stock and shares held by DuPont
  Flexitrust) ...........................         557,711,183            557,711,183

Adjustments required for common share
  equivalents:
    (1) shares awarded but undelivered
    under the Variable Compensation
    Plan, (2) shares held by the
    DuPont Flexitrust, and (3) shares
    assumed to be issued due to stock
    options and warrants, net of
    shares acquired, as determined
    under "Modified Treasury Stock
    Method" .............................          73,581,651             73,581,651
                                                  -----------            -----------
Adjusted average number of common
  shares ................................         631,292,834            631,292,834
                                                  ===========            ===========

Earnings per share<Fb> ..................              $ 1.62                 $ 1.61
                                                       ======                 ======

Earnings per share - as published .......              $ 1.57                 $ 1.57
                                                       ======                 ======

<Fa>There was no material change in common stock equivalents during the first three months of 1995 versus that presented in Form 10-K for the year ended December 31, 1994, which indicated no material dilution in 1994 earnings per share.
<Fb>Calculations are antidilutive.




                                                                                                                Form 10-Q

                                                                                                                Exhibit 12




                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                        Three Months Ended              Years Ended December 31
                                                          March 31, 1996     1995     1994      1993       1992      1991

Net Income ..........................................         $  879        $3,293   $2,727   $  566<Fa> $  975<Fa> $1,403
Provision for Income Taxes ..........................            591         2,097    1,655      392        836      1,415
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................             10            30       18        5         10          6
Adjustment for Companies Accounted for
  by the Equity Method ..............................             13            41       18       41          6         35
Capitalized Interest ................................            (31)         (170)    (143)    (194)      (194)      (197)
Amortization of Capitalized Interest ................             37           154      154      144        101         94
                                                              ------        ------   ------   ------     ------     ------
                                                               1,499         5,445    4,429      954      1,734      2,756
                                                              ------        ------   ------   ------     ------     ------

Fixed Charges:
  Interest and Debt Expense - Borrowings ............            204           758      559      594        643        752
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......             15            71       55       42         62         11
  Capitalized Interest ..............................             31           170      143      194        194        197
  Rental Expense Representative of Interest Factor ..             28           113      118      143        151        162
                                                              ------        ------   ------   ------     ------     ------
                                                                 278         1,112      875      973      1,050      1,122
                                                              ------        ------   ------   ------     ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................         $1,777        $6,557   $5,304   $1,927     $2,784     $3,878
                                                              ======        ======   ======   ======     ======     ======

Number of Times Fixed Charges are Earned ............            6.4           5.9      6.1      2.0        2.7        3.5
                                                              ======        ======   ======   ======     ======     ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
