Form 10-Q
period 1996-08-02
DUPONT E I DE NEMOURS & CO
filed 1996-08-02
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1996

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


                           Yes   X         No


561,057,690 shares (excludes 17,985,035 shares held by DuPont's
  Flexitrust) of common stock, $0.60 par value, were outstanding at July 30, 1996.

                                                                   Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       7

    Industry Segment Performance ................................      7-9

    Consolidated Industry Segment Information ...................      10

    Financial Condition .........................................      11

Part II

  Item 1.  Legal Proceedings ....................................     12-13

  Item 6.  Exhibits and Reports on Form 8-K .....................     13-14

Signature .......................................................      15

Exhibit Index ...................................................      16

Exhibit 10.3 - DuPont Stock Accumulation and Deferred
  Compensation Plan for Directors ...............................     17-23

Exhibit 10.12 - Warrant Repurchase Agreement ....................     24-27

Exhibit 11 - Computation of Earnings Per Share ..................      28

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      29


                                                                                                  Form 10-Q

                                       PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                               Three Months Ended        Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                June 30                 June 30
- ------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                         1996       1995           1996       1995
- ------------------------------------------------------------------------------------------------------------
SALES ...................................................      $11,148    $11,076        $21,917    $21,578
Other Income ............................................          405        247            775        585
                                                               -------    -------        -------    -------
    Total ...............................................       11,553     11,323         22,692     22,163
                                                               -------    -------        -------    -------
Cost of Goods Sold and Other Expenses ...................        8,296      8,031         16,289     15,634
Selling, General and Administrative Expenses ............          718        805          1,458      1,522
Depreciation, Depletion and Amortization ................          605        642          1,258      1,290
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties .................           68         88            147        142
Interest and Debt Expense ...............................          172        236            376        356
                                                               -------    -------        -------    -------
    Total ...............................................        9,859      9,802         19,528     18,944
                                                               -------    -------        -------    -------
EARNINGS BEFORE INCOME TAXES ............................        1,694      1,521          3,164      3,219
Provision for Income Taxes ..............................          693        583          1,284      1,322
                                                               -------    -------        -------    -------
NET INCOME ..............................................      $ 1,001    $   938        $ 1,880    $ 1,897
                                                               =======    =======        =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Fc>...................      $  1.78    $  1.70        $  3.35    $  3.07
                                                               =======    =======        =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK .....................      $   .57    $   .52        $  1.09    $   .99
                                                               =======    =======        =======    =======


See page 6 for Notes to Financial Statements.



                                                                                  Form 10-Q


                                                                           Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                   June 30
- ---------------------------------------------------------------------------------------------
(Dollars in millions)                                                       1996       1995
- ---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 1,880     $ 1,897
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      1,258       1,290
      Dry Hole Costs and Impairment of Unproved Properties ..........         46          50
      Other Noncash Charges and Credits - Net .......................       (436)        (47)
      Change in Operating Assets and Liabilities - Net ..............       (392)       (862)
                                                                         -------     -------

        Cash Provided by Operations .................................      2,356       2,328
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (1,442)     (1,482)
  Investment in Affiliates ..........................................       (159)        (87)
  Proceeds from Sales of Assets .....................................      1,224         185
  Investments in Short-Term Financial Instruments - Net .............       (191)        249
  Miscellaneous - Net ...............................................        (32)        (26)
                                                                         -------     -------

        Cash Used for Investment Activities .........................       (600)     (1,161)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (615)       (613)
  Net Increase (Decrease) in Borrowings .............................     (1,074)      6,022
  Purchase of Treasury Stock ........................................        -        (8,347)
  Proceeds from Issuance of Common Stock Through
    Public and Private Offerings ....................................        -         1,747
  Common Stock Issued in Connection with Compensation Plans .........        205          35
  Additions to Minority Interests ...................................        297         -
                                                                         -------     -------

        Cash Used for Financing Activities ..........................     (1,187)     (1,156)
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................        (50)         70
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $   519     $    81
                                                                         =======     =======



See page 6 for Notes to Financial Statements.



                                                                                                          Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                         June 30      December 31
- -------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                      1996          1995
- -------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ..........................................................     $ 1,927        $ 1,408
  Marketable Securities ..............................................................         238             47
  Accounts and Notes Receivable ......................................................       5,670          4,912
  Inventories<Fd> ....................................................................       3,621          3,737
  Prepaid Expenses ...................................................................         338            276
  Deferred Income Taxes ..............................................................         538            575
                                                                                           -------        -------
    Total Current Assets .............................................................      12,332         10,955
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (June 30, 1996 - $28,353; December 31, 1995 - $29,044) ................      20,635         21,341
INVESTMENT IN AFFILIATES .............................................................       2,356          1,846
OTHER ASSETS .........................................................................       3,163          3,170
                                                                                           -------        -------
    TOTAL ............................................................................     $38,486        $37,312
                                                                                           =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable ...................................................................     $ 2,485        $ 2,636
  Short-Term Borrowings and Capital Lease Obligations ................................       5,249          6,157
  Income Taxes .......................................................................         792            470
  Other Accrued Liabilities ...........................................................      3,731          3,468
                                                                                           -------        -------
    Total Current Liabilities ........................................................      12,257         12,731
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS ...................................       5,515          5,678
OTHER LIABILITIES ....................................................................       8,400          8,454
DEFERRED INCOME TAXES ................................................................       1,858          1,783
                                                                                           -------        -------
    Total Liabilities ................................................................      28,030         28,646
                                                                                           -------        -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ......................................         601            230
                                                                                           -------        -------
STOCKHOLDERS' EQUITY
  Preferred Stock ....................................................................         237            237
  Common Stock, $.60 par value; 900,000,000 shares authorized; shares issued
    at June 30, 1996 - 735,042,725; December 31, 1995 - 735,042,724 ..................         441            441
  Additional Paid-In Capital .........................................................       8,730          8,689
  Reinvested Earnings ................................................................      10,768          9,503
  Cumulative Translation Adjustment<Fe> ..............................................         (98)           -
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits, at
    Market (Shares:  June 30, 1996 - 18,123,543; December 31, 1995 - 23,546,176) .....      (1,434)        (1,645)
  Common Stock Held in Treasury, at Cost (Shares:  June 30, 1996 and
    December 31, 1995 - 156,000,000) .................................................      (8,789)        (8,789)
                                                                                           -------        -------
    Total Stockholders' Equity .......................................................       9,855          8,436
                                                                                           -------        -------
    TOTAL ............................................................................     $38,486        $37,312
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

<Fb>Subsequent Event - On July 24, 1996, DuPont repurchased from Seagram for $500 warrants to purchase 156 million shares of DuPont common stock. These are all of the warrants that were issued to Seagram in April 1995 in connection with DuPont's redemption of 156 million shares of its common stock from Seagram. The repurchase was funded with private placement commercial paper borrowings of the company. Coincident with the repurchase, the company retired 156 million shares of common stock held in treasury.

<Fc>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                        Three Months Ended      Six Months Ended
                             June 30                June 30
                        -------------------     ----------------
              1996          560,546,407            559,128,795
              1995          550,445,989            615,537,673

    The 18,123,543 shares held by the Flexitrust at June 30, 1996 are not considered outstanding in computing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented do not result in materially dilutive primary or fully diluted earnings per share.

<Fd>Inventories                                    June 30      December 31
    -----------                                      1996          1995
                                                   -------      -----------
    Chemicals ...............................       $  251        $  248
    Fibers ..................................          583           569
    Polymers ................................          503           573
    Petroleum ...............................        1,352         1,293
    Diversified Businesses ..................          932         1,054
                                                    ------        ------
      Total .................................       $3,621        $3,737
                                                    ======        ======

<Fe>Effective January 1, 1996, local currency was designated as functional currency for the company's integrated European petroleum operations, while the U.S. dollar continued as the functional currency for the company's other worldwide operations. The amount of the cumulative translation adjustment on January 1, 1996, was a reduction in stock-holders' equity of $68.

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported earnings of $1.78 per share for the second quarter of 1996, exceeding the previous record of $1.70 per share earned in the second quarter of 1995. Excluding nonrecurring items from both periods, second quarter results were $1.84 per share, up 5 percent from 1995. Net income totaled $1 billion compared to $938 million earned in 1995, and marks the first time quarterly net income exceeded $1 billion.

                 Chemicals and Specialties sales volumes from continuing operations increased 4 percent compared to last year. Lower selling prices, principally due to the stronger U.S. dollar largely offset these volume gains, resulting in Chemicals and Specialties earnings before nonrecurring items equal to last year. Results from the Petroleum segment continued strong, with earnings before nonrecurring items up 15 percent, benefiting from higher oil and gas prices.

                 Nonrecurring items were recorded in both second quarter periods -- a net after-tax charge of $34 million, or $.06 per share in 1996, and a charge of $29 million, or $.05 per share, in 1995. Current period charges include an additional accrual for crop damage claims and legal expenses related to the recall of "Benlate" 50 DF fungicide, the writedown of certain petroleum assets and employee separation costs, partly offset by gains on asset sales and insurance recoveries.

                 For the first six months of 1996, earnings per share were $3.35 compared to $3.07 in 1995 with net income of $1.9 billion, equal to last year. Sales totaled $21.9 billion, up 2 percent. Excluding nonrecurring items and adjusting for interest expense associated with debt incurred to finance the 1995 redemption of stock from Seagram, earnings were 3 percent higher than last year. Average shares outstanding in the first half were 9 percent lower than last year as a result of last year's stock redemption.

             (2) Industry Segment Performance:

                 The following text compares second quarter 1996 results with the prior year for each industry segment, excluding non-recurring items and reflecting certain reclassifications as described in the footnotes to the "Consolidated Industry Segment Information" table.

                                                                 Form 10-Q


                 Sales for the second quarter were $11.1 billion, up
         1 percent from last year.  Petroleum segment sales were up
         9 percent, reflecting higher worldwide oil and natural gas prices and volumes. Combined sales for Chemicals and Specialties segments were down 5 percent before adjusting for changes in business composition. After adjusting to reflect the absence of elastomers sales, now part of the DuPont Dow Elastomers joint venture, and the divestiture of medical products businesses, Chemicals and Specialties sales were up
         1 percent, reflecting 4 percent higher volume offset by 3 percent lower selling prices. Volumes were up in all regions, with the United States up 3 percent, Europe up 2 percent, and Asia, Latin America and Mexico, on average, up more than 8 percent.

              o  Chemicals segment earnings were $165 million, down
                 $5 million, or 3 percent, as better earnings for fluoro-chemicals and specialty chemicals were offset by lower results for white pigments. Segment sales decreased
                 1 percent reflecting 6 percent lower selling prices, partly offset by 5 percent higher sales volume.

              o Fibers segment earnings of $208 million were up $5 million, or 2 percent. Higher earnings for "Lycra" brand spandex were partly offset by lower results for nylon in apparel markets, and for aramids. Segment sales were 1 percent lower, reflecting flat volumes and 1 percent lower prices.

              o  Polymers segment earnings were $244 million, up
                 $17 million, or 7 percent, reflecting improved earnings from fluoropolymers, automotive products and packaging and industrial polymers. Partly offsetting these improvements were lower earnings in elastomers due to DuPont's reduced ownership interest resulting from the formation of the DuPont Dow Elastomers venture. Segment sales were up
                 5 percent, reflecting higher sales in all business units except automotive products. Segment sales volume was up
                 6 percent, partly offset by 1 percent lower prices.

              o  Petroleum segment earnings were $218 million, up
                 $29 million, or 15 percent. Upstream earnings were $175 million, up 41 percent, reflecting higher worldwide crude oil and U.S. natural gas prices as well as increased volumes outside the United States. Downstream earnings were $43 million, down 34 percent from $65 million earned in the prior year, principally attributable to lower product prices outside the United States, partly offset by improved U.S. marketing margins.

                                                                 Form 10-Q


              o  Diversified Businesses segment earnings totaled
                 $300 million, down $17 million or 5 percent. Higher earnings from a more favorable allocation to DuPont of DuPont Merck Pharmaceutical venture results were offset by lower earnings from printing and publishing and agri-cultural products, and the loss of ongoing earnings from medical products businesses that were divested. Segment sales increased 1 percent, reflecting 5 percent higher volume, partly offset by 4 percent lower selling prices.

                                                                                                     Form 10-Q
E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                      Three Months Ended                Six Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                  June 30                          June 30
- ---------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                  1996           1995              1996            1995
- ---------------------------------------------------------------------------------------------------------------
SALES
- -----
Chemicals ....................................     $ 1,081         $ 1,088        $ 2,075            $ 2,123
Fibers .......................................       1,822           1,832          3,566              3,686
Polymers .....................................       1,714           1,844          3,498              3,621
Petroleum ....................................       4,963           4,556          9,620              8,809
Diversified Businesses .......................       1,568           1,756          3,158              3,339
                                                   -------         -------        -------            -------
    Total ....................................     $11,148         $11,076        $21,917            $21,578
                                                   =======         =======        =======            =======
AFTER-TAX OPERATING INCOME<Fa>
- --------------------------
Chemicals ....................................     $   165         $   177<Fb>    $   287<Fc>        $   342<Fb>
Fibers .......................................         208             230<Fb>        355<Fc>            430<Fb>
Polymers .....................................         299<Fd>         227            497<Fd>            459
Petroleum ....................................         177<Fe>         189            391<Fe>            366
Diversified Businesses .......................         252<Ff><Fg>     254<Fg>        568<Ff><Fg><Fh>    489<Fg>
                                                   -------         -------        -------            -------
    Total ....................................     $ 1,101         $ 1,077        $ 2,098            $ 2,086

Interest and Other Corporate
  Expenses Net of Tax ........................        (100)           (139)          (218)              (189)
                                                   -------         -------        -------            -------
NET INCOME ...................................     $ 1,001         $   938        $ 1,880            $ 1,897
- ----------                                         =======         =======        =======            =======

<Fa>Effective in the first quarter of 1996, the amortization of capitalized interest associated with property, plant and equipment is included in After-Tax Operating Income versus the previous practice of including such amortization in Interest and Other Corporate Expenses Net of Tax. Prior period data have been reclassified for comparative purposes.
    This change has no effect on Net Income.
<Fb>The Chemicals and Fibers segments include a benefit of $7 and $27, respectively, principally an adjustment of estimates associated with the third quarter 1993 restructuring charge.
<Fc>The Chemicals and Fibers segments include a charge of $21 and $32, respectively, principally for employee separation costs in the United
    States.
<Fd>Includes a gain of $55 associated with the formation of the DuPont Dow
    Elastomers joint venture.
<Fe>Includes charges of $63 for writedown of investment in a European natural gas marketing joint venture, and $22, principally, for employee separation costs in the United States, partly offset by a net benefit of $44 related to environmental insurance recoveries.
<Ff>Includes a gain of $41 from the sale of certain medical products businesses and a charge of $26, principally employee separation costs outside the United States, associated with the printing and publishing business.
<Fg>Includes a charge of $63 in quarters ended June 30, 1996 and 1995, associated with "Benlate" 50 DF fungicide recall.
<Fh>Includes a gain of $33 related to sale of stock received in connection with the previously sold connector systems business.

                                                                  Form 10-Q


         (b) Financial Condition at June 30, 1996

         DuPont recorded a net cash inflow from operations of $2.4 billion for the first half of 1996, as compared with $2.3 billion for the same period in 1995. Cash from operations for the first half includes a larger decrease for Other Noncash Charges and Credits - Net versus 1995, as is shown on the Consolidated Statement of Cash Flows. This change is princi-pally due to higher undistributed earnings from affiliates, primarily the DuPont Merck Pharmaceutical Company, and higher gains on sales of assets. The statement of cash flows also shows that net operating assets and liabilities increased by a smaller amount than during the same period last year, notably smaller increases in inventory for ongoing businesses.

         Year-to-date capital expenditures for plant, property and equipment and investments in equity affiliates were $1.6 billion, up 2 percent from the same period last year. The company currently expects capital expendi-tures for the year of about $3.8 billion. Proceeds from sales of assets during the first half were $1.2 billion and included the sales of Medical Products businesses, sales of assets to DuPont Dow Elastomers (a newly formed joint venture with the Dow Chemical Company), the sale of a 30 percent interest in the Photomask business, as well as the sale of various petroleum properties.

         Cash flows from financing activities for the first half included $297 million from outside investors in certain upstream petroleum proper-ties. This investment is reflected as minority interest on the company's consolidated balance sheet. Also, $205 million was received through stock options exercised by employees, principally under the company's corporate sharing programs.

         As indicated in Note (b) to the Consolidated Financial Statements, on July 24, 1996, DuPont repurchased warrants from Seagram. The cash required to fund this transaction came from private placement commercial paper borrowings. Following the repurchase, Standard & Poor's (S&P) affirmed its ratings of the company's senior debt and preferred stock (AA-) and commercial paper (A-1+). S&P's ratings outlook remains negative.

         Certain ratios are shown below:
                                           At 6/30/96     At 12/31/95
                                           ----------     -----------
       Debt Ratio (total debt to total
         capitalization)                        51%            58%
       Current Ratio (current assets
         to current liabilities)             1.0:1          0.9:1
       Earnings to Fixed Charges Ratio         7.1            5.9

         Days' sales outstanding averaged 34 days in the second quarter, down two days from the prior quarter and down four days from second quarter of 1995.

         The company's goal is to reduce the debt ratio to about 45 percent by year-end 1996 through a combination of internally generated funds and additional proceeds from asset sales of about $500 million.

                                                                   Form 10-Q


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with those research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. About 60 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. Two appeals from adverse jury verdicts in crop damage cases are still pending. The appeal of an order by a federal district court in Georgia finding that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF case to go to trial has been argued before the United States Court of Appeals for the Eleventh Circuit and remains pending. A shareholder derivative action filed in the same court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation has been stayed pending the resolution of DuPont's appeal of the Georgia court's order. A putative class action filed by a shareholder in Federal District Court for the Southern District of Florida against the company and the Chairman in September 1995 is also still pending. A June 1996 jury verdict of $3,980,000 against DuPont in a personal injury action involving "Benlate"
50 DF brought in Florida state court is also on appeal. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

          Since 1989, DuPont has been named as a defendant in homeowner lawsuits in numerous state and federal courts alleging damages as a result of leaks in certain polybutylene plumbing systems. Class actions alleging the same damages have also been filed in a number of jurisdictions. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manu-facturers. The polybutylene plumbing systems consist of flexible pipe extruded from polybutylene connected by fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. DuPont, Shell and Hoechst-Celanese continue to coordinate the terms of several class action settlements. Under those settlements DuPont will contribute 10 percent of the cost of repairs to plumbing systems up to a total DuPont contribution of $120 million. Several dozen cases involving individual or groups of homeowners who have opted out of the class action litigation remain pending.

          The company's balance sheets reflect accruals for estimated costs associated with both of these matters. Adverse changes in estimates of such costs could result in additional future charges.

                                                                 Form 10-Q


          On June 28, 1991, DuPont entered into a voluntary agreement with the Environmental Protection Agency (EPA) to conduct an audit of the U.S. sites under the Toxic Substances Control Act (TSCA). Agreement participa-tion is not an admission of TSCA noncompliance. Maximum stipulated penalties that DuPont could pay under the agreement are capped at $1 million. The first phase of the audit was completed, but no findings were issued at that time. A second phase of the audit, set to begin after EPA's issuance of new reporting criteria (delayed since 1991), was cancelled in June 1996 by the EPA. The EPA has not issued a consent order/agreement containing its findings.

          On January 19, 1995, EPA Region IV issued a "Notice of Violation and Opportunity to Show Cause" against the Wurtland, Kentucky, sulphuric acid plant for 192 alleged violations of release reporting obligations under the Emergency Planning and Community Right to Know Act. The EPA has proposed to reduce its civil penalty to $550,800, and the parties are attempting to negotiate certain Supplemental Environmental Projects for DuPont to undertake in order to resolve the matter.

          On July 17, 1996, DuPont's Belle, West Virginia, plant entered into a Final Order with the West Virginia Department of Environmental Protection (WVDEP), resolving certain alleged violations at the Belle Plant noted by the WVDEP during a series of audits. The violations cited centered on certain training and recordkeeping practices as well as the handling of a solvent characterized by the WVDEP as a hazardous waste. Under the terms of the Order, DuPont will pay a fine of $274,075 and undertake several Supple-mental Environmental Projects with an expected cost of $174,500.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 16.

         (b) Reports on Form 8-K

               1. On April 24, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128,
                   No. 33-53327 and No. 33-61339). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 24, 1996, was filed.

               2. On July 24, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-48128,
                   No. 33-53327, No. 33-61339 and No. 33-60069).  Under
                   Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated July 24, 1996, was filed.

                                                                   Form 10-Q


               3. On July 24, 1996, the company filed a Current Report on Form 8-K in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant announced the repurchase of warrants from Seagram.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:           August 2, 1996
                              -----------------------------------------




                              By           /s/ C. L. Henry
                              -----------------------------------------

                                             C. L. Henry
                              Executive Vice President - DuPont Finance
                                     (As Duly Authorized Officer
                                       and Principal Financial
                                       and Accounting Officer)

                                                            Form 10-Q





                                EXHIBIT INDEX



Exhibit
Number                                 Description
- -------                                -----------


 10.3* The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, formerly the Deferred Compensation Plan for Directors, as last amended effective January 1, 1996, and approved by shareholders at the company's 1996 Annual Meeting of Shareholders. (Previously filed as Exhibit 10.12 to the company's Quarterly Report on Form 10-Q for the Period Ended March 31, 1996.)


 10.12 Warrant Repurchase Agreement dated as of July 24, 1996, among the company, The Seagram Company Ltd. and JES Developments, Inc.

  11         Computation of Earnings Per Share.


  12         Computation of Ratio of Earnings to Fixed Charges.






*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                                                   Form 10-Q
                                                                EXHIBIT 10.3



          The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, formerly the Deferred Compensation Plan for Directors, as last amended, effective January 1, 1996, and approved by the shareholders of
E. I. du Pont de Nemours and Company on April 24, 1996.


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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3



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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3




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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3



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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3




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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3



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

                                                                   Form 10-Q
                                                                EXHIBIT 10.3



13.  GOVERNING LAW

          The validity and construction of the Plan shall be governed by the laws of the State of Delaware.

14.  EFFECTIVE DATE

          This Plan shall become effective as of January 1, 1996, provided it is approved by stockholders at the Company's 1996 Annual Meeting, and shall continue in full force and effect until terminated by the Board of Directors.

                                                              Form 10-Q
                                                              Exhibit 10.12


                        WARRANT REPURCHASE AGREEMENT


          THIS WARRANT REPURCHASE AGREEMENT (this "Agreement") is entered into this 24th day of July 1996, by and among The Seagram Company Ltd., a Canadian corporation ("Seagram"), JES Developments, Inc., a Delaware corporation and a wholly owned subsidiary of Seagram ("Subsidiary") and E. I. du Pont de Nemours and Company, a Delaware corporation (the "Company").

          WHEREAS, in connection with the Warrant Agreement, dated as of April 6, 1995 (the "Warrant Agreement") and the Redemption Agreement, dated as of April 6, 1995 (the "Redemption Agreement"), Subsidiary acquired Warrants expiring October 6, 1997 to acquire 48 million shares of Common Stock, par value $0.60 per share (the "Common Stock") of the Company at $89.33 per share, Warrants expiring October 6, 1998 to acquire 54 million shares of Common Stock at $101.14 per share, and Warrants expiring October 6, 1999 to acquire 54 million shares of Common Stock at $113.63 per share (collectively, the "Warrants" and each, individually, a "Warrant"); and

          WHEREAS, the Company has agreed to purchase and Seagram and Subsidiary have agreed to sell all of the Warrants (the "Repurchase"), in each case in accordance with the terms set forth below.

          NOW THEREFORE, in consideration of the premises set forth above and the mutual promises and agreements set forth herein, Seagram, Subsidiary and the Company agree as follows:

      1.  Simultaneously with the execution and delivery of this Agreement,
(i) the Company is paying to Subsidiary by wire transfer in immediately available funds $500 million and (ii) Subsidiary is delivering to the Company for cancellation all of the Warrants and transfer forms attached thereto, endorsed in blank or in favor of the Company, duly executed by Subsidiary. Each of Seagram and Subsidiary acknowledges and agrees that upon consummation of the Repurchase, it shall have no further rights under any of the Warrants. The purchase and sale of the Warrants pursuant to this Agreement shall be effective notwithstanding any provisions of the Redemption Agreement giving Seagram, Subsidiary or the Company the right or the obligation, under the circumstances specified therein, to purchase or sell, as the case may be, the Warrants.

      2. Each of Seagram and Subsidiary hereby jointly and severally represent and warrant to the Company, and agree for the benefit of the Company, that:

     (i) Seagram is a corporation duly organized and validly existing under the laws of Canada and has been duly qualified for the transaction of business under the laws of the Province of Quebec;

                                                               Form 10-Q
                                                               Exhibit 10.12


    (ii) Subsidiary is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;

   (iii) each of Seagram and Subsidiary has all necessary corporate power and authority to execute and deliver this Agreement and perform its obligations hereunder;

    (iv) the execution and delivery by each of Seagram and Subsidiary of this Agreement and the performance by each of its obligations hereunder have been duly and validly authorized by the Board of Directors of each of Seagram and Subsidiary, and by the sole stockholder of Subsidiary, and no other corporate proceedings on the part of Seagram or Subsidiary are necessary to authorize the execution, delivery or performance of this Agreement;

     (v) this Agreement has been duly and validly executed and delivered by each of Seagram and Subsidiary and constitutes a valid and binding agreement of each of Seagram and Subsidiary, enforceable against each in accordance with its terms;

    (vi) the execution and delivery by Seagram and Subsidiary of this Agreement do not and the performance by Seagram and Subsidiary of their obligations hereunder will not (a) contravene or conflict with the certificate of incorporation, by-laws or similar charter or other organizational documents of Seagram or Subsidiary or
          (b) contravene or conflict with or constitute a violation of or default under or give rise to a right of termination, cancellation or acceleration of any right or obligation of Seagram or Subsidiary under any provision of applicable law or regulation of the United States or Canada or any state or province thereof or of any agreement, contract, judgment, injunction, order, decree or other instrument binding upon Seagram or Subsidiary, which contravention, conflict, violation, default or right of termination, cancellation or acceleration would result in the case of this clause (b) in a material adverse effect on the business, assets, results of operations or financial condition of Seagram and its subsidiaries, taken as a whole, other than any such material adverse effect which would have no effect on this Agreement and the performance of the obligations and transactions contemplated hereby;

   (vii) Subsidiary has good and marketable title to all of the Warrants, free and clear of all liens, claims, options, proxies, voting agreements, security interests, charges and encumbrances other than the Redemption Agreement, and has complete and unrestricted power to transfer, assign and deliver the Warrants to the Company, and upon the transfer of the Warrants to the Company as provided herein, the Company will acquire good and marketable title to the Warrants, free and clear of all liens, claims, options, proxies, voting agreements, security interest, charges and encumbrances; and

                                                               Form 10-Q
                                                               Exhibit 10.12


  (viii) Seagram, Subsidiary and their representatives have been given the opportunity to ask questions of, and to receive answers from, the Company and its representatives concerning the business affairs, financial condition and other information relating to the Company and to obtain any additional information which Seagram, Subsidiary, or their representatives deem necessary.

      3. The Company hereby represents and warrants to Seagram and Subsidiary, and agrees for the benefit of Seagram and Subsidiary, that:

     (i) it is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware;

    (ii) it has all necessary corporate power and authority to execute and deliver this Agreement and to perform its obligations hereunder;

   (iii) the execution and delivery by the Company of this Agreement and the performance by the Company of its obligations hereunder have been duly and validly authorized by the Board of Directors of the Company and no other corporate proceedings on the part of the Company are necessary to authorize the execution and delivery of this Agreement or the performance by the Company of its obligations hereunder;

    (iv) this Agreement has been duly and validly executed and delivered by the Company and constitutes a valid and binding agreement of the Company, enforceable against the Company in accordance with its terms; and

     (v) the execution and delivery by the Company of this Agreement do not and the performance by the Company of its obligations hereunder will not (a) contravene or conflict with the certificate of incor-poration or by-laws of the Company or (b) contravene or conflict with or constitute a violation of or default under or give rise to a right of termination, cancellation or acceleration of any right or obligation of the Company or any of the Company's subsidiaries under any provision of applicable law or regulation of the United States or any state thereof or of any agreement, contract, judgment, injunction, order, decree or other instrument binding upon the Company or any of its subsidiaries, which contravention, conflict, violation, default or right of termination, cancellation or acceleration would result in the case of this clause (b) in a material adverse effect on the business, assets, results of operations or financial condition of the Company and its subsidi-aries, taken as a whole, other than any such material adverse effect which would have no effect on this Agreement and the per-formance of the obligations and transactions contemplated thereby.

                                                               Form 10-Q
                                                               Exhibit 10.12

      4. Upon the execution and delivery of this Agreement by the parties hereto, the Redemption Agreement and all rights and obligations thereunder shall terminate.

      5. The closing of the Repurchase is taking place at the offices of Skadden, Arps, Slate, Meagher & Flom, at 919 Third Avenue, New York, New York 10022, simultaneously with the execution and delivery of this Agreement.

      6. This Agreement constitutes the entire agreement among the parties hereto with respect to the subject matter hereof and supersedes all other prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof.

      7. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to the principles of conflicts of law thereof.

      8. This Agreement may be executed in counterparts, each of which shall be a valid and binding obligation of the parties thereto, but all of which shall constitute one and the same instrument.

          IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed on its behalf by its representatives thereunto duly authorized, all as of the day and year first above written.


                                       E. I. DU PONT DE NEMOURS AND COMPANY

                                       By:         /s/ C. L. Henry
                                          ---------------------------------
                                          Name:
                                          Title:


                                       THE SEAGRAM COMPANY LTD.

                                       By:     /s/ Edgar Bronfman, Jr.
                                          ---------------------------------
                                          Name:
                                          Title:


                                       JES DEVELOPMENTS, INC.

                                       By:     /s/ Daniel R. Paladino
                                          ---------------------------------
                                          Name:
                                          Title:

                                                                             Form 10-Q
                                                                            Exhibit 11


                         E. I. DU PONT DE NEMOURS AND COMPANY

                         COMPUTATION OF EARNINGS PER SHARE<Fa>
                        (Dollars in millions, except per share)


                                                     Primary and Fully Diluted
                                              ---------------------------------------
                                              Three Months Ended     Six Months Ended
                                                June 30, 1996         June 30, 1996
                                              ------------------     ----------------
Net income less dividends on preferred
 stock ..................................              $  998                $1,875

Adjustment for interest, net of income
  tax, determined under "Modified
  Treasury Stock Method" ................                 135                   281
                                                       ------                ------
Earnings applicable to common stock .....              $1,133                $2,156
                                                       ======                ======
Average number of common shares
  outstanding (excludes treasury
  stock and shares held by DuPont
  Flexitrust) ...........................         560,546,407           559,128,795

Adjustments required for common share
  equivalents:
    (1) shares awarded but undelivered
    under the Variable Compensation
    Plan, (2) shares held by the
    DuPont Flexitrust, and (3) shares
    assumed to be issued due to stock
    options and warrants, net of
    shares acquired, as determined
    under "Modified Treasury Stock
    Method" .............................          90,518,010            90,741,012
                                                  -----------           -----------
Adjusted average number of common
  shares ................................         651,064,417           649,869,807
                                                  ===========           ===========

Earnings per share ......................              $ 1.74                $ 3.32
                                                       ======                ======

Earnings per share - as published .......              $ 1.78                $ 3.35
                                                       ======                ======

<Fa>1995 calculations either resulted in dilution of less than 3 percent or were antidilutive.




                                                                                                               Form 10-Q

                                                                                                               Exhibit 12



                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)



                                                        Six Months Ended               Years Ended December 31
                                                         June 30, 1996      1995     1994      1993       1992      1991
Net Income ..........................................       $1,880         $3,293   $2,727   $  566<Fa> $  975<Fa> $1,403
Provision for Income Taxes ..........................        1,284          2,097    1,655      392        836      1,415
Minority Interests in Earnings of Consolidated
  Subsidiaries ......................................           28             30       18        5         10          6
Adjustment for Companies Accounted for
  by the Equity Method ..............................           32             41       18       41          6         35
Capitalized Interest ................................          (68)          (170)    (143)    (194)      (194)      (197)
Amortization of Capitalized Interest ................          116<Fb>        154      154      144        101         94
                                                            ------         ------   ------   ------     ------     ------
                                                             3,272          5,445    4,429      954      1,734      2,756
                                                            ------         ------   ------   ------     ------     ------

Fixed Charges:
  Interest and Debt Expense - Borrowings ............          376            758      559      594        643        752
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .......           35             71       55       42         62         11
  Capitalized Interest ..............................           68            170      143      194        194        197
  Rental Expense Representative of Interest Factor ..           56            113      118      143        151        162
                                                            ------         ------   ------   ------     ------     ------
                                                               535          1,112      875      973      1,050      1,122
                                                            ------         ------   ------   ------     ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges .....................................       $3,807         $6,557   $5,304   $1,927     $2,784     $3,878
                                                            ======         ======   ======   ======     ======     ======

Number of Times Fixed Charges are Earned ............          7.1            5.9      6.1      2.0        2.7        3.5
                                                            ======         ======   ======   ======     ======     ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
<Fb>Includes write-off of capitalized interest associated with divested businesses.
