Form 10-Q
period 1996-11-06
DUPONT E I DE NEMOURS & CO
filed 1996-11-06
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

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


                           Yes   X         No


562,976,998 shares (excludes 16,065,727 shares held by DuPont's
  Flexitrust) of common stock, $0.60 par value, were outstanding at October 31, 1996.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       7

    Industry Segment Performance ................................      7-9

    Consolidated Industry Segment Information ...................     10-11

    Financial Condition .........................................     12-13

Part II

  Item 1.  Legal Proceedings ....................................     14-16

  Item 5.  Other Information ....................................      16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-17

Signature .......................................................      18

Exhibit Index ...................................................      19

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      20


                                                                                                   Form 10-Q

                                       PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                               Three Months Ended        Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                             September 30             September 30
------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                         1996       1995           1996       1995
------------------------------------------------------------------------------------------------------------
SALES ...................................................      $10,486    $10,200        $32,403    $31,778
Other Income ............................................          328        220          1,103        805
                                                               -------    -------        -------    -------
    Total ...............................................       10,814     10,420         33,506     32,583
                                                               -------    -------        -------    -------
Cost of Goods Sold and Other Expenses ...................        7,776      7,502         24,065     23,136
Selling, General and Administrative Expenses ............          648        723          2,106      2,245
Depreciation, Depletion and Amortization ................          628        647          1,886      1,937
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties .................           88         79            235        221
Interest and Debt Expense ...............................          171        205            547        561
                                                               -------    -------        -------    -------
    Total ...............................................        9,311      9,156         28,839     28,100
                                                               -------    -------        -------    -------
EARNINGS BEFORE INCOME TAXES ............................        1,503      1,264          4,667      4,483
Provision for Income Taxes ..............................          605        495          1,889      1,817
                                                               -------    -------        -------    -------
NET INCOME ..............................................      $   898    $   769        $ 2,778    $ 2,666
                                                               =======    =======        =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Fc> ..................      $  1.60    $  1.38        $  4.95    $  4.47
                                                               =======    =======        =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK .....................      $   .57    $   .52        $  1.66    $  1.51
                                                               =======    =======        =======    =======


See page 6 for Notes to Financial Statements.


                                                                                  Form 10-Q


                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                September 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                       1996       1995
---------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATIONS
  Net Income ........................................................    $ 2,778     $ 2,666
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................      1,886       1,937
      Dry Hole Costs and Impairment of Unproved Properties ..........         74          77
      Other Noncash Charges and Credits - Net .......................       (654)       (196)
      Change in Operating Assets and Liabilities - Net ..............         48         (14)
                                                                         -------     -------

        Cash Provided by Operations .................................      4,132       4,470
                                                                         -------     -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................     (2,212)     (2,329)
  Investment in Affiliates ..........................................       (279)       (198)
  Proceeds from Sales of Assets .....................................      1,315         234
  Investments in Short-Term Financial Instruments - Net .............       (351)        435
  Miscellaneous - Net ...............................................        (12)        (46)
                                                                         -------     -------

        Cash Used for Investment Activities .........................     (1,539)     (1,904)
                                                                         -------     -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................       (937)       (905)
  Net Increase (Decrease) in Borrowings .............................     (1,030)      5,421
  Repurchase of Warrants ............................................       (504)        -
  Purchase of Treasury Stock ........................................        -        (8,350)
  Proceeds from Issuance of Common Stock Through
    Public and Private Offerings ....................................        -         1,747
  Common Stock Issued in Connection with Compensation Plans .........        260          49
  Additions to Minority Interests ...................................        297         -
                                                                         -------     -------

        Cash Used for Financing Activities ..........................     (1,914)     (2,038)
                                                                         -------     -------

Effect of Exchange Rate Changes on Cash .............................        (37)         40
                                                                         -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $   642     $   568
                                                                         =======     =======



See page 6 for Notes to Financial Statements.



                                                                                                          Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                      September 30    December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1996           1995
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 2,050         $ 1,408
  Marketable Securities ............................................................          396              47
  Accounts and Notes Receivable ....................................................        5,180           4,912
  Inventories<Fd> ..................................................................        3,769           3,737
  Prepaid Expenses .................................................................          283             276
  Deferred Income Taxes ............................................................          437             575
                                                                                          -------         -------
    Total Current Assets ...........................................................       12,115          10,955
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (September 30, 1996 - $28,782; December 31, 1995 - $29,044) .........       20,755          21,341
INVESTMENT IN AFFILIATES ...........................................................        2,586           1,846
OTHER ASSETS .......................................................................        3,305           3,170
                                                                                          -------         -------
    TOTAL ..........................................................................      $38,761         $37,312
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,387         $ 2,636
  Short-Term Borrowings and Capital Lease Obligations ..............................        5,325           6,157
  Income Taxes .....................................................................          665             470
  Other Accrued Liabilities ........................................................        3,941           3,468
                                                                                          -------         -------
    Total Current Liabilities ......................................................       12,318          12,731
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        5,533           5,678
OTHER LIABILITIES ..................................................................        8,406           8,454
DEFERRED INCOME TAXES ..............................................................        1,900           1,783
                                                                                          -------         -------
    Total Liabilities ..............................................................       28,157          28,646
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          611             230
                                                                                          -------         -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..................................................................          237             237
  Common Stock, $.60 par value; 900,000,000 shares authorized; shares issued
    at September 30, 1996 - 579,042,725; December 31, 1995 - 735,042,724 ...........          347             441
  Additional Paid-In Capital .......................................................        6,586           8,689
  Reinvested Earnings ..............................................................        4,397           9,503
  Cumulative Translation Adjustment<Fe> ............................................          (84)            -
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits,
    at Market (Shares:  September 30, 1996 - 16,913,339; December 31,
    1995 - 23,546,176) .............................................................       (1,490)         (1,645)
  Common Stock Held in Treasury, at Cost (Shares:  December 31, 1995 -
  156,000,000) .....................................................................          -            (8,789)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................        9,993           8,436
                                                                                          -------         -------
    TOTAL ..........................................................................      $38,761         $37,312
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

<Fb>On July 24, 1996, DuPont repurchased from Seagram for $504 warrants to purchase 156 million shares of DuPont common stock. These are all of the warrants that were issued to Seagram in April 1995 in connection with DuPont's redemption of 156 million shares of its common stock from Seagram. Coincident with the repurchase, the company retired
    156 million shares of common stock held in treasury.

<Fc>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                        Three Months Ended      Nine Months Ended
                           September 30           September 30
                        ------------------      -----------------
              1996          561,367,436            559,880,456
              1995          554,978,850            595,129,571

    The 16,913,339 shares held by the Flexitrust at September 30, 1996 are not considered outstanding in computing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented do not result in materially dilutive primary or fully diluted earnings per share.

<Fd>Inventories                                September 30     December 31
    -----------                                    1996            1995
                                               ------------     -----------
    Chemicals ............................        $  254          $  248
    Fibers ...............................           627             569
    Polymers .............................           570             573
    Petroleum ............................         1,352           1,293
    Diversified Businesses ...............           966           1,054
                                                  ------          ------
      Total ..............................        $3,769          $3,737
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

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 DuPont reported record third quarter earnings of $1.60 per share, with strong upstream petroleum earnings and 6 percent volume growth in its Chemicals and Specialties businesses. Excluding a nonrecurring charge of $.08 per share, earnings for the quarter were $1.68, 22 percent higher than the $1.38 per share earned in the third quarter of 1995. Net income totaled $898 million compared to $769 million in 1995.

             Petroleum segment earnings in the current quarter were up
         47 percent from last year and were the highest since the first quarter 1991. Upstream was particularly strong, with earnings increasing 96 percent compared to last year on higher prices and solid production gains. Earnings for Chemicals and Specialties businesses were mixed, with strong performances from agricultural products, automotive products, nylon, engineering polymers, and "Lycra" brand spandex.

             The current quarter includes an after-tax nonrecurring charge of $47 million, or $.08 per share, for crop damage claims and legal expenses related to the recall of "Benlate" 50 DF fungicide. The third quarter of 1995 had no earnings per share effect from nonrecurring items, but did include $.12 per share income from insurance recoveries related to environmental remediation.

             For the first nine months of 1996, earnings per share totaled $4.95 and exceeded by 11 percent the previous record for nine months earnings of $4.47 per share set in 1995. Net income for the first nine months of 1996 was $2.8 billion, up 4 percent compared to $2.7 billion in the same period last year. Year-to-date sales totaled $32.4 billion versus $31.8 billion last year, up 2 percent.

             Sales for the third quarter were $10.5 billion versus $10.2 billion last year, up 3 percent.

             (2) Industry Segment Performance:

                 The following text compares third quarter 1996 results with the prior year for each industry segment (sales adjusted for changes in business composition) excluding the earnings impact of nonrecurring items and reflecting certain reclassifications as described in the footnotes to the "Consolidated Industry Segment Information" table.

                                                                 Form 10-Q


             Chemicals and Specialties segments sales were $5.6 billion, up 3 percent after adjusting for changes in business composition resulting from divestitures and formation of the DuPont Dow Elastomers joint venture. Worldwide Chemicals and Specialties sales volume increased 6 percent: 4 percent in the United States and 7 percent outside the United States. Worldwide Chemicals and Specialties average selling prices were down 3 percent from last year, about half due to the adverse effect of the stronger dollar and the remainder primarily from lower prices for white pigments and "Dacron" polyester fiber.

             Petroleum segment sales were $4.9 billion, up 12 percent over last year. Crude oil prices averaged $19.85 per barrel for the period, 25 percent higher than last year. U.S. natural gas prices were 45 percent higher averaging $1.98 per thousand cubic feet, while worldwide gas prices increased 32 percent to $2.28 per thousand cubic feet. Crude oil production and natural gas deliveries increased 5 percent and 12 percent, respectively.

              o  Chemicals segment earnings were $138 million, down
                 $19 million, or 12 percent, reflecting lower earnings for white pigments, partly offset by improved results for specialty chemicals. Segment sales were 3 percent lower, reflecting 10 percent lower selling prices, partly offset by 7 percent higher sales volume.

              o  Fibers segment earnings of $206 million were up
                 $17 million, or 9 percent, principally due to better earnings from nylon, "Lycra" and nonwovens. "Dacron" polyester was adversely affected by weather-related plant outages and lower polyester staple prices. Segment sales were up less than 1 percent, as 2 percent higher volume was offset by lower selling prices.

              o  Polymers segment earnings were $213 million, up
                 $18 million, or 9 percent, reflecting improved results in automotive products and engineering polymers. Segment sales grew 4 percent, reflecting 6 percent higher volume, partly offset by 2 percent lower selling prices.

              o  Petroleum segment earnings were $256 million, up
                 $82 million from last year. Upstream earned $163 million, almost double last year's $83 million, due to higher prices and production, while keeping nonproduction-related costs under control. In particular, earnings from Upstream operations outside the United States improved dramatically to $102 million, compared to $41 million last year, on strong North Sea performance. Downstream earned $93 million, up slightly from last year, despite continu-ing weak margins aggravated by higher crude costs.

                                                                 Form 10-Q


              o  Diversified Businesses segment earnings totaled
                 $218 million, up $28 million or 15 percent, principally due to higher earnings from agricultural products. Agricultural products sales were unusually strong in the third quarter, reflecting later-than-normal crop plantings in North America. Segment sales were up 11 percent due to 11 percent higher sales volume. Selling prices were down less than 1 percent.

                                                                                                      Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                               Three Months Ended      Nine Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                         September 30           September 30
---------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                          1996       1995          1996           1995
---------------------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ...............................................    $ 1,025    $ 1,052       $ 3,100        $ 3,175
Fibers ..................................................      1,735      1,728         5,301          5,414
Polymers ................................................      1,573      1,700         5,071          5,321
Petroleum ...............................................      4,929      4,383        14,549         13,192
Diversified Businesses ..................................      1,224      1,337         4,382          4,676
                                                             -------    -------       -------        -------
    Total ...............................................    $10,486    $10,200       $32,403        $31,778
                                                             =======    =======       =======        =======
AFTER-TAX OPERATING INCOME<Fa><Fb>
--------------------------
Chemicals ...............................................    $   138    $   160       $   425<Fc>    $   502<Fd>
Fibers ..................................................        206        193           561<Fc>        623<Fd>
Polymers ................................................        213        198           710<Fe>        657
Petroleum ...............................................        256        174           647<Ff>        540
Diversified Businesses ..................................        171<Fh>    178           739<Fg><Fh>    667<Fh>
                                                             -------    -------       -------        -------
    Total ...............................................        984        903         3,082          2,989

Interest and Other Corporate
  Expenses Net of Tax ...................................        (86)      (134)         (304)          (323)
                                                             -------    -------       -------        -------
NET INCOME ..............................................    $   898    $   769       $ 2,778        $ 2,666
----------                                                   =======    =======       =======        =======

<Fa>Effective in the first quarter of 1996, the amortization of capitalized interest associated with property, plant and equipment is included in After-Tax Operating Income versus the previous practice of including such amortization in Interest and Other Corporate Expenses Net of Tax. Prior period data have been reclassified for comparative purposes. This change has no effect on Net Income.
<Fb>Third quarter 1995 includes a charge of $24 for printing and publishing operations, principally for employee separation costs in Europe, a litigation provision of $13 related to a previously sold business, and adjustments in estimates associated with the third quarter 1993 restructuring charge, which result in the following net (charges)/ benefits:
         Chemicals                 $ 3
         Fibers                      4
         Polymers                    3
         Diversified Businesses    (12)
                                  ----
                                  $ (2)
                                  ----


                                                                     Form 10-Q

[FN]
<Fc>The Chemicals and Fibers segments include a charge of $21 and $32, respectively, principally for employee separation costs in the United
    States.
<Fd>The Chemicals and Fibers segments also include a benefit of $7 and $27, respectively, principally an adjustment of estimates associated with the third quarter 1993 restructuring charge.
<Fe>Includes a gain of $55 associated with the formation of the DuPont Dow
    Elastomers joint venture.
<Ff>Includes charges of $63 for writedown of investment in a European natural gas marketing joint venture, and $22, principally, for employee separation costs in the United States, partly offset by a net benefit of $44 related to environmental insurance recoveries.
<Fg>Includes gains of $41 from the sale of certain medical products businesses and $33 related to sale of stock received in connection with the previously sold connector systems business, and a charge of $26, principally employee separation costs outside the United States, associated with the printing and publishing business.
<Fh>Includes a charge of $47 in third quarter 1996, and $110 and $63, respectively, for the nine months ended September 30, 1996 and 1995, associated with "Benlate" 50 DF fungicide recall.

                                                                  Form 10-Q


         (b) Financial Condition at September 30, 1996

         DuPont recorded a net cash inflow from operations of $4.1 billion for the first nine months of 1996, as compared with $4.5 billion for the same period in 1995. Cash from operations includes a larger decrease for Other Noncash Charges and Credits - Net versus 1995, as is shown on the consolidated statement of cash flows. This decrease is principally due to higher undistributed earnings from affiliates, primarily the DuPont Merck Pharmaceutical Company (DMPC), and higher gains on sales of assets. Earn-ings from DMPC in 1995 and 1996 include a more favorable allocation of the venture's operating income. This allocation, which ends in December 1996, was based on the performance of assets originally contributed to the venture by DuPont.

         Year-to-date capital expenditures for plant, property and equipment and investments in equity affiliates were $2.5 billion and equal to the same period last year. The company currently expects capital expenditures for the year of about $3.8 billion. Proceeds from sales of assets year-to-date were $1.3 billion and included the sales of Medical Products businesses, sales of assets to DuPont Dow Elastomers (a newly formed joint venture with the Dow Chemical Company), the sale of a 30 percent interest in the Photomask business, as well as the sale of various petroleum properties.

         Cash flows from financing activities included $297 million from outside investors in certain upstream petroleum properties. This investment is reflected as minority interest on the company's consolidated balance sheet. Also, the company received $260 million from stock options exercised by employees, principally under the company's corporate sharing programs.

         On July 24, 1996, DuPont spent $504 million to repurchase warrants from Seagram. The cash required to fund this transaction came from private placement commercial paper borrowings. Following the repurchase, Standard & Poor's (S&P) affirmed its ratings of the company's senior debt and preferred stock (AA-) and commercial paper (A-1+). S&P's ratings outlook remains negative.

         Certain ratios are shown below:

                                           At 9/30/96     At 12/31/95
                                           ----------     -----------
       Debt Ratio (total debt to total
         capitalization)                        51%            58%

       Current Ratio (current assets
         to current liabilities)              1.0:1         0.9:1

       Earnings to Fixed Charges Ratio          7.1           5.9

                                                                  Form 10-Q


         Days' sales outstanding averaged 34 days in the third quarter, the same as the prior quarter and down four days from third quarter of 1995.

         The company currently expects to reduce the debt ratio to about 45 percent by year-end 1996 through internally generated funds.

                                                                   Form 10-Q


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. About 50 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. These remaining cases include both personal injury and crop damage cases. Two appeals from adverse jury verdicts in crop damage cases are still pending. The United States Court of Appeals for the Eleventh Circuit has reversed and remanded an order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF case to go to trial. DuPont awaits further proceedings in that matter. A shareholder derivative action filed in the same Georgia court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate"
50 DF litigation has been stayed pending final resolution of DuPont's appeal of the Georgia court's order. A putative class action filed by a share-holder in federal district court in Florida against the company and the Chairman in September 1995 is also still pending. A lawsuit has been filed in federal district court in Georgia by five growers seeking to rescind settlement agreements with DuPont on the basis that at the time of settle-ment they were unaware of the allegations of discovery abuse which were the subject of the appeal to the Eleventh Circuit. A similar lawsuit has been brought by two growers in federal district court in Hawaii. The appeal of a June 1996 verdict of $3,980,000 against DuPont in a personal injury action involving "Benlate" 50 DF brought in Florida is still pending, as well. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to prove this in ongoing matters.

          Since 1989, DuPont has been named as a defendant in numerous homeowner lawsuits in various state and federal courts alleging property damage resulting from leaks in certain polybutylene plumbing systems. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of sections of flexible pipe extruded from polybutylene connected with fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. In 1995 DuPont settled a national class action lawsuit involving the plumbing systems by agreeing to contribute up to 10% of the cost of repair and replacement of the plumbing systems. DuPont's total contribution under the settlement is capped at $120 million. Several dozen cases involving individual or groups of home-owners who have opted out of the class action litigation remain pending.

                                                                 Form 10-Q


          The company's balance sheets reflect accruals for estimated costs associated with both of these matters. Adverse changes in estimates of such costs could result in additional future charges.

          On June 28, 1991, DuPont entered into a voluntary agreement with the Environmental Protection Agency (EPA) to conduct an audit of the U.S. sites under the Toxic Substances Control Act (TSCA). Participation in the audit agreement was not an admission of TSCA noncompliance. Maximum stipulated penalties under the agreement were capped at $1 million. The first phase of the audit was completed, but a second phase of the audit, set to begin after EPA's issuance of new reporting criteria (delayed since
1991), was cancelled in June 1996 by the EPA. The EPA has now issued a consent order/agreement assessing a one million dollar penalty against DuPont. Payment of the penalty will take place in several stages to be completed by the first quarter of 1997.

          On January 19, 1995, EPA Region IV issued a "Notice of Violation and Opportunity to Show Cause" against the Wurtland, Kentucky, sulphuric acid plant for 192 alleged violations of release reporting obligations under the Emergency Planning and Community Right to Know Act. DuPont has signed a Consent Order settling the matter by payment of a fine of $75,000.

          On January 31, 1995, DuPont received a Notice of Proposed Assessment of Civil Penalty from the Region III office of the EPA, alleging various violations of the Clean Water Act at DuPont's Edge Moor Plant in Edge Moor, Delaware. The Proposed Assessment sought a Class II administra-tive penalty of $121,000. DuPont has now signed a Consent Order under the terms of which it has paid a civil penalty of $20,000 and has undertaken two Supplemental Environmental Projects expected to cost a total of $260,000.

          On April 12, 1995, the EPA Region V served on DuPont an Admini-strative Complaint alleging the Company's Circleville, Ohio, plant had failed to provide timely notice of a release of chlorine from the plant on January 30, 1993. The complaint sought civil penalties of $125,000. DuPont has reached agreement in principle with the EPA to settle the matter for a cash payment of $10,000 and a Supplemental Environmental Project valued at $27,000.

          On December 5, 1995, the Kentucky Natural Resources and Environ-mental Protection Cabinet filed an administrative complaint against DuPont as a result of an oleum release at DuPont's Wurtland, Kentucky, facility on August 20, 1995. The complaint alleged that the release was above statu-torily reportable quantities, was not reported in a timely fashion, caused an environmental emergency, and presented an imminent and substantial danger to public health and welfare. The state seeks penalties of at least $600,000 as well as reimbursement for response costs.

                                                                  Form 10-Q


          In August 1996, the EPA and the Colorado Department of Health
(CDH) notified Conoco and the Colorado Refining Company (CRC) that they intended to seek a penalty of $1,273,651 from the two companies in connec-tion with faulty analytical work performed by an outside contractor as part of certain remedial activities undertaken at Conoco's Denver refinery. On October 7, 1996, CRC and Conoco signed a letter of intent with EPA and CDH to resolve the matter. Under the terms of the letter, Conoco and CRC will each pay a cash penalty of $95,000 and implement $380,000 in Supplemental Environmental Projects. A final settlement is dependent upon agreement as to language in the settlement agreement and approval of specific environ-mental projects.


Item 5.  OTHER INFORMATION

          Chief Financial Officer and Executive Vice President Charles L. Henry elected to retire in September 1996 and became chairman, president and chief executive officer of Schuller Corporation. Kurt M. Landgraf, cur-rently president and chief executive officer of DuPont Merck Pharmaceutical Company, will assume the position of chief financial officer and senior vice president of DuPont on December 1, 1996.


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

               2. On July 24, 1996, the company filed a Current Report on Form 8-K in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant announced the repurchase of warrants from Seagram.

                                                                   Form 10-Q


               3. On September 11, 1996, the company filed a Current Report on Form 8-K in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
                   (No. 33-53327, No. 33-61339 and No. 33-60069).  Under
                   Item 5. "Other Events," the Registrant announced that Goro Watanabe, executive vice president of Mitsui & Co., Ltd., was elected a member of its board of directors.

               4. On October 23, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated October 23, 1996, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:          November 6, 1996
                              -----------------------------------------




                              By            /s/J. P. Jessup
                              -----------------------------------------

                                            J. P. Jessup
                                   Vice President - DuPont Finance
                                     (As Duly Authorized Officer
                                 and Acting Chief Accounting Officer)

                                                                  Form 10-Q





                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------

  12           Computation of Ratio of Earnings to Fixed Charges.



                                                                                                               Form 10-Q

                                                                                                               Exhibit 12



                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)



                                                      Nine Months Ended                Years Ended December 31
                                                      September 30, 1996    1995     1994      1993       1992      1991

Net Income ........................................       $2,778           $3,293   $2,727   $  566<Fa> $  975<Fa> $1,403
Provision for Income Taxes ........................        1,889            2,097    1,655      392        836      1,415
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................           44               30       18        5         10          6
Adjustment for Companies Accounted for
  by the Equity Method ............................           50               41       18       41          6         35
Capitalized Interest ..............................         (106)            (170)    (143)    (194)      (194)      (197)
Amortization of Capitalized Interest ..............          151<Fb>          154      154      144        101         94
                                                          ------           ------   ------   ------     ------     ------
                                                           4,806            5,445    4,429      954      1,734      2,756
                                                          ------           ------   ------   ------     ------     ------

Fixed Charges:
  Interest and Debt Expense - Borrowings ..........          547              758      559      594        643        752
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .....           53               71       55       42         62         11
  Capitalized Interest ............................          106              170      143      194        194        197
  Rental Expense Representative of Interest
    Factor ........................................           85              113      118      143        151        162
                                                          ------           ------   ------   ------     ------     ------
                                                             791            1,112      875      973      1,050      1,122
                                                          ------           ------   ------   ------     ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ...................................       $5,597           $6,557   $5,304   $1,927     $2,784     $3,878
                                                          ======           ======   ======   ======     ======     ======

Number of Times Fixed Charges are Earned ..........          7.1              5.9      6.1      2.0        2.7        3.5
                                                          ======           ======   ======   ======     ======     ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
<Fb>Includes write-off of capitalized interest associated with divested businesses.
