Form 10-K
period 1996-12-31
DUPONT E I DE NEMOURS & CO
filed 1997-03-24
CIK 30554

                                     1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 1996               COMMISSION FILE NUMBER 1-815

                               ----------------

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

                               ----------------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].

  Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers; and shares held by DuPont's Flexitrust) as of March 7, 1997, was approximately $63.2 billion. As of such date, 565,696,946 shares (excludes 13,345,779 shares held by DuPont's Flexitrust) of the company's common stock, $.60 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 (SPECIFIC PAGES INCORPORATED ARE INDICATED UNDER THE APPLICABLE ITEM HEREIN):

                                                            INCORPORATED BY
                                                         REFERENCE IN PART NO.
                                                         ---------------------
The company's 1996 Annual Report to Stockholders........     I, II, and IV
The company's Proxy Statement, dated March 21, 1997, in
 connection with the Annual Meeting of Stockholders to
 be held on April 30, 1997..............................          III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     E. I. DU PONT DE NEMOURS AND COMPANY

                               ----------------

  The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

                               ----------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
   Item 1.   Business...................................................     3
   Item 2.   Properties.................................................     6
   Item 3.   Legal Proceedings..........................................    12
   Item 4.   Submission of Matters to a Vote of Security Holders........    15
             Executive Officers of the Registrant.......................    15
PART II
   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters........................................    16
   Item 6.   Selected Financial Data....................................    16
   Item 7.   Management's Discussion and Analysis of Financial Condition
             Results of Operations......................................    16
   Item 8.   Financial Statements and Supplementary Data................    17
   Item 9.   Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure...................................    17
PART III
   Item 10.  Directors and Executive Officers of the Registrant.........    17
   Item 11.  Executive Compensation.....................................    17
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.................................................    17
   Item 13.  Certain Relationships and Related Transactions.............    17
PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    18
   Signatures............................................................   20

                      NOTE ON INCORPORATION BY REFERENCE

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1996 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is the largest chemical company in the world. The company conducts fully integrated petroleum operations primarily through its wholly owned subsidiary Conoco Inc. and, in 1996, ranked ninth in the worldwide production of petroleum liquids by U.S.-based companies, tenth in the production of natural gas, and seventh in refining capacity. Conoco Inc. and other subsidiaries and affiliates of DuPont conduct exploration, production, mining, manufacturing or selling activities, and some are distributors of products manufactured by the company.

  The company operates globally through approximately 20 strategic business units. Within the strategic business units approximately 80 businesses manufacture and sell a wide range of products to many different markets, including the energy, transportation, textile, construction, automotive, agricultural, printing, health care, packaging and electronics markets.

  During 1996, the company essentially completed repayment of the $8.3 billion of debt incurred to fund the 1995 redemption of 156 million DuPont common shares beneficially owned by The Seagram Company Ltd., and it repurchased for $504 million the 156 million warrants issued to Seagram. Also in 1996, the company divested essentially all of its medical products businesses, sold 30% of its photomasks business through an initial public offering, and entered into a 50-50 joint venture for its elastomers business with The Dow Chemical Company.

  The company and its subsidiaries have operations in about 70 nations worldwide and, as a result, about 50% of consolidated sales are derived from sales outside the United States, based on the location of the customer. Total worldwide employment at year-end 1996 was about 97,000 people.

  The company is organized for financial reporting purposes into six principal industry segments--Chemicals, Fibers, Life Sciences, Polymers, Petroleum, and Diversified Businesses.

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                 ITEM                                   PAGE(S)
                                 ----                                   -------
Discussion of Business Developments in 1996:
  Letter to Stockholders...............................................    1-3*
Industry Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
   Chemicals...........................................................     14
   Fibers..............................................................     15
   Life Sciences.......................................................  16-17
   Polymers............................................................  17-18
   Petroleum...........................................................  18-19
   Diversified Businesses..............................................     20
  Sales, Transfers, Operating Profit, After-Tax Operating Income, and
   Identifiable Assets for 1996, 1995, and 1994........................  49-50
Geographic Information:
  Sales, Transfers, After-Tax Operating Income, Identifiable Assets,
   and U.S. Export Sales for 1996, 1995, and 1994......................     48
Revenues by Product Class (See footnote 1 on page 50 of Exhibit 13)....     50

--------
* Includes text of letter except for photograph and related caption on page 2 and the chart on page 3.

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

  The major purchased commodities, raw materials, and supplies for the following industry segments in 1996 are listed below:

                                             DIVERSIFIED
     CHEMICALS             FIBERS            BUSINESSES           POLYMERS
-------------------  ------------------- ------------------- -------------------
acetylene            adipic acid         aluminum            acetic acid
benzene              ammonia             ethylene glycol     butadiene
caustic soda         butadiene           gold                caustic soda
chlorine             cyclohexane         palladium/platinum  chlorine
chloroform           ethylene glycol     paraxylene          ethane
cyclohexane          isophthalic acid    silver              fiberglass
fluorspar            natural gas         packaging materials methanol
hydrofluoric acid    nitrogen                                methacrylates
methanol             packaging materials                     nitrogen
oxygen/nitrogen      paraxylene                              packaging materials
packaging materials  polyethylene           LIFE SCIENCES    pigments
perchloroethylene                        ------------------- polyethylene
propylene                                bromacil
sulfur                                   cyanuric chloride
titanium ores                            metribuzin
                                         packaging materials

  In the Petroleum segment, the major commodities and raw materials purchased are the same as those produced. Approximately 57% of the crude oil processed in the company's U.S. refineries in 1996 came from U.S. sources. In 1996, the company's refineries outside the United States processed principally North Sea, Russian, and Middle East crude oils.

  In addition, during 1996, the company consumed substantial amounts of electricity and natural gas for energy.

PATENTS AND TRADEMARKS

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to any of the industry segments, although taken as a whole, the rights of the company and the products made and sold under patents and licenses are important to the company's business. During 1996, the company was granted 414 U.S. and 2,100 non-U.S. patents.

  The company also has approximately 2,000 individual trademarks and brands for its products and services which are registered in various countries throughout the world. Ownership rights in trademarks continue indefinitely if the trademarks are continued in use and properly protected.

SEASONALITY

  In general, sales of the company's products are not substantially affected by seasonality. However, the Life Sciences segment is impacted by seasonality of sales of agricultural products with highest sales in the first half of the year, particularly the second quarter. Within the Petroleum segment, the mix of refined products, natural gas and natural gas liquids produced and sold varies because of increased demand for gasoline in the summer months and natural gas, heating oil and propane during the winter months.

MAJOR CUSTOMERS

  The company's sales are not materially dependent on a single customer or small group of customers. The Fibers and Polymers segments, however, have several large customers in their respective industries that are important to these segments' operating results.

COMPETITION

  Principal competitors in the chemical industry include major chemical companies based in the United States, Europe, Japan, China and other Asian nations. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms. Principal competitors in the petroleum industry are integrated oil companies (including national oil companies), many of which also have substantial petrochemical operations, and a variety of other firms including independent oil and gas producers, pipeline companies, and large and small refiners and marketers. In addition, the company competes with the growing petrochemical operations in oil-producing countries.

  Businesses in the Chemicals, Fibers, Life Sciences, Polymers, and Diversified Businesses segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved. The Petroleum segment business is highly price-competitive and competes on quality and reliability of supply as well.

  Further information relating to competition is included in two areas of
Exhibit 13: (1) the "Letter to Stockholders" (under "Growth Will Be Global") on page 2 and (2) Industry Segment Reviews on pages 14-20.

RESEARCH AND DEVELOPMENT

  The company performs research and development at more than 75 sites worldwide. In the United States, research is conducted at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is carried out at several large research centers in and around Wilmington, Delaware, which supports strategic business units in the Chemicals, Fibers, Life Sciences, Polymers, and Diversified Businesses segments. Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. The company conducts research related to petroleum operations as well as other segments of the business at its Ponca City, Oklahoma, facility. DuPont also operates an increasing number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company's growing global interests.

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

  Further information regarding research and development is in Exhibit 13 on page 2 of the "Letter to Stockholders" (under "Innovation: Research is Key"). Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1992 through 1996 are included under the heading "General" of the Five-Year Financial Review on page 58 of Exhibit 13.

ENVIRONMENTAL MATTERS

  Information relating to environmental matters is included in three areas of
Exhibit 13: (1) the "Letter to Stockholders" (under "Results On All Fronts") on page 3, (2) "Management's Discussion and Analysis" on pages 25-27; and (3) Notes 1 and 25 to the Financial Statements on pages 33-34 and 47.

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

  Further information regarding properties is included in Exhibit 13 in the Industry Segment Reviews on pages 14-20. Information regarding research and development facilities is incorporated by reference to Item 1, Business-- Research and Development on pages 5 and 6 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 10 and 25 to the company's consolidated financial statements on pages 37 and 47 of Exhibit 13.

CHEMICALS, FIBERS, LIFE SCIENCES, POLYMERS, AND DIVERSIFIED BUSINESSES

  Approximately 75% of the property, plant and equipment related to operations in the Chemicals, Fibers, Life Sciences, Polymers, and Diversified Businesses is located in the United States and Puerto Rico. This investment is located at some 70 sites, principally in Texas, Delaware, Virginia, North Carolina, Tennessee, West Virginia, South Carolina, and New Jersey. The principal locations within these states are as follows:

     TEXAS             DELAWARE           VIRGINIA          NORTH CAROLINA
----------------  ------------------ ------------------ ----------------------
Beaumont,         Edge Moor, Newark  Front Royal,       Fayetteville, Kinston,
Corpus Christi,   and Seaford        James River,       Raleigh and Wilmington
LaPorte, Orange                      Martinsville,
and Victoria                         Richmond and
                                     Waynesboro
   TENNESSEE        WEST VIRGINIA      SOUTH CAROLINA         NEW JERSEY
----------------  ------------------ ------------------ ----------------------
Chattanooga,      Belle, Martinsburg Camden, Charleston Deepwater and
Memphis,          and Parkersburg    and Florence       Parlin
New Johnsonville
and Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in Canada, Germany, the United Kingdom, The Netherlands, Luxembourg, Singapore, Spain, Mexico, Taiwan, France, Brazil, Japan, China, Belgium, Argentina and Republic of Korea. Products from more than one business are frequently produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 88% in 1996, 86% in 1995, and 87% in 1994. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

PETROLEUM BUSINESSES

  The company owns and leases oil and gas properties worldwide. Exploration, production, and natural gas and gas products properties are described generally on pages 18-19 and 51-56 of Exhibit 13. Estimated proved reserves of oil and gas are found on pages 53 and 54 of Exhibit 13. Information regarding the company's refining, marketing, supply, and transportation properties is also provided on pages 18-19 of Exhibit 13.

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

                                                   1996      1995      1994
                                                 --------- --------- ---------
                                                 (THOUSANDS OF BARRELS DAILY)
Petroleum Liquids Production
Consolidated Companies
Crude Oil, Condensate, and Natural Gas Liquids
 from Owned Reserves:
  United States.................................        82        83        94
  Europe........................................       182       143       160
  Other Regions.................................        88        98       109
                                                 --------- --------- ---------
    Subtotal....................................       352       324       363
Natural Gas Liquids from Gas Plant Ownership:
  United States.................................        67        65        57
                                                 --------- --------- ---------
    Total Production--Consolidated Operations...       419       389       420
Share of Equity Affiliates
Crude Oil, Condensate, and Natural Gas Liquids
 from Owned Reserves............................        13        12         4
Natural Gas Liquids from Gas Plant Ownership....        13        13        12
                                                 --------- --------- ---------
    Total Production--Equity Affiliates.........        26        25        16
                                                 --------- --------- ---------
    Total Petroleum Liquids Production..........       445       414       436
                                                 ========= ========= =========
                                                  (MILLION CUBIC FEET DAILY)
Natural Gas Deliveries
Consolidated Companies
Natural Gas Deliveries from Owned Reserves:
  United States.................................       828       832       871
  Europe........................................       416       341       398
  Other Regions.................................        41        31        44
                                                 --------- --------- ---------
    Total Deliveries--Consolidated Operations...     1,285     1,204     1,313
Share of Equity Affiliates
Natural Gas Deliveries from Owned Reserves:
  United States.................................        24        38        34
                                                 --------- --------- ---------
    Total Natural Gas Deliveries................     1,309     1,242     1,347
                                                 ========= ========= =========

AVERAGE PRODUCTION COSTS AND SALES PRICES

  The following table presents data as prescribed by the Securities and Exchange Commission (SEC). Accordingly, the unit costs do not include income taxes and exploration, development, and general overhead costs. Since these excluded costs are material, the following data should not be interpreted as measures of profitability or relative profitability. See Results of Operations for Oil and Gas Producing Activities on page 51 of Exhibit 13 for a more complete disclosure of revenues and expenses. See also the references to crude oil and natural gas prices and volumes in business review of the Petroleum segment on pages 18-19 of Exhibit 13.

                                                          UNITED         OTHER
                                                          STATES EUROPE REGIONS
                                                          ------ ------ -------
                                                             (U.S. DOLLARS)
For the year ended December 31, 1996
  Average production costs per barrel equivalent of
   petroleum produced(a)................................. $ 4.11 $ 3.95 $ 2.08
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate sold...........  18.68  20.94  19.47
   Per thousand cubic feet (MCF) of natural gas sold.....   1.90   2.92   1.24
For the year ended December 31, 1995
  Average production costs per barrel equivalent of
   petroleum produced(a).................................   3.78   4.55   2.08
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate sold...........  15.53  16.95  16.56
   Per MCF of natural gas sold...........................   1.44   2.96   1.13
For the year ended December 31, 1994
  Average production costs per barrel equivalent of
   petroleum produced(a).................................   3.99   4.37   1.62
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate sold...........  13.36  15.65  15.18
   Per MCF of natural gas sold...........................   1.78   2.90   1.61

--------
(a) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6 MCF of gas to one barrel of liquids.
(b)  Excludes proceeds from sales of interest in oil and gas properties.

                              PRESENT ACTIVITIES

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                        (NUMBER OF WELLS)
At December 31, 1996
  Number of wells drilling*
   Gross........................................      24       9    12       3
   Net..........................................       8       5     2       1
  Number of productive wells**
   Oil wells--gross.............................   9,013   8,453   238     322
       --net....................................   3,004   2,853    21     130
   Gas wells--gross.............................   7,601   7,433   122      46
       --net....................................   3,207   3,116    27      64

--------
 * Includes wells being completed.
** Approximately 92 gross (31 net) oil wells and 689 gross (226 net) gas wells, all in the United States, have multiple completions.

                  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                      (THOUSANDS OF ACRES)
At December 31, 1996
  Developed acreage
   Gross........................................    7,578  2,729  1,084   3,765
   Net..........................................    3,390  1,610    313   1,467
  Undeveloped acreage
   Gross........................................  100,106  2,704  5,505  91,897
   Net..........................................   61,226  1,998  2,317  56,911

                 NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                 (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1996
  Exploratory--productive......................     42.8     1.6   2.0    39.2
       --dry...................................     20.5    10.3   4.0     6.2
  Development--productive......................     89.9    73.1   6.1    10.7
       --dry...................................     17.3    13.5   0.3     3.5
For the year ended December 31, 1995
  Exploratory--productive......................     34.2    12.8   1.4    20.0
       --dry...................................     38.2    22.1   4.9    11.2
  Development--productive......................    109.5    94.3   8.0     7.2
       --dry...................................     13.7    10.7   0.0     3.0
For the year ended December 31, 1994
  Exploratory--productive......................     23.8    16.2   2.8     4.8
       --dry...................................     39.3    30.0   1.7     7.6
  Development--productive......................    116.4    88.7   5.5    22.2
       --dry...................................     14.3    13.3   0.0     1.0

ESTIMATES OF TOTAL PROVED RESERVES FILED WITH OTHER
 FEDERAL AGENCIES COVERING THE YEAR 1996

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

NATURAL GAS AND GAS PRODUCTS

  Upstream operations in the United States include consolidated interests in 27 natural gas processing plants located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. Eighteen of the plants are operated by the company. The company's share of total natural gas liquids production (NGL) from the 27 plants averaged 67,489 barrels per day (BPD) in 1996 and 65,875 BPD in 1995. Additional NGL production volumes of 19,279 BPD in 1996 and 13,079 BPD in 1995 are attributable to Conoco equity gas processed in third-party-operated plants. Conoco's 50% owned equity affiliate, C&L Processors Partnership, has seven natural gas processing plants in

Oklahoma and Texas, and the company's pro rata share of NGL production was 7,926 BPD in 1996 and 8,102 BPD in 1995. Other natural gas and gas products facilities in the United States include an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's 100% owned subsidiary Louisiana Gas System, Inc., natural gas and natural gas liquids pipelines in several states, two underground NGL storage facilities, a 19,000 BPD natural gas liquids fractionating plant in Gallup, New Mexico, a 22.5% equity interest in a 104,000 BPD natural gas liquids fractionating plant in Mt. Belvieu, Texas, owned by affiliated Gulf Coast Fractionators, and a 75% equity interest in the Pocahontas Gas Partnership that gathers, treats, and markets coal bed methane associated with coal mines in Virginia.

  Outside the United States, the company's Conoco (U.K.) Limited subsidiary operates a 50% owned gas processing facility at Theddlethorpe, England. Kinetica, a 50% joint venture between Conoco (U.K.) and electricity generator PowerGen, transports and markets natural gas in England. Phoenix Park Gas Processors, a 41% owned equity affiliate, operates a natural gas plant at Point Lisas, Trinidad, of which Conoco's share of production was 4,936 BPD in 1996 and 4,185 BPD in 1995.

REFINING

  The company currently owns and operates four refineries in the United States located at Lake Charles, Louisiana; Ponca City, Oklahoma; Billings, Montana; and Denver, Colorado. The company also owns and operates the Humber refinery in England and owns a 16.33% interest in two refineries in the Czech Republic. Conoco also owns a 40% interest in a company that is constructing a 100,000 barrel-per-day refinery near the city of Melaka, Malaysia, with completion scheduled for 1997.
  During 1996, a refinery in Karlsruhe, Germany, in which Conoco has a 25% interest, reached an agreement to integrate its operations with an adjacent refinery. Conoco's interest in the combined refining complex will be 18.75% upon completion of the integration. It is anticipated the integration will be completed in 1997.

  Capacities at year-end 1996 as well as inputs processed during 1996 are summarized in the following table:

                                     TOTAL   UNITED UNITED             CZECH
                                   WORLDWIDE STATES KINGDOM GERMANY* REPUBLIC**
                                   --------- ------ ------- -------- ----------
                                           (THOUSANDS OF BARRELS DAILY)
At December 31, 1996
  Refinery crude oil and
   condensate distillation
   capacity (excluding additional
   feedstocks input to other
   refinery units)................    708     491     146      43        28
For the year ended
  December 31, 1996 Inputs proc-
   essed
   Crude oil and condensate.......    615     425     121      47        22
   Additional feedstocks input to
    other refinery units..........    117      26      76      14         1

--------
 * Represents 25% interest in the Karlsruhe refinery.
** Represents 16.33% interest in two Czech Republic refineries.

  Utilization of refinery capacity depends on the market demand for petroleum products, availability of crude oil and other feedstocks, and the economics of converting crude oil into refined products.

MARKETING

  In the United States, the company sells refined products at retail in 34 states, principally under the "Conoco" brand. In addition, the company markets a wide range of products other than at retail in all 50 states and the District of Columbia. Refined products are also sold in Austria, Germany and the United Kingdom under the "Jet" and "Conoco" brands; in Belgium, France and Luxembourg under the "Seca" brand; and in Switzerland under the "OK Coop" brand. The "Jet" brand is used for marketing in the Czech Republic,

Denmark, Finland, Hungary, Norway, Poland, Slovakia, Spain, Sweden and Thailand. A joint venture in Turkey markets under the "TABAS" brand.

  During 1996, Conoco sold its marketing subsidiary in Ireland to Statoil.

SUPPLY AND TRANSPORTATION

  The company has an extensive pipeline system for crude oil and refined products. Information concerning daily pipeline shipments is presented below:

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                      (THOUSANDS OF BARRELS)
Average Daily Pipeline Shipments
  Pipeline shipments of consolidated companies.......     845      873      849
  Equity in shipments of nonconsolidated affiliates..     360      358      365

  Conoco Pipe Line Company (CPL), a wholly owned subsidiary and operator of the company's U.S. petroleum pipeline system, transported approximately 814 thousand barrels per day of crude oil and refined products in 1996. In addition to pipeline facilities, CPL operates, under a management contract, three marine terminals, one coke-exporting facility, and 43 product terminals located throughout the United States. These facilities are wholly or jointly owned by the company. Crude oil is gathered in the Rocky Mountain, mid-continent, and southern Louisiana areas primarily for delivery to local refiners. Refined products pipelines are located in the Rocky Mountain and mid-continent areas to serve regional demand centers. Other U.S. transportation assets include numerous tank cars, barges, tank trucks, and other motor vehicles.

  The company also operates a fleet of seagoing crude oil tankers. These vessels, principally of Liberian registry, are described as follows:

                                                 1996       1995       1994
                                              ----------- ---------- ----------
                                              (THOUSANDS OF DEADWEIGHT TONS)
Controlled Seagoing Vessel Capacity Owned or
 Leased......................................       1,006       881        881
                                              =========== =========  =========
Number of Vessels 80,000 DWT and Above             (NUMBER OF VESSELS)
  Single Hull................................           3         3          3
  Double Hull................................           5         4          4
                                              ----------- ---------  ---------
    Total Vessels............................           8         7          7
                                              =========== =========  =========

ITEM 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF fungicide would be found to be a contributor to the claimed damage, DuPont began paying crop-damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF fungicide was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. About 60 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. The remaining cases include both alleged personal injury and crop damage cases. Four cases recently filed in West Virginia contain allegations that "Benlate" 50 DF fungicide caused personal injuries. The appeal of a June 1996 verdict of $3,980,000 against DuPont in a personal injury action involving "Benlate" 50 DF fungicide brought in Florida is still pending. Two appeals from adverse jury verdicts in crop damage cases are also still pending. The United States Court of Appeals for the Eleventh Circuit has reversed and remanded an order of a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF fungicide case to go to trial. The Eleventh Circuit ordered that a different judge shall preside over the matter on remand; DuPont awaits further proceedings. A shareholder derivative action filed in the same Georgia federal district court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF fungicide litigation has been stayed pending resolution of DuPont's appeal of the sanctions order mentioned above. A putative securities fraud class action filed by a shareholder in federal district court in Florida against the company and the Chairman in September 1995 is also still pending, in which it is alleged that DuPont made false and misleading statements and omissions about the "Benlate" 50 DF fungicide litigation with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. A lawsuit has been filed in a separate Georgia federal court (the Northern District) by five growers alleging fraud based on, among other things, the assertion that at the time of their settlements with DuPont they were unaware of alleged discovery abuse by DuPont. Two similar cases have been filed in Hawaii, one of which was recently transferred to the Northern District federal court in Georgia. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to defend against those allegations in ongoing matters.

  Since 1989, DuPont has been named as a defendant in numerous homeowner lawsuits in various state and federal courts alleging property damage resulting from leaks in certain polybutylene plumbing systems. In most cases, DuPont is a codefendant with Shell, Hoechst-Celanese, and parts manufacturers. The polybutylene plumbing systems consist of sections of flexible pipe extruded from polybutylene connected with fittings made from acetal. Shell Chemical is the sole producer of polybutylene; the acetals are provided by Hoechst-Celanese and DuPont. In 1995 DuPont settled a national class action lawsuit involving the plumbing systems by agreeing to contribute up to 10% of the cost of repair and replacement of the plumbing systems. DuPont's total contribution under the settlement is capped at $120 million. Several dozen cases involving individual or groups of homeowners who have opted out of the settlement remain pending.

  The company's balance sheets reflect accruals for estimated costs associated with both of these matters. Adverse changes in estimates of such costs could result in additional future charges.

  On June 28, 1991, DuPont entered into a voluntary agreement with the U.S. Environmental Protection Agency (EPA) to conduct an audit of the U.S. sites under the Toxic Substance Control Act (TSCA). Participation in the audit agreement was not an admission of TSCA noncompliance. Maximum stipulated penalties under the agreement were capped at $1 million. The first phase of the audit was completed, but a second phase of the audit, set to begin after EPA's issuance of new reporting criteria (delayed since 1991), was cancelled in June 1996 by the EPA. The EPA has now issued a consent order/agreement assessing a $1 million dollar penalty against DuPont. The penalty has been paid and the matter is closed.

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

  On May 30, 1995, DuPont received a complaint from the EPA alleging that in 24 instances between 1990 and 1991, DuPont distributed or sold certain benomyl fungicide products in violation of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The EPA has proposed a civil penalty of $120,000. The EPA's allegations are based on the contention that an analysis by EPA in 1994 indicated that an impurity, which is part of DuPont's statement of formula, had slightly exceeded an upper certified limit established by EPA. On January 6, 1997, the Administrative Law Judge issued an Order ruling in DuPont's favor on its motion for an accelerated decision. The Administrative Law Judge's Order is before the Environmental Appeals Board for review.

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

  On December 5, 1995, the Kentucky Natural Resources and Environmental Protection Cabinet filed an administrative complaint against DuPont as a result of an oleum release at DuPont's Wurtland, Kentucky, facility on August 20, 1995. The complaint alleged the release was above statutorily reportable quantities, was not reported in a timely fashion, caused an environmental emergency and presented an imminent and substantial danger to public health and welfare. The State of Kentucky sought penalties of a least $600,000 as well as reimbursement for response costs. DuPont has reached an agreement in principle with the State to settle the matter. Under the settlement, DuPont would pay a penalty of $125,000 and expend $460,000 to implement supplemental environmental projects. The settlement is subject to final agreement and issuance of an Agreed Order.

  In January of 1996, the Department of Justice (DOJ) notified Conoco Pipe Line Company (CPL) of its intention to file a lawsuit under the Clean Water Act and the Oil Pollution Act for damages allegedly caused by releases from CPL's pipeline between 1991 and 1994. The DOJ sought the maximum civil penalty of $594,000. In December 1996, CPL reached a settlement with the DOJ and EPA under which CPL will pay a penalty of $112,500 and replace certain parts of the pipeline. It is anticipated that the penalty will be paid during the first quarter of 1997.

  On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company (YPL) and the Conoco Pipe Line Company as a part owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. Since the duration of the discharge is in dispute, the penalty calculation is uncertain although it is expected to exceed $100,000. The parties are attempting to negotiate a settlement of the matter.

  On July 17, 1996, DuPont's Belle, West Virginia, plant entered into a Final Order with the West Virginia Department of Environmental Protection (WVDEP), resolving certain alleged violations at the Belle Plant noted by the WVDEP during a series of audits. The violations cited centered on certain training and recordkeeping practices as well as the handling of a solvent characterized by the WVDEP as a hazardous waste. Under the terms of the Order, DuPont will pay a fine of $274,075 and undertake several supplemental environmental projects with an expected cost of $174,500.

  In August 1996, the EPA and the Colorado Department of Health (CDH) notified Conoco and the Colorado Refining Company (CRC) that they intended to seek a penalty of $1,273,651 from the two companies in connection with faulty analytical work performed by an outside contractor as part of certain remedial activities undertaken at Conoco and CRC's Denver Refinery. On December 20, 1996, Conoco entered into a Compliance Order on Consent with the State of Colorado and the EPA. The total settlement amount is $475,000 of which 80% will be offset by two supplemental environmental projects. Conoco will pay the remaining 20% in the form of a cash payment of $95,000. CRC has been unable to reach agreement on the terms of a settlement with the state and the EPA.

  On October 17, 1996, the West Virginia Department of Environmental Protection (WVDEP) notified DuPont that it intended to seek damages and penalties for alleged violations of state regulations concerning operation of a landfill and permitted discharge limits at DuPont's Dry Run Landfill which supports DuPont's Washington Works facility in Parkersburg, West Virginia. The WVDEP entered an Administrative Order on December 31, 1996, to resolve this matter. The Order required DuPont to undertake certain remedial action and make certain improvements at the Dry Run Landfill. In addition, DuPont was required to pay a civil penalty of $200,000 and to undertake a supplemental environmental project valued at $50,000. All required actions have been taken and the penalty paid. The matter is closed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 7, 1997, of the company's executive officers.

                                                                      EXECUTIVE
                                                                       OFFICER
                                                                  AGE   SINCE
                                                                  --- ---------
President and Chief Executive Officer
  John A. Krol(1)................................................  60   1987
Other Executive Officers:
  Jerald A. Blumberg, Executive Vice President...................  57   1990
  Archie W. Dunham, Executive Vice President(1)..................  58   1985
  Gary W. Edwards, Senior Vice President.........................  55   1991
  Kurt M. Landgraf, Senior Vice President and Chief Financial
   Officer.......................................................  50   1996
  Charles O. Holliday, Jr., Executive Vice President.............  48   1992
  Robert E. McKee, III, Senior Vice President....................  51   1992
  Joseph A. Miller, Jr., Senior Vice President and Chief
   Technology Officer............................................  55   1994
  Stacey J. Mobley, Senior Vice President........................  51   1992
  Howard J. Rudge, Senior Vice President and General Counsel.....  61   1994

--------
(1) Member of the Board of Directors.

  The company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed. Each officer named above has been an officer or an executive of DuPont, its subsidiaries, or an affiliate during the past five years.

                                    PART II

  Information with respect to the following Items can be found on the indicated pages of Exhibit 13 if not otherwise included herein.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 158,121 at December 31, 1996 and 156,479 at March 7, 1997.

                                                                         PAGE(S)
                                                                         -------
Quarterly Financial Data:
  Dividends Per Share of Common Stock...................................     57
  Market Price of Common Stock (High/Low)...............................     57

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations.................................................     58
  Financial Position at Year End........................................     58
  Ratios................................................................     58
  General...............................................................     58

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

Letter to Stockholders..................................................    1-3*
Industry Segment Reviews:
  Chemicals.............................................................     14
  Fibers................................................................     15
  Life Sciences.........................................................  16-17
  Polymers..............................................................  17-18
  Petroleum.............................................................  18-19
  Diversified Businesses................................................     20
Management's Discussion and Analysis:
  Analysis of Operations................................................  21-22
  Financial Condition and Cash Flows....................................  22-24
  Financial Instruments.................................................  24-25
  Environmental Matters.................................................  25-27

  DuPont's Board of Directors has approved a two-for-one split of DuPont common stock and the resulting increase in the number of authorized shares of common stock from 900 million to 1.8 billion shares in order to effectuate the split. This action is subject to the approval by DuPont's stockholders at the Annual Meeting on April 30, 1997, in Wilmington, Delaware. The split would apply to shareholders of record on May 15, 1997.
--------
* Includes text of letter except for photograph and related caption on page 2 and the chart on page 3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)
                                                                        -------
Financial Statements:
  Report of Independent Accountants...................................      28
  Consolidated Income Statement for 1996, 1995 and 1994...............      29
  Consolidated Balance Sheet as of December 31, 1996 and December 31,
   1995...............................................................      30
  Consolidated Statement of Stockholders' Equity for 1996, 1995 and
   1994...............................................................      31
  Consolidated Statement of Cash Flows for 1996, 1995 and 1994........      32
  Notes to Financial Statements.......................................   33-50
Supplemental Financial Information:
  Supplemental Petroleum Data:
   Oil and Gas Producing Activities...................................   51-56
Quarterly Financial Data and related notes for the following items for the two years 1996 and 1995:
  Sales...............................................................      57
  Cost of Goods Sold and Other Expenses...............................      57
  Net Income..........................................................      57
  Earnings Per Share of Common Stock..................................      57
  Dividends Per Share of Common Stock.................................      57
  Market Price of Common Stock........................................      57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1997 Annual Meeting Proxy Statement dated March 21, 1997, filed in connection with the Annual Meeting of Stockholders to be held April 30, 1997. However, information regarding executive officers is contained in Part I of this report (page 15) pursuant to General Instruction G of this form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         PAGE(S)
                                                                         -------
Election of Directors...................................................   4-7
Compliance With the Securities Exchange Act.............................     9

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors...............................................   2-3
Compensation and Stock Option Information...............................  9-15
Retirement Benefits.....................................................    16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT

Beneficial Ownership of Securities......................................   8-9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors...................................................   4-7

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

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1996.

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

    3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
   3.1    Company's Certificate of Incorporation, as last amended December 22,
          1989 (incorporated by reference to Exhibit 3.1 of the company's
          Annual Report on Form 10-K for the year ended December 31, 1994).
   3.2    Company's Bylaws, as last revised January 29, 1997.
   3.3    Company's Bylaws, as last revised December 1, 1996.
   3.4    Company's Bylaws, as last revised January 1, 1996 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).
   4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
  10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991.
  10.2*   The DuPont Stock Accumulation and Deferred Compensation Plan for
          Directors, (formerly the Deferred Compensation Plan For Directors), as last amended effective January 1, 1996, and approved by shareholders at the company's 1996 Annual Meeting of Shareholders
          (incorporated by reference to Exhibit 10.12 of the company's
          Quarterly Report on Form 10-Q for the period ended March 31, 1996).
  10.3*   Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996.
  10.4*   Company's Pension Restoration Plan, as last amended effective June 4,
          1996.
  10.5.1* Retirement Restoration Plan I of Conoco Inc., adopted by the Board of
          Directors on December 18, 1995 (incorporated by reference to Exhibit
          10.6.1 of the company's Annual Report on Form 10-K for the year ended
          December 31, 1995).

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
  10.5.2* Retirement Restoration Plan II of Conoco Inc., adopted by the Board of Directors on December 18, 1995 (incorporated by reference to
          Exhibit 10.6.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).
  10.6*   Company's Stock Performance Plan, as last amended effective September
          28, 1994 (incorporated by reference to Exhibit 10.7 of the company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994).
  10.7*   Company's Variable Compensation Plan, as last amended effective
          November 24, 1993, reflecting changes approved by the Board on that date for Shareholder approval on April 27, 1994 (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form
          10-Q for the quarter ended March 31, 1994).
  10.8*   Company's Salary Deferral & Savings Restoration Plan effective April
          26, 1994 (incorporated by reference to Exhibit 10.9 of the company's
          Quarterly Report on Form 10-Q for the quarter ended September 30,
          1994).
  10.9*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
          Directors on January 25, 1995 (incorporated by reference to Exhibit
          10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
  10.10*  Letter Agreement and Consulting Agreement, dated as of October 9,
          1995, between the company and C. S. Nicandros (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-
          K for the year ended December 31, 1995).
  10.11*  Company's 1997 Corporate Sharing Plan, adopted by the Board of
          Directors on January 29, 1997.
  11      Statement re calculation of earnings per share.
  12      Statement re computation of the ratio of earnings to fixed charges.
  13      The 1996 "Letter to Stockholders," Industry Segment Reviews, and
          Financial Information Section of the Annual Report to Shareholders
          for the year ended December 31, 1996, which are furnished to the
          Commission for information only, and not filed except as expressly incorporated by reference in this Report.
  21      Subsidiaries of the Registrant.
  23      Consent of Independent Accountants.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On October 23, 1996, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7, "Financial
  Statements and Exhibits," the Registrant's Earnings Press Release, dated October 23, 1996, was filed.

    (2) On January 29, 1997, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
  (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7, "Financial
  Statements and Exhibits," the Registrant's Earnings Press Release, dated January 29, 1997, was filed.

    (3) On March 7, 1997, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
  (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other
  Events," the Registrant's Press Release, dated March 3, 1997, was filed announcing a two-for-one common stock split.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AND IN THE CAPACITIES INDICATED, AS OF THE 24TH DAY OF MARCH 1997.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                      K. M. Landgraf
                                          By:
                                              ---------------------------------
                                                      K. M. LANDGRAF
                                               SENIOR VICE PRESIDENT--DUPONT
                                                          FINANCE
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED AS OF THE 24TH DAY OF MARCH 1997, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

                             CHAIRMAN OF THE BOARD:

                               E. S. Woolard, Jr.
                             ---------------------
                               E. S. WOOLARD, JR.

PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR:
   (PRINCIPAL EXECUTIVE OFFICER):

             J. A. Krol
-------------------------------------
             J. A. KROL

    EXECUTIVE VICE PRESIDENT AND
              DIRECTOR:

            A. W. Dunham
-------------------------------------
            A. W. DUNHAM

DIRECTORS:

           P. N. Barnevik                             L. D. Juliber
-------------------------------------     -------------------------------------
           P. N. BARNEVIK                             L. D. JULIBER


            A. F. Brimmer                             W. K. Reilly
-------------------------------------     -------------------------------------
            A. F. BRIMMER                             W. K. REILLY


           L. C. Duemling                           H. R. Sharp, III
-------------------------------------     -------------------------------------
           L. C. DUEMLING                           H. R. SHARP, III


            E. B. Du Pont                              C. M. Vest
-------------------------------------     -------------------------------------
            E. B. DU PONT                              C. M. VEST


            C. M. Harper                               G. Watanabe
-------------------------------------     -------------------------------------
            C. M. HARPER                               G. WATANABE

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

  3.2      Company's Bylaws, as last revised January 29, 1997.

  3.3      Company's Bylaws, as last revised December 1, 1996.

  3.4 Company's Bylaws, as last revised January 1, 1996 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).

   4 The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

 10.1*     Company's Corporate Sharing Plan, as last amended August 28, 1991.

 10.2*     The DuPont Stock Accumulation and Deferred Compensation Plan for
           Directors, (formerly the Deferred Compensation Plan For Directors), as last amended effective January 1, 1996, and approved by shareholders at the company's 1996 Annual Meeting of Shareholders
           (incorporated by reference to Exhibit 10.12 of the company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1996).

 10.3* Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996.

 10.4*     Company's Pension Restoration Plan, as last amended effective
           June 4, 1996.

10.5.1*    Retirement Restoration Plan I of Conoco Inc., adopted by the Board of
           Directors on December 18, 1995 (incorporated by reference to Exhibit
           10.6.1 of the company's Annual Report on Form 10-K for the year ended
           December 31, 1995).

10.5.2* Retirement Restoration Plan II of Conoco Inc., adopted by the Board of Directors on December 18, 1995 (incorporated by reference to Exhibit 10.6.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).


------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


Exhibit
Number                                 Description
--------                               -----------

 10.6*     Company's Stock Performance Plan, as last amended effective
           September 28, 1994 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1994).

 10.7*     Company's Variable Compensation Plan, as last amended effective
           November 24, 1993, reflecting changes approved by the Board on that date for Shareholder approval on April 27, 1994 (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

 10.8*     Company's Salary Deferral & Savings Restoration Plan effective
           April 26, 1994 (incorporated by reference to Exhibit 10.9 of the company's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1994).

 10.9*     Company's 1995 Corporate Sharing Plan, adopted by the Board of
           Directors on January 25, 1995 (incorporated by reference to
           Exhibit 10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.10*     Letter Agreement and Consulting Agreement, dated as of October 9,
           1995, between the company and C. S. Nicandros (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.11*     Company's 1997 Corporate Sharing Plan, adopted by the Board of
           Directors on January 29, 1997.

  11       Statement re calculation of earnings per share.

  12       Statement re computation of the ratio of earnings to fixed charges.

  13       The 1996 "Letter to Stockholders," Industry Segment Reviews, and
           Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 1996, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

  21       Subsidiaries of the Registrant.

  23       Consent of Independent Accountants.



-----------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.