Form 10-Q
period 1997-05-07
DUPONT E I DE NEMOURS & CO
filed 1997-05-07
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997

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


                           Yes   X         No


564,476,141 shares (excludes 12,954,984 shares held by DuPont's
  Flexitrust) of common stock, $0.60 par value, were outstanding at April 30, 1997.

                                                                   Form 10-Q



                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents

                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................       6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       7

    Industry Segment Performance ................................      7-9

    Consolidated Industry Segment Information ...................      10

    Financial Condition .........................................      11

Part II

  Item 1.  Legal Proceedings ....................................     12-14

  Item 4.  Submission of Matters to a Vote of Security Holders ..     14-15

  Item 6.  Exhibits and Reports on Form 8-K .....................      16

Signature .......................................................      17

Exhibit Index ...................................................      18

Exhibit 3.2 - Company's Bylaws, as Last Revised April 30, 1997 ..      19

Exhibit 10.12 - Company's Retirement Income Plan for Directors,
  as Last Amended August 1995 ...................................      20

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      21


                                                             Form 10-Q



                    PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                   Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                       March 31
----------------------------------------------------------------------
(Dollars in millions, except per share)             1997       1996
---------------------------------------------------------------------
SALES ..........................................   $11,211    $10,769
Other Income ...................................       339        362
                                                   -------    -------
    Total ......................................    11,550     11,131
                                                   -------    -------
Cost of Goods Sold and Other Expenses ..........     8,275      7,985
Selling, General and Administrative Expenses ...       632        740
Depreciation, Depletion and Amortization .......       604        653
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ........        91         79
Interest and Debt Expense ......................       149        204
                                                   -------    -------
    Total ......................................     9,751      9,661
                                                   -------    -------
EARNINGS BEFORE INCOME TAXES ...................     1,799      1,470
Provision for Income Taxes .....................       779        591
                                                   -------    -------
NET INCOME .....................................   $ 1,020    $   879
                                                   =======    =======


EARNINGS PER SHARE OF COMMON STOCK<Fb>..........   $  1.80    $  1.57
                                                   =======    =======
DIVIDENDS PER SHARE OF COMMON STOCK ............   $   .57    $   .52
                                                   =======    =======


See page 6 for Notes to Financial Statements.



                                                                                  Form 10-Q


                                                                          Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                       March 31
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                       1997       1996
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ........................................................     $ 1,020      $ 879
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ......................         604        653
      Dry Hole Costs and Impairment of Unproved Properties ..........          40         35
      Other Noncash Charges and Credits - Net .......................          41       (242)
      Change in Operating Assets and Liabilities - Net ..............      (1,118)      (507)
                                                                          -------      -----

        Cash Provided by Operations .................................         587        818
                                                                          -------      -----

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ........................        (699)      (701)
  Investment in Affiliates ..........................................        (138)      (100)
  Proceeds from Sales of Assets .....................................          48        228
  Investments in Short-Term Financial Instruments - Net .............        (329)      (275)
  Miscellaneous - Net ...............................................         (21)         6
                                                                          -------      -----

        Cash Used for Investment Activities .........................      (1,139)      (842)
                                                                          -------      -----

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ....................................        (325)      (293)
  Net Increase (Decrease) in Borrowings .............................       1,423        (27)
  Purchase of Treasury Stock ........................................        (107)        -
  Proceeds from Exercise of Stock Options ...........................          64        159
  Additions to Minority Interests ...................................         -          297
                                                                          -------      -----

        Cash Provided by Financing Activities .......................       1,055        136
                                                                          -------      -----

Effect of Exchange Rate Changes on Cash .............................         (91)       (23)
                                                                          -------      -----

INCREASE IN CASH AND CASH EQUIVALENTS ...............................     $   412      $  89
                                                                          =======      =====



See page 6 for Notes to Financial Statements.



                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                                            March 31      December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1997           1996
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,478         $ 1,066
  Marketable Securities ............................................................          577             253
  Accounts and Notes Receivable ....................................................        5,856           5,193
  Inventories<Fc> ..................................................................        4,075           3,706
  Prepaid Expenses .................................................................          426             297
  Deferred Income Taxes ............................................................          596             588
                                                                                          -------         -------
    Total Current Assets ...........................................................       13,008          11,103
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (March 31, 1997 - $29,578; December 31, 1996 - $29,336) .............       21,012          21,213
INVESTMENT IN AFFILIATES ...........................................................        2,413           2,278
OTHER ASSETS .......................................................................        3,459           3,393
                                                                                          -------         -------
    TOTAL ..........................................................................      $39,892         $37,987
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,656         $ 2,757
  Short-Term Borrowings and Capital Lease Obligations ..............................        5,334           3,910
  Income Taxes .....................................................................          778             526
  Other Accrued Liabilities ........................................................        3,509           3,794
                                                                                          -------         -------
    Total Current Liabilities ......................................................       12,277          10,987
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        5,070           5,087
OTHER LIABILITIES ..................................................................        8,374           8,451
DEFERRED INCOME TAXES ..............................................................        2,255           2,133
                                                                                          -------         -------
    Total Liabilities ..............................................................       27,976          26,658
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          640             620
                                                                                          -------         -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..................................................................          237             237
  Common Stock, $.60 par value; 900,000,000 shares authorized; shares issued
    at March 31, 1997 - 577,941,125; December 31, 1996 - 579,042,725 ...............          347             347
  Additional Paid-In Capital .......................................................        6,691           6,676
  Reinvested Earnings ..............................................................        5,517           4,931
  Cumulative Translation Adjustments ...............................................         (130)            (23)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits,
    at Market (Shares:  March 31, 1997 - 13,074,264; December 31,
    1996 - 15,495,795) .............................................................       (1,386)         (1,459)

                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       11,276          10,709
                                                                                          -------         -------
    TOTAL ..........................................................................      $39,892         $37,987
                                                                                          =======         =======

See page 6 for Notes to Financial Statements.


                                                                   Form 10-Q



                      NOTES TO FINANCIAL STATEMENTS
                 (Dollars in millions, except per share)


[FN]
<Fa>These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of 1996 data have been made to conform to 1997 classifications.

<Fb>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                                   Three Months Ended
                                        March 31
                                   ------------------
                         1997          564,777,476
                         1996          557,711,183

    The 13,074,264 shares held by the Flexitrust at March 31, 1997, are not considered outstanding in computing the foregoing average shares out-standing. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented do not result in materially dilutive primary or fully diluted earnings per share. The effect of the Financial Accounting Standards Board, "Statement of Financial Accounting Standards No. 128, Earnings Per Share," is discussed on page 7.

    In the first quarter 1997, DuPont's Board of Directors approved a two-for-one split in DuPont common stock. The approval was subject to an amendment of the company's Charter increasing the number of authorized common shares. The amendment was approved by the company's shareholders at its Annual Meeting on April 30, 1997. The effective date of the split is May 15, 1997. On May 15 the number of common shares authorized will increase to 1.8 billion shares and the per share par value will decrease from $.60 to $.30. On this post-split basis earnings per share for the first quarter 1997 and 1996 would be $.90 and $.79, respectively.

<Fc>Inventories                                  March 31       December 31
    -----------                                    1997            1996
                                                 --------       -----------
    Chemicals ............................        $  316          $  281
    Fibers ...............................           679             692
    Polymers .............................           683             620
    Petroleum ............................         1,391           1,270
    Life Sciences ........................           704             561
    Diversified Businesses ...............           302             282
                                                  ------          ------
      Total ..............................        $4,075          $3,706
                                                  ======          ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported record first quarter earnings of $1.80 per share, exceeding the $1.57 per share earned in the first quarter of 1996. Net income totaled $1,020 million and was up
         16 percent compared to $879 million earned in 1996. Excluding a $.04 per share nonrecurring charge in last year's first quarter, earnings per share increased 12 percent from 1996. The quarter reflects record Petroleum and near-record Fibers segment earnings, up 55 percent and 30 percent, respectively, from last year's first quarter.

                 Sales for the first quarter were $11.2 billion, up
         4 percent from $10.8 billion last year. Volumes remained strong in most Chemicals and Specialties markets, but selling prices were down largely due to the stronger dollar. Increased petroleum sales principally reflect higher oil and natural gas prices.

                 In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings Per Share." This Standard becomes effective for the company in the fourth quarter 1997 and requires two presentations of earnings per share -- "basic" and "diluted." Had this Standard been in effect for the first quarter 1997 earnings per share would have been:

                        Basic    -  $1.80 (same as reported)

                        Diluted  -  $1.77

         "Diluted Earnings Per Share" is less than "Basic Earnings Per Share," principally due to the assumed increase in the number of average shares outstanding resulting from outstanding options where the average market price of the company's common stock during the first quarter 1997 was in excess of related option prices.

             (2) Industry Segment Performance:

                  The following text and accompanying "Consolidated Industry Segment Information" table compares first quarter 1997 results with first quarter 1996, for each industry segment, excluding the earnings impact of 1996 nonrecurring items and adjusting sales for changes in business composition.

                                                                 Form 10-Q



                 Combined sales for Chemicals and Specialties segments were $5.9 billion, up 3 percent after adjusting the prior year for businesses divested or placed in joint ventures. Volumes were up 7 percent, with the United States up 6 percent, Europe up
         5 percent, and combined other regions up 13 percent. Selling prices declined 4 percent, down 1 percent for the United States and an average of 7 percent for other regions, with 5 of the 7 percent decline attributable to currency.

                 Petroleum segment sales were $5.4 billion, up 15 percent over last year. Crude oil prices averaged $20.52 per barrel for the period, 15 percent higher than last year. U.S. natural gas prices were 63 percent higher averaging $2.81 per thousand cubic feet, while worldwide gas prices increased 42 percent to $3.05 per thousand cubic feet. Crude oil production decreased 5 percent while natural gas deliveries were down 9 percent because of the milder winter.

              o Chemicals segment earnings were $143 million, the same as last year as lower white pigments earnings were offset by higher results in specialty chemicals. Segment sales increased 1 percent as 10 percent higher sales volume was nearly offset by 9 percent lower selling prices, primarily due to significantly lower selling prices for white pigments.

              o Fibers segment earnings of $233 million were up 30 percent from $179 million last year, reflecting strong demand in most market segments. "Lycra" brand spandex, "Dacron" polyester and nylon all recorded strong earnings gains. Segment sales were 10 percent higher, reflecting
                 11 percent higher volume partly offset by 1 percent lower prices.

              o Polymers segment earnings were $208 million, up 5 percent from $198 million in 1996. Higher earnings from automo-tive products were partly offset by lower earnings from the engineering polymers and fluoropolymers businesses. Segment sales were up 4 percent, reflecting 8 percent higher volumes partly offset by 4 percent lower prices.

              o Petroleum segment earnings were an all time record of $331 million, up $117 million, or 55 percent from $214 million in 1996. Upstream earnings were $269 million, up 41 percent, largely reflecting higher crude oil and natural gas prices. Despite higher crude costs, downstream earnings were $62 million, up
                 170 percent, reflecting higher margins and additional refinery production. Lower costs and better operating performance also contributed to the improvement.

                                                                 Form 10-Q



              o  Life Sciences segment earnings were $141 million, down
                 37 percent from $223 million in 1996. This reflects lower earnings from both pharmaceuticals and agricultural products. The decrease in pharmaceuticals earnings results from the anticipated reduced allocation of operating income to DuPont from the DuPont Merck joint venture. Agricultural products earnings declined primarily due to adverse currency effects in Europe and Asia, and lower volume largely in Japan. Segment sales were down 6 percent reflecting 4 percent lower selling prices and 2 percent lower sales volume.

              o  Diversified Businesses segment earnings totaled
                 $56 million, down $4 million or 7 percent. Earnings reflect improved results from photopolymer and electronic materials, offset by lower earnings from films, and the absence of earnings from medical products businesses that were divested in 1996. Segment sales decreased 5 percent, reflecting 4 percent higher volume, more than offset by 9 percent lower selling prices.


                                                            Form 10-Q



E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                Three Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION            March 31
----------------------------------------------------------------------
(Dollars in millions)                            1997       1996
---------------------------------------------------------------------
SALES
-----
Chemicals .................................     $ 1,006    $   994
Fibers ....................................       1,913      1,744
Polymers ..................................       1,630      1,784
Petroleum .................................       5,360      4,657
Life Sciences .............................         625        667
Diversified Businesses ....................         677        923
                                                -------    -------
    Total .................................     $11,211    $10,769
                                                =======    =======

AFTER-TAX OPERATING INCOME
--------------------------
Chemicals .................................     $   143    $   122<Fa>
Fibers ....................................         233        147<Fa>
Polymers ..................................         208        198
Petroleum .................................         331        214
Life Sciences .............................         141        223
Diversified Businesses ....................          56         93<Fb>
                                                -------    -------
    Total .................................       1,112        997

Interest and Other Corporate
  Expenses Net of Tax .....................         (92)      (118)
                                                -------    -------
NET INCOME ................................     $ 1,020    $   879
----------                                      =======    =======

<Fa> The Chemicals and Fibers segments include a charge of $21 and
     $32, respectively, principally for employee separation costs in the United States.

<Fb> Includes a benefit of $33 related to sale of stock received in connection with the previously sold connector systems business.


                                                                  Form 10-Q


         (b) Financial Condition at March 31, 1997

         DuPont recorded a net cash inflow from operations of $587 million for the first quarter of 1997, as compared with $818 million for the same period in 1996. Higher net income was offset by a $1.1 billion increase in net operating assets and liabilities, as compared to a $0.5 billion increase in the first quarter of 1996. Significant first quarter increases in net operating assets and liabilities are typical, driven by seasonal working capital investment in a number of business units, particularly Agricultural Products. The larger increase in net operating assets and liabilities in 1997 versus 1996 reflects unrealized exchange gains on forward exchange contracts associated with the company's foreign currency hedging program, moderately higher inventories for most businesses and lower current liabilities. Increases in working capital during the first quarter are normally reversed by year-end.

         Year-to-date capital expenditures for plant, property and equipment and investments in equity affiliates were $837 million, up $36 million from the same period last year. The current outlook for capital expenditures for the year is in line with planned expenditures of $4.1 billion. Asset sale activity in the quarter was minimal, totaling $48 million, and consisted primarily of various petroleum properties.

         In February 1997, the company announced a program to purchase shares of DuPont common stock on the open market to offset any ownership dilution due to shares issued under compensation programs. During the quarter, the company spent $107 million to purchase shares under the program; immediately after purchase such shares were retired. The
$1.4 billion increase in borrowings reflects the issuance of commercial paper. These funds were used to finance the increase in working capital and the $412 million increase in cash and cash equivalents. Borrowings at March 31, 1997, total $10.3 billion.

         Certain ratios are shown below:
                                                   At 3/31/97   At 12/31/96
                                                   ----------   -----------
         Cash Flow to Debt (previous
           12 months cash provided by
           operations to total debt)                   59%          71%
         Current Ratio (current assets to
           current liabilities)                       1.1          1.0
         Earnings to Fixed Charges                    8.3          6.8

         The Cash Flow to Debt ratio declined to 59% in the first quarter of 1997 versus year-end primarily due to the $1.4 billion increase in borrow-ings in the quarter, but was three percentage points higher than the first quarter of 1996. Days' sales outstanding averaged 33 days in the first quarter, up one day from the prior quarter, and down three days from the first quarter of last year.

         On April 30, the company increased its common stock dividend by
10.5 percent from $.57 to $.63 per share (pre-split basis) effective in the second quarter 1997.

                                                                   Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damages. Based on the belief that "Benlate" 50 DF fungicide would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF fungicide was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. About 60 of the lawsuits brought against the company since 1991 remain, the rest having been disposed of by trial, dismissal or settlement. The remain-ing cases include both personal injury and crop damage cases. Four cases filed in West Virginia in December 1996 contain allegations that "Benlate" 50 DF fungicide caused personal injuries. The appeal of a June 1996 verdict of $3,980,000 against DuPont in a personal injury action involving "Benlate" 50 DF fungicide is still pending. Two appeals from adverse jury verdicts in crop damage cases are also still pending. The United States Court of Appeals for the Eleventh Circuit has reversed and remanded an order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF fungicide case to go to trial. The Eleventh Circuit ordered that a different judge shall preside over the matter on remand; DuPont awaits further proceedings in the matter. A shareholder derivative action filed in the same Georgia federal district court alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF fungicide litigation has been stayed pending final resolution of DuPont's appeal of the sanctions order mentioned above. A putative securities fraud class action filed by a shareholder in federal district court in Florida against the company and the Chairman in September 1995 is also still pending, in which it is alleged that DuPont made false and misleading statements and omissions about the "Benlate" 50 DF fungicide with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The shareholder class proposed in this case was recently certified. A lawsuit has been filed in a separate Georgia federal court (the Northern District) by five growers alleging fraud based on, among other things, the assertion that at the time of their settlements with DuPont they were unaware of alleged discovery abuse by DuPont. Three cases based on similar allegations of fraud were filed in Hawaii in late 1996. Two were filed in state courts and the third case was filed in Hawaii federal court. One of the cases originally filed in Hawaii state court has been transferred to the Northern District federal court in Georgia. In March 1997, two putative class actions alleging similar fraud claims were filed. One was filed in Florida state court on behalf of growers of ornamental plants in Florida and contains a state civil "racketeering" claim. The other case was filed in Alabama state court and has received conditional class certification. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the alleged damages and intends to defend against those allegations in ongoing matters.

                                                                 Form 10-Q



          The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in estimates of such costs could result in additional future charges.

          On April 12, 1995, the Environmental Protection Agency (EPA) Region V served on DuPont an Administrative Complaint alleging the company's Circleville, Ohio, plant had failed to provide timely notice of a release of chlorine from the plant on January 30, 1993. The complaint sought civil penalties of $125,000. DuPont and the EPA have entered into an Administra-tive Consent Agreement and Consent Order, effective March 6, 1997 under which DuPont will pay a fine of $10,000 and undertake a Supplemental Environmental Project valued at $27,000. This matter is closed.

          On December 5, 1995, the Kentucky Natural Resources and Environ-mental Protection Cabinet filed an administrative complaint against DuPont as a result of an oleum release at DuPont's Wurtland, Kentucky, facility on August 20, 1995. The complaint alleged the release was above statutorily reportable quantities, was not reported in a timely fashion, caused an environmental emergency and presented an imminent and substantial danger to public health and welfare. The State of Kentucky sought penalties of at least $600,000 as well as reimbursement for response costs. The matter was settled with the state effective March 13, 1997. Pursuant to the settle-ment, DuPont paid a civil penalty of $125,000, reimbursed the state's response costs of $1,595 and will undertake $460,000 worth of supplemental environmental projects. This matter is closed.

          On July 17, 1996, DuPont's Belle, West Virginia, plant entered into a Final Order with the West Virginia Department of Environmental Protection (WVDEP), resolving certain alleged violations at the Belle Plant noted by the WVDEP during a series of audits. The violations cited centered on certain training and recordkeeping practices as well as the handling of a solvent characterized by the WVDEP as a hazardous waste. Under the terms of the Order, DuPont will pay a fine of $274,075 and undertake several supple-mental environmental projects with an expected cost of $174,500. This matter is closed.

          In August 1996, the EPA and the Colorado Department of Health
(CDH) notified Conoco and the Colorado Refining Company (CRC) that they intended to seek a penalty of $1,273,651 from the two companies in connec-tion with faulty analytical work performed by an outside contractor as part of certain remedial activities undertaken at Conoco and CRC's Denver Refinery. On December 20, 1996, Conoco entered into a Compliance Order on Consent with the state of Colorado and the EPA. The total settlement amount is $475,000 of which 80% will be offset by two supplemental environmental projects. Conoco has paid the remaining 20% in the form of a cash payment of $95,000. This matter is closed.

                                                                  Form 10-Q



          On March 18, 1997, U.S. EPA Region VIII filed an Administrative Complaint and Compliance Order in which they allege 78 violations of the Resource and Conservation and Recovery Act (RCRA) by Conoco at its refinery in Commerce City, Colorado. The agency is seeking a penalty of $666,771. The allegations involve training, recordkeeping, manifest and permitting issues. Conoco previously settled these allegations with the State of Colorado which is authorized to administer the RCRA program on behalf of U.S. EPA Region VIII. Conoco believes that the penalties are unwarranted and intends to defend itself vigorously against the allegations.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Business transacted at the Annual Meeting:

          A total of 492,944,892 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 30, or
85.1 percent of the shares entitled to be voted. Business was transacted as follows:

      1. ELECTION OF DIRECTORS: The first 13 nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

                                       Votes        Votes Cast Against
                 Director            Cast for          or Withheld
            -------------------     -----------     ------------------
            P. N. Barnevik          490,261,685          2,683,207
            A. F. Brimmer           489,639,424          3,305,468
            L. C. Duemling          490,242,760          2,702,132
            A. W. Dunham            490,199,884          2,744,937
            E. B. du Pont           490,485,586          2,459,306
            C. M. Harper            490,016,642          2,928,250
            L. D. Juliber           490,333,415          2,611,477
            J. A. Krol              490,261,381          2,683,511
            W. K. Reilly            490,417,813          2,527,079
            H. R. Sharp, III        490,253,999          2,690,893
            C. M. Vest              490,421,735          2,523,157
            G. Watanabe             490,135,858          2,809,034
            E. S. Woolard, Jr.      490,356,342          2,588,550
            Floor Nominee                   150                  0

      2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for 1997 was approved by a vote of 491,093,519 shares for, 803,198 shares against, and 1,048,174 abstentions and broker nonvotes.

                                                                  Form 10-Q



      3.  AMENDMENT OF CHARTER TO EFFECT TWO-FOR-ONE COMMON STOCK SPLIT:
          The proposal to amend the Charter to effect two-for-one common stock split was approved by a vote of 490,920,626 shares for and 2,024,264 against including abstentions and broker nonvotes.

      4. AMENDMENT OF VARIABLE COMPENSATION PLAN: The proposal to amend the Variable Compensation Plan was approved by a vote of 475,942,607 shares for and 17,002,282 against including abstentions and broker nonvotes.

      5. POLITICAL CONTRIBUTIONS: A stockholder proposal on political contributions made by the company was defeated by a vote of 423,056,631 shares against, 12,738,882 shares for, and 8,454,287 abstentions and broker nonvotes.

      6. CUMULATIVE VOTING: A stockholder proposal to provide for cumula-tive voting in the election of directors was defeated by a vote of 342,211,940 shares against, 97,161,205 shares for, and 4,876,057 abstentions and broker nonvotes.

      7. CONSIDERING POTENTIAL NOMINEES: A stockholder proposal to give consideration to having a DuPont wage roll employee nominated for election to the Board of Directors was defeated by a vote of 420,732,974 shares against, 15,269,416 shares for, and 8,245,412 abstentions and broker nonvotes.

                                                              Form 10-Q



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

               2. On March 7, 1997, the company filed a Current Report on Form 8-K in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant's Press Release, dated March 3, 1997, was filed announcing a two-for-one common stock split.

               3. On April 23, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 23, 1997, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            May 7, 1997
                              -----------------------------------------




                              By          /s/K. M. Landgraf
                              -----------------------------------------

                                           K. M. Landgraf
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q






                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------

   3.2         Company's Bylaws, as Last Revised April 30, 1997.

 10.12* Company's Retirement Income Plan for Directors, as Last Amended August 1995.

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

                                                     Form 10-Q
                                                     EXHIBIT 3.2









                             BYLAWS
                               OF
              E. I. DU PONT DE NEMOURS AND COMPANY






             Incorporated Under The Laws of Delaware






AS REVISED April 30, 1997

                                                    Form 10-Q
                                                    EXHIBIT 3.2


                             BYLAWS


                                                            Page
                                                            ----
                           ARTICLE I.

MEETING OF STOCKHOLDERS:
  Section  1.  Annual                                         1
  Section  2.  Special                                        1
  Section  3.  Notice                                         1
  Section  4.  Quorum                                         1
  Section  5.  Organization                                   1
  Section  6.  Voting                                         2
  Section  7.  Inspectors                                     2


                           ARTICLE II.

BOARD OF DIRECTORS:
  Section  1.  Number                                         2
  Section  2.  Term                                           2
  Section  3.  Increase of Number                             2
  Section  4.  Resignation                                    2
  Section  5.  Vacancies                                      2
  Section  6.  Regular Meetings                               2
  Section  7.  Special Meetings                               3
  Section  8.  Quorum                                         3
  Section  9.  Place of Meeting, Etc.                         3
  Section 10.  Interested Directors; Quorum                   3


                          ARTICLE III.

COMMITTEES OF THE BOARD:
  Section  1.  Committees                                     4
  Section  2.  Procedure                                      4
  Section  3.  Reports to the Board                           4
  Section  4.  Strategic Direction Committee                  4
  Section  5.  Audit Committee                                5
  Section  6   Environmental Policy Committee                 5
  Section  7.  Compensation Committee                         5
  Section  8.  Corporate Governance Committee                 5


                           ARTICLE IV.

OFFICE OF THE CHIEF EXECUTIVE                                 5

                                                    Form 10-Q
                                                    EXHIBIT 3.2




                                                            Page
                                                            ----
                           ARTICLE V.

OFFICERS:
  Section  1.  Officers                                       6
  Section  2.  Chairman of the Board                          6
  Section  3.  President                                      6
  Section  4.  Executive Vice Presidents                      6
  Section  5.  Vice Presidents                                6
  Section  6.  Senior Vice President - Finance                6
  Section  7.  Treasurer                                      6
  Section  8.  Assistant Treasurer                            7
  Section  9.  Controller                                     7
  Section 10.  Assistant Controller                           7
  Section 11.  Secretary                                      7
  Section 12.  Assistant Secretary                            7
  Section 13.  Removal                                        7
  Section 14.  Resignation                                    7
  Section 15.  Vacancies                                      7


                           ARTICLE VI.

MISCELLANEOUS:
  Section  1.  Indemnification of Directors or Officers       8
  Section  2.  Certificate for Shares                         8
  Section  3.  Transfer of Shares                             9
  Section  4.  Regulations                                    9
  Section  5.  Record Date of Stockholders                    9
  Section  6.  Corporate Seal                                 9


                          ARTICLE VII.

AMENDMENTS                                                   10

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

                                                      Form 10-Q
                                                      EXHIBIT 3.2


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

                                                      Form 10-Q
                                                      EXHIBIT 3.2


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

                                                      Form 10-Q
                                                      EXHIBIT 3.2


          SECTION 5. Audit Committee. The Audit Committee shall employ independent public accountants, subject to stockholder ratification at each annual meeting, review the adequacy of internal controls and the accounting principles employed in financial reporting, and shall have such power and perform such duties as may be assigned to it from time to time by the Board. None of the Members of the Audit Committee shall be an officer or employee of the Company or its subsidiaries.

          SECTION 6. Environmental Policy Committee. The
Environmental Policy Committee shall review the Company's environmental policies and practices and shall have such powers and perform such duties as may be assigned to it from time to time by the Board.

          SECTION 7. Compensation Committee. The Compensation Committee shall have the power and authority vested in it by the Compensation Plans of the Company and shall have such powers and perform such duties as may be assigned to it from time to time by the Board. None of the members of the Compensation Committee shall be an officer or employee of the Company or its subsidiaries.

          SECTION 8. Corporate Governance Committee. The Corporate Governance Committee shall recommend to the Board nominees for election as directors of the Company. The Committee shall also have responsibility for reviewing and making recommendations to the Board related to matters on corporate governance and shall have such powers and perform such duties as may be assigned to it from time to time by the Board. None of the members of the Corporate Governance Committee shall be an officer or employee of the Company or its subsidiaries.


                           ARTICLE IV.
                  OFFICE OF THE CHIEF EXECUTIVE


          The Board shall elect an Office of the Chief Executive whose members shall include the President and such other officers as may be designated by the Board. The Office of the Chief Executive shall have responsibility for the strategic direction and operations of all the businesses of the Company and shall have such powers and perform such duties as may be assigned to it from time to time by the Board.

          All significant completed actions by the Office of the Chief Executive shall be reported to the Board at the next succeeding Board meeting, or at its meeting held in the month following the taking of such action.

                                                      Form 10-Q
                                                      EXHIBIT 3.2



                           ARTICLE V.
                            OFFICERS


          SECTION 1. Officers. The officers of the Company shall be a Chairman of the Board, a President, one or more Executive
Vice Presidents, Senior Vice President - Finance and a Secretary.

          The Board and the Office of the Chief Executive, may appoint such other officers as they deem necessary, who shall have such authority and shall perform such duties as may be prescribed, respectively, by the Board or the Office of the Chief Executive.

          SECTION 2. Chairman of the Board. The Chairman of the Board shall preside at all meetings of the stockholders and of the Board. The Chairman may sign and execute all authorized bonds, contracts or other obligations, in the name of the Company, and with the Treasurer may sign all certificates of the shares in the capital stock of the Company.

          SECTION 3. President. The President shall be the chief executive officer of the Company and, subject to the Board and the Office of the Chief Executive, shall have general charge of the business and affairs of the Company and shall perform such other duties as may be assigned to the President by the Board or the Chairman of the Board. In the absence or inability to act of the Chairman of the Board, the President shall perform the duties of the Chairman of the Board.

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

          SECTION 6. Senior Vice President - Finance. The Senior Vice President - Finance shall be the chief financial officer of the Company, and shall have such powers and perform such duties as may be assigned to such Senior Vice President - Finance by the Board or the Office of the Chief Executive.

          SECTION 7. Treasurer. The Board shall appoint a Treasurer. Under the general direction of the Senior Vice President - Finance, the Treasurer shall have such powers and perform such duties as may be assigned to such Treasurer by the Board or the Office of the Chief Executive.

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

          SECTION 9. Controller. The Board may appoint a
Controller. Under the general direction of the Senior Vice
President - Finance, the Controller shall have such powers and perform such duties as may be assigned to such Controller by the Board or the Office of the Chief Executive.

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

          SECTION 2. Certificate for Shares. The shares of the capital stock of the Company shall be represented by certificates unless the Company provides by appropriate action that some or all of any or all classes or series of the Company's stock shall be uncertificated. Notwithstanding the Company's taking such action, to the extent required by law, every holder of stock represented by certificates and, upon request, every holder of uncertificated shares, shall be entitled to a certificate representing the number of shares in the Company owned by such stockholder in such form, not inconsistent with the Certificate of Incorporation, as shall be prescribed by the Board. Certificates representing shares of the capital stock of the Company shall be signed by the Chairman of the Board, President or an Executive Vice President and the Treasurer, Secretary or an Assistant Secretary. Any or all signatures on the certificate, including those of the Transfer Agent and Registrar, may be facsimile.

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

          The seal shall be in the custody of the Secretary. A duplicate of the seal may be kept and used by the Senior Vice President - Finance, any Vice President - DuPont Finance, the Treasurer, or by any Assistant Secretary or Assistant Treasurer.

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




I hereby certify that the foregoing is a true and correct copy of the Bylaws of E. I. du Pont de Nemours and Company.

Witness my hand and the corporate seal of the Company this
             day of                     199  .
------------         ------------------    --




                                     ----------------------------
                                              Secretary

                                                   Form 10-Q
                                                   Exhibit 10.12

















              E. I. DU PONT DE NEMOURS AND COMPANY



              RETIREMENT INCOME PLAN FOR DIRECTORS



                   AS LAST AMENDED August 1995

                                                                 Form 10-Q
                                                                 Exhibit 10.12


                     E. I. DU PONT DE NEMOURS AND COMPANY

                     RETIREMENT INCOME PLAN FOR DIRECTORS


  I.  PURPOSE

      The purpose of the Retirement Income Plan for Directors ("the Plan") is to maintain a compensation package that will continue to attract and retain persons of outstanding competence for membership on the Board of Directors of E. I. du Pont de Nemours and Company (the "Company").

 II.  ELIGIBILITY

      A Director will be eligible for benefits under this Plan if, on the date of retirement from the Board, such directors has served the Company as a director for at lest five years; provided, however, a director who has qualified for an immediate or deferred pension benefit from the Company or any of its subsidiaries is ineligible to participate in the Plan.

III.  AMOUNT OF RETIREMENT BENEFITS

      The annual benefits payable under the Plan shall be equal to one-half of the annual Board retainer (excluding any amounts payable for committee service and the value of any stock granted under the DuPont Stock Accumulation and Deferred Compensation Plan for Directors) in effect on the Director's date of retirement. One-twelfth of such benefits will be paid monthly.

 IV.  DURATION OF BENEFITS

      The monthly benefits provided by this Plan begin in the month following retirement from the Board and shall continue (a) until 120 such monthly payments have been made, or (b) until and including the month in which the retired Director dies, whichever comes first. No death benefits are payable under the Plan.

  V.  NONASSIGNABILITY

      During the Director's lifetime, the right to any retirement benefit shall not be transferable or assignable.

 VI.  INTERPRETATION AND AMENDMENT

      The Plan shall be administered by the Office of the Chairman of the Company. The decision of the Office of the Chairman with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive, and binding. The Office of the Chairman reserves the right to modify this Plan from time to time, or to repeal the Plan entirely.

                                                                                                               Form 10-Q

                                                                                                               Exhibit 12


                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)



                                                                                         Years Ended December 31
                                                      Three Months Ended    -------------------------------------------------
                                                        March 31, 1997        1996      1995     1994      1993       1992
                                                      ------------------    ---------  -------  -------  ---------  ---------
Net Income ........................................        $1,020           $3,636     $3,293   $2,727   $  566<Fa> $  975<Fa>
Provision for Income Taxes ........................           779            2,345      2,097    1,655      392        836
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................            25               59         30       18        5         10
Adjustment for Companies Accounted for
  by the Equity Method ............................            15               81         41       18       41          6
Capitalized Interest ..............................           (40)            (144)      (170)    (143)    (194)      (194)
Amortization of Capitalized Interest ..............            34<Fb>          191<Fb>    154      154      144        101
                                                           ------           ------     ------   ------   ------     ------
                                                            1,833            6,168      5,445    4,429      954      1,734
                                                           ------           ------     ------   ------   ------     ------

Fixed Charges:
  Interest and Debt Expense .......................           154              729        758      559      594        643
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense .....            27               70         71       55       42         62
  Capitalized Interest ............................            40              144        170      143      194        194
  Rental Expense Representative of Interest
    Factor ........................................            30              118        113      118      143        151
                                                           ------           ------     ------   ------   ------     ------
                                                              251            1,061      1,112      875      973      1,050
                                                           ------           ------     ------   ------   ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ...................................        $2,084           $7,229     $6,557   $5,304   $1,927     $2,784
                                                           ======           ======     ======   ======   ======     ======

Number of Times Fixed Charges are Earned ..........           8.3              6.8        5.9      6.1      2.0        2.7
                                                           ======           ======     ======   ======   ======     ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
<Fb>Includes write-off of capitalized interest associated with divested businesses.

