Form 10-Q
period 1997-08-01
DUPONT E I DE NEMOURS & CO
filed 1997-08-01
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

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


                           Yes   X         No


1,130,851,004 shares (excludes 24,431,024 shares held by DuPont's
  Flexitrust) of common stock, $0.30 par value, were outstanding at July 30, 1997.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents

                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       8

    Industry Segment Performance ................................      9-10

    Consolidated Industry Segment Information ...................      11

    Financial Condition .........................................     12-14

    Other Item ..................................................      14

Part II

  Item 1.  Legal Proceedings ....................................     14-16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-17

Signature .......................................................      18

Exhibit Index ...................................................      19

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      20

                                                                                                  Form 10-Q



                                       PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                 Three Months Ended       Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                 June 30                 June 30
-------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                           1997        1996        1997        1996
------------------------------------------------------------------------------------------------------------
SALES ......................................................     $11,402     $11,148     $22,613     $21,917
Other Income ...............................................         313         391         652         753
                                                                 -------     -------     -------     -------
    Total ..................................................      11,715      11,539      23,265      22,670
                                                                 -------     -------     -------     -------
Cost of Goods Sold and Other Expenses ......................       8,328       8,282      16,603      16,267
Selling, General and Administrative Expenses ...............         719         718       1,351       1,458
Depreciation, Depletion and Amortization ...................         584         605       1,188       1,258
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ....................         101          68         192         147
Interest and Debt Expense ..................................         155         172         304         376
                                                                 -------     -------     -------     -------
    Total ..................................................       9,887       9,845      19,638      19,506
                                                                 -------     -------     -------     -------
EARNINGS BEFORE INCOME TAXES ...............................       1,828       1,694       3,627       3,164
Provision for Income Taxes .................................         688         693       1,467       1,284
                                                                 -------     -------     -------     -------
NET INCOME .................................................     $ 1,140     $ 1,001     $ 2,160     $ 1,880
                                                                 =======     =======     =======     =======


EARNINGS PER SHARE OF COMMON STOCK<Fc> .....................     $  1.01     $   .89     $  1.91     $  1.68
                                                                 =======     =======     =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK ........................     $  .315     $  .285     $  0.60     $  .545
                                                                 =======     =======     =======     =======


See Notes to Financial Statements.


                                                                                   Form 10-Q
                                                                          Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                      June 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                     1997         1996
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ......................................................     $ 2,160      $ 1,880
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ....................       1,188        1,258
      Dry Hole Costs and Impairment of Unproved Properties ........          67           46
      Other Noncash Charges and Credits - Net .....................          68         (436)
      Change in Operating Assets and Liabilities - Net ............      (1,308)        (392)
                                                                        -------      -------

        Cash Provided by Operations ...............................       2,175        2,356
                                                                        -------      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ......................      (2,471)      (1,442)
  Investment in Affiliates ........................................        (306)        (159)
  Payments for Businesses Acquired ................................         (41)         (11)
  Proceeds from Sales of Assets ...................................         185        1,158
  Investments in Short-Term Financial Instruments - Net ...........        (302)        (191)
  Miscellaneous - Net .............................................          72          (21)
                                                                        -------      -------

        Cash Used for Investment Activities .......................      (2,863)        (666)
                                                                        -------      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ..................................        (683)        (615)
  Net Increase (Decrease) in Borrowings ...........................       2,204       (1,074)
  Purchase of Treasury Stock ......................................        (181)         -
  Proceeds from Exercise of Stock Options .........................          86          205
  Changes to Minority Interests ...................................         (52)         363
                                                                        -------      -------

        Cash Provided by (Used for) Financing Activities ..........       1,374       (1,121)
                                                                        -------      -------

Effect of Exchange Rate Changes on Cash ...........................        (115)         (50)
                                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................     $   571      $   519
                                                                        =======      =======



See Notes to Financial Statements.


                                       Form 10-Q



CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                        June 30       December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1997           1996
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,637         $ 1,066
  Marketable Securities ............................................................          557             253
  Accounts and Notes Receivable ....................................................        6,082           5,193
  Inventories<Fd> ..................................................................        3,967           3,706
  Prepaid Expenses .................................................................          420             297
  Deferred Income Taxes ............................................................          580             588
                                                                                          -------         -------
    Total Current Assets ...........................................................       13,243          11,103
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (June 30, 1997 - $29,880; December 31, 1996 - $29,336) ..............       22,083          21,213
INVESTMENT IN AFFILIATES ...........................................................        2,578           2,278
OTHER ASSETS .......................................................................        3,505           3,393
                                                                                          -------         -------
    TOTAL ..........................................................................      $41,409         $37,987
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,566         $ 2,757
  Short-Term Borrowings and Capital Lease Obligations ..............................        6,430           3,910
  Income Taxes .....................................................................          559             526
  Other Accrued Liabilities ........................................................        3,618           3,794
                                                                                          -------         -------
    Total Current Liabilities ......................................................       13,173          10,987
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        4,767           5,087
OTHER LIABILITIES ..................................................................        8,453           8,451
DEFERRED INCOME TAXES ..............................................................        2,332           2,133
                                                                                          -------         -------
    Total Liabilities ..............................................................       28,725          26,658
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          606             620
                                                                                          -------         -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at June 30, 1997 - 1,155,282,028; December 31, 1996 - 1,158,085,450 .............         347             347
  Additional Paid-In Capital .......................................................        6,957           6,676
  Reinvested Earnings ..............................................................        6,247           4,931
  Cumulative Translation Adjustments ...............................................         (142)            (23)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits,
    at Market (Shares:  June 30, 1997 - 24,936,831; December 31,
    1996 - 30,991,590) .............................................................       (1,568)         (1,459)

                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       12,078          10,709
                                                                                          -------         -------
    TOTAL ..........................................................................      $41,409         $37,987
                                                                                          =======         =======

See Notes to Financial Statements.


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

    A review of the company's stated accounting policies for derivatives and other financial instruments was made in light of new Security and Exchange Commission disclosure rules in this area. In addition to the related disclosures set forth in the company's Annual Report on Form 10-K for the year ended December 31, 1996, the company's policy on termination of hedges is as follows:

         In the event that a derivative designated as a hedge of a firm commitment or anticipated transaction is terminated prior to the maturation of the hedged transaction, gains or losses realized at termination are deferred and included in the measurement of the hedged transaction. If a hedged transaction matures, or is sold, extinguished or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as a hedge of an anticipated trans-action are reclassified as for trading purposes if the anticipated transaction is no longer likely to occur.

    In June 1997, DuPont formed alliances with Computer Science Corporation
    (CSC) and Andersen Consulting. CSC will operate a majority of DuPont's global information systems and technology infrastructure and will provide selected applications and software services. Andersen Consulting will provide chemical business solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service. The total dollar value of the contracts is in excess of $4,000 over 10 years. Minimum payments due under the contracts are: $195, $336, $275, $221, and $182 for the years 1997, 1998, 1999, 2000 and 2001, respectively, and a total of $885 thereafter.

<Fb>All per share data and common stock information reflect the 2-for-1 common stock split that became effective May 15, 1997.

                                                                   Form 10-Q



                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (Continued)

[FN]
<Fc>Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                        Three Months Ended      Six Months Ended
                             June 30                June 30
                        ------------------      ----------------
              1997         1,129,508,955          1,129,531,826
              1996         1,121,092,814          1,118,257,590

    The 24,936,831 shares held by the Flexitrust at June 30, 1997, are not considered outstanding in computing the foregoing average shares out-standing. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented do not result in materially dilutive primary or fully diluted earnings per share. The effect of the Financial Accounting Standards Board, "Statement of Financial Accounting Standards No. 128, Earnings Per Share," is discussed on page 8.

<Fd>Inventories                                  June 30        December 31
    -----------                                    1997            1996
                                                 -------        -----------
    Chemicals ...........................         $  307          $  281
    Fibers ..............................            681             692
    Polymers ............................            693             620
    Petroleum ...........................          1,427           1,270
    Life Sciences .......................            557             561
    Diversified Businesses ..............            302             282
                                                  ------          ------
      Total .............................         $3,967          $3,706
                                                  ======          ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported net income of $1.1 billion for the second quarter 1997, the highest for any quarter in DuPont's history. Ten percent volume growth in Chemicals and Specialties businesses and continued strong Petroleum results increased earnings 14 percent from last year. Net income for the first six months of 1997 was $2.2 billion, or $1.91 per share, compared to $1.9 billion, or $1.68 per share, in the same period last year.

                 Earnings per share were $1.01, also a record, compared to $.89 earned in 1996. Per share data reflect the 2-for-1 stock split that became effective May 15, 1997. Excluding a net nonrecurring charge of $.03 per share in the second quarter 1996, net income and earnings per share are both up 10 percent. The second quarter's results reflect record earnings from the Fibers and Polymers segments combined with continued strong performance by Petroleum, particularly in downstream operations. In addition, the agricultural products business had a strong quarter, and was a key contributor to sales volume growth in Chemicals and Specialties.

                 In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings Per Share." This Standard becomes effective for the company in the fourth quarter 1997 and requires two presentations of earnings per share -- "basic" and "diluted." Had this Standard been in effect for the second quarter 1997, earnings per share on a pro forma basis would have been:

                                Three Months Ended     Six Months Ended
                                  June 30, 1997         June 30, 1997
                                ------------------     ----------------
             Basic (same as
               reported)              $1.01                 $1.91

             Diluted                  $ .99                 $1.88

         "Diluted Earnings Per Share" is less than "Basic Earnings Per Share," principally due to the assumed increase in the number of average shares outstanding resulting from outstanding options where the average market price of the company's common stock during the three- and six-month periods ended June 30, 1997, was in excess of related option prices.

                                                                   Form 10-Q



             (2) Industry Segment Performance:

                  The following text and accompanying "Consolidated Industry Segment Information" table compares second quarter 1997 results with second quarter 1996, for each industry segment, excluding the earnings impact of 1996 nonrecurring items.

                 Sales for the second quarter totaled $11.4 billion, 2 percent higher than last year. Chemicals and Specialties sales were $6.5 billion, up 6 percent, reflecting 10 percent higher volumes partly offset by 4 percent lower average selling prices. Lower selling prices principally reflect a 7 percent decline in prices outside the United States, largely due to the stronger dollar. Excluding currency effects, selling prices were 1 percent lower. Sales volumes grew 10 percent in the United States and 11 percent in the rest of the world.

                 Petroleum segment sales for the quarter were $4.9 billion, down 2 percent from last year. Crude oil prices averaged $17.78 per barrel for the period, 7 percent lower than last year. World-wide gas prices increased 3 percent to $2.10 per thousand cubic feet while U.S. natural gas prices were essentially flat averaging $1.72 per thousand cubic feet. Crude oil production decreased
         5 percent while natural gas deliveries were down 2 percent.

                 First half sales totaled $22.6 billion, up 3 percent.

              o  Chemicals segment earnings were $137 million, down
                 17 percent from last year principally reflecting lower white pigments earnings. Segment sales increased
                 3 percent as 10 percent higher sales volume was partly offset by 7 percent lower selling prices, primarily due to lower selling prices for white pigments.

              o Fibers segment earnings of $245 million were up 18 percent from $208 million last year, principally reflecting increased earnings for "Lycra" brand spandex, "Dacron" polyester and nonwovens. Segment sales were 7 percent higher, reflecting 10 percent higher volume partly offset by 3 percent lower prices.

              o Polymers segment earnings were $259 million, up 6 percent from $244 million in 1996. Improved results principally reflect higher earnings from packaging and industrial polymers, the DuPont Dow Elastomers joint venture and automotive products. Segment sales were up 4 percent, reflecting 7 percent higher volumes partly offset by 3 percent lower prices.

                                                                 Form 10-Q



              o Petroleum segment earnings of $246 million, a second quarter record, were up 13 percent from $218 million in 1996. Upstream earnings were $158 million, down
                 10 percent, largely reflecting lower crude oil prices and higher exploration costs, partly offset by higher gas production outside the United States and lower taxes. Downstream earnings were $88 million, up 105 percent, reflecting higher worldwide refined product margins. U.S. downstream accounted for most of the improvement, while outside the United States, results were affected by two months of scheduled maintenance turnaround at the Humber refinery in the United Kingdom.

              o Life Sciences segment earnings were $244 million, slightly lower than the $249 million earned in 1996. Excluding the higher allocation of operating income to DuPont in 1996 from the DuPont Merck joint venture, earnings from agricultural products and pharmaceutical operations were up about 20 percent. Agricultural products sales were up 18 percent, reflecting 19 percent higher volume and 1 percent lower prices.

              o  Diversified Businesses segment earnings totaled
                 $84 million, up $33 million or 65 percent. Earnings reflect smaller losses from printing and publishing and the absence of losses from medical products businesses divested in 1996, partly offset by lower earnings from films. After adjusting for divestiture of medical products businesses, segment sales were flat as 9 percent higher volume was offset by 9 percent lower selling prices. The decline in selling prices reflects the effect of a stronger dollar as well as lower prices in polyester films and printing and publishing.

                                                                                                  Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                        Three Months Ended              Six Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                    June 30                        June 30
-------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                   1997           1996          1997       1996
------------------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ......................................     $ 1,113          $ 1,081     $ 2,119      $ 2,075
Fibers .........................................       1,950            1,822       3,863        3,566
Polymers .......................................       1,788            1,714       3,418        3,498
Petroleum ......................................       4,861            4,963      10,221        9,620
Life Sciences ..................................         958              811       1,583        1,478
Diversified Businesses .........................         732              757       1,409        1,680
                                                     -------          -------     -------      -------
    Total ......................................     $11,402          $11,148     $22,613      $21,917
                                                     =======          =======     =======      =======
AFTER-TAX OPERATING INCOME
--------------------------
Chemicals ......................................     $   137          $   165     $   280      $   287<Fa>
Fibers .........................................         245              208         478          355<Fa>
Polymers .......................................         259              299<Fb>     467          497<Fb>
Petroleum ......................................         246              177<Fc>     577          391<Fc>
Life Sciences ..................................         244              186<Fd>     385          409<Fd>
Diversified Businesses .........................          84               66<Fe>     140          159<Fe><Ff>
                                                     -------          -------     -------      -------
    Total ......................................       1,215            1,101       2,327        2,098

Interest and Other Corporate
  Expenses Net of Tax ..........................         (75)            (100)       (167)        (218)
                                                     -------          -------     -------      -------
NET INCOME .....................................     $ 1,140          $ 1,001     $ 2,160      $ 1,880
----------                                           =======          =======     =======      =======

<Fa> The Chemicals and Fibers segments include a charge of $21 and $32, respectively, principally for employee separation costs in the United
     States.
<Fb> Includes a gain of $55 associated with the formation of the DuPont Dow
     Elastomers joint venture.
<Fc> Includes charges of $63 for write-down of investment in a European natural gas marketing joint venture, and $22, principally for employee separation costs in the United States, partly offset by a net benefit of $44 related to environmental insurance recoveries.
<Fd> Includes a charge of $63 associated with "Benlate" 50 DF fungicide recall.
<Fe> Includes a gain of $41 from the sale of certain medical products businesses and a charge of $26, principally, employee separation costs outside the United States, associated with the printing and publishing business.
<Ff> Includes a gain of $33 related to sale of stock received in connection with the previously sold connector systems business.


                                                                  Form 10-Q



         (b) Financial Condition at June 30, 1997

         DuPont recorded a net cash inflow from operations of $2.2 billion for the first half of 1997, as compared with $2.4 billion for the same period in 1996. Other noncash charges and credits in 1996 of $436 million were principally due to higher undistributed earnings from affiliates, primarily The DuPont Merck Pharmaceutical Company, and higher gains on sales of assets versus 1997. Investment in net operating assets and liabilities increased $1.3 billion in the first half of 1997, as compared to a $0.4 billion increase for the same period in 1996. The $0.9 billion increase in 1997 versus 1996 is due to several factors including greater investment in inventories, higher forward exchange contract receivable balances associated with the company's foreign currency coverage program and certain accruals required in 1996 for litigation and business restructuring.

         Year-to-date capital expenditures (purchases of property, plant and equipment and investment in affiliates) were $2.8 billion, up $1.2 billion from the same period last year. The $1.0 billion increase in purchases of property, plant and equipment reflects $0.9 billion for the purchase of gas producing properties in South Texas, as well as increased spending in Chemical and Specialty businesses in support of global growth initiatives. The outlook for capital expenditures for the year 1997, excluding potential payments for businesses acquired, is $5.1 billion (includes $0.9 billion for the South Texas properties), up $1.4 billion from 1996.

         In May 1997, DuPont acquired one hundred percent of the capital stock of Pfister Hybrid Corn Company (Pfister) in exchange for 509,778 shares of DuPont Common Stock. The transaction was completed directly between DuPont and Pfister, and the shares were issued to the Pfister shareholders. The DuPont shares were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended. A Notice of Sale of Securities on Form D was filed with the Securities and Exchange Commission and the Illinois Secretary of State. The transaction, with a value of approximately $27 million, was accounted for under the purchase method of accounting.

         In July 1997, DuPont announced its agreement with ICI to acquire, subject to regulatory approvals, ICI's white pigment business outside North America, its worldwide polyester films, resins and intermediates businesses and all related technologies for about $3 billion. The current expectation is that 1997 will include a payment of approximately $1.4 billion for certain of these businesses in the fourth quarter.

         In July 1997, Genstar Capital LLC purchased DuPont's NEN Life Science Products division for about $118 million. This transaction will not have a material impact on the company's net income.

         In July 1997, DuPont signed letters of intent to sell its worldwide hydrogen peroxide business to Degussa and acquire Degussa's 1,3 propanediol
(PDO) technology for polyester manufacture. Subject to final agreements and government approvals, closing is expected in the fourth quarter. The

                                                                  Form 10-Q



planned hydrogen peroxide sale includes manufacturing facilities in Memphis, Tennessee; Maitland, Ontario; and Gibbons, Alberta. Subject to joint venture partners' approval, DuPont's share of joint ventures in Indonesia and New Zealand is also included.

         DuPont and the Agfa-Gevaert Group, which is part of the Bayer Group, signed a letter of intent in May 1997 to negotiate the acquisition of DuPont's graphics films and offset printing plates businesses by Agfa. On August 1, 1997, DuPont and Agfa announced that they signed an agreement for this transaction, which is anticipated to take place in January 1998.
DuPont will continue to operate its core photopolymer proofing and "Cyrel" flexographic plates businesses. DuPont's 1996 sales in graphics films, offset printing plates, and associated chemicals and equipment totaled nearly $600 million. The transaction is subject to final agreement by DuPont and Agfa and regulatory agencies in the United States and Europe. While specific information is not available at this time, DuPont expects to record a nonrecurring charge against earnings in connection with the proposed transaction.

         In February 1997, the company announced a program to purchase shares of DuPont common stock on the open market to offset any ownership dilution due to shares issued under compensation programs. During the first half of 1997, the company spent $181 million to purchase shares under this program; immediately after purchase, these shares were retired. Share purchases are planned for the second half of the year in accordance with the program.

         Borrowings at June 30, 1997, totaled $11.1 billion and were $2.2 billion above year-end 1996, reflecting increases in commercial paper issued. The additional funds were used, in part, for the South Texas gas producing properties acquisition and contributed to the $0.9 billion increase in cash and cash equivalents and marketable securities.

         In June 1997, Petrozuata C.A., a joint venture between Conoco and Maraven S.A., a wholly owned subsidiary of Venezuela's national petroleum company, sold $1.0 billion in bonds. The venture was formed for what will ultimately be a $2.4 billion project to produce extra-heavy crude oil that will be upgraded to synthetic crude. Total debt financing for the venture will be $1.45 billion. DuPont has executed a guarantee to Petrozuata of Conoco Inc.'s obligations to complete the project or repay its pro rata share of the project's debt if the project is not completed.

         Certain ratios are shown below:
                                                   At 6/30/97   At 12/31/96
                                                   ----------   -----------
         Cash Flow to Debt (previous
           12 months cash provided by
           operations to total debt)                   55%          71%
         Current Ratio (current assets to
           current liabilities)                       1.0          1.0
         Earnings to Fixed Charges                    8.2          6.8

                                                          Form 10-Q



         The Cash Flow to Debt ratio was down in the first half 1997 versus year-end primarily due to the $2.2 billion increase in borrowings in the first half. Days' sales outstanding averaged 32 days in the second quarter, down 1 day from the first quarter, and down 2 days from the second quarter of 1996.

         (c) Other Item

         On July 30, Charles O. Holliday, Jr., a DuPont executive vice president and chairman - DuPont Asia Pacific, was elected a member of the board of directors of E. I. du Pont de Nemours and Company. Concurrent with Holliday's election, the number of DuPont directors was increased from 13 to
14. Holliday becomes the third employee member of the board, joining President and Chief Executive Officer John A. Krol and Executive Vice President Archie W. Dunham.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims.
To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 70 lawsuits are pending against the company; the rest having been disposed of by trial, dismissal or settlement. The remaining docket of "Benlate" 50 DF cases includes alleged personal injury cases, alleged crop damage cases, and cases alleging discovery abuse and fraud. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Four personal injury cases filed in West Virginia in December 1996 remain pending. Two personal injury cases have been filed recently in Delaware state court. The same plaintiffs' attorney who filed these Delaware cases has indicated that he intends to file additional personal injury cases. DuPont won two jury trials in crop cases tried in June and July of 1997 in Florida. One appeal from an adverse jury verdict in a crop case is still pending. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three have since been removed to federal court, although motions to remand the cases to the state courts have been filed or are expected to be filed in each case.

                                                                 Form 10-Q



The Alabama case has received conditional class certification. The United States Court of Appeals for the Eleventh Circuit has reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. The Eleventh Circuit ordered that a different judge shall preside over the matter on remand. DuPont has filed a petition for writ of certiorari in the United States Supreme Court, which remains pend-ing, seeking review of certain aspects of the Eleventh Circuit's decision.
A shareholder derivative action filed in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, has been stayed pending final resolution of DuPont's appeal of the sanctions order mentioned above. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action and has denied a motion to dismiss filed by DuPont. Discovery is proceeding. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. Five cases based on similar allega-tions were filed in Hawaii: three in Hawaii state courts; two in Hawaii federal court (one of which has since been transferred to federal court in Georgia). In the one such federal case remaining in Hawaii, the district court recently granted DuPont's motion for judgment on the pleadings, holding that the release plaintiffs executed when they originally settled barred their attempt to seek additional money from DuPont. In the two cases pending in federal court in Georgia, the Court granted DuPont's motions to dismiss on similar grounds finding the settlement release to bar such claims. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in estimates of such costs could result in additional future charges.

         On May 30, 1995, DuPont received a complaint from the Environmental Protection Agency (EPA) alleging that in 24 instances between 1990 and 1991, DuPont distributed or sold certain benomyl fungicide products in violation of the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). The EPA proposed a civil penalty of $120,000. EPA's allegations are based on the contention that an analysis by EPA in 1994 indicated that an impurity, which

                                                                 Form 10-Q



is part of DuPont's statement of formula, had slightly exceeded an upper certified limit established by the EPA. On January 6, 1997, the Adminis-trative Law Judge issued an Order ruling in DuPont's favor. Appeal was not pursued by the EPA. This matter is closed.

         On July 26, 1995, the Region V office of the EPA filed an Adminis-trative Complaint/Assessment of Penalty against DuPont's East Chicago plant alleging nineteen recordkeeping and reporting violations of sections 311 and 312 of the Emergency Planning and Community Right to Know Act (EPCRA) between 1987 and 1991. The complaint sought penalties of $262,260 for alleged failures to file or for the filing of incomplete Tier II Chemical Inventory forms. On May 1, 1997, DuPont and the EPA entered a Consent Agreement and Consent Order to settle this matter. DuPont agreed to pay a penalty of $57,141 and to provide a Supplemental Environmental Project valued at $190,834. The project consists of training and supplying equip-ment to local emergency response agencies. This matter is closed.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 19.

         (b) Reports on Form 8-K

               1. On April 23, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated April 23, 1997, was filed.

               2. On June 13, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed its Restated Charter, as last amended May 29, 1997.

               3. On July 16, 1997, the company filed a Current Report on Form 8-K in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Press Release dated July 13, 1997, was filed announcing agreement to

                                                                 Form 10-Q



                   acquire ICI's white pigment business outside North America, its worldwide polyester films, resins and intermediates businesses and all related technologies.

               4. On July 23, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated July 23, 1997, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:           August 1, 1997
                              -----------------------------------------




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

                                           K. M. Landgraf
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q






                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------

    12         Computation of Ratio of Earnings to Fixed Charges.

                                                                                                               Form 10-Q

                                                                                                               Exhibit 12


                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)




                                                                                         Years Ended December 31
                                                        Six Months Ended    -------------------------------------------------
                                                         June 30, 1997        1996      1995     1994      1993       1992
                                                        ----------------    ---------  -------  -------  ---------  ---------
Net Income .........................................        $2,160          $3,636     $3,293   $2,727   $  566<Fa> $  975<Fa>
Provision for Income Taxes .........................         1,467           2,345      2,097    1,655      392        836
Minority Interests in Earnings of Consolidated
  Subsidiaries .....................................            39              59         30       18        5         10
Adjustment for Companies Accounted for
  by the Equity Method .............................            24              81         41       18       41          6
Capitalized Interest ...............................           (82)           (144)      (170)    (143)    (194)      (194)
Amortization of Capitalized Interest ...............            65<Fb>         191<Fb>    154      154      144        101
                                                            ------          ------     ------   ------   ------     ------
                                                             3,673           6,168      5,445    4,429      954      1,734
                                                            ------          ------     ------   ------   ------     ------

Fixed Charges:
  Interest and Debt Expense ........................           314             729        758      559      594        643
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ......            52              70         71       55       42         62
  Capitalized Interest .............................            82             144        170      143      194        194
  Rental Expense Representative of Interest
    Factor .........................................            59             118        113      118      143        151
                                                            ------          ------     ------   ------   ------     ------
                                                               507           1,061      1,112      875      973      1,050
                                                            ------          ------     ------   ------   ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ....................................        $4,180          $7,229     $6,557   $5,304   $1,927     $2,784
                                                            ======          ======     ======   ======   ======     ======

Number of Times Fixed Charges are Earned ...........           8.2             6.8        5.9      6.1      2.0        2.7
                                                            ======          ======     ======   ======   ======     ======


<Fa>Income Before Extraordinary Item and Transition Effect of Accounting
      Changes.
<Fb>Includes write-off of capitalized interest associated with divested businesses.
