Form 10-Q
period 1997-10-31
DUPONT E I DE NEMOURS & CO
filed 1997-11-03
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

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


                           Yes   X         No


1,131,577,141 shares (excludes 23,704,887 shares held by DuPont's
  Flexitrust) of common stock, $0.30 par value, were outstanding at October 27, 1997.

                                                                   Form 10-Q



                   E. I. DU PONT DE NEMOURS AND COMPANY


                             Table of Contents

                                                                     Page(s)
                                                                     -------
Part I

  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       8

    Industry Segment Performance ................................      9-10

    Consolidated Industry Segment Information ...................      11

    Financial Condition .........................................     12-14

    Other Item ..................................................      14

Part II

  Item 1.  Legal Proceedings ....................................     15-16

  Item 6.  Exhibits and Reports on Form 8-K .....................     16-18

Signature .......................................................      19

Exhibit Index ...................................................      20

Exhibit 3.2 - Company's Bylaws, as last revised
 September 1, 1997 ..............................................      21

Exhibit 10.7 - Company's Variable Compensation Plan, as
  last amended effective April 30, 1997 .........................      22

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      23

                                                                                                     Form 10-Q



E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES



                                                                 Three Months Ended       Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                                   September 30            September 30
----------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                           1997        1996        1997        1996
---------------------------------------------------------------------------------------------------------------
SALES ......................................................     $11,136     $10,486     $33,749     $32,403
Other Income ...............................................         410<Fb>     319       1,062<Fb>   1,072
                                                                 -------     -------     -------     -------
    Total ..................................................      11,546      10,805      34,811      33,475
                                                                 -------     -------     -------     -------
Cost of Goods Sold and Other Expenses ......................       8,455       7,767      25,058      24,034
Selling, General and Administrative Expenses ...............         644         648       1,995       2,106
Depreciation, Depletion and Amortization ...................         597         628       1,785       1,886
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties ....................         129          88         321         235
Interest and Debt Expense ..................................         155         171         459         547
Purchased In-Process Research and Development<Fc>...........         850         -           850         -
Write-down of Assets and Related Costs<Fd> .................         340         -           340         -
                                                                 -------     -------     -------     -------
    Total ..................................................      11,170       9,302      30,808      28,808
                                                                 -------     -------     -------     -------
EARNINGS BEFORE INCOME TAXES ...............................         376       1,503       4,003       4,667
Provision for Income Taxes .................................         393<Fc>     605       1,860<Fc>   1,889
                                                                 -------     -------     -------     -------
NET INCOME (LOSS) ..........................................     $   (17)    $   898     $ 2,143     $ 2,778
                                                                 =======     =======     =======     =======


EARNINGS (LOSS) PER SHARE OF COMMON STOCK<Fe> ..............     $  (.02)    $   .80     $  1.89     $  2.47<Ff>
                                                                 =======     =======     =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK ........................     $  .315     $  .285     $  .915     $   .83
                                                                 =======     =======     =======     =======


See Notes to Financial Statements.


                                                                           Form 10-Q


                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                    September 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                     1997         1996
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ......................................................     $ 2,143      $ 2,778
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ....................       1,785        1,886
      Dry Hole Costs and Impairment of Unproved Properties ........         111           74
      Purchase of In-Process R&D ..................................         850          -
      Other Noncash Charges and Credits - Net .....................         195         (654)
      Change in Operating Assets and Liabilities - Net ............      (1,138)          48
                                                                        -------      -------

        Cash Provided by Operations ...............................       3,946        4,132
                                                                        -------      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ......................      (3,451)      (2,212)
  Investment in Affiliates ........................................      (2,121)        (279)
  Payments for Businesses Acquired ................................         (41)         (75)
  Proceeds from Sales of Assets ...................................         631        1,249
  Investments in Short-Term Financial Instruments - Net ...........        (458)        (351)
  Miscellaneous - Net .............................................         119           63
                                                                        -------      -------

        Cash Used for Investment Activities .......................      (5,321)      (1,605)
                                                                        -------      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ..................................      (1,042)        (937)
  Net Increase (Decrease) in Borrowings ...........................       3,063       (1,030)
  Purchase of Treasury Stock ......................................        (181)         -
  Proceeds from Exercise of Stock Options .........................         104          260
  Changes to Minority Interests ...................................         (54)         363
  Repurchase of Warrants ..........................................         -           (504)
                                                                        -------      -------

        Cash Provided by (Used for) Financing Activities ..........       1,890       (1,848)
                                                                        -------      -------

Effect of Exchange Rate Changes on Cash ...........................         (96)         (37)
                                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................     $   419      $   642
                                                                        =======      =======



See Notes to Financial Statements.



                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                                          September 30    December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1997           1996
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,485         $ 1,066
  Marketable Securities ............................................................          708             253
  Accounts and Notes Receivable ....................................................        5,858           5,193
  Inventories<Fg> ..................................................................        4,005           3,706
  Prepaid Expenses .................................................................          398             297
  Deferred Income Taxes ............................................................          593             588
                                                                                          -------         -------
    Total Current Assets ...........................................................       13,047          11,103
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (September 30, 1997 - $29,621; December 31, 1996 - $29,336) .........       21,994          21,213
INVESTMENT IN AFFILIATES ...........................................................        3,597           2,278
OTHER ASSETS .......................................................................        3,714           3,393
                                                                                          -------         -------
    TOTAL ..........................................................................      $42,352         $37,987
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,571         $ 2,757
  Short-Term Borrowings and Capital Lease Obligations ..............................        6,271           3,910
  Income Taxes .....................................................................          572             526
  Other Accrued Liabilities ........................................................        4,084           3,794
                                                                                          -------         -------
    Total Current Liabilities ......................................................       13,498          10,987
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        5,786           5,087
OTHER LIABILITIES ..................................................................        8,450           8,451
DEFERRED INCOME TAXES ..............................................................        2,345           2,133
                                                                                          -------         -------
    Total Liabilities ..............................................................       30,079          26,658
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          605             620
                                                                                          -------         -------
STOCKHOLDERS' EQUITY
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at September 30, 1997 - 1,155,282,028; December 31, 1996 - 1,158,085,450 .......          347             347
  Additional Paid-In Capital .......................................................        6,850           6,676
  Reinvested Earnings ..............................................................        5,871           4,931
  Cumulative Translation Adjustments ...............................................         (170)            (23)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  September 30, 1997 - 23,822,433;
    December 31, 1996 - 30,991,590) ................................................       (1,467)         (1,459)

                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       11,668          10,709
                                                                                          -------         -------
    TOTAL ..........................................................................      $42,352         $37,987
                                                                                          =======         =======

See Notes to Financial Statements.


                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)

[FN]
<Fa> These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. Certain reclassifications of 1996 data have been made to conform to 1997 classifications.

<Fb> Includes a benefit of $115 from the company's equity interest in the gain on the sale by The DuPont Merck Pharmaceutical Company of its generic and multisource product lines.

<Fc> On September 18, 1997 the company acquired a 20% interest in Pioneer
     Hi-Bred International, Inc. for about $1,700. The charge of $850 represents the estimated portion of the purchase price attributable to the acquisition of research and development in progress at the time of acquisition for which technological feasibility has not yet been established and no alternative future use is anticipated. Purchase price allocations are based on preliminary assumptions that are subject to revision following completion of an independent valuation by an outside appraisal firm. This charge was not tax effected because the transaction was a stock acquisition rather than an asset purchase.

<Fd> Represents charges associated with the pending sale of the company's global graphic arts films and offset printing plates businesses.

<Fe> Earnings per share are calculated on the basis of the following average number of common shares outstanding:

                        Three Months Ended      Nine Months Ended
                           September 30           September 30
                        ------------------      -----------------
              1997         1,131,012,611          1,130,030,845
              1996         1,122,734,872          1,119,760,912

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing average shares outstanding. Earnings per share calculations that reflect the impact of common stock equivalents in the periods presented do not result in materially dilutive primary or fully diluted earnings per share. The effect of the Financial Accounting Standards Board, "Statement of Financial Accounting Standards No. 128, Earnings Per Share," is discussed on page 8.

<Ff> Earnings per share of $2.47 does not equal the sum of quarterly earnings per share due to changes in average share calculations.

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
<Fg> Inventories                               September 30     December 31
     -----------                                   1997            1996
                                               ------------     -----------
     Chemicals ...........................        $  322          $  281
     Fibers ..............................           737             692
     Polymers ............................           742             620
     Petroleum ...........................         1,348           1,270
     Life Sciences .......................           550             561
     Diversified Businesses ..............           306             282
                                                  ------          ------
       Total .............................        $4,005          $3,706
                                                  ======          ======

                                                                   Form 10-Q


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 DuPont reported third quarter earnings, before nonrecurring charges, of $.86 per share, compared to $.84 per share in the third quarter of 1996. A net loss of $17 million, or $.02 per share, was recorded after reflecting net charges for nonrecurring items of $998 million, or $.88 per share. Third quarter nonrecurring items include an after-tax one-time noncash charge of $850 million, or $.75 per share, to write-off acquired in-process research and development associated with the Pioneer Hi-Bred International, Inc. transaction, $220 million, or $.19 per share, in connection with the planned divestiture of global graphic arts films and offset printing plates businesses, and a gain of $72 million, or $.06 per share, from the sale by The DuPont Merck Pharmaceutical Company of its generic and multisource product lines.

                 Net income, including nonrecurring items, was $2.1 billion, or $1.89 per share, for the first nine months of 1997, compared to $2.8 billion, or $2.47 per share, in the same period last year. Excluding nonrecurring items from both years, net income was $3.1 billion versus $2.9 billion last year, up
         9 percent. Year-to-date sales were $33.7 billion compared to $32.4 billion for 1996.

                 In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 128, Earnings Per Share." This Standard becomes effective for the company in the fourth quarter 1997 and requires two presentations of earnings per share -- "basic" and "diluted." Had this Standard been in effect for the third quarter 1997, earnings per share on a pro forma basis would have been:

                                Three Months Ended     Nine Months Ended
                                September 30, 1997     September 30, 1997
                                ------------------     ------------------
             Basic (same as
               reported)              $(.02)                 $1.89
             Diluted                  $(.02)                 $1.86

         "Diluted Earnings Per Share" for the nine months ended
         September 30, 1997, is less than "Basic Earnings Per Share," principally due to the assumed increase in the number of average shares outstanding resulting from outstanding options where the average market price of the company's common stock during the nine-month period ended September 30, 1997, was in excess of related option prices. This calculation for the three-month period ended September 30, 1997, is antidilutive.

                                                                   Form 10-Q



             (2) Industry Segment Performance:

                  The following text compares third quarter 1997 results with third quarter 1996, for each industry segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information" table.

                 Sales for the third quarter totaled $11.1 billion. Sales for Chemicals and Specialties segments were $5.8 billion, up
         5 percent on an ongoing business basis, reflecting 8 percent higher volumes partly offset by 3 percent lower average selling prices. Lower selling prices result from an 8 percent decline in prices outside the United States, entirely due to the stronger dollar. Sales volumes were up 4 percent in the United States, 10 percent in Europe, 15 percent in Asia Pacific, and 18 percent in the rest of the world.

                 Petroleum segment sales for the quarter were $5.3 billion, up 8 percent from last year. Worldwide refined product sales were up 11 percent and gas deliveries outside the United States were up 20 percent. Crude oil prices averaged $17.96 per barrel for the period, 10 percent lower than last year. Worldwide gas prices were essentially flat at $2.27 per thousand cubic feet. Crude oil production was down 6 percent.

              o  Chemicals segment earnings were $154 million, up
                 12 percent from $138 million last year principally reflecting higher earnings from white pigments and specialty chemicals. Segment sales increased 4 percent as 6 percent higher sales volume was partly offset by 2 percent lower selling prices.

              o Fibers segment earnings of $238 million were up 16 percent from $206 million last year, principally reflecting increased earnings for "Dacron" polyester, "Lycra" brand spandex, and aramids, partly offset by lower nylon earn-ings. Nylon earnings were adversely affected by the stronger dollar and higher ingredients costs due to supply disruptions. Segment sales were 9 percent higher, reflecting 12 percent higher volume partly offset by 3 percent lower selling prices.

              o Polymers segment earnings were $228 million, up 7 percent from $213 million in 1996. Results principally reflect higher earnings from the DuPont Dow elastomers venture, automotive products, and packaging and industrial polymers. Segment sales were up 7 percent, reflecting
                 9 percent higher volume partly offset by 2 percent lower prices.

                                                                 Form 10-Q



              o Petroleum segment earnings of $282 million, a third quarter record, were up 10 percent from $256 million in 1996. This is the ninth consecutive quarterly year-over-year earnings improvement. Strong U.S. Downstream margins, higher gas volumes outside the United States and lower taxes contributed to the earnings improvement, partly offset by lower crude oil prices and production, and higher exploration and refinery turnaround expenses. The quarter also included an after-tax gain from the sale of certain Norwegian producing properties that was offset by litigation settlement expenses. Upstream earnings totaled $175 million, up 7 percent, and Downstream earn-ings were $107 million, up 15 percent.

              o Life Sciences segment earnings were $122 million versus the $178 million earned in 1996. Excluding the higher allocation of operating income to DuPont in 1996 from the DuPont Merck joint venture, Life Sciences segment earnings were down 7 percent, with higher pharmaceutical earnings offset by lower results in agricultural products. Agri-cultural products sales were down 9 percent, compared to a seasonally stronger third quarter last year, reflecting
                 6 percent lower volume and 3 percent lower prices.

              o  Diversified Businesses segment earnings totaled
                 $52 million, up $12 million or 30 percent from $40 million in 1996. Both the current quarter and the third quarter 1996 reflect significant operating losses from the print-ing and publishing businesses to be divested. Higher earnings versus last year reflect better results from films and photopolymers and electronic materials. After adjusting for divestiture of medical products businesses, the segment had a 9 percent increase in volume offset by 8 percent lower selling prices. The decline in selling prices is attributable to lower prices for polyester films and the effect of a stronger dollar.

                                                                                                  Form 10-Q
E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                        Three Months Ended             Nine Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                  September 30                  September 30
-------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                   1997           1996          1997         1996
------------------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ......................................     $ 1,064          $ 1,025     $ 3,183      $ 3,100
Fibers .........................................       1,885            1,735       5,748        5,301
Polymers .......................................       1,688            1,573       5,106        5,071
Petroleum ......................................       5,342            4,929      15,563       14,549
Life Sciences ..................................         474              522       2,057        2,000
Diversified Businesses .........................         683              702       2,092        2,382
                                                     -------          -------     -------      -------
    Total ......................................     $11,136          $10,486     $33,749      $32,403
                                                     =======          =======     =======      =======
AFTER-TAX OPERATING INCOME (LOSS)
---------------------------------
Chemicals ......................................     $   154          $   138     $   434      $   425<Fa>
Fibers .........................................         238              206         716          561<Fa>
Polymers .......................................         228              213         695          710<Fb>
Petroleum ......................................         282              256         859          647<Fc>
Life Sciences ..................................        (656)<Fd>         131<Fe>    (271)<Fd>     540<Fe>
Diversified Businesses .........................        (168)<Ff>          40         (28)<Ff>     199<Fg>
                                                     -------          -------     -------      -------
    Total ......................................          78              984       2,405        3,082

Interest and Other Corporate
  Expenses Net of Tax ..........................         (95)             (86)       (262)        (304)
                                                     -------          -------     -------      -------
NET INCOME (LOSS) ..............................     $   (17)         $   898     $ 2,143      $ 2,778
-----------------                                    =======          =======     =======      =======

<Fa> The Chemicals and Fibers segments include a charge of $21 and $32, respec-
     tively, principally for employee separation costs in the United States.
<Fb> Includes a gain of $55 associated with the formation of the DuPont Dow elastomers joint venture.
<Fc> Includes charges of $63 for write-down of investment in a European natural gas marketing joint venture, and $22, principally for employee separation costs in the United States, partly offset by a net benefit of $44 related to environmental insurance recoveries.
<Fd> Includes a benefit of $72 from the company's equity interest in the sale by DuPont Merck of its generic and multisource product lines and an esti-mated charge of $850, associated with the agricultural products business, related to the acquisition of research and development in progress at the time of acquisition for which technological feasibility has not yet been established and no alternative future use is anticipated.
<Fe> Includes a charge of $47 in third quarter and $110 for nine months asso-
     ciated with "Benlate" 50 DF fungicide recall.
<Ff> Includes a charge of $220 for the write-down of assets held for sale and other related costs associated with the pending sale of the company's global graphic arts films and offset printing plates businesses.
<Fg> Includes gains of $41 from the sale of certain medical products busi-
     nesses and $33 related to sale of stock received in connection with the previously sold connector systems business, and a charge of $26, prin-cipally employee separation costs outside the United States, associated with the printing and publishing business.


                                                                 Form 10-Q



         (b) Financial Condition at September 30, 1997

         Cash Provided By Operations

         DuPont recorded a net cash inflow from operations of $3.9 billion for the first nine months of 1997, as compared with $4.1 billion for the same period in 1996. The $850 million adjustment for "Purchase of In-Process R&D" shown in the Consolidated Statement of Cash Flows relates to a noncash charge to Net Income in connection with the purchase of a 20% interest in Pioneer Hi-Bred International, Inc. (Pioneer) (see Note (c) to Financial Statements). "Other Noncash Charges and Credit - Net" for 1997 includes the $340 million pretax charge to Net Income taken in connection with the write-down of assets held for sale and other related costs associated with the pending sale of the company's global graphic arts films and offset printing plates businesses. "Other Noncash Charges and Credits - Net" for 1996 consists primarily of significant undistributed earnings of affiliated companies and gains on sales of assets that are reported in Investment Activities - "Proceeds from Sales of Assets." The change in Operating Assets and Liabilities - Net -- 1997 versus 1996 -- was a net outflow of $1.2 billion. This principally reflects (a) a $0.3 billion net increase in trade accounts receivable due to higher sales; (b) a $0.3 billion net increase in miscellaneous receivables resulting from increases in receivables from forward exchange contracts entered into under the company's foreign currency hedging program; and (c) a $0.4 billion net decrease in other accrued liabilities; in 1996, other accrued liabilities increased significantly primarily due to increases in reserves for litiga-tion and business divestiture activities.

         Investment Activities

         Year-to-date capital expenditures for plant, property and equipment and investments in affiliates were $5.6 billion -- $3.1 billion higher than the same period last year. The increase is principally comprised of purchases for:

         (a) a 20% equity interest in Pioneer at a cost of about $1.7 billion. This purchase was made as part of the agreement between DuPont and Pioneer to form a research alliance and a separate joint venture com-pany, Optimum Quality Grains L.L.C., to speed the discovery, development and delivery of new crops that benefit farmers, livestock producers and consumers worldwide;

         (b) a 19.8% equity interest in PT Branta Mulia, an Indonesian company, for $65 million. This affiliated company manufactures and markets nylon tire cord in Asia; and

         (c) oil and gas producing properties in South Texas for $0.9 billion.

                                                                  Form 10-Q



         In July, DuPont announced that it had reached agreement with ICI to acquire various businesses from ICI for about $3 billion. DuPont expects that the fourth quarter 1997 will include a payment of about $1.4 billion for the purchase of ICI's polyester resins and intermediates businesses.
The acquisition of ICI's tioxide and polyester films businesses is expected to be completed during the first half of 1998 at a cost of $1.6 billion.

         In August 1997, DuPont and Ralston Purina Company announced they had signed a letter of intent for DuPont to purchase Protein Technologies International (PTI) and its related affiliates from Ralston for $1.5 billion. Approximately 80% of the consideration will be in the form of newly issued DuPont common stock; the remainder will be paid as a result of assuming certain liabilities from Ralston. PTI is a leading worldwide supplier of soy proteins to the food and paper processing industries. Clos-ing on the PTI acquisition is expected to take place in the fourth quarter 1997.

         In October 1997, Conoco Inc., DuPont's petroleum subsidiary, and American Electric Power of Columbus, Ohio, announced plans to form two jointly held energy venture companies. One venture company will acquire approximately $1 billion of energy related facilities from certain DuPont industrial plants in the United States and then lease them back to DuPont. The second venture company will provide energy management services, includ-ing operations, maintenance, and conservation advice. DuPont and American Electric each plan initial investments of $125 million in the joint ventures. Both ventures will then borrow the additional funds needed to acquire further energy related assets. Capital needs for future energy projects at these sites, or for other large industrial or commercial customers, will be provided by the joint ventures.

         It is currently expected that cash expenditures for purchases of property, plant and equipment, investment in affiliates and payments for businesses acquired will total $8.5 billion in 1997, assuming the ICI acquisitions are completed as described.

         Proceeds from asset sales total $0.6 billion through September 30, 1997. The most significant proceeds were: (a) $175 million from collection of a note from The Sterling Group, Inc. received in connection with their purchase of the diagnostic imaging business last year; (b) $125 million from The DuPont Merck Pharmaceutical Company (DMPC), a joint venture between DuPont and Merck, representing DuPont's share of the proceeds DMPC received from the sale of its generic and multisource product lines, and
(c) $62 million from the sale of the New England Nuclear business to Genstar Capital LLC. Sales of other Chemicals and Specialties businesses and assets total $142 million, and proceeds from sales of various petroleum properties were $127 million.

                                                                  Form 10-Q



         Financing Activities

         In February 1997, the company announced a program to purchase shares of DuPont common stock on the open market to offset ownership dilution due to the shares issued under compensation programs. During the first half of 1997, the company spent $181 million under this program; immediately after purchase these shares were retired.

         The company has announced that it will buy back shares equal to the number of shares issued to Ralston for the acquisition of PTI as discussed above.

         Borrowings at September 30, 1997 totaled $12.0 billion and were $3.1 billion above year-end 1996. Commercial paper borrowings were $2.2 billion higher, and in mid-September, DuPont received proceeds of $0.5 billion from the sale of five-year notes at an all-in cost of 6.80% and $0.5 billion from the sale of ten-year notes at an all-in cost of 6.95%. Cash and marketable securities increased $0.9 billion from year-end 1996.

         Following the announcement of the acquisitions discussed above, Moody's Investor Services and Standard & Poor's both affirmed their existing credit ratings of DuPont's debt.

     Certain Statistics
                                           At 9/30/97      At 12/31/96
                                           ----------      -----------
     Cash Flow to Debt (previous
       12 months cash provided by
       operations to total debt)               51%             71%

     Current Ratio (current assets to
       current liabilities)                   1.0             1.0

     Earnings to Fixed Charges                7.3             6.8

         The Cash Flow to Debt ratio at September 30, 1997 is down from year-end 1996 due to the increase in borrowings discussed above. Days' sales outstanding averaged 34 days in the third quarter, up one day from restated second quarter and down one day from the restated third quarter of 1996.

         (c) Other Item

         On October 29, the DuPont board of directors approved a management transition in which E. S. Woolard, 63, stepped down as board chairman, but he will remain a director. President and Chief Executive Officer (CEO)
J. A. Krol, 61, became chairman and CEO, with plans to remain as CEO until February 1, 1998. The board elected C. O. Holliday, Jr., 49, to immediately succeed Krol as president and to become CEO on February 1, 1998. Krol plans to serve as chairman until December 31, 1998, when Holliday will become chairman and CEO. Holliday is currently a DuPont executive vice president and chairman - DuPont Asia Pacific and a director.

                                                                  Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims.
To date, DuPont has been served with more than 700 lawsuits by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 70 lawsuits are pending against the company; the rest having been disposed of by trial, dismissal or settlement. The remaining docket of "Benlate" 50 DF cases includes alleged personal injury cases, alleged crop damage cases, and cases alleging discovery abuse and fraud. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Four personal injury cases are pending in West Virginia and two personal injury cases are pending in Delaware state court. The same plaintiffs' attorney who filed these Delaware cases has indicated that he intends to file additional personal injury cases. DuPont prevailed in two jury trials in crop cases in June and July of 1997 in Florida. One appeal from an adverse jury verdict in a crop case is still pending. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three were removed to federal court. The Florida class action has been remanded back to state court, and motions to remand the remaining cases to the state courts have been or are expected to be filed. The Alabama case has received conditional class certification. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. The Eleventh Circuit ordered that a different judge shall preside over the matter on remand. DuPont's petition for writ of certiorari in the United States Supreme Court, seeking review of certain aspects of the Eleventh Circuit's decision, has been denied and DuPont awaits further proceedings. A shareholder derivative action pending in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, remains stayed. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The

                                                                 Form 10-Q



district court has certified the case as a class action and has denied a motion to dismiss filed by DuPont. Discovery is proceeding. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. The Georgia district court has granted DuPont's motion for judgment on the pleadings in this matter, holding that the release plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. The court also granted a similar DuPont motion with respect to another case that had been transferred from Hawaii federal court. Four cases based on similar allegations were filed in Hawaii. Three of these matters were filed in Hawaii state courts and one is pending in Hawaii federal court. Seven additional such cases have been filed in Florida involving early settlements through DuPont's claims adjusting company. Five of these have been dismissed on the grounds that the prelitigation settlements barred their claims. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in estimates of such costs could result in additional future charges.

         On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under Section 112(r) of the Clean Air Act, Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act and
Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2,700,000. DuPont denies these alleged violations, believes that DOJ's settlement offer is inappropriate and excessive and plans to contest this action by DOJ.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 20.

         (b) Reports on Form 8-K

               1. On July 16, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under

                                                                  Form 10-Q



                   Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Press Release dated July 13, 1997, was filed announcing agreement to acquire ICI's white pigment business outside North America, its worldwide polyester films, resins and intermediates businesses and all related technologies.

               2. On July 23, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated July 23, 1997, was filed.

               3. On August 11, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 2.
                   "Acquisition or Disposition of Assets," the Registrant's Press Release dated August 7, 1997, was filed announcing an agreement between DuPont and Pioneer Hi-Bred Inter-national, Inc. (Pioneer) to: (1) take an equity interest in Pioneer, (2) form a research alliance, and (3) form a separate joint venture company.

               4. On August 22, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 2.
                   "Acquisition or Disposition of Assets," the Registrant's Press Release dated August 22, 1997, was filed announcing that DuPont and Ralston Purina Company had signed a letter of intent for DuPont to purchase Protein Tech-nologies International and its related affiliates from Ralston for $1.5 billion comprised of DuPont stock less certain liabilities.

               5. On September 29, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No.33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a notice that on April 30, 1997, the stockholders of the Company approved an amendment to the Charter to increase the number of

                                                                  Form 10-Q



                   authorized shares of DuPont common stock in order to effect a two-for-one stock split; and, under Item 7. "Financial Statements," the Registrant filed pro forma financial information, "Five-year Financial Review 1992 through 1996."

               6. On October 22, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated October 22, 1997, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:          October 31, 1997
                              -----------------------------------------




                              By           /s/K. M. Landgraf
                              -----------------------------------------

                                           K. M. Landgraf
                              Executive Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q






                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------

  3.2          Company's Bylaws, as last revised September 1, 1997.

 10.7 Company's Variable Compensation Plan, as last amended effective April 30, 1997.

   12          Computation of Ratio of Earnings to Fixed Charges.

                                                     Form 10-Q
                                                     EXHIBIT 3.2









                             BYLAWS
                               OF
              E. I. DU PONT DE NEMOURS AND COMPANY






             Incorporated Under The Laws of Delaware






AS REVISED September 1, 1997

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


                          ARTICLE III.
                     COMMITTEES OF THE BOARD


          SECTION 1. Committees. The Board shall by the affirmative vote of a majority of the whole Board, elect from the Directors a Strategic Direction Committee, an Audit Committee, an Environmental Policy Committee, a Compensation Committee, and a Corporate Governance Committee and may, by resolution passed by a majority of the whole Board, designate one or more additional committees, each committee to consist of one or more Directors. The Board shall designate for each of these committees a Chairman, and, if desired, a Vice Chairman, who shall continue as such during the pleasure of the Board. The number of members of each committee shall be determined from time to time by the Board.

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

                                                      Form 10-Q
                                                      EXHIBIT 3.2



                           ARTICLE V.
                            OFFICERS


          SECTION 1. Officers. The officers of the Company shall be a Chairman of the Board, a President, one or more Executive
Vice Presidents, an Executive Vice President - Finance and a
Secretary.

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




I hereby certify that the foregoing is a true and correct copy of the Bylaws of E. I. du Pont de Nemours and Company.

Witness my hand and the corporate seal of the Company this
             day of                     199  .
------------         ------------------    --




                                     ----------------------------
                                              Secretary

                                                               Form 10-Q

                                                               Exhibit 10.7




















                         VARIABLE COMPENSATION PLAN



                        Last Amended - April 30, 1997



                    E. I. du Pont de Nemours and Company

                                                               Form 10-Q
                                                               Exhibit 10.7


                         VARIABLE COMPENSATION PLAN


I.  PURPOSES

        The purposes of this Variable Compensation Plan (the "Plan") are:
(a) to provide greater incentive for employees continually to exert their best efforts on behalf of E. I. du Pont de Nemours and Company (the "Company") by granting them compensation that, combined with their regular salaries, results in total compensation that is competitive based on performance; and (b) to further the identity of interests of such employees with those of the Company's stockholders generally.

II.  FORM OF GRANTS

        1. Variable compensation under this Plan may be granted in acquired common stock of this Company, or in new common stock to be issued directly to the beneficiaries, or in cash, or in two or more of said forms.

        2. The Compensation Committee shall determine the portion of each award under this Plan to be paid in cash and the portion to be delivered to the beneficiary in the form of common stock.

III.  LIMITATIONS ON GRANTS

        1. Grants under this Plan shall be made from the Variable Compensa-tion Fund which the Company shall establish and to which shall be credited annually an amount to be determined by the Compensation Committee. This amount shall not exceed 20% of the "variable net income." For any year, the maximum amount of the individual grant under this Plan to the Chief Executive Officer or any of the four other highest compensated executive officers of the Company at year-end shown in the Company's Proxy Statement, or such other individuals as may be prescribed in rules under Section 162(m) of the Internal Revenue Code, shall not exceed 2% of the maximum amount which may be credited to the Fund for such year; however, the Compensation Committee, or the Board of Directors if the grant is made to an employee director, may in its discretion make individual grants which are less than such individual maximum amount. This Plan shall be interpreted consistent with the requirements of performance-based compensation plans under
Section 162(m) of the Internal Revenue Code.

        2. The term "variable net income" for any year, as used in this Plan, shall mean the amount of net income or loss as shown in the Consoli-dated Income Statement of this Company and its consolidated subsidiaries set forth in the Annual Report to the Stockholders for such year; provided, how-ever, that such net income or loss shall be adjusted to omit the effects of

             (i) charges and/or credits resulting from extraordinary items, accounting changes (including charges and/or credits to current year operations therefrom), and similarly disclosed amounts in the Com-pany's Consolidated Income Statement, and

                                                                  Form 10-Q
                                                               Exhibit 10.7


             (ii) any charges/credits disclosed in the footnotes to Industry Segment Information for such year;

and shall be further adjusted by

             (a) adding any amount which has been deducted in computing said net income with respect to any provision for the Variable Compensation Fund, and

             (b) deducting an amount equal to 6% of the "variable net capital employed," as defined in paragraph 3 of this Article.

        3. The term "variable net capital employed" for any year, as used in this Plan, shall mean the average of the amounts of Stockholders' Equity as of December 31st of such year and December 31st of the preceding year, as shown in the Consolidated Balance Sheets of this Company and its subsidi-aries set forth in the Annual Reports to the Stockholders, after adjusting said amounts, however, by adding to Stockholders' Equity as stated in the later of such Balance Sheets any amount which has been deducted in computing net income with respect to any provision for the Variable Compensation Fund, as described in paragraph 2(a) of this Article.

        4. Grants for each year need not have an aggregate value equal to the entire amount available in the Variable Compensation Fund. Any ungranted portion of the Fund shall be carried forward and be available for grants in a succeeding year or years, and while grants in the aggregate for any year may exceed the amount credited for that year to the Variable Com-pensation Fund, they shall not exceed the total amount in the Fund.

IV.  ADMINISTRATION

        1. Except as otherwise specifically provided, the Plan shall be administered by the Compensation Committee of the Company's Board of Directors. The Compensation Committee shall be elected pursuant to the Bylaws of the Company, and the members thereof shall be ineligible for grants for services performed while serving on said Committee.

        2. The decision of the Compensation Committee with respect to any questions arising as to interpretation of this Plan, including the sever-ability of any and all of the provisions thereof, shall be final, conclusive and binding.

V.  ELIGIBILITY FOR GRANTS

        1. Grants under the Plan may be made to those employees who have contributed the most in a general way to the Company's success by their ability, efficiency, and loyalty, consideration being given to ability to succeed in more important managerial responsibility in the Company. Grants may also be made to:

            (a)  a person performing services on a consultant basis,

                                                                  Form 10-Q
                                                               Exhibit 10.7


            (b) an employee who retired or plans to retire pursuant to the provisions of the pension and retirement plan or policy of a plan company,

            (c)  a former employee, and

            (d)  the surviving spouse or estate of a deceased employee.

No grant may be made to a director except for services performed as an employee of a plan company.

        2. Except as set forth in subparagraphs (a) to (d) of the preceding paragraph, to be eligible for a grant an employee shall be employed by a plan company as of the date final action is taken on a grant under this Plan and shall be expected to continue in the employ of such a company.

        3. For purposes of this Plan, the term "employee" shall include an employee of a corporation or other business entity in which the Company shall directly or indirectly own fifty percent or more of the outstanding voting stock or other ownership interest. The term "plan company" as used in this Plan shall mean a business entity whose employees are eligible for grants under this Plan.

VI.  GRANTS

        1. The Compensation Committee shall determine each year the total amount of the Variable Compensation Fund to be distributed. Grants for any calendar year shall be made as soon as practicable after the close of such calendar year.

        2. Employees in countries other than the United States may be granted variable compensation through plans or programs other than this Plan.

VII.  STOCK FOR GRANTS

        1. With respect to the portion of grants under this Plan to be delivered in common stock, the Compensation Committee of the Company's Board of Directors shall determine whether, and to what extent, such portion of the grants shall be in new common stock to be issued directly to benefici-aries, or in common stock acquired by the Company.

        2. The value per share at which common stock is to be granted to beneficiaries under this Plan shall be fixed and determined by the Board of Directors. Common stock to be delivered in payment of grants under this Plan shall be issued or registered in the names of beneficiaries at the time of delivery provided under Article IX hereof.

                                                                  Form 10-Q
                                                               Exhibit 10.7


VIII.  RECOMMENDATIONS AND GRANTS

        1. Recommendations for grants to members of the Board of Directors shall be made by the Compensation Committee. Recommendations for grants to employees who are not members of the Board of Directors shall be made to the Compensation Committee by the Office of the Chief Executive.

        2. Any grant to a director shall be made in the sole discretion of the Board of Directors, a majority of whose members taking final action on any such grant shall be ineligible for grants under Article V. Any grant to an employee who is not a member of the Board of Directors shall be made in the sole discretion of the Compensation Committee which shall take final action on any such grant. No person shall have a right to a grant under this Plan until final action has been taken to make such grant. At the dis-cretion of the Compensation Committee, grants to employees of a plan company may be made subject to approval by the board of directors or other manage-ment group of such company.

        3. Action to establish a minimum liability for variable compensa-tion grants under this Plan, if deemed appropriate, shall be taken by the Compensation Committee prior to year-end of the calendar year for which grants are to be made.

IX.  DELIVERY OF GRANTS

        When any stock or cash is granted under this Plan, certificates of stock, or cash, as the case may be, representing such grant, shall be delivered to the beneficiary promptly, or at such future times and under such terms and conditions as the Compensation Committee may determine. If it is determined that the grant be delivered promptly to the beneficiary, that beneficiary may be given the option to defer delivery of the grant to the extent provided in terms and conditions established by the Compensation Committee.

X.  AMENDMENTS

        While it is the present intention of the Company to make grants annually, the Board of Directors reserves the right to modify this Plan from time to time or to repeal the Plan entirely, or to direct the discontinuance of making grants either temporarily or permanently; provided, however, that no modification of this Plan shall operate to annul, without the consent of the beneficiary, a grant already made hereunder; provided, also, that no modification without approval of the stockholders shall increase the maximum amount which may be credited to the Variable Compensation Fund as herein-above provided.

XI.  MISCELLANEOUS

        All expenses and costs in connection with the operation of this Plan shall be borne by the Company and no part thereof shall be charged against the Variable Compensation Fund.

                                                                                                               Form 10-Q

                                                                                                               Exhibit 12

                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)



                                                                                         Years Ended December 31
                                                      Nine Months Ended     -------------------------------------------------
                                                      September 30, 1997      1996      1995     1994      1993       1992
                                                      ------------------    ---------  -------  -------  ---------  ---------
Net Income .......................................         $2,143           $3,636     $3,293   $2,727   $  566<Fa> $  975<Fa>
Provision for Income Taxes .......................          1,860            2,345      2,097    1,655      392        836
Minority Interests in Earnings of Consolidated
  Subsidiaries ...................................             54               59         30       18        5         10
Adjustment for Companies Accounted for
  by the Equity Method ...........................            887<Fb>           81         41       18       41          6
Capitalized Interest .............................           (126)            (144)      (170)    (143)    (194)      (194)
Amortization of Capitalized Interest .............             97<Fc>          191<Fc>    154      154      144        101
                                                           ------           ------     ------   ------   ------     ------
                                                            4,915            6,168      5,445    4,429      954      1,734
                                                           ------           ------     ------   ------   ------     ------

Fixed Charges:
  Interest and Debt Expense ......................            474              729        758      559      594        643
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ....             89               70         71       55       42         62
  Capitalized Interest ...........................            126              144        170      143      194        194
  Rental Expense Representative of Interest
    Factor .......................................             89              118        113      118      143        151
                                                           ------           ------     ------   ------   ------     ------
                                                              778            1,061      1,112      875      973      1,050
                                                           ------           ------     ------   ------   ------     ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ....................................       $5,693           $7,229     $6,557   $5,304   $1,927     $2,784
                                                           ======           ======     ======   ======   ======     ======

Number of Times Fixed Charges are Earned ...........          7.3              6.8        5.9      6.1      2.0        2.7
                                                           ======           ======     ======   ======   ======     ======


<Fa> Income Before Extraordinary Item and Transition Effect of Accounting
       Changes.
<Fb> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fc> Includes write-off of capitalized interest associated with divested businesses.
