Form 10-K405
period 1997-12-31
DUPONT E I DE NEMOURS & CO
filed 1998-03-23
CIK 30554

                                     1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997               COMMISSION FILE NUMBER 1-815

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

                              TITLE OF EACH CLASS
                              -------------------
                         Common Stock ($.30 par value)
                                Preferred Stock
                        (without par value-cumulative)
                                 $4.50 Series
                                 $3.50 Series

                            6% Debentures Due 2001

      NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                                   ---   ---
  AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (EXCLUDES OUTSTANDING SHARES BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS; AND SHARES HELD BY DUPONT'S FLEXITRUST) AS OF MARCH 6, 1998, WAS APPROXIMATELY $70.0 BILLION. AS OF SUCH DATE, 1,125,643,356 SHARES (EXCLUDES 21,118,772 SHARES HELD BY DUPONT'S FLEXITRUST) OF THE COMPANY'S COMMON STOCK, $.30 PAR VALUE, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                              INCORPORATED BY
                                                           REFERENCE IN PART NO.
                                                           ---------------------
   The company's 1997 Annual Report to Stockholders .....      I, II, and IV
   The company's Proxy Statement, dated March 20, 1998,
    in connection with the Annual Meeting of Stockholders
    to be held on April 29, 1998 ........................           III

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

                               ----------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     6
    Item 3.  Legal Proceedings..........................................    12
    Item 4.  Submission of Matters to a Vote of Security Holders........    14
             Executive Officers of the Registrant.......................    14
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters .......................................    15
    Item 6.  Selected Financial Data ...................................    15
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................    15
    Item 7A. Quantitative and Qualitative Disclosures About Market Risk
             ...........................................................    15
    Item 8.  Financial Statements and Supplementary Data ...............    16
    Item 9.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure ..................................    16
 PART III
    Item 10. Directors and Executive Officers of the Registrant ........    16
    Item 11. Executive Compensation ....................................    16
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management ................................................    16
    Item 13. Certain Relationships and Related Transactions ............    16
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K ..................................................    17
    Signatures...........................................................   20

                      NOTE ON INCORPORATION BY REFERENCE

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1997 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is the largest chemical company in the world, and is organized for financial reporting purposes into six principal industry segments--Chemicals, Fibers, Polymers, Petroleum, Life Sciences, and Diversified Businesses. The company conducts fully integrated petroleum operations primarily through its wholly owned subsidiary Conoco Inc. In 1997, Conoco ranked ninth in the worldwide production of petroleum liquids by U.S.-based companies, eleventh in the production of natural gas, and eighth in refining runs. Conoco Inc. and other subsidiaries and affiliates of DuPont conduct exploration, production, mining, manufacturing or selling activities, and some are distributors of products manufactured by the company.

  The company operates globally through some 20 strategic business units. Within the strategic business units approximately 80 businesses manufacture and sell a wide range of products to many different markets, including the energy, transportation, textile, construction, automotive, agricultural, health care, packaging and electronics markets.

  The company and its subsidiaries have operations in about 70 nations worldwide and, as a result, about 48% of consolidated sales are derived from sales outside the United States, based on the location of the customer. Total worldwide employment at year-end 1997 was about 98,000 people.

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                 ITEM                                  PAGE(S)
                                 ----                                  -------
Discussion of Business Developments in 1997:
  Letter to Shareholders..............................................    1-3*
Segment Profiles: Chemicals, Fibers, Polymers, Petroleum, Life
 Sciences, Diversified................................................    8-9**
Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
   Chemicals..........................................................  17-18
   Fibers.............................................................     18
   Polymers...........................................................     19
   Petroleum..........................................................  19-21
   Life Sciences......................................................  21-22
   Diversified Businesses.............................................  22-23
  Sales, Transfers, Operating Profit, After-Tax Operating Income, and
   Identifiable Assets for 1997, 1996, and 1995.......................  52-53
Geographic Information:
  Sales, Transfers, After-Tax Operating Income, Identifiable Assets,
   and U.S. Export Sales for 1997, 1996, and 1995.....................     51
Revenues by Product Class (See footnote 1 on page 53 of Exhibit 13)...     53

--------
 *Includes text of letter except for photograph page 2.
**Excludes photographs and related captions.

SOURCES OF SUPPLY

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for most raw materials, including hydrocarbon feedstocks, and for fuels. Large volume purchases are generally procured under competitively priced supply contracts.

  A majority of sales in the Chemicals, Fibers, and Polymers segments' businesses is dependent on hydrocarbon feedstocks derived from crude oil and natural gas. Current hydrocarbon feedstock requirements are met by Conoco and other major petroleum companies. A joint venture with OxyChem, a subsidiary of Occidental Petroleum Corporation, manufactures and supplies a significant portion of the company's requirements for ethylene glycol. A joint venture with subsidiaries of RWE AG supplies a majority of the company's requirements for coal.

  The major purchased commodities, raw materials, and supplies for the following industry segments in 1997 are listed below:

                                             DIVERSIFIED
     CHEMICALS             FIBERS            BUSINESSES           POLYMERS
-------------------  ------------------- ------------------- -------------------
acetylene            adipic acid         ethylene glycol     acetic acid
benzene              ammonia             gold                ethane
caustic soda         butadiene           palladium/platinum  fiberglass
chlorine             cyclohexane         paraxylene          methanol
chloroform           ethylene glycol     silver              methacrylates
cyclohexane          isophthalic acid    packaging materials nitrogen
fluorspar            natural gas                             packaging materials
hydrofluoric acid    nitrogen                                pigments
methanol             packaging materials    LIFE SCIENCES    polyethylene
                                         -------------------
oxygen/nitrogen      paraxylene          acetaldoxime
packaging materials  polyethylene        bromacil
perchloroethylene                        cyanamide
propylene                                dichlorophenol
sulfur                                      isocyanate
titanium ores                            methyl mercaptan
                                         packaging materials

  In the Petroleum segment, the major commodities and raw materials purchased are the same as those produced. Approximately 56% of the crude oil processed in the company's U.S. refineries in 1997 came from U.S. sources. During 1997, the company's refineries outside the United States processed principally North Sea, Russian and Middle East crude oils.

  In addition, during 1997, the company consumed substantial amounts of electricity and natural gas for energy.

  The company formed an alliance with Computer Sciences Corporation (CSC) and Andersen Consulting in June 1997. CSC operates a majority of the company's global information systems and technology infrastructures and provides selected applications and software services. Andersen Consulting provides information systems solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service for its chemicals businesses.

PATENTS AND TRADEMARKS

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. No individual patent is of material importance to any of the industry segments, although taken as a whole, the rights of the company and the products made and sold under patents and licenses are important to the company's business. During 1997, the company was granted 313 U.S. and 1,565 non-U.S. patents.

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

  Conoco and American Electric Power Company of Columbus, Ohio, are negotiating the formation of two jointly held energy-venture companies to compete in the power generating business. These planned joint ventures are discussed on page 7.

  Businesses in the Chemicals, Fibers, Polymers, Life Sciences, and Diversified Businesses segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved. The Petroleum segment business is highly price-competitive and competes as well on quality and reliability of supply.

RESEARCH AND DEVELOPMENT

  The company performs research and development at more than 75 sites worldwide. In the United States, research is conducted at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is carried out at several large research centers in and around Wilmington, Delaware, which supports strategic business units in the Chemicals, Fibers, Polymers, Life Sciences, and Diversified Businesses segments. Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. The company conducts research related to petroleum operations as well as other segments of the business at its Ponca City, Oklahoma, facility. DuPont also operates an increasing number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company's growing global interests.

  The objectives of the company's research and development programs are to discover new products, processes and business opportunities in relevant fields, and to improve existing products and processes. Each strategic business unit of the company funds research and development activities to support its business mission. The corporate laboratories are responsible for assuring that leading-edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All R&D activities are coordinated by senior R&D management through a corporate technology council to ensure that technical activities are consistent with business and corporate plans, and that the core technical competencies underlying DuPont's current and future businesses remain healthy and continue to provide competitive advantages.

  Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1993 through 1997 are included under the heading "General" of the Five-Year Financial Review on page 61 of Exhibit 13.

ENVIRONMENTAL MATTERS

  Information relating to environmental matters is included in three areas of
Exhibit 13: (1) under "Record year for safety and environmental performance" in Letter to Shareholders on page 3, (2) "Management's Discussion and Analysis" on pages 28-29, and (3) Notes 1 and 27 to the Financial Statements on pages 35-36 and 50-51.

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

ITEM 2. PROPERTIES

  The company owns and operates manufacturing, processing, production, refining, marketing, power-generating, and research and development facilities worldwide. In addition, the company owns and leases petroleum properties worldwide.

  DuPont's corporate headquarters is located in Wilmington, Delaware, and the company's petroleum businesses are headquartered in Houston, Texas. In addition, the company operates sales offices, regional purchasing offices, distribution centers, and various other specialized service locations.

  Further information regarding properties is included in Exhibit 13 in the Segment Reviews on pages 17-23. Information regarding research and development facilities is incorporated by reference to Item 1, Business--Research and Development on pages 5-6 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 12 and 27 to the company's consolidated financial statements on pages 40 and 50-51 of Exhibit 13.

CHEMICALS, FIBERS, POLYMERS, LIFE SCIENCES, AND DIVERSIFIED BUSINESSES

  Approximately 72% of the property, plant and equipment related to operations in the Chemicals, Fibers, Polymers, Life Sciences, and Diversified Businesses is located in the United States and Puerto Rico. This investment is located at some 65 sites, principally in Texas, Delaware, Virginia, North Carolina, Tennessee, West Virginia, South Carolina, and New Jersey. The principal locations within these states are as follows:

     TEXAS             DELAWARE             VIRGINIA          NORTH CAROLINA
----------------      -----------        --------------       --------------
Beaumont              Edge Moor          Front Royal          Fayetteville
Corpus Christi        Newark             Hopewell             Kinston
LaPorte               Seaford            James River          Raleigh
Orange                                   Martinsville         Wilmington
Victoria                                 Richmond
                                         Waynesboro
                         WEST
   TENNESSEE           VIRGINIA          SOUTH CAROLINA         NEW JERSEY
----------------      -----------        --------------       --------------
Chattanooga           Belle              Camden               Deepwater
Memphis               Martinsburg        Charleston           Parlin
New Johnsonville      Parkersburg        Florence
Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in the United Kingdom, Canada, Germany, The Netherlands, China, Singapore, Luxembourg, Spain, Mexico, Taiwan, France, Brazil, Belgium, Japan, Argentina and Republic of Korea. Products from more than one business are frequently produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 88% in 1997, 88% in 1996, and 86% in 1995. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

  In October 1997, Conoco, DuPont's petroleum subsidiary, and American Electric Power of Columbus, Ohio, announced plans to form two jointly held energy-venture companies. One venture company will acquire approximately $1 billion of energy related facilities from certain DuPont industrial plants in the United States and then lease them back to DuPont. The second venture company will provide energy management services, including operations, maintenance, and conservation advice. Capital needs for future energy projects at these sites, or for other large industrial or commercial customers, will be provided by the joint ventures. Negotiations toward formation and financial closure of the ventures are progressing.

PETROLEUM BUSINESSES

  Properties relating to exploration, production, natural gas and gas products, refining, marketing, supply, and transportation are generally described on pages 19-21 and 54-59 of Exhibit 13. Estimated proved reserves of oil and gas are found on pages 56 and 57 of Exhibit 13.

PETROLEUM PRODUCTION

  The following tables show the company's interests in petroleum liquids production and natural gas deliveries. Petroleum liquids production comprises crude oil and condensate produced for the company's account plus its share of natural gas liquids (NGL) removed from natural gas deliveries from owned leases and NGL acquired through gas plant ownership. Natural gas deliveries represent Conoco's share of deliveries from leases in which the company has an ownership interest.

                                             1997      1996         1995
                                           --------- ---------    ---------
                                           (THOUSANDS OF BARRELS DAILY)
Petroleum Liquids Production
Consolidated Companies
Crude Oil, Condensate, and Natural Gas
 Liquids from Owned Reserves:
  United States...........................        90        91(a)        93(a)
  Europe..................................       176       182          143
  Other Regions...........................        92        88           98
                                           --------- ---------    ---------
    Subtotal..............................       358       361          334
Natural Gas Liquids from Gas Plant
 Ownership:
  United States...........................        66        67           65
                                           --------- ---------    ---------
    Total Production--Consolidated
     Operations...........................       424       428          399
Share of Equity Affiliates
Crude Oil, Condensate, and Natural Gas
 Liquids from Owned Reserves..............        16        13           12
Natural Gas Liquids from Gas Plant
 Ownership................................        13        13           13
                                           --------- ---------    ---------
    Total Production--Equity Affiliates...        29        26           25
                                           --------- ---------    ---------
    Total Petroleum Liquids Production....       453       454          424
                                           ========= =========    =========
                                            (MILLION CUBIC FEET DAILY)
Natural Gas Deliveries
Consolidated Companies
Natural Gas Deliveries from Owned
 Reserves:
  United States...........................       709       738(a)       740(a)
  Europe..................................       432       416          341
  Other Regions...........................        46        41           31
                                           --------- ---------    ---------
    Total Deliveries--Consolidated
     Operations...........................     1,187     1,195        1,112
Share of Equity Affiliates
Natural Gas Deliveries from Owned
 Reserves:
  United States...........................        23        24           38
                                           --------- ---------    ---------
    Total Natural Gas Deliveries..........     1,210     1,219        1,150
                                           ========= =========    =========

--------
(a) 1996 and 1995 U.S. natural gas production was reduced approximately 10% to convert from a wet volume to a dry volume and the associated NGL production was increased.

AVERAGE PRODUCTION COSTS AND SALES PRICES

  The following table presents data as prescribed by the Securities and Exchange Commission (SEC). Accordingly, the unit costs do not include income taxes and exploration, development, and general overhead costs. Since these excluded costs are material, the following data should not be interpreted as measures of profitability or relative profitability. See Results of Operations for Oil and Gas Producing Activities on page 54 of Exhibit 13 for a more complete disclosure of revenues and expenses. See also the references to crude oil and natural gas prices and volumes in Segment Review of Petroleum on pages 19-21 of Exhibit 13.

                                                  TOTAL   UNITED         OTHER
                                                WORLDWIDE STATES EUROPE REGIONS
                                                --------- ------ ------ -------
                                                        (U.S. DOLLARS)
For the year ended December 31, 1997
  Average production costs per barrel
   equivalent of petroleum produced(a).........   $4.21   $4.23  $4.51   $3.40
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate
    sold.......................................   18.58   17.93  18.93   18.35
   Per thousand cubic feet (MCF) of natural gas
    sold.......................................    2.51    2.34   3.25    1.41

For the year ended December 31, 1996
  Average production costs per barrel
   equivalent of petroleum produced(a)(c)......    3.84    4.11   4.13    2.50
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate
    sold.......................................   20.11   18.68  20.94   19.47
   Per MCF of natural gas sold.................    2.21    1.90   2.92    1.24

For the year ended December 31, 1995
  Average production costs per barrel
   equivalent of petroleum produced(a)(c)......    3.92    3.78   4.82    2.49
  Average sales prices of produced petroleum(b)
   Per barrel of crude oil and condensate
    sold.......................................   16.52   15.53  16.95   16.56
   Per MCF of natural gas sold.................    1.86    1.44   2.96    1.13

--------
(a) Average production costs per barrel of equivalent liquids, with natural gas converted to liquids at a ratio of 6 MCF of gas to one barrel of liquid.
(b) Excludes proceeds from sales of interest in oil and gas properties.
(c) 1996 and 1995 restated to conform to 1997 presentation.

                              PRESENT ACTIVITIES

                                                  TOTAL   UNITED         OTHER
                                                WORLDWIDE STATES EUROPE REGIONS
                                                --------- ------ ------ -------
                                                       (NUMBER OF WELLS)
At December 31, 1997
  Number of wells drilling*
   Gross.......................................      33      15     13       5
   Net.........................................      14       9      3       2

  Number of productive wells**
   Oil wells--gross............................   7,761   7,173    278     310
            --net..............................   2,657   2,523     26     108
   Gas wells--gross............................   8,749   8,486    169      94
            --net..............................   4,210   4,089     33      88
--------
 * Includes wells being completed.
** Approximately 80 gross (27 net) oil wells and 757 gross (271 net) gas wells, all in the United States, have multiple completions.

                  DEVELOPED AND UNDEVELOPED PETROLEUM ACREAGE

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                      (THOUSANDS OF ACRES)
At December 31, 1997
  Developed acreage
   Gross........................................    7,555  2,663  1,129    3,763
   Net..........................................    3,341  1,559    317    1,465
  Undeveloped acreage
   Gross........................................  108,803  2,749  4,984  101,070
   Net..........................................   80,017  2,103  1,648   76,266

                 NET EXPLORATORY AND DEVELOPMENT WELLS DRILLED

                                                   TOTAL   UNITED         OTHER
                                                 WORLDWIDE STATES EUROPE REGIONS
                                                 --------- ------ ------ -------
                                                 (NUMBER OF NET WELLS COMPLETED)
For the year ended December 31, 1997
  Exploratory--productive ......................      7.1    3.7    1.6      1.8
             --dry .............................     18.4   11.7    4.9      1.8
  Development--productive ......................    142.6  126.9    5.4     10.3
             --dry .............................     10.2    7.2    0.0      3.0

For the year ended December 31, 1996
  Exploratory--productive ......................     42.8    1.6    2.0     39.2
             --dry .............................     20.5   10.3    4.0      6.2
  Development--productive ......................     89.9   73.1    6.1     10.7
             --dry .............................     17.3   13.5    0.3      3.5

For the year ended December 31, 1995
  Exploratory--productive ......................     34.2   12.8    1.4     20.0
             --dry .............................     38.2   22.1    4.9     11.2
  Development--productive ......................    109.5   94.3    8.0      7.2
             --dry .............................     13.7   10.7    0.0      3.0


ESTIMATES OF TOTAL PROVED RESERVES FILED WITH OTHER
  FEDERAL AGENCIES COVERING THE YEAR 1997

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

NATURAL GAS AND GAS PRODUCTS

  Upstream operations in the United States include consolidated interests in 25 natural gas processing plants located in Colorado, Louisiana, New Mexico, Oklahoma and Texas. Seventeen of the plants are operated by the company. The company's share of total natural gas liquids (NGL) production from the 25 plants averaged 65,869 barrels per day (BPD) in 1997 and 67,489 BPD in 1996. Additional NGL production volumes of 30,098 BPD in 1997 and 19,279 BPD in 1996 are attributable to Conoco equity gas processed in third-party-operated plants. Conoco's 50% owned equity affiliate, C&L Processors Partnership, has six natural gas processing plants in Oklahoma and Texas, and the company's pro rata share of NGL production was 7,331 BPD in 1997 and 7,926 BPD in 1996. Other natural gas and gas products facilities in the United States include an 1,150-mile intrastate natural gas pipeline system in South Texas operated by Conoco's 100% owned subsidiary Lobo Pipeline Company and an 800-mile intrastate natural gas pipeline system in Louisiana operated by Conoco's 100% owned subsidiary Louisiana Gas System, Inc., natural gas and NGL pipelines in several states, three underground NGL storage facilities, a 19,000 BPD natural gas liquids fractionating plant in Gallup, New Mexico, a 22.5% equity interest in a 104,000 BPD natural gas liquids fractionating plant in Mt. Belvieu, Texas, owned by affiliated Gulf Coast Fractionators, and a 75% equity interest in the Pocahontas Gas Partnership that gathers, treats, and markets coal bed methane associated with coal mines in Virginia.

  Outside the United States, the company's Conoco (U.K.) Limited subsidiary operates a 50% owned gas processing facility at Theddlethorpe, England. Phoenix Park Gas Processors, a 41% owned equity affiliate, operates a natural gas plant at Point Lisas, Trinidad, of which Conoco's share of production was 4,798 BPD in 1997 and 4,936 BPD in 1996.

REFINING

  The company currently owns and operates four refineries in the United States located at Lake Charles, Louisiana; Ponca City, Oklahoma; Billings, Montana; and Denver, Colorado. The company also owns and operates the Humber refinery in England and owns a 16.33% interest in two refineries in the Czech Republic. Conoco also owns a 40% interest in a company that is constructing a 100,000 barrel-per-day refinery near the city of Melaka, Malaysia, with completion scheduled for 1998. Conoco also has an 18.75% interest in a refining complex in Karlsruhe, Germany.

  Capacities at year-end 1997 as well as inputs processed during 1997 are summarized in the following table:

                                     TOTAL   UNITED UNITED             CZECH
                                   WORLDWIDE STATES KINGDOM GERMANY* REPUBLIC**
                                   --------- ------ ------- -------- ----------
                                           (THOUSANDS OF BARRELS DAILY)
At December 31, 1997
  Refinery crude oil and
   condensate distillation
   capacity (excluding additional
   feedstocks input to other
   refinery units)................    733     491     160      54        28
For the year ended December 31,
 1997
  Inputs processed
   Crude oil and condensate.......    685     476     137      51        21
   Additional feedstocks input to
    other refinery units..........     96      28      56      11         1

--------
 * Represents 18.75% interest in the Karlsruhe refinery complex.
** Represents 16.33% interest in two Czech Republic refineries.

  Utilization of refinery capacity depends on the market demand for petroleum products, availability of crude oil and other feedstocks, and the economics of converting crude oil into refined products.

MARKETING

  In the United States, the company sells refined products at retail in 37 states, principally under the "Conoco" brand. In addition, the company markets a wide range of products other than at retail in all 50 states and the District of Columbia. Refined products are also sold in Austria, Germany and the United Kingdom under the "Jet" and "Conoco" brands; in Belgium, France and Luxembourg under the "Seca" brand; and in Switzerland under the "OK Coop" brand. The "Jet" brand is used for marketing in the Czech Republic, Denmark, Finland, Hungary, Norway, Poland, Slovakia, Spain, Sweden and Thailand. A joint venture in Turkey markets under the "Tabas" and "Turkpetrol" brands.

SUPPLY AND TRANSPORTATION

  The company has an extensive pipeline system for crude oil and refined products. Information concerning daily pipeline shipments is presented below:

                                                  1997    1996    1995
                                                -------- ------- -------
                                                 (THOUSANDS OF BARRELS)
                                                -------- ------- -------
Average Daily Pipeline Shipments
  Pipeline shipments of consolidated
   companies...................................     895     845     873
  Equity in shipments of nonconsolidated
   affiliates..................................     367     360     358

  Conoco Pipe Line Company (CPL), a wholly owned subsidiary and operator of the company's U.S. petroleum pipeline system, transported approximately 863 thousand barrels per day of crude oil and refined products in 1997. In addition to pipeline facilities, CPL operates, under a management contract, three marine terminals, one coke-exporting facility, and 43 product terminals located throughout the United States. These facilities are wholly or jointly owned by the company. Crude oil is gathered in the Rocky Mountain, mid-continent, and southern Louisiana areas primarily for delivery to local refiners. Refined products pipelines are located in the Rocky Mountain and mid-continent areas to serve regional demand centers. Other U.S. transportation assets include numerous tank cars, barges, tank trucks, and other motor vehicles.

  Outside the United States, Conoco signed a second major agreement to supply gas via the Interconnector pipeline from its U.K. North Sea fields to continental Europe. The pipeline was installed in 1997 and terminals at each end are scheduled for completion in late 1998. Conoco has a 10% ownership in the pipeline.

  The company also operates a fleet of seagoing crude oil tankers. These vessels, principally of Liberian registry, are described as follows:

                                                  1997    1996    1995
                                                -------- ------- -------
                                             (THOUSANDS OF DEADWEIGHT TONS)
Controlled Seagoing Vessel Capacity Owned or
 Leased........................................   1,006   1,006     881
                                                ======== ======= =======
Number of Vessels 80,000 DWT and Above             (NUMBER OF VESSELS)
  Single Hull..................................       3       3       3
  Double Hull..................................       5       5       4
                                                -------- ------- -------
    Total Vessels..............................       8       8       7
                                                ======== ======= =======

ITEM 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 80 lawsuits are pending against the company; the rest having been disposed of by trial, dismissal or settlement. The remaining docket of "Benlate" 50 DF cases includes alleged personal injury cases, alleged crop damage cases, and cases alleging discovery abuse and fraud. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Four personal injury cases are pending in West Virginia and three personal injury cases are pending in Delaware. The same plaintiffs' attorney who filed these Delaware and West Virginia cases has indicated that he intends to file additional personal injury cases. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three were removed to federal court. The Florida class action has been remanded back to state court, and motions to remand the remaining cases back to the state court have been or are expected to be filed. The Alabama case received conditional class certification by the state court prior to its removal. In another crop damage case, Kawamata/Tomono, the Hawaii Supreme court in December 1997 affirmed the judgment and all trial court orders in an action in which a jury had returned a verdict for the plaintiffs in excess of $23 million. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. The Eleventh Circuit ordered that a different judge shall preside over the matter on remand. DuPont's petition for writ of certiorari in the United States Supreme Court, seeking review of certain aspects of the Eleventh Circuit's decision, has been denied and DuPont awaits further proceedings in the trial court. A shareholder derivative action pending in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, remains stayed. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that, at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. The Georgia district court has granted DuPont's motion to dismiss, holding that the release plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. The same court also granted a similar DuPont motion with respect to another case that had been transferred from Hawaii federal court. Plaintiffs have appealed the granting of DuPont's motion in both these cases. Five cases based on similar allegations were filed in Hawaii; the state court class action mentioned above, two individual state court actions, and two actions in Hawaii federal court. In both Hawaii federal cases, the court granted DuPont's motions to enforce prior settlement releases. Plaintiffs may appeal. One of the Hawaii state court individual actions has been voluntarily dismissed by the plaintiff. Seven additional such cases have been filed in Florida involving early settlements through DuPont's claims adjusting company. All seven of these have been dismissed on the grounds that prelitigation settlements barred their claims. Plaintiffs have appealed the dismissals. In a case brought in Texas on behalf of approximately 40 pecan growers, the judge on January 6, 1998, granted DuPont's motion for summary judgment on statute of limitations grounds. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

  The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in estimates of such costs could result in additional future charges.

  On December 21, 1993, Conoco's Denver refinery received a Notice of Violation from the Environmental Protection Agency (EPA), Region VIII, and the Colorado Department of Health requesting a civil penalty of $169,500 in a dispute over proper scope and scheduling of certain Resource and Conservation and Recovery Act (RCRA) on-site investigation activities. The investigation activities have previously been the subject of a settlement with the EPA and the Colorado Department of Health, and the work performed has been in compliance with such agreement in the opinion of company counsel. As such, it is anticipated that the fine will be significantly reduced pursuant to negotiations between the parties.

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

  The EPA filed on October 7, 1994, an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels that the EPA alleges were not in compliance with its new Worker Protection Standards. The labels were submitted to the EPA for approval in

July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels. DuPont has cooperated with the EPA in making label changes and has issued supplemental labeling for all products that had been distributed. DuPont believes the proposed penalties are unwarranted and is contesting the complaint and proposed civil penalty in an EPA administrative proceeding.

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

  On March 18, 1997, EPA Region VIII filed an Administrative Complaint and Compliance Order in which they allege 78 violations of the RCRA by Conoco at its refinery in Commerce City, Colorado. The agency is seeking a penalty of $666,771. The allegations involve training, record keeping, manifest and permitting issues. Conoco previously settled these allegations with the State of Colorado which is authorized to administer the RCRA program on behalf of U.S. EPA Region VIII. Conoco believes that the penalties are unwarranted and intends to defend itself vigorously against the allegations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 6, 1998, of the company's executive officers.

                                                                      EXECUTIVE
                                                                       OFFICER
                                                                  AGE   SINCE
                                                                  --- ---------
President and Chief Executive Officer
  Charles O. Holliday, Jr.(1)....................................  49   1992
Other Executive Officers:
  Archie W. Dunham, Executive Vice President(1)..................  59   1985
  Kurt M. Landgraf, Executive Vice President.....................  51   1996
  Joseph A. Miller, Jr., Senior Vice President and Chief Technol-
   ogy Officer...................................................  56   1994
  Stacey J. Mobley, Senior Vice President........................  52   1992
  Gary M. Pfeiffer, Senior Vice President and Chief Financial Of-
   ficer.........................................................  48   1997
  Howard J. Rudge, Senior Vice President and General Counsel.....  62   1994

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 154,014 at December 31, 1997 and 148,755 at March 6, 1998.

                                                                      PAGE(S)
                                                                      -------
Quarterly Financial Data:
  Dividends Per Share of Common Stock................................     60
  Market Price of Common Stock (High/Low)............................     60

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations..............................................     61
  Financial Position at Year End.....................................     61
  Ratios.............................................................     61
  General............................................................     61

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Letter to Shareholders ..............................................    1-3*
Segment Profiles: Chemicals, Fibers, Polymers, Petroleum, Life
 Sciences, Diversified...............................................    8-9**
Management's Discussion and Analysis:
  Analysis of Operations.............................................  16-17
  Segment Reviews....................................................  17-23
  Financial Condition and Cash Flows.................................  23-26
  Environmental Matters..............................................  28-29

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's Discussion and Analysis:
  Financial Instruments
   Derivatives and Other Hedging Instruments.........................     26
   Foreign Currency Risk.............................................  26-27
   Interest Rate Risk................................................     27
   Commodity Price Risk and Trading..................................     27

--------
 *Includes text of letter except for photograph on page 2.
**Excludes photographs and related captions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        PAGE(S)
                                                                        -------
Financial Statements:
  Report of Independent Accountants...................................      30
  Consolidated Income Statement for 1997, 1996 and 1995...............      31
  Consolidated Balance Sheet as of December 31, 1997 and December 31,
   1996...............................................................      32
  Consolidated Statement of Stockholders' Equity for 1997, 1996 and
   1995...............................................................      33
  Consolidated Statement of Cash Flows for 1997, 1996 and 1995........      34
  Notes to Financial Statements.......................................   35-53

Supplemental Financial Information:
  Supplemental Petroleum Data:
   Oil and Gas Producing Activities...................................   54-59

Quarterly Financial Data and related notes for the following items for the two years 1997 and 1996:
  Sales...............................................................      60
  Cost of Goods Sold and Other Expenses...............................      60
  Net Income..........................................................      60
  Earnings Per Share of Common Stock..................................      60
  Dividends Per Share of Common Stock.................................      60
  Market Price of Common Stock........................................      60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1998 Annual Meeting Proxy Statement dated March 20, 1998, filed in connection with the Annual Meeting of Stockholders to be held April 29, 1998. However, information regarding executive officers is contained in Part I of this report (page 14) pursuant to General Instruction G of this form.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        PAGE(S)
                                                                        -------
Election of Directors.................................................     4-7
Compliance With the Securities Exchange Act...........................       9

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors.............................................     2-3
Compensation and Stock Option Information.............................   12-15
Retirement Benefits...................................................   16-17

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Beneficial Ownership of Securities....................................     8-9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors.................................................     4-7

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

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1997.

    Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20% significant subsidiary.

    3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  3.1    Company's Restated Certificate of Incorporation filed May 29, 1997
         (incorporated by reference to the company's filing on Form 8-K on June
         13, 1997).
  3.2    Company's Bylaws, as last revised September 1, 1997 (incorporated by reference to Exhibit 3.2 of the company's Quarterly Report on Form 10-
         Q for the period ended September 30, 1997).
  3.3    Company's Bylaws, as last revised October 29, 1997.
  3.4    Company's Bylaws, as last revised November 15, 1997.
  3.5    Company's Bylaws, as last revised February 1, 1998.
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1996).

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

 10.3* Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.4* Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

 10.6* Company's Stock Performance Plan, as last amended effective September 28, 1994 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).

 10.7* Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).

 10.8* Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994 (incorporated by reference to Exhibit 10.9 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).

 10.9* Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 (incorporated by reference to Exhibit
         10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.10* Letter Agreement and Consulting Agreement, dated as of October 9, 1995, between the company and C. S. Nicandros (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1995).

 10.11* Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.12* Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

 11      Statement re calculation of earnings per share.

 12      Statement re computation of the ratio of earnings to fixed charges.

 13 The 1997 Letter to Shareholders; "Segment Profiles: Chemicals, Fibers, Polymers, Petroleum, Life Sciences, Diversified"; "Management's Discussion and Analysis"; and Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 1997, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

 21      Subsidiaries of the Registrant.

 23      Consent of Independent Accountants.
--------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On October 22, 1997, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7. "Financial
  Statements and Exhibits," the Registrant's Earnings Press Release, dated October 22, 1997, was filed.

    (2) On January 28, 1998, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
  (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7, "Financial
  Statements and Exhibits," the Registrant's Earnings Press Release, dated January 28, 1998, was filed.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED AND IN THE CAPACITIES INDICATED, AS OF THE 23RD DAY OF MARCH 1998.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                          By:       G. M. PFEIFFER
                                             ---------------------------------
                                                      G. M. PFEIFFER
                                               SENIOR VICE PRESIDENT--DUPONT
                                                          FINANCE
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED AS OF THE 23RD DAY OF MARCH 1998, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

                             CHAIRMAN OF THE BOARD:

                                   J. A. Krol
                             ---------------------
                                   J. A. KROL

PRESIDENT AND CHIEF EXECUTIVE OFFICER
           AND DIRECTOR:

   (PRINCIPAL EXECUTIVE OFFICER):         EXECUTIVE VICE PRESIDENT AND DIRECTOR:


         C. O. Holliday, Jr.                           A. W. Dunham
-------------------------------------     -------------------------------------
         C. O. HOLLIDAY, JR.                          A. W. DUNHAM


DIRECTORS:

           P. N. Barnevik                             W. K. Reilly
-------------------------------------     -------------------------------------
           P. N. BARNEVIK                             W. K. REILLY


            A. F. Brimmer                           H. R. Sharp, III
-------------------------------------     -------------------------------------
            A. F. BRIMMER                           H. R. SHARP, III


           L. C. Duemling                              C. M. Vest
-------------------------------------     -------------------------------------
           L. C. DUEMLING                              C. M. VEST


            E. B. du Pont                              G. Watanabe
-------------------------------------     -------------------------------------
            E. B. DU PONT                              G. WATANABE


            C. M. Harper                           E. S. Woolard, Jr.
-------------------------------------     -------------------------------------
            C. M. HARPER                           E. S. WOOLARD, JR.


            L. D. Juliber
-------------------------------------
            L. D. JULIBER

                     E. I. DU PONT DE NEMOURS AND COMPANY

                               INDEX OF EXHIBITS


Exhibit
Number                                    Description
-------                                   -----------
  3.1      Company's Restated Certificate of Incorporation filed May
           29, 1997 (incorporated by reference to the company's filing on Form 8-K on June 13, 1997).

  3.2 Company's Bylaws, as last revised September 1, 1997 (incorporated by reference to Exhibit 3.2 of the company's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

  3.3      Company's Bylaws, as last revised October 29, 1997.

  3.4      Company's Bylaws, as last revised November 15, 1997.

  3.5      Company's Bylaws, as last revised February 1, 1998.

   4 The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

 10.1* Company's Corporate Sharing Plan, as last amended August 28, 1991 (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.2* The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, (formerly the Deferred Compensation Plan For Directors), as last amended effective January 1, 1996, and approved by shareholders at the company's 1996 Annual Meeting of Shareholders (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 1996).

 10.3* Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.4* Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).



-------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Exhibit
Number                                    Description
-------                                   -----------
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

 10.7* Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

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

10.11* Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit
           10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.12* Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

  11       Statement re calculation of earnings per share.

  12       Statement re computation of the ratio of earnings to fixed charges.

  13 The 1997 Letter to Shareholders; "Segment Profiles: Chemicals, Fibers, Polymers, Petroleum, Life Sciences, Diversified"; "Management's Discussion and Analysis"; and Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 1997, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

  21       Subsidiaries of the Registrant.

  23       Consent of Independent Accountants.

  27       Financial Data Schedule.

-------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.