Form 10-Q
period 1998-05-06
DUPONT E I DE NEMOURS & CO
filed 1998-05-06
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

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


                           Yes   X         No


1,128,502,436 shares (excludes 18,330,365 shares held by DuPont's
  Flexitrust) of common stock, $0.30 par value, were outstanding at April 30, 1998.

                                                                   Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents

                                                                     Page(s)
                                                                     -------
Part I
  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       8

    Industry Segment Performance ................................      8-10

    Consolidated Industry Segment Information ...................      11

    Financial Condition .........................................     12-13

    Other Items .................................................     13-14

Part II
  Item 1.  Legal Proceedings ....................................     14-16

  Item 4.  Submission of Matters to a Vote of Security Holders ..     16-17

  Item 6.  Exhibits and Reports on Form 8-K .....................     17-18

Signature .......................................................      19

Exhibit Index ...................................................      20

Exhibit 3.2 Company's Bylaws, as last revised March 4, 1998 .....      21

Exhibit 10.1 Company's Stock Performance Plan, as last
  amended effective January 28, 1998 ............................      22

Exhibit 10.2 The DuPont Stock Accumulation and Deferred
  Compensation Plan, as last amended March 1, 1998 ..............      23

Exhibit 10.3 The DuPont Stock Accumulation and Deferred
  Compensation Plan, as last amended April 29, 1998 .............      24

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      25

                                                              Form 10-Q




E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                    Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                        March 31
------------------------------------------------------------------------
(Dollars in millions, except per share)               1998        1997
-----------------------------------------------------------------------
SALES ...........................................   $10,965     $11,211
Other Income ....................................       413         339
                                                    -------     -------
    Total .......................................    11,378      11,550
                                                    -------     -------
Cost of Goods Sold and Other Expenses ...........     8,264       8,275
Selling, General and Administrative Expenses ....       650         632
Depreciation, Depletion and Amortization ........       658<Fb>     604
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties .........        67          91
Interest and Debt Expense .......................       190         149
Purchased In-Process Research and Development<Fc>        60          -
                                                    -------     -------
    Total .......................................     9,889       9,751
                                                    -------     -------
EARNINGS BEFORE INCOME TAXES ....................     1,489       1,799
Provision for Income Taxes ......................       583         779
                                                    -------     -------
NET INCOME ......................................   $   906     $ 1,020
                                                    =======     =======


EARNINGS PER SHARE OF COMMON STOCK<Fd>:
  Basic .........................................   $   .80     $   .90
  Diluted .......................................   $   .79     $   .89
                                                    =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK .............   $  .315     $  .285
                                                    =======     =======


See Notes to Financial Statements.


                                                                                   Form 10-Q

                                                                         Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                      March 31
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                     1998         1997
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ......................................................     $   906      $ 1,020
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ....................         658          604
      Dry Hole Costs and Impairment of Unproved Properties ........          22           40
      Purchased In-Process R&D ....................................          60          -
      Other Noncash Charges and Credits - Net .....................        (124)          41
      Change in Operating Assets and Liabilities - Net ............      (1,389)      (1,118)
                                                                        -------      -------

        Cash Provided by Operations ...............................         133          587
                                                                        -------      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ......................        (840)        (699)
  Investment in Affiliates ........................................         (57)        (138)
  Payments for Businesses Acquired ................................        (694)         -
  Proceeds from Sales of Assets ...................................         514           48
  Net Decrease (Increase) in Short-Term Financial Instruments .....         (94)        (329)
  Miscellaneous - Net .............................................         (38)         (21)
                                                                        -------      -------

        Cash Used for Investment Activities .......................      (1,209)      (1,139)
                                                                        -------      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ..................................        (358)        (325)
  Net Increase in Borrowings ......................................       2,731        1,423
  Acquisition of Treasury Stock ...................................        (309)        (107)
  Proceeds from Exercise of Stock Options .........................          36           64
                                                                        -------      -------

        Cash Provided by Financing Activities .....................       2,100        1,055
                                                                        -------      -------

Effect of Exchange Rate Changes on Cash ...........................          (4)         (91)
                                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................     $ 1,020      $   412
                                                                        =======      =======



See Notes to Financial Statements.


                                                                                                          Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa>                                                            March 31      December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1998           1997
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 2,024         $ 1,004
  Marketable Securities ............................................................          236             142
  Accounts and Notes Receivable ....................................................        5,963           5,740
  Inventories<Fe> ..................................................................        4,533           4,070
  Prepaid Expenses .................................................................          520             397
  Deferred Income Taxes ............................................................          520             521
                                                                                          -------         -------
    Total Current Assets ...........................................................       13,796          11,874
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (March 31, 1998 - $30,439; December 31, 1997 - $30,701) .............       24,075          23,583
INVESTMENT IN AFFILIATES ...........................................................        3,622           3,477
OTHER ASSETS .......................................................................        4,134           4,008
                                                                                          -------         -------
    TOTAL ..........................................................................      $45,627         $42,942
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,808         $ 3,007
  Short-Term Borrowings and Capital Lease Obligations ..............................        8,391           6,154
  Income Taxes .....................................................................          707             593
  Other Accrued Liabilities ........................................................        3,917           4,316
                                                                                          -------         -------
    Total Current Liabilities ......................................................       15,823          14,070
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        6,434           5,929
OTHER LIABILITIES ..................................................................        8,905           8,919
DEFERRED INCOME TAXES ..............................................................        2,145           2,084
                                                                                          -------         -------
    Total Liabilities ..............................................................       33,307          31,002
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          691             670
                                                                                          -------         -------
STOCKHOLDERS' EQUITY<Ff>
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at March 31, 1998 - 1,146,832,801; December 31, 1997 - 1,152,762,128 ...........          344             346
  Additional Paid-In Capital .......................................................        8,068           7,991
  Reinvested Earnings ..............................................................        4,671           4,389
  Accumulated Other Comprehensive Income ...........................................         (317)           (297)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  March 31, 1998 - 20,198,694;
    December 31, 1997 - 23,245,747) ................................................       (1,374)         (1,396)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       11,629          11,270
                                                                                          -------         -------
    TOTAL ..........................................................................      $45,627         $42,942
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

<Fb> Includes a charge of $59 for asset write-downs related to the shutdown of certain nylon manufacturing facilities.

<Fc> Represents a charge for revision, based on independent appraisals, of the purchase price allocation in connection with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated. The charge was not tax effected because this transaction was a stock acquisition rather than an asset purchase.

<Fd> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The numerator in calculating both basic and diluted earnings per share for each period is reported net income less preferred dividends of $2.5. The denominator is based on the following weighted-average number of common shares:

                                       Three Months Ended
                                ---------------------------------
                                March 31, 1998     March 31, 1997
                                --------------     --------------
            Basic                1,128,415,102      1,129,554,952
            Diluted              1,145,674,145      1,148,190,360

     The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

[FN]
     The following stock options are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                                            March 31
                                     -----------------------
                                       1998          1997
                                     ---------     ---------
                   Stock Options     4,998,517     4,848,300

     Compensation expense recognized in income for stock-based employee compensation awards was $48 and $17 for the three months ended March 31, 1998 and 1997, respectively.

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing weighted-average number of common shares.

<Fe> Inventories                                 March 31       December 31
     -----------                                   1998            1997
                                                 --------       -----------
     Chemicals ...........................        $  324          $  289
     Fibers ..............................           834             744
     Polymers ............................           764             707
     Petroleum ...........................         1,456           1,278
     Life Sciences .......................           774             676
     Diversified Businesses ..............           381             376
                                                  ------          ------
       Total .............................        $4,533          $4,070
                                                  ======          ======

<Ff> The following sets forth the company's comprehensive income for the periods shown:

                                                         Three Months Ended
                                                               March 31
                                                         ------------------
                                                         1998        1997
                                                         -----      -------
     Net Income ...................................      $906       $1,020

     Other Comprehensive Income, Net of Tax .......       (20)        (107)
                                                         ----       ------
     Comprehensive Income .........................      $886       $  913
                                                         ====       ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 First quarter diluted earnings per share before nonrecur-ring charges were $.92 compared to $.89 per share in the first quarter last year, marking the sixteenth consecutive quarter of record earnings for comparable periods. Including nonrecurring charges, net income for the first three months of 1998 was $906 million, or $.79 diluted earnings per share, compared to $1,020 million, or $.89 diluted earnings per share, in the same period last year.

                 Nonrecurring charges totaling $145 million after-tax or $.13 per share were recorded in the first quarter, $60 million to revise a prior estimate for the 1997 write-off of acquired in-process research and development related to the acquisition of Protein Technologies International, and $85 million related to the previously announced modernization program for global nylon operations.

                 Net income for the quarter before nonrecurring items totaled $1,051 million, up 3 percent from the $1,020 million in 1997. Sales were $11.0 billion, down 2 percent, principally due to lower sales by Conoco.

             (2) Industry Segment Performance:

                  The following text compares first quarter 1998 results with first quarter 1997, for each industry segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information" table.

                 Chemicals and Specialties segments' after-tax income before nonrecurring charges was $867 million, up 11 percent. Sales for the quarter, including acquisitions, were up 8 percent on a con-tinuing business basis, reflecting 9 percent higher volume, partly offset by 1 percent lower selling prices. Regionally, volume was up 7 percent in the United States, up 18 percent in Europe and up
         4 percent in Asia. Excluding negative currency effects, average worldwide selling prices would have been up 3 percent, with prices in the United States up 1 percent and prices outside the United States up 5 percent.

                 In the Petroleum segment, Conoco, DuPont's energy subsid-iary, had earnings of $287 million, down 13 percent, reflecting significantly lower crude oil and natural gas prices partly offset by improved international downstream results, lower exploration

                                                                 Form 10-Q



         costs, higher natural gas volumes, upstream asset sales, and increased oil production in countries with lower taxes. Down-stream operations earned $70 million, up 13 percent due to higher European refined product margins. Upstream operations earned $217 million, down 19 percent. Crude oil prices averaged $13.64 per barrel for the quarter, $6.88 per barrel or 34 percent less than last year. Worldwide natural gas prices averaged 18 percent lower than last year, partly offset by 5 percent higher volumes.

         o Chemicals segment earnings were $177 million compared to $143 million earned last year, up 24 percent, principally due to higher earnings from white pigments. Both periods include comparable gains from asset sales. Segment sales of $1.0 billion were 2 percent higher, reflecting 6 percent higher selling prices and 4 percent lower volume.

         o Fibers segment earnings of $229 million were essentially flat compared with the $233 million earned in 1997. Earnings from specialty fibers ("Lycra" spandex, advanced fibers, and non-wovens) increased 9 percent, but were offset by lower earnings from "Dacron" polyester as a result of intense competitive pressure from Asian imports. Sales of $1.9 billion were down 1 percent as selling prices averaged 2 percent lower and sales volumes were 1 percent higher.

         o  Earnings for the Polymers segment were $230 million, up
            11 percent from $208 million in 1997, principally reflecting improved results from engineering polymers and fluoropolymers. Segment sales of $1.7 billion were 6 percent above 1997, reflecting 6 percent higher volume and flat selling prices.

         o Petroleum segment earnings were $287 million, down $44 million or 13 percent from a record first quarter 1997. U.S. upstream earnings totaled $78 million, down 49 percent principally due to lower crude oil and natural gas prices, partly offset by higher natural gas volumes from increasing production in the
            South Texas fields acquired in 1997.   Outside the United
            States, upstream earnings were $139 million, up 19 percent due to North Sea asset sales and lower taxes that more than offset the effect of lower crude oil prices. U.S. downstream earn-ings of $18 million were 25 percent lower, principally due the loss of production from scheduled maintenance turnarounds. Downstream earnings outside the United States of $52 million were up 37 percent reflecting better refining and marketing margins.

         o Life Sciences segment earnings were $150 million, up 6 percent from $141 million in 1997. Pharmaceuticals earnings were up 40 percent, largely due to improved results for "Cozaar" and higher DuPont Merck venture sales of "Coumadin." Agricultural

                                                                 Form 10-Q



            products earnings were modestly lower, principally due to the stronger U.S. dollar. Segment sales including acquisitions were $701 million, up 12 percent, reflecting 15 percent higher volume partly offset by 3 percent lower prices.

         o  Diversified Businesses earnings were $81 million, up
            45 percent from $56 million in 1997. This reflects higher earnings from photopolymers and electronic materials and coal, and lower operating losses from the printing and publishing businesses divested in early March of this year. Segment sales were $845 million, up 25 percent, including sales from acquisitions. Average selling prices were 7 percent lower.

                                                             Form 10-Q




E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                   Three Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION               March 31
------------------------------------------------------------------------
(Dollars in millions)                               1998        1997
-----------------------------------------------------------------------
SALES
-----
Chemicals .....................................    $ 1,023     $ 1,006
Fibers ........................................      1,896       1,913
Polymers ......................................      1,729       1,630
Petroleum .....................................      4,771       5,360
Life Sciences .................................        701         625
Diversified Businesses ........................        845         677
                                                   -------     -------
    Total .....................................    $10,965     $11,211
                                                   =======     =======
AFTER-TAX OPERATING INCOME
--------------------------
Chemicals .....................................    $   177     $   143
Fibers ........................................        144<Fa>     233
Polymers ......................................        230         208
Petroleum .....................................        287         331
Life Sciences .................................         90<Fb>     141
Diversified Businesses ........................         81          56
                                                   -------     -------
    Total .....................................      1,009       1,112

Interest and Other Corporate
  Expenses Net of Tax .........................       (103)        (92)
                                                   -------     -------
NET INCOME ....................................    $   906     $ 1,020
----------                                         =======     =======

<Fa> Includes a charge of $85 related to rationalization of global
     Nylon operations, principally shutdown of certain manufacturing facilities and employee separation costs.
<Fb> Includes a charge of $60 for revision, based on independent appraisals, of the purchase price allocation in connection with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.


                                                                 Form 10-Q



         (b) Financial Condition at March 31, 1998

         DuPont recorded a net cash inflow from operations of $133 million for the first quarter of 1998, as compared with $587 million for the same period in 1997. The decrease in cash provided by operations for the period primarily reflects a larger change in net operating assets and liabilities, a $1.4 billion increase in the first quarter 1998 compared to a $1.1 billion increase in first quarter 1997. The change is due to moderately higher inventories and generally lower levels of current liabilities, excluding short-term borrowings, for the current period. Significant first quarter increases in net operating assets and liabilities are a typical pattern driven by seasonal working capital builds in a number of business units, particularly Agricultural Products. These increases are primarily due to higher trade receivables, higher inventories, and the timing of certain liability payments, including the first quarter payout of annual variable compensation. Increases in working capital during the first quarter are usually reversed by year-end.

         Year-to-date capital expenditures for plant, property and equipment, investments in equity affiliates, and payments for businesses acquired, were $1.6 billion, up $754 million from the same period last year. First quarter 1998 capital expenditures included $653 million for acquisi-tion of ICI's polyester films business. This acquisition was part of the total $3.0 billion planned acquisitions from ICI announced in July 1997.
The final acquisitions are expected in third and fourth quarter 1998 with anticipated capital expenditures of $700 million for ICI's titanium dioxide business and $200 million for ICI's Pakistan polyester resins business. Asset sale proceeds in the first quarter of 1998 totaled $514 million. Included was the sale of certain hydrogen peroxide properties for $150 million and proceeds related to the sale of the Printing and Publishing business totaling $86 million. The remaining proceeds consisted primarily of sales of various petroleum properties, including the collection of a $156 million note for certain properties sold in December 1997.

         During the quarter, the company spent $374 million to repurchase and retire 6 million shares of DuPont common stock in a private placement transaction. This purchase is part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. Not related to the buyback program previously mentioned, the company received $65 million as a final settlement payment associated with 16 million shares repurchased in a private placement transaction in December 1997. Total debt, including capital lease obligations, at March 31, 1998, was $14.8 billion versus
$12.1 billion at year-end 1997. The $2.7 billion increase in total debt reflects primarily the issuance of commercial paper. These funds were used to finance the increase in working capital, the ICI acquisition, and the $1.0 billion increase in cash and cash equivalents.

                                                                  Form 10-Q

     Certain Statistics
     ------------------
                                           At 3/31/98      At 12/31/97
                                           ----------      -----------
     Cash Flow to Debt (previous
       12 months cash provided by
       operations to total debt)               44%             58%

     Current Ratio (current assets to
       current liabilities)                   0.9             0.8

     Earnings to Fixed Charges                5.9             6.4

         The Cash Flow to Debt ratio was down in first quarter 1998 versus year-end primarily due to the $2.7 billion increase in total debt in the quarter. Days' sales outstanding averaged 37 days in the first quarter, up three days from the prior quarter, and up four days from the first quarter of 1997.

         On April 29, the company increased the common stock dividend by 11 percent from $.315 to $.35 effective in the second quarter 1998.

         (c) Other Items

         Recent Accounting Standards
         ---------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." In the first quarter of 1998, the company adopted Statement No. 130 and displays in the first quarter 1998 financial statements at Note (f) compre-hensive income and its components. Statement No. 130 has no financial impact on the company. The company is required to adopt Statement No. 131 for the 1998 annual report and disclose segment information on the same basis used internally for evaluating segment performance and deciding how to allocate resources to segments. The company is currently assessing the effect of the new disclosure; however, adoption of Statement No. 131 will have no financial impact on the company.

         In the first quarter of 1998, the company adopted Statement of Position (SOP) 98-1 issued in March 1998 by the American Institute of Certified Public Accountants, which requires capitalization of the costs of computer software for internal use. Adoption of SOP 98-1 has no material financial impact on the company.

         Redefining the Chemicals and Specialties Businesses
         ---------------------------------------------------

         On April 7, 1998, DuPont announced an organizational alignment to allow the company's chemicals and specialties businesses to aggressively implement differentiated strategies for long-term profitable growth. The company placed its chemicals and specialties businesses into three group-ings, each with a distinct mission and financial goals.

                                                                  Form 10-Q



      o LIFE SCIENCES businesses, which include agricultural products, pharmaceuticals and biotechnology, will be the centerpiece of DuPont in the future. This group is the company's long-term growth engine and is to receive the bulk of the company's investment funding.

      o DIFFERENTIATED businesses, which include such segments as "Lycra" brand spandex and "Tyvek" spunbonded olefin, are DuPont's growth businesses with market leadership. The company will do whatever is necessary to ensure continued growth and earnings contribution of this group.

      o FOUNDATION businesses, such as nylon, polyester and engineering polymers, are very strong businesses that have evolved from DuPont's core technological strengths. The value of these busi-nesses to DuPont is their ability to provide the cash flow and growth necessary to fund overall corporate objectives. The goals for these businesses include an intense focus on capital and cost productivity.

         In the area of staff functions, DuPont is forming a global services business to offer high quality, demand driven and variable services at low unit cost to DuPont businesses.

         Reorganization
         --------------
         On April 23, 1998, the company announced the reorganization of its nylon business aimed at solidifying its position as the global market leader, with the most efficient, lowest cost, highest quality nylon produc-tion worldwide. As a result of the reorganization, nylon will eliminate approximately 500 jobs worldwide. These are in addition to the position eliminations announced in 1996 as part of the nylon renewal effort. About 65% of the positions eliminated will be in North America, 25% in Europe, with the remainder split between Asia and South America. The company expects to take a second quarter charge to earnings for employee separation costs. An estimate is not currently available.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 60 crop damage lawsuits are still pending against the company. In addition

                                                                  Form 10-Q



there are approximately 65 "Benlate" 50 DF cases pending which allege personal injury, securities violations, discovery abuse and fraud, and damage to shrimp farming operations. The latter includes twenty-eight cases which were recently filed in Florida. The plaintiffs in these cases allege that the runoff from Ecuadoran banana plantations contained "Benlate" 50 DF as well as other chemicals and that the runoff hurt production at commercial shrimp farms. The plaintiffs separately sued DuPont and the manufacturers of the other chemicals. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Also pending are four personal injury cases in West Virginia and three in Delaware, representing the claims of twelve families. The same plaintiffs' attorney who filed these Delaware and West Virginia cases has indicated that he intends to file additional personal injury cases. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three were removed to federal court. The Florida class action has been remanded back to state court, and motions to remand the remaining cases back to state court have been or are expected to be filed. The Alabama case received conditional class certification by the state court prior to its removal. In another crop damage case, Kawamata/Tomono, the Hawaii Supreme Court in December 1997 affirmed the judgment and all trial court orders in an action in which a jury had returned a verdict for the plaintiffs in excess of $23 million. DuPont recently settled this lawsuit; terms are confidential. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont has engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. A different district court judge is now presiding over the matter on remand. A shareholder derivative action pending in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, remains stayed. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Certain plaintiffs who have previously settled have filed cases alleging fraud and other misconduct relating to the litigation of settlement of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that, at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. The Georgia district court has granted DuPont's motion to dismiss, holding that the releases plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. The court also granted a similar DuPont motion with respect to another case that had been transferred from Hawaii federal court. Plaintiffs have appealed the granting of DuPont's motions in both of these cases. Five cases based on similar allegations were filed in Hawaii; the state court class action case mentioned above, two individual

                                                                 Form 10-Q



state court actions and two actions in Hawaii federal court. In both Hawaii federal cases, the court granted DuPont's motions to enforce prior settle-ment releases. One of the Hawaii state court cases has been voluntarily dismissed by the plaintiff. Seven additional such cases, filed in Florida, have been dismissed on the grounds that pre-litigation settlements barred their claims. Plaintiffs have appealed the dismissals. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the Annual Meeting:

         A total of 964,716,548 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 29, or
84.1 percent of the shares entitled to be voted. Business was transacted as follows:

     1. ELECTION OF DIRECTORS: The 13 nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

                                       Votes        Votes Cast Against
                 Director            Cast for          or Withheld
            -------------------     -----------     ------------------
            P. N. Barnevik          957,492,205         7,224,343
            C. J. Crawford          957,014,798         7,701,750
            L. C. Duemling          957,406,034         7,310,514
            A. W. Dunham            957,166,418         7,550,130
            E. B. du Pont           957,719,961         6,996,587
            C. O. Holliday, Jr.     957,289,418         7,427,130
            L. D. Juliber           957,674,591         7,041,957
            J. A. Krol              957,165,806         7,550,742
            W. K. Reilly            957,638,682         7,077,866
            H. R. Sharp, III        957,331,563         7,384,985
            C. M. Vest              957,598,862         7,117,686
            G. Watanabe             957,287,675         7,428,873
            E. S. Woolard, Jr.      957,314,233         7,402,315

     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of Price Waterhouse LLP as independent accountants for 1998 was approved by a vote of 959,351,829 shares for, 2,342,693 shares against, and 3,022,026 abstentions and broker nonvotes.

                                                             Form 10-Q



     3. EXECUTIVE OFFICERS: The stockholder proposal to identify in the proxy statement executive officers contractually entitled to receive in excess of $250,000 annually in base salary plus bonuses and other cash payments was defeated by a vote of 811,884,171 shares against, 24,492,688 shares for, and 128,339,689 abstentions and broker nonvotes.

     4. CUMULATIVE VOTING: A stockholder proposal to provide for cumulative voting in the election of directors was defeated by a vote of 656,130,188 shares against, 168,750,469 shares for, and 139,835,891 abstentions and broker nonvotes.

     5. BOARD COMPOSITION: A stockholder proposal to commit to a more diverse board was defeated by a vote of 782,723,723 shares against, 50,284,063 shares for, and 131,708,762 abstentions and broker nonvotes.

     6. EXECUTIVE COMPENSATION: A stockholder proposal to limit increases in cash compensation of executive officers was defeated by a vote of 801,275,582 shares against, 35,074,454 shares for, and 128,366,512 abstentions and broker nonvotes.

     7. MINING RIGHTS: A stockholder proposal that DuPont permanently retire all mining rights along the Okefenokee was defeated by a vote of 781,862,789 shares against, 26,384,801 shares for, and 156,468,958 abstentions and broker nonvotes.

     8. COMMITTEE MEMBERSHIP: A shareholder proposal that DuPont adopt a policy that Compensation Committee members be independent was defeated by a vote of 655,724,795 shares against, 178,898,627 shares for, and 130,093,126 abstentions and broker nonvotes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 20.

         (b) Reports on Form 8-K

               1. On January 28, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated January 28, 1998, was filed.

                                                                 Form 10-Q



               2. On April 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated April 22, 1998, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            May 6, 1998
                              -----------------------------------------




                              By           /s/G. M. Pfeiffer
                              -----------------------------------------

                                           G. M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q






                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------

  3.2          Company's Bylaws, as last revised March 4, 1998.

 10.1* Company's Stock Performance Plan, as last amended effective January 28, 1998.

 10.2* The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended March 1, 1998.

 10.3* The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998.

   12          Computation of Ratio of Earnings to Fixed Charges.





-------------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                     Form 10-Q

                                                     Exhibit 3.2










                             BYLAWS
                               OF
              E. I. DU PONT DE NEMOURS AND COMPANY






             Incorporated Under The Laws of Delaware






AS REVISED March 4, 1998

                                                    Form 10-Q

                                                    Exhibit 3.2


                             BYLAWS


                                                            Page
                                                            ----
                           ARTICLE I.

MEETING OF STOCKHOLDERS:
  Section  1.  Annual                                         1
  Section  2.  Special                                        1
  Section  3.  Notice                                         1
  Section  4.  Quorum                                         1
  Section  5.  Organization                                   1
  Section  6.  Voting                                         2
  Section  7.  Inspectors                                     2


                           ARTICLE II.

BOARD OF DIRECTORS:
  Section  1.  Number                                         2
  Section  2.  Term                                           2
  Section  3.  Increase of Number                             2
  Section  4.  Resignation                                    2
  Section  5.  Vacancies                                      3
  Section  6.  Regular Meetings                               3
  Section  7.  Special Meetings                               3
  Section  8.  Quorum                                         3
  Section  9.  Place of Meeting, Etc.                         3
  Section 10.  Interested Directors; Quorum                   3


                          ARTICLE III.

COMMITTEES OF THE BOARD:
  Section  1.  Committees                                     4
  Section  2.  Procedure                                      4
  Section  3.  Reports to the Board                           5
  Section  4.  Strategic Direction Committee                  5
  Section  5.  Audit Committee                                5
  Section  6   Environmental Policy Committee                 5
  Section  7.  Compensation Committee                         5
  Section  8.  Corporate Governance Committee                 5


                           ARTICLE IV.

OFFICE OF THE CHIEF EXECUTIVE                                 5

                                                    Form 10-Q

                                                    Exhibit 3.2




                                                            Page
                                                            ----
                           ARTICLE V.

OFFICERS:
  Section  1.  Officers                                       6
  Section  2.  Chairman of the Board                          6
  Section  3.  President                                      6
  Section  4.  Executive Vice Presidents                      6
  Section  5.  Vice Presidents                                6
  Section  6.  Senior Vice President - Finance                7
  Section  7.  Treasurer                                      7
  Section  8.  Assistant Treasurer                            7
  Section  9.  Controller                                     7
  Section 10.  Assistant Controller                           7
  Section 11.  Secretary                                      7
  Section 12.  Assistant Secretary                            7
  Section 13.  Removal                                        8
  Section 14.  Resignation                                    8
  Section 15.  Vacancies                                      8


                           ARTICLE VI.

MISCELLANEOUS:
  Section  1.  Indemnification of Directors or Officers       8
  Section  2.  Certificate for Shares                         9
  Section  3.  Transfer of Shares                             9
  Section  4.  Regulations                                    9
  Section  5.  Record Date of Stockholders                   10
  Section  6.  Corporate Seal                                10


                          ARTICLE VII.

AMENDMENTS                                                   10

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

                                                   Form 10-Q

                                                   Exhibit 3.2


        SECTION 6. Voting. Each stockholder entitled to vote at any meeting shall be entitled to one vote for each share held of record, in person, by written proxy or by any permissible means of electronic transmission, provided that such electronic trans-mission must either contain, or be submitted with, information from which it can be determined that it was authorized by the stockholder. Upon the demand of any stockholder, such stock-holder shall be entitled to vote by ballot. All elections and questions shall be decided by plurality vote, except as other-wise required by statute.

        SECTION 7. Inspector(s). At each meeting of the stock-holders the Inspector(s) shall, among other things, ascertain the number of shares outstanding and the voting power of each; determine the shares represented at the meeting and the validity of proxies and ballots; count all votes and ballots; and certify their determination of the number of shares represented and their count of all votes and ballots. If three or more Inspectors are appointed, a majority of those appointed shall have power to make a decision. Each such Inspector shall be appointed by the Board before the meeting, or in default thereof, by the presiding officer at the meeting, and shall be sworn to the faithful performance of their duties. If any Inspector previously appointed shall fail to attend or refuse or be unable to serve, a substitute shall be appointed by the presiding officer.


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

                                                    Form 10-Q

                                                    Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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


                           ARTICLE V.
                            OFFICERS


          SECTION 1. Officers. The officers of the Company shall be a Chairman of the Board, a President, one or more Executive
Vice Presidents, a Senior Vice President - Finance and a
Secretary.

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

          SECTION 3. President. The President shall be the chief executive officer of the Company and, subject to the Board and the Office of the Chief Executive, shall have general charge of the business and affairs of the Company and perform such other duties as may be assigned to the President by the Board or the Chairman of the Board. In the absence or inability to act of the Chairman of the Board, the President shall perform the duties of the Chairman of the Board.

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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                      Form 10-Q

                                                      Exhibit 3.2


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

                                                                Exhibit 10.1













                    E. I. DU PONT DE NEMOURS AND COMPANY

                           STOCK PERFORMANCE PLAN







                   Originally Adopted - November 12, 1957

                       Last Amended - January 28, 1998

                                                                   Form 10-Q

                                                                Exhibit 10.1

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

     II.  FORM OF GRANTS

          1. Grants under this Plan may be made in the form of stock options, stock options accompanied by stock appreciation rights, restricted shares or units ("restricted stock") or a combination of any of these forms and may be made in replace-ment of or as alternatives to salary or grants under any other plan or program of a plan company.

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

          3. Stock appreciation rights may be granted by the Company under this Plan upon such terms and conditions as the Compensation Committee may determine. Such rights may be granted only when they accompany the concurrent grant of stock options. Each stock appreciation right shall give the grantee the right to receive a payment equal to the excess of the fair market value of a share of the Company's common stock on the date when such right is exercised over the option price provided for in the accompanying stock option. Such rights may be exercised only if the grantee exercises the accompanying stock option by purchasing one share of the Company's common stock for each stock appreciation right exercised. The number of shares subject to exercise under an accompanying stock option shall be automatically reduced by one share for each stock appreciation right exercised.

          4. Restricted stock granted under this Plan shall be subject to restriction, such as forfeiture and a minimum vesting period. A grantee of restricted shares shall generally have all

                                                                   Form 10-Q

                                                                Exhibit 10.1


              incidents of ownership in the restricted shares, including the right to dividends and to vote (unless otherwise restricted). Restricted shares may be evidenced by book-entry registration, a stock certificate registered in the grantee's name but held in the Company's custody or issuance of an appropriate legended stock certificate, as determined by the Compensation Committee.


    III.  LIMITATIONS ON GRANTS

          1. The aggregate number of shares of the Company's stock which may be made subject to stock options granted under this Plan shall not exceed 72,000,000, or 5% of such number for any optionee, during any five consecutive years, of which only 12,000,000 shares may be subject to restricted stock grants. The number of stock appreciation rights which may be granted to any optionee under this Plan shall not exceed 50% of the number of shares made subject to an accompanying stock option.

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

                                                                   Form 10-Q

                                                                Exhibit 10.1


          2. The Compensation Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable.

          3. The Compensation Committee shall, subject to the provisions of the Plan, determine the time or times when stock options will be granted, which employees, if any, shall be granted stock options, the types of stock options to be granted, whether they shall be granted singly or in combination, when they shall be exercisable, the number of shares to be covered by each stock option or options, and the terms and conditions of such stock options; which employees, if any, shall also be granted accompanying stock appreciation rights, the number of stock appreciation rights which shall be granted to each of them, and the terms and conditions of such rights; and the time or times when restricted stock will be granted, which employees, if any, shall be granted restricted stock, the number of restricted shares to be granted, the restrictions or conditions on the right to transfer or dispose of such shares, and the terms and conditions of such restricted stock, including the number, amount, and timing of vesting increments.

          4. The decision of the Compensation Committee with respect to any questions arising as to interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding.

          5. The Company's Board of Directors may elect a Special Stock Performance Committee pursuant to the Bylaws of the Company which shall have and may exercise all the rights, powers and duties of the Compensation Committee specified in this Plan for purposes of making grants for significant achievements by employees who are not directors or executive officers of the Company. The Special Stock Performance Committee may also be authorized by the Compensation Committee to assume certain administrative responsibilities under this Plan.


      V.  ELIGIBILITY FOR GRANTS

          1. Grants under this Plan may be made to employees (including those who are directors or executive officers of the Company) as determined by the Compensation Committee (or Board of Directors, if the grantee is a director of the Company). In

                                                                   Form 10-Q

                                                                Exhibit 10.1


              determining those employees to whom grants are to be made, the Compensation Committee (or Board of Directors, if the grantee is a director of the Company) may take into consideration present and potential contributions to the Company's success by such employees, and any other factors which the Compensation Committee (or Board of Directors, if the grantee is a director of the Company) may deem relevant in connection with accomplishing the purposes of the Plan.

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

          2. Any grant to a director shall be made in the sole discretion of the Board of Directors, a majority of whose members taking final action on any such grant shall be ineligible for grants under Article V. Any grant to an employee who is not a member of the Board of Directors shall be made by the Compensation Committee which shall take final action on any such grant.

          3. Grants may be made at any time under this Plan and in any of the forms or combinations thereof provided in Article II hereof. A grantee may receive and may hold more than one grant under this Plan.

          4. The date on which a grant shall be deemed to have been made under this Plan shall be the date of the Compensation Committee (or Board of Directors, if the grantee is a director) authori-zation of the grant or such later date as may be determined by the Compensation Committee (or Board of Directors, if the grantee is a director) at the time the grant is authorized.

                                                                   Form 10-Q

                                                                Exhibit 10.1


              Each grantee shall be advised in writing by the Company of a grant and the terms and conditions thereof, which terms and conditions, as the Compensation Committee from time to time shall determine, shall not be inconsistent with the provisions of this Plan.


    VII.  OPTION PRICE

          The price per share of the Company's common stock which may be purchased upon exercise of a stock option granted under this Plan shall be determined by the Compensation Committee, but shall in no event be less than the fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. The price so determined also shall be applicable to any accompanying stock appreciation right. For purposes of this Plan, fair market value shall be the average of the high and low prices of the Company's common stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option or the date of exercise of a stock option or stock appreciation right, or if no sales of such stock were reported on said Tape on such date, the average of the high and low prices of such stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in Article XII hereof.


   VIII.  OPTION TERM

          The term of each stock option and each stock appreciation right granted under this Plan shall be for such period as the Compensation Committee shall determine, but not for more than ten years from date of grant.


     IX.  EXERCISE OF OPTIONS

          1. Subject to the provisions of this Plan, each stock option and each stock appreciation right granted hereunder shall be exercisable on such date or dates and during such period and for such number of shares or stock appreciation rights as the Compensation Committee may determine. However, in no event shall a stock option or stock appreciation right be exercisable prior to six months from date of grant. The Compensation Committee may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

          2. A grantee electing to exercise a stock option shall at the time of exercise pay the Company the full purchase price of the shares he or she has elected to purchase. Payment of the

                                                                   Form 10-Q

                                                                Exhibit 10.1


              purchase price shall be made in cash, the Company's common stock (valued at fair market value on the date of exercise), or a combination thereof, as the Compensation Committee may determine from time to time. A grantee electing to exercise a stock appreciation right granted under this Plan shall so notify the Company at the same time he or she elects to exercise an accompanying stock option. Payment by the Company for such stock appreciation right may be in cash, common stock (valued at fair market value on date of exercise), or a combination thereof, as the Compensation Committee may determine from time to time, but no fractional share of common stock shall be delivered. With respect to shares of the Company's common stock to be delivered upon exercise of a stock option or a stock appreciation right, the Compensation Committee shall periodically determine whether, and to what extent, such stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.

          3. Notwithstanding any other provision of this Plan, when the fair market value of a share of the Company's common stock on the date a grantee elects to exercise a stock option is less than such amount per share as may be determined by the Compensation Committee from time to time, the Company may at its election pay the grantee in cash for each share he or she elected to purchase an amount equal to the excess of such fair market value over the option price provided for in the stock option. The Compensation Committee shall periodically determine whether the Company shall make such cash payment upon exercise of a stock option. When the Company makes a payment to the grantee under this paragraph 3 of Article IX, it shall not require the grantee to tender the full purchase price of the shares he or she has elected to purchase, the Company's obligation to issue or deliver such shares shall be null and void, and the right to purchase such number of shares subject to option shall be terminated. Such payment by the Company shall be deemed to be an exercise of a stock option and the purchase of shares thereunder for purposes of paragraph 3 of Article II and
              Article III.


      X.  NONTRANSFERABILITY OF GRANTS

          During a grantee's lifetime no stock option or stock appreciation right granted under this Plan shall be transferable, and stock options and stock appreciation rights may be exercised only by the grantee, except as may otherwise be provided in rules established by the Compensation Committee to permit transfers or to authorize a third party to act on behalf of the grantee with respect to any stock options or stock appreciation rights.

                                                                   Form 10-Q

                                                                Exhibit 10.1


     XI.  TERMINATION OF EMPLOYMENT

          1. The Compensation Committee shall, subject to the provisions of the Plan, determine the rules relating to rights under stock options, stock appreciation rights and restricted grants upon a grantee's termination of employment.

          2. A grantee shall forfeit all rights under stock options, stock appreciation rights and restricted stock grants -

              (a) if the grantee is dismissed or leaves the service of the plan companies for any reason other than his or her death, or retirement pursuant to the provisions of the pension or retirement plan or policy of a plan company, or

              (b) if the grantee retires pursuant to the provisions of the pension or retirement plan or policy of a plan company, and if thereafter the Compensation Committee, after a hearing at which the grantee shall be entitled to be present, shall find that he or she has willfully engaged in any activity which is harmful to the interest of any of such companies;

              provided, however, that such stock options, stock appreciation rights and restricted stock grants may continue in effect to such extent and under such conditions as the Compensation Committee may determine; and provided, further, that the Compensation Committee may accelerate or waive any restrictions or conditions applicable to restricted stock grants, in whole or in part, based on such factors and criteria as the Compensation Committee may determine.

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

                                                                   Form 10-Q

                                                                Exhibit 10.1


    XII.  ADJUSTMENTS

          1. In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Compensation Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to the grantees and to the Company, in -

              (a) the number of shares and prices per share applicable to outstanding stock options,

              (b) the number of outstanding stock appreciation rights and their price,

              (c) the number of shares applicable to outstanding restricted stock grants,

              (d) the aggregate limitation set forth in Article III with respect to the number of shares which may be made subject to options and restricted stock grants.

              Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Compensation Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to the grantees and to the Company, in respect of the items described in (a), (b) and (c) above.

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

                                                                Exhibit 10.1


          (b) permit grant of stock options and stock appreciation rights at a price less than fair market value,

          (c) extend the maximum term of stock options and stock appreciation rights, or

          (d) permit a grant under this Plan to a member of the Compensation Committee;

except that the Board of Directors may take any action it deems advisable to ensure that qualified stock options may be granted under this Plan in accordance with the provisions of the Internal Revenue Code, as it may be amended.


    XIV.  MISCELLANEOUS

          1. The Compensation Committee may adopt such modifications, procedures, and subplans as may be necessary or desirable to comply with provisions of the laws of countries other than the United States in which the Company or a plan company may operate to assure the viability of the benefits of grants made to employees in such countries and to meet the purposes of the Plan.

          2. Grantees may use shares of the Company's common stock to satisfy withholding taxes relating to grants under this Plan to the extent provided in terms and conditions established by the Compensation Committee.

                                                                   Form 10-Q

                                                                Exhibit 10.2















                   DUPONT STOCK ACCUMULATION AND DEFERRED
                       COMPENSATION PLAN FOR DIRECTORS





                   Originally Adopted - November 12, 1957

                        Last Amended -  March 1, 1998

                                                                   Form 10-Q

                                                                Exhibit 10.2

                   DUPONT STOCK ACCUMULATION AND DEFERRED
                       COMPENSATION PLAN FOR DIRECTORS


1.  PURPOSE OF THE PLAN

        The purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of common stock of the Company (the "Stock");
(2) to permit Directors to defer the payment of all or a specified part of their compensation, including any grant of Stock by the Company, for services performed as Directors; and (3) to provide for a grant of stock options to John A. Krol in connection with his service as Chairman of the Board of Directors.

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

3.  ADMINISTRATION AND AMENDMENT

        The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under
Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of stock grants and options shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary to conform to changes in the Internal Revenue Code or the Employee Retirement Income Security Act.

        The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appro-priate for the proper administration of the Plan, and to make such deter-minations and take such steps in connection therewith as it deems necessary or advisable.

                                                                   Form 10-Q

                                                                Exhibit 10.2


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

5.  ANNUAL STOCK GRANT

        Effective with the 1996 Annual Meeting and annually thereafter, each Director eligible under Article 2 hereof shall be awarded an annual grant of four hundred (400) shares of Stock following his/her election to the Board of Directors at the Annual Meeting of Stockholders. A Director elected to the Board at a time other than at the Annual Meeting shall receive a grant of four hundred (400) shares of Stock following his/her first attendance at a Board Meeting, provided, however, that no Director shall receive more than four hundred (400) shares of Stock in any calendar year. A Director may use shares of Stock granted hereunder to satisfy withholding taxes related to grants under this Plan in accordance with terms and conditions established by the Committee.

6.  ELECTION TO DEFER

        On or before December 31 of any year, a Director may elect to defer, until a specified year or retirement as a Director of the Company, the receipt of the Stock granted under Article 5 or the payment of all or a specified part of all fees payable to the Director for services as a Director during the calendar year following the election and succeeding calendar years in the form of cash or stock units, provided, however, that Stock may only be deferred as stock units. An person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within thirty days after election to the Board, to defer in the same manner the receipt of the Stock granted under Article 5 of the payment of all or a specified part of fees not yet earned for the remainder of that calendar year and for succeeding calendar years in the form of cash or stock units. Elections shall be made by written notice delivered to the Secretary of the Committee.

                                                                   Form 10-Q

                                                                Exhibit 10.2


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

8.  PAYMENT FROM DIRECTORS' ACCOUNTS

        The aggregate amount of Stock granted under Article 5 which has been deferred and deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in the year specified or after a Director ceases to be a Director of the Company. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement shall be paid in a lump sum or, if the Director elects, in substantially equal annual install-ments over a period of years specified by the Director. The delivery election must be made by written notice delivered to the Secretary of the Committee prior to the date of retirement, and the first installment (or lump sum payment) shall be paid promptly at the beginning of the following calendar year. Subsequent installments shall be paid promptly at the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. Amounts credited to a

                                                                   Form 10-Q

                                                                Exhibit 10.2


Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share will be valued at the closing Stock Price on the date of settlement.

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

12.  OPTION GRANT

A.  Grant

        In recognition of his current and future contributions to the Company as Chairman of the Board of Directors, John A. Krol (Grantee) is granted sixty thousand (60,000) nonqualified options to purchase shares of Stock, effective March 1, 1998. The terms and conditions of such options shall be determined by the Committee consistent with the provisions of this Plan.

                                                                   Form 10-Q

                                                                Exhibit 10.2


B.  Nontransferability of Options

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

D.  Adjustment

   (i) In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to Grantee and to the Company, in the number of shares and prices per share applicable to outstanding stock options. Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to Grantee and to the Company, in respect to the item described herein.

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

                                                                   Form 10-Q

                                                                Exhibit 10.2


        However, in no event shall a stock option be exercisable prior to six months from the date of grant. The Committee may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

  (ii) At the time he elects to exercise a stock option, Grantee shall pay the Company the full purchase price of the shares he has elected to purchase. Payment of the purchase price shall be made in cash, Stock (valued at fair market on the date of exercise), or a combination thereof, as the Committee may determine from time to time. With respect to Stock to be delivered upon exercise of a stock option, the Committee shall periodically determine whether, and to what extent, such Stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.

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

                                                                   Form 10-Q

                                                                Exhibit 10.3















                   DUPONT STOCK ACCUMULATION AND DEFERRED
                       COMPENSATION PLAN FOR DIRECTORS





                   Originally Adopted - November 12, 1957

                       Last Amended -  April 29, 1998

                                                                   Form 10-Q

                                                                Exhibit 10.3

                   DUPONT STOCK ACCUMULATION AND DEFERRED
                       COMPENSATION PLAN FOR DIRECTORS


1.  PURPOSE OF THE PLAN

        The purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of common stock of the Company (the "Stock");
(2) to permit Directors to defer the payment of all or a specified part of their compensation, including any grant of Stock by the Company, for services performed as Directors; and (3) to provide for a grant of stock options to John A. Krol in connection with his service as Chairman of the Board of Directors.

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

3.  ADMINISTRATION AND AMENDMENT

        The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under
Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of stock grants and options shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary to conform to changes in the Internal Revenue Code or the Employee Retirement Income Security Act.

        The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appro-priate for the proper administration of the Plan, and to make such deter-minations and take such steps in connection therewith as it deems necessary or advisable.

                                                                   Form 10-Q

                                                                Exhibit 10.3


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

5.  ANNUAL STOCK GRANT

        Effective with the 1996 Annual Meeting and annually thereafter, each Director eligible under Article 2 hereof shall be awarded an annual grant of four hundred (400) shares of Stock following his/her election to the Board of Directors at the Annual Meeting of Stockholders. A Director elected to the Board at a time other than at the Annual Meeting shall receive a grant of four hundred (400) shares of Stock following his/her first attendance at a Board Meeting, provided, however, that no Director shall receive more than four hundred (400) shares of Stock in any calendar year. A Director may use shares of Stock granted hereunder to satisfy withholding taxes related to grants under this Plan in accordance with terms and conditions established by the Committee.

6.  ELECTION TO DEFER

        On or before December 31 of any year, a Director may elect to defer, until a specified year or retirement as a Director of the Company, the receipt of the Stock granted under Article 5 or the payment of all or a specified part of all fees payable to the Director for services as a Director during the calendar year following the election and succeeding calendar years in the form of cash or stock units, provided, however, that Stock may only be deferred as stock units. An person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within thirty days after election to the Board, to defer in the same manner the receipt of the Stock granted under Article 5 of the payment of all or a specified part of fees not yet earned for the remainder of that calendar year and for succeeding calendar years in the form of cash or stock units. Elections shall be made by written notice delivered to the Secretary of the Committee.

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

8.  PAYMENT FROM DIRECTORS' ACCOUNTS

        The aggregate amount of Stock granted under Article 5 which has been deferred and deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in the year specified or after a Director ceases to be a Director of the Company. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement shall be paid in a lump sum or, if the Director elects prior to retirement, either (1) in a lump sum in a specified year after retirement; (2) in substantially equal annual installments over a period of years specified by the Director; or (3) in a lump sum upon the Director's death. The delivery election must be made by written notice delivered to the Secretary of the Committee prior to the date of retirement, and the first installment (or lump sum payment upon retirement or in a specified year thereafter) shall be paid promptly at the beginning of the following calendar year. Subsequent installments shall be paid promptly at the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. Amounts credited

                                                                   Form 10-Q

                                                                Exhibit 10.3


to a Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share will be valued at the closing Stock Price on the date of settlement.

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

12.  OPTION GRANT

A.  Grant

        In recognition of his current and future contributions to the Company as Chairman of the Board of Directors, John A. Krol (Grantee) is granted sixty thousand (60,000) nonqualified options to purchase shares of Stock, effective March 1, 1998. The terms and conditions of such options shall be determined by the Committee consistent with the provisions of this Plan.

                                                                   Form 10-Q

                                                                Exhibit 10.3


B.  Nontransferability of Options

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

D.  Adjustment

   (i) In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Committee shall make such adjustments, in the light of the change, as it deems to be equitable, both to Grantee and to the Company, in the number of shares and prices per share applicable to outstanding stock options. Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Committee shall make such adjustments, in the light of the distribution, as it deems to be equitable, both to Grantee and to the Company, in respect to the item described herein.

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

                                                                   Form 10-Q

                                                                Exhibit 10.3


        However, in no event shall a stock option be exercisable prior to six months from the date of grant. The Committee may fix from time to time a minimum number of shares which must be purchased at the time a stock option is exercised.

  (ii) At the time he elects to exercise a stock option, Grantee shall pay the Company the full purchase price of the shares he has elected to purchase. Payment of the purchase price shall be made in cash, Stock (valued at fair market on the date of exercise), or a combination thereof, as the Committee may determine from time to time. With respect to Stock to be delivered upon exercise of a stock option, the Committee shall periodically determine whether, and to what extent, such Stock shall be in the form of new common stock issued for such purposes, or common stock acquired by the Company.

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

                                                                                                                 Form 10-Q

                                                                                                               Exhibit 12

                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)


                                                                                         Years Ended December 31
                                                      Three Months Ended    -------------------------------------------------
                                                        March 31, 1998        1997       1996      1995     1994      1993
                                                      ------------------    ---------  ---------  -------  -------  ---------
Net Income .......................................        $  906            $2,405     $3,636     $3,293   $2,727   $  566<Fa>
Provision for Income Taxes .......................           583             2,275      2,345      2,097    1,655      392
Minority Interests in Earnings of Consolidated
  Subsidiaries ...................................            13                67         59         30       18        5
Adjustment for Companies Accounted for
  by the Equity Method ...........................            47               982<Fb>     81         41       18       41
Capitalized Interest .............................           (53)             (169)      (144)      (170)    (143)    (194)
Amortization of Capitalized Interest .............            29<Fc>           138<Fc>    191<Fc>    154      154      144
                                                           ------           ------     ------     ------   ------   ------
                                                           1,525             5,698      6,168      5,445    4,429      954
                                                           ------           ------     ------     ------   ------   ------

Fixed Charges:
  Interest and Debt Expense ......................           195               662        729        758      559      594
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ....            34                97         70         71       55       42
  Capitalized Interest ...........................            53               169        144        170      143      194
  Rental Expense Representative of Interest
    Factor .......................................            32               127        118        113      118      143
                                                           ------           ------     ------     ------   ------   ------
                                                             314             1,055      1,061      1,112      875      973
                                                           ------           ------     ------     ------   ------   ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ....................................       $1,839           $6,753     $7,229     $6,557   $5,304   $1,927
                                                           ======           ======     ======     ======   ======   ======

Number of Times Fixed Charges are Earned ...........          5.9              6.4        6.8        5.9      6.1      2.0
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
