Form 10-K405/A
DUPONT E I DE NEMOURS & CO
filed 1998-06-18
CIK 30554

1997
------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 1997              Commission file number 1-815
                         -----------------------------
                     E. I. DU PONT DE NEMOURS AND COMPANY
            (Exact name of registrant as specified in its charter)
                                   DELAWARE
        (State or Other Jurisdiction of Incorporation or Organization)
                                  51-0014090
                     (I.R.S. Employer Identification No.)
                              1007 Market Street
                          Wilmington, Delaware  19898
                   (Address of principal executive offices)
       Registrant's telephone number, including area code:  302-774-1000
          Securities registered pursuant to Section 12(b) of the Act
       (Each class is registered on the New York Stock Exchange, Inc.):
                              Title of Each Class
                              -------------------
                         Common Stock ($.30 par value)
                                Preferred Stock
                        (without par value-cumulative)
                                 $4.50 Series
                                 $3.50 Series
                            6% Debentures Due 2001
      No securities are registered pursuant to Section 12(g) of the Act.
                     ------------------------------------
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   .  No        .
    -------      -------
     Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers; and shares held by DuPont's Flexitrust) as of March 6, 1998, was approximately $70.0 billion. As of such date, 1,125,643,356 shares (excludes 21,118,772 shares held by DuPont's Flexitrust) of the company's common stock, $.30 par value, were outstanding.
                      Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):
                                                            Incorporated By
                                                         Reference In Part No.
                                                         ---------------------
The company's 1997 Annual Report to Stockholders .....       I, II, and IV
The company's Proxy Statement, dated March 20, 1998,
  in connection with the Annual Meeting of
  Stockholders to be held on April 29, 1998 ..........            III

------------------------------------------------------------------------------

                    E. I. DU PONT DE NEMOURS AND COMPANY
                    ------------------------------------

     On June 18, 1998, the E. I. du Pont de Nemours and Company hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," and other immaterial restatements as noted on the attached schedules.

  o  Year Ended December 31, 1996.

  o  Year Ended December 31, 1995.

  o  Quarter Ended March 31, 1997.

  o  Quarter Ended June 30, 1997.

  o  Quarter Ended September 30, 1997.

  o  Quarter Ended March 31, 1996.

  o  Quarter Ended June 30, 1996.

  o  Quarter Ended September 30, 1996.

     Accordingly, the undersigned hereby amends the following exhibits by deleting those items in their entirety and inserting in their place the following:

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Financial Statements (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to Exhibit 13.)
          2. Financial Statement Schedules - none required.

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


100ka.doc                            2

      3. Exhibits

     The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number                                  Description
-------                                 -----------

  3.1 Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to of the company's filing on Form 8-K on June 13, 1997.)

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



-----------------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.


100ka.doc                             3

Exhibit
Number                                  Description
-------                                 -----------

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


------------------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.



100ka.doc                             4

Exhibit
Number                                  Description
-------                                 -----------

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

  21        Subsidiaries of the Registrant.

  23        Consent of Independent Accountants.

  27        Financial Data Schedule - Year Ended December 31, 1997.

  27.1      Restated Financial Data Schedule - year ended December 31,
            1996.

  27.2      Restated Financial Data Schedule - year ended December 31,
            1995.

  27.3      Restated Financial Data Schedule - quarter ended March 31,
            1997.

  27.4      Restated Financial Data Schedule - quarter ended June 30, 1997.

  27.5      Restated Financial Data Schedule - quarter ended September 30,
            1997.

  27.6      Restated Financial Data Schedule - quarter ended March 31,
            1996.

  27.7      Restated Financial Data Schedule - quarter ended June 30, 1996.

  27.8      Restated Financial Data Schedule - quarter ended September 30,
            1996.











100ka.doc                            5

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













100ka.doc                            6

                                  SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 18th day of June 1998.

                                 E. I. DU PONT DE NEMOURS AND COMPANY
                                             (Registrant)


                            By                G. M. Pfeiffer
                                              G. M. Pfeiffer
                                  Senior Vice President - DuPont Finance
                               (Principal Financial and Accounting Officer)













100ka.doc                            7