Form 10-Q
period 1998-07-31
DUPONT E I DE NEMOURS & CO
filed 1998-07-31
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998

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


                           Yes   X         No


1,131,661,381 shares (excludes 15,173,073 shares held by DuPont's
  Flexitrust) of common stock, $0.30 par value, were outstanding at July 24, 1998.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-8

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................       9

    Industry Segment Performance ................................     9-11

    Third Quarter Outlook .......................................      11

    Consolidated Industry Segment Information ...................      12

    Financial Condition .........................................     13-15

    Other Items .................................................     15-16

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     16-18

  Item 6.  Exhibits and Reports on Form 8-K .....................      19

Signature .......................................................      20

Exhibit Index ...................................................      21

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges ..      22


                                                                                                         Form 10-Q


                                           PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                    Three Months Ended           Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                                        June 30                      June 30
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                               1998       1997           1998        1997
------------------------------------------------------------------------------------------------------------------
SALES .........................................................     $11,140    $11,402         $22,105     $22,613
Other Income ..................................................         248        313             661         652
                                                                    -------    -------         -------     -------
    Total .....................................................      11,388     11,715          22,766      23,265
                                                                    -------    -------         -------     -------
Cost of Goods Sold and Other Expenses .........................       8,371      8,314          16,622      16,564
Selling, General and Administrative Expenses ..................         677        719           1,327       1,351
Depreciation, Depletion and Amortization ......................         607        584           1,265<Fb>   1,188
Exploration Expenses, Including Dry Hole Costs
  and Impairment of Unproved Properties .......................         109        101             176         192
Interest and Debt Expense .....................................         195        155             385         304
Purchased In-Process Research and Development .................         -          -                60<Fc>     -
                                                                    -------    -------         -------     -------
    Total .....................................................       9,959      9,873          19,835      19,599
                                                                    -------    -------         -------     -------
EARNINGS BEFORE INCOME TAXES AND MINORITY INTERESTS ...........       1,429      1,842           2,931       3,666
Provision for Income Taxes ....................................         452<Fd>    688           1,035<Fd>   1,467
                                                                    -------    -------         -------     -------
EARNINGS BEFORE MINORITY INTERESTS ............................         977      1,154           1,896       2,199
Minority Interests in Earnings of Consolidated Subsidiaries ...          18         14              31          39
                                                                    -------    -------         -------     -------
NET INCOME ....................................................     $   959    $ 1,140         $ 1,865     $ 2,160
                                                                    =======    =======         =======     =======


EARNINGS PER SHARE OF COMMON STOCK<Fe>:
  Basic .......................................................     $  0.85    $  1.01         $  1.65     $  1.91
  Diluted .....................................................     $  0.83    $  0.99         $  1.62     $  1.88
                                                                    =======    =======         =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK ...........................     $   .35    $  .315         $  .665     $   .60
                                                                    =======    =======         =======     =======


See Notes to Financial Statements.


                                                                                   Form 10-Q

                                                                          Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                      June 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                     1998         1997
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ......................................................     $ 1,865      $ 2,160
  Adjustments to Reconcile Net Income to Cash
    Provided by Operations:
      Depreciation, Depletion and Amortization ....................       1,265        1,188
      Dry Hole Costs and Impairment of Unproved Properties ........          68           67
      Purchased In-Process R&D ....................................          60          -
      Other Noncash Charges and Credits - Net .....................        (149)          68
      Change in Operating Assets and Liabilities - Net ............      (1,241)      (1,308)
                                                                        -------      -------

        Cash Provided by Operations ...............................       1,868        2,175
                                                                        -------      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ......................      (1,942)      (2,471)
  Investment in Affiliates ........................................        (154)        (306)
  Payments for Businesses Acquired ................................        (698)         (41)
  Proceeds from Sales of Assets ...................................         608          185
  Net Increase in Short-Term Financial Instruments ................        (381)        (302)
  Miscellaneous - Net .............................................         (58)          72
                                                                        -------      -------

        Cash Used for Investment Activities .......................      (2,625)      (2,863)
                                                                        -------      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ..................................        (754)        (683)
  Net Increase in Borrowings ......................................       3,967        2,204
  Acquisition of Treasury Stock ...................................        (309)        (181)
  Proceeds from Exercise of Stock Options .........................         217           86
  Decrease in Minority Interests ..................................         -            (52)
                                                                        -------      -------

        Cash Provided by Financing Activities .....................       3,121        1,374
                                                                        -------      -------

Effect of Exchange Rate Changes on Cash ...........................           3         (115)
                                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................     $ 2,367      $   571
                                                                        =======      =======



See Notes to Financial Statements.



                                                                                                          Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa>                                                            June 30       December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1998           1997
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 3,371         $ 1,004
  Marketable Securities ............................................................          523             142
  Accounts and Notes Receivable ....................................................        6,125           5,740
  Inventories<Ff> ..................................................................        4,492           4,070
  Prepaid Expenses .................................................................          509             397
  Deferred Income Taxes ............................................................          387             521
                                                                                          -------         -------
    Total Current Assets ...........................................................       15,407          11,874
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation, depletion and
  amortization (June 30, 1998 - $30,713; December 31, 1997 - $30,701) ..............       24,434          23,583
INVESTMENT IN AFFILIATES ...........................................................        3,835           3,477
OTHER ASSETS .......................................................................        4,094           4,008
                                                                                          -------         -------
    TOTAL ..........................................................................      $47,770         $42,942
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 2,712         $ 3,007
  Short-Term Borrowings and Capital Lease Obligations ..............................        9,938           6,154
  Income Taxes .....................................................................          255             593
  Other Accrued Liabilities ........................................................        4,428           4,316
                                                                                          -------         -------
    Total Current Liabilities ......................................................       17,333          14,070
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        6,109           5,929
OTHER LIABILITIES ..................................................................        8,920           8,919
DEFERRED INCOME TAXES ..............................................................        2,309           2,084
                                                                                          -------         -------
    Total Liabilities ..............................................................       34,671          31,002
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          701             670
                                                                                          -------         -------
STOCKHOLDERS' EQUITY<Fg>
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at June 30, 1998 - 1,146,834,454; December 31, 1997 - 1,152,762,128 ............          344             346
  Additional Paid-In Capital .......................................................        8,073           7,991
  Reinvested Earnings ..............................................................        5,234           4,389
  Accumulated Other Comprehensive Income ...........................................         (324)           (297)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  June 30, 1998 - 15,614,796;
    December 31, 1997 - 23,245,747) ................................................       (1,166)         (1,396)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       12,398          11,270
                                                                                          -------         -------
    TOTAL ..........................................................................      $47,770         $42,942
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

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." In the first quarter of 1998, the company adopted Statement No. 130 and displays at Note (g) comprehensive income and its components. Statement No. 130 has no financial impact on the company.

     In the first quarter of 1998, the company adopted Statement of Position (SOP) 98-1 issued in March 1998 by the American Institute of Certified Public Accountants, which requires capitalization of the costs of computer software for internal use. Adoption of SOP 98-1 had no material financial impact on the company.

<Fb> Includes a charge of $59 for asset write-downs related to shutdown of certain Nylon manufacturing facilities.

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

<Fd> Includes a $31 benefit related to the sale of an international subsidiary.

<Fe> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

[FN]
     The numerator in calculating both basic and diluted earnings per share for each period is reported net income less preferred dividends of $2.5 and $5.0 for the three- and six-month periods, respectively. The denominator is based on the following weighted-average number of common shares:

                 Three Months Ended               Six Months Ended
                      June 30                         June 30
            -----------------------------   -----------------------------
                Basic          Diluted          Basic          Diluted
            -------------   -------------   -------------   -------------
     1998   1,129,926,272   1,151,784,525   1,129,175,175   1,148,733,824
     1997   1,129,508,955   1,146,593,500   1,129,531,826   1,147,280,959

     The difference between basic and diluted weighted-average common shares results from the assumption that dilutive stock options outstanding were exercised.

     The following stock options are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                                             June 30
                                     -----------------------
                                       1998          1997
                                     ---------     ---------
                   Stock Options     2,536,563     4,848,300

     Compensation expense recognized in income for stock-based employee compensation awards was $37 and $54 for the three months and $85 and $71 for the six months ended June 30, 1998 and 1997, respectively.

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing weighted-average number of common shares.

<Ff> Inventories                                  June 30       December 31
     -----------                                    1998           1997
                                                  -------       -----------
     Chemicals ............................        $  343         $  289
     Fibers ...............................           870            744
     Polymers .............................           783            707
     Petroleum ............................         1,420          1,278
     Life Sciences ........................           668            676
     Diversified Businesses ...............           408            376
                                                   ------         ------
       Total ..............................        $4,492         $4,070
                                                   ======         ======

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

[FN]
<Fg> The following sets forth the company's comprehensive income for the periods shown:

                                    Three Months Ended      Six Months Ended
                                         June 30                June 30
                                    ------------------     ------------------
                                     1998       1997        1998       1997
                                    -------    -------     -------    -------
     Net Income ...............      $959      $1,140      $1,865     $2,160

     Other Comprehensive
       Income, Net of Tax .....        (7)        (12)        (27)      (119)
                                     ----      ------      ------     ------
     Comprehensive Income .....      $952      $1,128      $1,838     $2,041
                                     ====      ======      ======     ======

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         (a) Results of Operations

             (1) Financial Results:

                 The company reported second quarter diluted earnings per share before nonrecurring charges of $.87, down 12 percent compared to $.99 per share earned in the second quarter of 1997. Including net nonrecurring charges of $.04 per share, diluted earnings per share were $.83.

                 Net income for the quarter before nonrecurring items totaled $1,001 million, down 12 percent from the second quarter 1997 net income of $1,140 million which was an all-time record.
         The nonrecurring items included a fibers segment after-tax charge of $45 million, principally for employee separation costs taken in connection with the modernization program for global nylon opera-tions. In the petroleum segment, a $31 million tax benefit related to the sale of a subsidiary outside the United States was substan-tially offset by litigation charges in the United States of $28 million.

             (2) Industry Segment Performance:

                  The following text compares second quarter 1998 results with second quarter 1997, for each industry segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information" table.

                 Chemicals and Specialties after-tax income was $935 million, down 4 percent from $969 million in 1997. Sales for the quarter, including acquisitions, were up 1 percent on a continuing business basis, reflecting 3 percent higher volume, partly offset by 2 percent lower selling prices. Without negative currency effects, average worldwide selling prices would have been up 1 percent, with prices outside the United States up 4 percent. Regionally, volume was flat in the United States, up 11 percent in Europe and up 2 percent in Asia. The flat U.S. volume principally reflects additional sales from acquisitions offset by weakness in "Dacron" polyester, automotive products, and nylon for textile applications. For the first six months of 1998, sales were up
         4 percent on a continuing business basis, while underlying after-tax operating income increased 3 percent.

                                                                 Form 10-Q



                 Petroleum had underlying earnings of $180 million, down 27 percent, reflecting lower upstream earnings due to a signifi-cant decline in crude oil prices, partly offset by slightly improved downstream results. Downstream operations earned
         $95 million, up 8 percent, principally due to higher European refinery runs. Upstream operations earned $85 million, down
         46 percent. Crude oil prices averaged $12.37 per barrel for the quarter, $5.41 per barrel or 30 percent less than last year. Worldwide natural gas prices averaged 2 percent higher than last year with 22 percent higher volume in the United States. Year-to-date underlying earnings were $467 million, down 19 percent from last year.

         o Chemicals segment earnings were $159 million compared to $137 million earned last year, up 16 percent, principally due to higher earnings from white pigments. Segment sales of $1.0 billion were 6 percent lower, reflecting a 12 percent decline from lower sales volume and divested operations. Sell-ing prices were up 6 percent reflecting higher white pigment prices, particularly outside the United States.

         o Fibers segment earnings were $179 million. Excluding nonrecur-ring charges of $45 million, earnings were $224 million, 9 percent below the $245 million earned in 1997. Better earnings from nylon, principally in the flooring market, were offset by lower earnings from nylon apparel and "Dacron" polyester, the latter largely a result of competitive pressure from Asian imports. Sales of $1.9 billion were down 4 percent as selling prices averaged 3 percent lower and sales volumes
            1 percent lower.

         o Earnings for the Polymers segment were $239 million, 8 percent below $259 million earned in 1997, as improved results from engineering polymers and fluoropolymers were offset by lower earnings from automotive products and elastomers. Segment sales of $1.8 billion were 1 percent lower than 1997, reflecting 1 percent lower volume and flat selling prices.

         o Petroleum segment earnings were $180 million compared to $246 million in the second quarter 1997. U.S. upstream earnings totaled $50 million, down 29 percent principally due to lower crude oil prices. Partly offsetting were higher natural gas volumes from increasing production in the south Texas gas fields acquired in 1997, and slightly higher gas prices. Outside the United States, upstream earnings were $35 million, down 60 percent due to the effect of lower crude oil prices and higher dry hole costs. While total downstream earnings were up 8 percent, U.S. downstream earnings of

                                                                  Form 10-Q


            $65 million were 24 percent lower, principally due to lower marketing margins and trading losses. Downstream earnings outside the United States of $30 million were up $27 million reflecting higher refinery runs.

         o Life Sciences segment earnings were $251 million, up 3 percent from $244 million in 1997. Pharmaceuticals earnings were slightly below 1997 as improved earnings from The DuPont Merck Pharmaceuticals Company were offset by somewhat higher expenses from "Cozaar" antihypertensive. Agricultural products earnings were about 4 percent higher, with additional income from Pioneer Hi-Bred International and Protein Technologies Inter-national largely offset by lower crop protection products earn-ings. Segment sales including acquisitions were $925 million, down 3 percent, reflecting 7 percent lower prices partly offset by 4 percent higher volume.

         o Diversified Businesses segment earnings were $62 million, down 26 percent from $84 million in 1997. This reflects earnings declines in the polyester businesses and the absence of earnings from medical products businesses divested last year. Segment sales were $830 million, up 46 percent on a continuing business basis due to increased volumes from acquisitions.

             (3) Third Quarter Outlook:

                 The company expects that the business conditions faced in the second quarter will continue. Consequently, the company expects third quarter results to be below last year's third quarter.


                                                                                                    Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                              Three Months Ended            Six Months Ended
CONSOLIDATED INDUSTRY SEGMENT INFORMATION                          June 30                       June 30
---------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                         1998        1997           1998        1997
--------------------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ................................................    $ 1,045     $ 1,113         $ 2,068     $ 2,119
Fibers ...................................................      1,867       1,950           3,763       3,863
Polymers .................................................      1,765       1,788           3,494       3,418
Petroleum ................................................      4,708       4,861           9,479      10,221
Life Sciences ............................................        925         958           1,626       1,583
Diversified Businesses ...................................        830         732           1,675       1,409
                                                              -------     -------         -------     -------
    Total ................................................    $11,140     $11,402         $22,105     $22,613
                                                              =======     =======         =======     =======
AFTER-TAX OPERATING INCOME
--------------------------
Chemicals ................................................    $   159     $   137         $   336     $   280
Fibers ...................................................        179<Fa>     245             323<Fa>     478
Polymers .................................................        239         259             469         467
Petroleum ................................................        183<Fb>     246             470<Fb>     577
Life Sciences ............................................        251         244             341<Fc>     385
Diversified Businesses ...................................         62          84             143         140
                                                              -------     -------         -------     -------
    Total ................................................      1,073       1,215           2,082       2,327

Interest and Other Corporate
  Expenses Net of Tax ....................................       (114)        (75)           (217)       (167)
                                                              -------     -------         -------     -------
NET INCOME ...............................................    $   959     $ 1,140         $ 1,865     $ 2,160
----------                                                    =======     =======         =======     =======

<Fa> Includes charges of $45 for the quarter and $130 for the year to date, principally related to global Nylon operations, primarily shutdown of certain manufacturing facilities and employee separation costs.
<Fb> Includes a $31 tax benefit related to the sale of an international subsidiary partly offset by a $28 litigation accrual in the United
     States.
<Fc> Includes a charge of $60 for revision, based on independent appraisals, of the purchase price allocation in connection with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.


                                                                 Form 10-Q



         (b) Financial Condition at June 30, 1998

         DuPont recorded a net cash inflow from operations of $1.9 billion for the first half of 1998, as compared with $2.2 billion for the same period in 1997. The decrease in cash provided by operations primarily reflects $0.3 billion lower net income. The $1.2 billion increase in net operating assets and liabilities is comparable in total to the $1.3 billion increase in 1997, and is a typical pattern driven by seasonal working capital builds in a number of business units. Trade receivables increased at a lower rate than last year, primarily in Agricultural products. This was offset by slightly higher inventories, and lower tax related liabili-ties. Increases in working capital during the first half are usually reversed by year-end.

         Year-to-date capital expenditures for purchases of plant, property and equipment, investments in equity affiliates, and payments for businesses acquired were $2.8 billion, equivalent to the same period last year. First half 1998 capital expenditures included $653 million for the acquisition of ICI's polyester films business, while first half 1997 expenditures included $929 million for Conoco's acquisition of South Texas gas properties. Higher expenditures this year for construction projects offset the lower acquisi-tion expenditures. The polyester films business acquisition was part of the total $3.0 billion planned acquisitions from ICI announced in July 1997.
The final acquisitions under this agreement, an approximate $600 million effective expenditure for ICI's titanium dioxide business and a $200 million expenditure for ICI's Pakistan polyester resins business, are expected in the fourth quarter of 1998.

         Proceeds from sales of assets in the first half of 1998 totaled $608 million, and included the sale of certain hydrogen peroxide properties for $160 million, and proceeds related to the sale of the Printing and Publishing business totaling $86 million. The remaining proceeds consisted primarily of sales of various petroleum properties and the collection of a $156 million note for certain properties sold in December 1997.

         In May, DuPont announced its intent to divest its Conoco energy business. On July 29, 1998, Conoco Inc. filed a registration statement document with the SEC as the first key step in the divestiture plan. An initial public offering, currently expected to be completed in the second half of 1998, will offer Class A Common Stock of Conoco Inc. to outside shareholders. DuPont expects to further reduce its ownership interest in Conoco Inc. over time. The determination as to the form and timing of such divestiture will be based on financial and business considerations and prevailing market conditions. The form of divestiture could include further stock offerings, a distribution to its stockholders of its remaining shares of common stock (commonly referred to as a "spin-off"), the sale of all or a portion of its shares of common stock to one or more third parties or a combination of the foregoing.

                                                                  Form 10-Q



         Subject to completion of the initial public offering, Conoco Inc. and DuPont expect to give all current employees of Conoco Inc. the option, subject to specific country tax and legal requirements, to convert all or part of their options to purchase DuPont common stock or appreciation rights ("SARs") with respect to DuPont common stock into comparable options to acquire Conoco Class A Common Stock, or SARs with respect to Conoco Class A Common Stock, with an equal aggregate intrinsic value. The conversion offer will be deemed a change in the terms of certain awards granted to Conoco employees. As a result, Conoco Inc. will incur a noncash charge to compen-sation expense, in the quarter the offering is completed, of approximately $150 to $200 million after-tax depending on the market price of DuPont common stock at the time of conversion and the number of outstanding Conoco employee options to purchase DuPont common stock.

         In July, DuPont acquired Merck's 50 percent interest in The DuPont Merck Pharmaceutical Company for $2.6 billion. DuPont now owns 100 percent of the business, which is operating as DuPont Pharmaceuticals. Relating to this buyout of Merck's interest in The DuPont Merck Pharmaceuticals Company, DuPont plans to take a pretax charge in the range of $1.0 to $1.6 billion in the third quarter of 1998 related to the estimated portion of the pur-chase price attributable to research and development in process at the time of acquisition for which technological feasibility has not yet been estab-lished and no alternative future use is anticipated.

         Year-to-date, the company spent $374 million to repurchase and retire six million shares of DuPont common stock in a private placement transaction. This purchase was part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. Under the terms of this private placement agreement, the transaction will be settled on September 1, 1998. Any liability on this agreement would be settled in common stock. Not related to the buyback program previously mentioned, the company received $65 million as a final settlement payment associated with 16 million shares repurchased in a private placement transaction in December 1997.

         Total debt, including capital lease obligations, at June 30, 1998, was $16.0 billion versus $12.1 billion at year-end 1997. The $3.9 billion increase in total debt reflects primarily the issuance of commercial paper. These funds were used to finance the increase in working capital, the ICI acquisition, and the $2.4 billion increase in cash and cash equivalents. Cash balances were built up at June 30, 1998, in anticipation of cash requirements for the DuPont Merck buyout which was transacted on July 1.

                                                                  Form 10-Q



     Certain Statistics
     ------------------
                                           At 6/30/98      At 12/31/97
                                           ----------      -----------
     Cash Flow to Total Debt
       (previous 12 months cash
       provided by operations to
       total debt)                             42%             58%

     Current Ratio (current assets to
       current liabilities)                   0.9             0.8

     Earnings to Fixed Charges                5.8             6.4

         The Cash Flow to Total Debt ratio was down in first half 1998 versus year-end primarily due to the $3.9 billion increase in total debt in the first half. Days' sales outstanding averaged 37 days in the second quarter, unchanged from first quarter 1998, and up 4 days from restated second quarter of 1997.

         On April 29, the company increased the common stock dividend by 11 percent from $.315 to $.35 effective in the second quarter 1998.

         (c) Other Items

         Year 2000
         ---------

         The company has essentially completed the inventory and assessment phases and has entered the remediation and testing phases of its plan to become Year 2000-capable. The company's target for completing its Year 2000 modifications is mid-1999; however, additional refinements and testing may continue through the end of 1999.

         The company currently expects total out-of-pocket costs to become Year 2000-capable to be in the range of $300 to $400 million. The company expects that such costs will not have a material adverse effect on the company's financial condition, operations or liquidity.

         The foregoing timetable and assessment of costs to become Year 2000-capable reflect management's best estimates. These estimates are based upon many assumptions, including assumptions about the cost, availability and ability of resources to locate, remediate and modify affected systems. Based upon its activities to date, the company does not believe that these factors will cause results to differ significantly from those estimated. However, the company cannot reasonably estimate the potential impact on its financial condition and operations if key third parties, including govern-ments, do not become Year 2000-capable on a timely basis. The company is working through various trade associations as well as communicating directly

                                                                 Form 10-Q



with its significant suppliers and customers to determine their Year 2000 capability. In addition, the company has begun contingency planning to handle potential disruptions in electrical, telecommunications, transporta-tion and distribution services. There can be no guarantee that these efforts will prevent the failure of third parties to become Year 2000-capable from having a material adverse affect on the company's financial condition or operations.

         Recent Accounting Standard
         --------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all deriva-tives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other compre-hensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The company is required to adopt Statement No. 133 effective January 1, 2000, and is currently assessing the method to be utilized for adoption and the impact of the adoption on the company's financial statements. It is not expected, however, that adoption of this statement will have a material effect on the company's financial condition.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         There have been no significant changes in the "Benlate" 50 DF fungicide litigation during the second quarter 1998. Therefore, the first quarter disclosure on Form 10-Q is reprinted verbatim below.

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 60 crop damage lawsuits are still pending against the company. In addition there are approximately 65 "Benlate" 50 DF cases pending which allege

                                                                   Form 10-Q



personal injury, securities violations, discovery abuse and fraud, and damage to shrimp farming operations. The latter includes twenty-eight cases which were recently filed in Florida. The plaintiffs in these cases allege that the runoff from Ecuadoran banana plantations contained "Benlate" 50 DF as well as other chemicals and that the runoff hurt production at commercial shrimp farms. The plaintiffs separately sued DuPont and the manufacturers of the other chemicals. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Also pending are four personal injury cases in West Virginia and three in Delaware, representing the claims of twelve families. The same plaintiffs' attorney who filed these Delaware and West Virginia cases has indicated that he intends to file additional personal injury cases. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three were removed to federal court. The Florida class action has been remanded back to state court, and motions to remand the remaining cases back to state court have been or are expected to be filed. The Alabama case received conditional class certification by the state court prior to its removal. In another crop damage case, Kawamata/Tomono, the Hawaii Supreme Court in December 1997 affirmed the judgment and all trial court orders in an action in which a jury had returned a verdict for the plaintiffs in excess of $23 million. DuPont recently settled this lawsuit; terms are confidential. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont has engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. A different district court judge is now presiding over the matter on remand. A shareholder derivative action pending in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, remains stayed. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Certain plaintiffs who have previously settled have filed cases alleging fraud and other misconduct relating to the litigation of settlement of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that, at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. The Georgia district court has granted DuPont's motion to dismiss, holding that the releases plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. The court also granted a similar DuPont motion with respect to another case that had been transferred from Hawaii

                                                                  Form 10-Q



federal court. Plaintiffs have appealed the granting of DuPont's motions in both of these cases. Five cases based on similar allegations were filed in Hawaii; the state court class action case mentioned above, two individual state court actions and two actions in Hawaii federal court. In both Hawaii federal cases, the court granted DuPont's motions to enforce prior settle-ment releases. One of the Hawaii state court cases has been voluntarily dismissed by the plaintiff. Seven additional such cases, filed in Florida, have been dismissed on the grounds that prelitigation settlements barred their claims. Plaintiffs have appealed the dismissals. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

         On March 6, 1996, the Department of Justice filed a complaint in the United States District Court for the District of Montana against Yellowstone Pipeline Company ("YPL") and the Conoco Pipe Line Company as a part owner and operator of YPL. The complaint alleges discharges of oil from a YPL pipeline in January 1993 and seeks civil penalties of up to $25,000 per day for each violation or up to $1,000 for each barrel of oil discharged. Since the duration of the discharge is in dispute, the penalty calculation is uncertain although it is expected to exceed $100,000. The parties are attempting to negotiate a resolution of the matter, including a supplemental environmental project that would constitute a substantial part of a settlement with the Government.

         On October 7, 1994, the Environmental Protection Agency (EPA) filed an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels that the EPA alleges were not in compliance with its Worker Protection Standards. The labels were submitted to the EPA for approval in July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels. DuPont has cooperated with the EPA in making label changes and has issued supplemental labeling for all products that had been distributed. A federal administrative law judge has issued an initial determination affirming the penalties. DuPont believes the EPA's allegations and proposed penalties are unwarranted and has appealed the proposed civil penalty in an EPA administrative proceeding.

         Conoco has been assessed a monetary penalty in the amount of $298,000 by the New Mexico Environmental Department, Air Quality Bureau.
The demand was made on June 18, 1998. New Mexico alleges that Conoco failed to obtain a prevention of significant deterioration permit and violated certain permit conditions in the existing permits for the Maljamar Gas Plant and the Maljamar Cooperative Association field. Conoco expects to obtain settlement by payment of a lesser monetary penalty and performance of a supplemental environmental project.

                                                                  Form 10-Q



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 21.

         (b) Reports on Form 8-K

               1. On April 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated April 22, 1998, was filed.

               2. On May 11, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release announcing a plan to divest its Conoco energy operations.

               3. On May 20, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release dated
                   May 19, 1998, announcing that DuPont agreed to acquire Merck's interest in their pharmaceutical joint venture.

               4. On July 9, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No.33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release announcing a second quarter earnings shortfall.

               5. On July 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated July 22, 1998, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:           July 31, 1998
                              -----------------------------------------




                              By          /s/ G. M. Pfeiffer
                              -----------------------------------------

                                           G. M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q





                               EXHIBIT INDEX




Exhibit
Number                            Description
-------                           -----------


   12          Computation of Ratio of Earnings to Fixed Charges.


   27          Financial Data Schedule (only filed electronically).

                                                                                                                 Form 10-Q

                                                                                                                 Exhibit 12

                                             E. I. DU PONT DE NEMOURS AND COMPANY

                                       COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                     (Dollars in millions)


                                                                                         Years Ended December 31
                                                        Six Months Ended    -------------------------------------------------
                                                          June 30, 1998       1997       1996      1995     1994      1993
                                                        ----------------    ---------  ---------  -------  -------  ---------
Net Income .........................................        $1,865          $2,405     $3,636     $3,293   $2,727   $  566<Fa>
Provision for Income Taxes .........................         1,035           2,275      2,345      2,097    1,655      392
Minority Interests in Earnings of Consolidated
  Subsidiaries .....................................            31              67         59         30       18        5
Adjustment for Companies Accounted for
  by the Equity Method .............................             8             982<Fb>     81         41       18       41
Capitalized Interest ...............................          (110)           (169)      (144)      (170)    (143)    (194)
Amortization of Capitalized Interest ...............            55<Fc>         138<Fc>    191<Fc>    154      154      144
                                                            ------          ------     ------     ------   ------   ------
                                                             2,884           5,698      6,168      5,445    4,429      954
                                                            ------          ------     ------     ------   ------   ------

Fixed Charges:
  Interest and Debt Expense ........................           395             662        729        758      559      594
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ......            38              97         70         71       55       42
  Capitalized Interest .............................           110             169        144        170      143      194
  Rental Expense Representative of Interest
    Factor .........................................            64             127        118        113      118      143
                                                            ------          ------     ------     ------   ------   ------
                                                               607           1,055      1,061      1,112      875      973
                                                            ------          ------     ------     ------   ------   ------

Total Adjusted Earnings Available for Payment of
  Fixed Charges ......................................      $3,491          $6,753     $7,229     $6,557   $5,304   $1,927
                                                            ======          ======     ======     ======   ======   ======

Number of Times Fixed Charges are Earned .............         5.8             6.4        6.8        5.9      6.1      2.0
                                                            ======          ======     ======     ======   ======   ======


<Fa> Income Before Extraordinary Item.
<Fb> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fc> Includes write-off of capitalized interest associated with divested businesses.
