Form 10-Q
period 1998-11-13
DUPONT E I DE NEMOURS & CO
filed 1998-11-13
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

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


                           Yes   X         No


1,125,861,433 shares (excludes 14,492,721 shares held by DuPont's
  Flexitrust) of common stock, $0.30 par value, were outstanding at October 30, 1998.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents



                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Financial Results ...........................................     10-12

    Industry Segment Performance ................................     12-13

    Consolidated Industry Segment Information ...................     14-15

    Financial Condition .........................................     16-18

    Other Items .................................................     18-22

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     23-24

  Item 6.  Exhibits and Reports on Form 8-K .....................     24-26

Signature .......................................................      27

Exhibit Index ...................................................      28

Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................      29

Exhibit 12-1 - Computation of Ratio of Earnings to
  Fixed Charges - Pro Forma .....................................      30

                                                                                                         Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                      Three Months Ended        Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                    September 30             September 30
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                 1998       1997         1998        1997
------------------------------------------------------------------------------------------------------------------
SALES ..............................................................  $ 6,042    $ 5,794       $18,668     $18,186
Other Income<Fc> ...................................................      136        348           625         836
                                                                      -------    -------       -------     -------
    Total ..........................................................    6,178      6,142        19,293      19,022
                                                                      -------    -------       -------     -------
Cost of Goods Sold and Other Expenses ..............................    4,155      4,039        12,844      12,495
Selling, General and Administrative Expenses .......................      519        460         1,459       1,452
Depreciation and Amortization ......................................      368        349         1,067       1,015
Interest and Debt Expense ..........................................      160         92           416         268
Purchased In-Process Research and Development<Fd> ..................    1,441        850         1,501         850
Employee Separation Costs and Write-Down of Assets<Fe> .............      391        340           577         340
                                                                      -------    -------       -------     -------
    Total ..........................................................    7,034      6,130        17,864      16,420
                                                                      -------    -------       -------     -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTERESTS AND EXTRAORDINARY ITEM ........................     (856)        12         1,429       2,602
Provision for Income Tax Expenses (Credits)<Fd> ....................     (290)       277           543       1,207
Minority Interests in Earnings (Loss) of Consolidated Subsidiaries .       (2)         8            19          34
                                                                      -------    -------       -------     -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM .     (564)      (273)          867       1,361
Income from Discontinued Operations, Net of Income Tax Provisions of:
$109, $117, $311 and $654, respectively ............................      160        256           594         782
                                                                      -------    -------       -------     -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  (404)       (17)        1,461       2,143
Extraordinary Charge From Early Extinguishment of Debt, Net of
  Income Taxes<Ff> .................................................     (201)       -            (201)        -
                                                                      -------    -------       -------     -------
NET INCOME (LOSS) ..................................................  $  (605)   $   (17)      $ 1,260     $ 2,143
                                                                      =======    =======       =======     =======


BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK<Fg>
  Continuing Operations Before Extraordinary Item .................   $  (.50)   $  (.24)      $   .76     $  1.20
  Discontinued Operations .........................................       .14        .22           .53         .69
  Extraordinary Charge ............................................      (.18)       -            (.18)        -
                                                                      -------    -------       -------     -------
  Net Income (Loss) ...............................................   $  (.54)   $  (.02)      $  1.11     $  1.89
                                                                      =======    =======       =======     =======
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK<Fg>
  Continuing Operations Before Extraordinary Item .................   $  (.50)   $  (.24)      $   .75     $  1.18
  Discontinued Operations .........................................       .14        .22           .52         .68
  Extraordinary Charge ............................................      (.18)       -            (.18)        -
                                                                      -------    -------       -------     -------
  Net Income (Loss) ...............................................   $  (.54)   $  (.02)      $  1.09<Fh> $  1.86
                                                                      =======    =======       =======     =======
DIVIDENDS PER SHARE OF COMMON STOCK                                   $   .35    $  .315       $ 1.015     $  .915
                                                                      =======    =======       =======     =======


See Notes to Financial Statements.


                                                                                   Form 10-Q

                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                September 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                     1998         1997
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income ......................................................     $ 1,260      $ 2,143
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations .....................        (594)        (782)
      Extraordinary Charge from Early Retirement of Debt ..........         275          -
      Depreciation and Amortization ...............................       1,067        1,015
      Purchased In-Process Research and Development ...............       1,501          850
      Other Noncash Charges and Credits - Net .....................         (29)         267
      Change in Operating Assets and Liabilities - Net ............      (1,113)        (987)
                                                                        -------      -------

        Cash Provided by Continuing Operations ....................       2,367        2,506
                                                                        -------      -------

INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment ......................      (1,561)      (1,375)
  Investment in Affiliates ........................................         (55)      (1,862)
  Payments for Businesses Acquired (Net of Cash Acquired) .........      (3,048)         (41)
  Proceeds from Sales of Assets ...................................         369          504
  Investments in Short-Term Financial Instruments - Net ...........        (220)        (458)
  Miscellaneous - Net .............................................         (39)         113
                                                                        -------      -------

        Cash Used for Investment Activities .......................      (4,554)      (3,119)
                                                                        -------      -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders ..................................      (1,150)      (1,042)
  Net Increase in Borrowings ......................................       4,610        3,063
  Acquisition of Treasury Stock ...................................        (704)        (181)
  Proceeds from Exercise of Stock Options .........................         242          104
  Decrease in Minority Interests ..................................         (16)         (54)
                                                                        -------      -------

        Cash Provided by Financing Activities .....................       2,982        1,890
                                                                        -------      -------

Net Cash Flow from Discontinued Operations ........................        (193)        (762)
                                                                        -------      -------

Effect of Exchange Rate Changes on Cash ...........................         124          (96)
                                                                        -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS .............................     $   726      $   419
                                                                        =======      =======



See Notes to Financial Statements.



                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                      September 30    December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1998           1997
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,730         $ 1,004
  Marketable Securities ............................................................          291             135
  Accounts and Notes Receivable ....................................................        5,409           4,309
  Inventories<Fi> ..................................................................        3,292           2,792
  Prepaid Expenses .................................................................          241             169
  Deferred Income Taxes ............................................................          610             691
                                                                                          -------         -------
    Total Current Assets ...........................................................       11,573           9,100
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization
  (September 30, 1998 - $20,592; December 31, 1997 - $20,310) ......................       13,730          12,601
INVESTMENT IN AFFILIATES ...........................................................        2,170           2,372
OTHER ASSETS .......................................................................        5,455           4,210
NET ASSETS OF DISCONTINUED OPERATIONS<Fj> ..........................................        9,635           8,561
                                                                                          -------         -------
    TOTAL ..........................................................................      $42,563         $36,844
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................      $ 1,620         $ 1,921
  Short-Term Borrowings and Capital Lease Obligations ..............................       12,543           6,154
  Income Taxes .....................................................................          120             120
  Other Accrued Liabilities ........................................................        3,973           3,024
                                                                                          -------         -------
    Total Current Liabilities ......................................................       18,256          11,219
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        4,524           5,897
OTHER LIABILITIES ..................................................................        7,732           7,444
DEFERRED INCOME TAXES ..............................................................          520             500
                                                                                          -------         -------
    Total Liabilities ..............................................................       31,032          25,060
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          385             361
                                                                                          -------         -------
STOCKHOLDERS' EQUITY<Fk>
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at September 30, 1998 - 1,140,354,154; December 31, 1997 - 1,152,762,128 .......          342             346
  Additional Paid-In Capital .......................................................        7,658           7,991
  Reinvested Earnings ..............................................................        3,884           4,389
  Accumulated Other Comprehensive Income (Loss) ....................................         (144)           (144)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  September 30, 1998 - 14,775,509;
    December 31, 1997 - 23,245,747) ................................................         (831)         (1,396)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       11,146          11,423
                                                                                          -------         -------
    TOTAL ..........................................................................      $42,563         $36,844
                                                                                          =======         =======

See Notes to Financial Statements.


                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)

[FN]
<Fa> These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. The company's Petroleum segment is reported as discontinued operations and is discussed in Notes (b) and (j).

     In June 1997, the Financial Accounting Standards Board issued
     Statement No. 130, "Reporting Comprehensive Income." In the first quarter of 1998, the company adopted Statement No. 130. Statement
     No. 130 has no financial impact on the company, and further explanation is in Note (k).

     In the first quarter of 1998, the company adopted Statement of Position (SOP) 98-1 issued in March 1998 by the American Institute of Certified Public Accountants, which requires capitalization of the costs of computer software for internal use. Adoption of SOP 98-1 had no material financial impact on the company.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The company is required to adopt Statement No. 133 effective January 1, 2000, and is currently assessing the method to be utilized for adoption and the impact of the adoption on the company's consolidated financial statements. Although the company has not yet studied the new Statement in detail, it is not expected that adoption of this Statement will have a material effect on the company's financial condition.

<Fb> Discontinued Operations:
     On September 28, 1998, the company's Board of Directors approved a plan to divest Conoco. An initial public offering of Conoco common stock was made on October 21, 1998. The company intends to follow this with a tax-free split off of its remaining Conoco shares to DuPont share-holders no later than third quarter 1999. Accordingly, for all periods presented, the company's consolidated financial statements and notes report its petroleum business as discontinued operations.

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

[FN]
<Fc> Effective July 1, 1998, other income no longer reflects equity affiliate earnings from The DuPont Merck Pharmaceutical Company as these results are now fully consolidated (see Note (d) below). 1998 includes a $55 gain on the sale of Hydrogen Peroxide assets.

<Fd> Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and for which technological feasibility has not yet been established, and which, if unsuccessful, have no alternative future use in research and development activities or otherwise.

     In this regard, a charge of $1,300 was recorded in the quarter ended September 30, 1998, associated with purchased in-process research and development in conjunction with the purchase of Merck's interest in The DuPont Merck Pharmaceutical Company based on preliminary allocations of purchase price that are subject to revision upon completing independent valuations by an outside appraisal firm and completion of purchase accounting allocations. In addition, a charge of $141 was recorded based on a revised estimate of the purchased in-process research and development associated with the purchase of the polyester businesses of Imperial Chemical Industries PLC. 1998 year to date also includes a $60 charge for revision, based on independent appraisals, of the purchase price allocation in conjunction with the purchase of Protein Technologies International (PTI). This charge finalized the initial charge of $500 taken in the fourth quarter 1997.

     Third quarter and year to date 1997 include a charge of $850 taken in conjunction with the company's acquisition of a 20% interest in Pioneer Hi-Bred International, Inc. The purchase price allocations were subsequently finalized and an additional charge of $53 taken in the fourth quarter 1997.

     The PTI and Pioneer charges were not tax effected because these transactions were stock purchases rather than asset purchases.

<Fe> Third quarter 1998 charges of $391 result from implementation of company-wide productivity improvement initiatives. This includes $202 associated with separation costs for over 2,600 employees, and $189 in asset write-downs, principally due to shutdown and dismantlement of excess production capacity. 1998 year to date also includes $108 of employee separation costs within the Nylon business and $78 for the shutdown of related manufacturing facilities.

     1997 includes charges, primarily write-downs, associated with exiting the company's global graphic arts films and offset printing plates businesses.

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
<Ff> During the third quarter 1998, the company recognized an extraordinary after-tax charge of $201 ($275 pretax, less a tax benefit of $74), as a result of a debt call and tender offer with an aggregate principal amount of $1,633.

<Fg> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     The numerator in calculating both basic and diluted earnings per share for each period is reported net income less preferred dividends of $2.5 and $7.5 for the three- and nine-month periods, respectively. The denominator is based on the following weighted-average number of common shares outstanding:

                 Three Months Ended               Nine Months Ended
                    September 30                    September 30
            -----------------------------   -----------------------------
                Basic          Diluted          Basic          Diluted
            -------------   -------------   -------------   -------------
     1998   1,130,461,535   1,130,461,535   1,129,608,903   1,147,393,778
     1997   1,131,012,611   1,131,012,611   1,130,030,845   1,149,075,652

     The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised. For the three months ended September 1998 and 1997, diluted shares equal basic shares for the purposes of calcu-lating diluted earnings per share due to the losses from continuing operations in both periods.

     The following number of stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                 Three Months Ended               Nine Months Ended
                    September 30                    September 30
            -----------------------------   -----------------------------
                1998            1997            1998            1997
            -------------   -------------   -------------   -------------

              8,114,410       4,992,300       5,216,497       4,909,633

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
     Compensation expense/(benefit) recognized in income for stock-based employee compensation awards was $(37) and $1 for the three months and $23 and $46 for the nine months ended September 30, 1998 and 1997, respectively.

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing weighted-average number of common shares.

<Fh> Year-to-date earnings per share do not equal the sum of quarterly earnings per share due to changes in average share calculations.

                                                 September 30   December 31
<Fi> Inventories                                     1998          1997
     -----------                                 ------------   -----------

     Chemicals ...............................      $   337       $   289
     Fibers ..................................          892           744
     Polymers ................................          834           707
     Life Sciences ...........................          804           676
     Diversified Businesses ..................          425           376
                                                    -------       -------
       Total .................................      $ 3,292       $ 2,792
                                                    =======       =======


                                                 September 30   December 31
<Fj> Net Assets of Discontinued Operations           1998          1997
     -------------------------------------       ------------   -----------

     Current Assets ..........................      $ 2,970       $ 2,775
     Property, Plant and Equipment ...........       11,502        10,982
     Other Assets ............................        1,629         1,358
     Current Liabilities .....................       (2,605)       (2,851)
     Other Liabilities .......................       (3,986)       (3,856)
     Cumulative Translation Adjustments ......          125           153
                                                    -------       -------
       Net Assets of Discontinued Operations .      $ 9,635       $ 8,561
                                                    =======       =======

<Fk> For the three- and nine-month periods ended September 30, 1998 and
     1997, other comprehensive income (loss) equals net income (loss). Cumulative translation adjustments are associated with the company's petroleum operations and are reflected in Net Assets of Discontinued Operations.

                                                                   Form 10-Q


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Forward Looking Statements
         --------------------------
                 Certain statements contained in this report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements made in the Results of Operations, Financial Condition at September 30, 1998, Year 2000 and the European Monetary Union sections of Management's Discussion and Analysis. These statements are identified by words such as "expects," "anticipates," "plans," "intends," "projects," "indicates," and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions that could cause actual results to differ materially, as discussed more fully elsewhere in this report and in the company's filings with the Securities and Exchange Commission, particularly the company's report on Form 8-K filed on November 13, 1998.

         (a) Results of Operations

             (1) Financial Results:

                 The company reported third quarter diluted earnings per share including discontinued operations, but before nonrecurring charges of $.67 compared with a third quarter record of $.85 earned in 1997. Including net nonrecurring charges of $1.21 per share, the company reported a net loss of $.54 per share for the quarter. Nonrecurring items included $.18 per share extraordinary charge for early redemption of debt, $.83 per share for the write-off of acquired in-process research and development and a $.23 per share charge related to company-wide productivity improvement initia-tives, partly offset by a $.03 per share gain on the sale of assets.

                 On September 28, 1998, the company's Board of Directors approved a plan to divest Conoco. An initial public offering of Conoco common stock was made on October 21, 1998. The company intends to follow this with a tax-free split off of its remaining Conoco shares to DuPont shareholders no later than third quarter 1999. Accordingly, for all periods presented, the company's consolidated financial statements and notes report its petroleum business as discontinued operations.

         Results From Continuing Operations
         ----------------------------------

                 For the third quarter 1998, income from continuing operations before nonrecurring items was $610 million or $.53 per share compared with $725 million or $.63 per share in 1997. After

                                                                   Form 10-Q



         reflecting nonrecurring items and before the extraordinary charge, loss from continuing operations was $(.50) per share versus $(.24) in 1997.

                 Sales in the third quarter were $6.0 billion, up 7 percent, compared with $5.7 billion in the prior year adjusted to exclude sales from divested businesses. Sales from acquired businesses added $695 million or 12 percent. Excluding sales from acquired businesses, third quarter sales were 5 percent below last year.

                 For the nine months to-date, income from continuing opera-tions before nonrecurring items was $2,231 million, or $1.94 per share versus $2,359 million, or $2.05 per share, down 5 percent. After reflecting nonrecurring items and before the extraordinary charge, earnings per share from continuing operations was $0.75 compared to $1.18 in 1997. Year-to-date sales were $18.7 billion, up 3 percent.

                 The combination of lower demand from weakening global economies and the negative impact of a strong U.S. dollar on selling prices resulted in a decline in third quarter 1998 from record 1997 third quarter earnings. The company is responding directly to these difficult business conditions by intensifying its previously announced productivity actions, which include reduction of employment costs, rationalization of assets and increasing emphasis on cost-effective raw material sourcing. With the expectation of a challenging global economy in 1999, the company intends to maintain its emphasis on productivity while continuing to aggressively focus its businesses.

         Results From Discontinued Operations
         ------------------------------------

                 Sales in the third quarter were $5.0 billion, down
         7 percent compared with $5.3 billion in the prior year. After reflecting adjustments for discontinued operations reporting, Conoco's third quarter 1998 after-tax operating income was $220 million compared to a third quarter record of $295 million in 1997. Income from discontinued operations for the quarter was $160 million or $.14 per share compared to $256 million or $.22 per share in 1997, with the primary difference versus after-tax operating income being the allocation of interest expense based on net assets.

                 Results for the quarter were adversely affected by market conditions that have affected the petroleum industry in general. Conoco's worldwide net realized oil price was $12.29 per barrel, down $5.67 or 32 percent from last year's $17.96. Worldwide natural gas prices averaged $2.08 per thousand cubic feet for the

                                                                  Form 10-Q



         quarter compared with $2.17 last year, down 4 percent. Worldwide crude oil production was down 10 percent to 292,000 barrels per day
         (bpd) primarily due to the absence of properties sold in late 1997. Worldwide natural gas production was up 14 percent to 1,374 million cubic feet per day, with U.S. production rising some 32 percent. Worldwide-refined product sales were 1,081,000 bpd, down 1 percent versus 1997.

                 Conoco Inc.'s third quarter results were reported on a stand alone basis and therefore differ from results based on discontinued operations reporting as discussed above.

             (2) Industry Segment Performance:

                  The following text compares third quarter 1998 results with third quarter 1997, for each industry segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Industry Segment Information - Continuing Operations" table.

         o Chemicals segment earnings were $161 million compared with $152 million earned last year, up 6 percent, principally due to higher earnings from white pigments. Segment sales of $1.0 billion were 4 percent lower, reflecting a 9 percent decline from lower sales volume and divested hydrogen peroxide production. Segment selling prices were up 5 percent reflect-ing higher white pigment prices.

         o Fibers segment earnings were $207 million, 12 percent below the $234 million earned in 1997. Lower earnings from "Dacron" polyester and aramids were partly offset by better earnings from nylon and nonwovens. "Dacron" polyester had significant declines in volume and selling prices, largely due to competitive pressure from Asian imports. Segment sales of $1.8 billion were down 4 percent as selling prices averaged
             3 percent lower and sales volumes 1 percent lower.

         o Earnings for the Polymers segment were $208 million, 7 percent below $224 million earned in 1997, as improved results from fluoropolymers were offset by lower earnings in the other businesses. Segment sales of $1.6 billion were 3 percent lower than 1997, reflecting 2 percent lower volume and 1 percent lower selling prices.

         o   Life Sciences segment earnings were $48 million, down
             60 percent from $121 million in 1997. Agricultural Products earnings were substantially lower, as had been predicted, due to three factors: (1) approximately $100 million lower sales as a result of last year's change in inventory stocking previously held on consignment, (2) bad debt expense for

                                                                 Form 10-Q



             Brazil, Eastern Europe and Russia and (3) the company's share of Pioneer's seasonal quarterly loss. Pharmaceuticals earnings were also lower due to research and development and launch costs for SustivaTM, an anti-HIV drug and a less favorable pattern of "Coumadin" warfarin sodium sales in the third quarter. Segment sales, including $466 million from acquisitions, were $839 million, down 2 percent compared to 1997 sales adjusted to include pharmaceuticals on a 100 percent basis. This reflects 5 percent lower prices partly offset by 3 percent higher volume.

         o Diversified businesses earnings were $63 million, up 26 percent from $50 million in 1997. This reflects the absence of losses incurred last year from the now divested printing and publish-ing business, partly offset by earnings declines in the polyester businesses. Segment sales were $736 million, up
             33 percent after adjusting third quarter 1997 to exclude sales from divested businesses. This reflects a 41 percent increase from the additional sales from acquired businesses, partly offset by 8 percent lower prices.

                                                                                                       Form 10-Q


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES



CONSOLIDATED INDUSTRY SEGMENT INFORMATION -                Three Months Ended            Nine Months Ended
CONTINUING OPERATIONS                                         September 30                 September 30
------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                   1998            1997         1998            1997
-----------------------------------------------------------------------------------------------------------------
SALES
-----
Chemicals ...........................................   $ 1,026         $ 1,064       $ 3,094         $ 3,183
Fibers ..............................................     1,802           1,885         5,565           5,748
Polymers ............................................     1,639           1,688         5,133           5,106
Life Sciences .......................................       839             474         2,465           2,057
Diversified Businesses ..............................       736             683         2,411           2,092
                                                        -------         -------       -------         -------
    Total ...........................................   $ 6,042         $ 5,794       $18,668         $18,186
                                                        =======         =======       =======         =======
AFTER-TAX OPERATING INCOME (LOSS)<Fa><Fb>
---------------------------------------
Chemicals ...........................................   $   146 <Fc>    $   152       $   475 <Fc>    $   427
Fibers ..............................................       125             234           438             702
Polymers ............................................       181             224           642             684
Life Sciences .......................................      (813)<Fd>       (657)<Fe>     (475)<Fd>       (274)<Fe>
Diversified Businesses ..............................      (126)<Fd>       (170)<Ff>       15 <Fd>        (33)<Ff>
                                                        -------         -------       -------         -------
    ATOI from Continuing Operations .................      (487)           (217)        1,095           1,506
Interest and Other Corporate Expenses, Net of Tax ...       (77)            (56)         (228)           (145)
                                                        -------         -------       -------         -------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM .........................   $  (564)        $  (273)      $   867         $ 1,361
                                                        =======         =======       =======         =======


-------------------------------

<Fa> For all periods presented, the petroleum has been reflected as discontinued operations.

<Fb> Third quarter 1998 includes a charge of $256 resulting from a company-
     wide productivity improvement initiative as follows: Chemicals - $51; Fibers - $82; Polymers - $27; Life Sciences - $16; and Diversified Businesses - $80. 1998 year to date also includes charges of $130 within the Fibers segment attributable to employee separation costs and the shutdown of related manufacturing facilities.

<Fc> Includes a $36 gain on the sale of Hydrogen Peroxide assets.


                                                                   Form 10-Q


[FN]
<Fd> Third quarter 1998 includes a charge of $845 in Life Sciences related to purchased in-process research and development in conjunction with the purchase of Merck's interest in The DuPont Merck Pharmaceutical Company based on preliminary allocations of purchase price which are subject to revision upon obtaining independent valuations by an outside appraisal firm and completion of purchase accounting allocations. An additional charge of $109 was recorded in Diversified Businesses based on a revised estimate of the purchased in-process research and development associated with the purchase of the polyester businesses of Imperial Chemical Industries PLC. 1998 year to date also includes a $60 charge in Life Sciences for revision, based on independent appraisals, of the purchase price allocation related to purchased in-process research and development in conjunction with the purchase of Protein Technologies International. This charge finalized the initial charge of $500 taken in the fourth quarter 1997.

<Fe> Includes a benefit of $72 from the company's equity interest in the sale by DuPont Merck of its generic and multisource product lines and an estimated charge of $850 related to the purchase of in-process research and development made in conjunction with the company's acquisition of a 20% interest in Pioneer Hi-Bred International, Inc, based on preliminary allocations of the purchase price. The purchase price allocations associated with Pioneer were subsequently finalized and an additional charge of $53 taken in the fourth quarter 1997.

<Ff> Includes a charge of $220 associated with exiting the company's global graphics arts films and offset printing plates businesses.

                                                                  Form 10-Q



         (b) Financial Condition at September 30, 1998

         DuPont recorded a net cash inflow from continuing operations of $2.4 billion for the first nine months of 1998, as compared with $2.5 billion for the same period in 1997. 1998 income from continuing operations before extraordinary item of $0.9 billion included noncash charges of $1.5 billion for write-offs of in-process research and develop-ment related to acquisitions, and $0.3 billion related to the write-down of assets. 1997 income from continuing operations of $1.4 billion included noncash charges of $0.9 billion for write-offs of in-process research and development related to acquisitions and $0.3 billion related to the charges associated with exiting the company's global graphics arts films and offset printing plates businesses. Excluding noncash charges, income from continuing operations in the periods were comparable. Net operating assets and liabilities increased $1.1 billion in 1998 as compared to a $1.0 billion increase in 1997, reflecting a typical pattern driven by seasonal working capital builds in a number of business units. Increases in inventory were slightly higher this year versus last year, offset by smaller increases in trade receivables. Increased liabilities related to unrealized losses on forward exchange contracts were more than offset by lower tax liabilities. Seasonal increases in working capital are usually reversed by year-end.

         1998 year-to-date capital expenditures for purchases of plant, property and equipment, investments in equity affiliates, and payments for businesses acquired were $4.7 billion. This is an increase of $1.4 billion over 1997, and is due to higher spending in 1998 for acquisitions. 1998 acquisitions include $0.7 billion for acquisition of ICI's polyester films business and $2.6 billion (including $0.3 billion of cash acquired) for acquisition of Merck's 50 percent interest in The DuPont Merck Pharmaceutical Company. September year-to-date 1997 capital expenditures included $1.7 billion for purchase of a 20 percent interest in Pioneer Hi-Bred International. Following the acquisition of Merck's 50 percent interest in The DuPont Merck Pharmaceutical Company, DuPont now owns
100 percent of the business, which was renamed DuPont Pharmaceuticals. DuPont booked a $1.3 billion pretax charge in third quarter 1998 to write-off the estimated portion of the purchase price attributable to research and development in process at the time of acquisition for which technological feasibility has not yet been established and no alternate future use is anticipated.

         Proceeds from sale of assets in the first nine months of 1998 totaled $369 million, and included the sale of certain hydrogen peroxide properties for $236 million, and proceeds related to the sale of the company's graphics arts films and offset printing plates businesses totaling $86 million. In November of 1998, DuPont sold substantially all of its interest in Consol Energy Inc., a 50/50 coal operations joint venture with Rheinbraun AG, a subsidiary of RWE AG of Germany, to Consol Energy Inc.

                                                                  Form 10-Q



         In May 1998, DuPont announced its intent to divest its Conoco energy business. On July 29, 1998, Conoco Inc. filed a registration statement with the Securities and Exchange Commission as the first key step in the divestiture plan. On October 21, 1998, Conoco sold, in an initial public offering, 191,456,427 shares of Conoco Class A common stock at $23.00 per share. Net proceeds of the offering, $4.2 billion, were used by Conoco to repay outstanding indebtedness to DuPont.

         There are 191,456,427 shares of Conoco Class A common stock out-standing, all of which is publicly held, and 436,543,573 shares of Conoco Class B common stock outstanding, all of which is indirectly owned by DuPont. DuPont indirectly owns approximately 70 percent of Conoco common stock, which represents approximately 92 percent of the combined voting rights of all classes of common stock. DuPont intends to offer its remain-ing Conoco shares to DuPont shareholders in exchange for DuPont shares in a tax free split off expected to be completed by the third quarter 1999. Year-to-date Conoco net cash flow results are presented as net cash flow from discontinued operations.

         Conoco Inc. and DuPont gave certain current employees of Conoco Inc. the option, subject to specific country tax and legal requirements, to participate in a program involving the cancellation of all or part of their options to purchase DuPont common stock or appreciation rights ("SARs") with respect to DuPont common stock and the issuance by Conoco upon such cancellation of comparable options to acquire its Class A Common Stock or SARs with respect to Class A Common Stock. This program is deemed a change in the terms of certain awards granted to Conoco employees. As a result, Conoco Inc. will incur a noncash charge to compensation expense in the fourth quarter 1998 of $183 million after-tax. Such charge was based on the market price of DuPont common stock at October 21, 1998 and the number of outstanding Conoco employee options to purchase DuPont common stock.

         Year-to-date, the company has spent about $769 million to purchase and retire 12,814,162 shares of DuPont common stock. These purchases were part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. Of the 12.8 million shares, 6 million were purchased and retired in a private placement transaction. Under the terms of this private placement agreement, the transaction was settled on September 1, 1998, resulting in the issuance of 333,862 shares valued at $19.6 million. In addition, 72,326 shares valued at $4.4 million were issued as final settlement related to the 1997 acquisitions, principally Protein Technologies International. Not related to the buyback program previously mentioned, the company received $65 million as a final settlement payment associated with 16 million shares repurchased in a private placement transaction in December 1997.

                                                                   Form 10-Q



         In September, the company recorded a $201 million after tax extraordinary charge related to early retirement of debt. Total debt, including capital lease obligations, at September 30, 1998, was $17.1 billion versus $12.1 billion at year-end 1997. The $5.0 billion increase in total debt reflects primarily the issuance of commercial paper. These funds were used primarily to finance the $1.1 billion increase in operating assets and liabilities, the ICI and DuPont Merck acquisitions totaling $3.3 billion. In addition, $1.8 billion of commercial paper was used to finance the retirement of $1.6 billion of long-term debt.

     Certain Statistics - Continuing Operations
     ------------------------------------------
                                           At 9/30/98      At 12/31/97
                                           ----------      -----------
     Cash Flow to Total Debt
       (previous 12 months cash
       provided by operations to
       total debt) ..................         26.9%           39.2%

     Current Ratio (current assets
       to current liabilities) ......        0.6:1           0.8:1

     Earnings to Fixed Charges ......          2.6             5.1

     Earnings to Fixed Charges -
       Pro Forma*....................          3.3             7.4

     ------------------
     *Pro Forma statistics exclude interest and debt expense which has been allocated to discontinued operations.

         The Cash Flow to Total Debt ratio was down in third quarter 1998 versus year-end primarily due to the $5.0 billion increase in total debt in the first nine months. The company expects this ratio to improve as a result of the Conoco divestiture. Days' sales outstanding averaged 58 days in the third quarter, an increase of six days from second quarter 1998, and up six days from the third quarter of 1997.

         (c) Other Items

     Year 2000
     ---------
         The Year 2000 Problem concerns potential exposures related to the automated generation of financial and business misinformation resulting from the application of computer programs written using six (e.g., 12-31-99) versus eight (e.g., 12-31-1999) digits to define the applicable date. This could result in, among other things, computer systems recognizing "00" as the year 1900 rather than the year 2000.

                                                                 Form 10-Q



         The company has identified which of its internal systems will require remediation to provide for the company's continuing business operations after January 1, 2000. The company is addressing the Year 2000 Problem in these systems, and has begun an analysis of the Year 2000 readiness of key third parties. Computer Sciences Corporation and Andersen Consulting, who operate the majority of the company's global information systems and technology infrastructure, are assisting in these activities.

         The inventory and assessment phases have been completed, although assessment phase updates continue to be made based on the availability of new information. The company has begun the remediation phase of its plan in which systems that are not Year 2000-capable are repaired, replaced or retired, and remediated systems are tested and returned to active use.

         Based on current project reporting data, approximately 70 percent of the company's affected systems are now Year 2000-capable, and the remaining systems are expected to be completed on the following schedule:

                Systems                                 Time Frame
                -------                        -----------------------------
Mainframe Corporate Data Centers ..........    April 1999
Mid Range Computers .......................    October 1998 - October 1999
Telecommunications ........................    November 1998 - March 1999
Electronic Mail ...........................    November 1999
Corporate (e.g., Payroll) .................    June 1999
Business (e.g., Inventory Processing) .....    December 1998 - 4th Qtr. 1999
Manufacturing .............................    4th Qtr. 1998 - 4th Qtr. 1999
Embedded Chip Equipment ...................    4th Qtr. 1998 - 4th Qtr. 1999

         The company has initiated its Business Partner 2000 Program to determine the Year 2000 readiness of its key customers and suppliers. A survey was provided to key suppliers, and of the 30 percent which responded, the company assessed approximately 40 percent as having a high risk of not becoming Year 2000-capable on a timely basis. In addition, the company is conducting an assessment of its key customers, focusing on their Year 2000 capability as it affects customer ordering procedures, and delivery of and payment for company products. To date, the company has received responses from 27 percent of those customers surveyed and anticipates completing this assessment by December 1998. Based on these surveys and assessments, the company is continuing to promote the efforts of its key suppliers and customers to become Year 2000-capable. In addition, the company is develop-ing its own contingency plans to address potential impacts of key supplier and customer nonreadiness.

         The company's plant and business operations are highly dependent on a continuous supply of key services from raw material suppliers and utility providers. If the Year 2000 Problem causes suppliers and utility providers to fail to deliver such essential materials and services, multiple disrup-tions in the company's plant operations, computer infrastructure or

                                                                 Form 10-Q



telecommunications systems could result. Because of the inherent uncer-tainties in the Year 2000 Problem, including understanding the Year 2000 readiness of these key third parties, it is not possible to quantify the potential impact at this time. However, failure of key suppliers, utility providers, customers or the company to properly and timely address the Year 2000 Problem could have a material adverse effect on the company's financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by the company will prevent such failures from having a material adverse effect.

     The company currently expects total out-of-pocket costs to become Year 2000-capable to be in the range of $300 to $400 million. As of September 30, 1998, the company spent an estimated $140 million on implementing its plan. The company does not specifically track all costs associated with employees working on Year 2000 projects, but has included an estimate of these internal costs in the above estimated to-date expendi-tures. The company does not include the costs of systems projects which will address the Year 2000 problem, but, which were initiated to accomplish other (non-Year 2000) objectives. The company will fund Year 2000 expendi-tures from company cash flow from operations and expects that total remediation costs, including the reallocation of internal resources, will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

         The foregoing timetable and assessment of costs to become Year 2000-capable reflect management's best estimates. These estimates are based upon many assumptions, including assumptions about the cost, availability and ability of resources to identify, locate, remediate and modify affected systems, as well as the assessment of Year 2000 readiness of key third parties. Based upon its activities to date, the company does not believe that these factors will cause results to differ significantly from those estimated. However, the company cannot reasonably estimate the potential impact on its financial condition or results of operations if key third parties, including suppliers, customers and governments, do not become Year 2000-capable on a timely basis.

     European Monetary Union
     -----------------------

         On May 2, 1998, the final decision was made to form the European Monetary Union (EMU) with eleven out of the fifteen member countries of the European Union and to introduce a common currency, the euro, on January 1, 1999.

         On January 1, 1999, the eleven participating countries will be fixing the irrevocable currency exchange rates between their national currencies and the euro. At that time, the euro will begin to trade on worldwide currency exchanges and will be used in business transactions. During the transition period, January 1, 1999 - January 1, 2002, both the

                                                                  Form 10-Q



euro and national currencies will coexist. The national currencies will remain legal tender until at least January 1, 2002, but not later than July 1, 2002. In January 2002, euro notes and coins will be introduced and become legal tender while national currencies will start to be withdrawn from circulation by latest July 1, 2002.

         The company has recognized the introduction of the euro as a significant opportunity and has organized itself to be ready to handle transactions with its business partners in euro as of January 1, 1999. The company will do business in euro by preference within all EMU countries.

         The company has been preparing for the introduction of the euro, principally through the efforts of a multi-function Euro Implementation Team. The team has been working to identify, review and implement projects to ensure compliance of all transactional business and financial systems. The team also continues to address other conversion issues such as legal and tax implications of the euro, impacts on payroll systems, and potential risks from third parties.

         The company anticipates that its transactional business and accounting systems will be ready for the introduction of the euro on January 1, 1999. Further, the company does not expect the euro conversion to have a material adverse impact on its financial condition or results of operations.

     New Director
     ------------
         Sanford I. Weill, chairman and CEO of Travelers Group, was elected a member of DuPont's board of directors effective August 1, 1998.
Concurrent with Mr. Weill's election, the number of DuPont directors increased from 13 to 14. Mr. Weill, 65, assumed his present post in 1986, with the public offering of Commercial Credit Company, a predecessor company to Travelers. Following several major acquisitions, the company adopted the name Primerica Corporation in 1988 and Travelers in 1993. Prior to that, from 1983 to 1985, Weill was president of American Express Company, which in 1981 acquired the firm he co-founded in 1960, Carter, Berlind & Weill, which became Shearson Lehman Brothers. He was chairman and CEO of Shearson until 1984. Weill is active on the boards of numerous educational, community and other philanthropic organizations, serving as chairman of the board of trustees of Carnegie Hall and chairman of the board of overseers of the Joan and Sanford I. Weill Medical College and Graduate School of Medical Sciences of Cornell University. He is a member of the board of directors of AT&T and a member of The Business Council and The Business Roundtable.

                                                                  Form 10-Q



     Acquisition
     -----------
         In October 1998, DuPont agreed to acquire Herberts, the coatings company of Hoechst AG, for DM 3.13 billion ($1.9 billion, at current exchange rates). The acquisition, pending government approvals, would create the world's third largest coatings company and the leading automotive coatings supplier with combined sales of $3.7 billion. DuPont Automotive has nine manufacturing facilities, six of which are in North America, three in Europe, and joint ventures in South America and the Asia/Pacific region. Herberts operates 37 manufacturing facilities, 30 of which are located in Europe, three in North America, one in South America and three in Asia with a number of minority interest joint ventures in the Asia/Pacific region. Combined, DuPont Automotive and Herberts would employ 14,000 people based on current information.

                                                                  Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 700 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 65 crop lawsuits are still pending against the company, as are approximately 70 additional "Benlate" 50 DF cases based on alleged personal injury, alleged securities violations, alleged discovery abuse and fraud, and alleged damage to shrimp farming operations. The approximately twenty-eight shrimp cases, filed in Florida, allege that "Benlate" 50 DF runoff from Ecuadoran banana plantations hurt production at commercial shrimp farms. Plaintiffs have separately sued DuPont and other chemical manufacturers. Among the remaining personal injury cases is the pending appeal of a June 1996 verdict of $3,980,000 against DuPont. Also pending are four personal injury cases in West Virginia. Three similar cases brought in Delaware have been dismissed but may be refiled in West Virginia or elsewhere. The same plaintiff's attorney who filed the Delaware and West Virginia cases has indicated that he intends to file additional personal injury cases. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. All three were removed to federal court, and all have now been remanded to state court. The Alabama case has received conditional class certification by the state court. In another crop damage case, Kawamata/Tomono, the Hawaii Supreme Court in December 1997 affirmed the judgment and all trial court orders in an action in which a jury had returned a verdict for the plaintiffs in excess of $23 million. DuPont recently settled this lawsuit; terms are confidential. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during the first "Benlate" 50 DF crop case to go to trial. On November 4, 1998, a different district court judge, presiding on remand, referred the matter to the United States Attorney's Office for investigation and prosecution in a possible criminal contempt proceeding.
A shareholder derivative action pending in the same Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in its role in the "Benlate" 50 DF litigation, remains stayed. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges

                                                                  Form 10-Q



that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 9, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settle-ment of "Benlate" 50 DF claims. One such lawsuit was filed in federal district court in Georgia by five growers alleging fraud (including civil racketeering claims) based generally on the assertion that, at the time of their settlements with DuPont, these plaintiffs were unaware of alleged discovery abuse by DuPont. The Georgia district court has granted DuPont's motion to dismiss, holding that the releases plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. The court also granted a similar DuPont motion with respect to another case that had been transferred from Hawaii federal court. Plain-tiffs have appealed the granting of DuPont's motions in both of these cases. Five cases based on similar allegations were filed in Hawaii; the state court class action case mentioned above, two individual state court actions and two actions in Hawaii federal court. In both Hawaii federal cases, the court granted DuPont's motions to enforce prior settlement releases. One of the Hawaii state court cases has been voluntarily dismissed by the plain-tiff. Seven additional such cases, filed in Florida, have been dismissed on the grounds that prelitigation settlements barred their claims. Plaintiffs have appealed the dismissals. DuPont continues to believe that "Benlate"
50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

         On April 3, 1998, the Environmental Protection Agency Region III
(EPA) filed an Administrative Complaint against the DuPont Belle plant, located in West Virginia, in which it alleges violations of the Resource Conservation Recovery Act (RCRA) Boiler and Industrial Furnace (BIF) regulations. The allegations are that DuPont failed to record feed rates while burning hazardous waste, inspect the boiler, and operate the boiler within established feed rate limits. EPA has proposed a civil penalty of $263,800. DuPont denies the allegations, believes the penalty is excessive, and is involved in discussions to settle the matter via alternative dispute resolution with an EPA Administrative Law Judge.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 28.

                                                                  Form 10-Q



         (b) Reports on Form 8-K

               1. On July 9, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No.33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release announcing a second quarter earnings shortfall.

               2. On July 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated July 22, 1998, was filed.

               3. On August 13, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a press release: "DuPont CEO Affirms Strategy for Investment Audience, Cites Challenging Third Quarter."

               4. On September 28, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a press release: "DuPont to Fully Divest Conoco in 1999; IPO Planned by End of 1998."

               5. On October 19, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on From S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a press release announcing an amendment to the registration statement covering the planned initial public offering of Conoco Inc. stock.

               6. On October 21, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,

                                                                  Form 10-Q



                   No. 33-61339 and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release dated October 21, 1998, was filed.

               7. On October 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a press release: "Conoco IPO Priced at $23 Per Share."

               8. On November 13, 1998, a Current Report on Form 8-K was filed Under Item 5 "Other Events." The company filed its Cautionary Statements.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:         November 13, 1998
                              -----------------------------------------




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

                                           G. M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q





                               EXHIBIT INDEX



Exhibit
Number                            Description
-------                           -----------


   12          Computation of Ratio of Earnings to Fixed Charges.


 12-1          Computation of Ratio of Earnings to Fixed Charges -
               Pro Forma.


   27*         Financial Data Schedule - quarter ended September 30, 1998.


 27.1*         Restated Financial Data Schedule - year ended December 31,
               1997.


 27.2*         Restated Financial Data Schedule - quarter ended
               September 30, 1997.








--------------
*Filed electronically only.

                                                                                                                Form 10-Q

                                                                                                               Exhibit 12

                                           E. I. DU PONT DE NEMOURS AND COMPANY

                                     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                   (Dollars in millions)


                                                                                        Years Ended December 31
                                                     Nine Months Ended     -------------------------------------------------
                                                     September 30, 1998      1997       1996      1995     1994      1993
                                                     ------------------    ---------  ---------  -------  -------  ---------
Income from Continuing Operations Before
  Extraordinary Item ............................        $  867            $1,432     $2,931     $2,858   $2,205   $  (84)
Provision for Income Taxes ......................           543             1,354      1,416      1,432    1,164        1
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................            19                43         40         29       15        6
Adjustment for Companies Accounted for
  by the Equity Method ..........................            24               970<Fa>     81         45       21       48
Capitalized Interest ............................           (91)              (80)       (70)       (76)     (83)    (145)
Amortization of Capitalized Interest ............            53<Fb>            82<Fb>    127<Fb>     81       77       83
                                                         ------            ------     ------     ------   ------   ------
                                                          1,415             3,801      4,525      4,369    3,399      (91)
                                                         ------            ------     ------     ------   ------   ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ..................................           416               389        409        449      343      327
  Interest and Debt Expense - Discontinued
    Operations ..................................           211               252        304        308      216      266
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ...            36                39         38         46       41       37
  Capitalized Interest - Continuing Operations ..            91                80         70         76       83      145
  Capitalized interest - Discontinued
    Operations ..................................            75                90         73         95       59       49
  Rental Expense Representative of Interest
    Factor ......................................            62                83         80         80       83       97
                                                         ------            ------     ------     ------   ------   ------
                                                            891               933        974      1,054      825      921
                                                         ------            ------     ------     ------   ------   ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................        $2,306            $4,734     $5,499     $5,423   $4,224   $  830
                                                         ======            ======     ======     ======   ======   ======
Number of Times Fixed Charges are Earned ........           2.6               5.1        5.6        5.2      5.1      -  <Fc>
                                                         ======            ======     ======     ======   ======   ======

<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Because of a pretax loss for the year 1993, profit was not sufficient to cover fixed charges.  The coverage deficiency was $91 million.


                                                                                                                Form 10-Q

                                                                                                             Exhibit 12-1
                                           E. I. DU PONT DE NEMOURS AND COMPANY

                                                         PRO FORMA

                                     COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                   (Dollars in millions)

                                    Ratio of earnings to fixed charges on a continuing
                                    operations basis reflecting interest allocations to
                                Conoco Inc., which is reported as discontinued operations.

                                                                                       Years Ended December 31
                                                     Nine Months Ended     ------------------------------------------------
                                                     September 30, 1998      1997       1996      1995     1994      1993
                                                     ------------------    ---------  ---------  -------  -------  --------
Income from Continuing Operations Before
  Extraordinary Item ............................        $  867            $1,432     $2,931     $2,858   $2,205   $ (84)
Provision for Income Taxes ......................           543             1,354      1,416      1,432    1,164       1
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................            19                43         40         29       15       6
Adjustment for Companies Accounted for
  by the Equity Method ..........................            24               970<Fa>     81         45       21      48
Capitalized Interest ............................           (91)              (80)       (70)       (76)     (83)   (145)
Amortization of Capitalized Interest ............            53<Fb>            82<Fb>    127<Fb>     81       77      83
                                                         ------            ------     ------     ------   ------   -----
                                                          1,415             3,801      4,525      4,369    3,399     (91)
                                                         ------            ------     ------     ------   ------   -----
Fixed Charges:
  Interest and Debt Expense<Fc> .................           416               389        409        449      343     327
  Adjustment for Companies Accounted for by the
    Equity Method - Interest and Debt Expense ...            36                39         38         46       41      37
  Capitalized Interest ..........................            91                80         70         76       83     145
  Rental Expense Representative of Interest
    Factor ......................................            62                83         80         80       83      97
                                                         ------            ------     ------     ------   ------   -----
                                                            605               591        597        651      550     606
                                                         ------            ------     ------     ------   ------   -----
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................        $2,020            $4,392     $5,122     $5,020   $3,949   $ 515
                                                         ======            ======     ======     ======   ======   =====
Number of Times Fixed Charges are Earned<Fc> ....           3.3               7.4        8.6        7.7      7.2      - <Fd>
                                                         ======            ======     ======     ======   ======   =====
-----------------------------

<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Excludes interest and debt expense which has been allocated to discontinued operations.
<Fd> Because of a pretax loss for the year 1993, profit was not sufficient to cover fixed charges.  The coverage deficiency was $91 million.
