Form 10-Q/A
period 1998-12-04
DUPONT E I DE NEMOURS & CO
filed 1998-12-04
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                 FORM 10-Q/A

                               AMENDMENT NO. 1

THE PURPOSE OF THIS AMENDMENT IS TO CORRECT ON PAGE 18 THE PERCENTAGE "CASH FLOW TO TOTAL DEBT (PREVIOUS 12 MONTHS CASH PROVIDED BY OPERATIONS TO TOTAL
DEBT) AT 12/31/97" TO READ 33.4% IN THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998, WHICH WAS FILED ORIGINALLY ON NOVEMBER 13, 1998, IN THE SECURITIES AND EXCHANGE COMMISSION'S ELECTRONIC DATA GATHERING, ANALYSIS AND RETRIEVAL (EDGAR) SYSTEM. NO OTHER CHANGES HAVE BEEN MADE TO THE NOVEMBER 13, 1998, FILING.


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

                                                                 Form 10-Q/A


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

     Certain Statistics - Continuing Operations
     ------------------------------------------
                                           At 9/30/98      At 12/31/97
                                           ----------      -----------
     Cash Flow to Total Debt
       (previous 12 months cash
       provided by operations to
       total debt) ..................         26.9%           33.4%

     Current Ratio (current assets
       to current liabilities) ......        0.6:1           0.8:1

     Earnings to Fixed Charges ......          2.6             5.1

     Earnings to Fixed Charges -
       Pro Forma*....................          3.3             7.4

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

                                                                Form 10-Q/A






                                  SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:         December 4, 1998
                              -----------------------------------------




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