Form 10-K405
period 1998-12-31
DUPONT E I DE NEMOURS & CO
filed 1999-03-19
CIK 30554

                                     1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the year ended December 31, 1998               Commission file number 1-815

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers; and shares held by DuPont's Flexitrust) as of March 8, 1999, was approximately $60.3 billion. As of such date, 1,126,944,121 shares (excludes 12,570,033 shares held by DuPont's Flexitrust) of the company's common stock, $.30 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                              Incorporated By
                                                           Reference In Part No.
                                                           ---------------------
   The company's 1998 Annual Report to Stockholders......      I, II, and IV
   The company's Proxy Statement, dated March 19, 1999,
    in connection with the Annual Meeting of Stockholders
    to be held on April 28, 1999.........................           III

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

                               ----------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 Part I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     8
    Item 3.  Legal Proceedings..........................................     9
    Item 4.  Submission of Matters to a Vote of Security Holders........    11
             Executive Officers of the Registrant.......................    11
 Part II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters........................................    12
    Item 6.  Selected Financial Data....................................    12
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    12
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.......................................................    13
    Item 8.  Financial Statements and Supplementary Data................    13
    Item 9.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure...................................    13
 Part III
    Item 10. Directors and Executive Officers of the Registrant.........    13
    Item 11. Executive Compensation.....................................    14
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management.................................................    14
    Item 13. Certain Relationships and Related Transactions.............    14
 Part IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...................................................    14
    Signatures...........................................................   18

                      Note on Incorporation by Reference

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1998 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

Item 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a global science company focused on chemical and materials sciences and biological sciences. In addition, the company owns 69.5% of Conoco Inc., a public company which conducts fully integrated petroleum operations. As a result of the company's plan to divest its petroleum operations, Conoco Inc. is presented as discontinued operations in the financial statements and notes and further discussed in the Discontinued Operations section below and in
Exhibit 13. Consistent with this presentation, essentially all such information is provided on a continuing operations basis unless otherwise noted.

  The company operates globally through some 20 strategic business units. Within the strategic business units, approximately 70 businesses manufacture and sell a wide range of products to many different markets, including the transportation, textile, construction, automotive, agricultural, nutrition and health, pharmaceuticals, packaging and electronics markets.

  The company's strategic business units have been aggregated into eight reportable segments--Agriculture & Nutrition, Nylon Enterprise, Performance Coatings & Polymers, Pharmaceuticals, Pigments & Chemicals, Polyester Enterprise, Specialty Fibers, and Specialty Polymers. The following pages and
Exhibit 13 provide perspective on these eight segments. Excluded is a ninth segment, "Other." This segment represents less than 2% of total 1998 segment sales and consists of the company's photomasks, safety resources, and global services businesses, and certain divested businesses of printing and publishing, medical products and coal. Financial data for the "Other" segment is provided in Note 28, "Industry Segment Information," in Exhibit 13.

  The company and its subsidiaries have operations in about 65 nations worldwide and, as a result, about 47% of consolidated sales are derived from sales outside the United States, based on the location of the customer. Subsidiaries and affiliates of DuPont conduct manufacturing or selling activities, and some are distributors of products manufactured by the company. Total worldwide employment at year-end 1998 was about 101,000 people. Of these people, about 17,000 were in the petroleum operations.

Discontinued Operations

  On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100%-owned petroleum business, Conoco Inc. On October 21, 1998, Conoco sold, in an initial public offering (IPO), 191,456,427 shares of Conoco Class A common stock at $23 per share, leaving DuPont a 69.5% interest in Conoco. The company expects to receive a favorable ruling from the Internal Revenue Service and complete the divestiture by offering to exchange its remaining Conoco shares for DuPont shares in a tax-free split off no later than third quarter 1999. This business is presented as discontinued operations in the financial statements and notes. Results reported by Conoco to its shareholders are on a stand-alone basis and differ from the results based on discontinued operations reporting discussed in
Exhibit 13 at page 14, "Discontinued Operations," and at pages 46-48, Note 2, "Discontinued Operations."

  The following information describing the businesses of the company can be found on the indicated pages of Exhibit 13:

                                Item                                  Page(s)
                                ----                                  -------
Discussion of Business Developments in 1998:
  Chairman's Letter..................................................    1-3*
  1998 Highlights....................................................     10**
Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Agriculture & Nutrition..........................................  16-17***
    Nylon Enterprise.................................................     17***
    Performance Coatings & Polymers..................................     18***
    Pharmaceuticals..................................................     19***
    Pigments & Chemicals.............................................  19-20***
    Polyester Enterprise.............................................  20-21***
    Specialty Fibers.................................................  21-22***
    Specialty Polymers...............................................  22-23***
  Total Segment Sales, Intersegment Transfers, After-Tax Operating
   Income, and Segment Net Assets for 1998, 1997, and 1996...........  64-67
Geographic Information:
  Net Sales and Net Property 1998, 1997, and 1996....................     64

--------
*  Excludes graph on page 1 and photograph and caption page 2.
** Excludes photograph on page 10.
*** Excludes photograph for each segment.

Sources of Supply

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for most raw materials, including hydrocarbon feedstocks, and for fuels. Large volume purchases are generally procured under competitively priced supply contracts.

  With the exception of the Agriculture & Nutrition and the Pharmaceuticals segments, a majority of sales in the segments' businesses is dependent on hydrocarbon feedstocks derived from crude oil and natural gas. Current hydrocarbon feedstock requirements are met by purchases from major petroleum companies. A joint venture with Equistar Chemicals, LP manufactures and supplies a significant portion of the company's requirements for ethylene glycol. RWE AG supplies a majority of the company's requirements for coal.

  The major purchased commodities, raw materials, and supplies for the eight reportable segments in 1998 are listed below:

                      Performance
 Agriculture &         Coatings &          Pigments &          Specialty
   Nutrition            Polymers           Chemicals             Fibers
----------------    ----------------    ----------------    ----------------
acetaldoxime        adipic acid         ammonia             acetylene
cyanamide           butadiene           chlorine            isophthaloyl
dichlorophenol      chlorine            chloroform           chloride
 isocyanate         cyclohexane         coke                metaphenylenediamine
methyl mercaptan    ethylene            fluorspar           MDI
packaging materials fiberglass          hydrofluoric acid   paraphenylenediamine
soybean flake       hydrocarbon         isophthalic acid    polyethylene
                     solvents           methanol            terephthaloyl
                    isocyanate resins   perchloroethylene    chloride
                    melamine resins     sodium hydroxide
                    methanol            sulfur                Special Polymers
Nylon Enterprise    packaging materials titanium ore        -------------------
----------------    pigments                                acetic acid
adipic acid         polyethylene       Polyester Enterprise alumina trihyclrate
ammonia             ultra violet       -------------------- ethane
butadiene            light stabilizer   acetic acid         methacrylic acid
cyclohexane                             dimethyl            polyethylene
natural gas         Pharmaceuticals      terephthalate
                    ----------------    ethylene glycol
                    efavirenz           packaging materials
                    losartan potassium  paraxylene
                    molybdenum-99       purified
                    naltrexone           terephthalic acid
                     hydrochloride
                    warfarin sodium
                    copper-midi


  In addition, during 1998, the company consumed substantial amounts of electricity and natural gas for energy.

  In June 1997, DuPont formed ten-year alliances with Computer Sciences Corporation (CSC) and Andersen Consulting. CSC operates a majority of the company's global information systems and technology infrastructures and provides selected applications and software services. Andersen Consulting provides information systems solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service.

Patents and Trademarks

  The company believes that its patent and trademark estate provides it with a significant competitive advantage and has established an international network of attorneys and agents to procure and protect its patents and trademarks.

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns more than 17,000 patents which are filed worldwide and has over 14,000 applications for patents pending. In 1998, the company was granted almost 400 U.S. patents and over 1,500 international patents. No individual patent is of material importance to any of the company's segments. However, the company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each segment.

  Patent protection is important to the ability of the DuPont Pharmaceuticals Company ("DuPont Pharmaceuticals") to successfully commercialize its products. DuPont Pharmaceuticals owns or is licensed under a number of patents and pending patent applications in the United States and other countries, relating to its marketed products and its development pipeline. The patent protection for "Coumadin" (warfarin sodium) has expired. DuPont Pharmaceuticals is exclusively licensed in the United States, Canada and certain European countries under Merck & Co.'s patents covering Sustiva(TM) (efavirenz). The U.S. patents covering the Sustiva(TM) compound and use of Sustiva(TM) for the treatment of HIV infection expire in 2013 and 2014, respectively. DuPont has exclusively licensed marketing rights for "Cozaar" (losartan potassium) and "Hyzaar" (losartan potassium, hydrochlorothiazide) to Merck & Co. under the patents covering these products. The U.S. patents covering the "Cozaar" and "Hyzaar" compound, pharmaceutical formulation and use for treatment for hypertension expire in 2009.

  The company has approximately 2,000 individual trademarks and brands for its products and services which are registered in various countries throughout the world. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has a number of trademarks which have significant recognition at the consumer level, including the DuPont Oval, "Lycra" elastane fiber, "Corian" surfaces, "Stainmaster" carpets, and "Teflon" fluoropolymers. The company's rights under its trademarks are important to the company as a whole and, to varying degrees, important to each industry segment. All of DuPont Pharmaceuticals' significant products are sold under trademarks which are protected by registration in the United States and other countries in which its products are marketed. DuPont Pharmaceuticals considers these trademarks in the aggregate to be of material importance to the operation of its business.

Seasonality

  In general, sales of the company's products are not substantially affected by seasonality. However, the Agriculture & Nutrition (A&N) segment is impacted by seasonality of sales of agricultural products with highest sales in the first half of the year, particularly the second quarter. The Pioneer Hi-Bred International (Pioneer) alliance also makes a significant contribution to A&N segment's earnings in the second quarter due to the seasonal nature of the seed business.

Major Customers

  The company's sales are not materially dependent on a single customer or small group of customers. The Nylon Enterprise and the Performance Coatings & Polymers segments, however, have several large customers in their respective industries that are important to these segments' operating results.

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

  The Pharmaceuticals segment faces competition from both ethical pharmaceutical companies, which produce drugs that treat indications treated by the company's products, and from generic companies, which produce drugs that are the generic equivalents of the company's products.

  Businesses in DuPont's eight reportable business segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved.

Research and Development

  The company performs research and development at more than 75 sites worldwide. In the United States, research is conducted at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants.

The highest concentration of research is carried out at several large research centers in and around Wilmington, Delaware, which supports strategic business units in all eight reportable segments. Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. The company is placing increasing emphasis on life sciences related research and development through the Agriculture & Nutrition and the Pharmaceuticals segments. DuPont also operates an increasing number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company's growing global interests.

  The objectives of the company's research and development programs are to discover new products, processes and business opportunities in relevant fields, and to improve existing products and processes. Each strategic business unit of the company funds research and development activities to support its business mission. The corporate laboratories are responsible for assuring that leading-edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All research and development activities are coordinated by senior research and development management through a corporate technology council to ensure that technical activities are consistent with business and corporate plans, and that the core technical competencies underlying DuPont's current and future businesses remain healthy and continue to provide competitive advantages.

  Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1994 through 1998 are included under the heading "General" of the Five-Year Financial Review on page 69 of Exhibit 13.

Environmental Matters

  Information relating to environmental matters is included in two areas of
Exhibit 13: (1) "Management's Discussion and Analysis" on pages 37-39, and (2) Notes 1 and 26 to the Financial Statements on page 45 and 62-63, respectively.

Cautionary Statements Under The Private Securities Litigation Reform Act of
1995

 Forward-Looking Statements

  This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, financial results and the company's efforts to remediate Year 2000 issues, are forward-looking statements.

  Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

  . The company operates in approximately 65 countries worldwide and derives about half of its revenues from sales outside the United States. Changes in the laws or policies of other governmental and quasi-governmental activities in the countries in which the company operates could affect its business in the country and the company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates, foreign currency exchange rates) and competitive factors (such as greater price competition or a decline in U.S. or European industry sales from slowing economic growth) in those countries could affect the company's revenues, expenses and results.

  . The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development including, but not limited to, the inability to identify viable new products; successfully complete clinical trials of new pharmaceuticals; obtain relevant regulatory approvals, which may include approval from the U.S. Food and Drug Administration; the ability to obtain adequate intellectual property protection; or gain market acceptance of the new products.

  . As part of its strategy for growth, the company has made and may continue to make acquisitions, divestitures and alliances. There can be no assurance that these will be completed or beneficial to the company.

  . The company has articulated and updated in its periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 10-K its timetable and assessment of costs to become Year 2000-capable. The failure of the company or third parties with which it conducts business to become Year 2000-capable could have a material adverse affect on the company's financial condition, results of operation and liquidity.

  . The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.

  . The company's results of operations could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

  . The profitability of the company's petroleum business (Conoco Inc.), currently reported as discontinued operations, will be affected by the prices for crude oil, natural gas and refined products. These prices are subject to wide fluctuations in response to changes in global and regional supply over which the company has no control, including political developments and the ability of the Organization of Petroleum Exporting Countries and other producing nations to set and maintain production levels and prices. The company has announced its intention to completely divest itself of Conoco no later than the third quarter of 1999.

  The foregoing list of important factors is not inclusive, or necessarily in order of importance.

Item 2. PROPERTIES

  The company owns and operates manufacturing, processing, production, marketing, and research and development facilities worldwide.

  DuPont's corporate headquarters is located in Wilmington, Delaware. In addition, the company operates sales offices, regional purchasing offices, distribution centers, and various other specialized service locations.

  Further information regarding properties is included in Exhibit 13 in the Segment Reviews on pages 16-23. Information regarding research and development facilities is incorporated by reference to Item 1, Business--Research and Development on pages 6-7 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 13 and 26 to the company's consolidated financial statements on pages 51 and 62-63, respectively, of Exhibit 13.

  Approximately 73% of the property, plant and equipment related to operations in the company's eight reportable segments is located in the United States and Puerto Rico. This investment is located at some 70 sites, principally in Texas, Delaware, Virginia, North Carolina, West Virginia, Tennessee, South Carolina, and New Jersey. The principal locations within these states are as follows:

     Texas               Delaware                 Virginia               North Carolina
----------------        -----------             ------------             --------------
Beaumont                Edge Moor               Front Royal               Fayetteville
Corpus Christi          Newark                  Hopewell                  Kinston
LaPorte                 Seaford                 James River               Raleigh
Orange                                          Martinsville              Wilmington
Victoria                                        Richmond
                                                Waynesboro
                           West                    South
   Tennessee             Virginia                 Carolina                 New Jersey
----------------        -----------             ------------             --------------
Chattanooga             Belle                   Camden                    Deepwater
Memphis                 Martinsburg             Charleston                Parlin
New Johnsonville        Parkersburg             Florence
Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in the United Kingdom, Canada, The Netherlands, Germany, Singapore, China, Luxembourg, Spain, Taiwan, Mexico, France, Japan, Brazil, Belgium, Argentina and Republic of Korea. Typically, products from more than one business are produced at the same location.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 82% in 1998, 88% in 1997, and 88% in 1996. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

Item 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 750 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 65 crop lawsuits are still pending against the company, as are approximately 75 additional "Benlate" 50 DF cases based on alleged personal injury, alleged securities violations, alleged discovery abuse and fraud, and alleged damage to shrimp farming operations. On February 17, 1999, the Florida Third Circuit Court of Appeal reversed a June 1996 personal injury verdict of $3,980,000 against DuPont. The Court of Appeal directed that judgment be entered in DuPont's favor on multiple legal grounds. This case is the only "Benlate" 50 DF personal injury case to have gone to trial. Four other personal injury cases remain pending in West Virginia. Three similar cases brought in Delaware were dismissed, but their dismissal has been appealed. The same plaintiffs' attorney who filed the Delaware and West Virginia cases has indicated that he intends to file additional personal injury cases. In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. The class allegations in Florida have been dropped. The Alabama case received conditional class certification by the state court, but that certification has since been vacated. The United States Court of Appeals for the Eleventh Circuit reversed and remanded a sanctions order by a federal district court in Georgia which had found that DuPont had engaged in discovery abuse during a 1993 "Benlate" 50 DF crop case. In November 1998, the federal district court on remand requested the local U.S. Attorney to investigate and prosecute a possible criminal contempt proceeding against DuPont. That matter has recently been ended by consent order. The consent order approved by the Court resolves the matter civilly, and there will be no criminal prosecution. Neither the company nor any employee nor anyone else was or will be charged criminally. Under the consent order, DuPont will supply $11 million to fund academic chairs at four Georgia law schools and an annual symposium on professionalism in the practice of law in Georgia. In addition, the settlement provides for the payment of plaintiffs' attorneys fees. A securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. A shareholder derivative action filed in Georgia federal district court alleging that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation, remains pending. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. The Eleventh Circuit Court of Appeals recently affirmed the dismissal of a number of such claims, holding that the releases plaintiffs executed when they originally settled barred their attempt to seek additional amounts from DuPont. Seven similar Florida cases were recently dismissed, also on grounds that prelitigation settlements barred their claims. Plaintiffs have appealed the dismissals. Five additional such cases were filed in Hawaii. A Hawaii federal court has dismissed two of the cases and a third has been voluntarily dismissed by the plaintiff. In February 1999, the Ninth Circuit Court of Appeals overturned the dismissal of one of the Hawaii cases, remanding the case to federal district court. The Ninth Circuit held that certain of the plaintiffs' fraud allegations could permit plaintiffs to bring a separate fraud complaint not barred by the release. Another of the Hawaii cases is on appeal. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

  The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

  On June 30, 1994, the California Department of Toxic Substances Control issued to DuPont's Antioch Works in Antioch, California, an Enforcement Order alleging violations of state hazardous waste regulations. The alleged violations center principally on the status of several tanks at the site. The Order would require DuPont to undertake certain remedial activities around the tanks and pay a fine of $200,000. DuPont has filed a Notice of Defense in the matter for a hearing before the Office of Administrative Hearings of the California Department of General Services. DuPont is corresponding with the California Department of Justice to have the order dismissed without penalty.

  On October 7, 1994, the Environmental Protection Agency (EPA) filed an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels that the EPA alleges were not in compliance with its Worker Protection Standards. The labels were submitted to the EPA for approval in July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels. DuPont has cooperated with the EPA in making label changes and has issued supplemental labeling for all products that had been distributed. An administrative law judge has issued an initial determination affirming the penalties. DuPont believes the proposed penalties are unwarranted and is contesting the complaint and proposed civil penalty in an EPA administrative proceeding.

  On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under Section 112(r) of the Clean Air Act, Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act and Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2.7 million. DuPont denies these alleged violations, believes that DOJ's settlement offer is inappropriate and excessive and plans to contest this action by DOJ.

  On April 3, 1998, EPA Region III filed an Administrative Complaint against the DuPont Belle plant, located in West Virginia, in which it alleges violations of the Resource Conservation Recovery Act Boiler and Industrial Furnace Regulations. The allegations are that DuPont failed to record feed rates while burning hazardous waste, failed to inspect the boiler and failed to operate the boiler within established feed limits. EPA has proposed a civil penalty of $263,800. DuPont denies the allegations, believes that the penalty is excessive, and is involved in discussions to settle the matter via alternative dispute resolution with an EPA Administrative Law Judge.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 8, 1999, of the company's executive officers.

                                                                      Executive
                                                                       Officer
                                                                  Age   Since
                                                                  --- ---------
Chairman of the Board of Directors and Chief Executive Officer
   Charles O. Holliday, Jr.(1)...................................  50   1992
Other Executive Officers:
  Kurt M. Landgraf, Executive Vice President.....................  52   1996
  Joseph A. Miller, Jr., Senior Vice President and Chief
   Technology Officer............................................  57   1994
  Stacey J. Mobley, Senior Vice President........................  53   1992
  Gary M. Pfeiffer, Senior Vice President and Chief Financial
   Officer.......................................................  49   1997
  Dennis H. Reilley, Senior Vice President.......................  46   1998
  Howard J. Rudge, Senior Vice President and General Counsel.....  63   1994
  Eduard J. Van Wely, Senior Vice President......................  56   1998

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

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 145,262 at December 31, 1998 and 144,257 at March 8, 1999.

                                                                       Page(s)
                                                                       -------
Quarterly Financial Data:
  Dividends Per Share of Common Stock.................................     68
  Market Price of Common Stock (High/Low).............................     68

Item 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations...............................................     69
  Financial Position at Year End......................................     69
  General.............................................................     69

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Chairman's Letter.....................................................    1-3*
1998 Highlights.......................................................     10**
Management's Discussion and Analysis:
  Discontinued Operations.............................................     14
  Analysis of Continuing Operations...................................  14-15
  Segment Reviews.....................................................  16-23***
  Financial Condition.................................................  23-25
  Purchased In-Process Research and Development.......................  26-32
  Financial Instruments...............................................  33-34
  Year 2000 Readiness Disclosure......................................  34-36
  European Monetary Union.............................................  36-37
  Environmental Matters...............................................  37-39
  Forward-Looking Statements..........................................     39

--------
*  Excludes graph on page 1 and photograph and caption on page 2.
** Excludes photograph on page 10.
*** Excludes photograph for each segment.

SUBSEQUENT EVENTS

  The company recently announced several steps to execute its life sciences strategy. On March 14, DuPont and Pioneer Hi-Bred International, Inc. executed a definitive agreement for a stock and cash merger that will result in the company's complete ownership of Pioneer. The company currently has a 20 percent equity interest in Pioneer. Under the terms of the agreement, Pioneer shareholders will receive $40.00 per share, with 45 percent of the shares receiving cash and 55 percent of the shares receiving DuPont common stock. The total equity value of the transaction is estimated to be approximately $7.7 billion for the 80 percent of Pioneer not currently owned by DuPont. Pioneer shareholders will have certain rights to elect which form of consideration they will receive. The merger is expected to close during the summer of 1999 subject to approval of relevant regulatory agencies and Pioneer's shareholders.

  On March 10, the company announced that it is actively seeking alliances with other strong partners in the pharmaceuticals industry. The company expects to conclude one or more of these alliances by the end of 1999. In addition, the company announced that its board of directors authorized actions toward the creation and issuance of a "tracking" stock for its life sciences businesses, i.e., the Agriculture & Nutrition and Pharmaceuticals segments. The "tracking" stock would give DuPont the financial flexibility to more advantageously participate in industry consolidation trends to expand its portfolio. The creation and issuance of "tracking" stock require the company to file a registration statement with the Securities and Exchange Commission and obtain DuPont shareholder approval. It is anticipated that shareholder approval will be sought in the first quarter of 2000.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's Discussion and Analysis:
  Financial Instruments
    Derivatives and Other Hedging Instruments.............................    33
    Foreign Currency Risk................................................. 33-34
    Interest Rate Risk....................................................    34
    Commodity Price Risk and Trading......................................    34

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page(s)
                                                                        -------
Financial Statements:
  Report of Independent Accountants...................................      40
  Consolidated Income Statement for 1998, 1997 and 1996...............      41
  Consolidated Balance Sheet as of December 31, 1998 and December 31,
   1997...............................................................      42
  Consolidated Statement of Stockholders' Equity for 1998, 1997 and
   1996...............................................................      43
  Consolidated Statement of Cash Flows for 1998, 1997 and 1996........      44
  Notes to Financial Statements.......................................   45-67
Quarterly Financial Data and related notes for the following items for the two years 1998 and 1997:
  Sales...............................................................      68
  Cost of Goods Sold and Other Expenses...............................      68
  Income (Loss) from Continuing Operations............................      68
  Income from Discontinued Operations.................................      68
  Net Income..........................................................      68
  Basic Earnings Per Share of Common Stock............................      68
  Diluted Earnings Per Share of Common Stock..........................      68
  Dividends Per Share of Common Stock.................................      68
  Market Price of Common Stock........................................      68

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1998 Annual Meeting Proxy Statement dated March 19, 1999, filed in connection with the Annual Meeting of Stockholders to be held April 28, 1999. However, information regarding executive officers is contained in Part I of this report (page 11) pursuant to General Instruction G of this form.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         Page(s)
                                                                         -------
Election of Directors...................................................   4-7
Compliance With the Securities Exchange Act.............................     9

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors.................................................   2-3
Compensation and Stock Option Information................................. 13-16
Retirement Benefits.......................................................    17

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

Beneficial Ownership of Securities........................................   8-9

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors.....................................................   4-7

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    1. Financial Statements (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to
  Exhibit 13.)

    2. Financial Statement Schedules.

      Report of Independent Accountants on Financial Statement Schedule
      Schedule II--Valuation and Qualifying Accounts and Reserves.

  The following should be read in conjunction with the previously referenced Financial Statements:

    Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto incorporated by reference.

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1998.

    Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20% significant subsidiary.

    3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 Exhibit
 Number                                Description
 -------                               -----------
 3.1     Company's Restated Certificate of Incorporation, filed May 29, 1997
         (incorporated by reference to the company's filing on Form 8-K on June
         13, 1997.)
 3.2     Company's Bylaws, as last revised January 1, 1999.
 3.3     Company's Bylaws, as last revised March 4, 1998 (incorporated by reference to Exhibit 3.2 of the company's Quarterly Report on Form 10-
         Q for the period ended March 31, 1998).

 Exhibit
 Number                                Description
 -------                               -----------
  3.4    Company's Bylaws, as last revised February 1, 1998 (incorporated by reference to Exhibit 3.5 of the company's Annual Report on Form 10-K for the year ended December 31, 1997).
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1996).
 10.2*   The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March
         31, 1998).
 10.3*   The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended March 1, 1998 (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the period ended March
         31, 1998).
 10.4*   Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December
         31, 1996).
 10.5*   Company's Pension Restoration Plan, as last amended effective June 4,
         1996 (incorporated by reference to Exhibit 10.4 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1996).
 10.6*   Company's Stock Performance Plan, as last amended effective January
         28, 1998 (incorporated by reference to Exhibit 10.1 of the company's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998).
 10.7*   Company's Variable Compensation Plan, as last amended effective April
         30, 1997 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).
 10.8*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994 (incorporated by reference to Exhibit 10.9 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1994).
 10.9*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995 (incorporated by reference to Exhibit
         10.10 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
 10.10*  Company's 1997 Corporate Sharing Plan, adopted by the Board of
         Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1996).
 10.11*  Company's Retirement Income Plan for Directors, as last amended August
         1995 (incorporated by reference to Exhibit 10.12 of the company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.12   Company's principal agreements governing the separation of Conoco Inc.
         from DuPont (incorporated by reference to the company's filing on Form
         8-K on February 1, 1999).
 10.13   Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company.
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 12.1    Statement re computation of the ratio of earnings to fixed charges--
         Pro Forma.
 13      The Letter to Shareholders; 1998 Highlights; Management's Discussion
         and Analysis; and Financial Information Section of the Annual Report
         to Shareholders for the year ended December 31, 1998, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 Exhibit
 Number                              Description
 -------                             -----------
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.
 27*     Financial Data Schedule--year ended December 31, 1998.
 27.1*   Restated Financial Data Schedule--year ended December 31, 1997.
 27.2*   Restated Financial Data Schedule--year ended December 31, 1996.
 27.3*   Restated Financial Data Schedule--quarter ended March 31, 1998.
 27.4*   Restated Financial Data Schedule--quarter ended June 30, 1998.
 27.5*   Restated Financial Data Schedule--quarter ended September 30, 1998.
 27.6*   Restated Financial Data Schedule--quarter ended March 31, 1997.
 27.7*   Restated Financial Data Schedule--quarter ended June 30, 1997.
 27.8*   Restated Financial Data Schedule--quarter ended September 30, 1997.

--------
*  Filed electronically only.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On September 28, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339 and No. 33-60069). Under Item 5. "Other Events," the
  Registrant filed a press release: "DuPont to Fully Divest Conoco in 1999; IPO Planned by End of 1998."

    (2) On October 19, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant's Press Release, dated October 16, 1998, was filed announcing the filing with the SEC of an amendment to the S-1 registration statement covering the planned initial public offering of Conoco Inc. stock.

    (3) On October 21, 1998, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated October 21, 1998, was filed.

    (4) On October 22, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant's Press Release, dated October 21, 1998, was filed announcing "Conoco IPO Priced at $23 Per Share."

    (5) On November 13, 1998, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events," the
  Registrant, in connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, filed cautionary statements which identify important factors that could cause the company's actual results to differ materially from those projected in forward-looking statements made by the company or on its behalf.

    (6) On December 3, 1998, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No.33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other
  Events," the Registrant filed Year 2000 statements designated as "Year 2000 Readiness Disclosures" as defined in section 3 (9) of the Year 2000 Information and Readiness Disclosure Act (Public Law 105-271), enacted on October 19, 1998.

    (7) On December 4, 1998, a current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3
  (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other
  Events," the Registrant filed, in connection with the divestiture of Conoco Inc., the following reflecting the petroleum business as discontinued operations:

      (1) Consolidated Industry Segment Information--Continuing Operations,
      (2) Consolidated Industry Segment Information Excluding Impact of Nonrecurring Items--Continuing Operations, and
      (3) Five-Year Financial Review.

    (8) On January 27, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated January 27, 1999, was filed.

    (9) On February 1, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant filed the principal agreement governing the separation of Conoco from DuPont, plus certain exhibits to that agreement: the $7.5 billion note issued by Conoco and the Registration Rights Agreement.

    (10) On February 4, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant filed a press release entitled, "DuPont and Teijin Announce Plans to Form a Joint Venture for Their Global Polyester Films Businesses."

    (11) On March 1, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant filed a press release entitled, "DuPont Announces The Completion of Its Acquisition of Herberts."

    (12) On March 10, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other Events,"
  the Registrant filed a press release entitled, "DuPont Takes Steps To Execute Life Sciences Strategy."

    (13) On March 12, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other Events,"
  the Registrant filed a press release announcing discussions with Pioneer Hi-Bred International, Inc. regarding a possible business combination.

    (14) On March 15, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other Events,"
  the Registrant filed a press release entitled, "DuPont Outlines Sustainable Growth Strategy For Investors."

    (15) On March 15, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (no. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other Events,"
  the Registrant filed a press release entitled, "DuPont and Pioneer Hi-Bred International, Inc., Sign Merger Agreement."

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 19th day of March 1999.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                      G. M. Pfeiffer
                                          By __________________________________
                                                      G. M. Pfeiffer
                                               Senior Vice President--DuPont
                                                          Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 19th day of March 1999, by the following persons on behalf of the registrant in the capacities indicated:

               Chairman of the Board and Chief Executive Officer
                                 and Director:
                         (Principal Executive Officer):

                              C. O. Holliday, Jr.
                             ---------------------
                              C. O. Holliday, Jr.

Directors:

           C. J. Crawford                           H. R. Sharp, III
-------------------------------------     -------------------------------------
           C. J. Crawford                           H. R. Sharp, III


           L. C. Duemling                              C. M. Vest
-------------------------------------     -------------------------------------
           L. C. Duemling                              C. M. Vest


            A. W. Dunham                               G. Watanabe
-------------------------------------     -------------------------------------
            A. W. Dunham                               G. Watanabe


            E. B. du Pont                              S. I. Weill
-------------------------------------     -------------------------------------
            E. B. du Pont                              S. I. Weill


            L. D. Juliber                          E. S. Woolard, Jr.
-------------------------------------     -------------------------------------
            L. D. Juliber                          E. S. Woolard, Jr.


            W. K. Reilly
-------------------------------------
            W. K. Reilly

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
 E. I. du Pont de Nemours and Company

  Our audits of the consolidated financial statements referred to in our report dated February 19, 1999, appearing on page 40 of the 1998 Annual Report to Stockholders of E. I. du Pont de Nemours and Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 19, 1999

                      E. I. DU PONT DE NEMOURS AND COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        For the Years Ended December 31
                             (Dollars in millions)
--------------------------------------------------------------------------------

Column A                     Column B   Column C     Column D       Column E
--------                    ---------- ----------- ------------- --------------
                            Balance at
                            Beginning   Additions   Deductions   Balance at End
Description                  of Year   to Reserves from Reserves    of Year
-----------                 ---------- ----------- ------------- --------------
1998
EMPLOYEE SEPARATION COSTS
 AND WRITE-DOWN OF ASSETS
  Write-down of Assets.....    233       323(a)       360(b)          196
  Employee Termination
   Benefits/Other People-
   Related Costs...........     53       310(a)       179(b)          184
  Other....................     54         --          41(b)           13
1997
EMPLOYEE SEPARATION COSTS
 AND WRITE-DOWN OF ASSETS
  Write-down of Assets.....    --        233(a)         --            233
  Employee Termination
   Benefits/Other People-
   Related Costs...........    --         53(a)         --             53
  Other....................    --         54(a)         --             54

--------
(a) Additions to reserve represent charges to profit and loss.
(b) Deductions to reserve represent:
    Employee separation payments and other people-related payments Asset Write-Offs.

                     E. I. DU PONT DE NEMOURS AND COMPANY

                               INDEX OF EXHIBITS



Exhibit
Number                                    Description
-------                                   -----------
  3.1      Company's Restated Certificate of Incorporation, filed May 29, 1997
           (incorporated by reference to the company's filing on Form 8-K on
           June 13, 1997.)

  3.2      Company's Bylaws, as last revised January 1, 1999.

  3.3      Company's Bylaws, as last revised March 4, 1998 (incorporated by reference to Exhibit 3.2 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

  3.4      Company's Bylaws, as last revised February 1, 1998 (incorporated by reference to Exhibit 3.5 of the company's Annual Report on Form 10-K for the year ended December 31, 1997).

   4 The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

 10.1*     Company's Corporate Sharing Plan, as last amended August 28, 1991
           (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.2*     The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March 31,
           1998).

 10.3* The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended March 1, 1998 (incorporated by reference to Exhibit 10.2 of the company's Quarterly Report on Form 10-Q for the period ended March 31,
           1998).

 10.4*     Company's Supplemental Retirement Income Plan, as last amended effective
           June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's
           Annual Report on Form 10-K for the year ended December 31, 1996).


------------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Exhibit
Number                                    Description
-------                                   -----------
 10.5*     Company's Pension Restoration Plan, as last amended effective June 4, 1996
           (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.6*     Company's Stock Performance Plan, as last amended effective
           January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the period ended
           March 31, 1998).

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

10.10*     Company's 1997 Corporate Sharing Plan, adopted by the Board of
           Directors on January 29, 1997 (incorporated by reference to
           Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.11*     Company's Retirement Income Plan for Directors, as last amended
           August 1995 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 1997).

10.12      Company's principal agreements governing the separation of Conoco
           Inc. from DuPont (incorporated by reference to the company's filing on Form 8-K on February 1, 1999).

10.13 Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy
           Company.


------------------------
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Exhibit
Number                                    Description
-------                                   -----------
   11      Statement re calculation of earnings per share.

   12      Statement re computation of the ratio of earnings to fixed charges.

 12.1      Statement re computation of the ratio of earnings to fixed charges -
           Pro Forma.

   13 The Letter to Shareholders; 1998 Highlights; Management's Discussion and Analysis; and Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 1998, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.

   21      Subsidiaries of the Registrant.

   23      Consent of Independent Accountants.

   27*     Financial Data Schedule - year ended December 31, 1998.

 27.1*     Restated Financial Data Schedule - year ended December 31, 1997.

 27.2*     Restated Financial Data Schedule - year ended December 31, 1996.

 27.3*     Restated Financial Data Schedule - quarter ended March 31, 1998.

 27.4*     Restated Financial Data Schedule - quarter ended June 30, 1998.

 27.5*     Restated Financial Data Schedule - quarter ended September 30, 1998.

 27.6*     Restated Financial Data Schedule - quarter ended March 31, 1997.

 27.7*     Restated Financial Data Schedule - quarter ended June 30, 1997.

 27.8*     Restated Financial Data Schedule - quarter ended September 30, 1997.

-----------------
*Filed electronically only.