Form 10-Q
period 1999-05-06
DUPONT E I DE NEMOURS & CO
filed 1999-05-06
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

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


                           Yes   X         No


1,127,904,634 shares (excludes 11,609,520 shares held by DuPont's
Flexitrust) of common stock, $0.30 par value, were outstanding at April 30, 1999.

                                                                   Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements

    Consolidated Income Statement ...............................       3

    Consolidated Statement of Cash Flows ........................       4

    Consolidated Balance Sheet ..................................       5

    Notes to Financial Statements ...............................      6-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

    Forward-Looking Statements ..................................     12-13

    Financial Results ...........................................     14-15

    Segment Performance .........................................     15-17

    Financial Condition .........................................     18-19

    Other Items .................................................     20-25

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     25-26

  Item 4.  Submission of Matters to a Vote of Security Holders ..     27-28

  Item 5.  Other Information ....................................     28-29

  Item 6.  Exhibits and Reports on Form 8-K .....................     29-31

Signature .......................................................      32

Exhibit Index ...................................................      33

Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................      34

Exhibit 12-1 - Computation of Ratio of Earnings to
  Fixed Charges - Pro Forma .....................................      35

                                                                            Form 10-Q
                            PART I.  FINANCIAL STATEMENTS

Item 1.  FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                March 31
--------------------------------------------------------------------------------------
(Dollars in millions, except per share)                          1999        1998
-------------------------------------------------------------------------------------
SALES<Fc> ....................................................  $6,295      $6,194
Other Income .................................................      18<Fd>     297
                                                                ------      ------
    Total ....................................................   6,313       6,491
                                                                ------      ------
Cost of Goods Sold and Other Expenses ........................   3,873       4,049
Selling, General and Administrative Expenses .................     535         479
Depreciation and Amortization ................................     335         332
Research and Development .....................................     358         264
Interest Expense .............................................      96         127
Purchased In-Process Research and Development<Fe> ............      40          60
Employee Separation Costs and Write-Down of Assets ...........     -           118<Ff>
                                                                ------      ------
    Total ....................................................   5,237       5,429
                                                                ------      ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
 AND MINORITY INTERESTS ......................................   1,076       1,062
Provision for Income Tax Expenses ............................     432         417
Minority Interests in Earnings of Consolidated Subsidiaries ..      16           8
                                                                ------      ------
INCOME FROM CONTINUING OPERATIONS<Fc> ........................     628         637
DISCONTINUED OPERATIONS
  Income from Operations of Discontinued Business,
    Net of Income Taxes ......................................     -           269
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes ......................................      35         -
                                                                ------      ------
NET INCOME ...................................................  $  663      $  906
                                                                ======      ======


BASIC EARNINGS PER SHARE OF COMMON STOCK<Fg>
  Continuing Operations ......................................  $  .55      $  .56
  Discontinued Operations ....................................     .04         .24
                                                                ------      ------
  Net Income .................................................  $  .59      $  .80
                                                                ======      ======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fg>
  Continuing Operations ......................................  $  .55      $  .55
  Discontinued Operations ....................................     .03         .24
                                                                ------      ------
  Net Income .................................................  $  .58      $  .79
                                                                ======      ======
DIVIDENDS PER SHARE OF COMMON STOCK ..........................  $  .35      $ .315
                                                                ======      ======

See Notes to Financial Statements.


                                                                                    Form 10-Q



                                                                        Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                 March 31
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                    1999          1998
---------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
  Net Income .....................................................    $   663        $   906
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations ....................        (35)          (269)
      Depreciation and Amortization ..............................        335            332
      Purchased In-Process Research and Development ..............         40             60
      Other Noncash Charges and Credits - Net ....................         88            (24)
      Change in Operating Assets and Liabilities - Net ...........       (944)          (853)
                                                                      -------        -------
        Cash Provided by Continuing Operations ...................        147            152
                                                                      -------        -------
INVESTMENT ACTIVITIES
  Purchases of Property, Plant and Equipment .....................       (473)          (465)
  Investment in Affiliates .......................................         (7)           (17)
  Payments for Businesses Acquired (Net of Cash Acquired) ........     (1,656)          (694)
  Proceeds from Sales of Assets ..................................         59            240
  Investments in Short-Term Financial Instruments - Net ..........         (2)           (94)
  Miscellaneous - Net ............................................         (7)           (10)
                                                                      -------        -------
        Cash Used for Investment Activities ......................     (2,086)        (1,040)
                                                                      -------        -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders .................................       (397)          (358)
  Net Increase in Borrowings .....................................      2,590          2,734
  Acquisition of Treasury Stock ..................................        (44)          (309)
  Proceeds from Exercise of Stock Options ........................         14             36
  Increase in Minority Interests .................................         79            -
                                                                      -------        -------
        Cash Provided by Financing Activities ....................      2,242          2,103
                                                                      -------        -------
Net Cash Flow from Discontinued Operations .......................       (255)          (191)
                                                                      -------        -------
Effect of Exchange Rate Changes on Cash ..........................        (68)            (4)
                                                                      -------        -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................    $   (20)(h)    $ 1,020
                                                                      =======        =======




See Notes to Financial Statements.


                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                        March 31      December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1999           1998
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,003         $ 1,059
  Marketable Securities ............................................................           11              10
  Accounts and Notes Receivable ....................................................        5,399           4,201
  Inventories<Fi> ..................................................................        3,566           3,129
  Prepaid Expenses .................................................................          216             192
  Deferred Income Taxes ............................................................          596             645
                                                                                          -------         -------
    Total Current Assets ...........................................................       10,791           9,236
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization
  (March 31, 1999 - $20,652; December 31, 1998 - $20,597) ..........................       14,817          14,131
INVESTMENT IN AFFILIATES ...........................................................        1,801           1,796
OTHER ASSETS .......................................................................        5,908           4,956
NET ASSETS OF DISCONTINUED OPERATIONS<Fj> ..........................................        8,650           8,417
                                                                                          -------         -------
    TOTAL<Fc> ......................................................................       41,967          38,536
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................        1,900           1,929
  Short-Term Borrowings and Capital Lease Obligations ..............................        9,232           6,629
  Income Taxes .....................................................................          374             130
  Other Accrued Liabilities ........................................................        3,157           2,922
                                                                                          -------         -------
    Total Current Liabilities ......................................................       14,663          11,610
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        4,566           4,495
OTHER LIABILITIES ..................................................................        7,663           7,640
DEFERRED INCOME TAXES ..............................................................          478             430
                                                                                          -------         -------
    Total Liabilities ..............................................................       27,370          24,175
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          464             407
                                                                                          -------         -------
STOCKHOLDERS' EQUITY<Fk>
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at March 31, 1999 - 1,139,514,154; December 31, 1998 - 1,140,354,154 ...........          342             342
  Additional Paid-In Capital .......................................................        7,866           7,854
  Reinvested Earnings ..............................................................        6,933           6,705
  Accumulated Other Comprehensive Loss .............................................         (526)           (432)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  March 31, 1999 - 12,379,279;
    December 31, 1998 - 14,167,867) ................................................         (719)           (752)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       14,133          13,954
                                                                                          -------         -------
    TOTAL ..........................................................................      $41,967         $38,536
                                                                                          =======         =======

See Notes to Financial Statements.


                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)


[FN]
<Fa> These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. The company's petroleum business is reported as discontinued operations and is discussed in Notes (b) and (j).

<Fb> Discontinued Operations:
     On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business (Conoco Inc.). The company intends to complete the divestiture with a tax-free split off by exchanging its remaining Conoco shares (69.5 percent) for DuPont shares no later than third quarter 1999. The company has not recognized a deferred tax liability for the difference between the book basis and tax basis of its investment in Conoco's common stock because the company does not expect this basis difference to become subject to tax. The company's consolidated financial statements and notes report its petroleum business as discontinued operations. Prior periods have been restated. Results reported separately by Conoco are reported on a stand-alone basis and may differ from results based on discontinued operations reporting. In addition, beginning October 22, 1998, the company's results from discontinued operations reflect minority interests of
     30.5 percent.

                                                                 Form 10-Q

                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

<Fc> CONSOLIDATED SEGMENT INFORMATION -               Three Months Ended
     CONTINUING OPERATIONS                                 March 31
     -----------------------------------------------------------------------
     (Dollars in millions)                            1999          1998
     ----------------------------------------------------------------------
     SEGMENT SALES<F1>
     -------------
     Agriculture & Nutrition .................     $  780         $  770
     Nylon Enterprise ........................      1,103          1,173
     Performance Coatings & Polymers .........      1,158          1,157
     Pharmaceuticals<F2> .....................        409            217
     Pigments & Chemicals ....................        866            920
     Polyester Enterprise ....................        624            734
     Specialty Fibers ........................        863            851
     Specialty Polymers ......................      1,002          1,034
     Other ...................................         94            164
                                                   ------         ------
         Total Segment Sales .................     $6,899         $7,020

     Elimination of Intersegment Transfers ...       (173)          (204)
     Elimination of Equity Affiliate Sales ...       (431)          (622)
                                                   ------         ------
         SALES ...............................     $6,295         $6,194
                                                   ======         ======
     AFTER-TAX OPERATING INCOME (LOSS)
     ---------------------------------
     Agriculture & Nutrition .................     $   91         $   29<F3>
     Nylon Enterprise ........................        102              5<F4>
     Performance Coatings & Polymers .........        100 <F5>       122
     Pharmaceuticals .........................         75             50
     Pigments & Chemicals ....................        146            157
     Polyester Enterprise ....................         (6)             4
     Specialty Fibers ........................        181            188
     Specialty Polymers ......................        164            158
     Other ...................................         10             45
                                                   ------         ------
         Total Segment ATOI ..................        863            758

     Interest & Exchange Gains (Losses) ......       (163)<F6>       (70)
     Corporate Expenses ......................        (72)           (51)
                                                   ------         ------
         INCOME FROM CONTINUING OPERATIONS ...     $  628         $  637
                                                   ======         ======

                                                   March 31     December 31
     SIGNIFICANT CHANGES IN SEGMENT ASSETS           1999           1998
     -------------------------------------         --------     -----------
     Performance Coatings & Polymers .........      $4,195<F7>     $2,214
                                                    ======         ======

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
Footnotes to Note (c)
---------------------

<F1> Includes pro rata equity affiliate sales and intersegment transfers.

<F2> The increase in sales reflects the current 100 percent ownership of the pharmaceuticals business versus 50 percent in 1998. In addition, effective first quarter 1999, revenues from contract manufacturing are reclassified from Other Income to Sales, and prior periods have been restated. These revenues are $27 and $15 for 1999 and 1998, respectively.

<F3> Includes a charge of $60 for revision, based on independent appraisals, of the purchase price allocation in conjunction with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

<F4> Includes a charge of $85 related to rationalization of global Nylon operations, principally shutdown of certain manufacturing facilities and employee separation costs.

<F5> Includes an estimated charge of $40 based on preliminary purchase price allocations in conjunction with the purchase of Herberts, the automotive coatings business of Hoechst AG, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

<F6> Includes an exchange loss of $81 on forward exchange contracts purchased in 1998 to fix in U.S. dollars the cash required to acquire Herberts, the automotive coatings business of Hoechst AG. The purchase price for Herberts was negotiated in German marks.

<F7> The change is primarily the result of the purchase of Herberts, the automotive coatings business of Hoechst AG, in February 1999.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
<Fd> Includes an exchange loss of $131 on forward exchange contracts pur-
     chased in 1998 to fix in U.S. dollars the cash required to acquire Herberts, the automotive coatings business of Hoechst AG. The purchase price for Herberts was negotiated in German marks.

<Fe> Purchased in-process research and development represents the value assigned in a purchase business combination to research and develop-ment projects of the acquired business that were in progress at time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

     In this regard, an estimated charge was recorded in the first quarter 1999 in conjunction with the purchase of Herberts, the automotive coatings business of Hoechst AG, based on preliminary allocations of purchase price that are subject to revision.

     First quarter 1998 represents a charge for revision, based on independ-ent appraisals, of the purchase price allocation in conjunction with the purchase of Protein Technologies International. The charge was not tax effected because this transaction was a stock acquisition rather than an asset purchase.

<Ff> Represents $40 of employee separation costs within the Nylon business and $78 for the shutdown of related manufacturing facilities.

<Fg> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5. For diluted earnings per share, the numerator is adjusted to recognize reduced share of earnings assuming options in subsidiary company stock are exercised if the effect of this adjustment is dilutive. The denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                                 Three Months Ended
                                      March 31
                           -------------------------------
                               Basic            Diluted
                           -------------     -------------
                  1999     1,127,086,632     1,138,090,171
                  1998     1,128,415,102     1,145,674,145

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)

[FN]
     The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised.

     The following number of stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                                           March 31
                                    -----------------------
                                      1999          1998
                                    ---------     ---------

                  Stock Options     8,576,345     4,998,517

     Compensation expense recognized in income for stock-based employee compensation awards was $7 and $34 for the three months ended March 31, 1999 and 1998, respectively.

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing weighted-average number of common shares.

<Fh> Includes the change in cash and cash equivalents classified in the
     Consolidated Balance Sheet within "Net Assets of Discontinued
     Operations."

                                                    March 31    December 31
<Fi> Inventories                                      1999         1998
     -----------                                    --------    -----------
     Finished Products .........................    $ 2,567       $ 2,209
     Semifinished Products .....................        826           836
     Raw Materials and Supplies ................        846           749
                                                    -------       -------
                                                      4,239         3,794
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis .........        673           665
                                                    -------       -------
         Total .................................    $ 3,566       $ 3,129
                                                    =======       =======

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
                                                    March 31    December 31
<Fj> Net Assets of Discontinued Operations            1999         1998
     -------------------------------------          --------    -----------
     Cash and Cash Equivalents .................    $   411       $   375
     Other Current Assets ......................      2,885         2,864
     Property, Plant and Equipment - Net .......     11,254        11,438
     Other Assets ..............................      2,102         2,011
     Current Liabilities .......................     (2,404)       (2,473)
     Other Liabilities .........................     (3,898)       (4,115)
     Minority Interests ........................     (1,700)       (1,683)
                                                    -------       -------
       Net Assets of Discontinued Operations ...    $ 8,650       $ 8,417
                                                    =======       =======

<Fk> The following sets forth the company's total comprehensive income for the periods shown:
                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                         1999         1998
                                                         -----        -----
     Net Income ................................         $663         $906
     Other Comprehensive Loss, Net of Tax ......          (94)         (20)
                                                         ----         ----
     Total Comprehensive Income ................         $569         $886
                                                         ====         ====

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Forward-Looking Statements
         --------------------------
                 This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, financial results and the company's efforts to remediate Year 2000 issues, are forward-looking statements.

                 Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

              o The company operates in approximately 65 countries world-wide and derives about half of its revenues from sales outside the United States. Changes in the laws or policies of other governmental and quasi-governmental activities in the countries in which the company operates could affect its business in the country and the company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as greater price competition or a decline in U.S. or European industry sales from slowing economic growth) in those countries could affect the company's revenues, expenses and results.

              o The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development including, but not limited to, the inability to identify viable new products; successfully complete clinical trials of new pharmaceuticals; obtain relevant regulatory approvals, which may include approval from the U.S. Food and Drug Administration; the ability to obtain adequate intellectual property protection; or gain market acceptance of the new products.

                                                                   Form 10-Q



              o As part of its strategy for growth, the company has made and may continue to make acquisitions, divestitures and alliances. There can be no assurance that these will be completed or beneficial to the company.

              o The company has articulated and updated in its periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 10-K its timetable and assessment of costs to become Year 2000-capable. The failure of the company or third parties with which it conducts business to become Year 2000-capable could have a material adverse affect on the company's financial condition, results of operation and liquidity.

              o The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations as well as internal voluntary programs, are significant and will con-tinue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the allega-tion, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.

              o The company's results of operations could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

              o The profitability of the company's petroleum business (Conoco Inc.), currently reported as discontinued opera-tions, will be affected by the prices for crude oil, natural gas and refined products. These prices are subject to wide fluctuations in response to changes in global and regional supply over which the company has no control, including political developments and the ability of the Organization of Petroleum Exporting Countries and other producing nations to set and maintain production levels and prices. The company has announced its intention to com-pletely divest itself of Conoco no later than the third quarter of 1999.

                 The foregoing list of important factors does not include all such factors nor necessarily presents them in order of importance.

                                                                   Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 Including discontinued operations and nonrecurring items, diluted earnings per share were $.58 compared to $.79 in 1998. First quarter diluted earnings per share from continuing operations before nonrecurring items of $.66 compare to a first quarter record of $.68 achieved last year.


         Results From Continuing Operations
         ----------------------------------
                 Sales in the quarter were $6.3 billion, up 2 percent from $6.2 billion in the first quarter of 1998. Volumes, including acquisitions, were up 4 percent while worldwide average prices were down 2 percent, including currency effects. Excluding acquisi-tions, worldwide volumes were down about 2 percent from the record first quarter of last year.

                 Regionally, U.S. volumes were comparable with last year's first quarter, while prices were down 3 percent, adversely affected by a significant decrease in polyester fiber prices. In Europe, volumes were down 8 percent while prices were generally flat. In Asia Pacific, volumes were up 6 percent and prices were down
         2 percent.

                 Raw material costs were down significantly in the first quarter. In addition, comparable fixed costs were down 2 percent, and the impact of currency increased sales outside the United States by about 1 percent. As a result, the total after-tax operating income of the nine business segments achieved the record level set in the first quarter last year.

                 Income from continuing operations for the first quarter 1999 was $628 million, compared to $637 million in 1998. Excluding net charges for nonrecurring items totaling $121 million and $145 million in 1999 and 1998, respectively, underlying income was $749 million versus $782 million in 1998, down 4 percent.

             In the current quarter nonrecurring items include charges related to the Herberts' acquisition as described in the footnotes on pages 8 and 9. First quarter 1998 nonrecurring items included a charge for a revision to the estimate for purchased in-process research and development related to the PTI acquisition and a charge for global nylon operations modernization.

                                                                   Form 10-Q



         Results From Discontinued Operations
         ------------------------------------
                 On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's
         100 percent-owned petroleum business (Conoco Inc.). The company intends to complete the divestiture with a tax-free split off by exchanging its remaining Conoco shares (69.5 percent) for DuPont shares no later than third quarter 1999. The company has not recognized a deferred tax liability for the difference between the book basis and tax basis of its investment in Conoco's common stock because the company does not expect this basis difference to become subject to tax. The company's consolidated financial statements and notes report its petroleum business as discontinued operations. Prior periods have been restated. Results reported separately by Conoco are reported on a stand-alone basis and may differ from results based on discontinued operations. In addition, beginning October 22, 1998, the company's results from discontinued operations reflect minority interest of 30.5 percent. Further discussion of this split off is on page 23.

                 Income from discontinued operations was $35 million com-pared to $269 million, down 87 percent. Oil production was flat versus first quarter 1998, while gas production increased signifi-cantly. However, upstream oil and gas prices both declined over 20 percent. This combined with lower downstream prices and margins and the reduction of the company's ownership to 70 percent, resulted in a significant decline in earnings.

             (2) Segment Performance:

                 The following text compares first quarter 1999 results with first quarter 1998, for sales and earnings of each segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Segment Information - Continuing Operations" table at Note (c) on pages 7 and 8. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affiliates. Total segment after-tax operating income was $903 million, equal to last year.

              o  Agriculture & Nutrition segment earnings were up
                 2 percent, as stronger U.S. earnings offset lower results outside the United States and increase in research and development. Segment sales increased 1 percent reflecting flat prices and a modest volume increase.

                                                                  Form 10-Q



              o Nylon Enterprise segment earnings were up 13 percent principally reflecting increased earnings from carpet fibers. Segment sales were down 6 percent including
                 3 percent lower prices. The impact of lower prices was offset by lower raw materials costs and fixed costs. Total cost productivity improved 4 percent versus the first quarter 1998.

              o Performance Coatings & Polymers segment earnings were up 15 percent, principally reflecting better results for engineering polymers and elastomers. Herberts' earnings results are being consolidated one month in arrears and therefore will first be included in the second quarter.

              o Pharmaceuticals segment earnings were $75 million compared with $50 million, up 50 percent. Segment sales were $409 million, up 88 percent from $217 million last year. These results reflect the current 100 percent ownership of the pharmaceuticals business versus 50 percent last year. In addition, earnings improvement also reflects higher income from "Cozaar" antihypertensive, largely offset by higher research and development expense and goodwill amortization.

              o  Pigments and Chemicals segment earnings were down
                 7 percent, reflecting lower earnings in Specialty Chemicals, partly offset by better results for white pigments and fluorochemicals. The earnings decline in Specialty Chemicals reflects generally lower industrial chemical volumes and specialty prices as well as the absence of a gain from the sale of a hydrogen peroxide plant last year.

              o Polyester Enterprise segment posted a loss of $6 million versus earnings of $4 million last year reflecting
                 15 percent lower sales. Over capacity and intense price pressure continue to depress polyester results. Better results from resins and intermediates were more than offset by lower earnings for polyester films and "Dacron" polyester fiber. Recently announced ventures with Teijin, Sabanci Holding and Alpek, discussed on pages 23-25, should strengthen the company's position in polyester.

                                                                  Form 10-Q



              o Specialty Fibers segment earnings were down 4 percent, principally reflecting lower "Lycra" spandex earnings which were modestly below their record first quarter in 1998. Earnings from Nonwovens were up on strong U.S. sales of "Tyvek" and "Sontara". Segment sales were up 1 percent.

              o Specialty Polymers segment earnings were 4 percent higher principally reflecting strength in the Photopolymers & Electronic Materials.

              o  The Other segment earnings were $10 million versus
                 $45 million last year, principally reflecting the absence of earnings from the company's interest in coal which has been substantially divested. Partly offsetting was a gain on the sale of shares of DuPont Photomasks, Inc.

                                                                  Form 10-Q



         (b) Financial Condition at March 31, 1999

         First quarter 1999 cash provided by continuing operations of $147 million was comparable with the $152 million generated in the first quarter of 1998. Income from continuing operations of $628 million in 1999 was in line with $637 million from 1998. Noncash charges for depreciation and amortization and for the write-off of purchased in-processed R&D were comparable quarter to quarter. Other noncash charges and credits - net were higher in 1999 primarily reflecting the absence of the timing difference between affiliate income and dividends for DuPont Merck Pharmaceuticals.
Net operating assets and liabilities increased $944 million in 1999 as compared to a $853 million increase in 1998, reflecting a typical pattern of seasonal working capital builds in a number of business units. Seasonal increases in working capital are usually reversed by year end.

         First quarter 1999 capital investments for purchases of property, plant, and equipment and investments in affiliates were $480 million, as compared to $482 million spent in 1998. Payments for businesses acquired in 1999 totaled $1.7 billion and reflect a cash outlay of $1.6 billion in February for the acquisition of Herberts, the automotive coatings business of Hoechst AG. The purchase price also included the assumption of $0.2 billion in Herbert's debt. This acquisition makes DuPont Performance Coatings the world's third largest coatings business and the largest automotive coatings supplier with sales approaching $4 billion. First quarter 1998 payments for businesses acquired include $0.7 billion for acquisition of ICI's polyester films business.

         In March, DuPont announced agreement with Pioneer Hi-Bred International, Inc. of Des Moines, Iowa, for a cash and stock merger valued at $7.7 billion. The company's estimated cash outlay to complete the acquisition will be $3.5 billion, and is expected in the third quarter of 1999. DuPont currently has a 20 percent interest in Pioneer, and after the purchase will own 100 percent. Pioneer is the world's largest seed company and is a leader in North America and other key markets. Further discussion of this acquisition is on page 22.

         Proceeds from sales of assets in the first quarter of 1999 totaled $59 million, and included the sale of several small operating assets as well as office real estate assets. Proceeds from sales of assets in the first quarter of 1998 totaled $240 million, and included the sale of certain hydrogen peroxide properties for $150 million, and proceeds related to the sale of the Printing and Publishing business totaling $86 million.

         During the quarter, the company spent $44 million to purchase and retire 840,000 shares of DuPont common stock. These purchases were part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compen-sation programs. In first quarter 1998, the company spent $374 million to

                                                                  Form 10-Q



purchase and retire 6 million shares in a private placement transaction. Not related to the shares buyback program, the company received $65 million as a final settlement payment associated with 16 million shares repurchased in a private placement transaction in December 1997.

         Increase in minority interests in 1999 reflects $79 million for sale of an approximate 14 percent interest in the DuPont Photomasks, Inc. business, further reducing DuPont's ownership to approximately 55 percent.

         Total debt, including capital lease obligations and debt assumed in acquisitions, at March 31, 1999, was $13.8 billion as compared to $11.1 billion at year-end 1998. The $2.7 billion increase in total debt reflects primarily the issuance of commercial paper. These funds were used to finance the $0.9 billion increase in operating assets and liabilities, and the Herberts acquisition cash outlay of $1.6 billion.

         On April 20, 1999, Conoco paid $4.0 billion in partial payment of its outstanding debt owed to DuPont with funds obtained through third-party debt offerings in the month. The third-party debt obtained by Conoco is not guaranteed by DuPont, and this will result in a decrease in Net Assets of Discontinued Operations. DuPont intends to use this payment for general corporate purposes, including reduction of debt.

     Certain Statistics - Continuing Operations
     ------------------------------------------
                                           At 3/31/99      At 12/31/98
                                           ----------      -----------
     Cash Flow to Total Debt
       (previous 12 months cash
       provided by operations to
       total debt) ..................           30%             37%

     Current Ratio (current assets
       to current liabilities) ......        0.7:1           0.8:1

     Earnings to Fixed Charges ......          5.8             3.3

     Earnings to Fixed Charges -
       Pro Forma*....................          8.4             4.5

     ------------------
     *Pro Forma statistics exclude interest and debt expense which has been allocated to discontinued operations.

         The Cash Flow to Total Debt ratio was down in first quarter 1999 versus year-end primarily due to the $2.7 billion increase in total debt. Days' sales outstanding averaged 59 days in the first quarter, an increase of 5 days from fourth quarter 1998, and up 2 days from the first quarter of 1998.

                                                                   Form 10-Q



         (c) Other Items

     Year 2000
     ---------
         This is an update on the status of the company's program to become Year 2000-capable, and should be read in conjunction with the Year 2000 Readiness Disclosure in the company's 1998 annual report on Form 10-K.

         Project reporting data indicates that approximately 94 percent of the company's critical and significant computer systems are now Year 2000-capable, and the remaining systems in these categories are expected to be remediated on the following schedule:

                                                               Status As Of
                 Systems                       Time Frame        3/31/99
                 -------                      ------------     ------------
Telecommunications ......................     11/98 - 3/99      Completed*

Mainframe Corporate Data Centers ........         4/99             98%**

Mid-Range Computers .....................     10/98 - 6/99         61%**

Corporate
  (e.g., Payroll and Electronic Mail) ...      1/99 - 6/99         90%**

Business
  (e.g., Inventory Processing) ..........     12/98 - 4Q99         82%**

Manufacturing, Process Control and
  Equipment .............................      4Q98 - 4Q99         94%**


-----------------------
 *"Completed" means that the remediation phase is substantially completed for systems in the indicated category. Continuous monitoring is necessary, and therefore, further remediation may be required because of system updates.
**The percent represents the percent of systems which have been remediated in the indicated category as measured by the businesses and functional units.


         The company is continuing its Business Partner 2000 Program with key suppliers and major customers. The company has substantially completed its survey of key suppliers and as of the end of the first quarter of 1999, assessed approximately 23% of its key suppliers as having a high risk of not becoming Year 2000-capable on a timely basis.

                                                                 Form 10-Q



         The company continued its survey of its major customers focusing on their Year 2000-capability as it affects ordering procedures for, as well as delivery of and payment for DuPont products. Based on responses from 55 percent of its major customers, the company assessed approximately
33 percent of them as being in the high risk category as of the end of the first quarter 1999 versus 28 percent as of December 31, 1998. This change results from an increase in the number of surveys conducted of major customers from Asia Pacific and South America. However, the company is working with its major customers and key suppliers to reduce the risk that they will not become Year 2000-capable on a timely basis. If this risk cannot be reduced to the company's satisfaction, appropriate contingency plan will be developed by the end of June 1999.

         In February 1999, the company acquired Herberts, a leading supplier of automotive coatings in Europe, from Hoechst A.G. Prior to its acquisi-tion by the company, Herberts had initiated a program to become Year 2000-capable. Herberts has remediated certain systems, but has yet to assess others.

     Since Herberts' Year 2000 Program is configured differently from the company's, Herberts' systems are not included in the foregoing remediation timetable. However, the company is working with Herberts to integrate them into its Year 2000 Program. The company's Year 2000 Program for Herberts focuses on remediating Herberts' critical manufacturing and process control systems as well as related equipment. In addition, all other critical and significant internal Herberts' systems will be remediated. The company believes that as a result of these efforts, the foregoing internal Herberts' systems will be Year 2000-capable on a timely basis. A Project Management Office has been established to lead Herberts' Year 2000 Program in Europe and Asia Pacific. Herberts' Year 2000 efforts in Mexico, South America and the United States will be lead by the company's existing Project Management Office. A plan has been developed to identify key suppliers to Herberts which are not already part of the company's Business Partner 2000 Program. Finally, a contingency planning test case will be implemented at certain Herberts' manufacturing sites.

     Excluding Herberts, the company continues to expect total expenditures to become Year 2000-capable to be in the range of $350 million to $400 million, of which 20 percent represents internal costs. As of March 31, 1999, the company had spent an estimated $225 million on imple-menting its plan. The company has not yet estimated the total expenditures required for Herberts to become Year 2000-capable, however, the company's current expectation is that Herberts' estimated total expenditures will not have a material adverse impact on the company. The company does not specifically track all costs associated with employees working on Year 2000 projects, but has included an estimate of these costs in the amount of internal costs included in the range above. The company does not include the costs of systems projects which will address the Year 2000 problem but

                                                                 Form 10-Q



were initiated to accomplish other (non-Year 2000) objectives. The company will fund Year 2000 expenditures from company cash flow from operations and expects that total remediation costs, including those required for Herberts and the reallocation of internal resources, will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

     The foregoing timetable and assessment of costs to become Year 2000-capable reflect management's best estimates. These estimates are based upon many assumptions, including: assumptions about the cost, availability and ability of resources to identify and classify systems properly; properly identifying them as needing remediation; locating, remediating and modifying affected systems; and making various assessments of Year 2000 readiness of key third parties and Herberts. Based upon its activities to date, the company does not believe that these factors will cause its current cost and timetable projections to differ significantly from those estimated. How-ever, the company cannot reasonably estimate the potential impact on its financial condition, results of operations or liquidity if critical third parties, including suppliers, customers and governments, do not become Year 2000-capable on a timely basis.

     Other Activities
     ----------------
       Pioneer Hi-Bred International, Inc.
       -----------------------------------
         In March, DuPont and Pioneer Hi-Bred International, Inc. executed a definitive agreement for a stock and cash merger that will result in the company's complete ownership of Pioneer. The company currently has a 20 percent equity interest in Pioneer. Under the terms of the agreement, Pioneer shareholders will receive $40.00 per share, with 45 percent of the shares to be exchanged for cash and 55 percent of the shares receiving DuPont common stock. The total equity value of the transaction is estimated to be approximately $7.7 billion for the 80 percent of Pioneer not currently owned by DuPont. Pioneer shareholders will have certain rights to elect which form of consideration they will receive. The merger is expected to close during the third quarter of 1999 subject to approval of relevant regulatory agencies and Pioneer's shareholders.

       Life Science Alliances and Tracking Stock
       -----------------------------------------
         In March, the company announced that it is actively seeking alliances with other strong partners in the pharmaceuticals industry. The company expects to conclude one or more of these alliances by the end of 1999. In addition, the company announced that its board of directors authorized actions toward the creation and issuance of a tracking stock for its life sciences businesses, i.e., the Agriculture & Nutrition and Pharmaceuticals segments. The creation and issuance of tracking stock require the company to file a registration statement with the Securities and Exchange Commission and obtain DuPont shareholder approval. It is antici-pated that shareholder approval will be sought in the first half of 2000.

                                                                 Form 10-Q



       Conoco Split-Off
       ----------------
         In March, DuPont received a favorable ruling from the Internal Revenue Service that the proposed split-off of Conoco Inc. will be tax free, a key condition to completing the exchange offer more fully described in the registration statement filed with the Securities and Exchange Commission.
On April 28, 1999, DuPont's board of directors has authorized a split-off plan to establish Conoco as a fully independent company. The split off will be achieved through an exchange offer providing DuPont stockholders the opportunity to exchange, on a tax-free basis, shares of DuPont common stock for shares of Conoco Class B common stock currently held by DuPont.

         The exchange offer remains subject to the registration statement being approved by the Securities and Exchange Commission and acceptable market conditions. A registration statement relating to DuPont common stock and Conoco Class B common stock has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. It is currently anticipated that the exchange offer will be completed in the third quarter of 1999.

         The offering will be made only by means of a prospectus which will contain the specific terms of the transaction and which will be provided to DuPont stockholders at the commencement of the exchange offer.

         This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

       Polyester Joint Ventures
       ------------------------
         In February, DuPont and Teijin Limited signed a letter of intent to form a global joint venture to produce and sell polyethylene terephthalate and polyethylene naphthalate polyester film. The 50/50 joint venture provides DuPont and Teijin with a world-class, integrated global platform for supplying differentiated, value-added polyester film products. DuPont will also receive cash, reflecting the difference in the agreed-upon values of the respective businesses.

         The new venture with Teijin, including combined sales of about
$1.4 billion and production capacity over 300,000 tons per year, creates a global industry leadership position in polyester films. It provides for the flow of technology between the two companies and leverages DuPont's strengths in the U.S., Europe and China with Teijin's strengths in Japan and Asia Pacific.

                                                                 Form 10-Q



         The venture will operate globally with a single face to the market, recognizing and responding to regional market requirements. Included in the venture is the existing Teijin DuPont Films Ltd. joint venture with opera-tions in Circleville, Ohio, and Contern, Luxembourg.

         In April the following activities took place:

           (1) DuPont and Haci Omer Sabanci Holding, A.S., announced their intent to form a joint venture to develop, make, and sell polyester filament, staple, resins, intermediates, and related products for markets throughout the European region, the Middle East and Africa. The joint venture is expected to begin operations in the fourth quarter 1999, subject to final corporate and appropriate regulatory approvals. DuPont and Sabanci will be equal partners in the joint venture, which will have revenues of $1 billion annually and employ approximately 4,500 people.

               The joint venture will include DuPont's PTA (pure tere-phthalic acid) and resins businesses at Wilton, U.K., and "Dacron" filament and staple businesses at Pontypool, U.K., and Uentrop, Germany. Also included will be Sabanci's polyester subsidiary SASA, with its businesses in polyester filament, staple, resins, bottles and DMT (dimethyl terephthalate) based in Adana, and other sites in Turkey and the Sabanci texturizing plant in Garforth, U.K.

               DuPont and Sabanci will form a separate company that will manage this polyester business under a single management team, which will be named shortly. The vast majority of DuPont and Sabanci employees currently operating the assets and businesses that are part of the joint venture will become employees of the new company.

               The new company will have full access to DuPont polyester technology and brand management resources, including brands such as "Dacron", "Coolmax", "Melinar" and "Laser+". The new company will develop and apply polyester technology with DuPont's Global Polyester Enterprise that includes polyester intermediates, staple, filament, fiberfill, films, and resin businesses.

           (2) DuPont, Alpek S.A. de C.V., and Teijin Limited, announced their intent to form a joint venture to make and sell polyester filament yarn in the Americas. The joint venture is expected to begin operations before year-end, subject to appropriate regulatory approvals.

                                                                  Form 10-Q



               DuPont will be a 50 percent partner in the joint venture, with Alpek and Teijin owning the remaining 50 percent. The joint venture will have more than 850 million pounds of capacity and revenues of approximately $600 million. It will include all of the polyester polymer, filament, and textured yarn facilities in Monterrey, Mexico, of the Alpek and Teijin existing joint venture. The DuPont "Dacron" polyester textile filament facilities at its Cape Fear and Kinston production sites in North Carolina also will be included.

           (3) DuPont-Akra Polyester, LLC, a newly-formed company head-quartered in Charlotte, North Carolina, began producing polyester staple fiber for markets primarily in the Americas as part of a separate joint venture between DuPont and Alpek.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

     In 1991, DuPont began receiving claims by growers that use of
"Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 750 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 65 crop lawsuits are still pending against the company, as are approximately 75 additional "Benlate" 50 DF cases based on alleged personal injury, alleged securities violations, alleged discovery abuse and fraud, and alleged damage to shrimp farming operations. On February 17, 1999, the Florida Third Circuit Court of Appeals reversed a June 1996 personal injury verdict of $3,980,000 against DuPont. Other personal injury cases are
pending.   In 1997, three putative "Benlate" 50 DF class actions alleging crop damage and asserting fraud claims were filed: one in Florida state court on behalf of growers of ornamental plants in Florida; another in Hawaii state court on behalf of Hawaii growers; and a third in Alabama state court seeking a nationwide class. The class allegations in Florida have been dropped. The Alabama case received conditional class certification by the state court, but that certification has since been vacated. A consent order and settlement recently ended a long running Georgia case wherein plaintiffs had accused the Company of discovery abuse during a 1993 "Benlate" 50 DF crop case. Under the consent order, DuPont will supply
$11 million to fund academic chairs at four Georgia law schools and an annual symposium on professionalism in the practice of law in Georgia. The settlement also provides for the payment of plaintiffs' attorneys fees. A

                                                                  Form 10-Q



securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. A shareholder derivative action filed in Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation, remains pending. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. A number of these cases, filed in Florida, Georgia and Hawaii, have been dismissed by trial courts. The Eleventh Circuit Court of Appeals has affirmed the dismissal of a number of such cases and has referred others to the Florida Supreme Court for resolution of questions of Florida law. In February 1999 the Ninth Circuit Court of Appeals overturned the dismissal of one of the Hawaii cases, remanding the case to federal district court. Another of the Hawaii cases is on appeal. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

     The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

     On June 30, 1994, the California Department of Toxic Substances Control issued to DuPont's Antioch Works in Antioch, California, an Enforcement Order alleging violations of state hazardous waste regulations. The alleged violations center principally on the status of several tanks at the site. The Order would require DuPont to undertake certain remedial activities around the tanks and pay a fine of $200,000. In March, DuPont entered into a Consent Order with the California Department of Justice settling this matter. No penalties or fines were assessed against DuPont.

     On April 3, 1998, the Environmental Protection Agency Region III
(EPA) filed an Administrative Complaint against the DuPont Belle plant, located in West Virginia, in which it alleges violations of the Resource Conservation Recovery Act (RCRA) Boiler and Industrial Furnace (BIF) Regulations. The allegations are that DuPont failed to record feed rates while burning hazardous waste, failed to inspect the boiler and failed to operate the boiler within established feed limits. EPA has proposed a civil penalty of $263,800. On February 1, 1999, the matter was settled for $69,000 in view of prompt voluntary action taken by DuPont and recognition by the EPA that a major potential for harm to health or the environment was not created.

                                                                  Form 10-Q



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the Annual Meeting:

         A total of 938,815,508 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 28, or
82.4 percent of the shares entitled to be voted. Business was transacted as follows:
     1. ELECTION OF DIRECTORS: The 12 nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

                                        Votes        Votes Cast Against
                  Director            Cast for          or Withheld
             -------------------     -----------     ------------------
             C. J. Crawford          931,979,412          6,836,096
             L. C. Duemling          931,956,783          6,858,725
             A. W. Dunham            931,874,744          6,940,764
             E. B. du Pont           932,019,089          6,796,419
             C. O. Holliday, Jr.     932,174,993          6,640,515
             L. D. Juliber           932,259,557          6,555,951
             W. K. Reilly            932,214,125          6,601,383
             H. R. Sharp, III        932,009,520          6,805,988
             C. M. Vest              932,363,669          6,451,839
             G. Watanabe             932,077,116          6,738,392
             S. I. Weill             920,492,142         18,323,366
             E. S. Woolard, Jr.      932,140,310          6,675,198

     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 1999 was approved by a vote of 933,041,674 shares for, 5,979,625 shares against, and 3,960,684 abstentions and broker nonvotes.

     3. ANNUAL MEETING LOCATION: A stockholder proposal to rotate the company's annual meeting each year to different parts of the country where DuPont has plant locations and/or large concentration of stockholders was defeated by a vote of 716,200,792 shares against, 19,251,868 for, and 203,362,848 abstentions and broker nonvotes.

     4. EXECUTIVE COMPENSATION: A stockholder proposal to limit increases in cash compensation of executive officers was defeated by a vote of 701,595,206 shares against, 32,747,443 shares for, and 204,472,859 abstentions and broker nonvotes.

     5. COMMITTEE MEMBERSHIP: A stockholder proposal that DuPont adopt a policy that Compensation Committee members be independent was defeated by a vote of 495,437,083 shares against, 236,145,656 shares for, and 207,232,769 abstentions and broker nonvotes.

                                                                  Form 10-Q



     6. BOARD COMPOSITION: A stockholder proposal to commit to a more diverse board was defeated by a vote of 696,579,951 shares against, 38,023,541 shares for, and 204,212,016 abstentions and broker nonvotes.


Item 5.  OTHER INFORMATION

         Organization:
         ------------
         Effective May 1, 1999, the following senior leadership changes were made to align DuPont's organizational structure with the company's ongoing transformation and plans to achieve sustainable growth.

         Three executive vice presidents now serve as chief operating officers for their respective business segments. They are:

      o Richard R. Goodmanson, former president and chief executive officer of America West Airlines, who joins DuPont as executive vice president and chief operating officer.

         A U.S. citizen, Mr. Goodmanson is a native of Australia and spent his early career in heavy civil construction primarily in Southeast Asia. Previously he was senior vice president of operations for Frito-lay, Inc. and a principal with McKinsey & Company. He brings to DuPont a strong results orientation, extensive international experience, and a track record of marketing and operating excel-lence in a variety of industries and markets.

         Mr. Goodmanson has responsibility for the Specialty Fibers business segment; the Performance Coatings & Polymers business segment; Safety Resources; the Global Services Business; and the Asia Pacific Region.

      o Kurt M. Landgraf, executive vice president, adds the role of chief operating officer. He continues to lead the Pharmaceuticals business segment and the Agriculture & Nutrition business segment and retains responsibility for the European region.

      o Dennis H. Reilley, senior vice president, was promoted to executive vice president and chief operating officer. Mr. Reilley has responsibility for the following business segments: Pigments & Chemicals; Specialty Polymers; Nylon; and Polyester.

Concurrently:

      William F. Kirk, senior vice president - Agricultural Enterprise, is temporarily assigned full time to the critical role of ensuring a smooth integration of Pioneer Hi-Bred International into DuPont. In this capacity,

                                                                  Form 10-Q



he reports to Charles O. Holliday, Jr., chairman and chief executive officer. The overall Agricultural Enterprise and Pioneer integration strategy is led by Messrs. Kirk, Holliday, and Landgraf.

      Cinda A. Hallman, senior vice president, leads a major effort to define the new business models associated with the change from a chemicals and energy based company to a chemicals, biology and knowledge based company. This includes behavior, know-how, and business processes. The purpose is to expedite the company's drive to a higher value producing company. In the near term this includes how DuPont integrates Pioneer and uses tracking stock effectively. Cinda Hallman reports to Mr. Holliday and coordinates with the Office of the Chief Executive in this work. She retains full responsibility for the information technology organization and strategy, as well as Y2K and business contingency planning.

      Stacey J. Mobley, senior vice president, adds the role of chief administrative officer. In addition to his current staff responsibilities, Stacey has responsibility for the Americas region.

      John W. Himes, vice president - investor relations, corporate plans and financial communications, was promoted to senior vice president.

      With these changes, the Office of the Chief Executive expands and includes: Charles O. Holliday, Jr.; Richard R. Goodmanson; Kurt M. Landgraf; Dennis H. Reilley; Stacey J. Mobley; Gary M. Pfeiffer, senior vice president and chief financial officer; and Joseph A. Miller, senior vice president and chief science and technology officer.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 33.

         (b) Reports on Form 8-K

               1. On January 27, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 7.
                   "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated January 27, 1999, was filed.

               2. On February 1, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis

                                                                  Form 10-Q



                   under Registration Statements on form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed the principal agreement governing the separation of Conoco from DuPont, plus certain exhibits to that agreement: the $7.5 billion note issued by Conoco and the Registration Rights
                   Agreement.

               3. On February 4, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5. "Other
                   Events," the Registrant filed a press release entitled, "DuPont and Teijin Announce Plans to Form a Joint Venture for Their Global Polyester Films Businesses."

               4. On March 1, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release entitled, "DuPont Announces The Completion of Its Acquisition of Herberts."

               5. On March 10, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "DuPont Takes Steps To Execute Life Sciences Strategy."

               6. On March 12, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release announcing discussions with Pioneer Hi-Bred International, Inc. regarding a possible business combination.

               7. On March 15, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,

                                                                  Form 10-Q



                    No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                    Events," the Registrant filed a press release entitled, "DuPont Outlines Sustainable Growth Strategy For Investors."

               8. On March 15, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                    No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                    Events," the Registrant filed a press release entitled, "DuPont and Pioneer Hi-Bred International, Inc., Sign Merger Agreement."

                9. On April 16, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other
                    Events," the Registrant filed Consolidated Industry Segment Information (Quarterly) of Continuing Operations for the years ending December 31, 1998 and 1997.

               10. On April 27, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327,
                    No. 33-61339, and No. 33-60069).  Under Item 7,
                    "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 27, 1999, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            May 6, 1999
                              -----------------------------------------




                              By          /s/ G. M. Pfeiffer
                              -----------------------------------------

                                           G. M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q





                               EXHIBIT INDEX



Exhibit
Number                            Description
-------                           -----------


 10.1 Company's Agreement and Plan of Merger, dated as of March 15, 1999, by and among the company, Pioneer Hi-Bred International, Inc. and Delta Acquisition Sub, Inc. (incorporated by reference to Exhibit E to the company's Amendment No. 3, dated March 17, 1999, to its Schedule 13D, originally filed on August 18, 1997, which is the company's statement of beneficial ownership of Pioneer Hi-Bred International, Inc.).


   12          Computation of Ratio of Earnings to Fixed Charges.


 12.1          Computation of Ratio of Earnings to Fixed Charges -
               Pro Forma.


   27*         Financial Data Schedule - quarter ended March 31, 1999.






--------------
*Filed electronically only.

                                                                                                                     Form 10-Q
                                                                                                                     Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)


                                                                                          Years Ended December 31
                                                      Three Months Ended   -----------------------------------------------------
                                                        March 31, 1999       1998        1997        1996       1995      1994
                                                      ------------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ..............................         $  628         $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ........................            432            941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................             16             24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ............................             (6)           (39)        936<Fa>      82         126       (33)
Capitalized Interest ..............................            (29)          (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ..............             16             65<Fb>      82<Fb>     127<Fb>      81        77
                                                            ------         ------      ------      ------      ------    ------
                                                             1,057          2,519       3,767       4,526       4,450     3,345
                                                            ------         ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ....................................             96            520         389         409         449       343
  Interest and Debt Expense - Discontinued
    Operations ....................................             73            304         252         304         308       216
  Capitalized Interest - Continuing Operations ....             29            120          80          70          76        83
  Capitalized Interest - Discontinued
    Operations ....................................              2             78          90          73          95        59
  Rental Expense Representative of Interest
    Factor ........................................             18             71          83          80          80        83

                                                            ------         ------      ------      ------      ------    ------
                                                               218          1,093         894         936       1,008       784
                                                            ------         ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges ...................................         $1,275         $3,612      $4,661      $5,462      $5,458    $4,129
                                                            ======         ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned ..........            5.8            3.3         5.2         5.8         5.4       5.3
                                                            ======         ======      ======      ======      ======    ======


--------------------------------
<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.


                                                                                                                    Form 10-Q
                                                                                                                   Exhibit 12.1


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


                                                                                          Years Ended December 31
                                                      Three Months Ended   -----------------------------------------------------
                                                        March 31, 1999       1998        1997        1996       1995      1994
                                                      ------------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ..............................         $  628         $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ........................            432            941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................             16             24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ............................             (6)           (39)        936<Fa>      82         126       (33)
Capitalized Interest ..............................            (29)          (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ..............             16             65<Fb>      82<Fb>     127<Fb>      81        77
                                                            ------         ------      ------      ------      ------    ------
                                                             1,057          2,519       3,767       4,526       4,450     3,345
                                                            ------         ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense<Fc> ...................             96            520         389         409         449       343
  Capitalized Interest ............................             29            120          80          70          76        83
  Rental Expense Representative of Interest
    Factor ........................................             18             71          83          80          80        83
                                                            ------         ------      ------      ------      ------    ------
                                                               143            711         552         559         605       509
                                                            ------         ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................           $1,200         $3,230      $4,319      $5,085      $5,055    $3,854
                                                            ======         ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned<Fc> ....              8.4            4.5         7.8         9.1         8.4       7.6
                                                            ======         ======      ======      ======      ======    ======

-----------------------------
<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Excludes interest and debt expense which has been allocated to discontinued operations.
