Form 10-K405/A
period 1998-12-31
DUPONT E I DE NEMOURS & CO
filed 1999-07-07
CIK 30554

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         EXPLANATION OF AMENDMENT

  The purpose of this amendment is to delete the references to independent appraisals from the discussion of Purchased In-Process Research and Development on pages 28, 31, 32, 48, 49, 57 and 58 of Exhibit 13. No other changes have been made to the Company's 1998 Annual Report filed on Form 10-K on March 19, 1999.

  Accordingly, the Company hereby amends Exhibit 13 by deleting it in its entirety and inserting in its place the following:

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedules and Exhibits

    3. Exhibits

 Exhibit
 Number
 -------
   13    The Letter to Shareholders; 1998 Highlights; Management's Discussion
         and Analysis and the Financial Information Section of the Annual
         Report to Shareholders for the year ended December 31, 1998, as amended hereby. The foregoing are furnished to the Commission for information only; and not filed except as expressing incorporated by reference in this Report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 7th day of July 1999.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                   /s/G. M. Pfeiffer
                                          By __________________________________
                                                      G. M. Pfeiffer
                                               Senior Vice President--DuPont
                                                          Finance
                                                 (Principal Financial and
                                                    Accounting Officer)