Form 10-Q/A
period 1999-07-08
DUPONT E I DE NEMOURS & CO
filed 1999-07-08
CIK 30554

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

                                                                 Form 10-Q/A






                          EXPLANATION OF AMENDMENT
                          ------------------------



       The purpose of this amendment is to delete the references to independent appraisals from Notes To Financial Statements: Note (c), Footnote (3), and Note (e) on pages 8 and 9, respectively. No other changes have been made to the Company's Quarterly Report for the quarterly period ended March 31, 1999, filed on Form 10-Q on May 6, 1999.

                                                                 Form 10-Q/A




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

                                                                          Form 10-Q/A
                            PART I.  FINANCIAL STATEMENTS

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


                                                                                   Form 10-Q/A



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
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................    $   (20)<Fh>   $ 1,020
                                                                      =======        =======




See Notes to Financial Statements.


                                                                                                        Form 10-Q/A

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


                                                                 Form 10-Q/A



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


                                                                Form 10-Q/A

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


                                                                   Form 10-Q/A



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

<F3> Includes a charge of $60 for revision of the purchase price allocation in conjunction with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

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

                                                                   Form 10-Q/A



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

     First quarter 1998 represents a charge for revision of the purchase price allocation in conjunction with the purchase of Protein Technologies International. The charge was not tax effected because this transaction was a stock acquisition rather than an asset purchase.

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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                Form 10-Q/A



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

                                                                Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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

                                                                 Form 10-Q/A



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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            July 8, 1999
                              -----------------------------------------




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