Form 10-Q
period 1999-08-10
DUPONT E I DE NEMOURS & CO
filed 1999-08-10
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1999

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


                           Yes   X         No


1,130,311,035 shares (excludes 9,203,119 shares held by DuPont's Flexitrust) of common stock, $0.30 par value, were outstanding at July 31, 1999.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements
    Consolidated Income Statement ...............................         3
    Consolidated Statement of Cash Flows ........................         4
    Consolidated Balance Sheet ..................................         5
    Notes to Financial Statements ...............................      6-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
    Forward-Looking Statements ................................       12-13
    Results of Operations:
      Financial Results .........................................     14-15
      Segment Performance .......................................     15-17
      Financial Condition .......................................     17-18
    Other Items:
      Year 2000 Readiness Disclosure ............................     18-20
      Purchased In-Process Research and Development .............     20-23
      Pioneer Merger ............................................     23-24
      Conoco Split-Off ..........................................        24

Part II  Other Information
  Item 1.  Legal Proceedings ....................................        25
  Item 5.  Other Information ....................................     25-26
  Item 6.  Exhibits and Reports on Form 8-K .....................     27-28

Signature .......................................................        29
Exhibit Index ...................................................        30
Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................        31
Exhibit 12.1 - Computation of Ratio of Earnings to
  Fixed Charges - Pro Forma .....................................        32

                                                                                                            Form 10-Q
                                            PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                    Three Months Ended           Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                    June 30                     June 30
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                               1999        1998           1999         1998
----------------------------------------------------------------------------------------------------------------------
SALES<Fc> ....................................................       $6,994      $6,432        $13,289      $12,626
Other Income<Fd> .............................................          235         192            253<Fe>      489
                                                                     ------      ------        -------      -------
    Total ....................................................        7,229       6,624         13,542       13,115
                                                                     ------      ------        -------      -------
Cost of Goods Sold and Other Expenses<Fd> ....................        4,381       4,057          8,254        8,106
Selling, General and Administrative Expenses .................          625         506          1,160          985
Depreciation and Amortization ................................          373         367            708          699
Research and Development .....................................          387         274            745          538
Interest Expense .............................................          117         129            213          256
Purchased In-Process Research and Development<Ff> ............          -           -               40           60
Employee Separation Costs and Write-Down of Assets<Fg> .......           62          68             62          186
                                                                     ------      ------        -------      -------
    Total ....................................................        5,945       5,401         11,182       10,830
                                                                     ------      ------        -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
 AND MINORITY INTERESTS ......................................        1,284       1,223          2,360        2,285
Provision for Income Tax Expenses ............................          418         416            850          833
Minority Interests in Earnings of Consolidated Subsidiaries ..           20          13             36           21
                                                                     ------      ------        -------      -------
INCOME FROM CONTINUING OPERATIONS<Fc>.........................          846         794          1,474        1,431
DISCONTINUED OPERATIONS
  Income from Operations of Discontinued Business,
    Net of Income Taxes ......................................          -           165            -            434
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes ......................................           71         -              106          -
                                                                     ------      ------        -------      -------
NET INCOME ...................................................       $  917      $  959        $ 1,580      $ 1,865
                                                                     ======      ======        =======      =======


BASIC EARNINGS PER SHARE OF COMMON STOCK<Fh>
  Continuing Operations ......................................       $  .75      $  .70        $  1.30      $  1.26
  Discontinued Operations ....................................          .06         .15            .10          .39
                                                                     ------      ------        -------      -------
  Net Income .................................................       $  .81      $  .85        $  1.40      $  1.65
                                                                     ======      ======        =======      =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fh>
  Continuing Operations ......................................       $  .74      $  .69        $  1.29      $  1.24
  Discontinued Operations ....................................          .06         .14            .09          .38
                                                                     ------      ------        -------      -------
  Net Income .................................................       $  .80      $  .83        $  1.38      $  1.62
                                                                     ======      ======        =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK ..........................       $  .35      $  .35        $   .70      $  .665
                                                                     ======      ======        =======      =======

See Notes to Financial Statements.


                                                                                    Form 10-Q



                                                                         Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                 June 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                    1999          1998
---------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
  Net Income .....................................................    $ 1,580        $ 1,865
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations ....................       (106)          (434)
      Depreciation and Amortization ..............................        708            699
      Purchased In-Process Research and Development ..............         40             60
      Other Noncash Charges and Credits - Net ....................         60            (34)
      Change in Operating Assets and Liabilities - Net ...........       (591)          (712)
                                                                      -------        -------
        Cash Provided by Continuing Operations ...................      1,691          1,444
                                                                      -------        -------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of Property, Plant and Equipment .....................       (981)        (1,026)
  Investment in Affiliates .......................................        (24)           (55)
  Payments for Businesses Acquired (Net of Cash Acquired) ........     (1,624)          (698)
  Proceeds from Sales of Assets ..................................         62            265
  Investments in Short-Term Financial Instruments - Net ..........        (30)          (381)
  Miscellaneous - Net ............................................         (7)           (50)
                                                                      -------        -------
        Cash Used for Investment Activities of Continuing
          Operations .............................................     (2,604)        (1,945)
                                                                      -------        -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders .................................       (794)          (754)
  Net (Decrease) Increase in Borrowings ..........................     (2,737)         3,970
  Acquisition of Treasury Stock ..................................        (44)          (309)
  Proceeds from Exercise of Stock Options ........................         90            217
  Increase in Minority Interests .................................         80            -
                                                                      -------        -------
        Cash Provided by (Used for) Financing Activities .........     (3,405)         3,124
                                                                      -------        -------
Net Cash Flow from Discontinued Operations .......................      4,733           (260)
                                                                      -------        -------
Effect of Exchange Rate Changes on Cash ..........................        (96)             3
                                                                      -------        -------
INCREASE IN CASH AND CASH EQUIVALENTS ............................    $   319(i)     $ 2,366
                                                                      =======        =======




See Notes to Financial Statements.



                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                        June 30       December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                     1999           1998
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................      $ 1,501         $ 1,059
  Marketable Securities ............................................................           39              10
  Accounts and Notes Receivable ....................................................        5,446           4,201
  Inventories<Fj> ..................................................................        3,388           3,129
  Prepaid Expenses .................................................................          215             192
  Deferred Income Taxes ............................................................          548             645
                                                                                          -------         -------
    Total Current Assets ...........................................................       11,137           9,236
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization
  (June 30, 1999 - $20,748; December 31, 1998 - $20,597) ...........................       14,888          14,131
INVESTMENT IN AFFILIATES ...........................................................        1,988           1,796
OTHER ASSETS .......................................................................        5,730           4,956
NET ASSETS OF DISCONTINUED OPERATIONS<Fk> ..........................................        3,572           8,417
                                                                                          -------         -------
    TOTAL<Fc> ......................................................................       37,315          38,536
                                                                                          =======         =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................        1,844           1,929
  Short-Term Borrowings and Capital Lease Obligations ..............................        3,536           6,629
  Income Taxes .....................................................................          353             130
  Other Accrued Liabilities ........................................................        3,181           2,922
                                                                                          -------         -------
    Total Current Liabilities ......................................................        8,914          11,610
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................        4,934           4,495
OTHER LIABILITIES ..................................................................        7,741           7,640
DEFERRED INCOME TAXES ..............................................................          512             430
                                                                                          -------         -------
    Total Liabilities ..............................................................       22,101          24,175
                                                                                          -------         -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................          474             407
                                                                                          -------         -------
STOCKHOLDERS' EQUITY<Fl>
  Preferred Stock ..................................................................          237             237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at June 30, 1999 - 1,139,154,154; December 31, 1998 - 1,140,354,154 ............          342             342
  Additional Paid-In Capital .......................................................        7,917           7,854
  Reinvested Earnings ..............................................................        7,453           6,705
  Accumulated Other Comprehensive Loss .............................................         (523)           (432)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  June 30, 1999 - 10,050,727;
    December 31, 1998 - 14,167,867) ................................................         (686)           (752)
                                                                                          -------         -------
    Total Stockholders' Equity .....................................................       14,740          13,954
                                                                                          -------         -------
    TOTAL ..........................................................................      $37,315         $38,536
                                                                                          =======         =======

See Notes to Financial Statements.


                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)


[FN]
<Fa> These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. The company's petroleum business is reported as discontinued operations and is discussed in Notes (b) and (k).

<Fb> Discontinued Operations:

     On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business (Conoco Inc.). On October 21, 1998, the company's interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A Common Stock. In July 1999, the company announced the terms of the tax-free split-off to complete the divestiture by exchanging the remaining Conoco shares held by the company. On August 9, 1999, the company announced the successful completion of its exchange offer of Conoco Class B Common Stock for DuPont common stock. The company has not recognized a deferred tax liability for the difference between the book basis and tax basis of its investment in Conoco's common stock because this basis difference will not be subject to tax. The company's consolidated financial statements and notes report its petroleum business as discontinued operations. Prior periods have been restated. Results reported separately by Conoco are reported on a stand-alone basis and may differ from results based on discontinued operations reporting. In addition, beginning October 22, 1998, the company's results from discontinued operations reflect minority interests of 30.5 percent.

     Discussion of the exchange offer is on page 24.

                                                                                                            Form 10-Q

                                             NOTES TO FINANCIAL STATEMENTS
                                        (Dollars in millions, except per share)
                                                      (Continued)


<Fc> CONSOLIDATED SEGMENT INFORMATION -                          Three Months Ended              Six Months Ended
     CONTINUING OPERATIONS<F1>                                        June 30                        June 30
     ------------------------------------------------------------------------------------------------------------------
     (Dollars in millions)                                       1999          1998             1999           1998
     -----------------------------------------------------------------------------------------------------------------
     SEGMENT SALES<F2>
     -------------
     Agriculture & Nutrition ..........................       $1,092         $1,231          $ 1,872        $ 2,001
     Nylon Enterprise .................................        1,149          1,162            2,252          2,335
     Performance Coatings & Polymers ..................        1,656          1,190            2,806          2,338
     Pharmaceuticals<F3> ..............................          380            193              789            410
     Pigments & Chemicals .............................          949            939            1,815          1,859
     Polyester Enterprise .............................          667            759            1,291          1,493
     Specialty Fibers .................................          857            828            1,720          1,679
     Specialty Polymers ...............................        1,072          1,055            2,074          2,089
     Other ............................................          107            109              209            282
                                                              ------         ------          -------        -------
       Total Segment Sales ............................        7,929          7,466           14,828         14,486

     Elimination of Intersegment Transfers ............         (234)          (182)            (407)          (386)
     Elimination of Equity Affiliate Sales ............         (701)          (852)          (1,132)        (1,474)
                                                              ------         ------          -------        -------
       SALES ..........................................       $6,994         $6,432          $13,289        $12,626
                                                              ======         ======          =======        =======
     AFTER-TAX OPERATING INCOME (LOSS)
     ---------------------------------
     Agriculture & Nutrition ..........................       $  206         $  236          $   297        $   265<F4>
     Nylon Enterprise .................................          104             85<F5>          206             90<F5>
     Performance Coatings & Polymers ..................          160            128              260<F6>        250
     Pharmaceuticals ..................................           49             25              124             75
     Pigments & Chemicals .............................          158            137              304            294
     Polyester Enterprise .............................          (53)<F7>         1              (59)<F7>         5
     Specialty Fibers .................................          168            161              349            349
     Specialty Polymers ...............................          164            162              328            320
     Other ............................................           12             (5)              22             40
                                                              ------         ------          -------        -------
       Total Segment ATOI .............................          968            930            1,831          1,688

     Interest & Exchange Gains and Losses .............          (48)           (82)            (211)<F8>      (152)
     Corporate Expenses ...............................          (74)           (54)            (146)          (105)
                                                              ------         ------          -------        -------
       INCOME FROM CONTINUING OPERATIONS ..............       $  846         $  794          $ 1,474        $ 1,431
                                                              ======         ======          =======        =======
                                                                          June 30           December 31
     SIGNIFICANT CHANGE IN SEGMENT ASSETS                                   1999               1998
                                                                         ---------          -----------
     Performance Coatings & Polymers ..................                  $4,205<F9>           $2,214
                                                                         ======               ======


                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
Footnotes to Note (c)
---------------------

<F1> Certain reclassifications of segment data have been made, consistent with internal reporting, to reflect changes in organizational structure.

<F2> Includes pro rata equity affiliate sales and intersegment transfers.

<F3> The increase in sales reflects the current 100 percent ownership of the pharmaceuticals business versus 50 percent in 1998. In addition, effective first quarter 1999, revenues from contract manufacturing are reclassified from Other Income to Sales, and prior periods have been restated. These revenues are $21 and $48 for second quarter and year-to-date 1999, respectively, versus $20 and $35 for the comparable periods of 1998.

<F4> Includes a charge of $60 for revision, based on finalization of the purchase price allocation in conjunction with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

<F5> Includes charges of $45 for the quarter and $130 for the year-to-date related to rationalization of global Nylon operations, primarily shutdown of certain manufacturing facilities and employee separation costs.

<F6> Includes an estimated charge of $40 based on preliminary purchase price allocations in conjunction with the purchase of Herberts, the automotive coatings business of Hoechst AG, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

<F7> Includes a charge of $40 related to employee separation costs for about
     850 employees within the Polyester Enterprise.

<F8> Includes an exchange loss of $81 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts. The purchase price for Herberts was negotiated in German marks.

<F9> The change is primarily the result of the purchase of Herberts.  The preliminary purchase price allocation to assets acquired and liabilities assumed is discussed on pages 20 to 22.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

<Fd> Amortization of intangible assets is principally reported in Cost of
     Goods Sold and Other Expenses. Amortization for companies accounted for under the equity method is reported in Other Income. Total amortization of intangible assets was $61 and $107 for the second quarter and year-to-date 1999, respectively. Amounts for comparable periods of 1998 were $23 and $58, respectively.

<Fe>  Includes an exchange loss of $131 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts, the automotive coatings business of Hoechst AG. The purchase price for Herberts was negotiated in German marks.

<Ff> Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated. Year-to-date 1999 represents an estimated charge that was recorded in the first quarter in conjunction with the purchase of Herberts based on preliminary alloca-tions of purchase price that are subject to revision upon completion of valuations and purchase accounting allocations. Year-to-date 1998 represents a charge for revision, based on finalization of the purchase price allocation in conjunction with the purchase of Protein Technologies International.

<Fg> Second quarter 1999 charges of $62 result from employee separation costs for about 850 employees within the Polyester Enterprise. Second quarter 1998 charges of $68 result from employee separation costs for about 950 people within the Nylon Enterprise. Year-to-date 1998 charges also include $40 of employee separation costs within the Nylon Enterprise related to the termination of about 550 employees and $78 for the shutdown of related manufacturing facilities.

                                                                    Form 10-Q


                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

<Fh> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5 and $5.0 for the three- and six-month periods, respectively. For diluted earnings per share, the numerator is adjusted to recognize reduced share of earnings assuming options in subsidiary company stock are exercised if the effect of this adjustment is dilutive. The denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                   Three Months Ended                 Six Months Ended
                        June 30                           June 30
             ------------------------------    ------------------------------
                 Basic           Diluted           Basic           Diluted
             -------------    -------------    -------------    -------------
     1999    1,129,006,814    1,144,189,906    1,128,051,977    1,141,147,812
     1998    1,129,926,272    1,151,784,525    1,129,175,175    1,148,733,824

     The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised.

     The following average stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                               Three Months Ended        Six Months Ended
                                    June 30                   June 30
                              ---------------------    ---------------------
                                1999        1998         1999        1998
                              ---------   ---------    ---------   ---------
     Average Stock Options    3,060,038   2,536,563    5,818,219   3,767,540

     Compensation expense recognized in income for stock-based employee com-pensation awards was $23 and $26 for the three months and $30 and $60 for the six months ended June 30, 1999 and 1998, respectively.

     Shares held by the Flexitrust are not considered outstanding in comput-ing the foregoing weighted-average number of common shares.

<Fi> Includes the change in cash and cash equivalents classified in the
     Consolidated Balance Sheet within "Net Assets of Discontinued
     Operations."

                                                                    Form 10-Q


                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]
                                                     June 30      December 31
<Fj> Inventories                                       1999          1998
     -----------                                     -------      -----------
     Finished Products .........................     $2,408          $2,209
     Semifinished Products .....................        840             836
     Raw Materials and Supplies ................        813             749
                                                     ------          ------
                                                      4,061           3,794
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis .........        673             665
                                                     ------          ------
         Total .................................     $3,388          $3,129
                                                     ======          ======

                                                     June 30      December 31
<Fk> Net Assets of Discontinued Operations             1999          1998
     -------------------------------------           --------     -----------
     Cash and Cash Equivalents .................     $   252        $   375
     Other Current Assets ......................       2,831          2,864
     Property, Plant and Equipment - Net .......      11,221         11,438
     Other Assets ..............................       2,131          2,011
     Current Liabilities .......................      (3,277)        (2,473)
     Other Liabilities .........................      (7,885)        (4,115)
     Minority Interests ........................      (1,701)        (1,683)
                                                     -------        -------
       Net Assets of Discontinued Operations ...     $ 3,572        $ 8,417
                                                     =======        =======
     The reduction in net assets reflects outside financing obtained by Conoco in the second quarter 1999 to repay intercompany debt to DuPont.

<Fl> The following sets forth the company's total comprehensive income for the periods shown:
                                  Three Months Ended       Six Months Ended
                                       June 30                  June 30
                                  ------------------       -------------------
                                   1999      1998           1999        1998
                                   -----     -----         -------     -------
     Net Income ...........        $917      $959          $1,580      $1,865
     Other Comprehensive
       Income (Loss),
       Net of Tax .........           3        (7)            (91)        (27)
                                   ----      ----          ------      ------
     Total Comprehensive
       Income .............        $920      $952          $1,489      $1,838
                                   ====      ====          ======      ======
     The components of other comprehensive income are unrealized holding gains on available-for-sale securities, cumulative translation adjustments, and minimum pension liability.

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

              o The company has undertaken and may continue to undertake pro-ductivity initiatives, including organizational restructur-ings, to improve performance and generate cost savings.
                 There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

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

                                                                   Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 DuPont's second quarter 1999 diluted earnings per share from continuing operations before nonrecurring items of $.78 were up
         7 percent from second quarter earnings of $.73 last year. Includ-ing discontinued operations and nonrecurring items, diluted earnings per share were $.80 compared to $.83 in 1998.

         Results From Continuing Operations
         ----------------------------------
                 Sales in the quarter were $7.0 billion, up 9 percent from $6.4 billion in the second quarter of 1998, with acquisitions adding 13 percent to top-line growth. Excluding acquisitions, worldwide volumes declined about 1 percent, while prices were down 3 percent. Adverse currency effect from a stronger dollar was less than 1 percent.

                 The Asia Pacific region turned in a strong performance with a sales increase of 16 percent on 20 percent volume growth, reflecting gains in nearly all business units. European sales were up
         20 percent, with volumes up 24 percent. Excluding the Herberts acquisition, volumes were down 2 percent, while prices, reflecting a stronger dollar, declined 4 percent.

                 U.S. volumes were down 3 percent compared to last year's second quarter. Excluding the adverse volume impact resulting from weakness in the crop protection products business, U.S. volume was up 1 percent. Prices were down 3 percent, adversely affected by significantly lower polyester fiber prices.

                 Excluding nonrecurring items, income from continuing opera-tions for the second quarter 1999 was $886 million, compared to $839 million in 1998. Nonrecurring charges totaling $40 million and $45 million were taken in 1999 and 1998, respectively. The current quarter's nonrecurring item relates to employee separation costs for Polyester Enterprise staffing reductions as described in the notes to the financial statements. Second quarter 1998 non-recurring charges were for employee separation costs recorded in connection with rationalization of the global Nylon Enterprise.

         Results From Discontinued Operations
         ------------------------------------
                 The company is in the process of completing the divestiture of Conoco Inc. with a tax-free split off by exchanging its remaining Conoco shares (69.5 percent) for DuPont shares during the third quarter 1999. DuPont's consolidated financial statements and notes report its petroleum business as discontinued operations. Prior

                                                                    Form 10-Q



         periods have been restated. Results reported separately by Conoco are reported on a stand-alone basis and may differ from results based on discontinued operations. In addition, beginning October 22, 1998, the company's results from discontinued operations reflect minority interest of 30.5 percent. Further discussion of the exchange offer is on page 24.

                 Income from discontinued operations was $71 million compared to $165 million in last year's second quarter, down 57 percent principally reflecting lower natural gas prices and lower downstream margins, partly offset by higher oil prices. These factors, combined with the reduction of the company's ownership to 69.5 percent, resulted in a significant earnings decline.

             (2) Segment Performance:

                 The following text compares second quarter 1999 results with second quarter 1998, for sales and earnings of each segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Segment Information - Continuing Operations" table at Note (c) on pages 7 and 8. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affiliates. Total segment underlying after-tax operating income was $1,008 million compared to $975 million last year. Total segment sales were $7.9 billion, compared to $7.5 billion last year.

              o  Agriculture & Nutrition segment earnings were down
                 13 percent, principally reflecting weakness in the U.S. crop protection business for corn and soybeans, partly offset by better results for Nutrition & Health. Segment sales declined 11 percent reflecting a significant volume decrease in the United States and eastern European crop protection products markets.

              o Nylon Enterprise segment earnings were down 20 percent reflecting lower sales as higher volumes were more than offset by lower prices. Apparel and industrial markets continue to show weakness, while residential flooring remains strong in North America.

              o Performance Coatings & Polymers segment earnings were up 25 percent reflecting higher earnings across all business units. Sales were up 39 percent reflecting the addition of the Herberts acquisition and an average of 5 percent higher sales volume in the remaining businesses.

                                                                    Form 10-Q



              o Pharmaceuticals segment earnings were up 96 percent, primarily due to earnings improvements from "Sustiva" (efavirenz) and "Cozaar" (antihypertensive drug) as well as the current 100 percent ownership, increased from 50 percent. Partly offsetting these improvements were higher research and development costs and expected lower sales of "Coumadin" (anticoagulant).

              o  Pigments and Chemicals segment earnings were up
                 15 percent, reflecting increased earnings for white pigments and fluorochemicals. Fluorochemicals benefited from increased sales of CFC alternative products, and white pigments from growing volumes in Asia Pacific and lower raw material costs.

              o Polyester Enterprise segment posted a loss of $13 million versus earnings of $1 million last year. Sales were down 12 percent reflecting both excess capacity and intense competitive pressures in the industry.

              o Specialty Fibers segment sales and earnings each increased 4 percent, reflecting better results for "Lycra" spandex and nonwovens. "Lycra" volumes remain strong but average prices were adversely affected due to a combination of competitive pricing and currency weakness in Europe and South America.

              o Specialty Polymers segment earnings were essentially flat as earnings improvements in Photopolymers and Electronic Materials and DuPont "Corian" were offset by declines for Packaging and Industrial Polymers and Fluoropolymers.

              o The Other segment earnings were $12 million versus a loss of $5 million last year. This principally reflects the absence of staff employee separation costs incurred last year, and a benefit from internal service billings to businesses exceeding actual costs for staff services, consistent with internal segment reporting. This billing difference will be eliminated by year end.

                 In July, the company announced plans to streamline opera-tions, consolidate manufacturing and implement workforce reductions to improve performance in the Crop Protection Products and Performance Coatings businesses. The Crop Protection Products restructuring will result in a nonrecurring charge against third quarter earnings. The Performance Coatings restructuring, which largely relates to exiting certain activities of the Herberts' business, will be reflected in the determination of the fair value of

                                                                    Form 10-Q



         net assets acquired, and therefore, will not result in a material charge to 1999 earnings. Estimated annual pretax savings of approximately $200 million and $100 million, respectively, are expected to result from these initiatives.

         (b) Financial Condition at June 30, 1999

         Cash provided by continuing operations was $1.7 billion for the first half of 1999, as compared with $1.4 billion for the same period in 1998. Income from continuing operations of $1.5 billion in 1999 was in line with the prior year. Noncash charges for depreciation and amortization and for the write-off of purchased in-process research and development were also compar-able year to year. Other noncash charges and credits - net were higher in 1999 primarily reflecting the absence of the timing difference between affiliate income and dividends for DuPont Merck Pharmaceuticals. Net operat-ing assets increased $591 million in 1999 and $712 in 1998, reflecting a typical pattern of seasonal working capital builds in a number of businesses. Seasonal increases in working capital are usually reversed by year end.

         Year-to-date capital investments for purchases of property, plant, and equipment and investments in affiliates were $1.0 billion, as compared to $1.1 billion spent in 1998. Payments for businesses acquired in 1999 totaled $1.6 billion and primarily reflect the acquisition of Herberts, the automotive coatings business of Hoechst AG. This acquisition also included the assumption of $0.2 billion in Herberts' debt. First half 1998 payments for businesses acquired include $0.7 billion for acquisition of ICI's polyester films business.

         Proceeds from the sale of assets in the first half of 1999 totaled $62 million, none of which were individually significant. Proceeds from the sale of assets in the first half of 1998 totaled $265 million, and included the sale of certain hydrogen peroxide properties for $160 million, and the sale of the Printing and Publishing business totaling $86 million.

         Year-to-date 1999 the company spent $44 million to purchase and retire 840,000 shares of DuPont common stock. These purchases were part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensa-tion programs. In first half 1998, the company spent $374 million to purchase and retire 6 million shares, and not related to the shares buyback program, the company received $65 million as a final settlement payment associated with 16 million shares repurchased in a private placement trans-action in December 1997.

         Increase in minority interests in 1999 includes $79 million for sale of an approximate 14 percent interest in the DuPont Photomasks, Inc. business, further reducing DuPont's ownership to approximately 55 percent.

                                                                    Form 10-Q



         Total debt, including capital lease obligations, at June 30, 1999, was $8.5 billion, as compared to $11.1 billion at year-end 1998. The decrease primarily reflects the retirement of commercial paper. During the second quarter, Conoco paid off all outstanding intercompany debt to DuPont.
Conoco's debt to DuPont totaled $4.6 billion at year-end 1998. The proceeds from Conoco, together with cash provided by continuing operations, were used to finance the $2.6 billion spent on investment activities, pay dividends, and reduce borrowings.

      Certain Statistics - Continuing Operations
      ------------------------------------------
                                            At 6/30/99      At 12/31/98
                                            ----------      -----------
      Cash Flow to Total Debt
        (previous 12 months cash
        provided by operations to
        total debt) ..................           52%             37%

      Current Ratio (current assets
        to current liabilities) ......        1.2:1           0.8:1

      Earnings to Fixed Charges ......          5.9             3.3

      Earnings to Fixed Charges -
        Pro Forma*....................          8.3             4.5

      ------------------
      *Pro Forma statistics reflect the ratio of earnings to fixed charges on a continuing operations basis, excluding interest and debt expense which has been allocated to or incurred by discontinued operations.

         The Cash Flow to Total Debt ratio increased as of June 1999 versus year-end 1998 primarily due to the decrease in total debt. Days' sales outstanding averaged 55 days in the second quarter, a decrease of 4 days from first quarter 1999, and an increase of 3 days from the second quarter of 1998.

         (c) Other Items

             Year 2000 Readiness Disclosure
             ------------------------------
         This update on the status of the company's program to become Year 2000-capable should be read in conjunction with the Year 2000 Readiness Disclosure in the company's 1998 annual report on Form 10-K. The inventory, assessment, remediation, testing and return to production phases of the company's Year 2000 Project have been substantially completed across all

                                                                Form 10-Q



businesses. Except for those acquired by the company during its acquisition of Herberts, the company's critical and significant systems are expected to be remediated on the following schedule:

                                                                Status As Of
                 Systems                       Time Frame         6/30/99
                 -------                       ------------     ------------
Telecommunications .......................     11/98 - 3/99      Completed*

Mainframe Corporate Data Centers .........         4/99          Completed*

Mid-Range Computers ......................     10/98 - 6/99      Completed*

Corporate
  (e.g., Payroll and Electronic Mail) ....      1/99 - 6/99      Completed*

Business
  (e.g., Inventory Processing) ...........     12/98 - 4Q99         94%**

Manufacturing, Process Control and
  Equipment ..............................      4Q98 - 4Q99      Completed*

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


         Since Herberts' Year 2000 Program is configured differently from the company's, Herberts' systems are not included in the foregoing remediation timetable. Herberts has identified all of its critical and significant systems which require remediation to be Year 2000-capable. Herberts expects to complete the remediation of all of these systems by the end of October 1999.

         The company is continuing its Business Partner 2000 Program with key suppliers and major customers. As of the end of the second quarter, the company assessed 7 percent of its key suppliers and 29 percent of its major customers as at a high risk of not becoming Year 2000-capable on a timely basis.

         While the company expects minimal disruptions as a result of the Year 2000 Problem, the company's individual businesses have completed over 1,900 contingency plans to address potential interruptions in internal systems which may be caused by the Year 2000 Problem as well as in the supply chain due to the failure of key suppliers and major customers to become Year 2000-capable





                                     19
<page<

                                                                    Form 10-Q



on a timely basis. The company is testing selected contingency plans under various Year 2000 scenarios to verify the execution process for the plans, to make sure that the required communications links are in place and to assure integration of the plans within and across all of the businesses.

         The company expects total expenditures to become Year 2000 capable to be in the range of $350 million to $400 million including Herberts. The company has shifted more of the work required to address the Year 2000 Problem from contractors to internal resources and, consequently, now expects that approximately 25 percent of total expenditures will reflect internal costs.
As of June 30, 1999, the company had spent an estimated $250 million on implementing its plan. The company does not specifically track all costs associated with employees working on Year 2000 projects, but has included an estimate of these costs in the amount of internal costs included in the range above. The company does not include the costs of systems projects which will address the Year 2000 Problem but were initiated to accomplish other (non-Year
2000) objectives. The company will fund Year 2000 expenditures from company cash flow from operations and expects that total remediation costs and the reallocation of internal resources, will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

         The foregoing timetable and assessment of costs to become Year 2000-capable reflect management's best estimates. These estimates are based upon many assumptions, including: assumptions about the cost, availability and ability of resources to identify and classify systems properly; properly identifying them as needing remediation; locating, remediating and modifying affected systems; and making various assessments of Year 2000 readiness of key third parties. Based upon its activities to date, the company does not believe that these factors will cause its current cost and timetable projec-tions to differ significantly from those estimated. However, the company cannot reasonably estimate the potential impact on its financial condition, results of operations or liquidity if critical third parties, including suppliers, customers and governments, do not become Year 2000-capable on a timely basis.

             Purchased In-Process Research and Development
             ---------------------------------------------
               Performance Coatings
               --------------------
         In February 1999, the company purchased the global Herberts coatings business from Hoechst AG for $1,599 million cash and acquisition related costs of $15 million. The preliminary allocation of purchase price to the

                                                                    Form 10-Q



identifiable assets acquired and liabilities assumed, based on their estimated fair values, which was recorded in the first quarter of 1999, is as follows (dollars in millions):

         Current Assets .................................     $ 744

         Property, Plant and Equipment ..................       605

         Completed Technology ...........................        65

         In-Process Research and Development ............        40

         Other Assets ...................................        96

         Liabilities ....................................      (681)
                                                              -----
           Total Identifiable Assets Less Liabilities ...     $ 869

         The $745 million excess of purchase price over the fair value of the identifiable assets less liabilities was recorded as goodwill which is being amortized over 20 years.

         The company continues to obtain data to support the purchase price allocation, principally in respect of the cost of exiting certain activities of the Herberts business, and valuation of tangible and intangible assets. In addition, adjustments to the purchase price continue to be negotiated with Hoechst AG. Finalization of purchase accounting is not expected to have a material impact on 1999 reported earnings.

         Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced, but not yet completed, at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. At the date of the acquisition, Herberts had 29 research and development projects meeting the criteria for purchased in-process research and development. These projects were of two principal types (dollars in millions):

                                             Number of     Preliminary
                  Project Type               Projects      Fair Value
                  ------------               ---------     -----------
        New Product Development ........         25            $31

        New Manufacturing Processes ....          4            $ 9

         The fair values of these projects are based on estimates prepared by management utilizing procedures that DuPont has adopted for other business acquisitions. These procedures utilize explicit assumptions about the range of possible estimated cash flows and their respective probabilities to

                                                                    Form 10-Q



determine the expected cash flow for each project. Under this approach, projected cash flows are adjusted for risks prior to being discounted to present value. Risks so addressed include completion risk, competitive risk, and timing risk.

         A Probability of Technical and Commercial Success factor is used to adjust for the risk that a project may not be successfully completed. It is based on scientific judgment regarding the results achieved to date, the com-plexity of successfully completing the project, and the business' historical experience with similar types of research and development projects. Histor-ical experience is also used to probability adjust projected future revenues for the effects of competition and other events that could cause variations in the amount and timing of future cash flows. Other than reflecting the future benefits associated with planned cost reduction initiatives, the project cash flows do not anticipate any material changes from historical pricing, margins and expense levels.

         New Product Development projects have as their goal the discovery and development of new formulations and/or significant modifications of product formulations. Management estimates the Probability of Technical and Commercial Success for these projects ranges from 20 percent to 85 percent. These projects are expected to be completed in the period 1999 to 2004.

         The New Manufacturing Processes projects have as their goal the design and development of new manufacturing processes. Management estimates the Probability of Technical and Commercial Success for these projects ranges from 25 percent to 70 percent. These projects are expected to be completed in the period 1999 to 2005.

         Successful completion of a project is deemed to occur when the new product or process has been defined and technological feasibility has been objectively demonstrated. Given the unique nature of these projects, they do not have alternative future use. However, if none of these projects were successfully completed, there would not be a material impact on the future operations of the company. The risk-adjusted cost to complete these 29 projects is estimated to total $24 million over the period 1999 to 2006.

         Cash flows were discounted to present value using a discount rate aligned with the estimated weighted average cost of capital for this business. This was deemed by management to be appropriate given the extensive historical knowledge and experience regarding these types of research and development projects and this line of business.

                                                                     Form 10-Q



               Prior Acquisitions
               ------------------
         The following summarizes significant developments with respect to in-process research and development acquired in 1997 and 1998:

                 DuPont Pharmaceuticals
                 ----------------------
         "Sustiva" (efavirenz) received full marketing authorization from the European Commission on June 1, 1999, and "Innohep" (tinzaparin) was submitted for FDA approval on June 30, 1999. The timing of these events was consistent with expectations at the date of acquisition.

                 Polyester Films, Resins, Intermediates and Fibers
                 -------------------------------------------------
         As previously announced, the company intends to form joint ventures with Sabanci of Turkey for polyester intermediates, resins and fibers in Greater Europe and with Teijin for films globally. In-process research and development projects acquired from ICI that are still in process at the date these ventures are formed will be contributed to the ventures and will no longer be controlled by DuPont. Failure to complete these projects would not be expected to materially alter the expected investment return to the company, or the results of operations or financial condition of the company.

                 Pioneer Hi-Bred International
                 -----------------------------
         Since the company's 1997 purchase of an approximate 20 percent interest in Pioneer Hi-Bred International, the Pioneer projects that con-stituted acquired in-process research and development at the date of acquisi-tion have reached varying levels of development. Significant changes since 1997 include the successful commercialization of first generation European corn borer resistant corn hybrids, as well as successful commercialization of record numbers of new high performance hybrids of corn and varieties of soybeans. Significant progress has been made in connection with the develop-ment of new corn hybrids containing improved agronomic traits. The develop-ment of premium value seed products containing multiple quality traits is progressing slower than previously anticipated. In addition, weak commodity prices have contributed to increased uncertainty over the size of the market for quality trait products and the value of that market. If these development and market conditions persist, the future value of these projects to the company could be adversely affected.

             Pioneer Merger
             --------------
         In March, DuPont and Pioneer Hi-Bred International, Inc. executed a definitive agreement for a stock and cash merger that will result in the company's complete ownership of Pioneer. The company currently has a 20 percent equity interest in Pioneer. Under the terms of the agreement, Pioneer shareholders will receive $40.00 per share, with 45 percent of the shares to be exchanged for cash and 55 percent of the shares receiving

                                                                    Form 10-Q



DuPont common stock. The total equity value of the transaction is estimated to be approximately $7.7 billion for the 80 percent of Pioneer not currently owned by DuPont. Pioneer shareholders will have certain rights to elect which form of consideration they will receive. The merger is expected to close later this year subject to approval of Pioneer's shareholders.

         The merger has received nonobjection from the relevant antitrust regulatory authorities. Pioneer's preliminary proxy was filed on July 2, 1999, and is currently under review by the Securities and Exchange Commission.

             Conoco Split-Off
             ----------------
         On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business (Conoco Inc.). On October 21, 1998, the company's interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A Common Stock. In connection with the separation from DuPont, Conoco and DuPont entered into a tax sharing agree-ment. Several matters under the tax sharing agreement are currently in dispute between Conoco and DuPont. DuPont's obligations to Conoco arising out of the most significant of these matters could range from zero to up to approximately $160 million, depending on the outcome of the dispute. DuPont believes that any settlement of the dispute will not be material to its financial position or to the anticipated gain on disposal of discontinued business.

         On July 9, 1999, DuPont set the exchange ratio for the offer to its shareholders to exchange one share of DuPont common stock for 2.95 shares of the Conoco Class B Common Stock currently held by DuPont up to a maximum of 148 million shares of DuPont common stock. The exchange offer was available only to DuPont shareholders who are United States persons, as defined in the Offering Circular-Prospectus, and the exchange offer commenced on July 12, and it expired at 12:00 midnight, New York City time, on August 6, 1999.

         On August 9, 1999, DuPont announced that it has accepted approxi-mately 148 million shares of DuPont common stock in exchange for approximately
436.5 million shares of Conoco Class B Common Stock. Based on preliminary results, which indicate the offer is oversubscribed, DuPont anticipates that approximately 41 percent of the DuPont shares tendered will be accepted for exchange. The estimated 41 percent proration factor is subject to change. It is expected that DuPont will have approximately 982 million shares of common stock outstanding after completion of the exchange.

         Also on July 14, 1999, DuPont commenced an offer to its shareholders who are non-United States persons to sell some or all of their shares to DuPont for $80.76 for each share of DuPont common stock up to a maximum of 8 million shares of DuPont common stock. Only non-United States persons as defined in the Offer to Purchase are eligible to participate in the cash offer. The cash offer expires at 12:00 midnight, New York City time, on August 10, 1999, unless extended.

                                                                     Form 10-Q



                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with more than 760 lawsuits, most by growers who allege plant damage from using "Benlate" 50 DF fungicide. Approximately 61 crop lawsuits are still pending against the company, as are approximately 40 additional "Benlate" 50 DF cases based on alleged personal injury and based on alleged damage to shrimp farming operations. In addition, a securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. A shareholder derivative action filed in Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation, also remains pending. A motion to dismiss the complaint has recently been filed. Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. Approximately 41 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida, Hawaii, and Delaware. DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.


Item 5.  OTHER INFORMATION

Changes in DuPont's Board of Directors
--------------------------------------
         Goran Lindahl, president and CEO of ABB, was elected a member of DuPont's Board of Directors effective July 28, 1999. Lindahl, 54, assumed his present position in 1997. He is a member of the boards of directors of ABB Ltd. and LM Ericsson AB. Goran Lindahl joined Asea in 1971 in Ludvika, Sweden, and has held senior level managerial assignments in engineering,

                                                                    Form 10-Q



research and development, manufacturing and sales and marketing. He was named president of Asea Transmission in 1985 and executive vice president of ASEA AB a year later. After the 1988 merger of Asea and BBC Brown Boveri to create ABB, Lindahl became executive vice president and a member of the group executive committee. ABB is a globalized technology and engineering company serving customers in power transmission and distribution; automation; oil, gas and petrochemicals; industrial products and contracting; and in financial services. Power generation customers are served by a joint venture ABB ALSTOM POWER. The ABB Group employs about 160,000 people in more than 100 countries.

         Separately, Goro Watanabe retired from DuPont's Board of Directors on June 30, 1999.

DuPont Realigns Senior Leadership Responsibilities;
Sets Pioneer Hi-Bred International Inc., Post-Merger Executive Roles
--------------------------------------------------------------------
         On July 30, 1999, the company announced that two senior executives will realign responsibilities to better focus on major priorities related to the company's evolving pharmaceuticals, agriculture and nutrition strategy. The company also outlined senior executive roles for certain officers of Pioneer Hi-Bred International, Inc., pending completion of the merger which is subject to approval by the shareholders of Pioneer.

         Kurt M. Landgraf, executive vice president and chief operating officer, will focus primarily on leading and implementing the company's pharmaceuticals strategy. DuPont announced in March that it planned to actively seek strategic alliances with other strong partners in the pharmaceutical industry to bring DuPont Pharmaceuticals to the critical mass necessary to ensure long-term success.

         Richard R. Goodmanson, executive vice president and chief operating officer, will assume responsibility for the business and research units in the Agriculture and Nutrition business segment currently reporting to Landgraf.
He also will have overall responsibility for the integration of Pioneer into DuPont. Goodmanson will retain responsibility for the Asia Pacific region and for businesses in the Specialty Fibers and Performance Coatings and Polymers segments.

         Following the expected closing of the merger with Pioneer, the company plans to appoint Charles S. Johnson, currently chairman, president and chief executive officer of Pioneer, to the position of DuPont executive vice president and member of the Office of the Chief Executive, reporting to the company's chairman and CEO.

         Succeeding Johnson as president and chief executive officer of Pioneer would be Jerry L. Chicoine, currently Pioneer's executive vice president and chief operating officer. He would report to Goodmanson.

                                                                    Form 10-Q


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 30.

         (b) Reports on Form 8-K

               1. On April 16, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed Consolidated Industry Segment Information (Quarterly) of Continuing Operations for the years ending December 31, 1998 and 1997.

               2. On April 27, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 27, 1999, was filed.

               3. On June 14, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release entitled, "DuPont Announces Polyester Restructurings."

               4. On July 2, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5. "Other
                   Events," the Registrant filed a press release entitled, "DuPont to Restructure Crop Protection Business."

               5. On July 12, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed three press releases entitled, "DuPont Sets Ratio for Exchange Offer for

                                                                    Form 10-Q



                   Conoco Inc. Class B Common Stock," "SEC Declares Registration Statement for Exchange Offer Effective," and "DuPont Commences Exchange Offer for Conoco Inc. Class B Common Stock."

               6. On July 14, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 5, "Other Events," the Registrant filed a press release entitled, "DuPont Commences Cash Offer for DuPont Common Stock."

               7. On July 28, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated July 28, 1999, was filed.

               8. On August 2, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "DuPont Realigns Senior Leadership Responsibilities; Sets Pioneer Hi-Bred International Inc., Post-Merger Executive Roles," dated July 30, 1999.

               9. On August 9, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "DuPont Exchange Offer for Conoco Inc. Class B Common Stock Successful."

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:          August 10, 1999
                              -----------------------------------------




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


   27*         Financial Data Schedule - quarter ended June 30, 1999.






--------------
*Filed electronically only.

                                                                                                                    Form 10-Q
                                                                                                                    Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)



                                                                                        Years Ended December 31
                                                      Six Months Ended   -----------------------------------------------------
                                                       June 30, 1999       1998        1997        1996       1995      1994
                                                      ----------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ..............................       $1,474         $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ........................          850            941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................           36             24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ............................          (85)           (39)        936<Fa>      82         126       (33)
Capitalized Interest ..............................          (59)          (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ..............           35<Fb>         65<Fb>      82<Fb>     127<Fb>      81        77
                                                            ------       ------      ------      ------      ------    ------
                                                             2,251        2,519       3,767       4,526       4,450     3,345
                                                            ------       ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ....................................            213          520         389         409         449       343
  Interest and Debt Expense - Discontinued
    Operations ....................................            153          304         252         304         308       216
  Capitalized Interest - Continuing Operations ....             59          120          80          70          76        83
  Capitalized Interest - Discontinued
    Operations ....................................              3           78          90          73          95        59
  Rental Expense Representative of Interest
    Factor ........................................             36           71          83          80          80        83

                                                            ------       ------      ------      ------      ------    ------
                                                               464        1,093         894         936       1,008       784
                                                            ------       ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges ...................................         $2,715       $3,612      $4,661      $5,462      $5,458    $4,129
                                                            ======       ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned ..........            5.9          3.3         5.2         5.8         5.4       5.3
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


                                                                                                                  Form 10-Q
                                                                                                                  Exhibit 12.1


                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                                            PRO FORMA

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)

                                       Ratio of earnings to fixed charges on a continuing
                                 operations basis excluding interest allocated to or incurred by
                                   Conoco Inc., which is reported as discontinued operations.


                                                                                        Years Ended December 31
                                                      Six Months Ended   -----------------------------------------------------
                                                       June 30, 1999       1998        1997        1996       1995      1994
                                                      ----------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ..............................       $1,474         $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ........................          850            941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................           36             24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ............................          (85)           (39)        936<Fa>      82         126       (33)
Capitalized Interest ..............................          (59)          (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ..............           35<Fb>         65<Fb>      82<Fb>     127<Fb>      81        77
                                                          ------         ------      ------      ------      ------    ------
                                                           2,251          2,519       3,767       4,526       4,450     3,345
                                                          ------         ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense<Fc> ...................          213            520         389         409         449       343
  Capitalized Interest ............................           59            120          80          70          76        83
  Rental Expense Representative of Interest
    Factor ........................................           36             71          83          80          80        83
                                                          ------         ------      ------      ------      ------    ------
                                                             308            711         552         559         605       509
                                                          ------         ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................         $2,559         $3,230      $4,319      $5,085      $5,055    $3,854
                                                          ======         ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned<Fc> ....            8.3            4.5         7.8         9.1         8.4       7.6
                                                          ======         ======      ======      ======      ======    ======

-----------------------------
<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Excludes interest and debt expense which has been allocated to or incurred by discontinued operations.
