Form 10-Q
period 1999-11-09
DUPONT E I DE NEMOURS & CO
filed 1999-11-09
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

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


                           Yes   X         No


1,044,524,808 shares (excludes 7,947,919 shares held by DuPont's Flexitrust) of common stock, $0.30 par value, were outstanding at October 31, 1999.

                                                                   Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements
    Consolidated Income Statement ...............................         3
    Consolidated Statement of Cash Flows ........................         4
    Consolidated Balance Sheet ..................................         5
    Notes to Financial Statements ...............................      6-15

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
    Forward-Looking Statements ..................................     16-17
    Results of Operations:
      Financial Results .........................................     18-19
      Segment Performance .......................................     19-20
    Financial Condition .........................................     20-22
    Other Items:
      Pioneer Hi-Bred International, Inc. Merger ................     22-23
      Borrowings ................................................        23
      WebMD Warrants ............................................        23
      Herberts Acquisition ......................................        23
      Year 2000 Readiness Disclosure ............................     23-25
      Purchased In-Process Research and Development .............        25
      Conoco Split-Off ..........................................     25-26

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     26-27
  Item 6.  Exhibits and Reports on Form 8-K .....................     27-30

Signature .......................................................        31
Exhibit Index ...................................................        32
Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................        33
Exhibit 12.1 - Computation of Ratio of Earnings to
  Fixed Charges - Pro Forma .....................................        34


                                            PART I.  FINANCIAL INFORMATION                                  Form 10-Q
Item 1.  FINANCIAL STATEMENTS
E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                    Three Months Ended           Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa><Fb>                                  September 30                September 30
-----------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                               1999        1998           1999         1998
----------------------------------------------------------------------------------------------------------------------
SALES<Fc> ....................................................       $6,481      $6,042        $19,800      $18,668
Other Income<Fd> .............................................          159         136<Fe>        412<Ff>      625<Fe>
                                                                     ------      ------        -------      -------
    Total ....................................................        6,640       6,178         20,212       19,293
                                                                     ------      ------        -------      -------
Cost of Goods Sold and Other Expenses<Fd> ....................        4,184       3,770         12,468       11,876
Selling, General and Administrative Expenses .................          624         542          1,784        1,527
Depreciation and Amortization ................................          373         368          1,081        1,067
Research and Development .....................................          394         362          1,139          900
Interest and Debt Expense ....................................          120         160            333          416
Purchased In-Process Research and Development<Fg> ............          -         1,441             40        1,501
Employee Separation Costs and Write-Down of Assets<Fh> .......          534         391            596          577
                                                                     ------      ------        -------      -------
    Total ....................................................        6,229       7,034         17,441       17,864
                                                                     ------      ------        -------      -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  MINORITY INTERESTS AND EXTRAORDINARY ITEM ..................          411        (856)         2,771        1,429
Provision for Income Tax Expenses (Credits) ..................          216        (290)         1,066          543
Minority Interests in Earnings (Loss) of Consolidated
  Subsidiaries ...............................................           14          (2)            50           19
                                                                     ------      ------        -------      -------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM<Fc> .....................................          181        (564)         1,655          867
DISCONTINUED OPERATIONS
  Income from Operations of Discontinued Business,
    Net of Income Taxes ......................................          -           160            -            594
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes<Fi> ..................................        7,349         -            7,455          -
                                                                     ------      ------        -------      -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................        7,530        (404)         9,110        1,461
Extraordinary Charge from Early Extinguishment of Debt,
  Net of Income Taxes<Fj> ....................................          -          (201)           -           (201)
                                                                     ------      ------        -------      -------
NET INCOME (LOSS) ............................................       $7,530      $ (605)       $ 9,110      $ 1,260
                                                                     ======      ======        =======      =======
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK<Fk><Fl>
  Continuing Operations Before Extraordinary Item ............       $  .17      $ (.50)       $  1.50      $   .76
  Discontinued Operations ....................................         7.08         .14           6.79          .53
  Extraordinary Charge .......................................          -          (.18)           -           (.18)
                                                                     ------      ------        -------      -------
  Net Income (Loss) ..........................................       $ 7.25      $ (.54)       $  8.29      $  1.11
                                                                     ======      ======        =======      =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fk><Fl>
  Continuing Operations Before Extraordinary Item ............       $  .17      $ (.50)       $  1.48      $   .75
  Discontinued Operations ....................................         6.98         .14           6.71          .52
  Extraordinary Charge .......................................          -          (.18)           -           (.18)
                                                                     ------      ------        -------      -------
  Net Income (Loss) ..........................................       $ 7.15      $ (.54)       $  8.19      $  1.09
                                                                     ======      ======        =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK ..........................       $  .35      $  .35        $  1.05      $ 1.015
                                                                     ======      ======        =======      =======
See Notes to Financial Statements.


                                                                                    Form 10-Q




                                                                          Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa><Fb>                                September 30
---------------------------------------------------------------------------------------------
(Dollars in millions)                                                    1999           1998
---------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
  Net Income ....................................................      $ 9,110       $ 1,260
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations ...................       (7,455)         (594)
      Extraordinary Charge from Early Retirement of Debt ........          -             275
      Depreciation and Amortization .............................        1,081         1,067
      Purchased In-Process Research and Development .............           40         1,501
      Other Noncash Charges and Credits - Net ...................          564           (29)
      Change in Operating Assets and Liabilities - Net ..........         (355)       (1,113)
                                                                       -------       -------
        Cash Provided by Continuing Operations ..................        2,985         2,367
                                                                       -------       -------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of Property, Plant and Equipment ....................       (1,422)       (1,561)
  Investment in Affiliates ......................................          (37)          (55)
  Payments for Businesses Acquired (Net of Cash Acquired) .......       (1,689)       (3,048)
  Proceeds from Sales of Assets .................................           64           369
  Investments in Short-Term Financial Instruments - Net .........         (437)         (220)
  Miscellaneous - Net ...........................................          (13)          (39)
                                                                       -------       -------
        Cash Used for Investment Activities of Continuing
          Operations ............................................       (3,534)       (4,554)
                                                                       -------       -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders ................................       (1,141)       (1,150)
  Net (Decrease) Increase in Borrowings .........................       (1,453)        4,835
  Acquisition of Treasury Stock<Fm> .............................         (690)         (704)
  Proceeds from Exercise of Stock Options .......................          143           242
  Increase (Decrease) in Minority Interests .....................          105           (16)
                                                                       -------       -------
        Cash (Used for) Provided by Financing Activities ........       (3,036)        3,207
                                                                       -------       -------
Net Cash Flow from Discontinued Operations<Fm> ..................        4,534          (193)
                                                                       -------       -------
Effect of Exchange Rate Changes on Cash .........................          (78)          124
                                                                       -------       -------
INCREASE IN CASH AND CASH EQUIVALENTS     .......................      $   871       $   951
                                                                       =======       =======




See Notes to Financial Statements.


                                                                                                          Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa><Fb>                                                     September 30     December 31
-------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                   1999             1998
-------------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................    $  2,305          $ 1,059
  Marketable Securities ............................................................         294               10
  Accounts and Notes Receivable ....................................................       5,200            4,201
  Inventories<Fo> ..................................................................       3,595            3,129
  Prepaid Expenses .................................................................         180              192
  Deferred Income Taxes ............................................................         533              645
                                                                                        --------          -------
    Total Current Assets ...........................................................      12,107            9,236
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation and amortization
  (September 30, 1999 - $20,941; December 31, 1998 - $20,597) .....................       14,601           14,131
INVESTMENT IN AFFILIATES ...........................................................       1,955            1,796
OTHER ASSETS .......................................................................       5,773            4,956
NET ASSETS OF DISCONTINUED OPERATIONS<Fp> ..........................................         -              8,417
                                                                                        --------          -------
    TOTAL<Fc> ......................................................................      34,436           38,536
                                                                                        ========          =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................       1,942            1,929
  Short-Term Borrowings and Capital Lease Obligations ..............................       5,227            6,629
  Income Taxes .....................................................................         335              130
  Other Accrued Liabilities ........................................................       3,150            2,922
                                                                                        --------          -------
    Total Current Liabilities ......................................................      10,654           11,610
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................       4,622            4,495
OTHER LIABILITIES ..................................................................       7,743            7,640
DEFERRED INCOME TAXES ..............................................................         627              430
                                                                                        --------          -------
    Total Liabilities ..............................................................      23,646           24,175
                                                                                        --------          -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................         505              407
                                                                                        --------          -------
STOCKHOLDERS' EQUITY<Fq>
  Preferred Stock ..................................................................         237              237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at September 30, 1999 - 1,139,514,154; December 31, 1998 - 1,140,354,154 .......         342              342
  Additional Paid-In Capital .......................................................       7,788            7,854
  Reinvested Earnings ..............................................................      14,637            6,705
  Accumulated Other Comprehensive Loss .............................................        (170)            (432)
  Common Stock in Treasury, at Cost (Shares:  September 30, 1999 - 155,980,872) ....     (12,051)             -
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  September 30, 1999 - 8,226,864;
    December 31, 1998 - 14,167,867) ................................................        (498)            (752)
                                                                                        --------          -------
    Total Stockholders' Equity .....................................................      10,285           13,954
                                                                                        --------          -------
    TOTAL ..........................................................................    $ 34,436          $38,536
                                                                                        ========          =======

See Notes to Financial Statements.


                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)


[FN]
<Fa> These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. All such adjustments are of a normal recurring nature. The company's former petroleum business is reported as discontinued operations and is discussed in Notes (b), (i) and (p).

<Fb> Discontinued Operations:

     On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business (Conoco Inc.). On October 21, 1998, the company's interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A common stock. In July 1999, the company announced the terms of the tax-free split-off to complete the divestiture by exchanging the remaining Conoco shares held by the company for DuPont common stock. On August 6, 1999, the company successfully completed the exchange offer of Conoco Class B common stock for DuPont common stock. The company's consolidated financial statements and notes report its former petroleum business as discon-tinued operations. Prior periods have been restated. Results reported separately by Conoco prior to completion of the exchange offer on August 6, 1999, were on a stand-alone basis and may differ from results based on discontinued operations reporting. In addition, from October 22, 1998, through August 6, 1999, the company's results from discontinued operations reflected minority interests of 30.5 percent.

     Discussion of the exchange offer is on pages 25 and 26.

                                                                                                            Form 10-Q

                                             NOTES TO FINANCIAL STATEMENTS
                                        (Dollars in millions, except per share)
                                                      (Continued)

<Fc> CONSOLIDATED SEGMENT INFORMATION -                         Three Months Ended              Nine Months Ended
     CONTINUING OPERATIONS<F1>                                     September 30                   September 30
     -------------------------------------------------------------------------------------------------------------------
     (Dollars in millions)                                       1999          1998            1999            1998
     ------------------------------------------------------------------------------------------------------------------
     SEGMENT SALES<F2>
     -------------
     Agriculture & Nutrition .............................    $  461        $  569         $ 2,333         $ 2,570
     Nylon Enterprise ....................................     1,097         1,148           3,349           3,483
     Performance Coatings & Polymers .....................     1,618         1,074           4,424           3,412
     Pharmaceuticals<F3> .................................       384           366           1,173             776
     Pigments & Chemicals ................................       912           909           2,727           2,768
     Polyester Enterprise ................................       668           664           1,935 <F4>      2,157
     Specialty Fibers ....................................       852           818           2,572           2,497
     Specialty Polymers ..................................     1,069           990           3,143           3,079
     Other ...............................................       105           104             314             386
                                                              ------        ------         -------         -------
         Total Segment Sales .............................     7,166         6,642          21,970          21,128

     Elimination of Intersegment Transfers ...............      (189)         (179)           (542)<F4>       (565)
     Elimination of Equity Affiliate Sales ...............      (496)         (401)         (1,628)         (1,875)
     Miscellaneous .......................................       -             (20)            -               (20)
                                                              ------        ------         -------         -------
         SALES ...........................................    $6,481        $6,042         $19,800 <F4>    $18,668
                                                              ======        ======         =======         =======
     AFTER-TAX OPERATING INCOME (LOSS)<F5>
     ---------------------------------
     Agriculture & Nutrition .............................    $ (143)<F6>   $   (9)        $   154 <F6>    $   256 <F7>
     Nylon Enterprise ....................................      (250)<F8>       64             (44)<F8>        154 <F9>
     Performance Coatings & Polymers .....................       155            99             415 <F10>       349
     Pharmaceuticals .....................................        58          (796)<F11>       182            (721)<F11>
     Pigments & Chemicals ................................       160           134 <F12>       464             428 <F12>
     Polyester Enterprise ................................       (23)         (210)<F13>       (82)<F14>      (205)<F13>
     Specialty Fibers ....................................       189           159             538             508
     Specialty Polymers ..................................       166           145             494             465
     Other ...............................................        23           (27)             45              13
                                                              ------        ------         -------         -------
         Total Segment ATOI ..............................       335          (441)          2,166           1,247

     Interest & Exchange Gains and Losses ................       (81)          (76)           (292)<F15>      (228)
     Corporate Expenses ..................................       (73)          (47)           (219)           (152)
                                                              ------        ------         -------         -------
         INCOME (LOSS) FROM CONTINUING OPERATIONS
           BEFORE EXTRAORDINARY ITEM .....................    $  181        $ (564)        $ 1,655         $   867
                                                              ======        ======         =======         =======

                                                                            September 30      December 31
     SIGNIFICANT CHANGE IN SEGMENT ASSETS                                       1999             1998
                                                                            ------------      -----------
     Performance Coatings & Polymers .....................                   $4,183<F16>        $2,214
                                                                             ======             ======


                                                                     Form 10-Q



                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (Continued)


[FN]

Footnotes to Note (c)
---------------------
<F1>  Certain reclassifications of segment data have been made to reflect changes in organizational structure.

<F2>  Includes pro rata equity affiliate sales and intersegment transfers.

<F3>  Effective first quarter 1999, revenues from contract manufacturing are reclassified from Other Income to Sales, and prior periods have been restated. These revenues are $20 and $70 for third quarter and year-to-date 1999, respectively, versus $20 and $55 for the comparable periods of 1998. The increase in year-to-date sales reflects the current 100 percent ownership of the pharmaceuticals business versus 50 percent prior to July 1, 1998.

<F4>  Includes minor reclassification between Sales and Intersegment Transfers for second quarter 1999 activity within the Polyester Enterprise.

<F5>  Third quarter 1998 includes a charge of $256 resulting from a company-wide productivity improvement initiative as follows:
      Agriculture & Nutrition - $13; Nylon Enterprise - $32; Performance Coatings & Polymers - $17; Pigments & Chemicals - $40; Polyester Enterprise - $98; Specialty Fibers - $3; Specialty Polymers - $10; and Other - $43.

<F6>  Includes total charges of $107 attributable to employee termination payments, shutdown of various manufacturing facilities and the write-off of an intangible asset.

<F7>  Includes a charge of $60 for revision, based on finalization of the purchase price allocation in conjunction with the purchase of Protein Technologies International, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated.

<F8>  Includes total net charges of $337, principally attributable to an impairment charge for the write-down of the adipic acid plant in Singapore, the write-down of manufacturing assets in India, and the liquidation of a joint venture in China.

                                                                     Form 10-Q



                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (Continued)

[FN]

Footnotes to Note (c) - (Cont'd)
---------------------
<F9>  In addition to the third quarter 1998 charge described in Note (5), 1998 year to date also includes charges within the Nylon Enterprise of $130 attributable to employee separation costs ($75) and the shutdown of related manufacturing facilities ($55).

<F10> Includes an estimated charge of $40 based on preliminary purchase price allocations in conjunction with the purchase of Herberts, the automotive coatings business of Hoechst AG, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alterna-tive future use is anticipated.

<F11> Includes an estimated charge of $845 based on preliminary purchase price allocations in conjunction with the purchase of Merck's interest in The DuPont Merck Pharmaceutical Company related to the value assigned to research and development in progress at the time of purchase for which technological feasibility has not yet been established and no alterna-tive future use is anticipated.

<F12> Includes a $36 gain on the sale of hydrogen peroxide assets.

<F13> Includes a charge of $109 based on a revised estimate of the purchased in-process research and development associated with the purchase of the polyester businesses of ICI.

<F14> Includes a charge of $40 related to employee separation costs within the
      Polyester Enterprise.

<F15> Includes an exchange loss of $81 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts. The purchase price for Herberts was negotiated in German marks.

<F16> The change is primarily a result of the purchase of Herberts.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

<Fd> Amortization of intangible assets is principally reported in Cost of
     Goods Sold and Other Expenses. Amortization for companies accounted for under the equity method is reported in Other Income. Total amortization of intangible assets was $60 and $167 for the third quarter and year-to-date 1999, respectively. Amounts for comparable periods of 1998 were $49 and $107, respectively.

<Fe> Third quarter 1998 includes a $55 gain within Pigments & Chemicals due to the sale of hydrogen peroxide assets.

<Ff> Includes an exchange loss of $131 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts, the automotive coatings business of Hoechst AG. The purchase price of Herberts was negotiated in German marks.

<Fg> Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were in progress at the time of purchase for which technological feasibility has not yet been established and no alternative future use is anticipated. Year-to-date 1999 represents an estimated charge of $40 that was recorded in the first quarter in conjunction with the purchase of Herberts based on preliminary allocations of purchase price that are subject to revision upon completion of valuations and purchase accounting allocations.

     During the third quarter 1998, a charge of $1,300 was recorded in conjunction with the purchase of Merck's interest in The DuPont Merck Pharmaceutical Company based on preliminary allocations of purchase price which were subject to revision upon completion of valuations and purchase accounting allocations. In addition, a charge of $141 was recorded based on a revised estimate of the purchased in-process research and development associated with the purchase of the polyester businesses of ICI. 1998 year to date also includes a $60 charge for revision based on finalization of the purchase price allocation in conjunction with the purchase of Protein Technologies International.

<Fh> Third quarter 1999 includes charges totaling $534 which were recorded within the Agriculture & Nutrition segment ($170) and the Nylon Enterprise segment ($364).

     Third quarter charges resulting from restructuring activities within Agriculture & Nutrition totaled $125. The restructuring was instituted to address poor economic and intensely competitive market conditions for crop protection products and position the business for future growth. This charge included $45 related to employee termination payments for

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

     approximately 800 employees involved in technical, manufacturing, marketing and administrative activities. Approximately seventy percent of these reductions will occur in the United States. Employee termina-tions and charges against the reserves are expected to begin in the fourth quarter. The remaining restructuring charge of $80 principally relates to the write-down of plant and equipment associated with third quarter shutdowns of operating facilities at Belle, West Virginia; Chambers Works, New Jersey; LaPorte, Texas; Mobile, Alabama; Japan and Puerto Rico. The effect of these shutdowns on third quarter operating results was not material.

     The company also recorded a charge of $45 in Agriculture & Nutrition related to the write-off of an intangible asset. The company had previously established an intangible asset related to the acquisition of exclusive rights to market a product under a long-term contract that included the purchase of stipulated minimum quantities. Due to significantly lower than expected sales, the company notified the supplier that it will not purchase the minimum quantity and therefore will forego the right to exclusively market the product. An impairment charge was recorded to write down the intangible asset to its fair value based on the present value of cash flows.

     Third quarter charges within the Nylon Enterprise included an impairment charge of $252 for the write-down of manufacturing facilities which will continue to be operated. The Nylon Enterprise constructed an adipic acid manufacturing plant in Singapore designed to produce 250 million pounds of adipic acid annually. The company has made substantial efforts to resolve operational and technical problems that have plagued this facility. Despite these efforts, the plant continues to operate at significantly less than its design capacity. As a result, an impairment charge was recorded to write down the plant to its fair value based on the present value of cash flows.

     The company also announced its intent in the third quarter to exit from selected nylon ventures in the Asia Pacific region after it became apparent that these operations would not become profitable due to unfavorable market conditions. In connection with the pending sale of the company's majority-owned subsidiary in India, a charge of $59 within the Nylon Enterprise was recorded to write down assets to their estimated net realizable value pursuant to a sale agreement. In the third quarter, a definitive agreement was signed under which a third party will acquire the company's equity interest and certain related manufacturing equip-ment. This transaction is expected to close during the fourth quarter.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

     In addition, the company recorded a charge of $33 within the Nylon Enterprise associated with its decision to withdraw from an equity investment in China. Depressed market conditions resulted in the partners agreeing to terminate and liquidate the venture.

     Within the Nylon Enterprise, the company also recorded a charge of $28 associated with restructuring activities in Europe. This included termination payments of $15 to about 120 employees, involved principally in manufacturing activities. Employee terminations and charges against the reserves are expected to begin in the fourth quarter. Also included was $13 principally for the shutdown in the third quarter of 1999 of a manufacturing facility in Germany. The effect on third quarter operating results of this shutdown was not material.

     Finally, third quarter 1999 charges within the Nylon Enterprise reflect an $8 benefit due to a favorable adjustment of a reserve balance estab-lished in 1998 in connection with the pending sale of a nonstrategic business.

     Year-to-date 1999 charges also includes $62 of employee separation costs within the Polyester Enterprise for about 850 employees primarily engaged in manufacturing.

     Third quarter 1998 charges of $391 result from implementation of company-wide productivity improvement initiatives. This includes $202 associated with separation costs for over 2,600 employees, and $189 in asset write-downs, principally due to shutdown and dismantlement of excess production capacity. Year-to-date 1998 charges also include $108 of separation costs for about 1,500 employees within the Nylon Enterprise and $78 for the shutdown of related manufacturing facilities.

<Fi> Gain on disposal of discontinued business reflects Conoco's operations through August 6, 1999, and includes the gain realized by the company from the completion of the Conoco exchange offer. For the third quarter, this includes income from Conoco's operations of $58. The gain on the exchange offer of $7,291 results from the difference between the market value and the carrying value of the Conoco Class B common shares, less direct expenses. The company did not recognize a deferred tax liability for the difference between the book basis and tax basis of its investment in Conoco's common stock because this basis difference will not be subject to tax.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

<Fj> During the third quarter 1998, the company recognized an extraordinary after-tax charge of $201 ($275 pretax, less taxes of $74), as a result of a debt call and tender offer with an aggregate principal amount of $1,633.

<Fk> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5 and $7.5 for the three- and nine-month periods, respectively. For diluted earnings per share, the numerator is adjusted to recognize reduced share of earnings assuming options in subsidiary company stock are exercised if the effect of this adjustment is dilutive. The denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                   Three Months Ended                 Nine Months Ended
                      September 30                      September 30
             ------------------------------    ------------------------------
                 Basic           Diluted           Basic           Diluted
             -------------    -------------    -------------    -------------
     1999    1,038,268,303    1,052,845,443    1,097,795,167    1,111,388,460
     1998    1,130,461,535    1,130,461,535    1,129,608,903    1,147,393,778


     The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised. For the three months ended September 1998 diluted shares equal basic shares for purposes of calculating diluted earnings per share due to losses from continuing operations.

     The following average stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                               Three Months Ended        Nine Months Ended
                                  September 30             September 30
                              ---------------------    ---------------------
                                1999        1998         1999        1998
                              ---------   ---------    ---------   ---------
     Average Stock Options    3,073,840   8,114,410    4,903,426   5,216,497

                                                                    Form 10-Q


                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (Continued)


[FN]

      Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $(16) and $(37) for the three months and $14 and $23 for the nine months ended September 30, 1999 and 1998, respectively.

      Shares held by the Flexitrust and treasury stock are not considered outstanding in computing the foregoing weighted-average number of common shares.

<Fl>  Year-to-date earnings per share do not equal the sum of quarterly earnings per share due to changes in average shares outstanding in the respective periods.

<Fm>  As part of the Conoco divestiture, the company acquired 147,980,872 shares of treasury stock (valued at $11,405) from shareholders who are United States persons in exchange for the company's remaining interest in Conoco. Since this was a noncash transaction, the acquisition of treasury shares and divestiture of the company's investment in Conoco is not reflected in the Consolidated Statement of Cash Flows.

[FN] Includes the change in cash and cash equivalents classified in the Consolidated Balance Sheet within Net Assets of Discontinued Opera-tions. The nine months ended September 30, 1998, was restated to reflect cash for discontinued operations on a consistent basis with 1999.

                                                   September 30    December 31
<Fo> Inventories                                       1999           1998
     -----------                                   ------------    -----------
     Finished Products ........................       $2,547          $2,209
     Semifinished Products ....................          892             836
     Raw Materials and Supplies ...............          826             749
                                                      ------          ------
                                                       4,265           3,794
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis ........          670             665
                                                      ------          ------
         Total ................................       $3,595          $3,129
                                                      ======          ======

                                                                   Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)



[FN]
                                                   September 30    December 31
<Fp> Net Assets of Discontinued Operations             1999           1998
     -------------------------------------         ------------    -----------
     Cash and Cash Equivalents ................       $   -          $   375
     Other Current Assets .....................           -            2,864
     Property, Plant and Equipment - Net ......           -           11,438
     Other Assets .............................           -            2,011
     Current Liabilities ......................           -           (2,473)
     Other Liabilities ........................           -           (4,115)
     Minority Interests .......................           -           (1,683)
                                                      -------        -------
       Net Assets of Discontinued Operations ..       $   -          $ 8,417
                                                      =======        =======
     The elimination of Net Assets of Discontinued Operations at September 30, 1999, reflects divestiture of Conoco Inc. in the third quarter 1999.

<Fq> The following sets forth the company's Total Comprehensive Income (Loss)
     for the periods shown:
                                   Three Months Ended      Nine Months Ended
                                      September 30         September 30
                                   ------------------      -------------------
                                    1999        1998        1999        1998
                                   ------      ------      ------      ------
     Net Income (Loss) ......      $7,530      $(605)      $9,110      $1,260
     Other Comprehensive
       Income, Net of Tax ...         353         55          262          28
                                   ------      -----       ------      ------
     Total Comprehensive
       Income (Loss) ........      $7,883      $(550)      $9,372      $1,288
                                   ======      =====       ======      ======
     The components of Other Comprehensive Income are unrealized holding gains on available-for-sale securities, cumulative translation adjustments, and minimum pension liability. The cumulative translation adjustments and the minimum pension liability related to Conoco operations were recorded in Net Income during the third quarter of 1999 as part of the gain on the disposal of discontinued business.

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

                                                                   Form 10-Q



              o As part of its strategy for growth, the company has made and may continue to make acquisitions, divestitures and strategic alliances. There can be no assurance that these will be completed or beneficial to the company.

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

              o Results in the company's Agriculture & Nutrition segment, which includes Pioneer Hi-Bred International, Inc., can be significantly effected by changes in agriculture conditions, including weather, government programs, and commodity pricing. In addition, this segment is impacted by the seasonality of sales of agricultural products with highest sales in the first half of the year, particularly the second quarter.

                 The foregoing list of important factors does not include all such factors nor necessarily presents them in order of importance.

                                                                   Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 DuPont's third quarter underlying diluted earnings per share from continuing operations of $.59 were up 11 percent from 1998 third quarter earnings of $.53. Including income from discontinued operations of $.06 per share, nonrecurring charges totaling $.42 per share, and a $6.92 per share gain on the disposition of Conoco, total diluted earnings were $7.15 per share compared to a loss of $.54 per share in 1998.

         Results From Continuing Operations
         ----------------------------------
                 Sales in the quarter were $6.5 billion, or 7 percent over the third quarter of 1998. With the Herberts business fully integrated into DuPont Performance Coatings, DuPont is now the global leader in automotive coatings. Sales, excluding this acquisition, were essen-tially flat with worldwide volumes up 3 percent and prices down
         3 percent. Currency impact on prices was negligible. From a regional perspective:

              o Sales in the Asia Pacific region increased 31 percent with 26 percent volume growth, reflecting gains in all business units.

              o Europe sales were up 16 percent, with volume up 23 percent. Excluding the Herberts acquisition, sales declined 5 percent as 2 percent higher volume was more than offset by 7 percent lower prices, the latter principally reflecting a stronger dollar.

              o U.S. sales volume was flat compared to last year's third quarter. Discounting the adverse volume impact from weakness in the Crop Protection Products business, U.S. volume would have been 1 percent higher. Prices were down 2 percent, principally a result of lower polyester and nylon prices.

                 Excluding nonrecurring items, income from continuing opera-tions for the third quarter 1999 was $625 million compared to $610 million in 1998. Nonrecurring charges totaled $444 million and $1.2 billion in 1999 and 1998, respectively. The current quarter's nonrecurring items principally relate to previously announced charges for Nylon and Crop Protection Products. Third quarter 1998 included the write-off of purchased in-process research and development, charges for productivity initiatives, and a gain from an asset sale. Nonrecurring items are described in more detail in the notes to the financial statements.

                                                                    Form 10-Q



         Results From Discontinued Operations
         ------------------------------------
                 Underlying income from discontinued operations (Conoco, formerly DuPont's energy subsidiary) was $58 million compared to $160 million in last year's third quarter, with the reduction principally reflecting completion of the divestiture of Conoco on August 6, 1999, versus full ownership throughout the third quarter of last year. The current quarter also includes a gain of $7.3 billion or $6.92 per diluted share on the final disposition of Conoco.

             (2) Segment Performance:

                 The following text compares third quarter 1999 results with third quarter 1998, for sales and earnings of each segment, excluding the earnings impact of nonrecurring items described in the footnotes to the "Consolidated Segment Information - Continuing Operations" table at Note (c) on pages 7 to 9. Segment results include inter-segment transfers and a pro rata ownership share of the sales and earnings of equity affiliates. Comparing segment performance with the same quarter of last year, DuPont improved underlying after-tax operating income by 6 percent, recording $779 million compared with $733 million. Total segment sales were $7.2 billion, compared to $6.6 billion last year.

              o The Agriculture & Nutrition segment posted a loss of $36 million versus earnings of $4 million last year, principally reflecting weakness in the Crop Protection Products business. Segment sales declined 19 percent.

              o Nylon Enterprise segment earnings were down 9 percent, reflecting lower sales resulting from flat volumes and lower prices. Higher apparel and intermediates sales volumes were offset by slightly lower flooring and industrial sales volumes. Excluding the impact of lost production and out-of-pocket costs resulting from natural disasters, and an unexpected power outage at the Seaford, Delaware plant, third quarter earnings would have been modestly higher than last year.

              o Performance Coatings & Polymers segment earnings were up 34 percent, reflecting double digit earnings growth in all business units. Sales increased 51 percent, reflecting principally the addition of Herberts and 10 percent higher sales volume in the remaining businesses. Engineering Polymers was particularly strong, reflecting in part a turnaround in Asia.

                                                                    Form 10-Q



              o Pharmaceuticals segment earnings were up 18 percent, primarily due to earnings improvements from "Sustiva" (efavirenz) and "Cozaar" (antihypertensive drug) and lower income taxes resulting from an increase in the proportion of lower-taxed foreign source income. Partly offsetting these improvements were higher research and development costs and expected lower sales of "Coumadin" (warfarin sodium).

              o Pigments and Chemicals segment earnings were up 16 percent, reflecting increased earnings for White Pigments and Fluorochemicals. Fluorochemicals benefited from increased sales of CFC alternative products, and White Pigments from higher volumes in Europe and Asia.

              o Polyester Enterprise segment posted a loss of $23 million versus a loss of $3 million last year, largely due to an earnings decline in "Dacron". About one-third of this decline is attributable to recent hurricanes and floods on the U.S. east coast. The balance reflects a combination of lower selling prices and higher raw material costs.

              o Specialty Fibers segment earnings increased 17 percent, reflecting better results for "Lycra" spandex, Advanced Fiber Systems and Nonwovens. Sales were up 4 percent driven by 9 percent volume growth.

              o Specialty Polymers segment earnings were up 7 percent, reflecting improvements in Photopolymers and Electronic Materials and "Corian", partly offset by lower results in Packaging & Industrial Polymers. Segment sales increased 8 percent, primarily reflecting significant volume growth outside the United States.

              o  The Other segment earnings were $23 million versus
                 $16 million last year. The earnings increase principally reflects sales of interests in affiliates, partly offset by Global Services Business employee separation costs and the absence of prior-year earnings from Coal operations.

         (b) Financial Condition at September 30, 1999

         Cash provided by continuing operations was $3.0 billion for the first nine months of 1999, as compared with $2.4 billion for the same period in 1998. Income from continuing operations of $1.7 billion in 1999 compared to $0.7 billion in the prior year reflecting higher noncash charges in 1998. The 1998 results included a $275 million noncash charge from early retirement of debt. Noncash charges for depreciation and amortization were comparable year to year. Noncash charges for write-off of in-process R&D related to acquisi-tions were $1.5 billion in 1998. Other noncash charges and credits - net were

                                                                    Form 10-Q



$564 million in 1999 primarily due to nonrecurring charges to write down or write off assets in the Nylon Enterprise and in the Agricultural & Nutrition segments. The absence of timing difference between affiliate income and dividend payment for DuPont Merck Pharmaceuticals also contributed to other noncash charges and credits - net being higher in 1999 than prior year. Net operating assets and liabilities increased $355 million in 1999 as compared to a $1.1 billion increase in 1998. This change is primarily attributable to the increased tax liability that was recorded in 1999 due to higher income from continuing operations.

         Year-to-date capital investments for purchases of property, plant, and equipment and investments in affiliates were $1.5 billion in 1999, as compared to $1.6 billion spent in 1998. Payments for businesses acquired in 1999 totaled $1.7 billion which primarily reflects a cash outlay in February for the acquisition of Herberts, the automotive coatings company of Hoechst AG. This acquisition also included the assumption of $0.2 billion in Herbert's debt. The 1998 payments for businesses acquired total $3.0 billion, and include $2.3 billion (net of cash acquired) for acquisition of Merck's
50 percent interest in The DuPont Merck Pharmaceutical Company, and
$0.7 billion for acquisition of ICI's polyester films business.

         Proceeds from the sale of assets in the first nine months of 1999 totaled $64 million, none of which were individually significant. Proceeds from the sale of assets in the same period of 1998 totaled $369 million, and included the sale of certain hydrogen peroxide properties, and proceeds related to the sale of the Printing and Publishing business.

         Year-to-date the company spent $690 million to purchase about
8.8 million shares of DuPont common stock. Eight million shares were purchased from non-U.S. shareholders in conjunction with the Conoco split-off from DuPont in August. These shares are retained in treasury stock. The remaining purchases of 840,000 shares were retired as part of the program initiated in 1997 to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In the first nine months of 1998, the company spent $769 million to purchase and retire 12.8 million shares of DuPont common stock, and not related to the shares buyback program, the company received $65 million as a final payment associated with 16 million shares repurchased in a private placement transaction in December 1997.

         Proceeds from exercise of stock options were $143 million in the first nine months of 1999, as compared to $242 million in 1998. Increase in minority interests in 1999 results from the sale of an approximate 17 percent interest in the DuPont Photomasks, Inc. business, further reducing DuPont's ownership to approximately 52 percent.

                                                                    Form 10-Q



         Total debt, including capital lease obligations, at September 30, 1999, was $9.8 billion, as compared to $11.1 billion at year-end 1998. During the second quarter 1999, Conoco paid off all outstanding intercompany debt to DuPont. Conoco's debt to DuPont stood at $4.6 billion at year-end 1998. The proceeds from Conoco, together with cash provided by continuing operations, were used to finance the $3.5 billion spent on investment activities, pay dividends, and reduce borrowings.

      Certain Statistics - Continuing Operations
      ------------------------------------------
                                            At 9/30/99      At 12/31/98
                                            ----------      -----------
      Cash Flow to Total Debt
        (previous 12 months cash
        provided by operations to
        total debt) ..................           48%             37%

      Current Ratio (current assets
        to current liabilities) ......        1.1:1           0.8:1

      Earnings to Fixed Charges ......          5.1             3.3

      Earnings to Fixed Charges -
        Pro Forma*....................          6.7             4.5

      ------------------
      *Pro Forma statistics reflect the ratio of earnings to fixed charges on a continuing operations basis, excluding interest and debt expense which has been allocated to or incurred by discon-tinued operations.

         The Cash Flow to Total Debt ratio increased as of September 30, 1999, versus year-end 1998 primarily due to the $1.3 billion decrease in total debt. Days' sales outstanding averaged 56 days in the third quarter, an increase of 1 day from second quarter 1999, and a decrease of 2 days from the third quarter of 1998.

         (c) Other Items

               Pioneer Hi-Bred International, Inc. Merger
               ------------------------------------------
         In March 1999, DuPont announced an agreement with Pioneer Hi-Bred International, Inc. (Pioneer) of Des Moines, Iowa, for a cash and stock merger valued at approximately $7.7 billion. On October 1, 1999, Pioneer was merged with and into Delta Acquisition Sub, a wholly owned subsidiary of DuPont. As a result, Pioneer became a wholly owned subsidiary of DuPont. Under the terms of the merger agreement, each Pioneer common share outstanding immediately before the merger, other than those owned by DuPont, was converted into either $40.00 in cash or 0.6561 shares of DuPont common stock. Consideration paid

                                                                    Form 10-Q



included $3,422 million in cash and about 68.6 million shares of DuPont common stock. In addition, the acquisition also included the assumption of $0.7 billion of Pioneer debt. DuPont now owns 100 percent of Pioneer, the world's largest seed company and a leader in North America and other key markets.

         A description of the acquisition and DuPont's unaudited pro forma combined financial statements were included in the Form 8-K filed on October 18, 1999.

               Borrowings
               ----------
         In October 1999, DuPont sold $1 billion of 6.750 percent five-year notes due October 15, 2004, yielding 6.816 percent, and $1 billion of
6.875 percent ten-year notes due October 15, 2009, yielding 7.058 percent. The proceeds from these borrowings were used primarily to repay commercial paper.

               WebMD Warrants
               --------------
         DuPont owns a warrant position in WebMD, Inc., entitling it to purchase WebMD common stock. On November 11, 1999, WebMD shareholders will vote to approve a merger with Healtheon Corporation. If the merger is approved, DuPont expects to record a nonrecurring credit to earnings to adjust its warrants to purchase Healtheon common stock to market value.

               Herberts Acquisition
               --------------------
         The company continues to obtain data to support the final purchase price allocation, principally in respect of the cost of exiting certain activities of the Herberts business, and valuation of tangible and intangible assets.

             Year 2000 Readiness Disclosure
             ------------------------------
         This is an update on the status of the company's program to become Year 2000-capable, and should be read in conjunction with the Year 2000 Readiness Disclosure in the company's 1998 annual report on Form 10-K/A. The company has essentially completed its remediation of all critical and significant systems, including those acquired on October 1, 1999, when the company acquired the remaining approximately 80 percent of Pioneer Hi-Bred International, Inc. it did not already own. In addition to being remediated, over 99 percent of these systems have been tested and returned to production.

         The company has established global, regional and significant business unit event management control centers to monitor internal and external Year 2000 events beginning in the fourth quarter through February 29, 2000. While there may be minimal disruptions as a result of the Year 2000 Problem, the company's individual businesses have completed over 2000 contingency plans to

                                                                    Form 10-Q



address potential interruptions in internal systems which may be caused by the Year 2000 Problem as well as in the supply chain due to the failure of key suppliers and major customers to become Year 2000-capable on a timely basis. The company is testing most of these contingency plans under various Year 2000 scenarios to verify the execution process for the plans, to make sure that the required communications links are in place and to assure integration of the plans within and across all of the businesses. The majority of DuPont's 320 operating units will be operating in normal mode or placed on standby for several hours. Relatively few operating units will be shutdown for up to several days as an added precaution in the event of loss or fluctuations in the supply of electricity or other utilities.

         The company's plant and business operations are highly dependent on a continuous supply of key services from raw material suppliers and utility providers. If the Year 2000 Problem causes suppliers and utility providers to fail to deliver such essential materials and services, multiple disruptions in the company's plant operations, computer infrastructure or telecommunications systems could result. Because of the inherent uncertainties associated with the Year 2000 Problem, including understanding the readiness of key third parties, it is not possible to quantify the potential impact at this time. However, the failure of key third parties, including suppliers, utility providers, major customers and governments, or the company to properly and timely address the Year 2000 Problem could have a material adverse impact on the company's financial condition, results of operations or liquidity. Furthermore, there can be no guarantee that any contingency plans developed by the company will prevent such failures from having a material adverse effect. However, the company believes that there is a low probability that these multiple failures are likely to occur.

         The company has revised its projected expenditures to become Year 2000-capable to reflect lower costs. Costs are lower than expected because of increased efficiencies in the company's execution of its Year 2000 plan, resulting from greater than expected use of internal resources and the com-pany's partnership with Computer Sciences Consulting and Andersen Consulting. The company now expects total expenditures to become Year 2000-capable to be in the range of $300 million to $350 million, including Pioneer. The company expects that approximately 25 percent of its total expenditures will reflect internal costs. As of September 30, 1999, the company had spent an estimated $285 million on implementing its plan. The company does not specifically track all costs associated with employees working on Year 2000 projects, but has included an estimate of these costs in the amount of internal costs included in the range above. The company does not include the costs of systems projects which will address the Year 2000 Problem but were initiated to accomplish other (non-Year 2000) objectives. The company will fund Year 2000 expenditures from cash flow from operations and expects that total remediation costs and the reallocation of internal resources, will not have a material adverse effect on the company's financial condition, results of operations or liquidity.

                                                                    Form 10-Q



         The foregoing statement of Year 2000 readiness and assessment of costs to become Year 2000-capable reflect management's best estimates. These estimates are based upon many assumptions, including: assumptions about the cost, availability and ability of resources to identify and classify systems properly; properly identifying them as needing remediation; locating, remediating and modifying affected systems; and making various assessments of Year 2000 readiness of key third parties. Based upon its activities to date, the company does not believe that these factors will cause its current projec-tions to differ significantly from those estimated.

             Purchased In-Process Research and Development
             ---------------------------------------------
         There were no significant developments during the three-month period ended September 30, 1999, with respect to in-process research and development acquired in prior periods.

             Conoco Split-Off
             ----------------
         On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business (Conoco Inc.). On October 21, 1998, the company's interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A common stock. In connection with the separation from DuPont, Conoco and DuPont entered into a tax sharing agreement. Several matters under the tax sharing agreement are currently in dispute between Conoco and DuPont. DuPont's obligations to Conoco arising out of the most significant of these matters could range from zero to up to approximately $160 million, depending on the outcome of the dispute. DuPont believes that any settlement of the dispute will not be material to its financial position or to the gain on disposal of discontinued business.

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

         Pursuant to the July 12, 1999, exchange offer, 353,253,044 shares of DuPont common stock were properly tendered and not withdrawn, including 1,515,613 shares held by eligible odd-lot shareholders. In accordance with the terms of the exchange offer, DuPont accepted all shares tendered by eligible odd-lot shareholders. All other shares were subject to exchange on a pro rata basis, with the final proration factor equal to 41.641451459 percent. Pursuant to the exchange offer, DuPont accepted for exchange 147,980,872 shares of DuPont common stock for 436,543,573 shares of Conoco Class B common stock owned by DuPont.

                                                                     Form 10-Q



         Also on July 14, 1999, DuPont commenced an offer to its shareholders who are non-United States persons to sell some or all of their shares to DuPont for $80.76 for each share of DuPont common stock up to a maximum of 8 million shares of DuPont common stock. Only non-United States persons as defined in the Offer to Purchase were eligible to participate in the cash offer. The cash offer expired at 12:00 midnight, New York City time, on August 10, 1999.

         Pursuant to the July 14, 1999, offer, 48,390,144 shares of DuPont common stock were properly tendered and not withdrawn; including shares held by eligible odd-lot shareholders. In accordance, with the offer, DuPont accepted all shares tendered by eligible odd-lot shareholders. All other shares were subject to purchase on a pro rata basis. Pursuant to the offer, DuPont purchased 8,000,000 shares of DuPont common stock for $646 million.

         At the conclusion of these offers, DuPont no longer had any ownership interest in Conoco Inc.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, however, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991, and concurrent with these research findings, DuPont stopped paying claims. To date, DuPont has been served with several hundred lawsuits; approximately 140 cases are currently pending, most of these suits were filed by growers who allege plant damage from using "Benlate" 50 DF fungicide. Some of these cases include claims for alleged damage to shrimping operations; a smaller number of cases include claims for alleged personal injuries. In addition, a securities fraud class action filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman is also still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. A shareholder derivative action filed in Georgia federal district court, alleging that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation, also remains pending. A motion to dismiss the complaint was filed. Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. These cases are in various stages of proceedings in

                                                                     Form 10-Q



trial and appellate courts in Florida, Hawaii, and Delaware. Additional "Benlate" 50 DF cases may be filed, although DuPont continues to believe that "Benlate" 50 DF fungicide did not cause the damages alleged in these cases and intends to defend against such allegations in ongoing matters.

         The company's balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

         On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride
(HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoro-products facility. This release lasted about 40 minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as as result of this incident. By letter dated July 13, 1999, the U.S. Department of Justice (DOJ) provided "formal notice" to DuPont that, due to the May 1997 HF release, DOJ intended to bring a "federal court action" against DuPont under the Clean Air Act (CAA) Section 112(r) -- General Duty Clause. DOJ proposed a settlement prior to filing its action for $1.7 million. DuPont sought and received a meeting with Environmental Protection Agency and DOJ in September 1999. Settlement discussions are ongoing. DuPont will contest the proposed
$1.7 million fine as excessive and unreasonable because there was no environ-mental harm nor human health impacts associated with the May 1997 incident.

         The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation and Liability Act and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial waste-water into these waterways, was identified as one of 17 potentially respon-sible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicated that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor system. DuPont has joined with 8 other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               The exhibit index filed with this Form 10-Q is on page 32.

                                                                    Form 10-Q



         (b) Reports on Form 8-K

               1. On July 2, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 5. "Other Events," the Registrant filed a press release entitled, "DuPont to Restructure Crop Protection Business."

               2. On July 12, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 5, "Other Events," the Regis-trant filed three press releases entitled, "DuPont Sets Ratio for Exchange Offer for Conoco Inc. Class B Common Stock," "SEC Declares Registration Statement for Exchange Offer Effective," and "DuPont Commences Exchange Offer for Conoco Inc. Class B Common Stock."

               3. On July 14, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 5, "Other Events," the Regis-trant filed a press release entitled, "DuPont Commences Cash Offer for DuPont Common Stock."

               4. On July 28, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration State-ments on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated July 28, 1999, was filed.

               5. On August 2, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "DuPont Realigns Senior Leadership Responsibilities; Sets Pioneer Hi-Bred International, Inc. Post-Merger Executive Roles," dated July 30, 1999.

                                                                   Form 10-Q



              6. On August 9, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registra-tion Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other Events," the Registrant filed a press release entitled, "DuPont Exchange Offer for Conoco Inc. Class B Common Stock Successful."

              7. On August 11, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registra-tion Statements on Form S-3 (No. 33-53327, No. 33-61339, and No. 33-60069). Under Item 5, "Other Events," the Registrant filed a press release entitled, "DuPont Completes Cash Offer for DuPont Common Stock."

               8. On August 16, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration State-ments on Form S-3 (No. 33-53327, No. 33-61339, and
                   No. 33-60069). Under Item 2, "Acquisition and Disposition of Assets," the Registrant's exchange and cash offers for common stock of E. I. du Pont de Nemours and Company, both associated with the separation of Conoco from DuPont, were filed; and under Item 7, "Financial Statements and Exhibits," unaudited pro forma consolidated financial statements of DuPont for the year ended December 31, 1998, the six months ended June 30, 1999, and as of June 30, 1999, prepared by DuPont to illustrate the estimated effects of the completed exchange offer, the completed cash offer and the transactions directly associated with Conoco's initial public offering and separation from DuPont were filed.

               9. On September 1, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed unaudited pro forma combined financial statements of DuPont for the year ended
                   December 31, 1998, the six months ended June 30, 1999, and as of June 30, 1999, to illustrate the estimated effects on DuPont of the disposition of Conoco Inc. ("Conoco") through the Conoco exchange offer, the cash offer, and the trans-actions directly associated with Conoco's initial public offering and separation from DuPont, and the Registrant filed unaudited pro forma combined financial statements of DuPont for the year ended December 31, 1998, the six months

                                                                    Form 10-Q



                   ended June 30, 1999, and as of June 30, 1999, to illustrate the estimated effects on DuPont of the proposed acquisition of the remaining approximately 80 percent of Pioneer not presently owned by DuPont.

              10. On September 15, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, and No. 33-60069).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "Revised DuPont Nylon Strategy Calls For Reduced Asian Growth."

              11. On October 8, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registra-tion Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, "Other
                   Events," the Registrant filed a press release entitled, "DuPont Announces Final Proration Factor For Merger With Pioneer Hi-Bred International, Inc."

              12. On October 8, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration State-ments on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069 and No. 333-86363).  Under Item 5, "Other
                   Events," the Registrant filed a press release entitled "DuPont Plans to Acquire CombiChem to Assist in Drug Discovery."

              13. On October 18, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registra-tion Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 2, "Acquisi-
                   tion or Disposition of Assets," the Registrant filed information related to the merger of DuPont and Pioneer Hi-Bred International, Inc.

              14. On October 20, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069 and No. 333-86363). Under Item 7. "Financial Statements and Exhibits," the Registrant's Earnings Press Release, date October 20, 1999, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:         November 9, 1999
                              -----------------------------------------




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


   27*         Financial Data Schedule - quarter ended September 30, 1999.






--------------
*Filed electronically only.

                                                                                                                    Form 10-Q
                                                                                                                    Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)


                                                                                        Years Ended December 31
                                                    Nine Months Ended    -----------------------------------------------------
                                                    September 30, 1999     1998        1997        1996       1995      1994
                                                    ------------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ............................        $1,655          $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ......................         1,066             941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................            50              24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ..........................           (52)            (39)        936<Fa>      82         126       (33)
Capitalized Interest ............................           (86)           (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ............            56<Fb>          65<Fb>      82<Fb>     127<Fb>      81        77
                                                         ------          ------      ------      ------      ------    ------
                                                          2,689           2,519       3,767       4,526       4,450     3,345
                                                         ------          ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ..................................           333             520         389         409         449       343
  Interest and Debt Expense - Discontinued
    Operations<Fc> ..............................           180             304         252         304         308       216
  Capitalized Interest - Continuing Operations ..            86             120          80          70          76        83
  Capitalized Interest - Discontinued
    Operations<Fc> ..............................             3              78          90          73          95        59
  Rental Expense Representative of Interest
    Factor ......................................            54              71          83          80          80        83

                                                         ------          ------      ------      ------      ------    ------
                                                            656           1,093         894         936       1,008       784
                                                         ------          ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................        $3,345          $3,612      $4,661      $5,462      $5,458    $4,129
                                                         ======          ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned ........           5.1             3.3         5.2         5.8         5.4       5.3
                                                         ======          ======      ======      ======      ======    ======

--------------------------------
<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Divestiture of Conoco Inc. was completed August 6, 1999.



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



                                                                                        Years Ended December 31
                                                    Nine Months Ended    -----------------------------------------------------
                                                    September 30, 1999     1998        1997        1996       1995      1994
                                                    ------------------   ---------   ---------   ---------   -------   -------
Income from Continuing Operations Before
  Extraordinary Item ............................        $1,655          $1,648      $1,432      $2,931      $2,858    $2,205
Provision for Income Taxes ......................         1,066             941       1,354       1,416       1,432     1,164
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................            50              24          43          40          29        15
Adjustment for Companies Accounted for
  by the Equity Method ..........................           (52)            (39)        936<Fa>      82         126       (33)
Capitalized Interest ............................           (86)           (120)        (80)        (70)        (76)      (83)
Amortization of Capitalized Interest ............            56<Fb>          65<Fb>      82<Fb>     127<Fb>      81        77
                                                         ------          ------      ------      ------      ------    ------
                                                          2,689           2,519       3,767       4,526       4,450     3,345
                                                         ------          ------      ------      ------      ------    ------
Fixed Charges:
  Interest and Debt Expense<Fc> .................           333             520         389         409         449       343
  Capitalized Interest ..........................            86             120          80          70          76        83
  Rental Expense Representative of Interest
    Factor ......................................            54              71          83          80          80        83
                                                         ------          ------      ------      ------      ------    ------
                                                            473             711         552         559         605       509
                                                         ------          ------      ------      ------      ------    ------
Total Adjusted Earnings Available for Payment
  of Fixed Charges ..............................        $3,162          $3,230      $4,319      $5,085      $5,055    $3,854
                                                         ======          ======      ======      ======      ======    ======
Number of Times Fixed Charges are Earned<Fc> ....           6.7             4.5         7.8         9.1         8.4       7.6
                                                         ======          ======      ======      ======      ======    ======

-----------------------------
<Fa> Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
<Fb> Includes write-off of capitalized interest associated with divested businesses.
<Fc> Excludes interest and debt expense which has been allocated to or incurred by discontinued operations. Divestiture of Conoco Inc. was completed August 6, 1999.
