Form 10-K
period 1999-12-31
DUPONT E I DE NEMOURS & CO
filed 2000-03-17
CIK 30554

                                     1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the year ended December 31, 1999               Commission file number 1-815

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers; and shares held by DuPont's Flexitrust; and treasury shares) as of March 6, 2000, was approximately $51.4 billion. As of such date, 1,047,062,136 shares (excludes 5,410,591 shares held by DuPont's Flexitrust and 87,041,427 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                              Incorporated By
                                                           Reference In Part No.
                                                           ---------------------
   The company's 1999 Annual Report to Stockholders......      I, II, and IV
   The company's Proxy Statement, dated March 17, 2000,
    in connection with the Annual Meeting of Stockholders
    to be held on April 26, 2000.........................           III

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

                               ----------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          -----
 Part I
    Item 1.  Business..................................................     3-9
    Item 2.  Properties................................................    9-10
    Item 3.  Legal Proceedings.........................................   10-11
    Item 4.  Submission of Matters to a Vote of Security Holders.......      12
             Executive Officers of the Registrant......................      12
 Part II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................      12
    Item 6.  Selected Financial Data...................................      12
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................      13
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk......................................................      13
    Item 8.  Financial Statements and Supplementary Data...............      13
    Item 9.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.......................      13
 Part III
    Item 10. Directors and Executive Officers of the Registrant........      14
    Item 11. Executive Compensation....................................      14
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management................................................      14
    Item 13. Certain Relationships and Related Transactions............      14
 Part IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................   14-17
    Signatures..........................................................     18

                      Note on Incorporation by Reference

  Throughout this report, various information and data are incorporated by reference to portions of the company's 1999 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

Item 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines including high-performance materials, specialty chemicals, pharmaceuticals and biotechnology. The company operates globally through some 20 strategic business units. Within the strategic business units, approximately 80 businesses manufacture and sell a wide range of products to many different markets, including the transportation, textile, construction, automotive, agricultural and hybrid seeds, nutrition and health, pharmaceuticals, packaging and electronics markets.

  In 1999, DuPont completed three major initiatives in line with its strategic direction. In February, the acquisition of Herberts was finalized for $1.7 billion in cash paid and debt assumed. Herberts was the automotive coatings business of Hoechst AG, and its acquisition makes DuPont Performance Coatings the world's largest automotive coatings business. In August, the company completed its divestiture of the Conoco energy business. In a tax free split off, DuPont shareholders tendered 147,980,872 shares of DuPont common stock in exchange for Conoco Class B shares. This transaction culminated a strategic shift, announced in 1998, to exit the energy business, with realization of $21 billion in value for DuPont shareholders. In October, the company continued its strategic portfolio realignment with the acquisition of the remaining 80% of Pioneer Hi-Bred International, Inc. that it did not already own. This transaction, valued at $7.7 billion, brings to DuPont the largest seed company in the world. Herberts is part of DuPont's Performance Coatings & Polymers segment and Pioneer is a stand-alone segment. Conoco Inc. is presented as discontinued operations in the consolidated financial statements and notes, and further discussed in the Discontinued Operations section below and in
Exhibit 13. Consistent with this presentation, essentially all information in this report is provided on a continuing operations basis unless otherwise noted.

  The company's strategic business units have been aggregated into nine reportable segments--Agriculture & Nutrition, Nylon Enterprise, Performance Coatings & Polymers, Pharmaceuticals, Pigments & Chemicals, Pioneer, Polyester Enterprise, Specialty Fibers, and Specialty Polymers. The following pages and
Exhibit 13 provide perspective on these nine segments. Excluded is a tenth segment, "Other." This segment represents less than 2% of total 1999 segment sales and consists of the company's photomasks, safety resources, and global services businesses, and divested businesses including certain printing and publishing products and coal. Financial data for the "Other" segment is provided in Note 28, "Industry Segment Information," in Exhibit 13.

  The company and its subsidiaries have operations in about 65 countries worldwide and, as a result, about 49% of consolidated sales are derived from sales outside the United States, based on the location of the customer. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities; and some are distributors of products manufactured by the company. Total worldwide employment at year-end 1999 was about 94,000 people.

Discontinued Operations

  On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100%-owned petroleum business, Conoco Inc. On October 21, 1998, the company's interest in Conoco was reduced to 69.5 % following an initial public offering of Conoco Class A common stock. On August 6, 1999, the company completed the planned divestiture through a tax-free split off whereby the company exchanged its 436,543,573 shares of Conoco Class B common stock for 147,980,872 shares of DuPont common stock. The company's consolidated financial statements and notes report its former petroleum business as discontinued operations.

  The following information describing the business of the company can be found on the indicated pages of Exhibit 13:

                                 Item                                   Page(s)
                                 ----                                   -------
Discussion of Business Developments in 1999:
  Chairman's Letter....................................................  2- 5*
Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Agriculture & Nutrition............................................  16-17
    Nylon Enterprise...................................................  17-18
    Performance Coatings & Polymers....................................  18-19
    Pharmaceuticals....................................................  19-20
    Pigments & Chemicals...............................................  20-21
    Pioneer............................................................  21-22
    Polyester Enterprise...............................................  22-23
    Specialty Fibers...................................................  23-24
    Specialty Polymers.................................................  24-25
  Total Segment Sales, Intersegment Transfers, After-Tax Operating
   Income, and Segment Net Assets for 1999, 1998, and 1997.............  68-71
Geographic Information:
  Net Sales and Net Property 1999, 1998, and 1997......................     68

--------
* Excludes the photographs, captions, and margin notes on pages 2 to 5.

Sources of Supply

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for most raw materials, including hydrocarbon feedstocks, and for fuels. Large volume purchases are generally procured under competitively priced supply contracts.

  With the exception of the Agriculture & Nutrition, Pharmaceuticals, and Pioneer segments, a majority of sales in the segments' businesses is dependent on hydrocarbon feedstocks derived from crude oil and natural gas. Current hydrocarbon feedstock requirements are met by purchases from major petroleum companies. DuPont's joint venture with Equistar Chemicals, LP manufactures and supplies a significant portion of the company's requirements for ethylene glycol.

  The major purchased commodities, raw materials, and supplies for reportable segments in 1999 are listed below:

                         Performance
 Agriculture &           Coatings                 Pigments &             Specialty
   Nutrition             & Polymers               Chemicals                Fibers
----------------       ----------------         ----------------       ----------------
acetaldoxime           adipic acid              ammonia                acetylene
cyanamide              butadiene                chlorine               isophthaloyl
dichlorophenol         chlorine                 chloroform              chloride
 isocyanate            cyclohexane              coke                   metaphenylenediamine
methyl mercaptan       ethylene                 fluorspar              MDI
packaging materials    fiberglass               hydrofluoric           paraphenylenediamine
soybean flake          hydrocarbon solvents      acid                  polyethylene
                       isocyanate resins        isophthalic            terephthaloyl
                       melamine resins           acid                   chloride
     Nylon             methanol                 methanol
   Enterprise          packaging materials      perchloroethylene        Specialty
----------------       pigments                 sodium                    Polymers
adipic acid            polyethylene              hydroxide             ----------------
ammonia                ultra violet             sulfur                 acetic acid
butadiene               light stabilizer        titanium ore           alumina trihyclrate
cyclohexane                                                            ethane
natural gas                                        Polyester           methacrylic
                       Pharmaceuticals             Enterprise           acid
                       ----------------         ----------------       polyethylene
                       efavirenz                acetic acid
                       losartan potassium       dimethyl
                       molybdenum-99             terephthalate
                       warfarin sodium          ethylene glycol
                       copper-midi              packaging
                       naltrexone                materials
                        hydrochloride           paraxylene
                                                purified
                                                 terephthalic acid

   Pioneer
----------
The Pioneer segment, in the hybrid seed industry, has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, Pioneer generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. Pioneer believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels. The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the company can engage in seed production year-round.

  In addition, during 1999, the company consumed substantial amounts of electricity and natural gas for energy.

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

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns about 18,000 patents which are filed worldwide and has over 16,000 applications for patents pending. In 1999, the company was granted almost 350 U.S. patents and almost 1,500 international patents. No individual patent is of material importance to any of the company's segments. However, the company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each segment. Patent information related to Crop Protection (CP) is in Exhibit 13 on page 17 at the "Outlook" part of the Agriculture & Nutrition segment review.

  Patent protection is important to the ability of the DuPont Pharmaceuticals Company ("DuPont Pharmaceuticals") to successfully commercialize its products. DuPont Pharmaceuticals owns or is licensed under a number of patents and pending patent applications in the United States and other countries, relating to its marketed products and its development pipeline. The patent protection for Coumadin(R) (warfarin sodium) has expired. DuPont Pharmaceuticals is exclusively licensed in the United States, Canada and certain European countries under Merck & Co.'s patents covering Sustiva(TM) (efavirenz). The U.S. patents covering the Sustiva(TM) compound and use of Sustiva(TM) for the treatment of HIV infection expire in 2013 and 2014, respectively. DuPont has exclusively licensed marketing rights for Cozaar(R) (losartan potassium) and Hyzaar(R) (losartan potassium, hydrochlorothiazide) to Merck & Co. Inc. under the patents covering these products. The U.S. patents covering Cozaar(R) and Hyzaar(R) compounds, pharmaceutical formulation and use for treatment for hypertension expire in 2009.

  The environment in which Pioneer and the rest of the hybrid seed industry compete is increasingly affected by new patents, patent positions and patent lawsuits. Pioneer believes that its current intellectual property positions, technologies, germplasm and sales force put it in a good position to freely develop and commercialize the products Pioneer will need to compete effectively. No single piece of intellectual property owned by Pioneer is vitally important to its business. However, Pioneer's total patent position relating to biotechnology, including the area of genetically engineering insect, disease and herbicide resistance into crops, may be significant to its ability to compete in the future. Pioneer, as well as others in the industry, have applied for and been granted a substantial number of patents in this area. If existing and future biotechnology patents are upheld, it is uncertain if the holders of these patents will allow the technology to be licensed to others in the industry. If licenses are granted, it is uncertain whether they will be based on commercially reasonable terms. Pioneer will review carefully all requests for licenses to its technology and will grant access when it is commercially prudent to do so. Pioneer is involved in several lawsuits, both as plaintiff and defendant, concerning intellectual property rights related primarily to corn and soybean products. The ultimate outcome of all of this litigation could be significant to the results of operations of the Pioneer segment during the period recognized, but management does not anticipate that it will have a material adverse effect on the company's consolidated financial position or liquidity.

  The company has more than 2,000 individual trademarks and brands for its products and services which are registered in various countries throughout the world. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has a number of trademarks which have significant recognition at the consumer level; many are the most recognized brands in their categories. Examples include the DuPont Oval, Lycra(R) spandex, Corian(R) surfaces, Stainmaster(R) carpets, Teflon(R) fluoropolymers, films, fabric protector and dispersions, and Pioneer(R) brand seeds. The company's rights under its trademarks are important to the company as a whole and, to varying degrees, important to each industry segment. All of DuPont Pharmaceuticals' significant products are sold under trademarks which are protected by registration in the United States and other countries in which its products are marketed. DuPont Pharmaceuticals considers these trademarks in the aggregate to be of material importance to the operation of its business.

Seasonality

  In general, sales of the company's products, outside of the Agriculture & Nutrition and Pioneer segments, are not substantially affected by seasonality. The Agriculture & Nutrition segment business is strongest in the first half of the year, particularly the second quarter. The Pioneer segment's seed business is also highly seasonal. Substantially all seed sales and earnings are made during the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year.

  Due to the seasonal nature of the seed business, Pioneer segment's inventory is at its highest level at the end of the calendar year, and is sold down in the first and second quarters. Trade receivables in the Agricultural & Nutrition and Pioneer segments are at a low point at year-end and increase through the selling season to peak at the end of second quarter.

Marketing

  With the exception of Pioneer, most products are marketed primarily through DuPont's sales force, although in some regions more emphasis is placed on sales through distributors. In North America, the majority of Pioneer(R) brand seed is marketed through independent sales representatives. In areas outside the traditional corn belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

Major Customers

  The company's sales are not materially dependent on a single customer or small group of customers. The Nylon Enterprise and the Performance Coatings & Polymers segments, however, have several large customers in their respective industries that are important to these segments' operating results. In 1999 for the Pharmaceuticals segment, ten wholesale distributors of the DuPont Pharmaceuticals Company comprised 68% of gross sales.

Competition

  Businesses in DuPont's nine reportable segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved.

  Principal competitors for all segments except Pharmaceuticals, Pioneer, and Agricultural & Nutrition include major chemical companies based in the United States, Europe, Japan, China and other Asian nations. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms. In addition, the company competes with petrochemical operations in oil-producing countries.

  The Pharmaceuticals segment faces competition from both ethical pharmaceutical companies which produce drugs that treat indications treated by DuPont's products and from generic companies which produce drugs that are the generic equivalents of DuPont's products.

  The Pioneer segment, in the hybrid seed industry, is characterized by competition based primarily on product performance and price. Pioneer's objective is to produce products that consistently out-perform the competition and therefore command a premium price.

Research and Development

  The company performs research and development in support of strategic business units in all nine reportable segments.

  The highest concentration of research is carried out at several large research centers in and around Wilmington, Delaware, which are primary research locations for eight of the nine reportable segments (all except Pioneer). Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. In addition, research for these eight segments is conducted in the United States at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants. DuPont also operates an increasing number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company's global interests.

  The Pioneer segment carries out research and product development to develop hybrids of corn, sorghum and sunflower, and varieties of soybean, alfalfa, wheat, and canola for worldwide markets. Pioneer operates more than 110 primary research locations involved in developing and testing new products. Hybrids and varieties are developed at these primary research locations and tested at thousands of other locations.

  Relative to historical levels, the company is placing increasing emphasis on bioscience-related research and development through the Agriculture & Nutrition, Pharmaceuticals, and Pioneer segments. Research and development expense is expected to increase in 2000.

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

  Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1995 through 1999 are included under the heading "General" of the Five-Year Financial Review on page 73 of Exhibit 13.

Environmental Matters

  Information relating to environmental matters is included in two areas of
Exhibit 13: (1) "Management's Discussion and Analysis" on pages 39-41, and (2) Notes 1 and 26 to the financial Statements on pages 47-48 and 66-67, respectively.

Cautionary Statements Under The Private Securities Litigation Reform Act of
1995

 Forward-Looking Statements

  This presentation contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, financial results are forward-looking statements.

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

  . The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete clinical trials of new pharmaceuticals; obtain relevant regulatory approvals, which may include approval from the Food and Drug Administration; obtain adequate intellectual property protection; or gain market acceptance of the new products.

  . As part of its strategy for growth, the company has made and may continue to make acquisitions, divestitures and alliances. There can be no assurance that these will be completed or beneficial to the company.

  . To a significant degree, results in the company's Agriculture & Nutrition and Pioneer segments reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the United States occur in the first half of the year, particularly the second quarter. In addition, demand for products produced in these segments may be affected by market acceptance of genetically modified organisms.

  . The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings, to improve productivity and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

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

  Further information regarding properties is included in Exhibit 13 in the Segment Reviews on pages 16-25. Information regarding research and development facilities is incorporated by reference to Item 1, Business--

Research and Development on pages 7-8 of this report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 13 and 26 to the company's consolidated financial statements on pages 55 and 66-67, respectively, in Exhibit 13.

  Approximately 71% of the property, plant and equipment related to operations in the company's nine reportable segments is located in the United States and Puerto Rico. This investment is located at some 75 sites, principally in Texas, Delaware, Virginia, North Carolina, Tennessee, West Virginia, and South Carolina. The principal locations within these states are as follows:

                                                                                North
     Texas                Delaware                  Virginia                   Carolina
----------------         -----------               -----------               ------------
Beaumont                 Edge Moor                 Front Royal               Fayetteville
Corpus Christi           Newark                    Hopewell                  Kinston
LaPorte                  Seaford                   James River               Raleigh
Orange                                             Richmond                  Wilmington
Victoria                                           Waynesboro
                            West                      South
   Tennessee              Virginia                  Carolina
----------------         -----------               -----------
Chattanooga              Belle                     Camden
Memphis                  Martinsburg               Charleston
New Johnsonville         Parkersburg               Florence
Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 70 sites, principally in the United Kingdom, Canada, The Netherlands, Germany, Singapore, China, Luxembourg, Spain, Taiwan, Mexico, France, Japan, Brazil, Belgium, Argentina and Republic of Korea.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 83% in 1999, 82% in 1998, and 88% in 1997. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

Item 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. Based on the belief that Benlate(R) 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that Benlate(R) 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. As of mid-March 2000, approximately 150 of the cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using Benlate(R) 50 DF although some include claims for alleged damage to shrimping operations and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct. In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Also pending is a shareholder derivative action filed in Georgia federal district court which alleges that DuPont's Board of Directors breached various duties in connection with the Benlate(R) 50 DF litigation. A motion to dismiss the complaint was filed. Certain plaintiffs who have previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate(R) 50 DF claims. Approximately 40 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida and Hawaii. DuPont continues to believe that Benlate(R) 50 DF did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from Benlate(R) 50 DF lawsuits may be significant to the company's results of operations, particularly in the Crop Protection business, in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

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

  On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under Section 112(r) of the Clean Air Act, Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2.7 million. DuPont denies these alleged violations, believes that DOJ's settlement offer is inappropriate and excessive and plans to contest this action by DOJ.

  By letter dated July 13, 1999, the U.S. Department of Justice (DOJ) provided "formal notice" to DuPont that, due to the May 1997 HF release, DOJ intended to bring a "federal court action" against DuPont under the Clean Air Act (CAA)
Section 112(r)--General Duty Clause. On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoroproducts facility. This release lasted about 40 minutes. There were no on site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicted it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. DOJ proposed a settlement prior to filing its action for $1.7 million. DuPont sought and received a meeting with EPA and DOJ in September 1999. Settlement discussions are ongoing. DuPont will contest the proposed $1.7 million fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident.

  The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal system under CERCLA and the Oil Pollution Act (OPA). The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of 17 entities potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicted that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor system. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 6, 2000, of the company's executive officers.

                                                                      Executive
                                                                       Officer
                                                                Age     Since
                                                              ------- ---------
Chairman of the Board of Directors and Chief Executive
 Officer
  Charles O. Holliday, Jr.(1)................................    51     1992
Other Executive Officers:
  Richard R. Goodmanson, Executive Vice President and Chief
   Operating Officer.........................................    52     1999
  Joseph A. Miller, Jr., Senior Vice President and Chief
   Science & Technology Officer..............................    58     1994
  Stacey J. Mobley, Senior Vice President, Chief
   Administrative Officer and General Counsel................    54     1992
  Gary M. Pfeiffer, Senior Vice President and Chief Financial
   Officer...................................................    50     1997
--------
(1) Member of the Board of Directors.

  The company's executive officers are elected or appointed for the ensuring year or for an indefinite term, and until their successors are elected or appointed. With the exception of Mr. Goodmanson, each officer named above has been an officer or an executive of DuPont, its subsidiaries, or an affiliate during the past five years. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992-
1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

                                    PART II

  Information with respect to the following Items can be found on the indicated pages of Exhibit 13 if not otherwise included herein.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc.
(symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 139,835 at December 31, 1999, and 138,138 at March 6, 2000.
                                                              Page(s)
                                                              -------
Quarterly Financial Data:
  Dividends Per Share of Common Stock........................    72
  Market Price of Common Stock (High/Low)....................    72

Item 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations......................................    73
  Financial Position at Year End.............................    73
  General....................................................    73

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                        Page(s)
                                                                        -------
Chairman's Letter.....................................................     2-5*
Management's Discussion and Analysis:
  Analysis of Continuing Operations...................................   14-15
  Discontinued Operations.............................................   15-16
  Segment Reviews.....................................................   16-26
  Financial Condition.................................................   26-27
  Purchased In-Process Research and Development.......................   28-36
  Financial Instruments...............................................   36-38
  Year 2000 Readiness Disclosure......................................      38
  European Monetary Union.............................................      39
  Environmental Matters...............................................   39-41
  Forward-Looking Statements..........................................      41
--------
*Excludes the photographs, captions, and margin notes on pages 2 to 5.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's Discussion and Analysis:
  Financial Instruments
    Derivatives and Other Hedging Instruments.........................      36
    Foreign Currency Risk.............................................      37
    Interest Rate Risk................................................      38
    Commodity Price Risk and Trading..................................      38

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:
  Report of Independent Accountants...................................      42
  Consolidated Income Statement for 1999, 1998, and 1997..............      43
  Consolidated Balance Sheet as of December 31, 1999 and December 31,
   1998...............................................................      44
  Consolidated Statement of Stockholders' Equity for 1999, 1998 and
   1997...............................................................      45
  Consolidated Statement of Cash Flows for 1999, 1998 and 1997........      46
  Notes to Financial Statements.......................................   47-71
Quarterly Financial Data and related notes for the following items for the two years 1999 and 1998:
  Sales...............................................................      72
  Cost of Goods Sold and Other Expenses...............................      72
  Income (Loss) from Continuing Operations............................      72
  Income from Discontinued Operations.................................      72
  Net Income (Loss)...................................................      72
  Basic Earnings Per Share of Common Stock............................      72
  Diluted Earnings Per Share of Common Stock..........................      72
  Dividends Per Share of Common Stock.................................      72
  Market Price of Common Stock........................................      72

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 1999 Annual Meeting Proxy Statement dated March 17, 2000, filed in connection with the Annual Meeting of Stockholders to be held April 26, 2000. However, information regarding executive officers is contained in Part I of this report (page 12) pursuant to General Instruction G of this form.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         Page(s)
                                                                         -------
Election of Directors...................................................    4-7
Compliance With the Securities Exchange Act.............................      9

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors...............................................    2-3
Compensation and Stock Option Information...............................  12-15
Retirement Benefits.....................................................  16-17

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Securities......................................    8-9

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors...................................................    4-7

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Financial Statement Schedule and Exhibits

    1. Financial Statements. (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to
  Exhibit 13.)

    2. Financial Statement Schedule.

      Report of Independent Accountants on Financial Statement Schedule
      Schedule II--Valuation and Qualifying Accounts and Reserves.

  The following should be read in conjunction with the previously referenced Financial Statements:

    Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto incorporated by reference.

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25% of consolidated net assets at December 31, 1999.

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

  3. Exhibits

  The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Company's Restated Certificate of Incorporation, filed May 29, 1997
         (incorporated by reference to the company's filing on Form 8-K on June
         13, 1997.)
  3.2    Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1998).
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1996).
 10.2*   The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March
         31, 1998).
 10.3*   Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December
         31, 1996).
 10.4*   Company's Pension Restoration Plan, as last amended effective June 4,
         1996 (incorporated by reference to Exhibit 10.4 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1996).
 10.5*   Company's Stock Performance Plan, as last amended effective January
         28, 1998 (incorporated by reference to Exhibit 10.1 of the company's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998).
 10.6*   Company's Variable Compensation Plan, as last amended effective April
         30, 1997 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).
 10.7*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994.
 10.8*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995.
 10.9*   Company's 1997 Corporate Sharing Plan, adopted by the Board of
         Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1996).
 10.10*  Company's Retirement Income Plan for Directors, as last amended August
         1995 (incorporated by reference to Exhibit 10.12 of the company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.11*  Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson.
 10.12   Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company
         (incorporated by reference to Exhibit 10.13 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1998).
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 12.1    Statement re computation of the ratio of earnings to fixed charges--
         Pro Forma.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------
 13      The Letter to Shareholders; Management's Discussion and Analysis; and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1999, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.
 27*     Financial Data Schedule--year ended December 31, 1999.
 27.1*   Restated Financial Data Schedule--year ended December 31, 1998.
 27.2*   Restated Financial Data Schedule--year ended December 31, 1997.
 27.3*   Restated Financial Data Schedule--quarter ended March 31, 1999.
 27.4*   Restated Financial Data Schedule--quarter ended June 30, 1999.
 27.5*   Restated Financial Data Schedule--quarter ended September 30, 1999.
 27.6*   Restated Financial Data Schedule--quarter ended March 31, 1998.
 27.7*   Restated Financial Data Schedule--quarter ended June 30, 1998.
 27.8*   Restated Financial Data Schedule--quarter ended September 30, 1998.

--------
*  Filed electronically only.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On October 8, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5,
  "Other Events," the Registrant filed a press release entitled "DuPont Announces Final Proration Factor For Merger With Pioneer Hi-Bred International, Inc."

    (2) On October 8, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, "Other
  Events," the Registrant filed a press release entitled "DuPont Plans to Acquire CombiChem to Assist in Drug Discovery."

    (3) On October 18, 1999, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 2,
  "Acquisition or Disposition of Assets," the Registrant filed information related to the merger of DuPont and Pioneer Hi-Bred International, Inc.

    (4) On October 20, 1999, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 7,
  "Financial Statements and Exhibits," the Registrant filed a press release entitled "DuPont Reports Third Quarter 1999 Earnings."

    (5) On January 6, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5,
  "Other Events," the Registrant filed a press release entitled "Landgraf Named CEO of DuPont Pharmaceuticals Company."

    (6) On January 26, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 7,
  "Financial Statements and Exhibits," the Registrant filed a press release entitled "DuPont Reports Fourth Quarter And Full Year 1999 Earnings."

    (7) On February 22, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, "Other
  Events," the Registrant filed a press release entitled "DuPont and Internet Capital Group Partner to Accelerate E-Commerce Development in Major Industrial Markets."

    (8) On February 23, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, "Other
  Events," the Registrant filed a press release entitled "DuPont Reviews Progress Toward Double-Digit Earnings Growth."

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 17th day of March 2000.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                      G. M. Pfeiffer
                                          By __________________________________
                                                      G. M. Pfeiffer
                                               Senior Vice President--DuPont
                                                          Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 17th day of March 2000, by the following persons on behalf of the registrant in the capacities indicated:

               Chairman of the Board and Chief Executive Officer
                                 and Director:
                         (Principal Executive Officer):

                              C. O. Holliday, Jr.
                             ---------------------
                              C. O. Holliday, Jr.

Directors:

           A. J. P. Belda                              G. Lindahl
-------------------------------------     -------------------------------------
           A. J. P. Belda                              G. Lindahl

           C. J. Crawford                               M. Naitoh
-------------------------------------     -------------------------------------
           C. J. Crawford                               M. Naitoh

           L. C. Duemling                             W. K. Reilly
-------------------------------------     -------------------------------------
           L. C. Duemling                             W. K. Reilly

            E. B. du Pont                           H. R. Sharp, III
-------------------------------------     -------------------------------------
            E. B. du Pont                           H. R. Sharp, III

            D. C. Hopkins                              C. M. Vest
-------------------------------------     -------------------------------------
            D. C. Hopkins                              C. M. Vest

            L. D. Juliber                              S. I. Weill
-------------------------------------     -------------------------------------
            L. D. Juliber                              S. I. Weill

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
 E. I. du Pont de Nemours and Company

  Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, appearing on page 42 of the 1999 Annual Report to Stockholders of E. I. du Pont de Nemours and Company, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
February 18, 2000

                      E. I. DU PONT DE NEMOURS AND COMPANY
                         AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        For the Years Ended December 31
                             (Dollars in millions)
--------------------------------------------------------------------------------

Column A                     Column B   Column C     Column D       Column E
--------                    ---------- ----------- ------------- --------------
                            Balance at
                            Beginning   Additions   Deductions   Balance at End
Description                  of Year   to Reserves from Reserves    of Year
-----------                 ---------- ----------- ------------- --------------
1999
EMPLOYEE SEPARATION COSTS
 AND WRITE-DOWN OF ASSETS
  Write-down of Assets.....    $161       $ -          $161(b)        $ -
  Employee Termination
   Benefits/Other People-
   Related Costs...........     184        122(a)       207(c)          99
  Other....................      48         29(a)        37(d)          40
1998
EMPLOYEE SEPARATION COSTS
 AND WRITE-DOWN OF
 ASSETS(e)
  Write-down of Assets.....    $233       $232(a)      $304(f)        $161
  Employee Termination
   Benefits/Other People-
   Related Costs...........      53        310(a)       179(f)         184
  Other....................      54         35(a)        41(f)          48
1997
EMPLOYEE SEPARATION COSTS
 AND WRITE-DOWN OF ASSETS
  Write-down of Assets.....    $ -        $233(a)      $ -            $233
  Employee Termination
   Benefits/Other People-
   Related Costs...........      -          53(a)        -              53
  Other....................      -          54(a)        -              54

--------
(a) Additions represent charges to profit and loss.
(b) Deductions represent facility shutdowns of $130 and credits to profit and loss of $31.
(c) Deductions include settlement of employee separation reserves of $177 and credits to profit and loss of $30.
(d) Deductions include settlement of other reserves of $21 and credits to profit and loss of $16.
(e) Certain amounts have been reclassified to conform with 1999 presentation.
(f) Deductions represent settlement of employee separations and asset write-offs.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                               INDEX OF EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Company's Restated Certificate of Incorporation, filed May 29, 1997
         (incorporated by reference to the company's filing on Form 8-K on June
         13, 1997.)
  3.2    Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1998).
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1996).
 10.2*   The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March
         31, 1998).
 10.3*   Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December
         31, 1996).
 10.4*   Company's Pension Restoration Plan, as last amended effective June 4,
         1996 (incorporated by reference to Exhibit 10.4 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1996).
 10.5*   Company's Stock Performance Plan, as last amended effective January
         28, 1998 (incorporated by reference to Exhibit 10.1 of the company's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998).
 10.6*   Company's Variable Compensation Plan, as last amended effective April
         30, 1997 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).
 10.7*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994.
 10.8*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995.
 10.9*   Company's 1997 Corporate Sharing Plan, adopted by the Board of
         Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1996).
 10.10*  Company's Retirement Income Plan for Directors, as last amended August
         1995 (incorporated by reference to Exhibit 10.12 of the company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.11*  Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson.
 10.12   Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company
         (incorporated by reference to Exhibit 10.13 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1998).
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 12.1    Statement re computation of the ratio of earnings to fixed charges--
         Pro Forma.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------
 13      The Letter to Shareholders; Management's Discussion and Analysis; and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 1999, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.
 27*     Financial Data Schedule--year ended December 31, 1999.
 27.1*   Restated Financial Data Schedule--year ended December 31, 1998.
 27.2*   Restated Financial Data Schedule--year ended December 31, 1997.
 27.3*   Restated Financial Data Schedule--quarter ended March 31, 1999.
 27.4*   Restated Financial Data Schedule--quarter ended June 30, 1999.
 27.5*   Restated Financial Data Schedule--quarter ended September 30, 1999.
 27.6*   Restated Financial Data Schedule--quarter ended March 31, 1998.
 27.7*   Restated Financial Data Schedule--quarter ended June 30, 1998.
 27.8*   Restated Financial Data Schedule--quarter ended September 30, 1998.

--------
*  Filed electronically only.