Form 10-Q
period 2000-05-05
DUPONT E I DE NEMOURS & CO
filed 2000-05-05
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2000

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


                           Yes   X         No


1,047,311,925 shares (excludes 5,160,802 shares held by DuPont's Flexitrust and 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 30, 2000.

                                                                   Form 10-Q


                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements
    Consolidated Income Statement ...............................         3
    Consolidated Statement of Cash Flows ........................         4
    Consolidated Balance Sheet ..................................         5
    Notes to Financial Statements ...............................      6-11

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
    Forward-Looking Statements ..................................     12-13
    Results of Operations:
      Financial Results .........................................     14-15
      Segment Performance .......................................     15-17
    Financial Condition .........................................     17-18
    Other Items:
      "Cozaar" Equalization .....................................        19
      Performance Coatings - Expanded Restructuring .............        19
      Polyester Enterprise ......................................     19-20
      Purchased In-Process Research and Development .............        20
      Staff Accounting Bulletin No. 101 .........................        20
      Year 2000 Readiness Disclosure ............................        21

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     21-23
  Item 4.  Submission of Matters to a Vote of
             Security Holders ...................................     23-24
  Item 5.  Other Information ....................................        24
  Item 6.  Exhibits and Reports on Form 8-K .....................     24-25

Signature .......................................................        26
Exhibit Index ...................................................     27-28
Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................        29

                                                                           Form 10-Q

                           PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                               Three Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                                   March 31
--------------------------------------------------------------------------------------
(Dollars in millions, except per share)                         2000         1999
-------------------------------------------------------------------------------------
SALES<Fb> ................................................     $7,593       $6,295
Other Income<Fc> .........................................        348           18
                                                               ------       ------
    Total ................................................      7,941        6,313
                                                               ------       ------
Cost of Goods Sold and Other Expenses<Fd> ................      4,856        3,840
Selling, General and Administrative Expenses .............        757          535
Depreciation .............................................        351          335
Amortization of Goodwill and Other Intangible Assets<Fe> .        107           33
Research and Development Expense .........................        421          358
Interest and Debt Expense ................................        201           96
Purchased In-Process Research and Development<Ff> ........        (11)          40
                                                               ------       ------
    Total ................................................      6,682        5,237
                                                               ------       ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND MINORITY INTERESTS .................................      1,259        1,076
Provision for Income Tax Expenses ........................        439          432
Minority Interests in Earnings of Consolidated
  Subsidiaries ...........................................         17           16
                                                               ------       ------
INCOME FROM CONTINUING OPERATIONS<Fb> ....................        803          628
DISCONTINUED OPERATIONS
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes ..................................        -             35<Fg>
                                                               ------       ------
NET INCOME ...............................................     $  803       $  663
                                                               ======       ======
BASIC EARNINGS PER SHARE OF COMMON STOCK<Fh>
  Continuing Operations ..................................     $  .76       $  .55
  Discontinued Operations ................................        -            .04
                                                               ------       ------
  Net Income .............................................     $  .76       $  .59
                                                               ======       ======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fh>
  Continuing Operations ..................................     $  .76       $  .55
  Discontinued Operations ................................        -            .03
                                                               ------       ------
  Net Income .............................................     $  .76       $  .58
                                                               ======       ======
DIVIDENDS PER SHARE OF COMMON STOCK ......................     $  .35       $  .35
                                                               ======       ======



See Notes to Financial Statements.


                                                                                       Form 10-Q



                                                                            Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                         March 31
------------------------------------------------------------------------------------------------
(Dollars in millions)                                                        2000         1999
------------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
  Net Income .........................................................     $   803      $   663
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations ........................         -            (35)
      Depreciation ...................................................         351          335
      Amortization of Goodwill and Other Intangible Assets ...........         107           33
      Purchased In-Process Research and Development ..................         (11)          40
      Other Noncash Charges and Credits - Net ........................         199           88
      Change in Operating Assets and Liabilities - Net ...............      (1,114)        (977)
                                                                           -------      -------
        Cash Provided by Continuing Operations .......................         335          147
                                                                           -------      -------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of Property, Plant and Equipment .........................        (434)        (473)
  Investment in Affiliates ...........................................          (9)          (7)
  Payments for Businesses Acquired (Net of Cash Acquired) ............         (23)      (1,656)
  Proceeds from Sales of Assets ......................................         191           59
  Net Decrease (Increase) in Short-Term Financial Instruments ........        (118)          (2)
  Miscellaneous - Net ................................................         (28)          (7)
                                                                           -------      -------
        Cash Used for Investment Activities of Continuing
          Operations .................................................        (421)      (2,086)
                                                                           -------      -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders .....................................        (369)        (397)
  Net Increase in Borrowings .........................................       1,871        2,590
  Acquisition of Treasury Stock ......................................         -            (44)
  Proceeds from Exercise of Stock Options ............................          34           14
  Increase in Minority Interests .....................................         -             79
                                                                           -------      -------
        Cash Provided by Financing Activities ........................       1,536        2,242
                                                                           -------      -------
Net Cash Flow from Discontinued Operations ...........................         -           (255)
                                                                           -------      -------
Effect of Exchange Rate Changes on Cash ..............................         (72)         (68)
                                                                           -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................     $ 1,378      $   (20)
                                                                           =======      =======



See Notes to Financial Statements.




                                                                                                        Form 10-Q
CONSOLIDATED BALANCE SHEET<Fa>                                                           March 31     December 31
-----------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                    2000          1999
-----------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................     $ 2,844       $ 1,466
  Marketable Securities ............................................................         225           116
  Accounts and Notes Receivable ....................................................       6,203         5,318
  Inventories<Fi> ..................................................................       4,545         5,057
  Prepaid Expenses .................................................................         267           202
  Deferred Income Taxes ............................................................         421           494
                                                                                         -------       -------
    Total Current Assets ...........................................................      14,505        12,653
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation (March 31, 2000 -
  $20,432; December 31, 1999 - $20,545) ............................................      14,544        14,871
INVESTMENT IN AFFILIATES ...........................................................       1,895         1,459
OTHER ASSETS .......................................................................      11,540        11,794
                                                                                         -------       -------
    TOTAL ..........................................................................      42,484        40,777
                                                                                         =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................       2,310         2,780
  Short-Term Borrowings and Capital Lease Obligations ..............................       6,709         4,941
  Income Taxes .....................................................................         428           359
  Other Accrued Liabilities ........................................................       3,227         3,148
                                                                                         -------       -------
    Total Current Liabilities ......................................................      12,674        11,228
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................       6,677         6,625
OTHER LIABILITIES ..................................................................       7,826         7,872
DEFERRED INCOME TAXES ..............................................................       1,564         1,660
                                                                                         -------       -------
    Total Liabilities ..............................................................      28,741        27,385
                                                                                         -------       -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................         533           517
                                                                                         -------       -------
STOCKHOLDERS' EQUITY<Fj>
  Preferred Stock ..................................................................         237           237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at March 31, 2000 - 1,139,514,154; December 31, 1999 - 1,139,514,154............         342           342
  Additional Paid-In Capital .......................................................       7,788         7,941
  Reinvested Earnings ..............................................................      12,121        11,699
  Accumulated Other Comprehensive Loss .............................................        (269)         (133)
  Common Stock Held in Treasury at Cost (Shares:  March 31, 2000 - 87,041,427);
    December 31, 1999 - 87,041,427) ................................................      (6,727)       (6,727)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  March 31, 2000 - 5,324,135; December 31,
    1999 - 7,342,245) ..............................................................        (282)         (484)
                                                                                         -------       -------
    Total Stockholders' Equity .....................................................      13,210        12,875
                                                                                         -------       -------
    TOTAL ..........................................................................     $42,484       $40,777
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

<Fb> SEGMENT INFORMATION -                               Three Months Ended
     CONTINUING OPERATIONS<F1>                                March 31
     -------------------------------------------------------------------------
     (Dollars in millions)                              2000           1999
     -------------------------------------------------------------------------
     SEGMENT SALES<F2>
     -------------
     Agriculture & Nutrition ....................     $  626        $  720
     Nylon Enterprise ...........................      1,123         1,103
     Performance Coatings & Polymers ............      1,653         1,150
     Pharmaceuticals ............................        389           409
     Pigments & Chemicals .......................        960           866
     Pioneer ....................................        921            60
     Polyester Enterprise .......................        589           624
     Specialty Fibers ...........................        905           863
     Specialty Polymers .........................      1,091           989
     Other ......................................        125           115
                                                      ------        ------
         Total Segment Sales ....................      8,382         6,899

     Elimination of Intersegment Transfers ......       (159)         (174)
     Elimination of Equity Affiliate Sales ......       (632)         (431)
     Miscellaneous ..............................          2             1
                                                      ------        ------
         SALES ..................................     $7,593        $6,295
                                                      ======        ======
     AFTER-TAX OPERATING INCOME (LOSS)
     ---------------------------------
     Agriculture & Nutrition ....................     $   63        $   98
     Nylon Enterprise ...........................         87           102
     Performance Coatings & Polymers ............        179           100 <F3>
     Pharmaceuticals ............................         54            75
     Pigments & Chemicals .......................        163           146
     Pioneer ....................................         77<F4>        (7)
     Polyester Enterprise .......................          9            (6)
     Specialty Fibers ...........................        201           181
     Specialty Polymers .........................        165           164
     Other ......................................          2            10
                                                      ------        ------
         Total Segment ATOI .....................      1,000           863

     Interest & Exchange Gains and Losses .......       (123)         (163)<F5>
     Corporate Expenses .........................        (74)          (72)
                                                      ------        ------
         INCOME FROM CONTINUING OPERATIONS ......     $  803        $  628
                                                      ======        ======

                                                                   Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]
FOOTNOTES TO NOTE (b)
---------------------
<F1> Certain reclassifications of segment data have been made to reflect changes in organizational structure.

<F2> Includes pro rata equity affiliate sales and intersegment transfers.

<F3> Includes an estimated charge of $40 based on preliminary purchase price allocations in conjunction with the purchase of Herberts related to the value assigned to purchased in-process research and development. Pur-chased in-process research and development represents the value assigned to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established, and which have no alternative future use in research and development activities or otherwise.

<F4> Includes a noncash charge of $215 resulting from the sale of acquired
     Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999, partly offset by a $109 gain resulting from the sale of certain equity securities classified as available for sale, and a credit of $11 to reduce the preliminary pur-chase price allocated to purchased in-process research and development.

<F5> Includes an exchange loss of $81 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts. The purchase price for Herberts was negotiated in German marks.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                  (Continued)

[FN]

<Fc> First quarter 2000 includes a $176 gain resulting from the sale by
     Pioneer of certain equity securities classified as available for sale. First quarter 1999 includes an exchange loss of $131 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts, the automotive coatings business of Hoechst AG. The purchase price for Herberts was negotiated in German marks.

<Fd> In accordance with purchase accounting rules applied to the acquisition of the remaining 80 percent ownership interest in Pioneer on October 1, 1999, Pioneer inventory was increased to fair value. This inventory step-up generates noncash charges to cost of goods sold as the inventory on hand at the acquisition date is sold. The charge in first quarter 2000 was $347.

<Fe> 2000 includes amortization expense associated with acquisitions of
     Herberts and Pioneer. Prior to October 1, 1999, the Company's 20 percent ownership in Pioneer was accounted for under the equity method and results (including amortization expense) were reported as Other Income.

<Ff> During first quarter 2000, a credit of $11 was recorded based on revisions of preliminary purchase price allocations associated with the October 1, 1999, purchase of the remaining 80 percent ownership interest in Pioneer. During first quarter 1999, an estimated charge of $40 was recorded in conjunction with the purchase of Herberts, based on preliminary allocations of purchase price.

<Fg> Includes operating results of the company's interest in Conoco.

<Fh> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                                    Three Months Ended
                                         March 31
                              ------------------------------
                                  Basic           Diluted
                              -------------    -------------
                      2000    1,047,036,515    1,057,077,345
                      1999    1,127,086,632    1,138,090,171

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

     The following stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                                      Three Months Ended
                                        March 31, 2000
                                    -----------------------
                                       2000         1999
                                    ----------    ---------
                   Stock Options    13,382,037    8,576,345

     Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $(25) and $7 for the three months ended March 31, 2000, and 1999, respectively.

     Shares held by the Flexitrust and treasury stock are not considered outstanding in computing the foregoing weighted-average number of common shares.

                                                      March 31     December 31
<Fi> Inventories                                        2000          1999
     -----------                                      --------     -----------
     Finished Products ..........................      $3,004         $3,322
     Semifinished Products ......................       1,281          1,518
     Raw Materials and Supplies .................         872            823
                                                       ------         ------
                                                        5,157          5,663
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis ..........         612            606
                                                       ------         ------
         Total ..................................      $4,545         $5,057
                                                       ======         ======
     At October 1, 1999, Pioneer inventories were stepped up to fair value in accordance with purchase accounting rules. At March 31, 2000, and December 31, 1999, these inventories include the remaining balance of the step-up of $410 and $757, respectively.

                                                                    Form 10-Q


                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (Continued)


[FN]

<Fj> The following sets forth the company's Total Comprehensive Income for the periods shown:
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                       2000        1999
                                                      -------      -----
          Net Income ...........................      $ 803        $663
          Cumulative Translation Adjustment ....         (7)        (94)
          Unrealized Gains (Losses) on
            Securities .........................       (129)*         -
                                                      -----        ----
          Total Comprehensive Income ...........      $ 667        $569
                                                      =====        ====
          ----------------
          * Primarily reflects unrealized holding losses of $85 associ-ated with the company's investment in Healtheon/WebMD and a $35 adjustment related to the sale of an equity security.

<Fk> During the first quarter 2000, no new restructuring activities were initiated. Also in the first quarter there were no changes in estimates related to reserves established for restructuring initiatives contained in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 1999, at Note 5 "Employee Separation Costs and Write-Down of Assets." An update of these initiatives is discussed below under the respective prior years' activities.

     1999 Activities
     ---------------
     During 1999, the company recorded restructuring charges in three segments -- Agriculture & Nutrition, Nylon Enterprise and Polyester Enterprise.

     In Agriculture & Nutrition, by March 31, 2000, approximately $28 of employee termination payments had been settled and charged against the related liability. Approximately 640 employees have been terminated and another 70 employees have accepted other work assignments within the company. Total remaining reserve balances for employee termination payments and dismantlement and removal of facilities that were shutdown are approximately $31 at March 31, 2000.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (Continued)


[FN]

     In the Nylon Enterprise, by March 31, 2000, approximately 25 employees had been terminated, and settlement charges against the reserve have begun. Accordingly, the remaining reserve balance is $14 at March 31, 2000.

     In the Polyester Enterprise, by March 31, 2000, $40 related to employee separation costs has been settled and charged against the related liability. Approximately 700 employees have been terminated and about 65 employees have accepted other work assignments within the company. Total remaining reserve balances are approximately $20 at March 31, 2000.

     1998 Activities
     ---------------
     During 1998, the company recorded charges directly related to management decisions to implement company-wide productivity improvement initiatives. By March 31, 2000, about $267 in severance benefits have been charged against the related liability and approximately $32 in dismantlement and removal costs have been paid. The remaining balances are approximately $24 at March 31, 2000.

<Fl> During the first quarter of 2000, the company finalized purchase account-
     ing related to the Herberts acquisition. There were no significant changes to the preliminary purchase price allocations. In connection with the acquisition, the company is implementing a restructuring plan that it began to formulate as of acquisition date. Under this plan, nearly 1,300 employees will be terminated as manufacturing facilities are shut down and other business activities are reorganized. Through
     March 31, 2000, approximately 1,100 employees have been terminated and about $27 in employee separation costs have been charged against the related liability. The total remaining reserve balances for terminations and other exit costs are approximately $24 and $5, respectively, at March 31, 2000.

                                                                    Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Forward-Looking Statements
         --------------------------
                 This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or pro-jections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

                 Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

              o The company operates in approximately 70 countries world-wide and derives about half of its revenues from sales outside the United States. Changes in the laws or policies of other governmental and quasi-governmental activities in the countries in which the company operates could affect its business in the country and the company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as greater price competition or a decline in U.S. or European industry sales from slowing economic growth) in those countries could affect the company's revenues, expenses and results.

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

                                                                   Form 10-Q



              o As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to the company.

              o To a significant degree, results in the company's Agriculture & Nutrition and Pioneer segments reflect changes in agricul-tural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the United States occur in the first half of the year. In addition, demand for products produced in these segments may be affected by market acceptance of genetically enhanced products.

              o The company has undertaken and may continue to undertake pro-ductivity initiatives, including organizational restructur-ings, to improve performance and generate cost savings.
                 There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

              o The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will con-tinue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the allega-tion, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.

              o The company's results of operations could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

                 The foregoing list of important factors is not inclusive, or necessarily presents them in order of importance.

                                                                   Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 Including one-time items in both periods and discontinued operations in 1999, diluted earnings per share were $.76 compared to $.58 in 1999. First quarter 2000 diluted earnings per share from continuing operations before one-time items was $.85 per share, 29 percent higher than the $.66 per share earned in the first quarter of 1999.

         Results From Continuing Operations
         ----------------------------------
                 First quarter 2000 sales were a record $7.6 billion, 21 percent over the first quarter 1999. This increase is the result of 6 percent higher volume from comparable businesses, 18 percent growth from the Herberts and Pioneer acquisitions and flat local currency prices. Sales were reduced 3 percent due to the currency effect from the stronger U.S. dollar. Regional results, including acquisitions, are summarized below:

              o Sales in the Asia Pacific Region increased 33 percent, 31 percent from volume growth plus a 2 percent currency benefit, principally the stronger yen.

              o In Europe, sales were up 30 percent with 40 percent higher volume offset by 10 percent lower prices due to currency effect, principally the weaker euro.

              o U.S. sales were up 15 percent reflecting 16 percent higher volume and 1 percent lower prices.

              o  Canada, Mexico and South America sales were up 23 percent.

                 Income from continuing operations for first quarter 2000 was $803 million compared to $628 million in 1999. Excluding one-time items, income from continuing operations for the first quarter 2000 was $898 million, compared to $749 million in the first quarter 1999, up $149 million or 20 percent. Acquisitions and benefits from lower pension costs added about $200 million to first quarter net income. Key offsetting factors were significantly higher raw material costs and a stronger U.S. dollar that together reduced earnings by $110 million. The remaining improvement in net income largely reflects higher volumes.

                 One-time items totaled $95 million and $121 million in 2000 and 1999, respectively. The current quarter's one-time items princi-pally include a noncash charge reflected in higher cost of goods sold due to the step-up to fair value, made in accordance with purchase

                                                                     Form 10-Q



        accounting rules, for Pioneer inventories acquired October 1, 1999. This was partly offset by a gain by Pioneer from the sale of certain equity securities. First quarter 1999 included one-time charges related to the Herberts acquisition.

             (2) Segment Performance:

                 The following text compares first quarter 2000 results with first quarter 1999, for sales and earnings of each segment, excluding the earnings impact of one-time items described in the footnotes to the "Segment Information - Continuing Operations" table at Note (b) on pages 6 and 7. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affili-ates. Total segment sales and transfers were $8.4 billion in the first quarter compared to $6.9 billion last year, up 21 percent.
        Total segment after-tax operating income of $1.1 billion was 21 percent higher than last year.

              o Agriculture & Nutrition segment earnings declined 36 percent due to significant weakness in the U.S. crop protection products business. While U.S. sales of crop protection products fell 41 percent, business in Asia and South America continues to grow with combined sales up 11 percent. Nutrition and Health businesses had double-digit revenue growth. Total segment sales dropped 13 percent on 11 percent lower volume and 2 percent lower prices.

              o Nylon Enterprise segment earnings were 15 percent lower on slightly higher sales, reflecting lower variable margins as revenue from selling price increases are lagging sharp run-up in raw material costs. Volumes including intermediates remain strong.

              o  Performance Coatings & Polymers segment earnings were up
                 28 percent, reflecting increases in all business units.
                 Sales were up 44 percent, 36 percent of which reflects the addition of Herberts. Herberts also contributed about half of the segment's earnings growth. Engineering Polymers earnings growth continued with strong worldwide volumes offsetting a negative currency impact, principally in Europe.

              o Pharmaceuticals segment earnings were down 28 percent as significant earnings growth from SustivaTM efavirenz was more than offset by planned higher R&D expense, supply-limited

                                                                    Form 10-Q



                 sales in "Sinemet Brand"; and as expected, lower sales of "Coumadin" (warfarin sodium tablets, USP).

                   Major product sales for the current quarter, comparable quarter and prior year are shown below:

                                               1Q 2000   1Q 1999   YR 1999
                                               -------   -------   -------
                                                     ($ in millions)

                   "Coumadin" ...............    $100      $160      $464
                   SustivaTM ................      96        15       211
                   "Sinemet Brand" ..........      64        93       331
                   "Cardiolite"/MiralumaTM ..      40        41       210

              o Pigments & Chemicals segment earnings were up 12 percent, reflecting increased earnings for White Pigment & Mineral Products (WPMP) and Fluorochemicals. Fluorochemicals continued to benefit from increased sales of CFC alternative products, and WPMP from higher worldwide volumes with particularly strong growth in Europe and Asia. For the segment, currency decline was offset by higher local prices.

              o Pioneer segment selling season is off to a good start with first quarter sales of $921 million and underlying ATOI of $172 million (versus a loss of $7 million last year). This reflects the increase in ownership from 20 percent in the first quarter of 1999 to full ownership this year. In addition, the quarter ending month was shifted from February, as used in last year's first quarter reporting, to the seasonally stronger month of March for current year report-ing. On a calendar-year comparable basis, Pioneer sales are expected to be modestly above 1999 levels.

              o Polyester Enterprise segment earnings improved to $9 million versus a loss of $6 million last year, principally due to lower costs from restructuring. Improved results occurred in Polyester Resins & Intermediates and Polyester Films. Posi-tive pricing actions have helped to dampen the negative impact of higher raw material costs. Segment sales for the quarter were down 6 percent, primarily as a result of exten-sive restructuring via formation of joint ventures which effectively sold down the company's ownership interest. Current results reflect 50 percent ownership in three joint ventures that were formed since the first quarter of last year.

                                                                    Form 10-Q



              o Specialty Fibers segment earnings increased 11 percent reflecting significantly higher sales volumes for "Lycra" spandex and Advanced Fiber Systems, particularly "Kevlar" fiber, that more than offset price weakness in Europe due to currency.

              o Specialty Polymers segment earnings were up 1 percent as sales increased 10 percent. Excluding the Packaging & Industrial Polymers (P&IP) business, segment earnings growth was 14 percent. P&IP earnings were adversely affected by significantly higher ethane and other raw material costs.

              o The Other segment earnings for the quarter were $2 million versus $10 million in 1999, principally reflecting the absence of a gain recorded last year on the sale of shares of DuPont Photomasks, Inc.

         (b) Financial Condition
                                                      Three Months Ended
                                                            March 31
                                                      ------------------
                                                       2000       1999
                                                      ------    --------
                                                        ($ in millions)
      Cash Provided by Continuing Operations .....    $ 335     $   147
      Purchases of Property, Plant and
        Equipment and Investment in Affiliates ...     (443)       (480)
      Payments for Businesses Acquired ...........      (23)     (1,656)
      Proceeds from Sales of Assets ..............      191          59

         Cash provided by continuing operations was $335 million for the first quarter of 2000, as compared with $147 million for the same period in 1999. Net income plus noncash charges included in net income was higher this year as compared to last year primarily reflecting the contribution of the Herberts and Pioneer acquisitions. Cash provided by increased income was partially offset by higher seasonal increases in working capital. Pioneer contributed to the higher quarter-over-quarter working capital increase; it is reflected in first quarter 2000 on a 100 percent ownership basis as compared to 20 percent ownership in first quarter 1999. Strong first quarter 2000 results by Pioneer contributed to higher trade receivables which were only partially offset by reductions in Pioneer inventory and other net working capital items.

         Year-to-date capital investments for purchases of property, plant, and equipment and investments in affiliates were $443 million in 2000, as compared to $480 million spent in 1999. The current spending level reflects management's intention to limit capital spending to about $2 billion for the year. Payments for businesses acquired in the first quarter of 2000 totaled $23 million as compared to $1.7 billion spent in 1999 which primarily reflects the acquisition of Herberts in February 1999.

                                                                    Form 10-Q



         Proceeds from the sale of assets in the first quarter of 2000 totaled $191 million primarily reflecting sale of available for sale securities held by Pioneer. Proceeds from the sale of assets in the first quarter 1999 totaled $59 million, and included the sale of several small operating assets as well as office real estate assets.

         The per share dividend paid to stockholders in first quarter 2000 was $.35 per share, the same as in 1999. The lower gross dollar dividends paid in first quarter 2000 as compared to 1999 reflects lower shares outstanding this year due to the third quarter 1999 Conoco divestiture.

         Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at March 31, 2000, was $10.3 billion, as compared to $10.0 billion at year-end 1999. Management's intent is to reduce net debt from the current level over the course of the year to increase the company's financial flexibility.

         Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

      Certain Statistics - Continuing Operations
      ------------------------------------------
                                            At 3/31/00      At 12/31/99
                                            ----------      -----------
      Current Ratio (current assets
        to current liabilities) ......         1.1:1           1.1:1

      Earnings to Fixed Charges ......           6.3             2.9

         Pioneer's days' sales outstanding reflects significant programs in the segment to provide farmers with extended harvest terms, which increase days' sales outstanding; or with discounts for cash sales, which decrease days' sales outstanding. Days' sales outstanding excluding Pioneer averaged 58 days in the first quarter, an increase of one day from fourth quarter 1999, and a decrease of one day from the first quarter of 1999. Including Pioneer, days' sales outstanding averaged 57 days in first quarter 2000 reflecting strong seasonal Pioneer sales in the quarter, particularly in March, as well as the impact of cash sales. Days' sales outstanding including Pioneer averaged 67 days in fourth quarter 1999 reflecting low seasonal Pioneer sales in the quarter, as well as the impact of extended terms.

                                                                    Form 10-Q



         (c) Other Items

             "COZAAR" EQUALIZATION
             ---------------------
         The company developed and now manufactures "Cozaar" and "Hyzaar" losartan potassium tablets used in the treatment of high blood pressure.
These pharmaceuticals are owned by the company and are marketed by Merck & Co., Inc., via a contractual arrangement which specifies a formula for the sharing of profits, commonly referred to as "Cozaar" equalization. The company expects to receive increased earnings under the equalization agreement at some future time. Based on the profit sharing formula and on its most recent projections, the company now estimates that this will occur on or about the end of the calendar year 2000. As such, it is most likely that any material additional earnings benefit from "Cozaar" equalization will not be realized until 2001.

             PERFORMANCE COATINGS - EXPANDED RESTRUCTURING
             ---------------------------------------------
         As part of its strategy to maintain a leading position in the highly competitive global coatings industry, the company announced plans in April 2000 to further restructure its global performance coatings business to consolidate business assets and eliminate redundancies associated with the acquisition of Herberts in 1999.

         The business intends to further consolidate manufacturing capacity, research and development, marketing and administrative activities located largely in Europe. These actions will result in the elimination of about 900 positions mainly through the consolidation of five more manufacturing facilities into regional, industry-focused "centers of excellence."

         The company estimates it will realize annual pretax savings of about $80 million as a result of these actions. Savings will begin to occur in the second quarter of 2000. DuPont expects to take a one-time charge in the second quarter principally for employee separation costs.

             POLYESTER ENTERPRISE
             --------------------
         In April 2000, the company announced that DuPont and Akra-Teijin, S.A. de C.V. (Akra-Teijin), the subsidiary company of Alpek, S.A. de C.V. (Alpek, part of the Alfa Group) and Teijin, have discontinued talks on a joint venture to make and sell polyester filament yarn in the Americas. The com-panies had signed a letter of intent in April 1999 to combine their polyester filament operations in the Americas in a 50-50 joint venture.

         In April 2000, DuPont and Unifi, Inc., signed a letter of intent to form a manufacturing alliance in the U.S. to produce polyester filament yarn. The alliance will optimize their partially oriented yarn (POY) manufacturing facilities, increase productivity and improve product quality. Current plans are for the alliance to become effective on June 1, 2000. The alliance will

                                                                    Form 10-Q



involve production only. Under its terms, DuPont and Unifi will cooperatively run their polyester filament manufacturing facilities, with a combined capacity of 800 million pounds, as a single unit, with DuPont managing the production planning and scheduling. Production will be realigned among DuPont's "Dacron" polyester filament plants in Wilmington, N.C., and Kinston, N.C., and Unifi's plant in Yadkinville, N.C., to take advantage of the unique capabilities at each site.

             PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
             ---------------------------------------------
               Herberts
               --------
         In February 1999, the company purchased the global Herberts coatings business from Hoechst AG for $1,588 million cash and acquisition related costs of $10 million. The allocation of purchase price to the identifiable assets acquired and liabilities assumed, based on their estimated fair values, has been finalized as follows (dollars in millions):

        Current Assets ..................................     $ 720
        Property, Plant and Equipment ...................       526
        Other Assets ....................................       203
        In-Process Research and Development .............        64
        Liabilities (including assumed debt of $113) ....      (690)
                                                              -----
        Total Identifiable Assets Less Liabilities ......     $ 823

        The $775 million excess of the cost of the acquisition over the estimated fair value of the identifiable assets less liabilities was recorded as goodwill.

        At the date of the acquisition, the business had 29 research and development projects meeting the criteria for purchased in-process research and development. The final fair value of these projects was $64 million. As of March 31, 2000, one of the projects has achieved technical feasibility; five have been terminated and the remaining projects are still in process.

               Other Acquisitions
               ------------------
         No significant changes occurred during the first quarter 2000 with respect to in-process research and development projects related to the company's other acquisitions.

             STAFF ACCOUNTING BULLETIN NO. 101
             ---------------------------------
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial State-ments. A review of the company's revenue recognition policies and procedures indicates that the company is in compliance with the guildelines contained in this SAB in all material respects.

                                                                    Form 10-Q



             YEAR 2000 READINESS DISCLOSURE
             ------------------------------
         The company accomplished its goal of maintaining business continuity and having zero safety and environmental incidents while transitioning to the new year. Across DuPont's businesses and functional areas throughout the world, the DuPont Year 2000 Project Team successfully prevented and managed all Year 2000-related issues that could have interrupted business continuity or adversely impacted the company's safety and environmental performance. The company spent approximately $320 million in total to fully implement its plan to become Year 2000-capable, about 25 percent of which reflects internal costs. Expenditures to become Year 2000-capable were funded from cash flow from operations.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dis-missal or settlement. Approximately 150 cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using "Benlate"
50 DF although some include claims for alleged damage to shrimping operations and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct. In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Also pending is a shareholder derivative action filed in Georgia federal district court which alleges that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation. A motion to dismiss the complaint was filed. Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. Approximately 40 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida and Hawaii. In April 2000, a jury in Texas state court awarded compensatory damages and fees of approximately $9 million, prejudgment interest, and punitive or exemplary damages of approximately

                                                                     Form 10-Q



$60 million to three pecan growers who claimed that "Benlate" DF 50 had damaged their pecan trees. Because the punitive or exemplary damages awarded were not in compliance with Texas law, the total award will be reduced.
DuPont expects it to be reduced from approximately $69 million to approxi-mately $23 million. DuPont plans to appeal. DuPont continues to believe that "Benlate" 50 DF did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened.
The ultimate liabilities from "Benlate" 50 DF lawsuits may be significant to the company's results of operations, particularly in the Crop Protection business, in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

         The company's balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in these estimated costs could result in additional future charges.

         On October 7, 1994, Environmental Protection Agency (EPA) filed an administrative complaint against DuPont proposing to assess $1.9 million in civil penalties for distributing triazine herbicides with product labels EPA alleged were in error because the labels allegedly were not in compliance with the Agency's newly promulgated Worker Protection Standards. The labels were submitted to the EPA for approval in July 1993 and accepted by the EPA in November. However, in March of 1994, the EPA notified DuPont of alleged errors in the labels. Although DuPont disputes the allegation these labels are in error, it nevertheless has cooperated with the EPA in making label changes requested by the Agency, and has issued supplemental labeling for all products that had been distributed. In 1998, an EPA administrative law judge issued an initial determination affirming the proposed penalties. The EPA Environmental Appeals Board overturned this initial determination on April 3, 2000, remanding the case for consideration of evidence to determine whether the subject labels were in error. DuPont continues to believe the proposed penalties are unwarranted and intends to continue to contest the complaint and proposed civil penalty.

         On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under
Section 112(r) of the Clean Air Act, Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act and Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2,700,000. DuPont and the DOJ have reached a settle-ment in principle to resolve this matter. DuPont has agreed to pay $650,000 for an emergency planning computer system for 10 counties in Kentucky and to pay a penalty of $850,000. A Consent Decree formalizing the settlement is being negotiated.

                                                                    Form 10-Q



         By letter dated July 13, 1999, the U.S. Department of Justice (DOJ) provided "formal notice" to DuPont that, due to the May 1997 HF release, DOJ intended to bring a "federal court action" against DuPont under the Clean Air Act (CAA) Section 112(r) -- General Duty Clause. On May 19, 1997, approxi-mately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoroproducts facility. This release lasted about 40 minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. DOJ proposed a settlement prior to filing its action for $1.7 million. DuPont sought and received a meeting with EPA and DOJ in September 1999. DuPont has heard nothing substantive from the DOJ since the meeting. DuPont will contest the proposed $1.7 million fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the Annual Meeting:

         A total of 871,071,080 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 26, or 82.8 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the proxy statement.

     1. ELECTION OF DIRECTORS: The 13 nominees listed below were elected to serve on the Board of Directors for the ensuring year. The vote tabulation with respect to each nominee follows:

                                        Votes       Votes Cast Against
                  Director            Cast For         or Withheld
            --------------------     -----------    ------------------
            A. J. P. Belda           858,366,280        12,704,800
            C. J. Crawford           858,564,628        12,506,452
            L. C. Duemling           858,434,693        12,636,387
            E. B. du Pont            858,552,772        12,518,308
            C. O. Holliday, Jr.      857,959,223        13,111,857
            D. C. Hopkins            858,402,478        12,668,602
            L. D. Juliber            858,495,673        12,575,407
            G. Lindahl               850,974,069        20,097,011
            M. Naitoh                858,360,363        12,710,717
            W. K. Reilly             858,557,182        12,513,898
            H. R. Sharp, III         858,339,920        12,731,160
            C. M. Vest               858,671,196        12,399,884
            S. I. Weill              858,226,722        12,844,358

                                                                    Form 10-Q



     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2000 was approved by a vote of 862,083,330 shares for, 1,726,221 shares against, and 7,261,529 abstentions and broker nonvotes.

     3. POLITICAL NONPARTISANSHIP: A stockholder proposal recommending that DuPont affirm its political nonpartisanship was defeated by a vote of 621,406,207 shares against, 36,952,400 for, and 212,712,473 absten-
         tions and broker nonvotes.

     4. EMPLOYMENT MATTERS: A stockholder proposal requesting the Board of Directors prepare a report in response to the Glass Ceiling Commission's business recommendations was defeated by a vote of 605,063,406 shares against, 55,804,847 shares for, and 210,202,827 abstentions and broker nonvotes.

     5. PLANT CLOSURE: A stockholder proposal that DuPont create a committee to report to the Board of Directors regarding the impact to communi-ties as a result of the closure of DuPont plants and alternatives that can be developed to help mitigate the impact of such closures in the future was defeated by a vote of 642,110,620 shares against, 28,142,673 shares for, and 200,817,787 abstentions and broker nonvotes.


Item 5.  OTHER INFORMATION

         Organization:

         Kurt M. Landgraf, chairman and chief executive officer of DuPont Pharmaceuticals Company, will resign effective May 15, 2000. Nicholas L. Teti, president of DuPont Pharmaceuticals Company, was named president and chief executive officer effective May 3, 2000.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The exhibit index filed with this Form 10-Q is on pages 27 and 28.

         (b) Reports on Form 8-K

               1. On January 6, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5. "Other Events," the Registrant filed a press release entitled "Landgraf Named CEO of DuPont Pharmaceuticals Company."

                                                                    Form 10-Q



               2. On January 26, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated January 26, 2000, was filed.

               3. On February 22, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated February 18, 2000, entitled "DuPont and Internet Capital Group Partner to Accelerate E-Commerce Development in Major Industrial Markets."

               4. On February 23, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-8636-3).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated February 22, 2000, entitled "DuPont Reviews Progress Toward Double-Digit Earnings Growth."

               5. On April 25, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration State-ments on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 25, 2000, was filed.

               6. On April 26, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated April 26, 2000, entitled "DuPont Commits To Specific Earnings Growth Target For 2000."

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:            May 5, 2000
                              -----------------------------------------




                              By          /s/ G. M. Pfeiffer
                              -----------------------------------------

                                           G. M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                                                  Form 10-Q



                               EXHIBIT INDEX


Exhibit
Number                                 Description
-------        ------------------------------------------------------------
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

 10.7* Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994 (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10.8* Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 (incorporated by reference to Exhibit 10.8 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).



------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                 Form 10-Q



                               EXHIBIT INDEX
                                (continued)


Exhibit
Number                                 Description
-------        ------------------------------------------------------------
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

 10.11*        Letter Agreement and Employee Agreement, dated as of
               April 22, 1999, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31,
               1999).

 10.12 Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company (incorporated by reference to
               Exhibit 10.13 of the company's Annual Report on Form 10-K for the year ended December 31, 1998).

   12          Computation of Ratio of Earnings to Fixed Charges.

   27**        Financial Data Schedule - quarter ended March 31, 2000.




-------------------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
** Filed electronically only.

                                                                                                                       Form 10-Q
                                                                                                                      Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)


                                                                                                  Years Ended December 31
                                                    Three Months Ended   -------------------------------------------------------
                                                      March 31, 2000       1999        1998        1997        1996       1995
                                                    ------------------   ---------   ---------   ---------   ---------   -------
Income from Continuing Operations Before
  Extraordinary Item ............................         $  803         $  219      $1,648      $1,432      $2,931      $2,858
Provision for Income Taxes ......................            439          1,410         941       1,354       1,416       1,432
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................             17             61          24          43          40          29
Adjustment for Companies Accounted for
  by the Equity Method ..........................            (12)            33         (39)        936<Fa>      82         126
Capitalized Interest ............................            (18)          (107)       (120)        (80)        (70)        (76)
Amortization of Capitalized Interest ............             18             88<Fb>      65<Fb>      82<Fb>     127<Fb>      81
                                                          ------         ------      ------      ------      ------      ------
                                                           1,247          1,704       2,519       3,767       4,526       4,450
                                                          ------         ------      ------      ------      ------      ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ..................................            201            535         520         389         409         449
  Interest and Debt Expense - Discontinued
    Operations<Fc> ..............................            -              180         304         252         304         308
  Capitalized Interest - Continuing Operations ..             18            107         120          80          70          76
  Capitalized Interest - Discontinued
    Operations<Fc> ..............................            -                3          78          90          73          95
  Rental Expense Representative of Interest
    Factor ......................................             17             66          71          83          80          80
                                                          ------         ------      ------      ------      ------      ------
                                                             236            891       1,093         894         936       1,008
                                                          ------         ------      ------      ------      ------      ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges .................................         $1,483         $2,595      $3,612      $4,661      $5,462      $5,458
                                                          ======         ======      ======      ======      ======      ======
Number of Times Fixed Charges are Earned ........            6.3            2.9         3.3         5.2         5.8         5.4
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
