Form 10-Q
period 2000-08-08
DUPONT E I DE NEMOURS & CO
filed 2000-08-08
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000

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


                           Yes   X         No


1,042,578,365 shares (excludes 4,894,362 shares held by DuPont's Flexitrust and 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 31, 2000.

                                                                   Form 10-Q






                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements
    Consolidated Income Statement ...............................         3
    Consolidated Statement of Cash Flows ........................         4
    Consolidated Balance Sheet ..................................         5
    Notes to Financial Statements ...............................      6-13

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
    Forward-Looking Statements ..................................     14-15
    Results of Operations:
      Financial Results .........................................     16-18
      Segment Performance .......................................     18-20
    Financial Condition .........................................     21-22
    Other Items:
      Asset Securitization ......................................        23
      Healtheon/WebMD Warrants ..................................        23
      Polyester Enterprise ......................................        23
      Purchased In-Process Research and Development .............        24

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     24-25
  Item 6.  Exhibits and Reports on Form 8-K .....................     25-26

Signature .......................................................        27
Exhibit Index ...................................................     28-29
Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................        30

                                                                                                    Form 10-Q

                                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                 Three Months Ended       Six Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                                      June 30                June 30
-------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                           2000       1999         2000         1999
-------------------------------------------------------------------------------------------------------------
SALES<Fb> ...................................................   $7,914      $7,024      $15,507      $13,319
Other Income<Fc> ............................................      218         235          566          253
                                                                ------      ------      -------      -------
  Total .....................................................    8,132       7,259       16,073       13,572
                                                                ------      ------      -------      -------
Cost of Goods Sold and Other Operating Charges<Fd> ..........    5,028       4,360        9,884        8,200
Selling, General and Administrative Expenses ................      809         625        1,566        1,160
Depreciation ................................................      353         373          704          708
Amortization of Goodwill and Other Intangible Assets<Fe> ....      109          51          216           84
Research and Development Expense ............................      460         387          881          745
Interest Expense ............................................      210         117          411          213
Purchased In-Process Research and Development<Ff> ...........      -           -            (11)          40
Employee Separation Costs and Write-Down of Assets<Fg> ......       98          62           98           62
                                                                ------      ------      -------      -------
  Total .....................................................    7,067       5,975       13,749       11,212
                                                                ------      ------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS ........................................    1,065       1,284        2,324        2,360
Provision for Income Taxes ..................................      355         418          794          850
Minority Interests in Earnings of Consolidated Subsidiaries .       22          20           39           36
                                                                ------      ------      -------      -------
INCOME FROM CONTINUING OPERATIONS<Fb> .......................      688         846        1,491        1,474
DISCONTINUED OPERATIONS
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes<Fh> .................................     -             71          -            106
                                                                ------      ------      -------      -------
NET INCOME ..................................................   $  688      $  917      $ 1,491      $ 1,580
                                                                ======      ======      =======      =======
BASIC EARNINGS PER SHARE OF COMMON STOCK<Fi>
  Continuing Operations .....................................   $  .66      $  .75      $  1.42      $  1.30
  Discontinued Operations ...................................      -           .06          -            .10
                                                                ------      ------      -------      -------
  Net Income ................................................   $  .66      $  .81      $  1.42      $  1.40
                                                                ======      ======      =======      =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fi>
  Continuing Operations .....................................   $  .65      $  .74      $  1.41      $  1.29
  Discontinued Operations ...................................      -           .06          -            .09
                                                                ------      ------      -------      -------
  Net Income ................................................   $  .65      $  .80      $  1.41      $  1.38
                                                                ======      ======      =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK .........................   $  .35      $  .35      $   .70      $   .70
                                                                ======      ======      =======      =======
-------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements


                                                                                       Form 10-Q




                                                                              Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                           June 30
------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         2000        1999
------------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
  Net Income ..........................................................     $1,491      $ 1,580
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Net Income from Discontinued Operations<Fh> .....................        -           (106)
      Depreciation ....................................................        704          708
      Amortization of Goodwill and Other Intangible Assets ............        216           84
      Purchased In-Process Research and Development ...................        (11)          40
      Other Noncash Charges and Credits - Net<Fd> .....................        407           60
      Change in Operating Assets and Liabilities - Net ................       (833)        (675)
                                                                            ------      -------
        Cash Provided by Continuing Operations ........................      1,974        1,691
                                                                            ------      -------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of Property, Plant and Equipment ..........................       (909)        (981)
  Investment in Affiliates ............................................        (59)         (24)
  Payments for Businesses Acquired (Net of Cash Acquired) .............        (41)      (1,624)
  Proceeds from Sales of Assets .......................................        241           62
  Net Decrease (Increase) in Short-Term Financial Instruments .........         59          (30)
  Miscellaneous - Net .................................................        (47)          (7)
                                                                            ------      -------
        Cash Used for Investment Activities of Continuing
          Operations ..................................................       (756)      (2,604)
                                                                            ------      -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders ......................................       (738)        (794)
  Net Increase (Decrease) in Borrowings ...............................        106       (2,737)
  Acquisition of Treasury Stock .......................................       (250)         (44)
  Proceeds from Exercise of Stock Options .............................         39           90
  Increase in Minority Interests ......................................        -             80
                                                                            ------      -------
        Cash Used For Financing Activities ............................       (843)      (3,405)
                                                                            ------      -------
Net Cash Flow from Discontinued Operations ............................        -          4,733
                                                                            ------      -------
Effect of Exchange Rate Changes on Cash ...............................       (126)         (96)
                                                                            ------      -------
INCREASE IN CASH AND CASH EQUIVALENTS .................................     $  249      $   319
                                                                            ======      =======

------------------------------------------------------------------------------------------------

See Notes to Financial Statements.



                                                                                                        Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                                           June 30      December 31
-----------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                    2000          1999
-----------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents ........................................................     $ 1,715       $ 1,466
  Marketable Securities ............................................................          43           116
  Accounts and Notes Receivable ....................................................       5,937         5,318
  Inventories<Fj> ..................................................................       4,112         5,057
  Prepaid Expenses .................................................................         241           202
  Deferred Income Taxes ............................................................         437           494
                                                                                         -------       -------
    Total Current Assets ...........................................................      12,485        12,653
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation (June 30, 2000 -
  $20,310; December 31, 1999 - $20,545) ............................................      14,171        14,871
INVESTMENT IN AFFILIATES<Fk> .......................................................       2,263         1,459
OTHER ASSETS .......................................................................      11,318        11,794
                                                                                         -------       -------
    TOTAL ..........................................................................     $40,237       $40,777
                                                                                         =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable .................................................................     $ 2,001       $ 2,780
  Short-Term Borrowings and Capital Lease Obligations ..............................       5,005         4,941
  Income Taxes .....................................................................         376           359
  Other Accrued Liabilities ........................................................       3,274         3,148
                                                                                         -------       -------
    Total Current Liabilities ......................................................      10,656        11,228
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS .................................       6,638         6,625
OTHER LIABILITIES ..................................................................       7,751         7,872
DEFERRED INCOME TAXES ..............................................................       1,575         1,660
                                                                                         -------       -------
    Total Liabilities ..............................................................      26,620        27,385
                                                                                         -------       -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES ....................................         370           517
                                                                                         -------       -------
STOCKHOLDERS' EQUITY<Fl>
  Preferred Stock ..................................................................         237           237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at June 30, 2000 - 1,134,514,154; December 31, 1999 - 1,139,514,154............          340           342
  Additional Paid-In Capital .......................................................       7,704         7,941
  Reinvested Earnings ..............................................................      12,238        11,699
  Accumulated Other Comprehensive Loss .............................................        (319)         (133)
  Common Stock Held in Treasury at Cost (Shares:  June 30, 2000 - 87,041,427;
    December 31, 1999 - 87,041,427) ................................................      (6,727)       (6,727)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  June 30, 2000 - 5,053,309; December 31,
    1999 - 7,342,245) ..............................................................        (226)         (484)
                                                                                         -------       -------
    Total Stockholders' Equity .....................................................      13,247        12,875
                                                                                         -------       -------
    TOTAL ..........................................................................     $40,237       $40,777
                                                                                         =======       =======
-----------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.


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

<Fb> SEGMENT
       INFORMATION -
       CONTINUING               Three Months Ended         Six Months Ended
       OPERATIONS<F1>                June 30                   June 30
     --------------------------------------------------------------------------
     (Dollars in millions)      2000         1999         2000         1999
     --------------------------------------------------------------------------
     SEGMENT SALES<F2>
     ----------------
     Agriculture &
       Nutrition ..........   $  843      $  827       $ 1,469      $ 1,547
     Nylon Enterprise .....    1,172       1,149         2,295        2,252
     Performance
       Coatings &
       Polymers ...........    1,716       1,656         3,369        2,806
     Pharmaceuticals ......      394         380           783          789
     Pigments &
       Chemicals ..........    1,038         949         1,998        1,815
     Pioneer ..............      803         265         1,724          325
     Polyester
       Enterprise .........      676         643         1,265        1,267
     Specialty Fibers .....      892         857         1,797        1,720
     Specialty Polymers ...    1,151       1,057         2,242        2,046
     Other ................      147         122           272          237
                              ------      ------       -------      -------
       Total Segment
         Sales ............    8,832       7,905        17,214       14,804

     Elimination of
       Intersegment
       Transfers ..........     (177)       (178)         (336)        (352)
     Elimination of
       Equity Affiliate
       Sales ..............     (741)       (701)       (1,373)      (1,132)
     Miscellaneous ........      -            (2)            2           (1)
                              ------      ------       -------      -------
     SALES ................   $7,914      $7,024       $15,507      $13,319
                              ======      ======       =======      =======

                                                                     Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]

<Fb> SEGMENT
       INFORMATION -
       CONTINUING               Three Months Ended         Six Months Ended
       OPERATIONS<F1>                June 30                   June 30
     --------------------------------------------------------------------------
     (Dollars in millions)      2000         1999         2000         1999
     --------------------------------------------------------------------------
     AFTER-TAX OPERATING
       INCOME (LOSS)
     -------------------
     Agriculture &
       Nutrition ..........   $   73<F3>  $  146       $   136<F3>  $   244
     Nylon Enterprise .....       88         104           175          206
     Performance
       Coatings &
       Polymers ...........      129<F4>     160           308<F4>      260 <F5>
     Pharmaceuticals ......       51          49           105          124
     Pigments &
       Chemicals ..........      186         158           350          304
     Pioneer ..............        6<F6>      59            83<F6>       52
     Polyester
       Enterprise .........       11         (53)<F7>       20          (59)<F7>
     Specialty Fibers .....      175         168           376          349
     Specialty
       Polymers ...........      183         164           348          328
     Other ................        6          13             7           23
                              ------      ------       -------      -------
       Total Segment
         ATOI .............      908         968         1,908        1,831

     Interest & Exchange
       Gains and Losses ...     (136)        (48)         (259)        (211)<F8>
     Corporate Expenses ...      (84)        (74)         (158)        (146)
                              ------      ------       -------      -------
     INCOME FROM CONTINUING
       OPERATIONS .........   $  688      $  846       $ 1,491      $ 1,474
                              ======      ======       =======      =======

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

<F3> Includes a charge of $62 to increase the company's reserve for "Benlate"
     50 DF fungicide litigation.

<F4> Includes a charge of $61 related to employee separation costs for about
     1,000 employees within Performance Coatings, the shutdown of related manufacturing facilities and other exit costs.

<F5> Includes an estimated charge of $40 based on preliminary purchase price allocations in conjunction with the purchase of Herberts, the automotive coatings business of Hoechst AG, related to the value assigned to research and development in progress at the time of purchase for which technological feasibility had not yet been established and no alterna-tive future use was anticipated.

<F6> Second quarter includes a noncash charge of $138 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999. Year-to-date includes noncash charges of $353 resulting from the sale of acquired Pioneer inventories, partly offset by a $109 gain resulting from the sale of certain equity securities classified as available for sale, and a credit of $11 to reduce the preliminary purchase price allocated to purchased in-process research and development.

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

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                  (continued)


[FN]

<Fc> Year-to-date 2000 includes a $176 gain resulting from the sale by
     Pioneer of certain equity securities classified as available for sale. Year-to-date 1999 includes an exchange loss of $131 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts, the automotive coatings business of Hoechst AG. The purchase price for Herberts was negotiated in German marks.

<Fd> In accordance with purchase accounting rules applied to the acquisition of the remaining 80 percent ownership interest in Pioneer on October 1, 1999, Pioneer inventory was increased to fair value. This inventory step-up generates noncash charges to cost of goods sold as the inventory on hand at the acquisition date is sold. Second quarter and year-to-date 2000 charges were $220 and $567, respectively. These charges are reflected in "Other Noncash Charges and Credits - Net" in the Consoli-dated Statement of Cash Flows.

     During second quarter 2000, a charge of $100 was also recorded to increase the company's reserve for "Benlate" 50 DF fungicide litigation.

<Fe> 2000 includes amortization expense associated with acquisitions of
     Herberts and Pioneer. Prior to October 1, 1999, the company's 20 percent ownership in Pioneer was accounted for under the equity method and results (including amortization expense) were reported as Other Income. 1999 includes amortization expense associated with the Herberts acquisition beginning in the second quarter.

<Ff> Year-to-date 2000 includes a credit of $11 that was recorded based on revisions of preliminary purchase price allocations associated with the October 1, 1999, purchase of the remaining 80 percent ownership interest in Pioneer. Year-to-date 1999 includes an estimated charge of $40 that was recorded in conjunction with the purchase of Herberts, based on preliminary allocations of purchase price.

<Fg> Second quarter 2000 charges resulting from restructuring activities within Performance Coatings totaled $98. This Phase II restructuring activity was instituted to continue the consolidation of business assets and to eliminate redundancies as a result of the acquisition of Herberts in 1999. This charge included $73 related to the termination of about 1,000 employees involved in technical, manufacturing, marketing and administrative activities. Approximately 90 percent of these employee reductions will occur in Europe. Employee terminations and charges against the reserves will begin in the third quarter. Restructuring charges of $13 relate to the write-down of operating facilities that

                                                                    Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]

     were shutdown in the second quarter in Germany and the United States and $12 relate to the cancellation of contractual agreements principally associated with the global distribution of products. Termination of services under the contractual agreements will be completed during the second quarter of 2001; charges against the reserve will begin in third quarter 2000. The effect of these actions on second quarter operating results was not material.

     Second quarter 1999 charges of $62 result from employee separation costs for about 850 employees engaged primarily in manufacturing within Polyester Enterprise. The restructuring was instituted to address poor economic and intensively competitive market conditions.

<Fh> Includes operating results of the company's former interest in Conoco.

<Fi> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5 and $5.0 for the three- and six-month periods, respectively. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                    Three Months Ended                Six Months Ended
                         March 31                         June 30
              -----------------------------     -----------------------------
                  Basic          Diluted            Basic          Diluted
              -------------   -------------     -------------   -------------
     2000     1,045,857,572   1,053,658,428     1,046,447,044   1,055,367,888
     1999     1,129,006,814   1,144,189,906     1,128,051,977   1,141,147,812

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

                                                                    Form 10-Q



                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (continued)


[FN]

     The following average stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                           Three Months Ended          Six Months Ended
                                June 30                    June 30
                         ----------------------     ----------------------
                            2000        1999           2000        1999
                         ----------   ---------     ----------   ---------
       Average Stock
         Options         35,059,358   3,060,038     24,220,698   5,818,192

       Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $(4) and $23 for the three months and $(29) and $30 for the six months ended June 30, 2000, and 1999, respectively.

       Shares held by the Flexitrust and treasury stock are not considered outstanding in computing the foregoing weighted-average number of common shares.

                                                      June 30     December 31
<Fj> Inventories                                        2000         1999
     -----------                                      -------     -----------
     Finished Products ..........................      $2,818        $3,322
     Semifinished Products ......................       1,038         1,518
     Raw Materials and Supplies .................         889           823
                                                       ------        ------
                                                        4,745         5,663
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis ..........         633           606
                                                       ------        ------
         Total ..................................      $4,112        $5,057
                                                       ======        ======
     At October 1, 1999, Pioneer inventories were stepped up to fair value in accordance with purchase accounting rules. At June 30, 2000, and December 31, 1999, these inventories include the remaining balance of the step-up of $190 and $757, respectively.

<Fk> Includes the company's investment in DuPont Photomasks, Inc. which is accounted for by the equity method beginning in the second quarter 2000.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]

<Fl> The following sets forth the company's Total Comprehensive Income for the periods shown:
                                       Three Months Ended    Six Months Ended
                                            June 30              June 30
                                       ------------------   ------------------
                                         2000      1999       2000      1999
                                       --------   -------   --------   -------
     Net Income ....................    $688       $917     $1,491     $1,580
     Cumulative Translation
       Adjustment ..................     (13)       (11)       (20)      (105)
     Unrealized Gains (Losses)
       on Securities ...............     (37)*       14       (166)*       14
                                        ----       ----     ------     ------
     Total Comprehensive Income ....     $638      $920      $1,305    $1,489
                                         ====      ====      ======    ======
     ----------------
     * Primarily reflects unrealized holding losses of $60 and $145 for the second quarter and year-to-date, respectively, associated with the company's investment in Healtheon/WebMD. The remainder relates to unrealized holding gains and losses of other equity securities.

<Fm> During first quarter 2000, the company completed purchase accounting for the Herberts acquisition. In connection with the purchase of Herberts, the company has now essentially completed the initial restructuring plan that was formulated at the time of the acquisition. Under this plan, nearly 1,300 employees were to have been terminated as manufacturing facilities were shut down and other business activities were reorganized. Through June 30, 2000, approximately 1,200 employees have been terminated and about $35 in employee separation costs have been charged against the related liability. The total remaining reserve balances for terminations and other exit costs are $19 at June 30, 2000.

[FN] In second quarter 2000 there were no changes in estimates related to reserves established for restructuring initiatives contained in Item 8 of the company's Annual Report on Form 10-K for the period ended
     December 31, 1999, at Note 5 "Employee Separation Costs and Write-Down of Assets." An update of these initiatives is discussed below under the respective prior years' activities.

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

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]

     In Agriculture & Nutrition, by June 30, 2000, approximately $34 of employee termination payments had been settled and charged against the related liability. Approximately 670 employees have been terminated and another 70 employees have accepted other work assignments within the company. Total remaining reserve balances for employee termination payments and dismantlement and removal of facilities that were shutdown are approximately $24 at June 30, 2000.

     In the Nylon Enterprise, by June 30, 2000, approximately $3 of employee termination payments had been settled and charged against the related liability and approximately 30 employees had been terminated. The remaining reserve balance is approximately $12 at June 30, 2000.

     In the Polyester Enterprise, by June 30, 2000, $45 related to employee separation costs had been settled and charged against the related liability. Approximately 700 employees have been terminated and about 65 employees have accepted other work assignments within the company. Total remaining reserve balances are approximately $15 at June 30, 2000.

     1998 Activities
     ---------------
     During 1998, the company recorded charges directly related to management decisions to implement company-wide productivity improvement initiatives. By June 30, 2000, about $268 in severance benefits have been charged against the related liability and approximately $33 in dismantlement and removal costs have been paid. Total remaining reserve balances are approximately $22 at June 30, 2000.

                                                                   Form 10-Q



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

         Forward-Looking Statements
         --------------------------
                 This report contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or pro-jections about the future, including statements about the company's strategy for growth, product development, market position, expendi-tures and financial results are forward-looking statements.

                 Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report and in Manage-ment's Discussion and Analysis in the company's latest Annual Report on Form 10-K, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

              o The company operates in approximately 70 countries world-wide and derives about half of its revenues from sales outside the United States. Changes in the laws or policies of other governmental and quasi-governmental activities in the countries in which the company operates could affect its business in the country and the company's results of opera-tions. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as greater price competition or a decline in U.S. or European industry sales from slowing economic growth) in those countries could affect the company's revenues, expenses and results.

              o The company's ability to grow earnings will be affected by increases in the cost of raw materials, particularly petroleum-based feedstocks, natural gas and paraxylene. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvement.

              o The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete clinical trials of new pharmaceuticals;

                                                                   Form 10-Q



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

              o The company has undertaken and may continue to undertake pro-ductivity initiatives, including organizational restructur-ings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

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

                                                                    Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 Including one-time items in both periods and discontinued operations in 1999, diluted earnings per share for the second quarter were $.65 compared to $.80 in 1999. DuPont's earnings from continu-ing operations, before one-time items were $.90 per share for the second quarter, 15 percent higher than the $.78 per share earned in last year's second quarter, and $1.75 per share for the first half 2000 versus $1.44 for the first half 1999, up 22 percent.

         Results From Continuing Operations
         ----------------------------------
                 Second quarter 2000 consolidated sales were $7.9 billion, 13 percent above second quarter 1999. Segment sales, which include pro rata equity affiliate sales and intersegment transfers, were $8.8 billion, up 12 percent from $7.9 billion last year. This increase is the result of 6 percent volume growth, 6 percent added from the Pioneer acquisition, and 2 percent higher local prices, partly offset by the currency effect from the stronger U.S. dollar which reduced worldwide sales by 2 percent. Regional segment sales and related variances are summarized below:

                                   %                % Change Due To
                                 Chng.   -------------------------------------
                         2Q 00    vs.    Local   Currency            Portfolio
         Segment Sales    $B     2Q 99   Price    Effect    Volume    Changes
         -------------   -----   -----   -----   --------   ------   ---------
         Worldwide        8.8     12       2        (2)        6         6
         U.S.             4.7     14       1         0         4         9
         Europe           2.0     (2)      0        (9)        6         1
         Asia             1.2     26       3         3        18         2
         Canada,
          Mexico, S.A.    0.9     17       7        (3)        4         9

              o U.S. sales, excluding portfolio changes, were up 5 percent, reflecting 4 percent higher volume and 1 percent higher prices.

              o Asia Pacific region volume growth rate remained very strong at 18 percent, with local prices up 3 percent.

              o European sales reflect 6 percent volume growth more than offset by the impact of weaker European currencies which decreased sales in the quarter by 9 percent.

                                                                     Form 10-Q



              o Portfolio changes, predominantly the Pioneer acquisition, were a significant contributor to second quarter revenue growth, particularly in the United States. Pioneer's selling season for 2000 is now essentially complete.

                 Including one-time items, second quarter income from continu-ing operations was $688 million versus $846 million last year, result-ing in earnings per share of $.65 compared to $.74 last year. Second quarter income from continuing operations before one-time items was $949 million, compared to $886 million in the second quarter 1999, up $63 million or 7 percent. Earnings on a per-share basis were up
        15 percent, reflecting 8 percent lower average shares outstanding this year. Higher sales volume, higher local selling prices and benefits from increased ownership of Pioneer more than offset the negative impact of higher raw material costs, higher interest costs and a stronger U.S. dollar. One-time items are detailed in the notes to the financial statements and are summarized below:

                               $MM Pretax     $MM After-Tax     ($ Per Share)
                             --------------   --------------   ---------------
                             2Q 00    2Q 99   2Q 00    2Q 99   2Q 00    2Q 99
                             ------   -----   ------   -----   ------   ------
        "Benlate" Accrual    $(100)           $ (62)           $(.06)
        Purchase
         Accounting -
         Pioneer              (220)            (138)            (.13)
        Performance
         Coatings
         Restructuring         (98)             (61)            (.06)
        Polyester
         Restructuring                $(62)            $(40)            $(.04)
                             -----    ----    -----    ----    -----    -----
        Total                $(418)   $(62)   $(261)   $(40)   $(.25)   $(.04)
                             =====    ====    =====    ====    =====    =====

        Six Sigma Productivity Initiatives
        ----------------------------------
                 Six Sigma implementation remains on track. At the end of the second quarter 2000 the company had over 1,000 trained Black Belts and 2,500 active projects. The potential annualized pretax benefit from active projects at the end of the second quarter was $450 million.
        The actual annualized pretax benefit of completed projects at the end of the second quarter was $110 million.

        Corporate Outlook
        -----------------
                 The first half earnings performance positions the company to meet its 17-20 percent earnings per share growth target for the year 2000. Aggressive pricing actions, Six Sigma productivity projects

                                                                    Form 10-Q



        and cost controls have been implemented to mitigate raw material cost increases. Looking at the second half of the year, the company expects:

              o raw material costs to remain at current high levels, which would result in an estimated negative EPS impact of $.20-$.25 versus the second half of 1999,

              o more than half of the strategic business units to have higher U.S. dollar selling prices than second-half 1999 levels, and

              o volume growth to be somewhat below the 6 percent rate of the first half.

             (2) Segment Performance:

                 The following text compares second quarter 2000 results with second quarter 1999, for sales and earnings of each segment, excluding the earnings impact of one-time items described in the footnotes to the "Segment Information - Continuing Operations" table at Note (b) on pages 6-8. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affili-ates. Total segment after-tax operating income was $1,169 million compared to $1,008 million last year, up 16 percent. Total segment sales were $8.8 billion, compared to $7.9 billion last year.

              o Agriculture & Nutrition - A modest earnings improvement in Crop Protection Products, driven by higher volume and prices (ex-currency), was offset by Nutrition & Health losses. Crop Protection Products sales increased in the North American corn and soybean markets, which in part, benefited from the TruChoiceSM integrated offering with Pioneer. Fixed costs were also lower reflecting last year's restructuring of the business.

              o Nylon Enterprise - Volumes remained strong, close to last year's historically high levels. Segment earnings were 15 percent lower, reflecting significantly higher raw material costs. A global price increase was announced for DuPont Nylon Fibers and Intermediates effective August 1.

              o Performance Coatings & Polymers - Segment earnings were up 19 percent, reflecting continued strength in Engineering Polymers and Performance Coatings. Phase II of the Herberts integration announced during the quarter will result in the elimination of about 1,000 positions. The resulting savings will be partly realized in 2000, with the majority of the benefit in 2001, reaching an estimated annualized savings

                                                                   Form 10-Q



                 rate of $100 million pretax upon completion during the second quarter 2001. Engineering Polymers earnings growth continued with strong worldwide volumes offsetting a negative currency impact, principally in Europe. Several new polymer materials have been introduced to meet customer demand for reduced costs and improved performance versus metal alternatives.

              o Pharmaceuticals - Segment earnings and product sales were both up by 4 percent, led by SustivaTM efavirenz. "Coumadin" (warfarin sodium tablets, USP) crystalline sales reflect continued generic competition. Prescription market share decline has been held to roughly one-half share point per month despite generic competitors. "Sinemet" (carbidopa-levodopa) sustained-release sales were limited by product availability. As planned, investment in R&D was increased versus prior year. During the quarter DuPont Pharmaceuticals received FDA approval for "Innohep", the first true once-a-day low molecular weight heparin approved in the United States, and signed a letter of intent with Emisphere to co-develop and market solid oral heparins. These products are an excellent strategic fit with DuPont Pharmaceuticals cardiovascular franchise.

                 Major product sales are shown below:

                     ($ in millions)       2Q 2000   2Q 1999   YR 1999
                 -----------------------   -------   -------   -------
                 "Coumadin"                   69        91       464
                 SustivaTM                   141        58       211
                 "Sinemet Brand"              37        85       331
                 "Cardiolite"/MiralumaTM      62        50       210

              o Pigments & Chemicals - Segment earnings were up 18 percent, reflecting double-digit earnings growth in all three busi-nesses: White Pigment & Mineral Products (WPMP), Chemical Solutions and Fluorochemicals. WPMP sales grew with strong demand in all regions and volumes at record levels. Price increases announced for July will help to offset the negative impact of the stronger dollar and higher raw material costs. DuPont Chemical Solutions sales reflected substantial volume increases and Fluorochemicals continues to benefit from increased sales of CFC alternative products.

              o Pioneer - Pioneer earnings increased $85 million, reflecting 100 percent ownership in the current year versus 20 percent in the second quarter of 1999. Operating results reflect essentially flat corn volumes and higher soybean volumes. Prices for both corn and soybeans were up. The higher corn prices were due to an improvement in mix to new higher-priced

                                                                    Form 10-Q



                 products and lower discounts compared to last year. The higher soybean prices were due to a higher mix of "Roundup" Ready Soybeans. During the quarter the company received a $100 million cash payment from Cargill in settlement of patent infringement litigation, 80 percent of which was reflected in the Pioneer purchase accounting resulting in a reduction of goodwill. The remaining $20 million was largely offset by costs related to the acquisition.

              o Polyester Enterprise - Segment earnings improved to $11 million versus a loss of $13 million last year, a $24 million turnaround. Earnings from the specialty/branded fibers, resins & intermediates, and films sectors improved from second quarter 1999. Fixed costs continue to decline as benefits from restructuring and Six Sigma efforts are realized. The manufacturing alliance with Unifi for polyester filament started in June and is expected to improve product quality, yields, and costs.

              o Specialty Fibers - Segment earnings increased 4 percent based on 8 percent higher volumes. Volumes were particularly strong in "Lycra" elastane, "Kevlar" brand fiber, and "Tyvek" flexible sheet products. Segment earnings were adversely affected by higher costs associated with capacity increases and lower U.S. dollar prices, particularly "Lycra" in Europe. Revenue growth was also impacted by new generic elastane capacity in Asia. However, the "Lycra" strategy of penetrat-ing the ready-to-wear market via branding and new products remains on track. Advanced Fiber Systems earnings were strong, reflecting significant growth in the Life Protection and Protective Apparel markets.

              o Specialty Polymers - Segment earnings were up 12 percent, reflecting continued earnings growth from DuPont iTechnologies, Fluoropolymers, and "Corian", businesses which had double-digit sales and earnings growth. iTechnologies and Fluoropolymers both benefited from a strong electronics market while "Corian" continues to drive market penetration via new products. Earnings in the Packaging & Industrial Polymers business were down modestly due to significantly higher raw material costs.

              o The Other segment earnings were $6 million versus $13 million in 1999.

                                                                   Form 10-Q



     (b) Financial Condition
                                                       Six Months Ended
                                                            June 30
                                                      ------------------
      Selected Cash Flow Information                   2000       1999
      ------------------------------                  ------    --------
                                                        ($ in millions)

      Cash Provided by Continuing Operations .....    $1,974    $ 1,691
      Purchases of Property, Plant and
        Equipment and Investment in Affiliates ...     (968)     (1,005)
      Payments for Businesses Acquired ...........      (41)     (1,624)
      Proceeds from Sales of Assets ..............      241          62
      Dividends Paid to Stockholders .............     (738)       (794)
      Acquisition of Treasury Stock ..............     (250)        (44)

         Cash provided by continuing operations was $2.0 billion for the first half of 2000, as compared with $1.7 billion for the same period in 1999. Net income plus noncash charges included in net income was higher this year as compared to last year primarily reflecting contributions from the Herberts and Pioneer acquisitions. In addition, the company reduced its operating assets by $500 million as a result of cash proceeds from the securitization of accounts receivable. These sources of cash were partly offset by higher seasonal increases in working capital, primarily due to the inclusion of Pioneer in DuPont's 2000 consolidated financial statements. Strong first half 2000 results by Pioneer contributed to higher trade receivables which were only partially offset by reductions in Pioneer inventory and other net working capital items.

         Year-to-date capital investments for purchases of property, plant, and equipment and investments in affiliates were $968 million in 2000, as compared to $1,005 million spent in 1999. The current spending level reflects management's intention to limit capital spending to about $2.0 billion for the year. Payments for businesses acquired in the first half of 2000 totaled
$41 million as compared to $1.6 billion spent in 1999, which primarily reflects the acquisition of Herberts in February 1999.

         Proceeds from the sale of assets in the first half of 2000 totaled $241 million primarily reflecting the first quarter sale of available-for-sale securities held by Pioneer and small asset sales. Proceeds from the sale of assets in first half 1999 totaled $62 million, and included the sale of several small operating assets as well as office real estate assets.

         The per share dividend paid to stockholders in second quarter 2000 was $.35 per share, the same as in 1999. The lower gross dollar dividends paid in first half 2000 as compared to 1999 reflects lower shares outstanding this year primarily due to the third quarter 1999 Conoco divestiture. In each of 1997 and 1998, DuPont's Board of Directors approved programs to purchase and retire up to 20 million shares of DuPont common stock to offset dilution

                                                                    Form 10-Q



from shares issued under compensation programs. In the first half of 2000, the company spent $250 million to purchase and retire 5,000,000 shares of DuPont common stock. Comparable purchases in the first half of 1999 totaled $44 million to purchase and retire 840,000 shares. As a result, DuPont has completed its authorized purchase of 20 million shares under the 1997 program and has purchased about 4 million shares under its 1998 program. On July 26, 2000 the company's Board of Directors approved an increase in the amount of shares remaining to be purchased under the 1998 program from about 16 million shares to the total number of shares of DuPont common stock which can be purchased for $2.5 billion. The remaining purchases are not limited to those needed to offset dilution from shares issued under compensation programs. DuPont anticipates completing this program within two years and for it to be largely funded through the monetization of nonstrategic assets.

         Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at June 30, 2000, was $9.9 billion, as compared to $10.0 billion at year-end 1999. Management's intent is to reduce net debt from the current level over the second half of the year to increase the company's financial flexibility.

         Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

      Certain Statistics - Continuing Operations
      ------------------------------------------
                                            At 6/30/00      At 12/31/99
                                            ----------      -----------
      Current Ratio (current assets
        to current liabilities) ......         1.2:1           1.1:1

      Earnings to Fixed Charges ......           5.7             2.9

         Pioneer's days' sales outstanding reflects significant programs in the segment to provide farmers with extended harvest terms, which increases days' sales outstanding; or with discounts for cash sales, which decrease days' sales outstanding. Days' sales outstanding excluding Pioneer averaged 57 days in the second quarter, equal to fourth quarter 1999, and an increase of 2 days from the second quarter of 1999. Including Pioneer, days' sales outstanding averaged 59 days in second quarter 2000, as compared to 57 days in first quarter 2000, and 67 days in fourth quarter 1999. Fourth quarter days' sales outstanding including Pioneer reflects low seasonal sales for Pioneer in the quarter, as well as the impact of extended terms.

                                                                     Form 10-Q



         (c) Other Items

             ASSET SECURITIZATION
             --------------------
         During June 2000, the company entered into an ongoing program to sell an interest of up to $500 million in a revolving pool of its trade accounts receivable. Proceeds received from the initial sale of approximately
$500 million have been reflected as a reduction of accounts receivable in the company's consolidated balance sheet. The company retains servicing respon-sibilities for the receivables.

             HEALTHEON/WEBMD WARRANTS
             ------------------------
         DuPont owns a warrant position in Healtheon/WebMD Corp., entitling it to purchase Healtheon/WebMD common stock. As of June 30, 2000, DuPont reflected an unrealized loss on this investment of $145 million in Other Comprehensive Income. In the future, if the decline in the market value of the company's investment in the aforementioned warrants is deemed to be other than temporary, a one-time charge to earnings will be recorded.

             POLYESTER ENTERPRISE
             --------------------
         In June, DuPont and Unifi, Inc. began operating their manufacturing alliance in the U.S. to produce polyester filament yarn. The alliance integrates partially oriented yarn (POY) manufacturing facilities of both companies into a single production platform. This alliance enables each company to match production with the best assets available, significantly improving product quality and yields.

         The alliance, which involves production only, has a combined capacity of 800 million pounds. DuPont will manage production planning and scheduling of all POY assets. Production will be realigned among DuPont's "Dacron" polyester filament plants in Wilmington, NC, and Kinston, NC, and Unifi's POY plant in Yadkinville, NC.

         DuPont's "Dacron" POY business and Unifi's textured yarn business will continue to operate separately. Each company will continue to own and operate its respective sites and employees will remain with their respective employers.

         DuPont and Unifi can terminate the alliance at any time by mutual agreement. At termination, or at any time after June 1, 2005, Unifi has the option to purchase from DuPont and DuPont has the option to sell to Unifi DuPont's U.S. polyester filament business at fair market value within a predetermined range. If Unifi exercises its option, DuPont is obligated to sell the business to Unifi and, if DuPont exercises its option, Unifi is obligated to buy the business from DuPont. Should either option not be exercised, the alliance could continue.

                                                                    Form 10-Q



             PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
             ---------------------------------------------

         With respect to the in-process research and development projects acquired in conjunction with the company's 1998 pharmaceutical acquisition, Phase 3 enrollment has begun for DMP754, further development of DMP777 has been put on hold, and FDA approval for "Innohep" has been received. No other significant changes occurred during the second quarter 2000 with respect to in-process research and development related to the company's recent acquisitions.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dis-missal or settlement. Approximately 140 cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using "Benlate"
50 DF although some include claims for alleged damage to shrimping operations and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct. In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Another shareholder derivative action which alleges that DuPont's Board of Directors breached various duties in connection with the "Benlate" 50 DF litigation was dismissed when the Federal Court for the Middle District of Georgia granted the motion to dismiss filed on behalf of the directors. The company then settled the case for nuisance value to avoid the cost of litigating an appeal by plaintiffs. Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. Approximately 40 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida and Hawaii. In April 2000, a jury in Texas state court awarded compensatory damages and fees of approximately $9 million, prejudgment interest, and punitive or exemplary damages of approximately

                                                                    Form 10-Q



$60 million to three pecan growers who claimed that "Benlate" 50 DF had damaged their pecan trees. Because the punitive or exemplary damages awarded were not in compliance with Texas law, the total award will be reduced to approximately $23 million. DuPont plans to appeal. On June 21, a jury in Texas state court awarded compensatory damages of $10.3 million, prejudgment interest, and punitive damages of $90 million to two growers who claimed "Benlate" 50 WP failed to protect their melons and cantaloupe crops. Due to limitations on punitive damages in Texas, the total award will be reduced to approximately $35 million. DuPont plans to appeal.

         DuPont continues to believe that "Benlate" 50 DF did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from "Benlate" 50 DF lawsuits and the "Benlate" 50 WP lawsuit discussed above may be significant to the company's results of operations, particularly in the Crop Protection business, in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

         The company's balance sheet reflects reserves for estimated costs associated with this matter. Adverse changes in estimates for such costs could result in additional future charges.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The exhibit index filed with this Form 10-Q is on pages
             28 and 29.

         (b) Reports on Form 8-K

               1. On April 25, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration State-ments on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated April 25, 2000, was filed.

               2. On April 26, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated April 26, 2000, entitled "DuPont Commits To Specific Earnings Growth Target For 2000."

                                                                   Form 10-Q



               3. On June 29, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated June 29, 2000, entitled "DuPont Reaffirms Vigorous Defense of "Benlate" Lawsuits; Will Increase "Benlate" Reserve."

               4. On July 26, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated July 26, 2000, was filed.

               5. On July 26, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated July 26, 2000, entitled "DuPont Expands Share Buyback Program."

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:           August 8, 2000
                              -----------------------------------------




                              By         /s/ Gary M. Pfeiffer
                              -----------------------------------------

                                          Gary M. Pfeiffer
                               Senior Vice President - DuPont Finance
                              (As Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

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

   27**        Financial Data Schedule.




-------------------------
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
** Filed electronically only.

                                                                                                                       Form 10-Q
                                                                                                                      Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)


                                                                                         Years Ended December 31
                                                      Six Months Ended   -------------------------------------------------------
                                                       June 30, 2000       1999        1998        1997        1996       1995
                                                      ----------------   ---------   ---------   ---------   ---------   -------
Income from Continuing Operations Before
  Extraordinary Item ..............................       $1,491         $  219      $1,648      $1,432      $2,931      $2,858
Provision for Income Taxes ........................          794          1,410         941       1,354       1,416       1,432
Minority Interests in Earnings of Consolidated
  Subsidiaries ....................................           39             61          24          43          40          29
Adjustment for Companies Accounted for
  by the Equity Method ............................          (79)            33         (39)        936<Fa>      82         126
Capitalized Interest ..............................          (36)          (107)       (120)        (80)        (70)        (76)
Amortization of Capitalized Interest ..............           33             88<Fb>      65<Fb>      82<Fb>     127<Fb>      81
                                                          ------         ------      ------      ------      ------      ------
                                                           2,242          1,704       2,519       3,767       4,526       4,450
                                                          ------         ------      ------      ------      ------      ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ....................................          411            535         520         389         409         449
  Interest and Debt Expense - Discontinued
    Operations<Fc> ................................          -              180         304         252         304         308
  Capitalized Interest - Continuing Operations ....           36            107         120          80          70          76
  Capitalized Interest - Discontinued
    Operations<Fc> ................................          -                3          78          90          73          95
  Rental Expense Representative of Interest
    Factor ........................................           34             66          71          83          80          80
                                                          ------         ------      ------      ------      ------      ------
                                                             481            891       1,093         894         936       1,008
                                                          ------         ------      ------      ------      ------      ------
Total Adjusted Earnings Available for Payment of
  Fixed Charges ...................................       $2,723         $2,595      $3,612      $4,661      $5,462      $5,458
                                                          ======         ======      ======      ======      ======      ======
Number of Times Fixed Charges are Earned ..........          5.7            2.9         3.3         5.2         5.8         5.4
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
