Form 10-Q
period 2000-11-07
DUPONT E I DE NEMOURS & CO
filed 2000-11-07
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2000

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


                           Yes   X         No


1,038,537,537 shares (excludes 4,394,390 shares held by DuPont's Flexitrust and 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2000.

                                                                   Form 10-Q




                   E. I. DU PONT DE NEMOURS AND COMPANY

                             Table of Contents


                                                                     Page(s)
                                                                     -------
Part I  Financial Information
  Item 1.  Financial Statements
    Consolidated Income Statement ...............................         3
    Consolidated Statement of Cash Flows ........................         4
    Consolidated Balance Sheet ..................................         5
    Notes to Financial Statements ...............................      6-17

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations
    Forward-Looking Statements ..................................     18-19
    Results of Operations:
      Financial Results .........................................     20-22
      Segment Performance .......................................     22-25
    Financial Condition .........................................     25-27
    Other Items:
      Equity Forward Purchase Agreements ........................        27
      Formation of New DuPont Apparel and Textile Sciences ......     27-28
      Investment In WebMD Corporation ...........................        28
      New Accounting Standards ..................................     28-29
      Pioneer Intellectual Property Rights ......................     29-30
      Pioneer Stock Option Retention Grant ......................        30
      Purchased In-Process Research and Development .............        30

Part II  Other Information
  Item 1.  Legal Proceedings ....................................     30-32
  Item 6.  Exhibits and Reports on Form 8-K .....................     32-33

Signature .......................................................        34
Exhibit Index ...................................................     35-36
Exhibit 12 - Computation of Ratio of Earnings to
  Fixed Charges .................................................        37

                                                                                                    Form 10-Q

                                        PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                 Three Months Ended       Nine Months Ended
CONSOLIDATED INCOME STATEMENT<Fa>                                   September 30             September 30
-------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                           2000       1999         2000         1999
-------------------------------------------------------------------------------------------------------------
SALES<Fb> ...................................................   $6,445      $6,459      $21,952      $19,778
Other Income<Fc> ............................................      420         159          986          412
                                                                ------      ------      -------      -------
  Total .....................................................    6,865       6,618       22,938       20,190
                                                                ------      ------      -------      -------
Cost of Goods Sold and Other Operating Charges<Fd>...........    4,135       4,110       14,019       12,310
Selling, General and Administrative Expenses ................      710         624        2,276        1,784
Depreciation ................................................      351         373        1,055        1,081
Amortization of Goodwill and Other Intangible Assets<Fe> ....      113          52          329          136
Research and Development Expense ............................      442         394        1,323        1,139
Interest Expense ............................................      205         120          616          333
Purchased In-Process Research and Development<Ff> ...........      -           -            (11)          40
Employee Separation Costs and Write-Down of Assets<Fg> ......       28         534          126          596
Gain on Issuance of Stock by Affiliates - Nonoperating<Fh> ..      (29)        -            (29)         -
                                                                ------      ------      -------      -------
  Total .....................................................    5,955       6,207       19,704       17,419
                                                                ------      ------      -------      -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  MINORITY INTERESTS ........................................      910         411        3,234        2,771
Provision for Income Taxes ..................................      339         216        1,133        1,066
Minority Interests in Earnings of Consolidated Subsidiaries .        9          14           48           50
                                                                ------      ------      -------      -------
INCOME FROM CONTINUING OPERATIONS<Fb> .......................      562         181        2,053        1,655
DISCONTINUED OPERATIONS
  Gain on Disposal of Discontinued Business,
    Net of Income Taxes<Fi> .................................      -         7,349          -          7,455
                                                                ------      ------      -------      -------
NET INCOME ..................................................   $  562      $7,530      $ 2,053      $ 9,110
                                                                ======      ======      =======      =======
-------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF COMMON STOCK<Fj><Fk>
  Continuing Operations .....................................   $  .54      $  .17      $  1.96      $  1.50
  Discontinued Operations ...................................      -          7.08          -           6.79
                                                                ------      ------      -------      -------
  Net Income ................................................   $  .54      $ 7.25      $  1.96      $  8.29
                                                                ======      ======      =======      =======
DILUTED EARNINGS PER SHARE OF COMMON STOCK<Fj><Fk>
  Continuing Operations .....................................   $  .53      $  .17      $  1.94      $  1.48
  Discontinued Operations ...................................      -          6.98          -           6.71
                                                                ------      ------      -------      -------
  Net Income ................................................   $  .53      $ 7.15      $  1.94      $  8.19
                                                                ======      ======      =======      =======
DIVIDENDS PER SHARE OF COMMON STOCK .........................   $  .35      $  .35      $  1.05      $  1.05
                                                                ======      ======      =======      =======
-------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements


                                                                                       Form 10-Q



                                                                             Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS<Fa>                                       September 30
------------------------------------------------------------------------------------------------
(Dollars in millions)                                                         2000        1999
------------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
  Net Income ..........................................................     $ 2,053     $ 9,110
  Adjustments to Reconcile Net Income to Cash
    Provided by Continuing Operations:
      Gain on Disposal of Discontinued Operations .....................        -         (7,455)
      Depreciation ....................................................       1,055       1,081
      Amortization of Goodwill and Other Intangible Assets ............         329         136
      Purchased In-Process Research and Development ...................         (11)         40
      Other Noncash Charges and Credits - Net .........................         397         564
      Change in Operating Assets and Liabilities - Net ................        (679)       (491)
                                                                            -------     -------
        Cash Provided by Continuing Operations ........................       3,144       2,985
                                                                            -------     -------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
  Purchases of Property, Plant and Equipment ..........................      (1,351)     (1,422)
  Investment in Affiliates ............................................         (75)        (37)
  Payments for Businesses Acquired (Net of Cash Acquired) .............         (42)     (1,689)
  Proceeds from Sales of Assets .......................................         481          64
  Net Decrease (Increase) in Short-Term Financial Instruments .........          42        (437)
  Miscellaneous - Net .................................................         104         (13)
                                                                            -------     -------
        Cash Used for Investment Activities of Continuing
          Operations ..................................................        (841)     (3,534)
                                                                            -------     -------
FINANCING ACTIVITIES
  Dividends Paid to Stockholders ......................................      (1,100)     (1,141)
  Net Decrease in Borrowings ..........................................        (310)     (1,453)
  Acquisition of Treasury Stock .......................................        (462)       (690)
  Proceeds from Exercise of Stock Options .............................          50         143
  Increase in Minority Interests ......................................         -           105
                                                                            -------     -------
        Cash Used For Financing Activities ............................      (1,822)     (3,036)
                                                                            -------     -------
Net Cash Flow from Discontinued Operations<Fl> ........................         -         4,534
                                                                            -------     -------
Effect of Exchange Rate Changes on Cash ...............................        (258)        (78)
                                                                            -------     -------
INCREASE IN CASH AND CASH EQUIVALENTS .................................     $   223     $   871
                                                                            =======     =======

------------------------------------------------------------------------------------------------

See Notes to Financial Statements.


                                                                                                        Form 10-Q

CONSOLIDATED BALANCE SHEET<Fa>                                                        September 30    December 31
-----------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                                   2000           1999
-----------------------------------------------------------------------------------------------------------------
                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents .....................................................       $ 1,689        $ 1,466
  Marketable Securities .........................................................            59            116
  Accounts and Notes Receivable .................................................         5,531          5,318
  Inventories<Fm> ...............................................................         4,466          5,057
  Prepaid Expenses ..............................................................           271            202
  Deferred Income Taxes .........................................................           455            494
                                                                                        -------        -------
    Total Current Assets ........................................................        12,471         12,653
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation (September 30,
  2000 - $20,448; December 31, 1999 - $20,545) ..................................        14,173         14,871
INVESTMENT IN AFFILIATES     ....................................................         2,164          1,459
OTHER ASSETS ....................................................................        11,241         11,794
                                                                                        -------        -------
    TOTAL .......................................................................       $40,049        $40,777
                                                                                        =======        =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable ..............................................................       $ 2,151        $ 2,780
  Short-Term Borrowings and Capital Lease Obligations ...........................         4,488          4,941
  Income Taxes ..................................................................           440            359
  Other Accrued Liabilities .....................................................         3,271          3,148
                                                                                        -------        -------
    Total Current Liabilities ...................................................        10,350         11,228
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS ..............................         6,668          6,625
OTHER LIABILITIES ...............................................................         7,767          7,872
DEFERRED INCOME TAXES ...........................................................         1,652          1,660
                                                                                        -------        -------
    Total Liabilities ...........................................................        26,437         27,385
                                                                                        -------        -------
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES .................................           377            517
                                                                                        -------        -------
STOCKHOLDERS' EQUITY<Fo>
  Preferred Stock ...............................................................           237            237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized; shares issued
    at September 30, 2000 - 1,129,973,354; December 31, 1999 - 1,139,514,154 ....           339            342
  Additional Paid-In Capital ....................................................         7,641          7,941
  Reinvested Earnings ...........................................................        12,258         11,699
  Accumulated Other Comprehensive Loss ..........................................          (329)          (133)
  Common Stock Held in Treasury at Cost (Shares:  September 30, 2000 -
    87,041,427; December 31, 1999 - 87,041,427) .................................        (6,727)        (6,727)
  Common Stock Held in Trust for Unearned Employee Compensation and Benefits
    (Flexitrust), at Market (Shares:  September 30, 2000 - 4,489,304;
    December 31, 1999 - 7,342,245) ..............................................          (184)          (484)
                                                                                        -------        -------
    Total Stockholders' Equity ..................................................        13,235         12,875
                                                                                        -------        -------
    TOTAL .......................................................................       $40,049        $40,777
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

<Fb> SEGMENT
       INFORMATION -
       CONTINUING               Three Months Ended        Nine Months Ended
       OPERATIONS<F1>              September 30             September 30
     --------------------------------------------------------------------------
     (Dollars in millions)      2000         1999         2000         1999
     --------------------------------------------------------------------------
     SEGMENT SALES<F2>
     ----------------
     Agriculture &
       Nutrition ..........   $  454      $  423       $ 1,923      $ 1,970
     Nylon Enterprise .....    1,150       1,097         3,445        3,349
     Performance
       Coatings &
       Polymers ...........    1,572       1,592         4,941        4,398
     Pharmaceuticals ......      389         384         1,172        1,173
     Pigments &
       Chemicals ..........      974         912         2,972        2,727
     Pioneer ..............      129          38         1,853          363
     Polyester
       Enterprise .........      657         668         1,922        1,935
     Specialty Fibers .....      848         852         2,645        2,572
     Specialty Polymers ...    1,124       1,057         3,366        3,103
     Other ................      108         115           380          352
                              ------      ------       -------      -------
       Total Segment
         Sales ............    7,405       7,138        24,619       21,942

     Elimination of
       Intersegment
       Transfers ..........     (165)       (190)         (501)        (542)
     Elimination of
       Equity Affiliate
       Sales ..............     (799)       (492)       (2,172)      (1,624)
     Miscellaneous ........        4           3             6            2
                              ------      ------       -------      -------
     SALES ................   $6,445      $6,459       $21,952      $19,778
                              ======      ======       =======      =======

                                                                     Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]
<Fb> SEGMENT
       INFORMATION -
       CONTINUING           Three Months Ended           Nine Months Ended
       OPERATIONS<F1>          September 30                September 30
     ---------------------------------------------------------------------------
        (Dollars in
         millions)             2000       1999          2000           1999
     --------------------------------------------------------------------------
     AFTER-TAX
       OPERATING
       INCOME (LOSS)
     ---------------
     Agriculture &
       Nutrition .....   $   13        $ (117)<F3>  $   149 <F4>   $   127 <F3>
     Nylon
       Enterprise ....       74          (250)<F5>      249            (44)<F5>
     Performance
       Coatings &
       Polymers ......      170           155           478 <F6>       415 <F7>
     Pharmaceuticals .       41            58           146            182
     Pigments &
       Chemicals .....      168 <F8>      162           518 <F8>       466
     Pioneer .........     (152)<F9>      (26)          (69)<F9>        26
     Polyester
       Enterprise ....       19           (23)           39            (82)<F10>
     Specialty
       Fibers ........      167           189           543            538
     Specialty
       Polymers ......      175           166           523            494
     Other ...........       58 <F11>      21            65 <F11>       44
                         ------        ------       -------        -------
       Total Segment
         ATOI ........      733           335         2,641          2,166

     Interest &
       Exchange Gains
       and Losses ....     (122)          (81)         (381)          (292)<F12>
     Corporate
       Expenses ......      (49)<F13>     (73)         (207)<F13>     (219)
                         ------        ------       -------        -------
     INCOME FROM
       CONTINUING
       OPERATIONS ....   $  562        $  181       $ 2,053        $ 1,655
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

<F3> Includes total charges of $107 attributable to termination payments to about 800 employees, shutdown of various manufacturing facilities and the write-off of an intangible asset resulting from the loss of exclusive product marketing rights.

<F4> Includes a charge of $62 to increase the company's reserve for "Benlate"
     50 DF fungicide litigation.

<F5> Includes total charges of $337, of which $247 is attributable to an impairment charge for the write-down of the adipic acid plant in Singapore that continues to operate. Other costs are principally due to the write-down of manufacturing assets in India pursuant to a sales agreement and the liquidation of a joint venture in China.

<F6> Includes a charge of $61 related to employee separation costs for about
     1,000 employees within Performance Coatings, the shutdown of related manufacturing facilities, and other exit costs.

<F7> Includes an estimated in-process research and development charge of $40 that was recorded in conjunction with the purchase of Herberts, based on preliminary allocations of purchase price.

<F8> Includes a charge of $17 resulting from restructuring manufacturing operations at the Chambers Works site, offset by a gain of $16 attributable to the sale of the company's interest in a Mexican affiliate.

<F9> Third quarter includes a charge of $42 for accrued post-employment costs for Pioneer employees and tax adjustments related to finalization of purchase accounting, as well as a noncash charge of $13 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999. Year-to-date includes noncash charges of $366 resulting from the sale of acquired Pioneer inventories and the $42 charge discussed above, partly offset by a $109 gain resulting from the sale by Pioneer of certain equity securities classified as available for sale, and a credit of $11 to reduce the preliminary allocation of purchase price to purchased in-process research and development.

                                                                    Form 10-Q


[FN]
NOTES TO CONSOLIDATED SEGMENT INFORMATION - CONTINUING OPERATIONS - (CONT'D)
----------------------------------------------------------------------------
<F10> Includes a charge of $40 related to employee separation costs for about
      850 employees within the Polyester Enterprise.

<F11> Includes a gain of $62 resulting from the sale of stock that reduced the company's ownership interest in DuPont Photomasks, Inc.

<F12> Includes an exchange loss of $81 on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts. The purchase price for Herberts was negotiated in German marks.

<F13> Includes a nonoperating gain of $19 on issuance of stock by an affili-
      ate. This represents the increase in the company's equity investment in DuPont Photomasks, Inc. that resulted from the issuance by DuPont Photomasks, Inc. of additional shares to unrelated parties at a price in excess of book value.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                  (continued)


[FN]
<Fc> Third quarter 2000 includes gains of $117 resulting from the sale of stock that reduced the company's ownership interest in DuPont Photomasks, Inc. and the sale of the company's interest in a Mexican affiliate.

     Year-to-date 2000 also includes a $176 gain resulting from the sale by Pioneer of certain equity securities classified as available for sale. Year-to-date 1999 includes a $131 exchange loss on forward exchange contracts purchased in 1998 to lock in the U.S. dollar cost of the acquisition of Herberts.

<Fd> In accordance with purchase accounting rules applied to the acquisition of the remaining 80 percent ownership interest in Pioneer on October 1, 1999, Pioneer inventory was increased to fair value. This inventory step-up generates noncash charges to cost of goods sold as the inventory on hand at the acquisition date is sold. Third quarter and year-to-date 2000 charges were $21 and $588, respectively.

     Third quarter 2000 also includes a charge of $29 for accrued post-employment costs for Pioneer employees. Year-to-date 2000 also includes a charge of $100 to increase the company's reserve for "Benlate" 50 DF fungicide litigation.

<Fe> 2000 includes amortization expense associated with acquisitions of
     Herberts and Pioneer. Prior to October 1, 1999, the company's 20 percent ownership in Pioneer was accounted for under the equity method and results (including amortization expense) were reported as a component of Other Income. 1999 includes amortization expense associated with the Herberts acquisition beginning in the second quarter.

<Ff> Year-to-date 2000 includes a credit of $11 that was recorded based on revisions of preliminary purchase price allocations associated with the October 1, 1999 purchase of the remaining 80 percent ownership interest in Pioneer. Year-to-date 1999 includes an estimated charge of $40 that was recorded in conjunction with the purchase of Herberts, based on preliminary allocations of purchase price.

<Fg> In third quarter 2000, a restructuring program was instituted to address poor economic and intensely competitive market conditions for Pigments & Chemicals. Charges resulting from this restructuring totaled $28. This charge included $24 related to the write-down of operating facilities at the New Jersey Chambers Works site, that were shutdown in the third quarter 2000. The charge covers the net book value of the facilities of $15 and estimated dismantlement and removal costs less estimated proceeds

                                                                    Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]
     from the sale of equipment and scrap of $9. The remaining restructuring charge of $4 relates to employee termination payments to be settled over time for approximately 65 employees involved in manufacturing and technical activities. Employee terminations will begin in the fourth quarter 2000. The effect of these actions on third quarter results was not material.

     Year-to-date 2000 also includes charges of $98 resulting from restructur-ing activities within Performance Coatings. This Phase II restructuring activity was instituted to continue the consolidation of business assets and to eliminate redundancies as a result of the acquisition of Herberts in 1999. This charge included $73 related to the termination of about 1,000 employees involved in technical, manufacturing, marketing and administrative activities. Restructuring charges of $13 relate to the write-down of operating facilities that were shutdown in the second quarter in Germany and the United States and $12 relate to the cancella-tion of contractual agreements principally associated with the global distribution of products.

     Third quarter 1999 includes charges totaling $534 which were recorded within the Agriculture & Nutrition segment ($170) and the Nylon Enter-prise segment ($364), the components of such charges are as follows:

     Third quarter 1999 charges resulting from restructuring activities within Agriculture & Nutrition totaled $125. This charge included $45 related to employee termination payments for approximately 800 employees involved in technical, manufacturing, marketing and administrative activities.
     The remaining restructuring charge of $80 principally relates to the write-down of plant and equipment associated with shutdowns of several operating facilities.

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

     Third quarter 1999 charges within the Nylon Enterprise included an impairment charge of $252 for the write-down of an adipic acid plant.
     The company made substantial efforts to resolve operational and technical problems that plagued this facility. Despite these efforts, the plant

                                                                    Form 10-Q



                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)


[FN]
     continues to operate at significantly less than its design capacity. As a result, an impairment charge was recorded to write down the plant to its fair value based on the present value of cash flows.

     The company also announced its intent to exit selected nylon ventures in the Asia Pacific region. In connection with the sale of a subsidiary in India, a charge of $59 within the Nylon Enterprise was recorded to write down assets to their estimated net realizable value pursuant to a sale agreement. In addition, the company recorded a charge of $33 associated with its decision to withdraw from an equity investment in China.

     Within the Nylon Enterprise, the company also recorded a charge of $28 associated with restructuring activities in Europe. This included termination payments of $15 to about 120 employees, involved principally in manufacturing activities. Also included was $13 principally for the shutdown in the third quarter of 1999 of a manufacturing facility.

     Finally, third quarter 1999 charges within the Nylon Enterprise reflect an $8 benefit due to a favorable adjustment of a reserve balance estab-lished in 1998 in connection with the pending sale of a nonstrategic business.

     Year-to-date 1999 charges also includes $62 of employee separation costs for about 850 employees within the Polyester Enterprise.

<Fh> In July 2000, DuPont Photomasks, Inc. sold about 1.4 million shares of its common stock to unrelated parties at a price of $77 per share which raised net cash proceeds of $104. As a result of this transaction, the company's ownership interest in DuPont Photomasks was reduced from approximately 38.5 percent to 35.3 percent. The pretax gain of $29 represents the increase in the company's equity investment in DuPont Photomasks which resulted from the issuance of stock at a price in excess of book value. The company provided for deferred income taxes resulting from the gain.

<Fi> Gain on disposal of discontinued business reflects Conoco's operations through August 6, 1999, and includes the gain realized by the company from the completion of the Conoco exchange offer. For the third quarter, this includes income from Conoco's operations of $58. The gain on the exchange offer of $7,291 results from the difference between the market value and the carrying value of the Conoco Class B common shares,

                                                                    Form 10-Q



                        NOTES TO FINANCIAL STATEMENTS
                   (Dollars in millions, except per share)
                                 (continued)


[FN]
     less direct expenses. The company did not recognize a deferred tax liability for the difference between the book basis and tax basis of its investment in Conoco's common stock because this basis difference will not be subject to tax.

<Fj> Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income from continuing operations and net income is reduced by preferred dividends of $2.5 and $7.5 for the three- and nine-month periods, respectively. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                    Three Months Ended                Nine Months Ended
                       September 30                     September 30
              -----------------------------     -----------------------------
                  Basic          Diluted            Basic          Diluted
              -------------   -------------     -------------   -------------
     2000     1,041,269,308   1,047,777,845     1,044,708,476   1,052,825,218
     1999     1,038,268,303   1,052,845,443     1,097,795,167   1,111,388,460

     The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised.

     The following average stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                         Three Months Ended         Nine Months Ended
                            September 30              September 30
                       ----------------------     ----------------------
                          2000        1999           2000        1999
                       ----------   ---------     ----------   ---------
     Average Stock
       Options         35,398,941   3,073,840     27,946,779   4,903,408

     Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $(0.3) and $(16) for the three months and $(29) and $14 for the nine months ended September 30, 2000, and 1999, respectively.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]
     Shares held by the Flexitrust and treasury stock are not considered outstanding in computing the foregoing weighted-average number of common shares.

<Fk> Year-to-date earnings per share do not equal the sum of quarterly earnings per share due to changes in average share calculations.

<Fl> As part of the Conoco divestiture, the company acquired 147,980,872 shares of treasury stock (valued at $11,405) from shareholders who are United States persons in exchange for the company's remaining interest in Conoco. Since this was a noncash transaction, the acquisition of treasury shares and divestiture of the company's investment in Conoco is not reflected in the Consolidated Statement of Cash Flows.

                                                  September 30    December 31
<Fm> Inventories                                      2000           1999
     -----------                                  ------------    -----------
     Finished Products .......................       $2,803          $3,322
     Semifinished Products ...................        1,364           1,518
     Raw Materials and Supplies ..............          948             823
                                                     ------          ------
                                                      5,115           5,663
     Less:  Adjustment of Inventories to a
       Last-In, First-Out (LIFO) Basis .......          649             606
                                                     ------          ------
         Total ...............................       $4,466          $5,057
                                                     ======          ======
     At October 1, 1999, Pioneer inventories were stepped up to fair value in accordance with purchase accounting rules. At September 30, 2000, and December 31, 1999, these inventories include the remaining balance of the step-up of $160 and $757, respectively.

[FN] Includes the company's investment in DuPont Photomasks, Inc. which is accounted for by the equity method beginning in the second quarter 2000.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]
<Fo> The following sets forth the company's Total Comprehensive Income for the periods shown:
                                      Three Months Ended   Nine Months Ended
                                         September 30         September 30
                                      ------------------   ------------------
                                        2000      1999       2000       1999
                                      --------   -------   ---------   -------
     Net Income ...................    $562      $7,530*   $2,053      $9,110*
     Cumulative Translation
       Adjustment .................     (24)        281       (44)        176
     Unrealized Gains (Losses)
       on Securities ..............      14**        (7)     (152)**        7
     Minimum Pension Liability
       Adjustment .................      -           79        -           79
                                       ----      ------    ------      ------
     Total Comprehensive Income ...    $552      $7,883    $1,857      $9,372
                                       ====      ======    ======      ======
     ----------------------
      * The cumulative translation adjustments and the minimum pension liability related to Conoco operations were recorded in net income during the third quarter of 1999 as part of the gain on the disposal of discontinued business.
     ** Primarily includes unrealized holding gain of $4 and unrealized holding losses of $141 for the third quarter and year-to-date, respectively, associated with the company's investment in WebMD Corporation. The remainder relates to unrealized holding gains and losses on other equity securities.

<Fp> During first quarter 2000, the company completed purchase accounting for the Herberts acquisition. In connection with the purchase of Herberts, the company has now essentially completed the initial restructuring plan that was formulated at the time of the acquisition. Under this plan, nearly 1,300 employees were to have been terminated as manufacturing facilities were shut down and other business activities were reorganized. Through September 30, 2000, nearly all of the planned terminations have occurred and about $41 in employee separation costs have been charged against the related liability. The total remaining reserve balances for terminations and other exit costs are $12 at September 30, 2000.

<Fq> During third quarter 2000, the company completed purchase accounting for the acquisition of the remaining 80 percent ownership interest in Pioneer. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less liabilities assumed was recorded

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]
     as goodwill and is being amortized over 40 years. An increase in the amount of purchase price ascribed to assumed liabilities in connection with the acquisition resulted in an increase of goodwill from the preliminary estimate of $2.6 billion to $2.9 billion.

<Fr> In third quarter 2000, there were no changes in estimates related to reserves established for restructuring initiatives earlier this year or in prior years. An update on these initiatives is discussed below.

     2000 Activities
     ---------------
     During second quarter 2000, the company recorded charges in Performance Coatings and Polymers totaling $98. At September 30, 2000, about $11 of employee termination payments had been settled and charged against the related liability and nearly 500 employees had been terminated. The remaining reserve balance for severance payments is approximately $62. In addition, a reserve balance of about $10 remains at September 30, 2000, for cancellation of contractual agreements.

     1999 Activities
     ---------------
     During 1999, the company recorded restructuring charges in three segments -- Agriculture & Nutrition, Nylon Enterprise and Polyester Enterprise.

     In Agriculture & Nutrition, at September 30, 2000, approximately $37 of employee termination payments had been settled and charged against the related liability. Approximately 700 employees have been terminated and another 70 employees have accepted other work assignments within the company. Total remaining reserve balances for employee termination payments and dismantlement and removal of facilities that were shutdown are approximately $20 at September 30, 2000.

     In the Nylon Enterprise, at September 30, 2000, approximately $4 of employee termination payments had been settled and charged against the related liability and approximately 40 employees had been terminated.
     The remaining reserve balance is approximately $11 at September 30, 2000.

     In the Polyester Enterprise, at September 30, 2000, approximately $51 related to employee separation costs had been settled and charged against the related liability. Approximately 705 employees have been terminated and about 65 employees have accepted other work assignments within the company. Total remaining reserve balances are approximately $9 at September 30, 2000.

                                                                    Form 10-Q



                       NOTES TO FINANCIAL STATEMENTS
                  (Dollars in millions, except per share)
                                 (continued)


[FN]
     1998 Activities
     ---------------
     During 1998, the company recorded charges directly related to management decisions to implement company-wide productivity improvement initiatives. As of September 30, 2000, about $269 in severance benefits and approxi-mately $34 in dismantlement and removal costs have been paid and charged against the related liability. Total remaining reserve balances are approximately $20 at September 30, 2000, principally reflecting install-ment payments to be made to terminated employees.

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

                                                                    Form 10-Q



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

                                                                    Form 10-Q



         (a) Results of Operations

             (1) Financial Results:

                 Including one-time items in both periods and discontinued operations in 1999, diluted earnings per share for the third quarter were $.53 compared to $7.15 in 1999. DuPont's earnings from continu-ing operations, before one-time items were $.51 per share for the third quarter versus $.59 per share earned in last year's third quarter, and $2.26 per share for the nine months of 2000 versus $2.02 for the same period last year.

         Results From Continuing Operations
         ----------------------------------
                 Third quarter 2000 consolidated sales of $6.4 billion were flat versus third quarter 1999. Segment sales and transfers, which include a pro rata share of affiliates' sales, were $7.4 billion, up 4 percent from $7.1 billion last year. This increase is the result of 2 percent higher volume, 3 percent higher local prices and 1 percent added from the Pioneer acquisition, partly offset by currency effect from the strong U.S. dollar which reduced worldwide sales by 2 percent. Regional segment sales and related variances are summarized below:

                                                    % Change Due To
                                           ----------------------------------
                         3Q 00  % Change   Local  Currency          Portfolio
         Segment Sales    $B    vs. 3Q 99  Price   Effect   Volume   Changes
         --------------  -----  ---------  -----  --------  ------  ---------
         Worldwide        7.4       4        3       (2)       2        1
         U.S.             3.7       0        3        0       (2)      (1)
         Europe           1.7       0        4      (11)       7        0
         Asia Pacific     1.2      20        2        3        8        7
         Canada,
           Mexico,
           S. America     0.8      11        3        0        1        7

              o U.S. sales volume dropped 2 percent reflecting lower sales of TiO2, automotive finishes, and apparel fibers.

              o Asia Pacific sales increased 20 percent reflecting 5 percent higher U.S. dollar (USD) prices, higher volume and increased polyester sales resulting from joint venture growth in the region.

              o European sales reflect 7 percent volume growth essentially offset by lower USD prices resulting from the impact of weaker European currencies.

                                                                    Form 10-Q



              o Portfolio changes reflect increased ownership of Pioneer (which increased third quarter sales in South America) and restructuring the Polyester Enterprise through formation of joint ventures (which increased sales in Asia Pacific and decreased sales in the United States).

                 Including one-time items, third quarter income from continu-ing operations was $562 million versus $181 million last year, resulting in earnings per share of $.53 compared to $.17 last year. Third quarter income from continuing operations before one-time items was $537 million, compared to $625 million in third quarter of 1999, down $88 million or 14 percent. Higher sales volume and higher local selling prices were more than offset by the negative impact of higher raw material costs, a stronger U.S. dollar, and higher Pioneer seasonal operating losses due to increased ownership. One-time items are detailed in notes to the financial statements and are summarized below:

                                 $MM Pretax     $MM After-Tax   ($ Per Share)
                                -------------   -------------   -------------
                                3Q 00   3Q 99   3Q 00   3Q 99   3Q 00   3Q 99
                                -----   -----   -----   -----   -----   -----
         Purchase Accounting/
           Post Employment
           Costs - Pioneer       (50)            (55)            (.06)

         Sale of Interest in
           Quimica Fluor
           Affiliate -
           Pigments &
           Chemicals              23              16              .02

         Chambers Works
           Restructuring -
           Pigments &
           Chemicals             (28)            (17)            (.02)

         Restructuring -
           Agriculture &
           Nutrition                    (170)           (107)            (.10)

         Restructuring -
           Nylon                        (364)           (337)            (.32)

         Sale of Stock -
           DuPont
           Photomasks, Inc.      123              81              .08
                                 ---     ---      --     ---      ---     ---
         Total                    68    (534)     25    (444)     .02    (.42)
                                 ===     ===      ==     ===      ===     ===

                                                                    Form 10-Q



         Six Sigma Productivity Initiatives
         ----------------------------------
                 Six Sigma implementation continues to gain momentum. At the end of the third quarter there were over 1,000 trained Black Belts and 2,800 active projects. The potential annualized pretax benefit from active projects at the end of the third quarter was $500 million. The actual annualized pretax benefit of completed projects at the end of the third quarter was $260 million. At the end of the second quarter these annualized pretax benefits were about $450 million and $110 million, respectively.

         Corporate Outlook
         -----------------
                 Throughout the year, DuPont performed remarkably well in largely offsetting the impacts of significantly higher oil and gas prices on raw material costs and energy, and it kept the focus on raising prices, improving productivity, increasing volume and positioning the businesses for improved performance. In light of slowing global economies, DuPont is cautious about the prospects for top-line growth in the fourth quarter. In addition, the company expects significantly lower fourth quarter results from the Pharmaceuticals Segment as it phases out sales promotion programs. Given these circumstances, it appears that the best underlying earnings DuPont can reasonably expect to achieve for 2000 is $2.85 per share, the low end of the previously announced range. Should macroeconomic and currency factors turn more negative, the additional downward pressure on earnings will be very difficult to offset. Nevertheless, even given a more negative environment, the company expects meaningful growth in full year underlying earnings per share.

              (2) Segment Performance:

           The following text compares third quarter 2000 results with third quarter 1999, for sales and earnings of each segment, excluding the earnings impact of one-time items described in the footnotes to the "Segment Information - Continuing Operations" table at Note (b) on pages 6-7. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affili-ates. Segment after-tax operating income before one-time items was $727 million in the third quarter, down 7 percent. Total segment sales were $7.4 billion compared to $7.1 billion last year.

              o Performance Coatings & Polymers - Segment earnings increased 10 percent, principally reflecting improvement in Performance Coatings in Europe. Phase II of the Herberts integration remains on schedule. Engineering Polymers earnings were lower as increased volumes were more than offset by the negative impact of the weak euro and higher ingredient costs. Elastomers earnings were flat versus last year.

                                                                    Form 10-Q



              o Specialty Fibers - Segment earnings were 12 percent lower as increased earnings from "Kevlar" fiber and "Nomex" fiber and paper were more than offset by lower "Lycra" elastane earnings. On a weighted average basis, elastane USD pricing ("Lycra" and unbranded) for the Lycra strategic business unit
                 (SBU) declined versus prior year. Worldwide volumes were flat as volume growth in Asia and Europe was offset by weaker volumes in the United States. The Lycra SBU's "Terathane" polyether glycol earnings were reduced by higher natural gas prices.

              o Specialty Polymers - Segment sales and earnings increased 6 and 5 percent, respectively, as continued sales and earnings growth from DuPont iTechnologies, Fluoropolymers, and "Corian" solid surfaces were partially offset by lower results from Packaging and Industrial Polymers (P&IP). P&IP showed flat sales and substantially reduced earnings, pri-marily resulting from the stronger dollar and significantly higher ethane prices. The remainder of the segment delivered double digit sales and earnings growth.

              o Pigments & Chemicals - Segment earnings increased 4 percent on 7 percent higher sales. Earnings improvements in White Pigment and Mineral Products reflect price and volume increases partly offset by higher chlorine and energy costs. Continued strong TiO2 volume growth outside the United States was partly offset by declining U.S. volumes. A modest earnings improvement in DuPont Chemical Solutions was driven by higher prices. Fluorochemicals results were essentially flat as earnings were adversely affected by higher natural gas and methanol prices.

              o Polyester Enterprise - Segment earnings were $19 million versus a loss of $23 million last year, a $42 million turnaround. This principally reflects a substantial reduction in fixed costs achieved through productivity measures and restructuring. While markets generally continue to be weak, the business has been able to partly offset higher raw material costs with higher selling prices, specifically in resins, intermediates, and filaments.

              o Nylon Enterprise - Segment revenue increased 5 percent based on 3 percent higher prices and 2 percent higher volumes. However, a significant run-up in feedstock costs more than offset top-line growth, resulting in a 15 percent earnings decline for the segment. Demand continues to be strong for industrial nylon, but is softening in certain apparel segments, primarily in Europe, and to a lesser extent, in the

                                                                     Form 10-Q



                 United States. In addition, there has been some softening in U.S. demand in the residential segment of the flooring systems business.

              o Agriculture & Nutrition - Segment earnings were $13 million versus a loss of $10 million in the third quarter of last year. The earnings improvement reflects 7 percent higher revenue and lower costs as the result of last year's restructuring in Crop Protection Products. Crop Protection Products worldwide volume increased with significant growth from new products in North America specialty markets and a strong growing season in South America. Partly offsetting these improvements in the segment were increased raw material costs and higher advertising costs for the Nutrition and Health strategic business unit.

              o Pioneer - Segment earnings were a loss of $97 million versus a loss of $26 million in 1999. This reflects full ownership versus 20 percent ownership last year and the normal seasonal operating losses. With more than 90 percent of the sales for the year now complete, Pioneer projects 2000 corn and soybean revenue to increase 6 percent and 12 percent, respectively, versus 1999 on a comparable basis.

              o Pharmaceuticals - Segment sales were essentially flat versus third quarter 1999 as higher sales of SustivaTM efavirenz and "Cardiolite" cardiac imaging agent were offset by lower sales of "Coumadin" anticoagulant and "Sinemet Brand". Earnings declined to $41 million compared to $58 million last year, principally due to planned higher selling and research and development expenses.

                 Major product sales are shown below:

                       ($ in millions)         3Q 2000    3Q 1999    YR 1999
                   ------------------------    -------    -------    -------
                   "Coumadin"                     80        124        464
                   SustivaTM                      99         50        211
                   "Sinemet Brand"                34         58        331
                   "Cardiolite"/MiralumaTM        77         51        210

                 Market share continued to grow for SustivaTM in all countries where it is approved for sale. In September, total prescrip-tions for SustivaTM surpassed "Viracept"*, the most widely

                 ---------------------
                 * "Viracept" is a registered trademark of Agouron
                   Pharmaceuticals, Inc., a Pfizer company.

                                                                     Form 10-Q



                 prescribed protease inhibitor in the United States. "Coumadin" warfarin sodium share was stable at 67 percent, with total warfarin prescription growth up 6 percent versus the third quarter last year. "Coumadin" sales declined versus last year as a result of a strong promotional program in the third quarter of 1999. "Cardiolite" sales benefited from a 16 percent increase in demand, while "Sinemet Brand" sales declined due to increased generic competition.

                 Over the past three years DuPont Pharmaceuticals has imple-mented various promotional sales programs. These programs were put in place to ensure a fully adequate supply of product in the marketplace and, in the case of "Sinemet Brand", to fully capitalize on the period in which we were actively promoting the product. These promotional programs were successful and market conditions have stabilized. As a result, these programs are no longer required nor financially justified and, accordingly, the company decided to phase them out. The impact of this action is expected to reduce pharma-ceuticals sales by approximately $100 million per quarter until mid-2001. ATOI is expected to be substantially lower in the fourth quarter 2000 than in the current quarter.

         (b) Financial Condition
                                                         Nine Months Ended
                                                           September 30
                                                        -------------------
         Selected Cash Flow Information                   2000       1999
         ------------------------------                 --------   --------
                                                          ($ in millions)

         Cash Provided by Continuing Operations .....   $ 3,144    $ 2,985
         Purchases of Property, Plant and
           Equipment and Investment in Affiliates ...    (1,426)    (1,459)
         Payments for Businesses Acquired ...........       (42)    (1,689)
         Proceeds from Sales of Assets ..............       481         64
         Dividends Paid to Stockholders .............    (1,100)    (1,141)
         Acquisition of Treasury Stock ..............      (462)      (690)

        Cash provided by continuing operations was $3.1 billion for the first nine months of 2000, as compared with $3.0 billion for the same period in 1999. Net income plus noncash charges included in net income was higher this year as compared to last year primarily reflecting contributions from the Herberts and Pioneer acquisitions. In addition, the company reduced its operating assets by $500 million as a result of cash proceeds from the securitization of accounts receivable. These sources of cash were partly offset by higher increases in working capital, primarily due to the inclusion of Pioneer in DuPont's 2000 consolidated financial statements. Strong 2000

                                                                    Form 10-Q



results by Pioneer contributed to higher trade receivables which were only partially offset by reductions in Pioneer inventory and other net working capital items.

        Year-to-date capital investments for purchases of property, plant, and equipment and investments in affiliates were approximately $1.4 billion in 2000, the same as in 1999. The current spending level reflects management's intention to limit capital spending to about $2 billion for the year. Pay-ments for businesses acquired in the first nine months of 2000 totaled only $42 million as compared to $1.7 billion spent in 1999, which primarily reflects the acquisition of Herberts in February 1999.

        Proceeds from the sale of assets in the first nine months of 2000 totaled $481 million primarily reflecting the sale of available-for-sale equity securities held by Pioneer and the sale of a portion of the company's ownership interest in DuPont Photomasks, Inc. Proceeds from the sale of assets last year totaled $64 million, and included the sale of several small operating assets as well as office real estate assets.

        The per share dividend paid to stockholders in third quarter 2000 was $.35 per share. This rate has been in effect since second quarter 1998. The lower gross dollar dividends paid in the first nine months of 2000 as compared to 1999 reflects lower shares outstanding this year primarily due to the third quarter 1999 Conoco divestiture.

        In each of 1997 and 1998, DuPont's Board of Directors approved pro-grams to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In the first half of 2000, the company spent $250 million to purchase and retire 5,000,000 shares of DuPont common stock. Comparable purchases in the first half of 1999 totaled $44 million to purchase and retire 840,000 shares. As a result, DuPont has completed its authorized purchase of 20 million shares under the 1997 program and has purchased about 4 million shares under its 1998 program. On July 26, 2000, the company's Board of Directors approved an increase in the amount of shares to be purchased under the 1998 program from about 16 million shares to the total number of shares of DuPont common stock which can be purchased for $2.5 billion. The remaining purchases are not limited to those needed to offset dilution from shares issued under compensation programs. DuPont anticipates completing this program within two years and for it to be largely funded through the monetization of nonstrategic assets. Under the increased July 2000 authorization, in third quarter 2000, the company spent $212 million to purchase and retire 4,540,800 shares. In third quarter 1999, the company spent $646 million to purchase 8 million shares in connection with the August 1999 Conoco split-off.

        Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at September 30, 2000, was $9.4 billion, as compared to $10.0 billion at year-end 1999. Management's intent is to further reduce net debt from the current level during the fourth quarter of the year to increase the company's financial flexibility.

                                                                    Form 10-Q



        Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

      Certain Statistics - Continuing Operations
      ------------------------------------------
                                            At 9/30/00      At 12/31/99
                                            ----------      -----------
      Current Ratio (current assets
        to current liabilities) ......         1.2:1           1.1:1

      Earnings to Fixed Charges ......           5.3             2.9

      Pioneer's days' sales outstanding reflects significant programs in the segment to provide farmers with extended harvest terms, which increase days' sales outstanding; or with discounts for cash sales, which decrease days sales outstanding. Days' sales outstanding excluding Pioneer averaged 56 days in the third quarter, a decrease of one day from fourth quarter 1999, and equal to third quarter 1999. Including Pioneer, days' sales outstanding averaged
65 days in third quarter 2000, as compared to 59 days in second quarter 2000, and 67 days in fourth quarter 1999. Third and fourth quarter days sales outstanding including Pioneer reflects lower seasonal sales for Pioneer in the second half of the year, as well as the impact of extended terms.

         (c) Other Items

             EQUITY FORWARD PURCHASE AGREEMENTS
             ----------------------------------
         In connection with its $2.5 billion stock repurchase plan, the com-pany has entered into privately negotiated equity forward purchase agreements with a financial institution. As of September 30, 2000, the company has the right to purchase up to approximately 6.2 million shares of DuPont common stock from the financial institution in 2001 at a weighted average price of about $42 per share. The company, at its election, can require the obliga-tions under these agreements to be satisfied by delivery of shares on a net basis.

             FORMATION OF NEW DUPONT APPAREL AND TEXTILE SCIENCES
             ----------------------------------------------------
         On October 30, 2000, DuPont announced the merger of its apparel, home textiles and related businesses to form a new market-focused global organiza-tion called DuPont Apparel and Textile Sciences. The new group aligns the marketing of DuPont's "Lycra" elastane, Nylon textile and "Dacron" branded specialties and fiberfill into a single unit, effective January 1, 2001. The new unit will capitalize on DuPont's global brand franchise, technical expertise, operational scale and market knowledge to provide a better, simpler more competitive offering.

                                                                    Form 10-Q



         DuPont Apparel and Textile Sciences will provide a world-class, integrated market platform that will allow better linkage between the market and DuPont technologies. The new unit will operate globally with a single face to the market, recognizing and responding to regional market require-ments. The combined organization will have revenues of approximately
$3 billion.

             INVESTMENT IN WebMD CORPORATION
             -------------------------------
         Last year, the company realized a one-time after-tax gain of $208 million associated with the merger of WebMD, Inc. and Healtheon Corporation. The company currently owns common stock in WebMD Corporation (WebMD) and warrants entitling it to purchase WebMD common stock. As of September 30, 2000, the company reflected a cumulative unrealized after-tax loss on this investment of $168 million as a component of Accumulated Other Comprehensive Income. The company continues to believe the decline in the market value of this investment to be temporary. In the future, if the decline is deemed to be other than temporary, a one-time charge to earnings will be recorded.

             NEW ACCOUNTING STANDARDS
             ------------------------
               Accounting For Derivatives
               --------------------------
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, SFAS No. 138 was issued which includes several amendments to SFAS No. 133. The new standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. DuPont will adopt SFAS No. 133, including the amendments in SFAS No. 138, on January 1, 2001. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair value of the derivative instrument will generally be offset on the income statement by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in other comprehensive income until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges will be recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge will be recorded each period in current earnings.

         Using market valuations for derivatives held as of September 30, 2000, as a guide, the company estimates that on January 1, 2001, it will record a net-of-tax cumulative-effect-type adjustment to net income which is expected to be a loss of approximately $140 million, or $.13 per share. The primary component of this loss is related to the company's position in stock warrants, principally WebMD Corporation, which are currently accounted for as available-for-sale securities for which changes in fair value are currently

                                                                    Form 10-Q



reflected in other comprehensive income. Upon adoption, these stock warrants will be considered derivative instruments with all subsequent changes in fair value recorded in earnings. A risk management strategy, which will not qualify for hedge accounting under SFAS No. 133 (hedging the foreign currency risk associated with net monetary assets), will continue. Changes in the fair value of these instruments will be recorded in current earnings, which will generally be offset by the revaluation of the associated foreign currency denominated net monetary assets.

         Based on market valuations for derivatives held as of September 30, 2000, the company estimates that on January 1, 2001, it will record a net-of-tax cumulative-effect-type adjustment to accumulated other comprehen-sive income to recognize at fair value all derivative instruments that will be designated as cash flow hedging instruments. The amount of this adjustment is not expected to be material.

         Any changes in the composition of DuPont's derivative instrument portfolio or changes in the market values of these instruments between now and the end of 2000 could have an impact on the cumulative-effect-type adjustments to net income and accumulated other comprehensive income.

         At this time, DuPont plans no significant change in its risk manage-ment strategies due to the adoption of SFAS No. 133.

               Accounting For Transfers of Assets
               ----------------------------------
         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabili-ties." The company is required to adopt SFAS No. 140 for the second quarter 2001 financial statements for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The company is required to adopt the Statement's disclosure and collateral requirements for the 2000 annual report. Adoption of SFAS No. 140 is not expected to have any financial impact on the company.

             PIONEER INTELLECTUAL PROPERTY RIGHTS
             ------------------------------------
         Patents, particularly those relating to biotechnology, are becoming increasingly important to Pioneer and the rest of the seed industry. Pioneer, as well as others in the industry, have applied for and been granted a sub-stantial number of patents in this area. No single patent owned by Pioneer is vitally important to its business. However, competitive patents relating to genetically engineered insect and herbicide resistant crops may affect Pioneer's ability to compete in the future. If existing and future biotech-nology patents are upheld, it is uncertain if the holders of these patents will allow the technology to be licensed to others in the industry. If licenses are granted, it is uncertain whether they will be based on com-mercially reasonable terms. Pioneer will review carefully all requests for licenses to its technology and will grant access when it is commercially

                                                                    Form 10-Q



prudent to do so. Pioneer is involved in several lawsuits, both as plaintiff and defendant, concerning intellectual property rights related primarily to corn and soybean products. On August 24, 2000, the company announced that Pioneer will immediately appeal a jury verdict finding in favor of Monsanto concerning a licensing agreement between the companies for insect resistant corn. No damages were awarded to Monsanto and Pioneer will continue to offer seeds with the Bt corn borer resistance trait. The payment of any future royalties to Monsanto by Pioneer has not been determined. On October 1, 1999, the company acquired the approximately 80 percent of Pioneer not previously owned by the company for $7,691 million. An intangible asset has been recorded to recognize the value of this licensing agreement with Monsanto. Should the ultimate outcome of this lawsuit be adverse to the company, the value of this intangible asset may become impaired, resulting in a one-time noncash charge to earnings. Management does not anticipate that the ultimate outcome of the litigation will have a material adverse effect on the company's consolidated financial position or liquidity, although it could be material to the results of operations of the Pioneer segment in the period recognized.

             PIONEER STOCK OPTION RETENTION GRANT
             ------------------------------------
         During fourth quarter 2000, the company made a special stock option grant to certain Pioneer management personnel. The objectives of this special grant were to retain talent within the Pioneer organization and to provide an incentive for Pioneer leadership to contribute to and benefit from future growth of the company. As a result of this one-time retention grant, approximately 8.3 million options were awarded to certain Pioneer employees on October 19, 2000, under the DuPont Stock Performance Plan.

             PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT
             ---------------------------------------------
         No significant changes occurred during the third quarter 2000 with respect to in-process research and development projects related to the company's acquisitions in prior years.


                         PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         In 1991, DuPont began receiving claims by growers that use of "Benlate" 50 DF fungicide had caused crop damage. Based on the belief that "Benlate" 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that "Benlate" 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dis-missal or settlement. Approximately 144 cases are pending. Most of these

                                                                    Form 10-Q



lawsuits were filed by growers who allege plant damage from using "Benlate"
50 DF although some include claims for alleged damage to shrimping operations and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct. In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about "Benlate" 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding. Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of "Benlate" 50 DF claims. Approximately 42 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida and Hawaii. In April 2000, a jury in Texas state court awarded compensatory damages and fees of approximately $9 million, prejudgment interest, and punitive or exemplary damages of approximately $60 million to three pecan growers who claimed that "Benlate" 50 DF had damaged their pecan trees. The trial court has recently granted DuPont a new trial in the case eradicating the verdict and judgment.

         On June 21, 2000, a jury in Texas state court awarded compensatory damages of $10.3 million, prejudgment interest, and punitive damages of $90 million to two growers who claimed "Benlate" 50 WP failed to protect their melons and cantaloupe crops. Due to limitations on punitive damages in Texas, the total award will be reduced to approximately $35 million. DuPont plans to appeal.

         DuPont continues to believe that "Benlate" 50 DF did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from "Benlate" 50 DF lawsuits and the "Benlate" 50 WP lawsuit discussed above may be significant to the company's results of operations, particularly in the Crop Protection business in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

         The company's consolidated balance sheet reflects reserves for estimated costs associated with this matter. Adverse changes in estimates for such costs could result in additional future charges.

         On October 7, 1994, the Environmental Protection Agency (EPA) filed an administrative complaint against DuPont and proposed a $1.9 million civil penalty for distributing triazine herbicides with product labels that the EPA alleged were not in compliance with the Agency's Worker Protection Standards. Although these labels had been submitted to the EPA for approval in July 1993 and approved by the Agency in November 1993, the EPA notified DuPont in March

                                                                    Form 10-Q



of 1994 it had found errors in the labels. DuPont cooperated with the EPA and in April 1994 issued the EPA approved supplemental labeling to correct the alleged errors. In response to the October 7, 1994, administrative complaint, DuPont has maintained that its products and labeling comply with EPA regula-tions, including the Worker Protection Standards. On April 30, 1998, an EPA administrative law judge issued an initial determination affirming the proposed penalties. This determination was reversed by the EPA Board of Environmental Appeals on September 8, 1999, and the matter remanded for a new hearing. In September 2000, the EPA and DuPont entered into a consent decree to settle the complaint, pursuant to which DuPont agreed to pay a civil penalty of $190,000, without admitting or denying the factual allegations or the EPA findings of fact as set forth in its 1994 administrative complaint.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The exhibit index filed with this Form 10-Q is on pages
             35 and 36.

         (b) Reports on Form 8-K

               1. On July 26, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363). Under Item 7, "Financial Statements and Exhibits," the Registrant's Earnings Press Release, dated July 26, 2000, was filed.

               2. On July 26, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363).  Under Item 5, "Other
                   Events," the Registrant filed a press release, dated
                   July 26, 2000, entitled "DuPont Expands Share Buyback
                   Program."

               3. On September 7, 2000, a Current Report on Form 8-K was filed in connection with Debt and/or Equity securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327,
                   No. 33-61339, No. 33-60069, and No. 333-86363).  Under
                   Item 5, "Other Events," the Registrant filed a press release, dated September 7, 2000, entitled "DuPont Revises 2000 Earnings Per Share Growth to 10-14 Percent: Cites Energy Costs and Currency."

                                                                    Form 10-Q



               4. On October 25, 2000, a Current Report on Form 8-K was filed in connection with Debt Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339,
                   No. 33-60069, and No. 333-86363).  Under Item 5, "Other
                   Events," the Registrant's Earnings Press Release, dated October 25, 2000, was filed.

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





                                E. I. DU PONT DE NEMOURS AND COMPANY
                                            (Registrant)


                              Date:          November 7, 2000
                              -----------------------------------------




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

                                                                                                                       Form 10-Q
                                                                                                                      Exhibit 12



                                              E. I. DU PONT DE NEMOURS AND COMPANY

                                        COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                      (Dollars in millions)


                                                                                         Years Ended December 31
                                                    Nine Months Ended    -------------------------------------------------------
                                                    September 30, 2000     1999        1998        1997        1996       1995
                                                    ------------------   ---------   ---------   ---------   ---------   -------
Income from Continuing Operations Before
  Extraordinary Item ............................         $2,053         $  219      $1,648      $1,432      $2,931      $2,858
Provision for Income Taxes ......................          1,133          1,410         941       1,354       1,416       1,432
Minority Interests in Earnings of Consolidated
  Subsidiaries ..................................             48             61          24          43          40          29
Adjustment for Companies Accounted for
  by the Equity Method ..........................           (155)            33         (39)        936<Fa>      82         126
Capitalized Interest ............................            (53)          (107)       (120)        (80)        (70)        (76)
Amortization of Capitalized Interest ............             49             88<Fb>      65<Fb>      82<Fb>     127<Fb>      81
                                                          ------         ------      ------      ------      ------      ------
                                                           3,075          1,704       2,519       3,767       4,526       4,450
                                                          ------         ------      ------      ------      ------      ------
Fixed Charges:
  Interest and Debt Expense - Continuing
    Operations ..................................            616            535         520         389         409         449
  Interest and Debt Expense - Discontinued
    Operations<Fc> ..............................            -              180         304         252         304         308
  Capitalized Interest - Continuing Operations ..             53            107         120          80          70          76
  Capitalized Interest - Discontinued
    Operations<Fc> ..............................            -                3          78          90          73          95
  Rental Expense Representative of Interest
    Factor ......................................             51             66          71          83          80          80
                                                          ------         ------      ------      ------      ------      ------
                                                             720            891       1,093         894         936       1,008
                                                          ------         ------      ------      ------      ------      ------
Total Adjusted Earnings Available for Payment
  of Fixed Charges ..............................         $3,795         $2,595      $3,612      $4,661      $5,462      $5,458
                                                          ======         ======      ======      ======      ======      ======
Number of Times Fixed Charges are Earned ........            5.3            2.9         3.3         5.2         5.8         5.4
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

