Form 10-K
period 2000-12-31
DUPONT E I DE NEMOURS & CO
filed 2001-03-21
CIK 30554

                                     2000

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

For the year ended December 31, 2000               Commission file number 1-815

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

       Registrant's telephone number, including area code: 302 774-1000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of March 7, 2001, was approximately $49.2 billion. As of such date, 1,042,698,606 shares (excludes 87,041,427 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                   Incorporated
                                                                   By Reference
                                                                    In Part No.
                                                                   -------------
   The company's 2000 Annual Report to Stockholders..............  I, II, and IV
   The company's Proxy Statement, dated March 21, 2001, in
    connection with the Annual Meeting of Stockholders to be held
    on April 25, 2001............................................       III

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

                               ----------------

                               TABLE OF CONTENTS

                                                                        Page(s)
                                                                        -------
 Part I
    Item 1.  Business................................................      3-9
    Item 2.  Properties..............................................     9-10
    Item 3.  Legal Proceedings.......................................    10-11
    Item 4.  Submission of Matters to a Vote of Security Holders.....       12
             Executive Officers of the Registrant....................       12
 Part II
    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................       12
    Item 6.  Selected Financial Data.................................       12
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of  Operations....................    13-14
    Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk....................................................       14
    Item 8.  Financial Statements and Supplementary Data.............       15
    Item 9.  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.....................       15
 Part III
    Item 10. Directors and Executive Officers of the Registrant......       15
    Item 11. Executive Compensation..................................       15
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management..............................................       15
    Item 13. Certain Relationships and Related Transactions..........       15
 Part IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K................................................    16-17
    Signatures........................................................      18

                      Note on Incorporation by Reference

  Throughout this report, various information and data are incorporated by reference to portions of the company's 2000 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

Item 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines including high-performance materials, specialty chemicals, pharmaceuticals and biotechnology. The company operates globally through some 20 strategic business units. Within the strategic business units, approximately 90 businesses manufacture and sell a wide range of products to many different markets, including the transportation, textile, construction, automotive, agricultural and hybrid seeds, nutrition and health, pharmaceuticals, packaging and electronics markets.

  The company's strategic business units are aggregated into nine reportable segments--Agriculture & Nutrition, Nylon Enterprise, Performance Coatings & Polymers, Pharmaceuticals, Pigments & Chemicals, Pioneer, Polyester Enterprise, Specialty Fibers, and Specialty Polymers. The following pages, including those pages of Exhibit 13 specifically incorporated herein, provide perspective on these nine segments. The company's nonaligned businesses and embryonic businesses are grouped under "Other." These businesses represent less than 2 percent of total 2000 segment sales and are discussed on page 27 of Exhibit 13. Financial data for the segments are provided in Note 30, "Industry Segment Information," in Exhibit 13.

  The company and its subsidiaries have operations in about 70 countries worldwide and, as a result, about 49 percent of consolidated sales are made to customers outside the United States. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company. Total worldwide employment at year-end 2000 was about 93,000 people.

Discontinued Operations

  On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company's 100 percent-owned petroleum business, Conoco Inc. On October 21, 1998, the company's interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A common stock. On August 6, 1999, the company completed the planned divestiture through a tax-free split off whereby the company exchanged its 436,543,573 shares of Conoco Class B common stock for 147,980,872 shares of DuPont common stock. The company's consolidated financial statements and notes report its former petroleum business as discontinued operations.

  The following information describing the business of the company can be found on the indicated pages of Exhibit 13:

                                 Item                                  Page(s)
                                 ----                                  -------
Discussion of Business Developments in 2000:
  Chairman's Letter................................................... 2,4,5*
Segment Reviews:
  Business Discussions, Principal Products and Principal Markets:
    Agriculture & Nutrition...........................................  14-16**
    Nylon Enterprise..................................................     16**
    Performance Coatings & Polymers...................................  17-18**
    Pharmaceuticals...................................................  18-19**
    Pigments & Chemicals..............................................  19-20**
    Pioneer...........................................................  20-21**
    Polyester Enterprise..............................................  22-23**
    Specialty Fibers..................................................  23-25**
    Specialty Polymers................................................  25-27**
  Total Segment Sales, Intersegment Transfers, After-Tax Operating
   Income, and Segment Net Assets for 2000, 1999, and 1998............  68-71
Geographic Information:
  Net Sales and Net Property 2000, 1999, and 1998.....................     68

--------
 * Excludes the captions, margin notes, and photographs on pages 2,4,5. ** Excludes the photograph for each segment.

Sources of Supply

  The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

  With the exception of the Pharmaceuticals and Pioneer segments, a substantial portion of sales in the segments' businesses is dependent on hydrocarbon feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major petroleum companies. DuPont's joint venture with Equistar Chemicals, LP manufactures and supplies a significant portion of the company's requirements for ethylene glycol.

  The major purchased commodities, raw materials, and supplies for reportable segments in 2000 are listed below:

                                 Performance
 Agriculture &                    Coatings &               Pigments &                 Specialty
   Nutrition                       Polymers                Chemicals                    Fibers
----------------               ----------------         ----------------           ----------------
acetaldoxime                   adipic acid              ammonia                    acetylene
cyanamide                      butadiene                chlorine                   isophthaloyl chloride
dichlorophenol isocyanate      chlorine                 chloroform                 metaphenylenediamine
methyl mercaptan               cyclohexane              coke                       MDI
packaging materials            ethylene                 fluorspar                  paraphenylenediamine
soybean flake                  fiberglass               hydrofluoric acid          polyethylene
                               hydrocarbon solvents     isophthalic acid           terephthaloyl chloride
     Nylon                     isocyanate resins        methanol
   Enterprise                  melamine resins          perchloroethylene             Specialty
----------------               methanol                 sodium hydroxide               Polymers
adipic acid                    packaging materials      sulfur                     ----------------
ammonia                        pigments                 titanium ore               acetic acid
butadiene                      polyethylene                                        alumina trihyclrate
cyclohexane                    ultra violet light          Polyester               ethane
natural gas                     stabilizer                 Enterprise              methacrylic acid
                                                        ----------------           polyethylene
                               Pharmaceuticals          acetic acid
                               ----------------         dimethyl terephthalate
                               efavirenz                ethylene glycol
                               losartan potassium       packaging materials
                               molybdenum-99            paraxylene
                               naltrexone               purified terephthalic
                                hydrochloride            acid
                               warfarin sodium
                               copper-midi

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

  In addition, during 2000, the company consumed substantial amounts of electricity and natural gas for energy.

  In June 1997, DuPont formed alliances with Computer Sciences Corporation
(CSC) and Accenture LLP (formerly Andersen Consulting). CSC operates a majority of DuPont's global information systems and technology infrastructures and provides selected applications and software services. Accenture provides information systems solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service.

Patents and Trademarks

  The company believes that its patent and trademark estate provides it with a significant competitive advantage and has established an international network of attorneys and agents to procure and protect it.

  The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns almost 21,000 worldwide patents and about 16,000 worldwide patent applications. In 2000, the company was granted almost 500 U.S. patents and about 1,600 international patents. No individual patent is of material importance to any of the company's segments. However, the company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each segment.

  Patent protection is important to the ability of DuPont Pharmaceuticals Company ("DuPont Pharmaceuticals") to successfully commercialize its products. DuPont Pharmaceuticals owns or is licensed under a number of patents and pending patent applications in the United States and other countries, relating to its marketed products and its development pipeline. The patent protection for Coumadin(R) (warfarin sodium) has expired. DuPont Pharmaceuticals is exclusively licensed in the United States, Canada and certain European countries under Merck & Co.'s patents covering Sustiva(TM) (efavirenz). The U.S. patents covering the Sustiva(TM) compound and use of Sustiva(TM) for the treatment of HIV infection expire in 2013 and 2014, respectively. U.S. patents covering Cardiolite(R) (kit for the preparation of technetium Tc99m sestamibi for injection) expire in 2007 and 2008. DuPont has exclusively licensed marketing rights for Cozaar(R) (losartan potassium) and Hyzaar(R) (losartan potassium, hydrochlorothiazide) to Merck & Co. Inc. under the patents covering these products. The U.S. patents covering Cozaar(R) and Hyzaar(R) compounds, pharmaceutical formulation, and use for treatment for hypertension expire in 2009.

  The environment in which Pioneer and the rest of the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology, are important to Pioneer and its competitors. No single patent owned by Pioneer is vitally important to its business. However, Pioneer's ability to compete in the future may be affected by competitors' intellectual rights, especially those relating to genetically engineered crops, particularly if those rights withstand legal challenges, and competitors do not offer licenses on commercially reasonable terms. See the Pioneer Segment Review on pages 13-14 of this Report, including the information incorporated by reference on pages 20-21 of Exhibit 13.

  The company has almost 2,400 individual trademarks for its products and services and has almost 27,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has a number of trademarks that have significant recognition at the consumer level, and many are the most recognized brands in their categories. Examples include the DuPont Oval, Lycra(R) elastane, Corian(R) surfaces, Stainmaster(R) carpets, Teflon(R) fluoropolymers, films, fabric protector, fibers, and dispersions, and Pioneer(R) brand seeds. The company's rights under its trademarks are important to the company as a whole and, to varying degrees, important to each industry segment. All of DuPont Pharmaceuticals' significant products are sold under trademarks, which are protected by registration in the United States and other countries in which its products are marketed. DuPont Pharmaceuticals considers these trademarks in the aggregate to be of material importance to the operation of its business.

Seasonality

  Sales of the company's products in the Agriculture & Nutrition, Performance Coatings & Polymers, and Pioneer segments are affected by seasonality. The Agriculture & Nutrition and Pioneer segments are strongest in the first half of the year. Substantially all Pioneer's seed sales and earnings are made during the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year. Due to the seasonal nature of the seed business, Pioneer segment's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture & Nutrition and Pioneer segments are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

  Performance Coatings & Polymers sales reflect the seasonal pattern related to motor vehicle builds and the seasonally strong second quarter for the refinish business.

  In general, businesses in the remaining segments are not materially affected by seasonal factors.

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

Major Customers

  The company's sales are not materially dependent on a single customer or small group of customers. The Nylon Enterprise, Polyester Enterprise, and Performance Coatings & Polymers segments; however, have several large customers in their respective industries that are important to these segments' operating results. For the Pharmaceuticals segment in 2000, ten wholesale distributors of the DuPont Pharmaceuticals Company comprised 62 percent of gross sales.

Competition

  Businesses in DuPont's nine reportable segments compete on a variety of factors such as price, product quality or specifications, customer service and breadth of product line, depending on the characteristics of the particular market involved.

  Principal competitors for all segments except Pharmaceuticals and Pioneer include major chemical companies based in the United States, Europe and Asia, principally Japan and China. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms. In addition, the company competes with petrochemical operations in oil-producing countries.

  The Pharmaceuticals segment faces competition from both ethical pharmaceutical companies which produce drugs that treat indications treated by DuPont's products and from generic companies which produce drugs that are the generic equivalents of DuPont's products.

  The Pioneer and Agriculture & Nutrition segments participate in the crop protection, feed and food ingredient markets. Pioneer sells hybrid seeds, principally for the production of corn and soybeans globally and directly competes with other hybrid seed suppliers. The Agriculture & Nutrition businesses provide crop protection chemicals, soy-based food ingredients and food safety equipment and services. As such, these businesses compete primarily with other major chemical companies and grain and food processors.

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

  The Pioneer segment carries out research and product development to develop hybrids of corn, sorghum and sunflower, and varieties of soybean, alfalfa, wheat, and canola for worldwide markets. Pioneer operates more than 100 primary research locations involved in developing and testing new products. Hybrids and varieties are developed at these primary research locations and tested at thousands of other locations.

  Relative to historical levels, the company is placing increasing emphasis on bioscience-related research and development through the Agriculture & Nutrition and Pioneer segments. The Pharmaceuticals segment is increasing investment in research, development and marketing to support a promising R&D pipeline.

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

  Annual research and development expense and such expense shown "As Percent of Sales" for the five years 1996 through 2000 are included under the heading "General" of the Five-Year Financial Review on page 73 of Exhibit 13.

Environmental Matters

  Information relating to environmental matters is included in two areas of
Exhibit 13: (1) "Management's Discussion and Analysis" on pages 38-40, and (2) Notes 1 and 28 to the financial statements on pages 46-48 and 66-67, respectively.

Cautionary Statements Under The Private Securities Litigation Reform Act of
1995

 Forward-Looking Statements

  This presentation contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

  Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report and in Management's Discussion and Analysis in the company's latest

Annual Report, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

  . The company operates in approximately 70 countries worldwide and derives about half of its revenues from sales outside the United States. Changes in the laws or policies of other governmental and quasi-governmental activities in the countries in which the company operates could affect its business in the country and the company's results of operations. In addition, economic factors (including inflation and fluctuations in interest rates and foreign currency exchange rates) and competitive factors (such as greater price competition or a decline in U.S. or European industry sales from slowing economic growth) in those countries could affect the company's revenues, expenses and results.

  . The company's ability to grow earnings will be affected by increases in the cost of raw materials, particularly petroleum-based feedstocks, natural gas and paraxylene. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.

  . The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete research and development projects; obtain relevant regulatory approvals, which may include approval from the U.S. Food and Drug Administration; obtain adequate intellectual property protection; or gain market acceptance of the new products.

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

  . The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

  . The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multiparty sites, and the number and financial viability of other PRPs.

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

  Further information regarding properties is included in Exhibit 13 in the Segment Reviews on pages 14-27. Information regarding research and development facilities is incorporated by reference to Item 1, Business--Research and Development on pages 7-8 of this Report. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 14 and 28 to the company's consolidated financial statements on pages 56 and 66-67, respectively, in Exhibit 13.

  Approximately 72 percent of the property, plant and equipment related to operations in the company's nine reportable segments is located in the United States and Puerto Rico. This investment is located at some 75 sites, principally in Texas, Delaware, Virginia, North Carolina, Tennessee, West Virginia, and South Carolina. The principal locations within these states are as follows:

     Texas               Delaware                  Virginia                North Carolina
----------------        -----------             --------------             --------------
Beaumont                Edge Moor                Front Royal                Fayetteville
Corpus Christi          Newark                   James River                Kinston
LaPorte                 Seaford                  Richmond                   Raleigh
Orange                                           Waynesboro                 Wilmington
Victoria

                           West
   Tennessee             Virginia               South Carolina
----------------        -----------             --------------
Chattanooga             Belle                    Camden
Memphis                 Martinsburg              Charleston
New Johnsonville        Parkersburg
Old Hickory

  Property, plant and equipment outside the United States and Puerto Rico is located at about 90 sites, principally in the United Kingdom, Canada, Germany, The Netherlands, Taiwan, Spain, Singapore, Luxembourg, France, Mexico, Brazil, Belgium, China, Argentina, Japan and the Republic of Korea.

  The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 81 percent in 2000, 83 percent in 1999, and 82 percent in 1998. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this Report, the company knows of no material defects in title to any of these properties.

Item 3. LEGAL PROCEEDINGS

  In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. Based on the belief that Benlate(R) 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that Benlate(R) 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 120 of the cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using Benlate(R) 50 DF although some include claims for alleged damage to shrimping operations and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct. In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995.

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

  On June 21, 2000, a jury in Texas state court awarded compensatory damages of $10.3 million, prejudgment interest, and punitive damages of $90 million to two growers who claimed Benlate(R) 50 WP failed to protect their melons and cantaloupe crops. Due to limitations on punitive damages in Texas, the total award will be reduced to approximately $35 million. DuPont has appealed.

  DuPont continues to believe that Benlate(R) 50 DF did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from Benlate(R) 50 DF lawsuits and the Benlate(R) 50 WP lawsuit discussed above may be significant to DuPont Crop Protection's results of operations in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

  The company's balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges.

Environmental Proceedings

  On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under Section 112(r) of the Clean Air Act (CAA), Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2.7 million. DuPont and the DOJ have reached a settlement in principle to resolve this matter. DuPont has agreed to pay $650,000 for an emergency planning computer system to be in place and operating in September 2001 for 10 counties in Kentucky, and to pay a penalty of $850,000. A Consent Decree formalizing the settlement was filed with the Court on August 1, 2000, and entered on September 19, 2000.

  On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoroproducts facility. This release lasted about 40 minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. The DOJ proposed a settlement of $1.7 million. Subsequently, by letter dated July 13, 1999, the DOJ provided "formal notice" to DuPont that it intended to bring a "federal court action" against DuPont under the CAA Section 112(r)--General Duty Clause. DuPont will contest the proposed $1.7 million fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident. DuPont presented a settlement offer to the DOJ and the Environmental Protection Agency (EPA) in December 2000. The DOJ and the EPA are considering DuPont's offer.

  The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal system under CERCLA and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of 17 potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicated that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor system. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list, as of March 7, 2001, of the company's executive officers.

                                                                      Executive
                                                                       Officer
                                                                  Age   Since
                                                                  --- ---------
Chairman of the Board of Directors and Chief Executive Officer
  Charles O. Holliday, Jr.(1)....................................  52   1992
Other Executive Officers:
  Thomas M. Connelly, Senior Vice President and Chief Science &
   Technology Officer............................................  48   2000
  Richard R. Goodmanson, Executive Vice President and Chief
   Operating Officer.............................................  53   1999
  Stacey J. Mobley, Senior Vice President, Chief Administrative
   Officer and General Counsel...................................  55   1992
  Gary M. Pfeiffer, Senior Vice President and Chief Financial
   Officer.......................................................  51   1997

--------
(1)  Member of the Board of Directors.

  The company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed. With the exception of Mr. Goodmanson, each officer named above has been an officer or an executive of DuPont, its subsidiaries, or an affiliate during the past five years. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992-1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

                                    PART II

  Information with respect to the following Items can be found on the indicated pages of Exhibit 13 if not otherwise included herein.

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 132,472 at December 31, 2000, and 131,344 at March 7, 2001.

                                                                           Page
                                                                           ----
Quarterly Financial Data:
  Dividends Per Share of Common Stock.....................................  72
  Market Price of Common Stock (High/Low).................................  72

Item 6. SELECTED FINANCIAL DATA

Five-Year Financial Review:
  Summary of Operations...................................................  73
  Financial Position at Year End..........................................  73
  General.................................................................  73


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                       Page(s)
                                                                       -------
Chairman's Letter..................................................... 2,4,5*
Management's Discussion and Analysis:
  Analysis of Continuing Operations...................................  12-14
  Discontinued Operations.............................................     14
  Segment Reviews.....................................................  14-27**

  Further to the Pioneer Segment discussion in Exhibit 13 on pages 20-
   21:

    YieldGard(R) MON 810 Bt Insect Resistant Corn
    In July 1993, the Monsanto Company and Pioneer entered into an agreement relating to the development and marketing of MON 810 Bt corn, a product resistant to the European Corn Borer. Under the terms of the agreement, Monsanto granted Pioneer the right to sell and produce MON 810 Bt corn under Monsanto's registered trademark
    YieldGard(R).

    Subsequently, in a lawsuit in the U.S. District Court for the Eastern District of Missouri (St. Louis), Monsanto sought to terminate the agreement. On August 24, 2000, a jury found that Pioneer had materially breached the agreement. The court entered judgment on January 2, 2001, terminating the agreement. The court, however, ruled that Monsanto was not entitled to any past damages for the alleged breach. The company is appealing the judgment.

    In 1996, DEKALB Genetics Corporation filed a number of patent infringement lawsuits in the U.S. District Court for the Northern
    District of Illinois (Rockford) alleging that YieldGard(R) corn sold by Pioneer infringed its patents. At the time the first lawsuit was filed, Monsanto had a substantial equity interest in DEKALB and subsequently acquired all of DEKALB. Pioneer believes that it does not infringe any of the DEKALB patents and that these patents are invalid and unenforceable. Also, Pioneer believes that it has an implied license under the DEKALB patents by virtue of Monsanto's acquisition and control of DEKALB and the 1993 agreement between Monsanto and Pioneer granting Pioneer the right to produce and sell YieldGard(R) corn. In February 2001, the first case ended in a mistrial because the jury could not arrive at a unanimous verdict. No further trials are expected in 2001.

    On June 1, 2000, prior to the trial of the lawsuit in St. Louis, Monsanto and Pioneer entered into an agreement that permitted
    Pioneer to produce and sell YieldGard(R) corn irrespective of the outcome of the St. Louis and Rockford lawsuits. On October 1,
    1999, the company acquired the approximately 80 percent of Pioneer not previously owned for $7,684 million. An intangible asset has been recorded to recognize the value of the 1993 license agreement. Should the ultimate outcome of these lawsuits be adverse to the company, the value of this intangible asset may become impaired, resulting in a one-time noncash charge to earnings.

    In May 2000, Aventis CropScience filed a patent infringement lawsuit against Pioneer in the U.S. District Court for the Middle
    District of North Carolina alleging that YieldGard(R) corn sold by Pioneer and a new Bt corn product being developed by Pioneer infringed its patents. In December 2000, Monsanto filed its own action against Aventis in the U.S. District Court for the Eastern
    District of Missouri seeking a declaration that the Aventis patents are invalid, unenforceable and not infringed. Pioneer has moved to stay the North Carolina action brought by Aventis pending the outcome of the Monsanto St. Louis lawsuit against Aventis.

  --------
   * Excludes the captions, margin notes, and photographs on pages 2,4,5. ** Excludes the photograph for each segment.

                                                                        Page(s)
                                                                        -------
    Glyphosate Tolerant Soybeans
    In December 1999, Monsanto filed suit in the U.S. District court for the Eastern District of Missouri to terminate a 1992 license agreement granting Pioneer the right to produce and market Roundup
    Ready(R) glyphosate tolerant soybeans. Monsanto alleges that
    Pioneer breached the agreement by virtue of its merger with the company. If the court finds that the merger breached the agreement and, therefore, the agreement is terminated, Monsanto has alleged that Pioneer infringed its patents and misappropriated its trade secrets. The lawsuit is in its early stages relating to whether
    DuPont's acquisition of Pioneer constitutes a breach of the agreement justifying termination. Pioneer believes that its merger with the company ultimately will be found not to be a breach of the agreement. On October 1, 1999, the company acquired the
    approximately 80 percent of Pioneer not previously owned for $7,684 million. An intangible asset has been recorded to recognize the value of the 1992 license agreement. Should the ultimate outcome of this lawsuit be adverse to the company, the value of this
    intangible asset may become impaired, resulting in a one-time noncash charge to earnings.

    Management does not anticipate that the ultimate outcome of the lawsuits discussed under the subheadings "YieldGard(R) MON 810 Bt
    Insect Resistant Corn" and "Glyphosate Tolerant Soybeans" will have a material adverse effect on the company's consolidated financial position or liquidity, although it could be significant to the results of operations of the Pioneer segment in the period recognized.
Financial Condition....................................................  27-29
Purchased In-Process Research and Development..........................  29-35
Financial Instruments..................................................  35-38
Environmental Matters..................................................  38-40
Forward-Looking Statements.............................................     40

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management's Discussion and Analysis:
  Financial Instruments
    Derivatives and Other Hedging Instruments............................. 35-36
    Foreign Currency Risk.................................................    36
    Interest Rate Risk.................................................... 36-37
    Commodity Price Risk..................................................    37
    Accounting For Derivatives............................................ 37-38

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page(s)
                                                                        -------
Financial Statements:
  Report of Independent Accountants...................................      41
  Consolidated Income Statement for 2000, 1999 and 1998...............      42
  Consolidated Balance Sheet as of December 31, 2000 and December 31,
   1999...............................................................      43
  Consolidated Statement of Stockholders' Equity for 2000, 1999 and
   1998...............................................................      44
  Consolidated Statement of Cash Flows for 2000, 1999 and 1998........      45
  Notes to Financial Statements.......................................   46-71
Quarterly Financial Data and related notes for the following items for the two years 2000 and 1999*:
  Sales...............................................................      72
  Cost of Goods Sold and Other Expenses...............................      72
  Net Income (Loss)...................................................      72
  Basic Earnings Per Share of Common Stock............................      72
  Diluted Earnings Per Share of Common Stock..........................      72
  Dividends Per Share of Common Stock.................................      72
  Market Price of Common Stock........................................      72

--------
*  Reflects continuing and discontinued operations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Information with respect to the following Items is incorporated by reference to the pages indicated in the company's 2000 Annual Meeting Proxy Statement dated March 21, 2001, filed in connection with the Annual Meeting of Stockholders to be held April 25, 2001. However, information regarding executive officers is contained in Part I of this Report (page 12) pursuant to General Instruction G of this form.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                         Page(s)
                                                                         -------
Election of Directors...................................................   8-11
Compliance With the Securities Exchange Act.............................     13

Item 11. EXECUTIVE COMPENSATION

Compensation of Directors...............................................    6-7
Compensation and Stock Option Information...............................  17-19
Retirement Benefits.....................................................     21

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Securities......................................  11-13

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors...................................................   8-11

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

    Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2000.

    Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

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

--------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

 Exhibit
 Number                                Description
 -------                               -----------
 10.8*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995 (incorporated by reference to Exhibit
         10.8 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1999).
 10.9*   Company's 1997 Corporate Sharing Plan, adopted by the Board of
         Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1996).
 10.10*  Company's Retirement Income Plan for Directors, as last amended August
         1995 (incorporated by reference to Exhibit 10.12 of the company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.11*  Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson (incorporated by reference to
         Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.12   Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company
         (incorporated by reference to Exhibit 10.13 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1998).
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 13      The Letter to Shareholders; Management's Discussion and Analysis; and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 2000, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

  (b) Reports on Form 8-K

  Reports on Form 8-K:

    (1) On October 25, 2000, a Current report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
  333-86363). Under Item 5, "Other Events," the Registrant filed a news release entitled "DuPont Reports Third Quarter 2000 Earnings."

    (2) On December 14, 2000, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No.
  333-86363). Under Item 5, "Other Events," the Registrant filed a news release entitled "DuPont Names De Schutter to Head Pharmaceuticals Unit; Announces Intent To Separate Pharmaceuticals Business."

    (3) On January 24, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No.
  333-86363). Under Item 5, "Other Events," the Registrant filed a news release entitled "DuPont Reports Fourth Quarter And Full-Year 2000 Earnings."

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 21st day of March 2001.

                                          E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)

                                                       G. M. Pfeiffer
                                          By: _________________________________
                                                       G. M. Pfeiffer
                                               Senior Vice President--DuPont
                                              Finance (Principal Financial and
                                                    Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 21st day of March 2001 by the following persons on behalf of the registrant in the capacities indicated:

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
           L. D. Juliber                            S. I. Weill

                     E. I. DU PONT DE NEMOURS AND COMPANY
                               INDEX OF EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Company's Restated Certificate of Incorporation, filed May 29, 1997
         (incorporated by reference to the company's filing on Form 8-K on June
         13, 1997.)
  3.2    Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1998).
  4      The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
 10.1*   Company's Corporate Sharing Plan, as last amended August 28, 1991
         (incorporated by reference to Exhibit 10.1 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1996).
 10.2*   The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March
         31, 1998).
 10.3*   Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December
         31, 1996).
 10.4*   Company's Pension Restoration Plan, as last amended effective June 4,
         1996 (incorporated by reference to Exhibit 10.4 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1996).
 10.5*   Company's Stock Performance Plan, as last amended effective January
         28, 1998 (incorporated by reference to Exhibit 10.1 of the company's
         Quarterly Report on Form 10-Q for the period ended March 31, 1998).
 10.6*   Company's Variable Compensation Plan, as last amended effective April
         30, 1997 (incorporated by reference to Exhibit 10.7 of the company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         1997).
 10.7*   Company's Salary Deferral & Savings Restoration Plan effective April
         26, 1994 (incorporated by reference to Exhibit 10.7 of the company's
         Annual Report on Form 10-K for the year ended December 31, 1999).
 10.8*   Company's 1995 Corporate Sharing Plan, adopted by the Board of
         Directors on January 25, 1995 (incorporated by reference to Exhibit
         10.8 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1999).
 10.9*   Company's 1997 Corporate Sharing Plan, adopted by the Board of
         Directors on January 29, 1997 (incorporated by reference to Exhibit
         10.11 of the company's Annual Report on Form 10-K for the year ended
         December 31, 1996).
 10.10*  Company's Retirement Income Plan for Directors, as last amended August
         1995 (incorporated by reference to Exhibit 10.12 of the company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
 10.11*  Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson (incorporated by reference to
         Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).
 10.12   Company's Tax Sharing Agreement dated October 27, 1998, by and among the company and Conoco Inc., formerly known as Conoco Energy Company
         (incorporated by reference to Exhibit 10.13 of the company's Annual
         Report on Form 10-K for the year ended December 31, 1998).
 11      Statement re calculation of earnings per share.
 12      Statement re computation of the ratio of earnings to fixed charges.
 13      The Letter to Shareholders; Management's Discussion and Analysis; and
         Financial Information Section of the Annual Report to Shareholders for
         the year ended December 31, 2000, which are furnished to the
         Commission for information only, and not filed except as expressly incorporated by reference in this Report.
 21      Subsidiaries of the Registrant.
 23      Consent of Independent Accountants.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.