Form 10-Q
period 2001-03-31
DUPONT E I DE NEMOURS & CO
filed 2001-05-10
CIK 30554

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

                                    Yes  X       No ___
                                        ---

1,042,806,896 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 30, 2001.

--------------------------------------------------------------------------------

                                                                       Form 10-Q

                      E. I. DU PONT DE NEMOURS AND COMPANY

                                Table of Contents

                                                                                      Page(s)
                                                                                      -------
Part I   Financial Information
  Item 1.  Financial Statements

    Consolidated Income Statement                                                           3
    Consolidated Statement of Cash Flows                                                    4
    Consolidated Balance Sheet                                                              5
    Notes to Financial Statements                                                        6-13
  Item 2.Management's Discussion and Analysis of
         Financial Condition and Results of Operations

    Forward-Looking Statements                                                          14-15
    Results of Operations:
      Financial Results                                                                 15-16
      Segment Performance                                                               16-17
      Outlook                                                                              18
    Financial Condition                                                                 18-19
    Other Items:
      Targeted Reductions To Improve Competitiveness                                       19
      Exit From Benlate(R) Business                                                        20
      Pioneer Roundup Ready(R) Soybean Activities                                          20
      Purchased In-Process Research and Development                                        20
Part II   Other Information

  Item 1.  Legal Proceedings                                                            21-22
  Item 4.  Submission of Matters to a Vote of Security Holders                          22-23
  Item 6.  Exhibits and Reports on Form 8-K                                             23-24
Signature                                                                                  25
Exhibit Index                                                                           26-27
Exhibit 10.7 - Company's Salary Deferral And
    Savings Restoration Plan                                                               28
Exhibit 12 - Computation of Ratio of Earnings to
    Fixed Charges                                                                          29

                                                                       Form 10-Q


                          Part I. Financial Statements

Item 1.   FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

                                                                                                             Three Months Ended
CONSOLIDATED INCOME STATEMENT(a)                                                                                  March 31
                                                                                                          -------------------------
(Dollars in millions, except per share)                                                                    2001              2000
                                                                                                          -------           -------
SALES(b)                                                                                                  $ 6,859           $ 7,593
Other Income(c)                                                                                               170               348
                                                                                                          -------           -------

     Total                                                                                                  7,029             7,941
                                                                                                          -------           -------

Cost of Goods Sold and Other Operating Charges(d)                                                           4,486             4,856
Selling, General and Administrative Expenses                                                                  757               757
Depreciation                                                                                                  327               351
Amortization of Goodwill and Other Intangible Assets                                                          112               107
Research and Development Expense                                                                              410               421
Interest and Debt Expense                                                                                     178               201
Purchased In-Process Research and Development(e)                                                               --               (11)
                                                                                                          -------           -------

     Total                                                                                                  6,270             6,682
                                                                                                          -------           -------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                                             759             1,259
Provision for Income Taxes                                                                                    272               439
Minority Interests in Earnings of Consolidated Subsidiaries                                                     3                17
                                                                                                          -------           -------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
    ACCOUNTING PRINCIPLE(b)                                                                                   484               803
Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes(f)                                  11                --
                                                                                                          -------           -------

NET INCOME                                                                                                $   495           $   803
                                                                                                          =======           =======

-----------------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE OF COMMON STOCK(g)
     Income before Cumulative Effect of a Change in Accounting Principle                                  $   .46           $   .76
     Cumulative Effect of a Change in Accounting Principle                                                    .01                --
                                                                                                          -------           -------

     Net Income                                                                                           $   .47           $   .76
                                                                                                          =======           =======

DILUTED EARNINGS PER SHARE OF COMMON STOCK(g)
     Income before Cumulative Effect of a Change in Accounting Principle                                  $   .46           $   .76
     Cumulative Effect of a Change in Accounting Principle                                                    .01                --
                                                                                                          -------           -------

     Net Income                                                                                           $   .47           $   .76
                                                                                                          =======           =======

DIVIDENDS PER SHARE OF COMMON STOCK                                                                       $   .35           $   .35
                                                                                                          =======           =======

-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                       Form 10-Q

                                                                                          Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)                                                        March 31
----------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                    2001               2000
----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                                                          $   495            $   803
  Adjustments to Reconcile Net Income to Cash:
    Cumulative Effect of a Change in Accounting Principle, Net of Tax(f)                  (11)                --
    Depreciation                                                                          327                351
    Amortization of Goodwill and Other Intangible Assets                                  112                107
    Purchased In-Process Research and Development(e)                                       --                (11)
    Other Noncash Charges and Credits - Net                                               138                199
    Change in Operating Assets and Liabilities - Net                                   (1,583)            (1,114)
                                                                                      -------            -------

      Cash Provided by (Used for) Operations                                             (522)               335
                                                                                      -------            -------

INVESTMENT ACTIVITIES:
  Purchases of Property, Plant and Equipment                                             (316)              (434)
  Investment in Affiliates                                                                 (7)                (9)
  Payments for Businesses Acquired (Net of Cash Acquired)                                 (22)               (23)
  Proceeds from Sales of Assets                                                             6                191
  Net Decrease (Increase) in Short-Term Financial Instruments                              61               (118)
  Miscellaneous - Net                                                                       8                (28)
                                                                                      -------            -------

        Cash Used for Investment Activities                                              (270)              (421)
                                                                                      -------            -------

FINANCING ACTIVITIES
  Dividends Paid to Stockholders                                                         (368)              (369)
  Net Increase in Borrowings                                                            1,030              1,871
  Acquisition of Treasury Stock                                                           (50)                --
  Proceeds from Exercise of Stock Options                                                  79                 34
                                                                                      -------            -------

        Cash Provided by Financing Activities                                             691              1,536
                                                                                      -------            -------

Effect of Exchange Rate Changes on Cash                                                   (94)               (72)
                                                                                      -------            -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      $  (195)           $ 1,378
                                                                                      =======            =======

----------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                       Form 10-Q

CONSOLIDATED BALANCE SHEET(a)                                                     March 31         December 31
--------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share)                                               2001                2000
--------------------------------------------------------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents                                                       $  1,345            $  1,540
  Marketable Securities                                                                 15                  77
  Accounts and Notes Receivable                                                      5,360               4,552
  Inventories(h)                                                                     4,737               4,658
  Prepaid Expenses                                                                     315                 228
  Deferred Income Taxes                                                                636                 601
                                                                                  --------            --------
    Total Current Assets                                                            12,408              11,656
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
  (March 31, 2001 - $20,763; December 31, 2000 - $20,468)                           14,114              14,182
GOODWILL AND OTHER INTANGIBLE ASSETS                                                 8,277               8,365
INVESTMENT IN AFFILIATES                                                             2,198               2,206
OTHER ASSETS                                                                         3,424               3,017
                                                                                  --------            --------
      TOTAL                                                                       $ 40,421            $ 39,426
                                                                                  ========            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                                $  2,150            $  2,731
  Short-Term Borrowings and Capital Lease Obligations                                4,349               3,247
  Income Taxes                                                                         377                 250
  Other Accrued Liabilities                                                          3,050               3,027
                                                                                  --------            --------
    Total Current Liabilities                                                        9,926               9,255
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS                                   6,531               6,658
OTHER LIABILITIES                                                                    7,659               7,729
DEFERRED INCOME TAXES                                                                2,514               2,105
                                                                                  --------            --------
    Total Liabilities                                                               26,630              25,747
                                                                                  --------            --------
MINORITY INTERESTS                                                                     373                 380
                                                                                  --------            --------
STOCKHOLDERS' EQUITY(i)
  Preferred Stock                                                                      237                 237
  Common Stock, $.30 par value; 1,800,000,000 shares authorized;
    shares issued at March 31, 2001 - 1,129,783,629; December 31,
    2000 - 1,129,973,354                                                               339                 339
  Additional Paid-In Capital                                                         7,593               7,659
  Reinvested Earnings                                                               12,240              12,153
  Accumulated Other Comprehensive Income (Loss)                                       (264)               (188)
  Common Stock Held in Treasury at Cost (Shares:  March 31, 2001 -
    87,041,427; December 31, 2000 - 87,041,427)                                     (6,727)             (6,727)
  Common Stock Held in Trust for Unearned Employee Compensation
    and Benefits (Flexitrust), at Market (Shares:  March 31, 2001 - 0;
    December 31, 2000 - 3,601,199)                                                      --                (174)
                                                                                  --------            --------
    Total Stockholders' Equity                                                      13,418              13,299
                                                                                  --------            --------
    TOTAL                                                                         $ 40,421            $ 39,426
                                                                                  ========            ========

--------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                                       Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)


(a) These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered.

                                                                          Three Months Ended
(b)  CONSOLIDATED SEGMENT INFORMATION(1)                                       March 31
                                                                        ----------------------
                                                                         2001           2000
                                                                        ----------------------
     SEGMENT SALES(2)
     ----------------
     Agriculture & Nutrition                                            $   609        $   628
     Nylon Enterprise                                                       960          1,109
     Performance Coatings & Polymers                                      1,458          1,653
     Pharmaceuticals                                                        205            389
     Pigments & Chemicals                                                   951            960
     Pioneer                                                                929            921
     Polyester Enterprise                                                   545            567
     Specialty Fibers                                                       858            905
     Specialty Polymers                                                   1,039          1,091
     Other                                                                   81            123
                                                                        -------        -------

          Total Segment Sales                                             7,635          8,346

     Elimination of Intersegment Transfers                                 (146)          (159)
     Elimination of Equity Affiliate Sales                                 (628)          (595)
     Miscellaneous                                                           (2)             1
                                                                        -------        -------

          CONSOLIDATED SALES                                            $ 6,859        $ 7,593
                                                                        -------        -------

     AFTER-TAX OPERATING INCOME (LOSS)
     ---------------------------------
     Agriculture & Nutrition                                            $    48        $    62
     Nylon Enterprise                                                        12             87
     Performance Coatings & Polymers                                        132            179
     Pharmaceuticals                                                        (64)            54
     Pigments & Chemicals                                                   124            164
     Pioneer(3)                                                             118             77
     Polyester Enterprise                                                    (8)             9
     Specialty Fibers                                                       156            201
     Specialty Polymers                                                     130            165
     Other                                                                    3             --
                                                                        -------        -------

          Total Segment ATOI                                                651            998

     Interest and Exchange Gains and Losses                                 (97)          (123)
     Corporate Expenses                                                     (70)           (72)
                                                                        -------        -------

          INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
              IN ACCOUNTING PRINCIPLE                                   $   484        $   803
                                                                        =======        =======

FOOTNOTES TO NOTE (b)
---------------------
(1) Certain reclassifications of segment data have been made to reflect changes in organizational structure.
(2) Includes pro rata share of equity affiliate sales and intersegment transfers. Excludes sales of intermediates by DuPont to joint ventures within the Nylon Enterprise and Polyester Enterprise segments.
(3) Includes noncash charges of $83 and $215 for first quarter 2001 and 2000, respectively, resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999. The first quarter 2000 charge was partly offset by a $109 gain resulting from the sale of certain equity securities classified as available for sale and a credit of $11 to reduce the preliminary purchase price allocated to acquired in-process research and development.

                                                                       Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

(c) First quarter 2000 includes a $176 gain resulting from the sale by Pioneer of certain equity securities classified as available for sale.

(d) In accordance with purchase accounting rules applied to the acquisition of the remaining 80 percent ownership interest in Pioneer on October 1, 1999, Pioneer inventory was increased to fair value. This inventory step-up generates noncash charges to cost of goods sold as the inventory on hand at the acquisition date is sold. Charges in first quarter 2001 and 2000 were $133 and $347, respectively.

(e) Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established, and which have no alternative future use in research and development activities or otherwise. During first quarter 2000, a credit of $11 was recorded based on revisions of preliminary purchase price allocations associated with the October 1, 1999, purchase of the remaining 80 percent ownership interest in Pioneer.

(f) On January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The new standard requires that all derivative instruments be reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments will generally be offset on the income statement by changes in the fair values of the hedged items. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

      The adoption of SFAS No. 133 resulted in a pretax cumulative-effect-type adjustment to income of $19 million ($11 million after-tax). The primary component of this gain is related to the company's position in certain stock warrants, which were previously accounted for as available-for-sale securities for which changes in fair value have been reflected in accumulated other comprehensive income. The company also recorded a pretax increase to accumulated other comprehensive income of $10 million ($6 million after-tax). The increase in accumulated other comprehensive income is primarily due to unrealized gains in agricultural commodity hedging programs.

      Objectives And Strategies For Holding Derivative Instruments
      ------------------------------------------------------------

      Under procedures and controls established by the company's Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to reduce its exposure to foreign currency, interest rate and commodity price risks. The framework has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each program. Derivative instruments utilized during the period include forwards, options, futures, and swaps. The company has not designated any nonderivatives as hedging instruments.

                                                                       Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

      Fair Value Hedges
      -----------------

      During the quarter, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company maintains no other fair value hedges.

      Cash Flow Hedges
      ----------------

      The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of foreign currency-denominated revenues and major raw material purchases from vendors outside of the United States. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, corn, soybeans, and soybean meal. While each risk management program has a different time horizon, no program currently extends beyond the next two-year period.

      The effects of hedges of foreign currency-denominated revenues are reported on the Sales line of the Consolidated Income Statement, and the effects of hedges of inventory purchases are reported as a component of Cost of Goods Sold and Other Operating Charges.

                           Cash Flow Hedge Results During              Pretax
                                  The Quarter                       Gain/(Loss)
                    ------------------------------------------      -----------

                    Hedge ineffectiveness reported in earnings           $(3)
                    Hedge gains/(losses) excluded from
                      assessment of hedge effectiveness                   (6)
                    Reclassification to earnings for forecasted
                      transactions that did not occur                      -

           Accumulated Other Comprehensive Income (Loss)
                   (Cash Flow Hedge Portion Only)                               Pretax    Tax   After-Tax
      ----------------------------------------------------------------          ------   -----  ---------
      Balance at January 1, 2001 (upon adoption of FAS 133)                     $ 10    $ (4)    $   6
      Additions and revaluations of derivatives designated as cash
         flow hedges                                                             (27)     10       (17)
      Less:  Clearance of hedge results to earnings during the quarter            (4)      1        (3)
                                                                                ----    ----     -----
      Balance at March 31, 2001                                                 $(13)   $  5     $  (8)
                                                                                ====    ====     =====
      Portion of ending balance expected to be reclassified into
         earnings over the next twelve months                                   $(10)   $  4     $  (6)

      Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize.

                                                                       Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

      Hedges Of Net Investment In A Foreign Operation
      -----------------------------------------------

      During the quarter, the company has not maintained any hedges of net investment in a foreign operation.

      Derivatives Not Designated In Hedging Relationships
      ---------------------------------------------------

      The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

      Several small equity affiliates have risk management programs, mainly in the area of foreign currency exposure, for which they have elected not to pursue hedge accounting. In addition, Pioneer maintains small risk management programs for commodities that do not qualify for hedge accounting treatment. Also, the company owns stock warrants in a few companies for strategic purposes.

(g) Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator, net income, is reduced by preferred dividends of $2.5. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

                                      Three Months Ended
                                           March 31
                               ---------------------------------
                                   Basic               Diluted
                               -------------       -------------

                  2001         1,042,168,259       1,047,973,561
                  2000         1,047,036,515       1,057,077,345

      The difference between basic and diluted weighted-average common shares outstanding results from the assumption that dilutive stock options outstanding were exercised.

      The following stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

                                       Three Months Ended
                                            March 31
                                    -------------------------
                                       2001           2000
                                    ----------     ----------

                  Stock Options     35,344,478     13,382,037

      Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $1 and $(25) for the three months ended March 31, 2001 and 2000, respectively.

      Treasury stock and shares previously held by the Flexitrust are not considered outstanding in computing the foregoing weighted-average number of common shares.

                                                                      Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

                                                            March 31        December 31
(h)   Inventories                                              2001             2000
      -----------                                           ---------        -----------
        Finished Products                                   $   3,332        $     2,818
        Semifinished Products                                   1,014              1,504
        Raw Materials and Supplies                                971                907
                                                            ---------        -----------
                                                                5,317              5,229
        Less:  Adjustment of Inventories to a Last-In,
         First-Out (LIFO) Basis                                   580                571
                                                            ---------        -----------
           Total                                            $   4,737        $     4,658
                                                            =========        ===========

(i) The following sets forth the company's Total Comprehensive Income for the periods shown:

                                                          Three Months Ended
                                                          ------------------
                                                             2001      2000
                                                             ----      ----
               Net Income                                    $495     $ 803
               Cumulative Effect of a Change in
                  Accounting Principle                          6         -
               Net Revaluation and Reversal of Cash
                  Flow Hedges                                 (14)        -
               Cumulative Translation Adjustment              (32)       (7)
               Net Unrealized Gains (Losses) on
                  Securities                                  (36)     (129)*
                                                            -----     -----

               Total Comprehensive Income                    $419     $ 667
                                                            =====     =====

               * Primarily reflects unrealized holding losses of $85 associated with the company's investment in Healtheon/WebMD and a $35 adjustment related to the sale of an equity security.

(j) In the first quarter 2001, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2000, at Note 6 "Employee Separation Costs and Write-down of Assets." An update on first quarter activity is provided below under the respective prior years' activities.

                                                                     Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

      2000 Activities

      Performance Coatings & Polymers

      A restructuring program (Phase II) was instituted in the second quarter to continue the consolidation of business assets and to eliminate redundancies as a result of the acquisition of Herberts in 1999 by Performance Coatings. Charges resulting from these activities totaled $96. The charges included $71 related to termination payments to be settled over time for about 1,100 employees involved in technical, manufacturing, marketing and administrative activities. At March 31, 2001, about $41 had been settled and charged against the related liabilities and approximately 850 employees had been terminated. Restructuring charges of $13 related to the write-down of operating facilities that were shut down in the second quarter. The remaining charge of $12 relates to the cancellation of contractual agreements and, as of March 31, 2001, about $8 had been settled and charged against the related liability. Termination of services under the contractual agreements will be completed during 2001.

      Pigments & Chemicals

      A restructuring program was instituted in the third quarter to address poor economic and intensely competitive market conditions for the Chemical Solutions Enterprise. Charges resulting from this restructuring totaled $28. This charge included $24 related to the write-down of operating facilities at the New Jersey Chambers Works site that were shut down in the third quarter. The charge covers the net book value of the facilities of $15 and estimated dismantlement and removal costs less estimated proceeds from the sale of equipment and scrap of $9. At March 31, 2001, about $2 had been charged against the liability for dismantlement and removal and these activities will be completed in 2001. The remaining restructuring charge of $4 relates to employee termination payments to be settled over time for approximately 65 employees involved in manufacturing and technical activities. At March 31, 2001, essentially all employees had been terminated thereby completing the program, and about $1 in employee termination installment benefits had been settled and charged against the related liability.

      Account balances and activity for the 2000 restructuring programs are summarized below:

                                                             Employee
                                              Write-down    Separation     Other
                                              of Assets       Costs      Exit Costs     Total
                                            ------------    ----------   ----------   ---------
       Balance at December 31, 2000         $          -    $       48   $       16   $      64
       Changes to accounts
         Employee separation settlements                           (15)                     (15)
         Other expenditures                                                      (5)         (5)
                                            ------------    ----------   ----------   ---------
       Balance at March 31, 2001            $          -    $       33   $       11   $      44
                                            ============    ==========   ==========   =========

                                                                     Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

      1999 Activities

      Agriculture & Nutrition

      A restructuring program was instituted in the third quarter to address poor economic and intensely competitive market conditions for DuPont Crop Protection. Charges resulting from these restructuring activities totaled $124. This charge included $45 related to employee termination payments to be settled over time for approximately 800 employees involved in technical, manufacturing, marketing and administrative activities. A net benefit of $2 was subsequently recorded to reflect lower costs associated with employees who accepted other work assignments partially offset by higher costs associated with terminating employees. At December 31, 2000, approximately 730 employees had been terminated and the remaining employees have accepted other work assignments within the company thereby completing this program. At March 31, 2001, approximately $38 had been settled and charged against the related liability.

      The remaining restructuring charge of $79 principally related to the write-down of operating facilities that were shut down in 1999. The effect on results of removing these facilities from operations was not material. The charge covers the net book value of the facilities ($64) and estimated dismantlement and removal costs less estimated proceeds from the sale of equipment and scrap ($15). A benefit of $6 was subsequently recorded to reflect lower costs associated with dismantlement and removal. At March 31, 2001, approximately $6 in dismantlement and removal costs had been paid.

      Nylon Enterprise

      The company also recorded a charge of $28 in the third quarter associated with restructuring activities in Europe to modernize and consolidate sites. This included employee termination payments to be settled over time of $15 to about 120 employees involved principally in manufacturing activities at several locations. A charge of $2 was subsequently recorded to reflect higher costs associated with terminating employees. At December 31, 2000, essentially all employees had been terminated. At March 31, 2001, approximately $14 had been settled and charged against the related liability. Also included was $13 for a manufacturing facility that was shut down in 1999.

      Polyester Enterprise

      A restructuring program was instituted in the second quarter to address poor economic and intensely competitive market conditions. Charges of $60 relate to employee separation costs to be settled over time for about 850 employees primarily engaged in manufacturing. A net benefit of $2 was subsequently recorded to reflect lower costs associated with employees who accepted other work assignments partially offset by higher costs associated with terminating employees. At December 31, 2000, approximately 800 employees had been terminated and the remaining employees had accepted other work assignments within the company thereby completing this program. At March 31, 2001, about $54 in employee termination installment benefits had been charged against the related liability.

                                                                     Form 10-Q

                         NOTES TO FINANCIAL STATEMENTS
                    (Dollars in millions, except per share)
                                  (continued)

      Account balances and activity for the 1999 restructuring programs are summarized below:

                                                               Employee
                                            Write-down        Separation           Other
                                            of Assets           Costs            Exit Costs       Total
                                           -----------       ------------        ----------      -------
      Balance at December 31, 2000         $         -       $         18        $        4      $    22
      Changes to accounts
          Employee separation settlements                              (6)                            (6)
          Other expenditures                                                             (1)          (1)
                                           -----------       ------------        ----------      -------
      Balance at March 31, 2001            $         -       $         12        $        3      $    15
                                           ===========       ============        ==========      =======


      1998 Activities

      During the third quarter 1998 the company recorded a charge of $577 directly related to management decisions to implement company-wide productivity improvement initiatives.

      These charges included $310 related to employee separation costs to be settled over time, substantially all of which were for estimated termination payments for approximately 4,100 employees, and were based on plans that identified the number of employees to be terminated, their functions and their businesses. A net benefit of $33 was subsequently recorded to reflect changes in estimates. As of December 31, 1999, about 4,000 employees had been terminated and the remaining employees have accepted other work assignments within the company thereby completing this program. At March 31, 2001, about $272 in employee termination installment benefits had been settled and charged against the related liability.

      The remaining charge of $267 is related to write-downs of property, plant and equipment, principally due to the shutdown of excess production capacity, and there are no outstanding liabilities related to this shutdown.

      Account balances and activity for the 1998 restructuring programs are summarized below:

                                                               Employee
                                                Write-down    Separation         Other
                                                of Assets        Costs        Exit Costs     Total
                                               -----------    ----------      ----------   --------
      Balance at December 31, 2000             $         -    $        7      $        -   $      7
      Changes to accounts
          Employee separation settlements                             (2)                        (2)
                                               -----------    ----------      ----------   --------
      Balance at March 31, 2001                $         -    $        5      $        -   $      5
                                               ===========    ==========      ==========   ========

(k) On April 2, 2001, the company announced plans to further streamline operations by reducing the employee work force and shutting down certain manufacturing assets.

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

                                                                      Form 10-Q

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

                The foregoing list of factors is not inclusive, or necessarily in order of importance.

            (a) Results of Operations

                (1) Financial Results:

                    Including one-time items in both periods, diluted earnings per share for first quarter 2001 were $.47 compared to $.76 in 2000. First quarter 2001 diluted earnings per share before one-time items was $.54 per share, 36 percent below the $.85 per share earned in the first quarter of 2000.

                    First quarter 2001 consolidated sales totaled $6.9 billion compared to $7.6 billion in 2000. Segment sales, which include intersegment transfers and a pro rata share of sales by equity affiliates, were $7.6 billion, down 9 percent from $8.3 billion in 2000. This reflects 7 percent lower volume and 2 percent lower U.S. dollar selling prices. The latter reflects 1 percent higher local selling prices that were more than offset by adverse currency effects, principally from the weaker euro and Japanese yen, which reduced worldwide segment sales by 3 percent.

                    Regional segment sales and related variances for the first quarter 2001 compared with the first quarter 2000 are summarized below:

                                                                 % Change Due To
                                                    -------------------------------------------
                           1Q 01     % Change       Local      Currency               Portfolio
     Segment Sales          $B      vs. 1Q 00       Price       Effect     Volume      Changes
  ------------------      --------  -----------     -----      --------    ------     ---------
  Worldwide                   7.6          (9)          1         (3)        (7)         0
     U.S.                     3.7         (13)          1          0        (13)        (1)
     Europe                   2.1          (3)          3         (7)         1          0
     Asia Pacific             1.1          (1)          1         (4)         2          0
     Canada, Mexico,
         S. America           0.7          (9)          2         (2)        (9)         0

                                                                 Form 10-Q

                . U.S. first quarter sales volume declined 13 percent versus 2000 including a 4 percent adverse impact from Pharmaceuticals, in addition to lower volumes of fibers, automotive finishes, and white pigments.

                . European volume was up 1 percent and local currency prices up 3 percent. However, the stronger dollar reduced European sales by 7 percent.

                . Asia Pacific sales decreased 1 percent, the first decline since the economic downturn in 1998. Marginally higher volume and local prices were more than offset by the negative impact of weaker currencies, particularly the Japanese yen.

                      Including one-time items, net income was $495 million
                versus $803 million in 2000, resulting in earnings per share of $.47 compared to $.76 last year. The earnings decline reflects significantly lower Pharmaceuticals results and reduced earnings across the company's chemicals and materials segments. The latter resulted principally from lower U.S. sales volumes, higher raw material costs, and a stronger U.S. dollar.

                      Net income before one-time items was $567 million,
                compared to $898 million in the first quarter of 2000, down $331 million or 37 percent. One-time items are described in the notes to the accompanying financial statements and are summarized in the table below:

                                                        $MM Pretax    $MM After-Tax   ($ Per Share)
                                                        -----------   -------------   ------------
                                                        1Q 01 1Q 00   1Q 01 1Q 00     1Q 01 1Q 00
                                                        ----- -----   ----- -------   ----- -----
              Pioneer - In-Process R&D Revision                  11           11             .01
              Pioneer - Inventory Step-up               (133)  (347)   (83) (215)     (.08) (.20)
              Asset Sale - Equity Securities                    176          109             .10
              Adoption of SFAS 133*                       19            11             .01
                                                        ----   ----    ---   ---      ----  ----
              1/st/ Quarter - Total                     (114)  (160)   (72)  (95)     (.07) (.09)
                                                        ====   ====    ===   ===      ====  ====

                * Reflects the cumulative effect of a change in accounting principle. Effective January 1, 2001, the company adopted SFAS 133 -"Accounting for Derivative Instruments and Hedging Activities," as amended.

                  (2) Segment Performance:

                      The following text compares first quarter 2001 results with first quarter 2000, for sales and earnings of each segment, excluding the earnings impact of the one-time items described in the footnotes to the "Consolidated Segment Information" table at Note (b) on page 6. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affiliates.

                . Agriculture & Nutrition - Sales declined 3 percent and ATOI fell 23 percent reflecting lower earnings in both Crop Protection and Nutrition & Health. Crop Protection earnings were significantly affected by currency in Europe and Asia, and by a litigation settlement. Nutrition & Health results reflect high natural gas prices and weaker European volumes.

                . Nylon Enterprise - Sales decreased 13 percent and ATOI declined 86 percent, principally reflecting the impact of a 40 percent increase in raw material costs (largely natural gas related), 15 percent lower volumes, and less favorable product mix. Sales declines were principally due to lower flooring and apparel volumes, particularly in the United States.

                                                                       Form 10-Q

                . Performance Coatings & Polymers - Sales were 12 percent lower than 2000 reflecting lower vehicle builds and lower refinish sales in the United States, as well as the weak euro. Increased raw material costs were a significant factor in lower results in Engineering Polymers and Elastomers, in addition to lower volumes. Segment ATOI declined 26 percent.

                . Pharmaceuticals - The loss of $64 million was primarily due to lower sales, as wholesaler inventories in the distribution channel continue to be reduced. Underlying demand for Sustiva(TM) efavirenz and Cardiolite(R) cardiac imaging agent grew 15 percent, and the Coumadin(R) (warfarin sodium tablets, USP) crystalline market position remains strong. The DuPont share of U.S. operating profits for Cozaar(R) (losartan) and Hyzaar(R) (losartan potassium) increased this quarter as of February 1. R&D and marketing expenses increased as planned. Major product sales are shown below:

                                                 1Q 2001       1Q 2000
                                                 -------       -------
                                                     ($ in millions)
                      Coumadin(R)                 $26           $100
                      Sustiva(TM)                  55             96
                      Cardiolite(R)/Miraluma(TM)   18             40

                . Pigments & Chemicals - ATOI declined 24 percent on 1 percent lower sales reflecting lower earnings in all strategic business units. Three percent lower worldwide volume was partly offset by 2 percent higher U.S. dollar prices. Segment earnings were negatively affected by high chlorine and energy costs in White Pigment & Mineral Products and by a litigation settlement in DuPont Chemical Solutions Enterprise.

                . Pioneer - Worldwide sales increased slightly, reflecting strong early season sales in the United States and southern Europe, partly offset by lower U.S. dollar prices due to the weak euro. Earnings increased 17 percent reflecting improved margins and a more favorable product mix.

                . Polyester Enterprise - Sales were 4 percent lower, reflecting continuing depressed conditions in worldwide fibers markets. Margins continue to be reduced by lower prices and higher raw material and energy costs, resulting in a first quarter loss of $8 million.

                . Specialty Fibers - Sales and ATOI were 5 percent and 22 percent lower, respectively. Continued earnings growth from Advanced Fibers Systems only partly offset lower Lycra(R) elastane earnings, which were adversely affected by lower U.S. dollar prices, higher raw material costs, and lower volume. Earnings for Nonwovens were essentially flat on modestly higher sales.

                . Specialty Polymers - ATOI increases in Fluoropolymers and the Electronic Technologies unit of DuPont iTechnologies only partly offset a decline in Packaging & Industrial Polymers earnings resulting from lower volumes and higher ethane costs. Results also declined in DuPont Surfaces and the Imaging Technologies unit of DuPont iTechnologies. Segment earnings decreased 21 percent on 5 percent lower sales.

                                                                       Form 10-Q

             (3) Outlook:

                 Based on demand signals observed in the first quarter in key markets, the company now anticipates that the global economic slowdown will similarly impact the manufacturing sector through the second quarter and perhaps into the second half of 2001. In the second quarter the company expects continued volume pressure due to macroeconomic factors; stabilizing energy and raw material costs, albeit at a higher level than second quarter last year; and normal seasonality for its portfolio of businesses.

          . The company expects second quarter volumes to remain below 2000 levels in the United States in its chemicals and materials businesses, although sequential declines should moderate considerably. In Europe and Asia, year-over-year volume growth is approaching zero, and continued strength of the U.S. dollar will likely result in negative revenue comparisons in the second quarter.

          . The agriculture related segments, as expected, are operating in a difficult U.S. farm economy and experiencing negative currency impacts during the first half selling season. In addition, poor weather conditions in North America, together with high fertilizer costs, are expected to result in lower corn acreage than last year. Accordingly, the company expects the full-year operating outlook for these segments will be moderately negative versus 2000.

          . Pharmaceuticals segment sales and earnings should improve in the second quarter, but ATOI losses are again expected. A return to more normal levels of sales and earnings is expected in the second half of the year.

                 The economic outlook for the second half of 2001 remains uncertain. However, key indicators suggest that declines in U.S. manufacturing and global automotive markets may be moderating. The company is encouraged by these trends, but continues to plan for a second half economy that is on balance, similarly challenging to the second half of last year.

         (b) Financial Condition

                                                                    Three Months Ended
                                                                        March 31
                                                                    ----------------
                            Selected Cash Flow Information           2001       2000
             ---------------------------------------------------    -------  -------
                                                                     ($ in millions)
             Cash Provided by (Used for) Operations                  $(522)      $ 335
             Purchases of Property, Plant and Equipment               (316)       (434)
             Proceeds from Sales of Assets                               6         191
             Dividends Paid to Stockholders                           (368)       (369)
             Acquisition of Treasury Stock                             (50)          0


         Cash used for operations was $522 million for first quarter 2001 as compared to cash provided by operations of $335 million for the same period in 2000. Net income plus noncash charges included in net income was $1.1 billion this year, down from $1.4 billion last year reflecting a $308 million decrease in net income in the quarter. Net operating assets and liabilities increased $1.6 billion in first quarter 2001 as compared to an increase of $1.1 billion in 2000. The increase was primarily due to an increase in inventories in first quarter this year, while inventories declined in first quarter last year.

         Year-to-date purchases of property, plant and equipment were $316 million in 2001, as compared to $434 million spent in 2000. The lower spending level reflects management's intent to limit full year 2001 total capital spending, including purchases of property, plant and equipment, investments in affiliates, and payments for businesses acquired, to about $1.8 billion for the year.

                                                                       Form 10-Q

         Proceeds from the sale of assets in the first quarter of 2001 were $6 million. Proceeds from the sale of assets in the first quarter of 2000 were $191 million primarily reflecting the sale of certain available for sale securities held by Pioneer.

         The per share dividend paid to stockholders in first quarter 2001 and 2000 was $.35 per share. This rate has been in effect since second quarter 1998.

         In each of 1997 and 1998, DuPont's Board of Directors approved programs to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. On July 26, 2000, the company's Board of Directors approved an increase in the amount of shares remaining to be purchased under the 1998 program from about 16 million shares to the total number of shares of DuPont common stock which can be purchased for $2.5 billion. The remaining purchases are not limited to those needed to offset dilution from shares issued under compensation programs. Under the increased July 2000 authorization, the company spent $50 million in first quarter 2001 to purchase and retire 1.2 million shares. To date under the increased July 2000 authorization, the company has spent $262 million to purchase and retire 5.7 million shares. DuPont anticipates completing this program in 2002 and for it to be largely funded through the monetization of nonstrategic assets.

         Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at March 31, 2001, was $9.5 billion, as compared to $8.3 billion at year-end 2000. The increase in debt primarily reflects the issuance of commercial paper. To increase the company's financial flexibility, management's intent over the course of the year is to reduce debt from the current level, ending the year with net debt below last year-end.

         Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

         (c) Other Items

             Targeted Reductions To Improve Competitiveness
             ----------------------------------------------

         On April 2, 2001, the company announced it will further align resources consistent with the specific missions of its individual businesses. These actions will reduce the company's global employee workforce by about 4,000, or 4 percent. DuPont will also reduce the number of contract personnel by about 1,300 and shut down less competitive manufacturing assets.

         Approximately 75 percent of the affected employees and contractors are in the United States. Projected annual payroll savings, including reduction in contractor costs, are on the order of $400 million pretax. DuPont expects to achieve about one-third of the projected cost benefit in 2001, and substantially all in 2002.

         DuPont expects to take a one-time second quarter charge of approximately 40-45 cents per share as a result of these actions. Roughly half of this estimated charge will be for employee severance costs, with the remainder principally for asset shutdowns and related dismantlement expenses. Since plans are still being finalized, the actual one-time charge to earnings will not be available until the end of the second quarter.

                                                                       Form 10-Q

             Exit From Benlate(R) Business
             -----------------------------
         On April 19, 2001, the company informed its customers around the world that it will discontinue the manufacture of its fungicide benomyl and will phase out sales of Benlate(R) in all its forms from the global market. No sales will occur after December 31, 2001, and all product is expected to clear the channels of trade by the end of 2002.

         DuPont advised customers that this is not a product recall, but a voluntary business decision based on a review of global market conditions and other factors. The decision is part of the recently announced restructuring to improve the overall competitiveness of its agricultural businesses.

             Pioneer Roundup Ready(R) Soybean Activities
             -------------------------------------------

      In December 1999, the Monsanto Company filed suit in the U.S. District Court for the Eastern District of Missouri against Pioneer claiming that its merger with DuPont breached a 1992 license agreement granting Pioneer the right to produce and market Roundup Ready(R) glyphosate tolerant soybeans. Monsanto asked for damages for the breach and termination of the license. Monsanto's complaint also alleged claims for patent infringement and trade secret misappropriation if the license were terminated. On March 20, 2001, the court, on motions for summary judgment, found that DuPont's acquisition of Pioneer terminated the agreement. The court found no breach of contract and therefore awarded no damages on this claim. It held that any claim for damages or other relief Monsanto seeks will have to wait until the next phase of the litigation, which involves Monsanto's patent infringement and trade secret allegations.

      The court found that its determination involved controlling questions of law as to which there is a substantial difference of opinion and that an immediate appeal would advance the ultimate determination of this litigation. Those questions involve whether Federal common law or state merger law should control the transferability of patent licenses. The court has certified its decision for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. Pioneer will pursue the appeal expeditiously. The company believes that the appellate court will ultimately find that state merger law rather than Federal common law controls in merger situations and therefore, that no prohibited license transfer took place when DuPont acquired Pioneer. Pioneer has also moved the district court to stay the next phase of the litigation pending the outcome of the appeal since a favorable ruling on appeal will reinstate the license and eliminate the infringement and trade secret claims.

      On October 1, 1999, the company acquired the approximately 80 percent of Pioneer not previously owned for $7,684 million. An intangible asset has been recorded to recognize the value of the 1992 license agreement. Should the ultimate outcome of this lawsuit be adverse to the company, the value of this intangible asset may become impaired, resulting in a one-time noncash charge to earnings. Management does not anticipate that the ultimate outcome of this lawsuit will have a material adverse effect on the company's consolidated financial position or liquidity, although it could be significant to the results of operations of the Pioneer segment in the period recognized.

             Purchased In-Process Research and Development
             ---------------------------------------------

         Unanticipated technical hurdles have adversely impacted the Pioneer research and development project to impart resistance to molds and mycotoxins that was in process at the October 1, 1999, acquisition date. As a result, the estimated completion date for the project, if successful, has been moved back to 2009 and the probability of technical and commercial success is now estimated at 40 percent. Failure to successfully complete this project would not have a material adverse impact on the company's financial condition, results of operations or liquidity. In addition, uncertainties with respect to regulatory approval may delay commercialization of technologically successful trait and technology projects by six to twelve months.

         No other significant changes occurred during the first quarter 2001 with respect to in-process research and development projects related to the company's acquisitions in prior years.

                                                                       Form 10-Q

                          PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

Benlate(R)
---------

         In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. Based on the belief that Benlate(R) 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that Benlate(R) 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 125 cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using Benlate(R) 50 DF, although some include claims for alleged damage to shrimping operations from Benlate(R) 50 OD and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct.

         In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. This district court has certified the case as a class action. Discovery is proceeding.

         Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate(R) 50 DF claims. Approximately 47 such cases are pending. These cases are in various stages of proceedings in trial and appellate courts in Florida and Hawaii.

         On June 21, 2000, a jury in Texas state court awarded compensatory damages of $10.3 million, prejudgment interest, and punitive damages of $90 million to two growers who claimed Benlate(R) 50 DF failed to protect their melons and cantaloupe crops. Due to limitations on punitive damages in Texas, the total award was reduced to approximately $35 million. DuPont and the plaintiff have reached a settlement of all claims.

         Pending against the company in state court in Broward County, Florida, are 30 cases brought by Ecuadorian shrimp farmers alleging that Benlate(R) 50 OD, applied to banana plantations in Ecuador, ran off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried, in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million and $16 million. The company has appealed both cases. DuPont contends that the deaths of the shrimp are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate(R) 50 OD.

         DuPont continues to believe that Benlate(R) did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from the Benlate(R) lawsuits discussed above may be significant to the company's results of operations, particularly in the Crop Protection business, in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

         The company's balance sheet reflect accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges.

                                                                       Form 10-Q

Environmental Proceedings
-------------------------

         The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and the Oil Pollution Act (OPA). The company owned a facility in East Chicago, Indiana, which discharged industrial wastewater into these waterways. The company was identified as one of 17 potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicated that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor system. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Business transacted at the annual meeting:

         A total of 860,593,610 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 25, 2001, or 82.5 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the proxy statement.

     1. ELECTION OF DIRECTORS: The 12 nominees listed below were elected to serve on the Board of Directors for the ensuring year. The vote tabulation with respect to each nominee follows:

                                           Votes             Votes Cast Against
                    Director              Cast For                or Withheld
                 --------------         -----------          ---------------
                 A. J. P. Belda         851,405,763               9,187,847
                 C. J. Crawford         851,315,790               9,277,820
                 L. C. Duemling         851,084,365               9,509,245
                 E. B. du Pont          851,345,765               9,247,845
                 C. O. Holliday, Jr.    850,584,557              10,009,053
                 D. C. Hopkins          851,013,279               9,580,331
                 L. D. Juliber          851,377,939               9,215,671
                 G. Lindahl             851,335,753               9,257,857
                 M. Naitoh              851,075,494               9,518,116
                 W. K. Reilly           851,333,581               9,260,029
                 H. R. Sharp, III       851,031,792               9,561,818
                 C. M. Vest             851,536,147               9,057,463

     2. RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001 was approved by a vote of 838,315,829 shares for, 17,068,036 shares against, and 5,209,745 abstentions and broker nonvotes.

     3. POLITICAL NONPARTISANSHIP: A stockholder proposal recommending that DuPont affirm its political nonpartisanship was defeated by a vote of 638,581,241 shares against, 36,001,198 for, and 186,011,171 abstentions and broker nonvotes.

                                                                       Form 10-Q

     4. EMPLOYMENT MATTERS: A stockholder proposal requesting the Board of Directors prepare a report in response to the Glass Ceiling Commission's business recommendations was defeated by a vote of 613,534,210 shares against, 57,160,583 shares for, and 189,898,817 abstentions and broker nonvotes.

     5. PLANT CLOSURE: A stockholder proposal that DuPont create a committee to report to the Board of Directors regarding the impact to communities as a result of the closure of DuPont plants and alternatives that can be developed to help mitigate the impact of such closures in the future was defeated by a vote of 641,115,715 shares against, 34,300,116 shares for, and 185,177,779 abstentions and broker nonvotes.

     6. INTERNATIONAL WORKPLACE STANDARDS: A stockholder proposal that DuPont adopt, implement and enforce the workplace Code of Conduct as based on the International Labor Organization's Conventions 29, 87, 98, 100, 105, 111, 135 and 138 on workplace human rights was defeated by a vote of 610,686,987 share against, 55,383,923 shares for, and 194,522,700 abstentions and broker nonvotes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The exhibit index filed with this Form 10-Q is on pages 26 and 27.

         (b)  Reports on  Form 8-K

                1. On January 24, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
                   333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated January 24, 2001, entitled "DuPont Reports Fourth Quarter And Full-Year 2000 Earnings."

                2. On March 26, 2001, a Current Report on Form 8-K, pursuant to
                   Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
                   333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated March 21, 2001, entitled "DuPont Reaffirms Pioneer Hi-Bred Ability To Market Roundup Ready(R) Soybeans And Roundup Ready Canola(R)."

                3. On April 2, 2001, a Current Report on Form 8-K, pursuant to
                   Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
                   333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated April 2, 2001, entitled "DuPont Plans Targeted Reductions To Improve Competitiveness."

                4. On April 19, 2001, a Current Report on Form 8-K, pursuant to
                   Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
                   333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated April 19, 2001, entitled "DuPont To Phase Out Sale Of Benlate(R)."

                                                                       Form 10-Q

                5. On April 24, 2001, a Current Report on Form 8-K, pursuant to
                   Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53372, No. 33-61339, No. 33-60069, and No.
                   333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated April 24, entitled "DuPont Reports First Quarter 2001 Earnings."

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

                                        E. I. DU PONT DE NEMOURS AND COMPANY
                                                      (Registrant)


                                        Date:            May 10, 2001
                                        ------------------------------------


                                        By          /s/ Gary M. Pfeiffer
                                        ---------------------------------------
                                                        Gary M. Pfeiffer
                                         Senior Vice President - DuPont Finance
                                       (As Duly Authorized Officer and Principal
                                            Financial and Accounting Officer)

                                                                       Form 10-Q

                                  EXHIBIT INDEX


   Exhibit
   Number                             Description
   ------      -----------------------------------------------------------------
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

   10.7* Company's Salary Deferral & Savings Restoration Plan, as last amended September 20, 2000, effective January 1, 2000.

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



------------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                       Form 10-Q

                                 EXHIBIT INDEX
                                  (continued)


  Exhibit
  Number                            Description
  ------       -----------------------------------------------------------------
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

     12        Computation of Ratio of Earnings to Fixed Charges.




--------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                       Form 10-Q

                                                                    Exhibit 10.7






                  SALARY DEFERRAL & SAVINGS RESTORATION PLAN


                      Originally Adopted - April 26, 1994

         As Last Amended September 20, 2000, Effective January 1, 2000




                     E. I. du Pont de Nemours and Company