Form 10-Q
period 2001-06-30
DUPONT E I DE NEMOURS & CO
filed 2001-08-07
CIK 30554

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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


                                    Yes    X            No
                                       ---------          ---------

1,039,681,849 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 31, 2001.

                     E. I. DU PONT DE NEMOURS AND COMPANY

                               Table of Contents



                                                                         Page(s)
Part I   Financial Information                                           ------
   Item 1.  Financial Statements
     Consolidated Income Statement                                            3
     Consolidated Statement of Cash Flows                                     4
     Consolidated Balance Sheet                                               5
     Notes to Financial Statements                                         6-17
   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations
     Forward-Looking Statements                                           18-19
     Results of Operations:
       Financial Results                                                  19-20
       Segment Performance                                                21-22
       Outlook                                                               22
     Financial Condition                                                  22-23
     Other Items:
       New Accounting Standards                                           23-24
       DuPont Pharmaceuticals Pending Sale                                   24
       Pioneer Patent Disputes                                            24-25
       Purchased In-Process Research and Development                         25
Part II   Other Information
   Item 1.  Legal Proceedings                                             26-27
   Item 5.  Other Information                                                27
   Item 6.  Exhibits and Reports on Form 8-K                              27-28
Signature                                                                    29
Exhibit Index                                                             30-31
Exhibit 10.13 - Purchase Agreement (dated June 7, 2001)                      32
Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges               33

                                                                       Form 10-Q

                         Part I. Financial Statements

Item 1.   FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES


                                                                                Three Months Ended          Six Months Ended
CONSOLIDATED INCOME STATEMENT(a)                                                    June 30                      June 30
                                                                             ----------    ---------    -----------    ---------
(Dollars in millions, except per share)                                        2001          2000          2001          2000
                                                                             ----------    ---------    -----------    ----------
SALES(b)                                                                     $  6,997        $7,914       $ 13,856       $15,507
Other Income(c)                                                                   216           218            386           566
                                                                             ----------    ---------    -----------    ----------

     Total                                                                      7,213         8,132         14,242       16,073
                                                                             ----------    ---------    -----------    ----------

Cost of Goods Sold and Other Operating Charges(d)                               4,615         5,028          9,101         9,884
Selling, General and Administrative Expenses                                      825           809          1,582         1,566
Depreciation                                                                      340           353            667           704
Amortization of Goodwill and Other Intangible Assets                              113           109            225           216
Research and Development Expense                                                  437           460            847           881
Interest and Debt Expense                                                         166           210            344           411
Purchased In-Process Research and Development(e)                                    -             -              -           (11)
Employee Separation Costs and Write-Down of Assets(f)                           1,046            98          1,046            98
                                                                             ----------    ---------    -----------    ----------

     Total                                                                      7,542         7,067         13,812        13,749
                                                                             ----------    ---------    -----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES AND                                            (329)        1,065            430         2,324
     MINORITY INTERESTS
Provision  (Benefit) for Income Taxes                                            (139)          355            133           794
Minority Interests in Earnings of Consolidated Subsidiaries                        23            22             26            39
                                                                             ----------    ---------    -----------    ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A                                      (213)          688            271         1,491
   CHANGE IN ACCOUNTING PRINCIPLE(b)
Cumulative Effect of a Change in Accounting Principle,                              -             -             11             -
     Net of  Income Taxes(g)
                                                                             ----------    ---------    -----------    ----------

NET INCOME (LOSS)                                                            $   (213)     $    688     $      282     $   1,491
                                                                             ==========    =========    ===========    ==========

---------------------------------------------------------------------------- -----------   ---------    ----------- -- ----------
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK(h)(i)
     Income (Loss) before Cumulative Effect of a Change in                   $   (.21)     $    .66     $     .26      $    1.42
        Accounting Principle
     Cumulative Effect of a Change in Accounting Principle                          -             -           .01              -
                                                                             ----------    ---------    -----------    ----------

     Net Income (Loss)                                                       $   (.21)     $    .66     $     .27      $    1.42
                                                                             ==========    =========    ===========    ==========

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON
   STOCK(h)
     Income (Loss) before Cumulative Effect of a Change in                   $   (.21)     $    .65     $     .25      $    1.41
        Accounting Principle
     Cumulative Effect of a Change in Accounting Principle                          -             -           .01              -
                                                                             ----------    ---------    -----------    ----------

     Net Income (Loss)                                                       $   (.21)     $    .65     $     .26      $    1.41
                                                                             ==========    =========    ===========    ==========

DIVIDENDS PER SHARE OF COMMON STOCK                                          $    .35      $    .35     $     .70      $     .70
                                                                             ==========    =========    ===========    ==========


See Notes to Financial Statements.

                                                                       Form 10-Q



                                                                                       Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)                                                    June 30
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in millions)                                                                 2001         2000
------------------------------------------------------------------------------------------------------------------------------------

CASH PROVIDED BY OPERATIONS:
   Net Income                                                                       $   282        $ 1,491
   Adjustments to Reconcile Net Income to Cash:
     Cumulative Effect of a Change in Accounting Principle, Net of Tax(g)               (11)             -
     Depreciation                                                                       667            704
     Amortization of Goodwill and Other Intangible Assets                               225            216
     Purchased In-Process Research and Development(e)                                     -            (11)
     Other Noncash Charges and Credits - Net                                            600            407
     Change in Operating Assets and Liabilities - Net                                (1,705)          (833)
                                                                                    -------        -------

       Cash Provided by Operations                                                       58          1,974
                                                                                    -------        -------

INVESTMENT ACTIVITIES:
   Purchases of Property, Plant and Equipment                                          (667)          (909)
   Investment in Affiliates                                                             (49)           (59)
   Payments for Businesses Acquired (Net of Cash Acquired)                              (39)           (41)
   Proceeds from Sales of Assets                                                        133            241
   Net Decrease in Short-Term Financial Instruments                                      58             59
   Miscellaneous - Net                                                                  (13)           (47)
                                                                                    -------        -------

         Cash Used for Investment Activities                                           (577)          (756)
                                                                                    -------        -------

FINANCING ACTIVITIES
   Dividends Paid to Stockholders                                                      (734)          (738)
   Net Increase in Borrowings                                                           852            106
   Acquisition of Treasury Stock                                                       (199)          (250)
   Proceeds from Exercise of Stock Options                                              125             39
   Increase in Minority Interests(j)                                                    622              -
                                                                                    -------        -------

         Cash Provided by (Used for) Financing Activities                               666           (843)
                                                                                    -------        -------

Effect of Exchange Rate Changes on Cash                                                (206)          (126)
                                                                                    -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    $   (59)       $   249
                                                                                    =======        =======




See Notes to Financial Statements.

                                                                       Form 10-Q


CONSOLIDATED BALANCE SHEET(a)                                                          June 30         December 31
------------------------------------------------------------------------------------------------------------------------------------

(Dollars in millions, except per share)                                                  2001             2000
------------------------------------------------------------------------------------------------------------------------------------

                                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                          $   1,481         $  1,540
   Marketable Securities                                                                     18               77
   Accounts and Notes Receivable                                                          5,532            4,552
   Inventories(k)                                                                         4,191            4,658
   Prepaid Expenses                                                                         415              228
   Deferred Income Taxes                                                                    627              601
                                                                                      ----------       ----------
     Total Current Assets                                                                12,264           11,656
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
   (June 30, 2001 - $20,618; December 31, 2000 - $20,468)                                13,701           14,182
GOODWILL AND OTHER INTANGIBLE ASSETS                                                      8,118            8,365
INVESTMENT IN AFFILIATES                                                                  2,121            2,206
OTHER ASSETS                                                                              2,930            3,017
                                                                                      ---------        ---------
       TOTAL                                                                          $  39,134          $39,426
                                                                                      =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts Payable                                                                   $   1,809         $  2,731
   Short-Term Borrowings and Capital Lease Obligations                                    4,374            3,247
   Income Taxes                                                                             104              250
   Other Accrued Liabilities                                                              3,255            3,027
                                                                                      ---------        ---------
     Total Current Liabilities                                                            9,542            9,255
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS                                        6,219            6,658
OTHER LIABILITIES                                                                         7,643            7,729
DEFERRED INCOME TAXES                                                                     2,021            2,105
                                                                                      ---------        ---------
     Total Liabilities                                                                   25,425           25,747
                                                                                      ---------        ---------
MINORITY INTERESTS(j)                                                                     1,010              380
                                                                                      ---------        ---------
STOCKHOLDERS' EQUITY(l)
   Preferred Stock                                                                          237              237
   Common Stock, $.30 par value; 1,800,000,000 shares authorized;
     shares issued at June 30, 2001 - 1,039,599,142; December 31,
     2000 - 1,129,973,354                                                                   338              339
   Additional Paid-In Capital                                                             7,578            7,659
   Reinvested Earnings                                                                   11,535           12,153
   Accumulated Other Comprehensive Income (Loss)                                           (262)            (188)
   Common Stock Held in Treasury at Cost (Shares:  June 30, 2001 -
     87,041,427; December 31, 2000 - 87,041,427)                                         (6,727)          (6,727)
   Common Stock Held in Trust for Unearned Employee Compensation
     and Benefits (Flexitrust), at Market (Shares:  June 30, 2001 - 0;
     December 31, 2000 - 3,601,199)                                                           -             (174)
                                                                                      ----------       ----------
     Total Stockholders' Equity                                                          12,699           13,299
                                                                                      ---------        ---------
     TOTAL                                                                            $  39,134        $  39,426
                                                                                      =========        =========


See Notes to Financial Statements.

                                                                       Form 10-Q


                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)


(a) These statements are unaudited, but reflect all adjustments that, in the opinion of management, are necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


                                                                         Three Months Ended           Six Months Ended
(b)   INDUSTRY SEGMENT INFORMATION(1)                                         June 30                     June 30
                                                                       ---------     --------     ----------    ----------
                                                                         2001         2000          2001          2000
                                                                       ---------     --------     ----------    ----------
     SEGMENT SALES(2)
     -------------
     Agriculture & Nutrition                                           $  1,517        $1,650       $  3,055      $  3,199
     Nylon                                                                  708           804          1,382         1,553
     Performance Coatings & Polymers                                      1,514         1,716          2,972         3,369
     Pharmaceuticals                                                        304           394            509           783
     Pigments & Chemicals                                                   952         1,038          1,903         1,998
     Polyester                                                              543           613          1,046         1,129
     Specialty Fibers                                                     1,141         1,284          2,327         2,600
     Specialty Polymers                                                   1,009         1,151          2,048         2,242
     Other                                                                   81           143            162           266
                                                                       ---------     --------     ----------    ----------

          Total Segment Sales                                             7,769         8,793         15,404        17,139

     Elimination of Intersegment Transfers                                 (127)         (177)          (273)         (336)
     Elimination of Equity Affiliate Sales                                 (654)         (703)        (1,282)       (1,298)
     Miscellaneous                                                            9             1              7             2
                                                                       ---------     --------     ----------    ----------

          CONSOLIDATED SALES                                           $  6,997        $7,914     $   13,856    $   15,507
                                                                       ---------     --------     ----------    ----------

     AFTER-TAX OPERATING INCOME (LOSS)(3)
     ---------------------------------
     Agriculture & Nutrition(4)                                        $    126      $     78     $     292     $      216
     Nylon                                                                 (141)           74          (124)           141
     Performance Coatings & Polymers(5)                                      17           129           149            308
     Pharmaceuticals                                                         10            51           (54)           105
     Pigments & Chemicals                                                    93           186           217            350
     Polyester                                                             (281)            8          (289)            12
     Specialty Fibers                                                        74           191           225            418
     Specialty Polymers                                                      53           183           183            348
     Other(6)                                                                (7)            6            (4)             6
                                                                       ---------     --------     ----------    ----------

          Total Segment ATOI                                                (56)          906           595          1,904

     Interest & Exchange Gains and Losses                                   (88)         (136)         (185)          (259)
     Corporate Expenses                                                     (69)          (82)         (139)          (154)
                                                                       ---------     --------     ----------    ----------

          INCOME (LOSS) BEFORE CUMULATIVE
               EFFECT OF A CHANGE IN ACCOUNTING
               PRINCIPLE                                               $   (213)     $    688     $     271     $    1,491

                                                                       =========     ========     ==========    ==========

                                                                       Form 10-Q



       FOOTNOTES TO NOTE (b)
       ---------------------

(1) Certain reclassifications of segment data have been made to reflect changes in organizational structure. The Agriculture & Nutrition segment now includes the Pioneer business. The Specialty Fibers segment now includes the new Apparel & Textile Sciences SBU, which comprises the former Lycra(R) business, nylon apparel and specialty textile businesses, and the polyester branded specialties businesses.

(2) Includes pro rata share of equity affiliate sales and intersegment transfers. Excludes sales of intermediates by DuPont to joint ventures within the Nylon and Polyester segments.

(3) Second quarter 2001 charges of $679 result from employee terminations, facility shutdowns, and asset impairments in the following segments:
       Agriculture & Nutrition - $80; Nylon - $143; Performance Coatings & Polymers - $60; Pigments & Chemicals - $30; Polyester - $264; Specialty Fibers - $30; Specialty Polymers - $32; and Other - $40.

(4) Second quarter 2000 includes a charge of $138 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999, and a charge of $62 to increase the company's reserve for Benlate(R) 50 DF fungicide litigation. Year-to-date 2001 and 2000 include noncash charges of $83 and $353, respectively, resulting from the sale of acquired Pioneer inventories. Year-to-date 2000 also includes the $62 charge for Benlate(R) litigation discussed above, a $109 gain resulting from the sale of certain equity securities classified as available for sale, and a credit of $11 to reduce the preliminary purchase price allocated to acquired in-process research and development.

(5) Second quarter 2000 includes a charge of $61 related to employee separation costs for about 1,000 employees, the shutdown of related manufacturing facilities, and other exit costs.

(6) Second quarter 2001 includes a gain of $34 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



(c) Second quarter 2001 includes a $52 gain resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks. Year-to-date 2000 includes a $176 gain resulting from the sale by Pioneer of certain equity securities classified as available for sale.

(d) In accordance with purchase accounting rules applied to the acquisition of the remaining 80 percent ownership interest in Pioneer on October 1, 1999, Pioneer inventory was increased to fair value. This inventory step-up generated noncash charges to cost of goods sold as the inventory on hand at the acquisition date was sold. Year-to-date 2001 charges were $133. Second quarter and year-to-date 2000 charges were $220 and $567, respectively.

     During second quarter 2000, a charge of $100 was also recorded to increase the company's reserve for Benlate(R) 50 DF fungicide litigation.

(e) Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition, for which technological feasibility has not yet been established, and which have no alternative future use in research and development activities or otherwise. Year-to-date 2000 includes a credit of $11 that was recorded based on revisions of preliminary purchase price allocations associated with the Pioneer acquisition.

(f) In the second quarter 2001, a restructuring program was instituted to further align resources consistent with the specific missions of the individual businesses thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions, particularly in the United States. In addition, write-downs were recorded principally in connection with the company's plan to sell certain of its Polyester businesses and manufacturing assets. Charges related to these activities totaling $1,046 reduced segment earnings as follows: Agriculture & Nutrition - $117; Nylon - $218; Performance Coatings and Polymers - $86; Pigments & Chemicals - $47; Polyester - $424; Specialty Fibers - $44; Specialty Polymers - $51; Other - $59.

     These charges included $441 related to termination payments for approximately 5,500 employees involved in technical, manufacturing, marketing and administrative activities. Charges have been reduced by estimated reimbursements pursuant to a manufacturing alliance with a third party. These charges reduced segment earnings as follows: Agriculture & Nutrition - $67; Nylon - $86; Performance Coatings and Polymers - $58; Pigments & Chemicals - $27; Polyester - $49; Specialty Fibers - $44; Specialty Polymers - $51; Other - $59. Termination benefits were communicated to employees prior to June 30, 2001, and such benefits may be paid to employees over time or via a single payment at the time of termination. At June 30, 2001, approximately $8 had been settled and charged against the related liability and approximately 2,500 employees had been terminated. The remainder of employee terminations will be completed during 2002.

     The charge also included $282 related to the write-down of operating facilities that were shut down during the second quarter principally due to transferring production to more cost competitive facilities. The charge covers the net book value of the facilities ($198) and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap and

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



       reimbursements from third parties ($84). The largest component relates to the shutdown of Nylon manufacturing facilities in Argentina; Germany; Camden, South Carolina; Chattanooga, Tennessee; and Seaford, Delaware ($132). In addition, Polyester manufacturing facilities in Wilmington and Kinston, North Carolina, were shut down ($102). Other charges are principally related to the shutdown of operating facilities in Agriculture & Nutrition and Pigments & Chemicals. Dismantlement and removal will be completed in 2002. The effect of these shutdowns on operating results was not material.

       In addition, in connection with the final integration of the Herberts acquisition by Performance Coatings, a charge of $20 relates to the cancellation of contractual agreements principally associated with the global distribution of products. About $1 had been settled and charged against this related liability at June 30, 2001. Termination of services under these contractual agreements will be completed in 2002. The effect of the contract terminations on operating results was not material.

       The remaining charge of $303 relates to the write-down of assets to their net realizable value pursuant to sales agreements. A charge of $273 was recorded in the Polyester segment in connection with the company's announcement that it had reached a definitive agreement to sell its domestic terephthalic (TPA), polyethylene terephthalate (PET) container resins and its staple businesses along with their associated manufacturing assets in Wilmington and Fayetteville, North Carolina, and Charleston, South Carolina, and to exit a polyester staple fiber joint venture. This reflects a continuation of the company's previously announced strategy to reshape its polyester investment. In addition the company recorded a charge of $30 to write down purchased intangible assets in the Agriculture & Nutrition segment to their net realizable value pursuant to a sale agreement. The company had previously established an intangible asset in connection with acquired patents principally related to wheat-based food ingredients. Due to significantly lower than expected opportunities in the specialty food ingredient market, the company is exiting this market segment. Both transactions closed in July 2001.

       Account balances and activity for the 2001 program are summarized below:


                                                                        Employee
                                                     Write-down        Separation           Other
                                                       of Assets           Costs        Exit Costs       Total
                                                     -------------     --------------   ----------      --------
        Charges to income in 2001                       $  501              $441             $104        $ 1,046
        Changes to accounts
           Asset impairments                              (303)                                             (303)
           Employee separation settlements                                    (8)                             (8)
           Facility shutdowns                             (198)                                             (198)
           Other expenditures                                                                  (1)            (1)
                                                        ------              ----             ----        -------
        Balance at June 30, 2001                        $    -              $433             $103        $   536
                                                        ======              ====             ====        =======

       In second quarter 2001, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. An update on second quarter activity is provided below under the respective prior years' activities. A complete discussion of these activities is included in Item 8 of the company's Annual Report on Form 10-K for the period ending December 31, 2000, at Note 6 "Employee Separation Costs and Write-down of Assets."

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



       2000 Activities

       Performance Coatings & Polymers

       A restructuring program was instituted in the second quarter to continue the consolidation of business assets and to eliminate redundancies as a result of the 1999 acquisition of Herberts by Performance Coatings. Charges resulting from these activities totaled $96. The charges included $71 related to termination payments to be settled over time for about 1,000 employees involved in technical, manufacturing, marketing and administrative activities. At June 30, 2001, essentially all employees had been terminated, and about $50 had been settled and charged against the related liabilities. Restructuring charges of $13 related to the write-down of operating facilities that were shut down in the second quarter. The remaining charge of $12 relates to the cancellation of contractual agreements and, as of June 30, 2001, about $9 had been settled and charged against the related liability. At June 30, 2001, this program has been completed.

       Pigments & Chemicals

       A restructuring program was instituted in the third quarter to address poor economic and intensely competitive market conditions for the Chemical Solutions Enterprise. Charges resulting from this restructuring totaled $28. This charge included $24 related to the write-down of operating facilities at the New Jersey Chambers Works site that were shut down in the third quarter. The charge covers the net book value of the facilities of $15 and estimated dismantlement and removal costs less estimated proceeds from the sale of equipment and scrap of $9. At June 30, 2001, about $4 had been charged against the liability for dismantlement and removal and these activities will be completed in 2001. The remaining restructuring charge of $4 relates to employee termination payments to be settled over time for approximately 65 employees involved in manufacturing and technical activities. At March 31, 2001, essentially all employees had been terminated thereby completing this portion of the program. At June 30, 2001, about $2 in employee termination installment benefits had been settled and charged against the related liability.

       Account balances and activity for the 2000 restructuring programs are summarized below:


                                                                        Employee
                                                     Write-down        Separation           Other
                                                       of Assets           Costs        Exit Costs       Total
                                                     -------------     --------------   ----------      --------
        Balance at December 31, 2000                       $   -            $  48           $  16        $  64
        Changes to accounts
           Employee separation settlements                                    (15)                         (15)
           Other expenditures                                                                  (5)          (5)
                                                       ----------       ----------      ----------   ----------
        Balance at March 31, 2001                              -               33              11           44

        Changes to accounts
           Employee separation settlements                     -              (10)                         (10)
           Other expenditures                                                                  (3)          (3)
                                                       ----------       ----------      ----------   ----------
        Balance at June 30, 2001                           $   0            $  23           $   8        $  31
                                                       ==========       ==========      ==========   ==========

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



       1999 Activities

       Agriculture & Nutrition

       A restructuring program was instituted in the third quarter to address poor economic and intensely competitive market conditions for DuPont Crop Protection. Charges resulting from these restructuring activities totaled $124. This charge included $45 related to employee termination payments to be settled over time for approximately 800 employees involved in technical, manufacturing, marketing and administrative activities. A net benefit of $2 was subsequently recorded to reflect lower costs associated with employees who accepted other work assignments partially offset by higher costs associated with employees that were terminated. At December 31, 2000, approximately 730 employees had been terminated and the remaining employees have accepted other work assignments within the company thereby completing this portion of the program. At June 30, 2001, approximately $38 had been settled and charged against the related liability.

       The remaining restructuring charge of $79 principally related to the write-down of operating facilities that were shut down in 1999. The effect on results of removing these facilities from operations was not material. The charge covers the net book value of the facilities ($64) and estimated dismantlement and removal costs less estimated proceeds from the sale of equipment and scrap ($15). A benefit of $6 was subsequently recorded to reflect lower costs associated with dismantlement and removal. At June 30, 2001, approximately $7 in dismantlement and removal costs had been paid.

       Nylon Enterprise

       The company also recorded a charge of $28 in the third quarter associated with restructuring activities in Europe to modernize and consolidate sites. This included employee termination payments to be settled over time of $15 to about 120 employees involved principally in manufacturing activities at several locations. A charge of $2 was subsequently recorded to reflect higher costs associated with terminating employees. At December 31, 2000, essentially all employees had been terminated thereby completing this program. At June 30, 2001, approximately $16 had been settled and charged against the related liability. Also included was $13 for a manufacturing facility that was shut down in 1999.

       Polyester Enterprise

       A restructuring program was instituted in the second quarter to address poor economic and intensely competitive market conditions. Charges of $60 relate to employee separation costs to be settled over time for about 850 employees primarily engaged in manufacturing. A net benefit of $2 was subsequently recorded to reflect lower costs associated with employees who accepted other work assignments partially offset by higher costs associated with terminating employees. At December 31, 2000, approximately 800 employees had been terminated and the remaining employees had accepted other work assignments within the company thereby completing this program. At June 30, 2001, about $55 in employee termination installment benefits had been charged against the related liability.

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



       Account balances and activity for the 1999 restructuring programs are summarized below:


                                                                         Employee
                                                       Write-down        Separation      Other
                                                       of Assets           Costs       Exit Costs   Total
                                                       ----------        ----------    ----------   -----
       Balance at December 31, 2000                      $   -             $ 18          $   4      $ 22
       Changes to accounts
           Employee separation settlements                                   (6)                      (6)
           Other expenditures                                                               (1)       (1)
                                                         -----             ----          -----      ----
       Balance at March 31, 2001                             -               12              3        15

       Changes to accounts
           Employee separation settlements                                   (3)                      (3)
           Other expenditures                                                               (1)       (1)
                                                         -----             ----          -----      ----
       Balance at June 30, 2001                          $   -             $  9          $   2      $ 11
                                                         =====             ====          =====      ====


       1998 Activities

       During the third quarter 1998 the company recorded a charge of $577 directly related to management decisions to implement company-wide productivity improvement initiatives. These charges included $310 related to employee separation costs to be settled over time, substantially all of which were for estimated termination payments for approximately 4,100 employees, and were based on plans that identified the number of employees to be terminated, their functions and their businesses. A net benefit of $33 was subsequently recorded to reflect changes in estimates. As of December 31, 1999, about 4,000 employees had been terminated and the remaining employees have accepted other work assignments within the company thereby completing this program. At June 30, 2001, about $272 in employee termination installment benefits had been settled and charged against the related liability.

       The remaining charge of $267 is related to write-downs of property, plant and equipment, principally due to the shutdown of excess production capacity, and there are no outstanding liabilities related to this shutdown.

       Account balances and activity for the 1998 restructuring programs are summarized below:


                                                                       Employee
                                                     Write-down       Separation      Other
                                                     of Assets          Costs       Exit Costs      Total
                                                     ----------       ----------    ----------      -----
       Balance at December 31, 2000                     $    -           $    7          $   -       $ 7
       Changes to accounts
           Employee separation settlements                                   (2)                      (2)
                                                        ------           ------          -----       ---
       Balance at March 31, 2001 and
           June 30, 2001                                $    -           $    5          $   -       $ 5
                                                        ======           ======          =====       ===

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



(g) On January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in a pretax cumulative-effect-type adjustment to income of $19 million ($11 million after-tax). The primary component of this gain is related to the company's position in certain stock warrants, which were previously accounted for as available-for-sale securities for which changes in fair value have been reflected in accumulated other comprehensive income (loss). The company also recorded a pretax increase to accumulated other comprehensive income (loss) of $10 million ($6 million after-tax). The increase in accumulated other comprehensive income (loss) is primarily due to unrealized gains in agricultural commodity hedging programs.

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

     Fair Value Hedges
     -----------------

     During both the three and six months ended June 30, 2001, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company maintains no other fair value hedges.

     Cash Flow Hedges
     ----------------

     The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of foreign currency-denominated revenues and major raw material purchases from vendors outside of the United States. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, ethane, corn, soybeans, and soybean meal. While each risk management program has a different time horizon, no program currently extends beyond the next two-year period.

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


                                                                  Three Months Ended         Six Months Ended
                                                                     June 30, 2001            June 30, 2001
                                                                        Pretax                   Pretax
                Cash Flow Hedge Results                               Gain/(Loss)              Gain/(Loss)
       -------------------------------------------                ------------------        -----------------
       Hedge ineffectiveness reported in earnings                         $(3)                      $  (6)
       Hedge gains/(losses) excluded from
           assessment of hedge effectiveness                               (9)                        (15)
       Reclassification to earnings for forecasted
           transactions that did not occur                                  -                           -


                                                           Three Months Ended              Six Months Ended
          Accumulated Other Comprehensive                     June 30, 2001                  June 30, 2001
                   Income (Loss)                       ---------------------------    ---------------------------
            (Cash Flow Hedge Portion Only)             Pretax    Tax     After-Tax    Pretax    Tax     After-Tax
       -----------------------------------------       ------   -------  ---------    ------   -------  ---------
       Beginning balance                                $(13)    $  5      $  (8)      $  10    $ (4)     $    6
       Additions and revaluations of derivatives
         designated as cash flow hedges                  (17)       6        (11)        (44)     16         (28)
       Less:  Clearance of hedge results to
         earnings                                         (2)       1         (1)         (6)      2          (4)
                                                       ------    -----     ------      ------   -----     -------
       Ending balance                                  $ (28)    $ 10      $ (18)      $ (28)    $10      $  (18)
                                                       ======    =====     ======      ======   =====     =======
       Portion of ending balance expected to be
         reclassified into earnings over the next
         twelve months                                 $ (17)    $  6      $ (11)      $ (17)    $ 6      $  (11)
                                                       ======    =====     ======      ======   =====     =======

       Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize.

       Hedges Of Net Investment In A Foreign Operation
       -----------------------------------------------

       During both the three and six months ended June 30, 2001, the company has not maintained any hedges of net investment in a foreign operation.

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

(h) Basic earnings per share is computed by dividing income (loss) available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income (loss) before cumulative effect of a change in accounting principle and net income (loss) is reduced by preferred dividends of $2.5 and $5.0 for the three- and six-month periods, respectively. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued.


                               Three Months Ended                           Six Months Ended
                                    June 30                                     June 30
                      -----------------------------------          -----------------------------------
                          Basic                Diluted                Basic                Diluted
                      -------------         -------------          -------------        -------------
           2001       1,041,759,701         1,041,759,701          1,041,962,856        1,047,878,439
           2000       1,045,857,572         1,053,658,428          1,046,447,044        1,055,367,888

       The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised. The diluted weighted-average number of common shares outstanding for the three-month period ended June 30, 2001 excludes incremental shares of 6,025,863 related to in-the-money stock options. These shares are excluded due to their antidilutive effect as a result of the company's net loss during the three-month period ended June 30, 2001.

       The following average stock options are antidilutive, and therefore are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:


                                            Three Months Ended                Six Months Ended
                                                 June 30                           June 30
                                        --------------------------        ----------------------------
                                           2001            2000              2001              2000
                                        ----------      ----------        ----------        ----------
         Average Stock Options          35,173,734      35,059,358        35,259,106        24,220,698

       Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $1 and $(4) for the three months and $2 and $(29) for the six months ended June 30, 2001, and 2000, respectively.

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

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



(i) Year-to-date earnings per share do not equal the sum of quarterly earnings per share due to changes in average share calculations.

(j)    Minority Interests
       ------------------

       In May 2001, the company transferred assets to a new wholly owned limited liability company as security for the arrangement described below. That company contributed capital to a second new limited liability company in exchange for a managing member interest. A third party investor also contributed capital to the second limited liability company in exchange for a noncontrolling preferred member interest. As a result of the transaction, the company received net proceeds of $622. The preferred member interest earns a cumulative adjustable return on its investment; the initial after-tax rate of return reflected in "Minority Interest in Earnings of Consolidated Subsidiaries" in the Consolidated Income Statement is 3.08 percent. These entities are separate legal entities and have separate assets and liabilities. They are included in the company's consolidated financial statements and the third-party investor's interest is included in "Minority Interests" in the Consolidated Balance Sheet.

       Absent certain events, the company has the option to acquire the preferred member's interest in the second limited liability company. At May 23, 2006, the preferred member adjustable return may be renegotiated at the request of the company or the preferred member. If agreement on the adjustable return is not reached, the company will redeem the preferred member's interest or remarket it to another third party.


                                                                          June 30               December 31
(k)    Inventories                                                          2001                   2000
       -----------                                                        --------              -----------
         Finished Products                                                $  2,951               $  2,818
         Semifinished Products                                                 898                  1,504
         Raw Materials and Supplies                                            931                    907
                                                                         ---------               --------
                                                                             4,780                  5,229
         Less:  Adjustment of Inventories to a Last-In,
           First-Out (LIFO) Basis                                              589                    571
                                                                         ---------               --------
              Total                                                       $  4,191               $  4,658
                                                                         =========               ========

                                                                       Form 10-Q



                          NOTES TO FINANCIAL STATEMENTS
                     (Dollars in millions, except per share)
                                   (continued)



(l) The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:


                                                             Three Months Ended            Six Months Ended
                                                                  June 30                      June 30
                                                          ------------------------      ----------------------
                                                            2001           2000           2001         2000
                                                          ---------      ---------      ---------    ---------
         Net Income (Loss)                                 $  (213)       $   688           $282       $1,491
         Cumulative Translation Adjustment                       -            (13)           (32)         (20)
         Cumulative Effect of Change in
           Accounting Principle                                  -              -              6            -
         Net Revaluation and Clearance of
           Cash Flow Hedges to Earnings                        (10)             -            (24)           -
         Unrealized Gains (Losses)
           on Securities                                        12            (37)*          (24)        (166)*
                                                           --------       --------       -------      -------
         Total Comprehensive Income (Loss)                 $  (211)       $   638           $208       $1,305
                                                           ========       ========       =======      =======

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

               . To a significant degree, results in the company's Agriculture & Nutrition segment reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the United States occur in the first half of the year. In addition, demand for products produced in this segment may be affected by market acceptance of genetically enhanced products.

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

           (a)  Results of Operations

                (1) Financial Results:

                    Including one-time items in both periods, diluted earnings
            (loss) per share for second quarter 2001 were $(.21) compared to $.65 in 2000. Second quarter 2001 diluted earnings per share before one-time items was $.41 per share, 54 percent below the $.90 per share earned in the second quarter of 2000.

                    Second quarter 2001 consolidated sales totaled $7.0 billion compared to $7.9 billion in 2000. Segment sales, which include intersegment transfers and a pro rata share of sales by equity affiliates, were $7.8 billion, down 12 percent from $8.8 billion in 2000. This principally reflects 10 percent lower volume. In addition, modest increases in local selling prices were more than offset by adverse currency effects, principally from the weaker euro and Japanese yen, which reduced worldwide segment sales by 2 percent.

                    Regional segment sales and related variances for the second quarter 2001 compared with the second quarter 2000 are summarized below:


                                                                          % Change Due To
                                                            -----------------------------------------------
                               2Q '01     % Change          Local        Currency                 Portfolio
       Segment Sales             $B       vs. 2Q '00        Price         Effect      Volume       Changes
     ---------------------     --------   ------------      -----      ------------   ------       -------
     Worldwide                     7.8         (12)             1           (2)         (10)           (1)
        U.S.                       3.9         (16)             1            0          (16)           (1)
        Europe                     1.9          (4)             3           (5)          (2)            0
        Asia Pacific               1.1          (7)             1           (5)          (3)            0
        Canada, Mexico,
         S. America                0.8         (12)            (4)          (2)          (6)            0

                                                                       Form 10-Q



               . U.S. second quarter sales volume, excluding portfolio changes, declined 16 percent principally reflecting lower volumes in the Specialty Polymers, Nylon, Specialty Fibers, Performance Coatings & Polymers and Pharmaceuticals segments.

               . European volume declined 2 percent with local currency prices up 3 percent. However, the stronger dollar reduced European sales by 5 percent.

               . Asia Pacific sales continue to weaken, down 7 percent, reflecting lower volume and the negative impact of weaker currencies, particularly the Japanese yen.

                        Including one-time items, second quarter net income was
            a loss of $213 million compared to earnings of $688 million in 2000. The earnings decline reflects significantly lower results across all the company's segments principally due to lower U.S. sales volumes, higher raw material costs, and a stronger U.S. dollar.

                        Net income before one-time items was $432 million,
            compared to $949 million in the second quarter of 2000, down $517 million or 54 percent. One-time items are described below and in the notes to the accompanying financial statements:


                                                       $MM Pretax           $MM After-Tax        ($ Per Share)
                                                    -----------------     -----------------     ------------------
                                                     2001       2000       2001       2000       2001       2000
                                                    ------     ------     ------     ------     ------     ------
     Pioneer - Inventory Step-up                         -       (220)         -       (138)         -       (.13)
     Sale of Affiliate Stock                            52          -         34          -        .03         -
     Benlate(R)Accrual                                   -       (100)         -        (62)         -       (.06)
     Employee Separations/Facility Shutdowns          (743)       (98)      (491)       (61)      (.47)      (.06)
     Asset Impairments (Principally Polyester)        (303)         -       (188)         -       (.18)         -
                                                    ------     ------     ------     ------     ------     ------
     2nd Quarter - Total                              (994)      (418)      (645)      (261)      (.62)      (.25)
                                                    ======     ======     ======     ======     ======     ======

                        In the second quarter 2001, a restructuring program was
            instituted to further align resources consistent with the specific missions of the individual businesses thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions, particularly in the United States. Under the program, the company will terminate approximate 5,500 employees involved in technical, manufacturing, marketing and administrative activities, reduce the contractor work force by about 1,300, and shut down operating facilities principally due to transferring production to more cost competitive facilities. A more detailed description of these activities is contained in the notes to the accompanying financial statements.

                        As a result of this program, the company expects total
            pretax cost savings to exceed $400 million per year when completed. The company anticipates that about one-third of these savings would be realized by year-end 2001 and the balance essentially realized next year. About 60 percent of these savings will result in reduced Cost of Goods Sold and Other Operating Charges, about 30 percent in Selling, General and Administrative Expenses and the balance in Research and Development Expense. Facility shutdowns and contract cancellations resulting in lower depreciation and lease expense will contribute about $35 million of the total cost savings.

                        In the aggregate, payments from operating cash flows to
            terminated employees and third parties for dismantlement and removal activities and contract cancellations will total about $420 million. About 45 percent of these cash outlays will be made in 2001 and most of the remaining payments will be made next year.

                                                                       Form 10-Q



                (2) Segment Performance:

                       The following compares second quarter 2001 with second
            quarter 2000, for sales and earnings of each segment, excluding the earnings impact of one-time items described in the "Industry Segment Information" table on page 6. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affiliates.

                    . Agriculture & Nutrition - ATOI declined 26 percent on 8 percent lower sales. Pioneer sales were $771 million, down 4 percent, while remaining sales in the segment were down 12 percent. Crop Protection earnings were principally affected by lower U.S. volumes and by currency in Europe and Asia.

                    . Nylon - Sales decreased 12 percent with ATOI down 97 percent, principally reflecting the impact of 23 percent lower U.S. volumes and higher raw material costs. Sales declines were principally due to lower flooring volumes, particularly in the United States.

                    . Performance Coatings & Polymers - Sales were 12 percent lower than 2000 reflecting lower worldwide vehicle builds and lower refinish sales, as well as the weak euro. In addition to lower volumes, increased raw material costs were a significant factor in lower results in Engineering Polymers and Elastomers. Segment ATOI declined 59 percent.

                    . Pharmaceuticals - ATOI was $10 million versus $51 million last year, primarily due to 23 percent lower sales. The DuPont share of Cozaar(R)/Hyzaar(R) U.S. operating profits increased this quarter versus last year. Major product sales are shown below:


                                                                2Q 2001         1Q 2001        2Q 2000
                                                                -------         -------        -------
                                                                           ($ in millions)
                                 Coumadin(R)                         52              26             69
                                 Sustiva(TM)                         87              55            141
                                 Cardiolite(R)/Miraluma(TM)          53              18             62

                    . Pigments & Chemicals - ATOI declined 34 percent on 8 percent lower sales with lower earnings in all strategic business units reflecting 7 percent lower worldwide volume. Segment earnings were also negatively affected by higher raw material and energy costs in White Pigment & Mineral Products and DuPont Chemical Solutions Enterprise.

                    . Polyester - Sales were 11 percent lower, reflecting depressed conditions in worldwide markets. Margins continue to be reduced by higher raw material and energy costs. The second quarter loss was $17 million.

                    . Specialty Fibers - Sales and ATOI were 11 percent and 46 percent lower, respectively. Continued earnings growth from Advanced Fiber Systems was more than offset by lower earnings from Apparel and Textile Sciences which declined 85 percent, adversely affected by the weak euro, higher raw material costs, and very weak U.S. apparel and textile markets. Earnings for Nonwovens were essentially flat on modestly higher sales.

                                                                       Form 10-Q



                    . Specialty Polymers - Sales were down 12 percent. Segment ATOI declined 54 percent with lower earnings in all strategic business units. Electronic Technologies and Fluoropolymers were adversely affected by the significant slowdown in electronics and related high-technology markets. The decline in Packaging & Industrial Polymers earnings resulted from lower volumes and higher raw materials costs. DuPont Surfaces and Imaging Technologies results also reflect the economic downturn.

                (3) Outlook:

                        The company maintains a cautious view of the broader
            business environment in the second half of 2001, characterized by the following key elements:

                    . It does not appear that the second quarter marked the bottom of the current economic downturn, and the company expects conditions to continue to deteriorate into the third quarter.

                    . The company expects the U.S. economy to stabilize, but not to materially improve, by the fourth quarter this year. The company believes that any modest upturn in the U.S. is likely to be offset by further declines in Europe, Asia, and South America. The company also expects the electronics markets to continue to decline through the fourth quarter of 2001.

                    . Although the company is hopeful that the burgeoning financial crisis in Argentina and Brazil will not spread, it is expected to affect fourth quarter southern hemisphere agricultural sales and other businesses in the region.

                    . For the second half of 2001, the company expects the purchased costs for raw materials to remain at approximately current levels and the U.S. dollar to stay in roughly its current exchange range versus trade-weighted average currencies.

                         Based on this view, the company anticipates that the
            third quarter 2001 will be substantially more challenging than the second quarter, as judged by year-over-year earnings per share comparisons. Accordingly, the company expects third quarter earnings to be at least 70 percent below those reported for third quarter last year. The company does expect some mitigation of these downward trends in the fourth quarter of 2001, due to savings from its restructuring activities and assuming stabilization in the U.S. manufacturing sector.

           (b)  Financial Condition


                                                                                      Six Months Ended
                                                                                          June 30
                                                                                 ------------------------
                               Selected Cash Flow Information                      2001           2000
                ----------------------------------------------------------       ---------      ---------
                                                                                      ($ in millions)
                Cash Provided by Operations                                        $   58         $1,974
                Purchases of Property, Plant and Equipment                           (667)          (909)
                Proceeds from Sales of Assets                                         133            241
                Dividends Paid to Stockholders                                       (734)          (738)
                Acquisition of Treasury Stock                                        (199)          (250)

                                                                       Form 10-Q



           Cash provided by operations was $58 million for the first half of 2001 as compared to almost $2 billion for the same period in 2000. This decline in cash provided by operations is principally due to a reduction in net income of $1.2 billion this year. In addition, the company reduced its operating assets during the first half of 2000 by $500 million as a result of cash proceeds from the securitization of accounts receivable.

           Year-to-date purchases of property, plant and equipment were $667 million in 2001, as compared to $909 million spent in 2000. The lower spending level reflects management's intent to limit full year 2001 total capital spending, including purchases of property, plant and equipment, investments in affiliates, and payments for businesses acquired, to about $1.6 billion for the year.

           Proceeds from the sale of assets in the first half of 2001 were $133 million primarily reflecting proceeds from the company's sale of stock that reduced its ownership interest in DuPont Photomasks. Proceeds from the sale of assets in the first half of 2000 were $241 million primarily reflecting the sale of certain available for sale securities held by Pioneer and other small operating assets. In June 2001, the company announced an agreement to sell DuPont Pharmaceuticals to Bristol-Myers Squibb Company for $7.8 billion. Closing of the sale is expected later this year, subject to government approvals.

           The per share dividend paid to stockholders in second quarter 2001 and 2000 was $.35 per share. This rate has been in effect since second quarter 1998.

           In July 2000, the company's Board of Directors approved a plan to purchase the total number of shares of DuPont common stock, which can be purchased for $2.5 billion. These purchases are not limited to those needed to offset dilution from shares issued under compensation programs. Under the July 2000 authorization, the company spent $199 million in the first six months of 2001 to purchase and retire 4.8 million shares. To date under the July 2000 authorization, the company has spent $411 million to purchase and retire 9.3 million shares. DuPont anticipates completing this program in 2001 and for it to be largely funded from proceeds received in connection with the sale of DuPont Pharmaceuticals. In addition, the company's Board of Directors authorized a new $2 billion share buyback plan in June 2001 to begin once the current program is complete.

           Minority interests increased $622 million in the first half reflecting a third party's investment in a newly formed limited liability company as discussed in Note (j) on page 16.

           Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at June 30, 2001, was $9.1 billion, as compared to $8.3 billion at year-end 2000. The increase in debt primarily reflects the issuance of commercial paper. Proceeds from the DuPont Pharmaceuticals sale will also contribute to management's plan to reduce debt from the current level, ending the year with net debt substantially below last year-end.

           Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

           (c)  Other Items

                New Accounting Standards
                ------------------------

           In June 2001, the Financial Accounting Standards Board (FASB) approved two new accounting standards: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." DuPont has adopted SFAS No. 141 as of July 1,

                                                                       Form 10-Q



2001 and will adopt SFAS No. 142, on January 1, 2002. The nonamortization and amortization provisions of SFAS No. 142 will also be applied to goodwill and intangible assets, if any, acquired after June 30, 2001. SFAS No. 141 establishes the purchase method as the only acceptable method for recording the acquisition of an entity for all business combinations initiated after June 30, 2001. It also applies to all business combinations accounted for using the purchase method of accounting after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, an initial (and annually thereafter) impairment test of these assets must be performed. In the initial test, if there is impairment, an adjustment must be recorded in net income as a cumulative effect of a change in accounting principle (net of tax). Impairment losses after the initial adoption impairment test will be recorded as part of income from continuing operations.

           While DuPont is in the early phases of analyzing the effect of SFAS No. 142 on its consolidated financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in 2002 as a result of adopting SFAS No. 142 is approximately $150 million after-tax.

                DuPont  Pharmaceuticals Pending Sale
                ------------------------------------

           On June 7, 2001, the company announced an agreement to sell DuPont Pharmaceuticals to Bristol-Myers Squibb Company for $7.8 billion in cash. As part of the transaction, DuPont will retain its interest in Cozaar(R)/Hyzaar(R). The transaction is expected to close later this year, subject to government approvals. A copy of the Purchase Agreement, signed on June 7, 2001, is attached as Exhibit 10.13.

                Pioneer Patent Disputes
                -----------------------

                YieldGard(R) MON 810 Bt Insect Resistant Corn

                In July 1993, the Monsanto Company and Pioneer entered into an agreement relating to the development and marketing of MON 810 Bt corn, a product resistant to the European Corn Borer. Under the terms of the agreement, Monsanto granted Pioneer the right to sell and produce MON 810 Bt corn under Monsanto's registered trademark YieldGard(R). Subsequently, in a lawsuit in the U.S. District Court for the Eastern District of Missouri (St. Louis), Monsanto sought to terminate the agreement. On August 24, 2000, a jury found that Pioneer had materially breached the agreement. The court entered judgment on January 2, 2001 terminating the agreement. The court, however, ruled that Monsanto was not entitled to any past damages for the alleged breach. The company is appealing the judgment.

           In 1996, DEKALB Genetics Corporation filed a number of patent infringement lawsuits in the U.S. District Court for the Northern District of Illinois (Rockford) alleging that YieldGard(R) corn sold by Pioneer infringed its patents. At the time the first lawsuit was filed, Monsanto had a substantial equity interest in DEKALB and subsequently acquired all of DEKALB. Pioneer believes that it does not infringe any of the DEKALB patents and that these patents are invalid and unenforceable. Also, Pioneer believes that it has an implied license under the DEKALB patents by virtue of Monsanto's acquisition and control of DEKALB and the 1993 agreement between Monsanto and Pioneer granting Pioneer the right to produce and sell YieldGard(R) corn. In February 2001, the first case ended in a mistrial because the jury could not arrive at a unanimous verdict. This case has been rescheduled for trial starting October 1, 2001.

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

                                                                       Form 10-Q



           In May 2000, Aventis CropScience filed a patent infringement lawsuit against Pioneer in the U.S. District Court for the Middle District of North Carolina alleging that YieldGard(R) corn sold by Pioneer and a new Bt corn product being developed by Pioneer infringed its patents. In December 2000, Monsanto filed its own action against Aventis in the U.S. District Court for the Eastern District of Missouri seeking a declaration that the Aventis patents are invalid, unenforceable and not infringed. The North Carolina action is proceeding with pretrial discovery.

                Glyphosate Tolerant Soybeans

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

           The court found that its determination involved controlling questions of law as to which there is a substantial difference of opinion and that an immediate appeal would advance the ultimate determination of this litigation. Those questions involve whether federal common law or state merger law should control the transferability of patent licenses. The court has certified its decision for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. Pioneer has filed an appeal. The company believes that the appellate court will ultimately find that state merger law rather than federal common law controls in merger situations and, therefore, that no prohibited license transfer took place when DuPont acquired Pioneer. The district court has stayed all other proceedings regarding patent infringement and trade secret claims pending the outcome of the appeal. A favorable decision for Pioneer on appeal will reinstate the license and preclude all other claims.

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

           Management does not anticipate that the ultimate outcome of the lawsuits discussed under the subheadings "YieldGard(R) MON 810 Bt Insect Resistant Corn" and "Glyphosate Tolerant Soybeans" will have a material adverse effect on the company's consolidated financial position or liquidity, although it could be significant to the results of operations of the Agriculture & Nutrition segment in the period recognized.

                Purchased In-Process Research and Development
                ---------------------------------------------

           No significant changes occurred during the second quarter 2001 with respect to in-process research and development projects related to the company's acquisitions in prior years.

                                                                       Form 10-Q



                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Benlate(R)
---------
           In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. Based on the belief that Benlate(R) 50 DF would be found to be a contributor to the claimed damage, DuPont began paying crop damage claims. In 1992, after 18 months of extensive research, DuPont scientists concluded that Benlate(R) 50 DF was not responsible for plant damage reports received since March 1991. Concurrent with these research findings, DuPont stopped paying claims. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 120 cases are pending. Most of these lawsuits were filed by growers who allege plant damage from using Benlate(R) 50 DF, although some include claims for alleged damage to shrimping operations from Benlate(R) 50 OD and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include general allegations of fraud and misconduct.

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

           Pending against the company in state court in Broward County, Florida, are 30 cases brought by Ecuadorian shrimp farmers alleging that Benlate(R) 50 OD, applied to banana plantations in Ecuador, ran off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried, in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million and $16 million, respectively. The company has appealed both cases. DuPont contends that the deaths of the shrimp are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate(R) 50 OD. The untried cases are on hold awaiting resolution of the tried cases by the appellate court.

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

           The company's balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges. In April of 2001, the company announced that it will discontinue the manufacture of its fungicide Benomyl and will phase out sales of Benlate(R) in all its forms from the global market. No sales will occur after December 2001 and the company expects all product will clear the channels of trade by the end of 2002.

                                                                       Form 10-Q



Environmental Proceedings
-------------------------

           On September 2, 1997, the U.S. Department of Justice (DOJ) filed suit against DuPont related to an August 1995 oleum release from DuPont's plant in Wurtland, Kentucky. DuPont previously paid a $125,000 fine and agreed to undertake supplemental environmental projects, related to the oleum release, valued at $460,000. In its complaint, the DOJ alleges violations under Section 112(r) of the Clean Air Act (CAA), Section 103(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Section 304(a)(1) of the Emergency Planning and Community Right-to-Know Act. DOJ offered to settle this action for $2,700,000. DuPont and the DOJ have reached a settlement to resolve this matter. DuPont agreed to pay $650,000 for an emergency planning computer system to be in place and operating by September 2001 for 10 counties in Kentucky, and to pay a penalty of $850,000. A Consent Decree formalizing the settlement was filed with the Court on August 1, 2000 and entered on September 19, 2000. DuPont completed providing the emergency planning computer system for the 10 Kentucky counties in March 2001. DuPont is obligated to provide annual refresher computer training for the counties for the next four years, ending after 2005. Satisfaction of this training requirement will complete DuPont's obligations under the Consent Decree.

           On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride
(HF)/tar mixture was released from DuPont's Louisville, Kentucky fluoroproducts facility. This release lasted about 40 minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. DOJ proposed a settlement prior to filing its action for $1.7 million. Subsequently, by letter dated July 13, 1999, the DOJ provided "formal notice" to DuPont that, due to the May 1997 HF release, DOJ intended to bring a "federal court action" against DuPont under the CAA Section 112(r) -- General Duty Clause. DuPont has contested the proposed $1.7 million fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident. DuPont presented settlement offers to the DOJ and EPA in December 2000 and in June 2001. DuPont, DOJ and EPA continue settlement discussions.


Item 5.    OTHER INFORMATION

Organization
------------

           Effective July 1, 2001, Richard H. "Dick" Brown, chairman of the board and chief executive officer of EDS, joined the DuPont Board of Directors.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibit index filed with this Form 10-Q is on pages 30 and 31.

          (b)  Reports on Form 8-K

               1. On April 2, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No.
                    333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated April 2, 2001, entitled "DuPont Plans Targeted Reductions To Improve Competitiveness."

                                                                       Form 10-Q



          2. On April 19, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated April 19, 2001, entitled "DuPont To Phase Out Sale Of Benlate(R)."

          3. On April 24, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated April 24, entitled "DuPont Reports First Quarter 2001 Earnings."

          4. On May 24, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated May 23, 2001, entitled "DuPont Chief Operating Officer Addresses Goldman Sachs Chemical Investors Forum."

          5. On June 8, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated June 7, 2001, entitled "DuPont to Sell Pharmaceuticals Unit to Bristol-Myers Squibb Company for $7.8 Billion; Board Authorizes New Share Buyback Program."

          6. On June 15, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated June 14, 2001, entitled "DuPont to Sell Selected U.S. Polyester Businesses to Alpek S.A. de C.V.; Sale Includes Manufacturing Assets in North Carolina and South Carolina."

          7. On July 3, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated July 2, 2001, entitled "Global Economic Slowdown Affects DuPont Second Quarter Earnings."

          8. On July 25, 2001, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that my be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other
               Events," the Registrant filed a news release, dated July 25, 2001, entitled "DuPont Reports Second Quarter 2001 Earnings."

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



                                       E. I. DU PONT DE NEMOURS AND COMPANY
                                                 (Registrant)


                                       Date:          August 7, 2001
                                       -----------------------------------------



                                       By         /s/ John P. Jessup
                                       -----------------------------------------
                                                     John P. Jessup
                                           Vice President - Finance & Controller
                                             (As Duly Authorized Officer and
                                                 Chief Accounting Officer)

                                                                       Form 10-Q



                                  EXHIBIT INDEX


Exhibit
Number                                Description
-------        -----------------------------------------------------------------
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

 10.2* The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).

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

 10.7* Company's Salary Deferral & Savings Restoration Plan, as last amended September 20, 2000, effective January 1, 2000 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31,
               2001).

 10.8* Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 (incorporated by reference to
               Exhibit 10.8 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).



-----------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

                                                                       Form 10-Q



                                  EXHIBIT INDEX
                                   (continued)


Exhibit
 Number                                 Description
--------       -----------------------------------------------------------------

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

  10.13 Company's Purchase Agreement dated June 7, 2001, by and among the company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb Company.

     12        Computation of Ratio of Earnings to Fixed Charges.




-----------------------------------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.