Form 10-Q
period 2001-09-30
DUPONT E I DE NEMOURS & CO
filed 2001-11-09
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

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

1,025,162,296 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2001.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

Page(s)

Part I Financial Information

Item 1. Financial Statements
Consolidated Income Statement	3
Consolidated Statement of Cash Flows	4
Consolidated Balance Sheet	5
Notes to Financial Statements	6-16

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	16-18
Results of Operations:
Financial Results	18-19
Segment Performance	19-20
Outlook	20
Financial Condition	21-22
Other Items:
New Accounting Standards	22
Pioneer Patent Disputes	23
Purchased In-Process Research and Development	24

Part II Other Information

Item 1. Legal Proceedings	24-25
Item 6. Exhibits and Reports on Form 8-K	25

Signature	26

Exhibit Index	27-28

Form 10-Q

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
	Three Months Ended		Nine Months Ended
CONSOLIDATED INCOME STATEMENT(a)	September 30		September 30
(Dollars in millions, except per share)	2001	2000	2001	2000

SALES(b)	$5,641	$6,445	$19,497	$21,952
Other Income(c)	135	420	521	986

Total	5,776	6,865	20,018	22,938

Cost of Goods Sold and Other Operating Charges(d)	3,958	4,135	13,059	14,019
Selling, General and Administrative Expenses	687	710	2,269	2,276
Depreciation	328	351	995	1,055
Amortization of Goodwill and Other Intangible Assets	113	113	338	329
Research and Development Expense	441	442	1,288	1,323
Interest Expense	148	205	492	616
Purchased In-Process Research and Development(e)	-	-	-	(11)
Employee Separation Costs and Write-Down of Assets(f)	-	28	1,046	126
Gain on Issuance of Stock by Affiliates - Nonoperating(g)	-	(29)	-	(29)

Total	5,675	5,955	19,487	19,704

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	101	910	531	3,234
Provision for (Benefit from) Income Taxes(h)	(46)	339	87	1,133
Minority Interests in Earnings of Consolidated Subsidiaries	5	9	31	48

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE(b)	142	562	413	2,053
Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes(i)	-	-	11	-

NET INCOME	$ 142	$ 562	$ 424	$ 2,053

BASIC EARNINGS PER SHARE OF COMMON STOCK(j)(k)
Income before Cumulative Effect of a Change in Accounting Principle	$ .13	$ .54	$ .39	$ 1.96
Cumulative Effect of a Change in Accounting Principle	-	-	.01	-

Net Income	$ .13	$ .54	$ .40	$ 1.96

DILUTED EARNINGS PER SHARE OF COMMON STOCK(j)(k)
Income before Cumulative Effect of a Change in Accounting Principle	$ .13	$ .53	$ .39	$ 1.94
Cumulative Effect of a Change in Accounting Principle	-	-	.01	-

Net Income	$ .13	$ .53	$ .40	$ 1.94

DIVIDENDS PER SHARE OF COMMON STOCK	$ .35	$ .35	$ 1.05	$ 1.05

See Notes to Financial Statements.

Form 10-Q

	Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)	September 30
(Dollars in millions)	2001	2000

CASH PROVIDED BY OPERATIONS:
Net Income	$ 424	$ 2,053
Adjustments to Reconcile Net Income to Cash Provided by Operations:
Cumulative Effect of a Change in Accounting Principle, Net of Tax	(11)	-
Depreciation	995	1,055
Amortization of Goodwill and Other Intangible Assets	338	329
Purchased In-Process Research and Development	-	(11)
Other Noncash Charges and Credits - Net	791	397
Change in Operating Assets and Liabilities - Net	(1,615)	(679)

Cash Provided by Operations	922	3,144

INVESTMENT ACTIVITIES:
Purchases of Property, Plant and Equipment	(1,008)	(1,351)
Investment in Affiliates	(64)	(75)
Payments for Businesses Acquired (Net of Cash Acquired)	(48)	(42)
Proceeds from Sales of Assets	237	481
Net (Increase) Decrease in Short-Term Financial Instruments	(468)	42
Miscellaneous - Net	(126)	104

Cash Used for Investment Activities	(1,477)	(841)

FINANCING ACTIVITIES:
Dividends Paid to Stockholders	(1,101)	(1,100)
Net Increase (Decrease) in Borrowings	2,236	(310)
Acquisition of Treasury Stock	(268)	(462)
Proceeds from Exercise of Stock Options	155	50
Increase in Minority Interests(l)	622	-

Cash Provided by (Used for) Financing Activities	1,644	(1,822)

Effect of Exchange Rate Changes on Cash	(185)	(258)

INCREASE IN CASH AND CASH EQUIVALENTS	$ 904	$ 223

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,540	1,466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,444	$ 1,689

See Notes to Financial Statements.

Form 10-Q

CONSOLIDATED BALANCE SHEET(a)	September 30	December 31
(Dollars in millions, except per share)	2001	2000

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 2,444	$ 1,540
Marketable Securities	570	77
Accounts and Notes Receivable	5,289	4,552
Inventories(m)	4,301	4,658
Prepaid Expenses	467	228
Deferred Income Taxes	1,097	601

Total Current Assets	14,168	11,656

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
(September 30, 2001 - $20,638; December 31, 2000 - $20,468)	13,596	14,182
GOODWILL AND OTHER INTANGIBLE ASSETS	8,014	8,365
INVESTMENT IN AFFILIATES	2,051	2,206
OTHER ASSETS	3,154	3,017

TOTAL	$40,983	$39,426

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 2,050	$ 2,731
Short-Term Borrowings and Capital Lease Obligations	5,797	3,247
Income Taxes	89	250
Other Accrued Liabilities	3,217	3,027

Total Current Liabilities	11,153	9,255

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS	6,270	6,658

OTHER LIABILITIES	7,672	7,729

DEFERRED INCOME TAXES	2,487	2,105

Total Liabilities	27,582	25,747

MINORITY INTERESTS(l)	1,023	380

STOCKHOLDERS' EQUITY(n)
Preferred Stock	237	237
Common Stock, $.30 par value; 1,800,000,000 shares authorized;
shares issued at September 30, 2001 - 1,125,080,034;
December 31, 2000 - 1,129,973,354	338	339
Additional Paid-In Capital	7,567	7,659
Reinvested Earnings	11,253	12,153
Accumulated Other Comprehensive Loss	(290)	(188)
Common Stock Held in Treasury, at Cost (Shares: September 30, 2001
and December 31, 2000 - 87,041,427)	(6,727)	(6,727)
Common Stock Held in Trust for Unearned Employee Compensation
and Benefits (Flexitrust), at Market (Shares: September 30, 2001 - 0;
December 31, 2000 - 3,601,199)	-	(174)

Total Stockholders' Equity	12,378	13,299

TOTAL	$40,983	$39,426

See Notes to Financial Statements.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

  These statements are unaudited, but in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) INDUSTRY SEGMENT INFORMATION(1)

(Dollars in millions)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
SEGMENT SALES(2)
Agriculture & Nutrition	$ 546	$ 586	$ 3,601	$ 3,785
Nylon	675	807	2,057	2,360
Performance Coatings & Polymers	1,381	1,572	4,353	4,941
Pharmaceuticals	393	389	902	1,172
Pigments & Chemicals	866	974	2,769	2,972
Polyester	429	594	1,475	1,723
Specialty Fibers	1,060	1,213	3,387	3,813
Specialty Polymers	937	1,124	2,985	3,366
Other	67	105	229	371

Total Segment Sales	6,354	7,364	21,758	24,503

Elimination of Intersegment Transfers	(111)	(165)	(384)	(501)
Elimination of Equity Affiliate Sales	(602)	(757)	(1,884)	(2,055)
Miscellaneous	-	3	7	5

CONSOLIDATED SALES	$5,641	$6,445	$19,497	$21,952

AFTER-TAX OPERATING INCOME (LOSS)(3)
Agriculture & Nutrition(4)	$(153)	$ (140)	$ 139	$ 76
Nylon	25	58	(99)	199
Performance Coatings & Polymers(5)	75	170	224	478
Pharmaceuticals(6)	133	41	79	146
Pigments & Chemicals(7)	112	168	329	518
Polyester	(20)	20	(309)	32
Specialty Fibers	65	182	290	600
Specialty Polymers	90	175	273	523
Other(8)	(29)	57	(33)	63

Total Segment ATOI	298	731	893	2,635

Interest & Exchange Gains and Losses	(72)	(122)	(257)	(381)
Corporate Expenses(9)	(76)	(47)	(215)	(201)
Corporate Minority Interest(10)	(8)	-	(8)	-

INCOME FROM OPERATIONS	$142	$ 562	$ 413	$ 2,053

Form 10-Q

FOOTNOTES TO NOTE (b)

(1) Certain reclassifications of segment data have been made to reflect second quarter 2001 changes in organizational structure. The Agriculture & Nutrition segment now includes the Pioneer business. The Specialty Fibers segment now includes the new Apparel & Textile Sciences strategic business unit, which comprises the former Lycra® business, nylon apparel and specialty textile businesses, and the polyester branded specialties businesses.
  Includes pro rata share of equity affiliate sales and intersegment transfers. Excludes sales of intermediates by DuPont to joint ventures within the Nylon and Polyester segments.
  Year-to-date 2001 charges of $679 result from employee terminations, facility shutdowns, and asset impairments in the following segments: Agriculture & Nutrition - $80; Nylon - $143; Performance Coatings & Polymers - $60; Pigments & Chemicals - $30; Polyester - $264; Specialty Fibers - $30; Specialty Polymers - $32; and Other - $40.
  The three months ended September 30, 2001 includes a charge of $35 to establish a reserve related to settlement of YieldGard® (MON 810 Bt) insect resistant corn litigation with Monsanto. The three months ended September 30, 2000, includes a charge of $42 for accrued post-employment benefits for Pioneer employees and tax adjustments related to finalization of purchase accounting, as well as a charge of $13 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair market value on October 1, 1999.

Year-to-date 2001 includes noncash charges of $83 resulting from the sale of acquired Pioneer inventories and the $35 charge to establish a reserve related to settlement of certain Pioneer litigation. Year-to-date 2000 includes noncash charges of $366 resulting from the sale of acquired Pioneer inventories, a charge of $62 to increase the company's reserve for Benlate® 50 DF fungicide litigation, and a charge of $42 for accrued post-employment benefits for Pioneer employees. These charges in 2000 were partly offset by a $109 gain resulting from the sale by Pioneer of certain equity securities classified as available for sale, and a credit of $11 to reduce the preliminary purchase price allocated to Pioneer purchased in-process research and development.
  Year-to-date 2000 includes a charge of $61 related to separation costs for about 1,000 employees, the shutdown of related manufacturing facilities, and other exit costs.
  The three and nine months ended September 30, 2001 include a deferred tax benefit of $49 to recognize differences between the book basis and tax basis of the company's investment in DuPont Pharmaceuticals as a result of the pending fourth quarter sale of DuPont Pharmaceuticals.
  The three and nine months ended September 30, 2000 include a charge of $17 resulting from restructuring manufacturing operations at the Chambers Works site, offset by a gain of $16 attributable to the sale of the company's interest in a Mexican affiliate.
  Year-to-date 2001 includes a gain of $34 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks. The three and nine months ended September 30, 2000 include a gain of $62 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.
  The three and nine months ended September 30, 2000 include a nonoperating gain of $19 on issuance of stock by affiliates. This represents the increase in the company's equity investment in DuPont Photomasks that resulted from the issuance by DuPont Photomasks of additional shares to unrelated parties at a price in excess of book value.
  Represents a preferred rate of return to a third party investor who contributed capital into a jointly owned company.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

  Year-to-date 2001 includes a $52 gain resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

  Third quarter 2000 includes gains of $117 resulting from the sale of stock that reduced the company's ownership in DuPont Photomasks and the sale of the company's ownership interest in a Mexican affiliate. Year-to-date 2000 also includes a $176 gain resulting from the sale of certain equity securities classified as available for sale.

  Third quarter 2001 includes a charge of $56 to establish a reserve related to settlement of YieldGard® (MON 810 Bt) insect resistant corn litigation with Monsanto. Year-to-date 2001 also includes charges of $133 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at fair value on October 1, 1999.

  Third quarter and year-to-date 2000 charges related to the sale of acquired Pioneer inventory were $21 and $588, respectively. Third quarter 2000 also includes a charge of $29 for accrued post-employment costs for Pioneer employees. In addition, year-to-date 2000 also includes a charge of $100 to increase the company's reserve for Benlate® 50 DF fungicide litigation.

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

(f) Restructuring Activities

2001 Activities

In the second quarter 2001, a restructuring program was instituted to further align resources consistent with the specific missions of the individual businesses, thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions, particularly in the United States. In addition, write-downs were recorded principally in connection with the company's plan to sell certain of its Polyester businesses and manufacturing assets. Year-to-date 2001 charges totaled $1,046 and reduced segment earnings as follows: Agriculture & Nutrition - $117; Nylon - $218; Performance Coatings & Polymers - $86; Pigments & Chemicals - $47; Polyester - $424; Specialty Fibers - $44; Specialty Polymers - $51; Other - $59.

These charges included $441 related to termination payments for approximately 5,500 employees involved in technical, manufacturing, marketing and administrative activities. Charges have been reduced by estimated reimbursements pursuant to a manufacturing alliance with a third party. These charges reduced segment earnings as follows: Agriculture & Nutrition - $67; Nylon - $86; Performance Coatings & Polymers - $58; Pigments & Chemicals - $27; Polyester - $49; Specialty Fibers - $44; Specialty Polymers - $51; Other - $59. Termination benefits were communicated to employees prior to June 30, 2001, and such benefits may be paid to employees over time or via a single payment at the time of termination. At September 30, 2001, approximately $144 had been settled and charged against the related liability and approximately 3,800 employees had been terminated. The remaining employee terminations will be completed during 2002.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The charge also included $282 related to the write-down of operating facilities that were shut down during the second quarter of 2001 principally due to transferring production to more cost competitive facilities. The charge covers the net book value of the facilities of $198 and the estimated dismantlement and removal costs, less proceeds from the sale of equipment and scrap and reimbursements from third parties, of $84. The largest component relates to the shutdown of Nylon manufacturing facilities in Argentina; Germany; Camden, South Carolina; Chattanooga, Tennessee; and Seaford, Delaware. This component totaled $132. In addition, Polyester manufacturing facilities in Wilmington and Kinston, North Carolina, were shut down, with charges totaling $102. Other charges are principally related to the shutdown of operating facilities in Agriculture & Nutrition and Pigments & Chemicals. Dismantlement and removal will be completed in 2002. The effect of these shutdowns on operating results is not material. At September 30, 2001, approximately $9 had been settled and charged against the related liability.

In addition, in connection with the final integration of the Herberts acquisition by Performance Coatings & Polymers, a charge of $20 was recorded related to the cancellation of contractual agreements principally associated with the global distribution of products. About $7 had been settled and charged against the related liability at September 30, 2001. Termination of services under these contractual agreements will be completed in 2002. The effect of the contract terminations on operating results is not material.

The remaining charge of $303 relates to the write-down of assets to their net realizable value pursuant to sales agreements. A charge of $273 was recorded in the Polyester segment in connection with the company's announcement that it had reached a definitive agreement to sell its domestic terephthalic (TPA), polyethylene terephthalate (PET) container resins and its staple businesses along with their associated manufacturing assets in Wilmington and Fayetteville, North Carolina, and Charleston, South Carolina, and to exit a polyester staple fiber joint venture. This reflects a continuation of the company's previously announced strategy to reshape its polyester investment. In addition, the company recorded a charge of $30 to write down purchased intangible assets in the Agriculture & Nutrition segment to their net realizable value pursuant to a sale agreement. The company had previously established an intangible asset in connection with acquired patents principally related to wheat-based food ingredients. Due to significantly lower than expected opportunities in the specialty food ingredient market, the company is exiting this market segment. Both transactions closed in July 2001.

Account balances and activity for the 2001 program are summarized below:

		Employee
	Write-down	Separation	Other
	Of Assets	Costs	Exit Costs	Total

Charges to income in 2001	$ 501	$ 441	$104	$1,046
Changes to accounts
Asset impairments	(303)			(303)
Employee separation settlements		(144)		(144)
Facility shutdowns	(198)			(198)
Other expenditures			(16)	(16)

Balance at September 30, 2001	$ -	$ 297	$ 88	$ 385

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

2000 Activities

During the third quarter of 2000, the company recorded a charge of $28 related to restructuring activities in the Pigments & Chemicals segment. For the nine months ended September 30, 2000, restructuring charges totaled $126, which includes additional restructuring activities totaling $98 in the Performance Coatings & Polymers segment.

Pigments & Chemicals

A restructuring program was instituted in the third quarter of 2000 to address poor economic and intensely competitive market conditions for the Chemical Solutions Enterprise. Charges resulting from this restructuring totaled $28. This charge included $24 related to the write-down of operating facilities at the New Jersey Chambers Works site that were shut down in the third quarter. The charge covers the net book value of the facilities of $15 and estimated dismantlement and removal costs, less estimated proceeds from the sale of equipment and scrap, of $9. At September 30, 2001, about $5 had been charged against the liability for dismantlement and removal, and these activities will be completed in 2001. The remaining restructuring charge of $4 relates to employee termination payments to be settled over time for approximately 65 employees involved in manufacturing and technical activities. At March 31, 2001, essentially all employees had been terminated, thereby completing this portion of the program. At September 30, 2001, about $3 in employee termination installment benefits had been settled and charged against the related liability.

Performance Coatings & Polymers

A restructuring program was instituted in the second quarter of 2000 to continue the consolidation of business assets and to eliminate redundancies as a result of the 1999 acquisition of Herberts by the Performance Coatings & Polymers segment. Charges resulting from these activities totaled $96. This includes a net benefit of $2 that was subsequently recorded in 2000 to reflect changes in estimates for severance benefits. The charges included $71 related to termination payments to be settled over time for about 1,000 employees involved in technical, manufacturing, marketing and administrative activities. At June 30, 2001, essentially all employees had been terminated. At September 30, 2001, about $62 had been settled and charged against the related liabilities. Restructuring charges of $13 related to the write-down of operating facilities that were shut down in the second quarter of 2000. The remaining charge of $12 relates to the cancellation of contractual agreements and, as of September 30, 2001, about $9 had been settled and charged against the related liability. This program was completed as of June 30, 2001.

Account balances and activity for the 2000 restructuring programs are summarized below:

		Employee
	Write-down	Separation	Other
	of Assets	Costs	Exit Costs	Total

Balance at December 31, 2000	$ -	$ 48	$16	$ 64
Changes to Accounts
Employee separation settlements		(36)		(36)
Other expenditures			(9)	(9)

Balance at September 30, 2001	$ -	$ 12	$ 7	$ 19

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(g) Represents an increase in the company's equity investment in DuPont Photomasks that resulted from the issuance by DuPont Photomasks of additional shares to unrelated parties at a price in excess of book value.

(h) Third quarter 2001 includes a one-time deferred tax benefit of $49 to recognize differences between the book basis and tax basis of the company's investment in DuPont Pharmaceuticals as a result of the pending fourth quarter sale of DuPont Pharmaceuticals (see note (p)). In addition, the third quarter 2001 tax provision reflects income tax benefits associated with losses on forward exchange contracts that were entered into pursuant to the company's ongoing program to reduce foreign currency exchange exposure.

(i) On January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in a pretax cumulative-effect-type adjustment to income of $19 ($11 after-tax). The primary component of this gain is related to the company's position in certain stock warrants, which were previously accounted for as available-for-sale securities for which changes in fair value have been reflected in accumulated other comprehensive income (loss). The company also recorded a pretax increase to accumulated other comprehensive income (loss) of $10 ($6 after-tax). The increase in accumulated other comprehensive income (loss) is primarily due to unrealized gains in agricultural commodity hedging programs.

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

Fair Value Hedges

During both the three and nine months ended September 30, 2001, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company maintains no other fair value hedges.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of foreign currency-denominated revenues and major raw material purchases from vendors outside of the United States. Commodity price risk management programs serve to reduce exposure to price

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

fluctuations on purchases of inventory such as natural gas, ethane, corn, cyclohexane, soybeans, and soybean meal. While each risk management program has a different time horizon, programs generally do not extend beyond the next two-year period. One exception is an inventory purchase program with currency risk, which has been partially hedged through the first quarter of 2006.

The effects of hedges of foreign currency-denominated revenues are reported within the Sales line of the Consolidated Income Statement, and the effects of hedges of inventory purchases are reported as a component of Cost of Goods Sold and Other Operating Charges.

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001
	Pretax	Pretax
Cash Flow Hedge Results	Gain/(Loss)	Gain/(Loss)

Hedge ineffectiveness reported in earnings	$ 1	$ (5)
Hedge gains/(losses) excluded from assessment
of hedge effectiveness	-	(15)
Reclassification to earnings for forecasted
transactions that did not occur	-	-

Accumulated Other Comprehensive	Three Months Ended			Nine Months Ended
Income (Loss)	September 30, 2001			September 30, 2001
(Cash Flow Hedge Portion Only)	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$(28)	$10	$(18)	$ 10	$ (4)	$ 6
Additions and revaluations of derivatives
designated as cash flow hedges	(68)	26	(42)	(112)	42	(70)
Less: Clearance of hedge results to
earnings	(13)	5	(8)	(19)	7	(12)

Ending balance	$(83)	$31	$(52)	$ (83)	$31	$(52)

Portion of ending balance expected to be
reclassified into earnings over the next
twelve months	$(80)	$30	$(50)	$ (80)	$30	$(50)

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize.

Hedges Of Net Investment In A Foreign Operation

During both the three and nine months ended September 30, 2001, the company has not maintained any hedges of net investment in a foreign operation.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Derivatives Not Designated In Hedging Relationships

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

(j) Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income before cumulative effect of a change in accounting principle and net income is reduced by preferred dividends of $2.5 and $7.5 for the three- and nine-month periods, respectively. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	Basic	Diluted	Basic	Diluted

2001	1,039,345,016	1,044,530,790	1,041,080,675	1,046,752,988
2000	1,041,269,308	1,047,777,845	1,044,708,476	1,052,825,218

The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised. The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000

Average Stock Options	47,385,181	35,398,941	39,301,131	27,946,779

Compensation expense (benefit) recognized in income for stock-based employee compensation awards was $0.5 and $(0.3) for the three months and $2.5 and $(29.3) for the nine months ended September 30, 2001, and 2000, respectively.

Treasury stock and shares previously held by the Flexitrust are not considered outstanding in computing the foregoing weighted-average number of common shares.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(k) Year-to-date earnings per share do not equal the sum of quarterly earnings per share due to changes in average share calculations.

(l) Minority Interests

In May 2001, the company transferred assets to a new wholly owned limited liability company as security for the arrangement described below. That company contributed capital to a second new limited liability company in exchange for a managing member interest. A third party investor also contributed capital to the second limited liability company in exchange for a noncontrolling preferred member interest. As a result of the transaction, the company received net proceeds of $622. The preferred member interest earns a cumulative adjustable return on its investment; the after-tax rate of return reflected in "Minority Interest in Earnings of Consolidated Subsidiaries" in the Consolidated Income Statement is 2.98 percent for the year-to-date 2001. These entities are separate legal entities and have separate assets and liabilities. They are included in the company's consolidated financial statements and the third-party investor's interest is included in "Minority Interests" in the accompanying Consolidated Balance Sheet.

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

(m) Inventories

	September 30, 2001	December 31, 2000

Finished Products	$2,846	$2,818
Semifinished Products	1,126	1,504
Raw Materials and Supplies	926	907

	4,898	5,229
Less: Adjustment of Inventories to a
Last-In, First-Out (LIFO) Basis	597	571

Total	$4,301	$4,658

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

  The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Net Income	$ 142	$562	$424	$2,053
Cumulative Translation Adjustment	14	(24)	(18)	(44)
Cumulative Effect of a Change in
Accounting Principle	-	-	6	-
Net Revaluation and Clearance of
Cash Flow Hedges to Earnings	(34)	-	(58)	-
Unrealized Gains (Losses) on
Available for Sale Securities	(8)	14	(32)	(152)*

Total Comprehensive Income	$ 114	$552	$322	$1,857

*	Primarily reflects unrealized holding losses of $141 for the nine months ended September 30,
2000 associated with the company's investment in WebMD Corporation.

  During third quarter 2001, there were no changes in estimates related to the company's 1999 and 1998 restructuring activities. A complete description of these restructuring activities is contained in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2000, at Note 5 "Employee Separation Costs and Write-Down of Assets." The tables listed below summarize the amounts settled and charged against the related liabilities during the nine months ended September 30, 2001.

		Employee
	Write-down	Separation	Other
1999 Activities	of Assets	Costs	Exit Costs	Total

Balance at December 31, 2000	$ -	$ 18	$ 4	$ 22
Changes to Accounts
Employee separation settlements		(10)		(10)
Other expenditures			(3)	(3)

Balance at September 30, 2001	$ -	$ 8	$ 1	$ 9

1998 Activities

Balance at December 31, 2000	$ -	$ 7	$ -	$ 7
Changes to Accounts
Employee separation settlements		(2)		(2)

Balance at September 30, 2001	$ -	$ 5	$ -	$ 5

Form 10-Q

(p) Subsequent Events

Sale of DuPont Pharmaceuticals

On October 1, 2001, the company sold substantially all of the assets and related liabilities of DuPont Pharmaceuticals to Bristol-Myers Squibb Company for approximately $7,800 in cash.

The assets sold and related liabilities assumed by Bristol-Myers Squibb included within the accompanying Consolidated Balance Sheet at September 30, 2001 consist of the following:

Current Assets	$ 572
Property, Plant, and Equipment - Net	316
Goodwill and Other Noncurrent Assets	1,041

Total Assets	$1,929

Current Liabilities	$ 287
Noncurrent Liabilities	288

Total Liabilities	$ 575

The company estimates the after-tax gain on the sale to be approximately $4,000.

The company retained its interest in Cozaar® /Hyzaar® , an antihypertensive drug. Earnings from Cozaar® /Hyzaar® will continue to be reported in the Pharmaceuticals segment.

Conoco Settlement

In connection with its separation from DuPont, Conoco and DuPont entered into a tax sharing agreement. In early November 2001, Conoco and DuPont agreed to settle all outstanding disputes arising under this tax sharing agreement. This settlement is not material to the company's financial position, liquidity or the gain on disposal of discontinued business.

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

Form 10-Q

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

Form 10-Q

    The company's results of operations could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

      The foregoing list of factors is not inclusive, or necessarily in order of importance.

(a) Results of Operations

(1) Financial Results:

         Including one-time items in both periods, diluted earnings per share for the third quarter of 2001 were $.13 compared to $.53 per share in the third quarter of 2000. Third quarter 2001 diluted earnings per share before one-time items were $.12 per share, 76 percent below the $.51 per share earned in the third quarter of 2000.

         Third quarter 2001 consolidated sales totaled $5.6 billion compared to $6.4 billion for the same period in 2000. Segment sales, including intersegment transfers and a pro rata share of sales by equity affiliates, were $6.4 billion, down 14 percent from $7.4 billion in 2000, principally reflecting lower volumes and prices.

         Regional segment sales and related variances for the third quarter 2001 compared with the third quarter 2000 are summarized below:

	Segment Sales		% Change Due To

	3Q '01	% Change	Local	Currency		Portfolio
	$B	Vs. 3Q '00	Price	Effect	Volume	Changes*

Worldwide	6.4	(14)	(2)	(2)	(9)	(1)
U.S.	3.1	(16)	(1)	0	(12)	(3)
Europe	1.6	(8)	1	(4)	(5)	0
Asia Pacific	1.0	(14)	(3)	(5)	(6)	0
Canada, Mexico,
South America	0.7	(13)	(5)	(1)	(7)	0

*	Includes impact of reduced ownership of DuPont Photomasks, Inc.
and sale of certain Polyester businesses.

    Worldwide volumes declined 9 percent. Pharmaceuticals impact on the volume variance versus third quarter 2000 was negligible.
    U.S. third quarter sales volume was 12 percent lower, reflecting ongoing weakness in the U.S. economy.
    European volume declined 5 percent. While local currency prices were up 1 percent, the stronger dollar reduced U.S. dollar prices to 3 percent below last year.
    Asia Pacific sales continue to weaken, down 14 percent, reflecting 6 percent lower volume and 8 percent lower U.S. dollar prices.

        Including one-time items, third quarter 2001 net income was $142 million compared to $562 million in the third quarter of 2000. The earnings decline reflects significantly lower results in most of the company's segments, principally due to lower worldwide sales volumes and U.S. dollar margins.

Form 10-Q

        Net income before one-time items was $128 million in the third quarter of 2001, compared to $537 million in the third quarter of 2000. One-time items are described below and in the notes to the accompanying financial statements:

	$MM Pretax		$MM After-Tax		($ Per Share)

	2001	2000	2001	2000	2001	2000

Pioneer/Monsanto MON 810 Settlement	$(56)	$ -	$(35)	$ -	$(.04)	$ -
Pharmaceuticals Business - Tax Benefit	-	-	49	-	.05	-
Pioneer Purchase Accounting	-	(50)	-	(55)	-	(.06)
Sale of Interest in Quimica Fluor Affiliate	-	23	-	16	-	.02
Chambers Works Restructuring	-	(28)	-	(17)	-	(.02)
Sale of Stock - DuPont Photomasks	-	123	-	81	-	.08

Third Quarter - Total	$(56)	$ 68	$ 14	$ 25	$ .01	$.02

(2) Segment Performance:

        The following compares third quarter 2001 with third quarter 2000, for sales and earnings of each segment, excluding the earnings impact of one-time items described in the table above. Segment results include intersegment transfers and a pro rata ownership share of the sales and earnings of equity affiliates.
    Agriculture & Nutrition - ATOI was a loss of $118 million, versus a loss of $85 million in third quarter 2000. This reflects declines in Crop Protection and Pioneer, resulting from lower revenues partly offset by better results for Nutrition & Health. Pioneer revenue declined primarily due to lower sales in South America.
    Nylon - Sales decreased 16 percent with ATOI down 57 percent, principally reflecting the impact of significantly lower worldwide flooring and intermediates volumes, somewhat higher raw material costs, and lower margins. Demand was particularly soft in the U.S. commercial flooring market. While earnings were lower versus last year, earnings improved versus second quarter 2001, reflecting lower costs.
    Performance Coatings & Polymers - Sales were 12 percent lower than 2000 reflecting lower worldwide vehicle builds, lower U.S. and European refinish sales, decreased demand for printer inks and lower sales of elastomers and engineering polymers. A segment ATOI decline of 56 percent reflects 9 percent lower segment volume and declining margins as prices came under increasing pressure.
    Pharmaceuticals - ATOI increased to $84 million versus $41 million in the prior year, due to higher Cozaar® /Hyzaar® earnings versus last year. Major product sales are shown below:

	3Q 2001	2Q 2001	3Q 2000
	($ in millions)

Coumadin®	60	52	80
Sustiva™	142	87	99
Cardiolite® /Miraluma™	62	53	77

Form 10-Q

    Pigments & Chemicals - ATOI declined 34 percent on 11 percent lower sales with lower earnings in all strategic business units. Lower segment earnings principally reflect lower demand and prices for White Pigment & Mineral Products, significant declines in DuPont Chemical Solutions Enterprise volumes, and lower demand in Fluorochemicals specialty markets.
    Polyester - Sales were 28 percent lower (19 percent excluding portfolio changes) as depressed conditions continued in worldwide markets, particularly apparel. The third quarter loss was $20 million.
    Specialty Fibers - Sales and ATOI were 13 percent and 64 percent lower, respectively. Earnings were flat in Advanced Fiber Systems and were down substantially in Nonwovens and Apparel and Textile Sciences (A&TS). A&TS volumes were significantly affected by a very weak U.S. apparel and textile manufacturing enviornment.
    Specialty Polymers - Segment sales were down 17 percent reflecting 14 percent lower volume. Segment ATOI declined 49 percent with lower earnings in all strategic business units. Electronic Technologies and Fluoropolymers prices and volumes were significantly affected by continued weakness in electronics and related high-technology markets. Packaging & Industrial Polymers earnings were higher versus second quarter 2001 but were lower versus last year, reflecting lower sales and margins.

(3) Outlook:

        The company currently expects that the U.S. economy will continue to weaken through the fourth quarter of 2001. The company's fourth quarter 2001 earnings per share outlook includes both positives and negatives, as compared to the third quarter:

Positives:
    Additional benefits from lower raw material costs,
    Greater cost savings from restructuring program,
    Lower net interest expense, and
    Lower average number of shares outstanding.

Negatives:
    Somewhat lower volumes, as continued economic deterioration offsets seasonal gains,
    Further pressure on pricing, and
    Lower Pharmaceuticals segment earnings.

        Of these factors, volume and price represent the greatest uncertainty, as well as the greatest potential impact on earnings. Consumer and business confidence following the terrorist attacks of September 11 will be critical. Taking all of these issues into account, and acknowledging these uncertainties, the company's current view is that fourth quarter earnings per share will be roughly similar to those in the third quarter.

Form 10-Q

(b) Financial Condition

	Nine Months Ended
	September 30
Selected Cash Flow Information	2001	2000

	($ in millions)

Cash Provided by Operations	$ 922	$ 3,144
Purchases of Property, Plant and Equipment	(1,008)	(1,351)
Proceeds from Sales of Assets	237	481
Dividends Paid to Stockholders	(1,101)	(1,100)
Acquisition of Treasury Stock	(268)	(462)
Increase in Minority Interest	622	-

          Cash provided by operations of $922 million for the nine months ended September 30, 2001 was approximately $2.2 billion lower than the $3.1 billion provided during the same period in 2000. This decline in cash provided by operations principally reflects a reduction in net income of about $1.6 billion in the current year. In addition, cash provided by operations during this period in the prior year reflects a benefit resulting from $500 million securitization of accounts receivable, which reduced operating assets.

          Year-to-date purchases of property, plant and equipment were $1 billion in 2001, as compared to $1.4 billion spent in the same period in 2000. The lower spending level reflects management's intent to limit full year 2001 total capital spending, including purchases of property, plant and equipment, investments in affiliates, and payments for businesses acquired, to about $1.5 billion for the year.

          Proceeds from the sales of assets in the nine months ended September 30, 2001 were $237 million, primarily reflecting proceeds from the company's sale of stock that reduced its ownership interest in DuPont Photomasks and the company's sale of polyester assets to Alpek. Proceeds from the sales of assets in the same period of 2000 were $481 million, primarily reflecting the sales of certain available for sale securities held by Pioneer and the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

          The per share dividend paid to stockholders in third quarter 2001 and 2000 was $.35 per share. This rate has been in effect since second quarter 1998.

          In July 2000, the company's Board of Directors approved an increase in the total number of shares of DuPont common stock to be repurchased under the 1998 program from about 16 million shares to the total number of shares that can be purchased for $2.5 billion. These purchases are not limited to those needed to offset dilution from shares issued under compensation programs. Under the July 2000 authorization, the company spent $268 million in the first nine months of 2001 to purchase and retire 6.5 million shares. Through September 30, 2001, under the July 2000 authorization, the company has spent $480 million to purchase and retire 11 million shares. The company anticipates completing this program by the early part of 2002 and for it to be largely funded from proceeds received in connection with the sale of DuPont Pharmaceuticals, which closed on October 1, 2001 (see note (p) on page 16). In addition, the company's Board of Directors authorized a new $2 billion share buyback plan in June 2001 to begin once the current program is complete.

          Minority interests increased $622 million in the nine-month period ending September 30, 2001, reflecting a third party's investment in a newly formed limited liability company as discussed in note (l) on page 14.

Form 10-Q

          Debt, including capital lease obligations, net of cash and cash equivalents and marketable securities at September 30, 2001, was $9.1 billion, as compared to $8.3 billion at December 31, 2000. The increase in debt primarily reflects the issuance of commercial paper. A portion of the proceeds from the DuPont Pharmaceuticals sale is also intended to be utilized to reduce debt from its current levels. Management expects that year-end 2001 debt, net of cash and cash equivalents, will be substantially below year-end 2000 levels.

          Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

(c) Other Items

New Accounting Standards

               In June 2001, the Financial Accounting Standards Board (FASB) issued the following two new accounting standards: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." DuPont has adopted SFAS No. 141 as of July 1, 2001 and will adopt SFAS No. 142, on January 1, 2002. The nonamortization and amortization provisions of SFAS No. 142 will also be applied to goodwill and intangible assets, if any, acquired after June 30, 2001. SFAS No. 141 establishes the purchase method as the only acceptable method for recording the acquisition of an entity for all business combinations initiated after June 30, 2001. It also applies to all business combinations accounted for using the purchase method of accounting after June 30, 2001. SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, an initial (and annually thereafter) impairment test of these assets must be performed. In the initial test, if there is impairment, an adjustment must be recorded in net income as a cumulative effect of a change in accounting principle (net of tax). Impairment losses after the initial adoption impairment test will be recorded as part of income from continuing operations. While DuPont is continuing to analyze the effect of SFAS No. 142 on its consolidated financial statements, a preliminary estimate of the annual amortization of goodwill and indefinite-lived intangible assets that will cease in 2002 as a result of adopting SFAS No. 142 is approximately $150 million after-tax.

               In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. DuPont will adopt SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. DuPont is in the process of analyzing the provisions of SFAS No. 143; however, the impact of adoption is not expected to have a significant impact on the company's financial condition and results of operations.

               In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. DuPont plans to adopt SFAS No. 144 on January 1, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting The Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A Business And Extraordinary, Unusual, And Infrequently Occurring Events And Transactions," for the disposal of a segment of business (as previously defined in that opinion). SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and broadens discontinued operations presentation to include a component of an entity that is held for sale or that has been disposed of. A component must have operations and cash flows that can be clearly distinguished from the rest of the entity. DuPont is in the process of analyzing the provisions of this statement.

Form 10-Q

Pioneer Patent Disputes

YieldGard® (MON 810) Bt Insect Resistant Corn

               The company, Pioneer and the Monsanto Company, on behalf of Monsanto and its subsidiary DEKALB Genetics Corporation, have settled all litigation relating to YieldGard® (MON 810 Bt) insect resistant corn. The settlement resolves pending lawsuits in St. Louis, Missouri and Rockford, Illinois. Under the terms of the settlement agreement, the company will pay Monsanto about $56 million. Going forward, the company will pay Monsanto a royalty per bag or unit of YieldGard® (MON 810 Bt) insect resistant corn sold.

               On October 1, 1999, the company acquired the approximately 80 percent of Pioneer not previously owned for $7,684 million. An intangible asset was recorded to recognize the value of Pioneer's right to sell YieldGard® (MON 810 Bt) insect resistant corn under the 1993 license agreement with Monsanto. Pioneer continues to have the right to sell YieldGard® (MON 810 Bt) insect resistant corn under the settlement agreement with Monsanto.

Glyphosate Tolerant Soybeans

          In December 1999, the Monsanto Company filed suit in the U.S. District Court for the Eastern District of Missouri against Pioneer claiming that its merger with DuPont breached a 1992 license agreement granting Pioneer the right to produce and market Roundup Ready® glyphosate tolerant soybeans. Monsanto asked for damages for the breach and termination of the license. Monsanto's complaint also alleged claims for patent infringement and trade secret misappropriation if the license were terminated. On March 20, 2001, the court, on motions for summary judgment, found that DuPont's acquisition of Pioneer terminated the agreement. The court found no breach of contract and therefore, awarded no damages on this claim. It held that any claim for damages or other relief Monsanto seeks will have to wait until the next phase of the litigation, which involves Monsanto's patent infringement and trade secret allegations.

          The court found that its determination involved controlling questions of law as to which there is a substantial difference of opinion and that an immediate appeal would advance the ultimate determination of this litigation. Those questions involve whether federal common law or state merger law should control the transferability of patent licenses. The court has certified its decision for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. Pioneer has filed an appeal. The company believes that the appellate court will ultimately find that state merger law rather than federal common law controls in merger situations and, therefore, that no prohibited license transfer took place when DuPont acquired Pioneer. The district court has stayed all other proceedings regarding patent infringement and trade secret claims pending the outcome of the appeal. A favorable decision for Pioneer on appeal will reinstate the license and preclude all other claims. The appeal will be heard in 2002.

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

Form 10-Q

Purchased In-Process Research and Development

          No significant changes occurred during the third quarter of 2001 with respect to in-process research and development projects related to the company's acquisitions in prior years.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Benlate®

          In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont since has been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 110 cases are pending. Some of these lawsuits were filed by growers who allege plant damage from using Benlate® 50 DF, some include claims for alleged damage to shrimping operations from Benlate® OD, and a small number of cases include claims for alleged personal injuries. Also, many of these cases include allegations of fraud and misconduct, as well as violations of Federal and State racketeering laws. In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defects involving alleged crop damage. Plaintiffs are seeking to have a judgment entered for approximately $88.5 million. The court is considering post-trial motions. DuPont will pursue an aggressive appeal.

          In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery is proceeding.

          Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate® 50 DF claims. Approximately 47 such cases were filed. Recently, the Florida Federal Court dismissed the lead case of 25 cases pending before it. Plaintiffs will appeal. The remaining cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

          A shareholder derivative action was filed in August of 2001 in Florida. The suit alleges the Board of Directors breached various duties in connection with Benlate® litigation and asserts claims under the Federal and State racketeering laws.

          Pending against the company in State Court in Broward County, Florida, are 28 cases brought by Ecuadorian shrimp farmers alleging that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried, in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million and $16 million, respectively. The company has appealed both cases. DuPont contends that the deaths of the shrimp are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The untried cases are on hold awaiting resolution by the appellate court of the case tried in 2000.

Form 10-Q

          DuPont believes that Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in ongoing matters and in any additional cases that may be filed or reopened. The ultimate liabilities from the Benlate® lawsuits discussed above may be significant to the company's results of operations, particularly in the Agriculture & Nutrition segment, in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

          The company's consolidated balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    The exhibit index filed with this Form 10-Q is on pages 27 and 28.
    Reports on Form 8-K
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
    On October 24, 2001, a Current Report on 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3

(No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363): Under Item 5, "Other Events," the Registrant filed a news release, dated October 24, 2001, entitled "DuPont Reports Third Quarter 2001 Earnings."

Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: November 9, 2001

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
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
    Company's Purchase Agreement dated June 7, 2001, by and among the company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
    Amendment to Purchase Agreement, dated as of October 1, 2001, to the Purchase Agreement, dated June 7, 2001, by and among E. I. du Pont de Nemours and Company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb Company.

12 Computation of Ratio of Earnings to Fixed Charges.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

Exhibit 10.14

CONFORMED COPY

AMENDMENT TO PURCHASE AGREEMENT

        AMENDMENT (the "Amendment"), dated as of October 1, 2001, to the Purchase Agreement, dated as of June 7, 2001 (the "Purchase Agreement"), by and among E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), DuPont Pharma, Inc., a Delaware corporation ("DPI"), DuPont Pharmaceuticals Company, a general partnership formed under the laws of the State of Delaware ("DPC"), DuPont Electronic Materials, Inc., a Delaware corporation ("DEMI"), DuPont Diagnostics Inc., a Delaware corporation ("DDI"), and Bristol-Myers Squibb Company, a Delaware corporation ("Buyer").

        WHEREAS, the parties hereto desire to amend the Purchase Agreement as more fully set forth below.

        NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

        SECTION 1. Definitions; References. Unless otherwise specifically defined herein, each term used herein shall have the meaning assigned to such term in the Purchase Agreement. Each reference to "hereof," "herein," "hereunder," "hereby" and "this Agreement" shall from and after the date hereof refer to the Purchase Agreement as amended by this Amendment. Notwithstanding the foregoing, the date of the Agreement, as amended hereby, shall in all instances remain as June 7, 2001, and references to "the date hereof" and "the date of this Agreement" shall continue to refer to June 7, 2001.

        SECTION 2. Use of Names. Section 5.7 of the Purchase Agreement is hereby amended and restated to read in its entirety as follows:

        "5.7 Names. (a) Buyer agrees that it shall, and shall cause the Transferred Business Companies to, cease to make any use of the name "DuPont," and any Trademarks related thereto or containing or comprising the foregoing, including any name or mark confusingly similar thereto or dilutive thereof (the "DuPont Marks") as soon as reasonably practicable after the Closing Date and in any event (i) within 180 days after the Closing Date in the case of the United States, (ii) within 210 days after the Closing date in the case of Canada and the Member States, and (iii) within 15 months after the Closing Date in the case of countries other than the United States, Canada or the Member States and in the case of countries outside the United States, Canada or the Member States, Buyer shall, and shall cause the Transferred Business Companies to, effect all necessary governmental filings in connection therewith within 120 days after the Closing Date (each period set forth in clause (i), (ii) and (iii) of this sentence, the applicable "Use Period").

        (b)   Buyer agrees that it shall, and shall cause the Transferred Business Companies to, within one Business Day of the Closing Date, (i) subject to the other provisions of this Section 5.7, cease to hold itself out as having any affiliation with DuPont or any of its Subsidiaries, and (ii) in the case of any Transferred Business Company whose name includes any DuPont Mark to change its corporate name to a name that does not include any DuPont Mark and to make any necessary legal filings with the appropriate Governmental Authority to effectuate such change.

        (c)   Subject to the other provisions of this Section 5.7, DuPont hereby expressly agrees that during the applicable Use Periods, Pharma Japan will have the right to sell any pharmaceutical products ordered from it prior to September 20, 2001 that include DuPont Marks, including products manufactured pursuant to a toll manufacturing agreement with Sankyo Yell Yakuhin Co., Ltd. that include the name "DuPont".

Form 10-Q

        (d)   In furtherance of the foregoing, as promptly as reasonably practicable but in no event later than the end of the applicable Use Period, Buyer shall, and shall cause its Subsidiaries to, remove, strike over or otherwise obliterate all DuPont Marks from (or otherwise not use) all materials owned by any of the Transferred Business Companies, including, without limitation, any vehicles, business cards, schedules, stationery, packaging materials, displays, signs, promotional materials, manuals, forms, computer software and other materials or media including any Internet usage or domain names that include the DuPont Marks; provided that Buyer and the Transferred Business Companies may during such Use Period continue to use any material containing a DuPont Mark to the extent that it is not reasonably practicable to remove or cover up such DuPont Mark.

        (e)   Notwithstanding the foregoing provisions of this Section 5.7, Buyer and the Transferred Business Companies shall have a right to sell off existing inventory of products manufactured or packaged by or for any of the Transferred Business Companies, which products bear any DuPont Marks and which are packaged with package inserts that have been packaged as of the Closing Date; provided, however, that Buyer and the Transferred Business Companies may use the DuPont Marks pursuant to this Section 5.7(e) solely and only until the applicable expiration date of each such respective product.

        (f)   Any use of the DuPont Marks by Buyer pursuant to this Section 5.7 shall be in reasonable conformity with the practices of DuPont as of the Closing Date and shall be in a manner that is not intended to or is not reasonably likely to harm or disparage DuPont or the reputation or goodwill of the DuPont Marks. Notwithstanding the foregoing, nothing in this Section 5.7 shall be construed to require, or to permit, Buyer to take, or fail to take, any action which is in violation of the rules and regulations of the Food and Drug Administration.

        "Member States" shall mean the 15 members states of the European Union as of the date hereof, consisting of Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom."

        SECTION 3. Manati Sewer Easement. On the Closing Date, DuPont and DPL shall execute the Easement attached as Schedule I hereto (the "Easement"), provided that the Easement shall be held in escrow and not be delivered or recorded until both DuPont and Buyer shall have approved both the location of the easements granted thereby and the accuracy of the descriptions of, and the Plan showing, the easements attached or to be attached thereto, such approvals not to be unreasonably withheld or delayed. Subject to release of the Easement from escrow, the definition of "Related Agreement" in Section 1.1 of the Purchase Agreement is hereby amended by adding the Easement to such definition. Subject to release of the Easement from escrow, Schedule 1.1(i) to the Purchase Agreement is hereby amended by adding the Easement to such Schedule.

        SECTION 4. DuPont Sankyo Pharmaceuticals Co., Ltd. (a) Notwithstanding the second recital in the Purchase Agreement, the parties acknowledge that (i) DPC is the record and beneficial owner of common stock of DuPont Sankyo Pharmaceuticals Co., Ltd. ("Pharma Japan") representing 50% of the outstanding shares of common stock of Pharma Japan, and (ii) Sankyo Co., Ltd. is the record and beneficial owner of the remaining shares of common stock of Pharma Japan. DuPont represents and warrants that there are 1,000 shares of common stock of Pharma Japan outstanding and that DPC is the record and beneficial owner of 500 shares of common stock of Pharma Japan.

Form 10-Q

                (b) Section 2.1(a)(i)(G) of the Purchase Agreement is hereby deleted in its entirely and the reference to the common shares of Pharma Japan is deleted from the definition of "Controlled Foreign Subsidiary Shares".

        SECTION 5. DuPont Pharma, Ltd. Notwithstanding the eighth recital in the Purchase Agreement and the provisions of Section 2.1(a)(v), the parties agree that upon the terms and subject to the conditions of the Agreement, on the Closing Date, DEMI and DDI shall sell, convey, assign, transfer and deliver to Bristol-Myers Squibb Manufacturing Company, and Bristol-Myers Squibb Manufacturing Company shall purchase, acquire and accept from DEMI and DDI, all of the DPL Shares, free and clear of all Encumbrances.

        SECTION 6. DuPont Pharmaceutical Research Labs, Inc. The fourth sentence of Section 3.3(a) of the Purchase Agreement is hereby amended to read in its entirety as follows: "The authorized capital stock of DPRL consists of 2,000 shares of common stock, of which 1,000 shares are issued and outstanding". Schedule 3.3(c) to the Purchase Agreement is hereby amended to provide that (i) the authorized capital stock of DPRL consists of 2,000 shares of common stock, (ii) the outstanding capital stock of DPRL consists of 1,000 shares of common stock and (iii) the sole record owner of the 1,000 outstanding shares of common stock of DPRL is DPI.

        SECTON 7. DuPont Pharma S.A. (Spain). Schedule 3.3(c) to the Purchase Agreement is hereby amended to provide that the outstanding capital stock of Pharma Spain consists of 773,392 common shares.

        SECTION 8. DuPont Pharma Italia S.r.l. Schedule 3.3(c) to the Purchase Agreement is hereby amended to provide that the outstanding capital stock of Pharma Italy consists of 8,263,320 quotas, held 95% by DPC and 5% by Pharma UK.

        SECTION 9. DuPont Farmaceutica Ltda. Schedule 3.3(c) to the Purchase Agreement is hereby amended to provide that the outstanding capital stock of Pharma Brazil consists of 106,348 quotas.

        SECTION 10. Additional Patent. Schedule 3.14(a)(i) to the Purchase Agreement is hereby amended to add the patent case listed at Docket Number CR 8171 as set forth on Schedule II hereto; provided, that such addition shall not be construed as an admission by Buyer that no other updates in the dockets of Patents (or any other Intellectual Property) owned by the Transferred Business Companies have occurred in the ordinary course of business since the date of the Purchase Agreement or that no corrections have been or will be required pursuant to Section 3.14(f) of the Purchase Agreement. Schedule 5.20(a)(ii)(B) is hereby amended to add the patent case listed at Docket Number CR 8171 as set forth on Schedule II hereto.

        SECTION 11. Compound Samples. Schedule 1.1(d) to the Purchase Agreement is hereby amended to include the additional compound samples set forth on Schedule III hereto.

        SECTION 12. Corrections to Patent Schedules.

                (a) Additional Cozaar/Hyzaar/Fortzaar Patents. Schedule 1.1(c) to the Purchase Agreement is hereby amended to add the Cozaar/Hyzaar/Fortzaar patent cases listed at Docket Numbers BP 6475, BP 6508, DM 6623, and DM 6625 as set forth on Schedule IV hereto. Schedule 3.14(a)(i) to the Purchase Agreement is hereby amended to delete all reference to Cozaar/Hyzaar/Fortzaar patent cases listed at Docket Numbers BP 6475, BP 6508, DM 6623, and DM 6625 as set forth on Schedule IV hereto. Schedule 5.20(a)(i)(B) to the Purchase Agreement is hereby amended to add the Cozaar/Hyzaar/Fortzaar patent cases listed at Docket Numbers DM 6623 and DM 6625 as set forth on Schedule V hereto.

Form 10-Q

                (b) Correction of Cozaar/Hyzaar/Fortzaar Patents. Schedule 1.1(c) to the Purchase Agreement is hereby amended to delete lines 252 and 253, which are now-abandoned patent cases in Canada and Japan listed with no Docket Number, and to correct the date in line 251 at column G, by replacing "1/29/98" with "5/14/98". Schedule 5.20(a)(i)(B) to the Purchase Agreement is hereby amended to delete lines 107 and 108, which are now-abandoned patent cases in Canada and Japan listed with no Docket Number, and to correct the date in line 106 at column G, by replacing "1/29/98" with "5/14/98".

                (c) Additional Bile Acid Sequesterant Patents. Schedule 5.20(a)(i)(B) to the Purchase Agreement is hereby amended to add the Bile Acid Sequesterant patent cases listed at Docket Number CR 9063 as set forth on Schedule IV hereto.

                (d) Deletion of Cox-2 and Asymmetric Addition Patents. Schedule 3.14(a)(i) to the Purchase Agreement is hereby amended to delete all references to Cox-2 and Asymmetric Addition patent cases listed at Docket Number DM 6742 and PH 7168.

                (e) Additional Sinemet Agreement. Schedule 5.20(a)(ii)(A) to the Purchase Agreement is hereby amended to add the Amendment to Sinemet Agreement, effective January 1, 2001, between and among Merck, DuPont, and DPC in the form attached as Exhibit A hereto.

        SECTION 13. Domain Name Registrations. Schedule 3.14(a)(ii) to the Purchase Agreement is hereby amended to add the domain name registrations as set forth on Schedule IV hereto.

        SECTION 14. Intercompany Accounts and Arrangements. Schedule 5.5 to the Purchase Agreement is hereby amended to add the following agreements thereto: (i) International Distribution Agreement, dated as of July 1, 1999, between DPC and DuPont (Australia) Ltd. to be amended in the form attached as Exhibit B hereto; (ii) Service Agreement, dated as of December 8, 2000, among DuPont Canada Inc., PerkinElmer Canada Inc. and DuPont Pharma Inc.; and (iii) the Transfer Agreements (as defined below).

        SECTION 15. Agency Agreement/License and Supply Agreement. (a) The form of Agency Agreement attached as Exhibit C hereto (the "Revised Agency Agreement"), and all references in the Purchase Agreement to the Agency Agreement shall be deemed to be references to the Revised Agency Agreement.

                (b) The form of License and Supply Agreement attached as Exhibit B to the Purchase

Agreement is hereby deleted and replace in its entirety by the form of License and Supply Agreement attached as Exhibit D hereto (the "Revised License and Supply Agreement"), and all references in the Purchase Agreement to the License and Supply Agreement shall be deemed to be references to the Revised License and Supply Agreement.

        SECTION 16. Exclusion of Lease. Schedule 3.13(b) to the Purchase Agreement is hereby amended to delete the lease listed as item number 12 (Itasca, IL). Every other Schedule to the Purchase Agreement in which reference is made to such lease, including, but not limited to, Schedule 5.20(a)(ii)(A) to the Purchase Agreement, is hereby amended to delete such reference. Schedule 1.1(f) to the Purchase Agreement is hereby amended to add the Real Property governed by such lease.

        SECTION 17. Conflicts. (a) Unless specifically set forth in a Related Agreement or a Transfer Agreement, as applicable, in the event of a conflict between a provision of the Purchase Agreement and a provision of a Related Agreement or a Transfer Agreement, the terms of the Purchase Agreement shall be controlling (it being understood and agreed that in the case of the Agency Agreement, the provisions of Section 13.9 of the Agency Agreement shall govern in the event of any conflict between the Agency Agreement and the Purchase Agreement).

Form 10-Q

                (b) For purposes of this Amendment, "Transfer Agreement" shall mean any agreement, deed, instrument or other Contract entered into or executed by and between DuPont and/or DPC and/or any of their Affiliates and Buyer and/or any of its Affiliates, including any Foreign Buyer Sub, on or prior to the closing Date to implement the transfer of (i) the DPC Interests, the DCI Shares, the DPRL Shares, the DPL Shares, (ii) the Controlled Foreign Subsidiary Shares, (iii) the Additional Transferred Assets or (iv) the Excluded Assets.

        SECTION 18. Tax Indemnification. (a) The first sentence of Section 6.1(a) of the purchase Agreement is hereby amended by deleting the words "or accrued" from the first proviso thereof. Section 6.6(a) of the Purchase Agreement is hereby amended by deleting the words "or accrued" from clause (x) thereof.

                (b) At or prior to the closing of the sale of Pharma UK, Pharma UK will sell all of its shares of the stock of Pharma Italy to Bristol Myers Squibb S.p.A., a company organized under the laws of Italy (the "UK Sale"). Any Taxes incurred by Pharma UK as a result of the UK Sale will be treated as Taxes incurred by Pharma UK relating to a Pre-Closing Tax Period, and as a result, DuPont shall indemnify and hold harmless Buyer and its Affiliates against any such Taxes pursuant to Section 6.1(a) of the purchase Agreement. For purposes of Section 6.1(a) of the Purchase Agreement and any other relevant provisions of the purchase Agreement (i) the entire amount of any Taxes incurred by Pharma UK upon the UK Sale shall be treated as exceeding the Foreign Tax Threshold Amount and (ii) the entire amount of any Taxes incurred by Pharma UK upon the UK Sale shall not be taken into account in determining whether the Foreign Tax Threshold Amount has been exceeded with respect to DuPont's obligation under Section 6.1(a) to indemnify against any other Taxes.

        SECTION 19. Caribe DC Plan. Section 5.11(h) of the Purchase Agreement is hereby amended and restated to read in its entirety as follows:

        "(h) Caribe DC Plan. Unless otherwise agreed to by Buyer and DuPont, effective as of the Closing Date, DuPont shall cause the Transferred Business Companies in Puerto Rico to withdraw as participating employers in the Caribe DC Plan, and the account balances of all Transferred Employees in Puerto Rico shall be retained by the Caribe DC Plan in accordance with the terms of the Caribe DC Plan. As soon as practicable following the Closing Date, Buyer shall make available a loan facility to each Transferred Employee participating in, and having an outstanding loan balance under, the Caribe DC Plan as of the Closing Date to enable such Transferred Employees to repay such Caribe DC Plan loans. Immediately following the Closing Date, all Transferred Employees who, immediately preceding the Closing Date, were participants in the Caribe DC Plan, shall be automatically enrolled in the Bristol-Myers Squibb Puerto Rico, Inc. Savings and Investment Program. The parties shall fully cooperate in effectuating the convenants contained herein."

        SECTION 20. Canadian Services Agreement. After the Closing Date, DuPont and Buyer shall use their reasonable efforts to cause DuPont Canada, Inc., a Canadian corporation ("DuCan"), PerkinElmer Canada Inc., a Canadian corporation ("PerkinElmer"), and DuPont Pharma, Inc., a Canadian corporation ("Pharma Canada"), respectively, to negotiate an amendment to that certain Service Agreement, dated as of December 8, 2000 and referenced in Section 14(ii) hereof (the "Service Agreement"), among PerkinElmer, DuCan and Pharma Canada, which amendment shall be on commercially reasonable terms and shall relate to the clarification of (i) the price of services provided under the Service Agreement, (ii) the term of the Service Agreement and (iii) the rights and obligations of the parties with respect to the early termination of the Service Agreement.

Form 10-Q

        SECTION 21 Allocation of Closing Purchase Price. The parties agree that, in accordance with Section 2.5 of the Agreement, the Closing Purchase Price shall be allocated as set forth in Schedule VII hereto.

        SECTION 22 Typographical Corrections to Schedules. (a) The hand-written reference in Schedule 3.3(c) to the purchase Agreement under the heading "Common & Preferred Stock Holdings of the Transferred Business Companies As Of 4/20/01 Valuation and Ownership" is hereby amended to delete and replace the reference to Schedule 1.1(c) (the Schedule related to Cozaar/Hyzaar Patents) with a reference to Schedule 1.1(e) (the Schedule related to Excluded Assets).

                (b) Schedule 3.20 to the Purchase Agreement is hereby amended to replace the date of "January 1, 2001" referenced in the disclosure with respect to the Information Services Agreement between IMS Health Incorporated and DPC with the date "January 1, 1998 (this agreement is in the process of being re-negotiated and replaced by an agreement to be in effect from January 1, 2001 to December 3, 2001)".

                (c) Item 13 to Schedule 3.4(c) to the Purchase Agreement with respect to the Agreement between Leo Pharmaceuticals Products Ltd. and DuPont Merck Pharmaceuticals Company is hereby amended and restated in its entirety with the following:

"Agreement between Leo Pharmaceuticals Products Ltd. and The DuPont Merck Pharmaceuticals Company dated March 6, 1998, as amended July 20, 1999 and April 23, 2001".

                (d) Item 5 to Schedule 3.14(a)(vi) to the Purchase Agreement with respect to the Agreement between Leo Pharmaceuticals Products Ltd. and The DuPont Merck Pharmaceuticals Company is hereby amended to replace the phrase "as amended" with the words "as amended July 20, 1999 and April 23, 2001".

                (e) Schedule 3.14(a)(v) (indicated as Schedule 3.14(a)(D)) to the Purchase Agreement shall be amended as set forth in Exhibit E hereto.

        SECTION 23 No Further Amendment. Except as otherwise provided herein, the Purchase Agreement shall remain unchanged and in full force and effect.

        SECTION 24 Effect of Amendment. From and after the execution of this Amendment by the parties hereto, any reference to the Purchase Agreement shall be deemed a reference to the Purchase Agreement as amended hereby; provided, however, that any reference to the date of the Purchase Agreement, the use of the phrase "the date hereof" or "the date of this Agreement" shall in all cases be a reference to June 7, 2001 and not the date of this Amendment.

        SECTION 25. Miscellaneous. The provisions contained in Article IX of the Purchase Agreement are incorporated by reference in this Amendment as though they were more fully set forth herein.

Form 10-Q

        IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

E. I. DU PONT DE NEMOURS AND COMPANY

By: /s/ John W. Ward
Title: Attorney-in-Fact

DUPONT PHARMA, INC.

By: /s/ John W. Ward
Title: Attorney-in-Fact

DUPONT PHARMACEUTICALS COMPANY

By: /s/ Robert E. Peltzer
Title: Senior Vice President & General Counsel

DUPONT ELECTRONIC MATERIALS, INC.

By: /s/ John W. Ward
Title: Attorney-in-Fact

DUPONT DIAGNOSTICS INC.

By: /s/ John W. Ward
Title: Attorney-in-Fact

BRISTOL-MYERS SQUIBB COMPANY

By: /s/ Brian Markison
President, Bristol-Myers Squibb Company,
Oncology and Virology

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)

	Nine Months	Years Ended December 31
	Ended
	September 30, 2001	2000	1999	1998	1997	1996

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Change In
Accounting Principle	$ 413	$2,314	$ 219	$1,648	$1,432	$2,931
Provision for Income Taxes	87	1,072	1,410	941	1,354	1,416
Minority Interests in Earnings of
Consolidated Subsidiaries	31	61	61	24	43	40
Adjustment for Companies Accounted
for by the Equity Method	68	(109)	33	(39)	936(a)	82
Capitalized Interest	(46)	(69)	(107)	(120)	(80)	(70)
Amortization of Capitalized Interest	46	65	88(b)	65(b)	82(b)	127

	599	3,334	1,704	2,519	3,767	4,526

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	492	810	535	520	389	409
Discontinued Operations(c)	-	-	180	304	252	304
Capitalized Interest -
Continuing Operations	46	69	107	120	80	70
Discontinued Operations(c)	-	-	3	78	90	73
Rental Expense Representative of
Interest Factor	54	70	66	71	83	80

	592	949	891	1,093	894	936

Total Adjusted Earnings Available for
Payment of Fixed Charges	$1,191	$4,283	$2,595	$3,612	$4,661	$5,462

Number of Times Fixed Charges Earned	2.0	4.5	2.9	3.3	5.2	5.8

(a)	Includes write-off of Purchased In-Process Research and Development
Associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
(b)	Includes write-off of capitalized interest associated with divested businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.