Form 10-K
period 2001-12-31
DUPONT E I DE NEMOURS & CO
filed 2002-03-21
CIK 30554

2001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the year ended December 31, 2001	Commission file number 1-815

E. I. DU PONT DE NEMOURS

AND COMPANY
(Exact name of registrant as specified in its charter)

DELAWARE	51-0014090
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1007 Market Street

Wilmington, Delaware 19898
(Address of principal executive offices)

Registrant’s telephone number, including area code: 302 774-1000

Securities registered pursuant to Section 12(b) of the Act
(Each class is registered on the New York Stock Exchange, Inc.):

Title of Each Class

Common Stock ($.30 par value)
Preferred Stock
(without par value-cumulative)
$4.50 Series
$3.50 Series

No securities are registered pursuant to Section 12(g) of the Act.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of March 7, 2002, was approximately $46.6 billion. As of such date, 992,953,510 shares (excludes 87,041,427 shares of treasury stock) of the company’s common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference

(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated
By Reference
In Part No.

The company’s 2001 Annual Report to Stockholders	I, II, and IV

The company’s Proxy Statement, dated March 21, 2002, in connection with the Annual Meeting of Stockholders to be held on April 24, 2002	III

E. I. DU PONT DE NEMOURS AND COMPANY

      The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

		Page(s)

Part I

Item 1.	Business	3-9

Item 2.	Properties	9

Item 3.	Legal Proceedings	10-11

Item 4.	Submission of Matters to a Vote of Security Holders	11

	Executive Officers of the Registrant	12

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13

Item 6.	Selected Financial Data	13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-14

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 8.	Financial Statements and Supplementary Data	15

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	15

Part III

Item 10.	Directors and Executive Officers of the Registrant	15

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management	15

Item 13.	Certain Relationships and Related Transactions	15

Part IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	16-17

Signatures		18

Note on Incorporation by Reference

       Throughout this report, various information and data are incorporated by reference to portions of the company’s 2001 Annual Report to Stockholders (those portions are hereinafter referred to as Exhibit 13). Any reference in this report to disclosures in Exhibit 13 shall constitute incorporation by reference of that specific material into this Form 10-K.

PART I

Item 1.  BUSINESS

      DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines including high-performance materials, synthetic fibers, electronics, specialty chemicals, agriculture and biotechnology. The company operates globally through some 22 strategic business units. Within the strategic business units, a wide range of products are manufactured for distribution and sale to many different markets, including the transportation, textile, construction, motor vehicle, agricultural, home furnishings, medical, packaging, electronics and the nutrition and health markets.

      The company’s strategic business units are aggregated into eight reportable segments – Agriculture & Nutrition, Nylon, Performance Coatings & Polymers, Pharmaceuticals, Pigments & Chemicals, Polyester, Specialty Fibers, and Specialty Polymers. The following pages, including those pages of Exhibit 13 specifically incorporated herein, provide perspective on these eight segments. The company’s nonaligned businesses and embryonic businesses are grouped under “Other.” These businesses represent approximately 1 percent of total 2001 segment sales and are discussed on page 29 of Exhibit 13. Financial data for the segments is provided in Note 32, “Segment Information,” on pages 71 through 74 of Exhibit 13.

      The company and its subsidiaries have operations in about 75 countries worldwide and, as a result, about 50 percent of consolidated sales are made to customers outside the United States. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company. Total worldwide employment at year-end 2001 was about 79,000 people.

      In February 2002, the company announced the realignment of its businesses into five market- and technology-focused growth platforms and its plans for the creation of a Textiles and Interiors subsidiary. The growth platforms are: DuPont Electronic & Communication Technologies; DuPont Performance Materials; DuPont Coatings & Color Technologies; DuPont Safety & Protection; and DuPont Agriculture & Nutrition. DuPont will consider a full range of options to separate DuPont Textiles & Interiors from the company by year-end 2003, market conditions permitting. The disclosures contained in this report and incorporated by reference to Exhibit 13 reflect the company’s organizational structure that existed at December 31, 2001.

Sale of DuPont Pharmaceuticals

      On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium, hydrochlorothiazide) brands. These antihypertensive drugs were discovered by DuPont and developed in collaboration with Merck & Co. Inc. DuPont has exclusively licensed marketing rights for Cozaar® and Hyzaar® to Merck and in conjunction with the sale, Bristol-Myers Squibb has agreed to continue to manufacture Cozaar® and Hyzaar® for DuPont at the former DuPont Pharmaceuticals manufacturing site at Garden City, New York. Effective with the fourth quarter 2001 results, the Pharmaceuticals segment reflects only DuPont’s share of the financial results of this onging collaboration.

Discontinued Operations

      On September 28, 1998, the company announced that the Board of Directors had approved a plan to divest the company’s 100 percent-owned petroleum business, Conoco Inc. On October 21, 1998, the company’s interest in Conoco was reduced to 69.5 percent following an initial public offering of Conoco Class A common stock. On August 6, 1999, the company completed the planned divestiture through a tax-free split off whereby the company exchanged its 436,543,573 shares of Conoco Class B common stock for 147,980,872 shares of DuPont common stock. The company’s consolidated financial statements and notes report its former petroleum business as discontinued operations.

      The following information describing the business of the company can be found on the indicated pages of Exhibit 13:

Item	Page(s)

Segment Reviews:
Business Discussions, Principal Products and Principal Markets

Introduction	17-18

Agriculture & Nutrition	18-20

Nylon	20-21

Performance Coatings & Polymers	21-22

Pharmaceuticals	22-23

Pigments & Chemicals	23-24

Polyester	24-25

Specialty Fibers	25-27

Specialty Polymers	27-29
Total Segment Sales, Intersegment Transfers, After-Tax Operating Income, and Segment

Net Assets for 2001, 2000, and 1999	71-74

Geographic Information:

Net Sales and Net Property 2001, 2000, and 1999	71

Sources of Supply

      The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

      Excluding Pioneer Hi-Bred International Inc. and the Nutrition & Health businesses, which are part of the Agriculture & Nutrition segment, a substantial portion of the production and sales in the segments’ businesses is dependent upon the availability of hydrocarbon feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major petrochemical companies. DuPont participates in a joint venture with Equistar Chemicals, LP, which manufactures and supplies a significant portion of the company’s requirements for ethylene glycol, a hydrocarbon feedstock.

      Pioneer, which is in the hybrid seed industry, has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, Pioneer generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. Pioneer believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels. The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the company can engage in seed production year-round. Production in the Nutrition & Health businesses is primarily dependent upon the availability of soy flake, which is readily available from many sources.

      The major purchased commodities, raw materials, and supplies for the company’s reportable segments in 2001 that manufacture products are listed below:

     Agriculture & Nutrition:

acetaldoxime; carbamic acid, (3-((dimethylamino) carbonyl)-2-pyridinyl-sulfonyl-phenyl ester; carbamic acid, (chlorocarbonyl) [4-(trifluoromethoxy) phenyl]-, methylester; cyanamide; dichlorophenol isocyanate; methyl mercaptan; soy flake; 5-choroindanone, methylester

     Nylon:

adipic acid; ammonia; butadiene; cyclohexane; natural gas

     Performance Coatings & Polymers:

adipic acid; butadiene; caustic soda; chlorine; cyclohexane; ethylene; fiberglass; hydrocarbon solvents; isocyanate resins; melamine resins; methanol; pigments; polyethylene; propylene; ultra violet light stabilizer

     Pigments & Chemicals:

ammonia; benzene; caustic soda; chlorine; coke; methanol; propylene; sodium hydroxide; titanium ore

     Polyester:

acetic acid; dimethyl terephthalate; ethylene glycol; paraxylene; terephthalic acid

     Specialty Fibers:

acetylene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; paraphenylenediamine; polyester; terephthaloyl chloride; wood pulp

     Specialty Polymers:

acetic acid; alumina trihydrate; ethane; methacrylic acid; polyethylene; natural gas; block co-polymers; oxydianiline; 4G7 plasticizer

      In addition, during 2001, the company consumed substantial amounts of electricity and natural gas for energy.

      DuPont has contracted with Computer Sciences Corporation (CSC) and Accenture LLP to provide certain services for the company. CSC operates a majority of DuPont’s global information systems and technology infrastructures and provides selected applications and software services. Accenture LLP provides information systems solutions designed to enhance DuPont’s manufacturing, marketing, distribution and customer service.

Patents and Trademarks

      The company believes that its patent and trademark estate provides it with an important competitive advantage and has established a global network of attorneys and licensing professionals to procure, maintain and protect its estate.

      The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company’s significant research program and the proprietary goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns over 20,000 worldwide patents and over 14,000 worldwide patent applications. In 2001, the company was granted almost 500 U.S. patents and over 1,800 international patents. The company’s rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each reportable segment.

      The U.S. patents covering Cozaar® (losartan potassium) and Hyzaar® (losartan potassium, hydrochlorothiazide) compounds, pharmaceutical formulation and methods for use for treatment of hypertension expire in 2009. The company has exclusively licensed marketing rights for the Cozaar® and Hyzaar® brands to Merck & Co. Inc. as part of its collaborative effort with Merck on the development of these products. In October 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company.

However, DuPont retained its interests in Cozaar® and Hyzaar®. Effective with fourth quarter 2001 results, the Pharmaceuticals segment reflects only the financial results of the licensing agreement and the ongoing collaborative effort with Merck.

      The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology, are important to the Pioneer business and its competitors. No single patent owned by Pioneer is vitally important to its business. However, Pioneer’s ability to compete in the future may be affected by its competitors’ intellectual rights, especially those relating to genetically engineered crops, particularly if those rights withstand legal challenges, and competitors do not offer licenses on commercially reasonable terms. See the Agriculture & Nutrition segment review on pages 13-14 of this report and as incorporated by reference on page 4 of this report to pages 18 to 20 of Exhibit 13.

      The company has over 2,100 unique trademarks for its products and services and has over 23,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has a number of trademarks that have significant recognition at the consumer retail level, including DuPontTM and the DuPont Oval; Lycra® brand premium stretch fibers; Stainmaster® carpets; Teflon® fluoropolymers, films, fabric protectors, fibers, and dispersions; Corian® surfaces; Cordura® nylon; Coolmax® fibers; Tactel® nylon; Tyvek® and Kevlar® brands protective material; and Pioneer® brand seeds. The company is actively pursuing licensing opportunities for selected trademarks. For example, the Teflon® trademark has been extended through brand licensing to personal care products, automotive car care products, automotive wiper blades, eye glass lenses and home care products.

Seasonality

      Sales of the company’s products in the Agriculture & Nutrition and the Performance Coatings & Polymers segments and, to a certain extent, the Nylon segment, are affected by seasonality. The Agriculture & Nutrition segment performance is strongest in the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year, and due to the seasonal nature of the seed business, Pioneer’s inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture & Nutrition segment are at a low point at year-end and increase through the selling season to peak at the end of the second quarter. Performance Coatings & Polymers sales reflect seasonal patterns related to motor vehicle builds and after-market refinishing, and Nylon’s flooring businesses are somewhat affected by the seasonality of the construction industry, which experiences its highest level of activity during the summer months.

      In general, businesses in the remaining segments are not materially affected by seasonal factors.

Marketing

      With the exception of the Pioneer business, most products are marketed primarily through DuPont’s sales force, although in some regions, more emphasis is placed on sales through distributors. In North America, the majority of Pioneer® brand seed is marketed through independent sales representatives. In areas outside the traditional corn belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

Major Customers

      The company’s sales are not materially dependent on a single customer or small group of customers. The Nylon, Polyester, and Performance Coatings & Polymers segments, however, have several large customers in their respective industries that are important to these segments’ operating results.

Competition

      Businesses in DuPont’s eight reportable segments compete on a variety of factors such as price, product quality or specifications, continuity of supply, customer service and breadth of product line, depending on the characteristics of the particular market involved.

      Principal competitors for all segments include major chemical companies based in the United States, Europe and Asia, principally Japan, China and Korea. Competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms and with petrochemical operations in oil-producing countries.

      In addition to providing crop protection chemicals, the Agriculture & Nutrition segment also sells hybrid seeds through Pioneer, principally for the global production of corn and soybeans, and thus directly competes with other hybrid seed suppliers. Agriculture & Nutrition also provides soy-based food ingredients and food safety equipment in competition with other major grain and food processors.

Research and Development

      The company conducts research in the United States at over 40 sites in 18 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is carried out at several of the company’s large research centers in and around Wilmington, Delaware. Among these, the Experimental Station laboratories engage in exploratory and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research on company products to assure they are safe for manufacture and use. In addition, Pioneer carries out research and development to develop hybrids of corn, sorghum and sunflower, and varieties of soybean, alfalfa, wheat, and canola for worldwide markets. Pioneer operates more than 90 primary research locations, with its largest center in Johnston, Iowa. Hybrids and varieties are developed at these primary research locations and tested at thousands of other locations.

      DuPont also operates a number of research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, the Netherlands, Spain, Switzerland and the United Kingdom, reflecting the company’s global interests.

      The objectives of the company’s research and development programs are to discover new products, processes and business opportunities in relevant fields and to improve existing products and processes. Each strategic business unit of the company funds research and development activities to support its business mission.

      The central research laboratories are responsible for assuring that leading-edge science and engineering concepts are identified and diffused throughout the DuPont technical community. All research and development activities are coordinated by senior research and development management through a corporate technology council to ensure that technical activities are consistent with business and corporate plans, and that the core technical competencies underlying DuPont’s current and future businesses remain healthy and continue to provide competitive advantages.

      Annual research and development expense and such expense shown “As Percent of Sales” for the five years 1997 through 2001 are included under the heading “General” of the Five-Year Financial Review on page 77 of Exhibit 13.

Environmental Matters

      Information relating to environmental matters is included in two areas of Exhibit 13: (1) “Management’s Discussion and Analysis” on pages 38-40, and (2) Notes 1 and 25 to the financial statements on pages 47-50 and 62-63, respectively.

Cautionary Statements Under The Private Securities Litigation Reform Act of 1995

     Forward-Looking Statements

      This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

      Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report and in Management’s Discussion and Analysis in the company’s latest Annual Report, the following are some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements:

•	The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales inside the United States and about half from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company’s business and profitability in that country. Also, the company’s business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities. In addition, economic factors (including a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) in those countries could affect the company’s revenues, expenses and results of operations.

•	The company’s ability to grow earnings will be affected by increases in the cost of raw materials, particularly oil, natural gas and products derived from oil and natural gas. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.

•	The company’s growth objectives are largely dependent on its ability to renew its pipeline of new products and to bring those products to market. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete research and development; obtain relevant regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of the new products.

•	As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to the company.

•	To a significant degree, results in the company’s Agriculture & Nutrition segment reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the United States occur in the first half of the year. In addition, demand for products produced in these segments may be affected by market acceptance of genetically enhanced products.

•	The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.

•	The company’s facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The company’s accruals

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

•	The company’s results of operations could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

      The foregoing list of important factors is not inclusive, or necessarily in order of importance.

Item 2.     PROPERTIES

      The company owns and operates manufacturing, processing, production, marketing, and research and development facilities worldwide.

      DuPont’s corporate headquarters is located in Wilmington, Delaware. In addition, the company operates sales offices, regional purchasing offices, distribution centers, and various other specialized service locations.

      Further information regarding properties is included in Exhibit 13 in the Segment Reviews on pages 17-29. Information regarding research and development facilities is incorporated by reference to Item 1, Business – Research and Development on page 7 of this report. Additional information with respect to the company’s property, plant and equipment, and leases is contained in Notes 15 and 25 to the company’s consolidated financial statements on pages 59 and 62-63, respectively, in Exhibit 13.

      The company’s investment in property, plant and equipment in the United States and Puerto Rico related to operations is located at some 80 sites, the principal of which are as follows:

Texas	Delaware	Virginia	West Virginia

Bayport Beaumont Corpus Christi LaPorte Orange Victoria	Edge Moor Newark Seaford Wilmington	Front Royal Hopewell Richmond Waynesboro	Belle Martinsburg Parkersburg

Tennessee	North Carolina	New Jersey	South Carolina

Chattanooga Memphis New Johnsonville Old Hickory	Fayetteville Kinston Research Triangle Park	Deepwater Parlin	Camden Charleston Florence

New York	Michigan	Iowa	Puerto Rico

Buffalo Niagara Falls	Mt. Clemens Troy	Clinton Fort Madison Johnston	Manati

      Property, plant and equipment outside the United States and Puerto Rico is located at about 100 sites, principally in the United Kingdom, Canada, Germany, the Netherlands, Taiwan, Spain, Singapore, Luxembourg, France, Mexico, Brazil, Belgium, China, Argentina, Japan and the Republic of Korea.

      The company’s plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 78 percent in 2001, 81 percent in 2000 and 83 percent in 1999. These properties are directly owned by the company except for some auxiliary facilities and miscellaneous properties, such as certain buildings and transportation equipment, which are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

Item 3.     LEGAL PROCEEDINGS

      In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont since has been served with several hundred lawsuits, most of which were disposed of by trial, dismissal or settlement. Approximately 110 cases are pending. Some of these lawsuits were filed by growers who allege plant damage from using Benlate® 50 DF and, in some cases, Benlate® WP. Some include claims for alleged damage to shrimping operations from Benlate® OD, and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include allegations of fraud and misconduct, as well as violations of Federal and State racketeering laws. In August 2001, a Florida jury found DuPont liable under Florida’s racketeering statute and for product defect involving alleged crop damage. Plaintiffs are seeking to have judgment entered for about $88.5 million. The court is considering post-trial motions; DuPont will appeal.

      In addition, a securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiff in this case alleges that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont’s stock between June 19, 1993 and January 27, 1995. The district court has certified the case as a class action, and discovery is proceeding.

      Certain plaintiffs who had previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate® 50 DF claims. Approximately 47 such cases were filed. Recently, the Florida Federal Court dismissed the lead case of 25 cases pending before it. The plaintiffs have appealed. The remaining cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

      A shareholder derivative action was filed in August of 2001 in Florida. The suit alleged that the Board of Directors breached various duties in connection with the Benlate® litigation and asserted claims under the Federal and State racketeering laws. This case has been dismissed by the plaintiff.

      Twenty-eight cases are pending against the company in State Court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers alleging that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs’ shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, and resulted in adverse judgments of approximately $14 million and $16 million, respectively. The company has appealed both cases. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involved Benlate® OD. The untried cases are on hold awaiting resolution by the appellate court of the case tried in 2000.

      DuPont believes that Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. DuPont discontinued the manufacture and sale of Benlate® fungicide in all its forms in 2001. The ultimate liabilities from the Benlate® lawsuits discussed above may be significant to the company’s results of operations in the period recognized, but management does not anticipate that they will have a material adverse effect on the company’s consolidated financial position or liquidity.

      The company’s balance sheets reflect accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges.

Environmental Proceedings

      On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont’s Louisville, Kentucky, fluoroproducts facility. This release lasted about forty minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont’s incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont’s process isolation procedures were also reviewed and modified as a result of this incident. The Department of Justice (DOJ) proposed a settlement prior to filing its action for $1,700,000. Subsequently, by letter dated July 13, 1999, the DOJ provided formal notice to DuPont, that due to the May 1997 HF release, the DOJ intended to bring a federal court action against DuPont under the CAA Section 112(r) – General Duty Clause. DuPont contested the proposed $1,700,000 fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident. DuPont presented a settlement offer to the DOJ and the Environmental Protection Agency (EPA) in December 2000. DuPont has recently reached an agreement with DOJ and EPA to settle this matter for $1,102,000. This settlement consists of $552,000 in supplemental environmental projects supporting local Louisville governmental and nongovernmental environmental agencies and $550,000 as a cash penalty. The DOJ has prepared a Consent Decree and Complaint that DuPont is currently reviewing. Settlement is expected to be completed sometime in the second quarter of 2002.

      The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal system under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the Oil Pollution Act. The company’s plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of seventeen potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicated that their preferred remedy is to dredge the entire Grand Cal/ Indiana Harbor system. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

      On October 31, 2001, the Secretary of the Department of Natural Resources and Environmental Control (the Secretary), an administrative agency of the State of Delaware, filed a complaint alleging that the DuPont Edgemoor facility had (1) improperly operated storage ponds without a permit, (2) improperly operated a staging pile with out a permit, (3) allowed the discharge of an air contaminant without a permit, and (4) allowed the discharge of a water pollutant to surface water without a permit. The Secretary sought civil penalties under 7 Del. C. 6005(b)(1) for $1,000 to $10,000 per day for each day of violation of counts 2-4 and under 7 Del. C. 6309(b) for $1,000 to $25,000 per day of violation of the other counts. DuPont denied the allegations but acknowledged that there were environmental concerns associated with these activities and agreed to cease and desist and to take appropriate remedial action. Therefore, concurrent with the filing of the Complaint in the Delaware Superior Court, the Secretary filed a Consent Order in which the parties agreed that DuPont will (1) close the surface impoundments in a manner protective of human health and the environment, (2) conduct a facility wide Corrective Action, (3) enter into a voluntary clean-up program to close the staging pile, (4) investigate and mitigate any impacts to human health and the environment resulting from offsite uses of the staging material and (5) submit a payment of $7,000 per year for oversight expenses during the life of the Consent Order. The approximate cost of these activities is estimated at $12,400,000 and reserves were established at December 31, 2001 to cover these costs. Since the Consent Order resolves the Complaint, DuPont is not subject to the civil penalties sought in the latter.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The following is a list, as of March 7, 2002, of the company’s executive officers. These officers serve as members of the company’s Office of the Chief Executive.

		Executive
		Officer
	Age	Since

Chairman of the Board of Directors and Chief Executive Officer:

Charles O. Holliday, Jr.(1)	53	1992

Other Executive Officers:

Thomas M. Connelly, Senior Vice President and Chief Science and Technology Officer	49	2000

Richard R. Goodmanson, Executive Vice President and Chief Operating Officer	54	1999

John C. Hodgson, Executive Vice President	58	2002

Stacey J. Mobley, Senior Vice President and Chief Administrative Officer and General Counsel	56	1992

Gary M. Pfeiffer, Senior Vice President and Chief Financial Officer	52	1997

Dennis Zeleny, Senior Vice President – Global Human Resources	46	2001

(1)	Member of the Board of Directors.

      The company’s executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed. Messrs. Holliday and Mobley have each been employed by DuPont in executive officer positions for more than the past five years.

      Thomas M. Connelly joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Prior to his promotion to Senior Vice President and Chief Science and Technology Officer, Mr. Connelly served as vice president and general manager – DuPont Fluoroproducts from 1999 until September 1, 2000 when he was named to his current position.

      Richard R. Goodmanson joined DuPont in 1999 as Executive Vice President and Chief Operating Officer. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992-1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

      John C. Hodgson joined DuPont in 1966. Since then, Mr. Hodgson has held various sales and product management positions and has served in several business director roles. In 1996, he was named vice president and general manager of Photopolymer & Electronic Materials. Prior to his promotion to Executive Vice President with responsibility for the company’s five newly formed growth platforms, Mr. Hodgson served as group vice president and general manager – DuPont iTechnologies from February 2000 until he was named to his current position in February 2002.

      Gary M. Pfeiffer joined the company in 1974 and has held a succession of tax and financial and business analysis positions. Mr. Pfeiffer has also served in several director roles and prior to his promotion to Senior Vice President and Chief Financial Officer, Mr. Pfeiffer served as vice president and general manager, DuPont Nylon – North America from 1994 until October 1997 when he was named to his current position.

      Dennis Zeleny joined DuPont in 2001 as Senior Vice President – Global Human Resources. Prior to joining DuPont, Mr. Zeleny was vice president, Worldwide Human Resources for Honeywell, a position he held since 2000, following the merger of Allied Signal with Honeywell. From 1995 to 2000, Mr. Zeleny served as vice president, human resources in several capacities for Allied Signal, and from 1978 to 1995, Mr. Zeleny held a number of human resources positions at PepsiCo.

PART II

       Information with respect to the following Items can be found on the indicated pages of Exhibit 13 if not otherwise included herein.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 126,718 at December 31, 2001, and 125,473 at March 7, 2002.

Page(s)

Quarterly Financial Data:

Dividends Per Share of Common Stock	76

Market Price of Common Stock (High/Low)	76

Item 6.     SELECTED FINANCIAL DATA

Five-Year Financial Review:

Summary of Operations	77

Financial Position at Year End	77

General	77

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis:

Analysis of Continuing Operations	14-17

Discontinued Operations	17

Segment Reviews	17-29

Further to the Agriculture & Nutrition Segment discussion in Exhibit 13 on pages 18-20:

Glyphosate Tolerant Soybeans

In December 1999, the Monsanto Company filed suit in the U.S. District Court for the Eastern District of Missouri against Pioneer claiming that its merger with DuPont breached a 1992 license agreement granting Pioneer the right to produce and market Roundup Ready® glyphosate tolerant soybeans. Monsanto asked for damages for the breach and termination of the license. Monsanto’s complaint also alleged claims for patent infringement and trade secret misappropriation if the license were terminated. On March 20, 2001, the court, on motions for summary judgment, found that DuPont’s acquisition of Pioneer terminated the agreement. The court found no breach of contract and therefore, awarded no damages on this claim. It held that any claim for damages or other relief Monsanto seeks will have to wait until the next phase of the litigation, which involves Monsanto’s patent infringement and trade secret allegations.

The court found that its determination involved controlling questions of law as to which there is a substantial difference of opinion and that an immediate appeal would advance the ultimate determination of this litigation. Those questions involve whether federal common law or state merger law should control the transferability of patent licenses. The court has certified its decision for immediate appeal to the U.S. Court of Appeals for the Federal Circuit. Pioneer has filed an appeal. The company believes that the appellate court will ultimately find that state merger law rather than federal common law controls in merger situations and, therefore, that no prohibited license transfer took place when DuPont acquired Pioneer. The district court has stayed all other proceedings regarding patent infringement and trade secret claims pending the outcome of the appeal. A favorable decision for Pioneer on appeal will reinstate the license and preclude all other claims. The appeal was heard on February 5, 2002. A decision is not expected until later in 2002.

On October 1, 1999, the company acquired the approximately 80 percent of Pioneer not previously owned for $7,684 million. An intangible asset has been recorded to recognize the value of the 1992 license agreement. Should the ultimate outcome of this lawsuit be adverse to the company, the value of this intangible asset may become impaired, resulting in a one-time noncash charge to earnings.

Management does not anticipate that the ultimate outcome of this lawsuit will have a material adverse effect on the company’s consolidated financial position, liquidity or results of operations, although it could be significant to the results of operations of the Agriculture & Nutrition segment in the period recognized.

Liquidity and Capital Resources	29-32

Purchased In-Process Research and Development	33-37

Financial Instruments	37-38

Environmental Matters	38-40

Forward-Looking Statements	40-41

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management’s Discussion and Analysis:
Financial Instruments

Derivatives and Other Hedging Instruments	37

Foreign Currency Risk	37

Interest Rate Risk	37-38

Commodity Price Risk	38

Value at Risk	38

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page(s)

Financial Statements:

Report of Independent Accountants	42

Consolidated Income Statement for 2001, 2000, and 1999	43

Consolidated Balance Sheet as of December 31, 2001 and December 31, 2000	44

Consolidated Statement of Stockholders’ Equity for 2001, 2000 and 1999	45

Consolidated Statement of Cash Flows for 2001, 2000 and 1999	46

Notes to Financial Statements	47-75

Quarterly Financial Data and related notes for the following items for the quarters in the two years ended December 31, 2001 and 2000:

Sales	76

Cost of goods sold and other expenses	76

Income before cumulative effect of a change in accounting principle	76

Net income (loss)	76

Basic earnings (loss) per share of common stock before cumulative effect of a change in accounting principle	76

Basic earnings (loss) per share of common stock	76

Diluted earnings (loss) per share of common stock before cumulative effect of a change in accounting principle	76

Diluted earnings (loss) per share of common stock	76

Dividends per share of common stock	76

Market price of common stock	76

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

       Information with respect to the following Items is incorporated by reference to the pages indicated in the company’s 2001 Annual Meeting Proxy Statement dated March 21, 2002, filed in connection with the Annual Meeting of Stockholders to be held April 24, 2002. However, information regarding executive officers is contained in Part I of this report (page 12) pursuant to General Instruction G of this form.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Election of Directors	8-11

Compliance With the Securities Exchange Act	13

Item 11.	EXECUTIVE COMPENSATION

Compensation of Directors	6-7

Compensation and Stock Option Information	17-19

Retirement Benefits	21

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Securities	11-13

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Election of Directors	8-11

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) Financial Statements, Financial Statement Schedules and Exhibits:

1. Financial Statements. (See listing at Part II, Item 8 of this report regarding financial statements, which are incorporated by reference to Exhibit 13.)

2. Financial Statement Schedules – none required.

      The following should be read in conjunction with the previously referenced Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company’s equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2001.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

3. Exhibits

      The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number		Description

3.1		Company’s Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to the company’s filing on Form 8-K on June 13, 1997).
3.2		Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 1998).
4		The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10.2		The DuPont Stock Accumulation and Deferred Compensation Plan, as last amended April 29, 1998 (incorporated by reference to Exhibit 10.3 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998).
10.3	*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996.
10.4	*	Company’s Pension Restoration Plan, as last amended effective June 4, 1996.
10.5	*	Company’s Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998).
10.6	*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company’s Annual Meeting Proxy Statement dated March 21, 2002).
10.7	*	Company’s Salary Deferral & Savings Restoration Plan effective April 26, 1994, as last amended effective January 1, 2000 (incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Exhibit
Number		Description

10.8	*	Company’s 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 (incorporated by reference to Exhibit 10.8 of the company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.9	*	Company’s 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997.
10.10	*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
10.11	*	Letter Agreement and Employee Agreement, dated as of April 22, 1999, between this company and R.R. Goodmanson (incorporated by reference to Exhibit 10.11 of the company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.13		Company’s Purchase Agreement dated June 7, 2001, by and among the company DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb Company (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.14		Amendment to Purchase Agreement, dated as of October 1, 2001, to the Purchase Agreement, dated June 7, 2001, by and among E.I. du Pont de Nemours and Company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol- Myers Squibb Company (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
11		Statement re calculation of earnings per share.
12		Statement re computation of the ratio of earnings to fixed charges.
13		Management’s Discussion and Analysis and Financial Information Section of the Annual Report to Shareholders for the year ended December 31, 2001, which are furnished to the Commission for information only, and not filed except as expressly incorporated by reference in this Report.
21		Subsidiaries of the Registrant.
23		Consent of Independent Accountants.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

      (b) Reports on Form 8-K:

1. On October 24, 2001, a Current report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, “Other Events,” the Registrant filed a news release entitled “DuPont Reports Third Quarter 2001 Earnings.”

2. On January 23, 2002, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, “Other Events,” the Registrant filed a news release entitled “DuPont Reports Fourth Quarter And Full-Year 2001 Earnings.”

3. On February 11, 2002, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under its Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069 and No. 333-86363). Under Item 5, “Other Events,” the Registrant filed a news release entitled “DuPont Aligns Businesses By Markets, Technologies; Forms Textiles & Interiors Subsidiary.”

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 21st day of March 2002.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

By:	/s/G. M. PFEIFFER

G. M. Pfeiffer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 21st day of March 2002 by the following persons on behalf of the registrant in the capacities indicated:

Chairman of the Board and Chief Executive Officer

and Director:
(Principal Executive Officer):

/s/ C. O. HOLLIDAY, JR.

C. O. Holliday, Jr.

      Directors:

/s/ A. J. P. BELDA	/s/ L. D. JULIBER

A. J. P. Belda	L. D. Juliber

/s/ R. H. BROWN	/s/ G. LINDAHL

R. H. Brown	G. Lindahl

/s/ C. J. CRAWFORD	/s/ M. NAITOH

C. J. Crawford	M. Naitoh

/s/ L. C. DUEMLING	/s/ W. K. REILLY

L. C. Duemling	W. K. Reilly

/s/ E. B. DU PONT	/s/ H. R. SHARP, III

E. B. du Pont	H. R. Sharp, III

/s/ D. C. HOPKINS	/s/ C. M. VEST

D. C. Hopkins	C. M. Vest