Form 10-Q
period 2002-03-31
DUPONT E I DE NEMOURS & CO
filed 2002-05-09
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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

993,193,766 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 30, 2002.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

Page(s)

Part I Financial Information

Item 1. Financial Statements
Consolidated Income Statement	3
Consolidated Statement of Cash Flows	4
Consolidated Balance Sheet	5
Notes to Financial Statements	6-13

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	14-15
Results of Operations:
Financial Results	15-16
Segment Performance	16-17
Outlook	17
Liquidity & Capital Resources	18-19
Other Items:
Textiles & Interiors to Take Actions to Increase Competitiveness	19
Pioneer Intellectual Property Disputes	19-20
Acquisition of Liqui-Box Corporation	20

Part II Other Information

Item 1. Legal Proceedings	20-21
Item 4. Submission of Matters to a Vote of Security Holders	21-22
Item 6. Exhibits and Reports on Form 8-K	22-23

Signature	24

Exhibit Index	25-26

Form 10-Q

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
	Three Months Ended
CONSOLIDATED INCOME STATEMENT(a)	March 31
(Dollars in millions, except per share)	2002	2001

SALES(b)	$6,142	$6,859
Other Income(c)	57	170

Total	6,199	7,029

Cost of Goods Sold and Other Operating Charges(d)	3,984	4,486
Selling, General and Administrative Expenses	645	757
Depreciation	305	327
Amortization of Goodwill and Other Intangible Assets(e)	51	112
Research and Development Expense	287	410
Interest Expense	90	178
Employee Separation Costs and Write-Down of Assets(f)	9	-

Total	5,371	6,270

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	828	759
Provision for Income Taxes	328	272
Minority Interests in Earnings of Consolidated Subsidiaries	21	3

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	479	484
Cumulative Effect of a Change in Accounting Principle, Net of Income Taxes(g)	-	11

NET INCOME	$ 479	$ 495

BASIC EARNINGS PER SHARE OF COMMON STOCK(h)
Income before Cumulative Effect of a Change in Accounting Principle	$ .48	$ .46
Cumulative Effect of a Change in Accounting Principle	-	.01

Net Income	$ .48	$ .47

DILUTED EARNINGS PER SHARE OF COMMON STOCK(h)
Income before Cumulative Effect of a Change in Accounting Principle	$ .48	$ .46
Cumulative Effect of a Change in Accounting Principle	-	.01

Net Income	$ .48	$ .47

DIVIDENDS PER SHARE OF COMMON STOCK	$ .35	$ .35

See Notes to Financial Statements.

Form 10-Q

	Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)	March 31
(Dollars in millions)	2002	2001

CASH PROVIDED BY (USED FOR) OPERATIONS:
Net Income	$ 479	$ 495
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operations:
Cumulative Effect of a Change in Accounting Principle, Net of Tax(g)	-	(11)
Depreciation	305	327
Amortization of Goodwill and Other Intangible Assets(e)	51	112
Other Noncash Charges and Credits - Net	215	138
Change in Operating Assets and Liabilities - Net	(2,120)	(1,583)

Cash Used for Operations	(1,070)	(522)

INVESTMENT ACTIVITIES:
Purchases of Property, Plant and Equipment	(253)	(316)
Investment in Affiliates	(20)	(7)
Payments for Businesses Acquired (Net of Cash Acquired)	(17)	(22)
Proceeds from Sales of Assets	9	6
Net Cash Flows Related to Sale of DuPont Pharmaceuticals	(33)	-
Net (Increase) Decrease in Short-Term Financial Instruments	(230)	61
Miscellaneous - Net	-	8

Cash Used for Investment Activities	(544)	(270)

FINANCING ACTIVITIES:
Dividends Paid to Stockholders	(351)	(368)
Net (Decrease) Increase in Borrowings	(69)	1,030
Acquisition of Treasury Stock	(470)	(50)
Proceeds from Exercise of Stock Options	24	79
Minority Interests	(5)	-

Cash (Used for) Provided by Financing Activities	(871)	691

Effect of Exchange Rate Changes on Cash	(33)	(94)

DECREASE IN CASH AND CASH EQUIVALENTS	$(2,518)	$ (195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,763	1,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,245	$ 1,345

See Notes to Financial Statements.

Form 10-Q

CONSOLIDATED BALANCE SHEET(a)	March 31	December 31
(Dollars in millions, except per share)	2002	2001

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 3,245	$ 5,763
Marketable Debt Securities	316	85
Accounts and Notes Receivable	4,862	3,903
Inventories(i)	4,052	4,215
Prepaid Expenses	236	217
Deferred Income Taxes	540	618

Total Current Assets	13,251	14,801

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
(March 31, 2002 - $20,718; December 31, 2001 - $20,491)	13,192	13,287
GOODWILL(e)	3,805	3,746
OTHER INTANGIBLE ASSETS(e)	3,009	3,151
INVESTMENT IN AFFILIATES	2,013	2,045
OTHER ASSETS	3,391	3,289

TOTAL	$38,661	$40,319

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 2,172	$ 2,219
Short-Term Borrowings and Capital Lease Obligations	1,622	1,464
Income Taxes	280	1,295
Other Accrued Liabilities	2,797	3,089

Total Current Liabilities	6,871	8,067

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS	5,144	5,350

OTHER LIABILITIES	7,314	7,336

DEFERRED INCOME TAXES	2,745	2,690

Total Liabilities	22,074	23,443

MINORITY INTERESTS	2,391	2,424

COMMITMENTS AND CONTINGENT LIABILITIES(j)

STOCKHOLDERS' EQUITY(k)
Preferred Stock	237	237
Common Stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at March 31, 2002 - 1,080,174,547;
December 31, 2001 - 1,088,994,789	324	327
Additional Paid-In Capital	7,350	7,371
Reinvested Earnings	13,252	13,517
Accumulated Other Comprehensive Loss	(240)	(273)
Common Stock Held in Treasury, at Cost (Shares: March 31, 2002
and December 31, 2001 - 87,041,427)	(6,727)	(6,727)

Total Stockholders' Equity	14,196	14,452

TOTAL	$38,661	$40,319

See Notes to Financial Statements.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(a)      These statements are unaudited, but in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary to provide a fair presentation of the financial position, results of operations and cash flows for the dates and periods covered. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications of prior years' data have been made to conform to current year classifications.

(b)      INDUSTRY SEGMENT INFORMATION(1)

	Three Months Ended
	March 31
	2002	2001

SEGMENT SALES(2)
Agriculture & Nutrition	$1,587	$1,520
Coatings & Color Technologies	1,137	1,205
Electronic & Communication Technologies	578	784
Performance Materials	1,152	1,207
Pharmaceuticals	-	205
Safety & Protection	828	965
Textiles & Interiors	1,450	1,697
Other	26	52

Total Segment Sales	6,758	7,635

Elimination of Transfers	(95)	(146)
Elimination of Equity Affiliate Sales	(523)	(628)
Miscellaneous	2	(2)

CONSOLIDATED SALES	$6,142	$6,859

AFTER-TAX OPERATING INCOME (LOSS)(3)
Agriculture & Nutrition(4)	$ 323	$ 172
Coatings & Color Technologies	85	140
Electronic & Communication Technologies	45	115
Performance Materials	85	95
Pharmaceuticals	51	(64)
Safety & Protection	103	132
Textiles & Interiors(5)	19	64
Other	(20)	(3)

Total Segment ATOI	691	651

Interest & Exchange Gains and Losses(6)	(122)	(97)
Corporate Expenses	(78)	(70)
Corporate Minority Interest(7)	(12)	-

Income from Operations	479	484

Cumulative Effect of a Change in Accounting Principle	-	11

NET INCOME	$ 479	$ 495

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Footnotes To Note (b):

(1)

Segment data for 2001 has been reclassified to reflect the creation of Textile & Interiors and the company's realignment of its other businesses into five market- and technology-focused growth platforms. The company also retained its Pharmaceuticals segment.

(2)	Includes pro rata share of equity affiliate sales and transfers. Excludes sales of intermediates by DuPont to joint ventures within the Textiles & Interiors segment.

(3)	Effective January 1, 2002, the company adopted Statement on Financial Accounting Standards (SFAS) No. 142. See Note (e).

(4)	First quarter 2001 includes a charge of $83 resulting from the sale of acquired Pioneer inventories.

(5)

First quarter 2002 includes a charge of $29 to withdraw from a polyester joint venture in China. This charge is partly offset by a $19 gain resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(6)

First quarter 2002 includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

(7)	Represents a rate of return to minority interest investors who made capital contributions during 2001 to consolidated subsidiaries.

(c)     First quarter 2002 includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

(d)     First quarter 2001 includes a charge of $133 resulting from the sale of acquired Pioneer inventories which, in accordance with purchase accounting rules, were recorded at estimated fair value on October 1, 1999.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

(e)     Goodwill and Other Intangible Assets

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets no longer be amortized; amortization expense of $45 (pretax) and $41 (after-tax) was recorded in the first quarter of 2001 for such assets. Segment detail related to this amount (after-tax) is shown below:

Three Months Ended
March 31, 2001

Agriculture & Nutrition	$27
Coatings & Color Technologies	10
Electronic & Communication Technologies	1
Performance Materials	-
Safety & Protection	-
Textiles & Interiors	2
Pharmaceuticals	1

$41

The following table provides a reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the periods ended March 31, 2002 and 2001 as if the nonamortization provisions of SFAS No. 142 had been applied:

	Three Months Ended
	March 31,

	2002	2001

Reported net income	$479	$495
Add back: Goodwill amortization	-	34
Add back: Equity method goodwill amortization	-	2
Add back: Indefinite-lived intangible asset amortization	-	5

Adjusted net income	$479	$536

Basic Earnings Per Share
Reported net income	$0.48	$0.47
Add back: Goodwill amortization	-	0.03
Add back: Equity method goodwill amortization	-	0.00
Add back: Indefinite-lived intangible asset amortization	-	0.01

	$0.48	$0.51

Diluted Earnings Per Share
Reported net income	$0.48	$0.47
Add back: Goodwill amortization	-	0.03
Add back: Equity method goodwill amortization	-	0.00
Add back: Indefinite-lived intangible asset amortization	-	0.01

	$0.48	$0.51

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In accordance with SFAS No. 142, the company has completed its initial impairment test of indefinite-lived intangible assets and has determined that no impairment currently exists.

Under the new standard, the company must also measure by the end of 2002 the amount, if any, of goodwill impairment. The company currently expects to complete the necessary tests and finalize the amount of any impairment charges by no later than the end of the third quarter 2002. Based on work to-date, preliminary indications are that a potential impairment exists in two reporting units, Pioneer Hi-Bred International Inc., which is in the Agricultural & Nutrition segment, and DuPont Flooring Systems Inc., which is in the Textiles & Interiors segment. The recorded goodwill in these units totaled approximately $2,900 at March 31, 2002. First quarter 2002 results will be restated to include a "Change in Accounting Principle" adjustment for any goodwill impairment charges as required by SFAS No. 142.

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	March 31, 2002

		Accumulated
	Gross	Amortization	Net

Definite-lived:
Purchased Technology	$2,350	$(648)	$1,702
Patents	57	(26)	31
Trademarks	52	(8)	44
Other	189	(89)	100

	2,648	(771)	1,877

Indefinite-lived:
Other (Principally
Pioneer Germplasm)	1,132*	-	1,132

	1,132	-	1,132

Total Other Intangible Assets	$3,780	$(771)	$3,009

*	Represents carrying value at adoption of SFAS No. 142.

Other definite-lived intangible assets primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements. The estimated aggregate pretax amortization expense for total definite-lived intangible assets for 2002 and each of the next five years is approximately $200, $200, $200, $195, $180 and $170.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

Balance as of January 1, 2002	$3,746
Reclassification of Assembled Workforce
Intangible Assets	55
Acquisitions	4

Balance as of March 31, 2002	$3,805

(f)      Employee Separation Costs and Write-Down of Assets

During the first quarter of 2002, the company recorded a net charge of $9 related to exiting joint ventures in China. Of this net charge, $39 was recorded to withdraw from a polyester joint venture due to depressed market conditions. This charge was partly offset by a $30 gain resulting principally from a favorable litigation settlement associated with the company's exit from a nylon joint venture in 1999.

During the first quarter of 2002, there were no other changes to estimates related to the company's reserves established for restructuring initiatives in prior years. A complete discussion of these restructuring activities is contained in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2001 at Note 6 "Employee Separation Costs and Write-Down of Assets." As of March 31,2002, approximately 4,950 employees had been terminated relating to the 2001 restructuring programs with the remaining terminations to be essentially completed by June of 2002, thereby completing this portion of the program. The tables listed below summarize the amounts settled and charged against the related liabilities during the three months ended March 31, 2002 for the 2001 and 2000 programs.

	Employee
	Separation	Other
2001 Activities	Costs	Exit Costs	Total

Balance at December 31, 2001	$215	$ 71	$286
Changes to accounts:
Employee separation settlements	(86)	-	(86)
Other expenditures	-	(20)	(20)

Balance at March 31, 2002	$129	$ 51	$180

2000 Activities

Balance at December 31, 2001	$ 7	$ -	$ 7
Changes to accounts:
Employee separation settlements	(5)	-	(5)

Balance at March 31, 2002	$ 2	$ -	$ 2

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(g)     On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in a pretax cumulative-effect-type adjustment to income of $19 ($11 after-tax) during the quarter ended March 31, 2001. The company's objectives and strategies for holding derivative instruments are included within the company's Annual Report on Form 10-K for the period ended December 31, 2001.

During the quarter ended March 31, 2002, there was no hedge ineffectiveness reported in earnings, no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

Accumulated Other Comprehensive	Three Months Ended
Income (Loss)	March 31, 2002
(Cash Flow Hedge Portion Only)	Pretax	Tax	After-Tax

Beginning balance*	$(42)	$ 16	$(26)
Additions and revaluations of derivatives
designated as cash flow hedges	58	(22)	36
Less: Clearance of hedge results to earnings	(17)	6	(11)

Ending balance	$ 33	$(12)	$ 21

Portion of ending balance expected to be
reclassified into earnings over the next
twelve months	$ 23	$ (9)	$ 14

*	Includes cumulative effect of adopting SFAS No. 133.

(h)     Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income before cumulative effect of a change in accounting principle and net income is reduced by preferred dividends of $2.5 for both the three-month periods ended March 31, 2002 and 2001. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

	Three Months Ended
	March 31

	Basic	Diluted

2002	995,776,462	1,001,260,784
2001	1,042,168,259	1,047,973,561

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised. The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

	Three Months Ended
	March 31

	2002	2001

Average Stock Options	37,497,729	35,344,478

Compensation expense (benefit) recognized in income for stock-based employee compensation awards was not material for the three months ended March 31, 2002, and 2001.

(i)     Inventories

	March 31,	December 31,
	2002	2001

Finished Products	$2,761	$2,652
Semifinished Products	882	1,185
Raw Materials and Supplies	883	844

	4,526	4,681
Less: Adjustment of Inventories to a
Last-In, First-Out (LIFO) Basis	474	466

Total	$4,052	$4,215

(j)     Contingencies

The company is subject to various lawsuits and claims with respect to such matters as product liabilities, governmental regulations and other actions arising out of the normal course of business. While the effect on future financial results is not subject to reasonable estimation due to uncertainty, the ultimate liabilities resulting from such lawsuits and claims may be significant to the results of operations in the period recognized but management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

Benlate®

Since 1991 DuPont has been served with several hundred lawsuits alleging property damage, including damage to shrimping operations from various forms of Benlate® fungicide. A small number of cases allege personal injuries. Many of these cases include allegations of fraud and misconduct. The majority of these lawsuits were disposed of by trial, settlement or dismissal. However, certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate® claims. There are approximately 110 cases pending. DuPont believes that Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont intends to defend itself in these cases.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Pioneer Intellectual Property Disputes

Pioneer had been involved in several lawsuits, both as plaintiff and defendant, concerning intellectual property rights related to corn and soybean products. On April 2, 2002, the company reached an agreement that included the settlement of all of these outstanding lawsuits, which did not result in a material adverse effect on the company's consolidated operations, financial position or liquidity.

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company has accrued for certain environmental remediation activities consistent with the company's policies as set forth in Note 1 to the company's consolidated financial statements included in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2001. At March 31, 2002, such accrual amounted to $384 and, in management's opinion, is appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event that future remediation expenditures are in excess of amounts accrued, they may be significant to results of operations in the period recognized but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

Other

The company has directly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At December 31, 2001, the company had directly guaranteed $953 of the obligations of certain affiliated companies and others. This amount has not changed significantly through the end of the first quarter of 2002 and no material loss is anticipated by reason of such agreements and guarantees. In addition, the company has historically guaranteed certain obligations of Conoco Inc., its subsidiary and affiliate, which totaled $960, plus interest, at December 31, 2001. As of March 31, 2002, $693 of the $960 obligation had become nonrecourse, relieving the company of this portion of the guarantee.

(k)     The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended
	March 31

	2002	2001

Net Income	$479	$495
Cumulative Translation Adjustment	(10)	(32)
Cumulative Effect of a Change in
Accounting Principle	-	6
Net Revaluation and Clearance of
Cash Flow Hedges to Earnings	47	(14)
Net Unrealized Gains (Losses) on
Available for Sale Securities	(4)	(36)

Total Comprehensive Income	$512	$419

Form 10-Q

Item 2.     MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL

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
    The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales inside the United States and about half from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect its business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities. In addition, economic factors (including a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) in those countries could affect the company's revenues, expenses and results of operations.
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

(a)    Results of Operations

(1)    Financial Results:

          First quarter 2002 consolidated sales totaled $6.1 billion compared to $6.9 billion for the same period in 2001. Segment sales, including transfers and a pro rata share of sales by equity affiliates, were $6.8 billion, down 11 percent from $7.6 billion in 2001.

          Segment sales and related variances for the first quarter 2002 compared with the first quarter 2001 are summarized below:

	Segment Sales		% Change Due To

	1Q'02 $B	% Change vs. 1Q'01	Local Price	Currency Effect	Volume	Acquisition/ Divestiture*

Worldwide	6.8	(11)	(4)	(2)	(2)	(3)
U.S.	3.4	(11)	(4)	0	(2)	(5)
Europe	1.8	(14)	(4)	(4)	(2)	(4)
Asia Pacific	1.0	(12)	(5)	(4)	(2)	(1)
Canada, Mexico, South America	0.6	(10)	(3)	(2)	(2)	(3)

*	Includes impact of the sale of DuPont Pharmaceuticals and selected polyester businesses and withdrawal from the Benlate® fungicide business.

    Sales volume declined 2 percent in all major regions. Higher volumes in the Agriculture & Nutrition, Coatings & Color Technologies, and Performance Materials segments partly offset lower volumes in the other segments.
    Local prices were down 4 percent worldwide and 4 to 5 percent in the three major regions. Currency impact reduced sales by an additional 4 percent in regions outside of the United States.

Form 10-Q

        Net income including one-time items was $479 million in the first quarter of 2002, compared to $495 million in the first quarter of 2001, resulting in earnings per share of $.48 compared to $.47 last year.

        Net income before one-time items was $552 million versus $567 million in 2001, resulting in earnings per share of $.55 compared to $.54 last year. Average outstanding shares decreased 4 percent. Earnings before one-time items reflect higher Agriculture & Nutrition and Pharmaceuticals segment results offset by reduced earnings across the company's other segments. Excluding Agriculture & Nutrition and Pharmaceuticals, results versus prior year principally reflect lower local selling prices, a stronger U.S. dollar and weaker volumes, partly offset by lower raw material costs. Improved Agriculture & Nutrition results reflect in part a benefit from the absence of goodwill amortization as the result of new accounting rules adopted in 2002. One-time items are described in the notes to the accompanying financial statements and are summarized in the table below:

ONE-TIME ITEMS

	$MM Pretax		$MM After-Tax		($ Per Share)

	2002	2001	2002	2001	2002	2001

Argentina - Dollar to Peso Conversion	(63)		(63)		(.06)
Withdrawal from Textiles & Interiors	(39)		(29)		(.03)
Polyester JV
Litigation Settlement - Textiles & Interiors	30		19.02
Nylon JV
Adoption of SFAS 133*		19		11.01
Purchase Accounting - Pioneer		(133)		(83)		(.08)

1st Quarter - Total	(72)	(114)	(73)	(72)	(.07)	(.07)

*

Reflects the cumulative effect of a change in accounting principle. Effective January 1, 2001, the company adopted SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," as amended.

(2)    Segment Performance:

        The following compares first quarter 2002 with first quarter 2001, for sales and after-tax operating income (ATOI) of each segment, excluding the earnings impact of one-time items described in the table above. Segment results include transfers and a pro rata ownership share of the sales and earnings of equity affiliates.
    Agriculture & Nutrition - Sales increased 4 percent and ATOI increased 27 percent primarily reflecting higher sales of crop production and food ingredient products worldwide together with lower fixed costs. Eleven percentage points of the 27 percent improvement in ATOI resulted from the required adoption of SFAS No. 142 that eliminated the amortization of goodwill and indefinite-lived intangibles.
    Coatings & Color Technologies - Sales decreased 6 percent principally reflecting lower prices in OEM coatings and titanium dioxide products. ATOI was down $55 million reflecting lower sales.

Form 10-Q

    Electronic & Communication Technologies - Sales and ATOI decreased 26 percent and 61 percent, respectively. Most of this segment's major markets remain below last year's levels, particularly the electronics and wire and cable industries that continue to be depressed. Despite lower costs, after-tax margins have been squeezed by lower prices and significantly lower volume.
    Performance Materials - ATOI declined 11 percent on 5 percent lower sales as lower selling prices more than offset the benefits of lower raw material costs. Sales volumes of nylon resins and packaging polymers were up reflecting stronger demand in both the motor vehicle and packaging markets.
    Pharmaceuticals - ATOI was $51 million versus a first quarter 2001 loss of $64 million. Last year's first quarter reflects operating losses from DuPont Pharmaceuticals, which was divested October 1, 2001.
    Safety & Protection - Sales decreased 14 percent and ATOI declined 22 percent. Lower sales principally reflected lower volumes for industrial chemicals. Sales volumes were down moderately for Tyvek® brand protective materials and solid surface products, with more significant declines in aramid products.
    Textiles & Interiors - Sales declined 15 percent and ATOI 55 percent, as lower selling prices more than offset lower raw material costs. Significant volume gains in nylon flooring and spandex products were more than offset by lower prices. Other apparel fiber prices and volumes were both down significantly, reflecting continued sector weakness, particularly in the United States.

(3)    Outlook:

        The company expects business conditions in the United States, and possibly in Europe, to continue to improve, bringing sequential volume increases in the second quarter to most of its businesses. The company has not changed its view that a significant period of demand growth is needed to absorb capacity before pricing strengthens in the manufacturing sector.

        Therefore, the company expects sequential volume momentum and year-over-year lower raw materials costs to benefit results. These positives will likely be mitigated by a continued strong dollar and difficult price environment.

        Taking all of these factors into account, the company anticipates second quarter underlying earnings per share to show double-digit improvement versus the prior year and to be about equal to first quarter 2002 underlying earnings per share of $0.55.

Form 10-Q

(b)     Liquidity & Capital Resources

           From December 31, 2001 to March 31, 2002, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) increased $2.2 billion from $966 million to $3.2 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

2002
(Dollars in millions)

Net Debt - January 1, 2002	$ (966)

Cash Used for Operations	(1,070)
Purchases of Property, Plant and Equipment
and Investment in Affiliates	(273)
Net Payments for Businesses Acquired	(17)
Proceeds from Sales of Assets	9
Dividends Paid to Stockholders	(351)
Repurchases of Stock	(470)
Net Change in Minority Interest	(5)
Other	(62)

Total Increase in Net Debt	$(2,239)

Net Debt - March 31, 2002	$(3,205)

           Cash used in the company's operations totaled approximately $1.1 billion for the quarter. This primarily consisted of a $2 billion tax payment attributable to the 2001 gain on sale of DuPont Pharmaceuticals and seasonal working capital builds, which more than offset net income of $479 million for the quarter.

           In addition, $273 million was used in the quarter for purchases of property, plant and equipment and investments in affiliates. Total 2002 purchases of property, plant and equipment and investments in affiliates (excluding any potential acquisitions) are not expected to exceed $1.6 billion.

           Dividends paid to stockholders during the quarter totaled $351 million. The company purchased and retired $470 million of DuPont common stock, completing the DuPont common stock repurchase program that was approved by the Board of Directors in 1998 and increased in July 2000. The company's Board of Directors authorized a new $2 billion share buyback plan in June 2001. Management has not established a timeline for the buyback of stock under this plan.

           As discussed in the Management's Discussion and Analysis in the company's most recent annual report, the company had guaranteed certain financial obligations of Conoco totaling $960 million. As of March 31, 2002, $693 of these obligations had become nonrecourse, relieving the company of this portion of the guarantee.

           In March 2002, the company implemented a commercial paper conduit financing program to reduce the financing costs of the receivables securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. The receivables securitization program and the synthetic lease program are fully described in the company's Annual Report on Form 10-K for the period ended December 31, 2001. As of March 31, 2002, there had not been any change in the amount of assets under either of these programs. The conduit issues notes secured by the receivable interests and the equipment and real estate under synthetic leases. In addition, the notes are backed by liquidity support. The company is committed to provide up to $119 million of such support.

Form 10-Q

           Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

(c)     Other Items

Textiles & Interiors to Take Actions to Increase Competitiveness

          On April 29, 2002, the company announced actions to advance its progress in the Textiles & Interiors segment toward becoming a more competitive integrated enterprise. As part of its drive to capitalize on the strength of its newly combined businesses in response to rapidly accelerating industry structural changes, the company plans to reduce more than 2,000 Textiles & Interiors' employees worldwide, or 10 percent of its global work force. More than two-thirds of the reductions are in manufacturing facilities and offices in the United States, with most of the balance in Europe. In the United States, the company plans to shut down its Terathane® PTMEG manufacturing unit at Niagara Falls, NY and less competitive portions of the spandex operation at Waynesboro, VA.

          DuPont expects to achieve annual pretax cost savings of about $120 million as a result of these actions, realizing about 30 percent of these savings in 2002, with the remainder in 2003. The company expects to take a one-time second quarter after-tax charge of $.12-$.16 per share, with about two-thirds due to employee separation costs and the balance for asset shutdowns. Current plans call for more than half of the affected employees to leave the company by July 31, 2002.

          The company announced in February that it planned to create DuPont Textiles & Interiors as a new wholly owned subsidiary and separate it from DuPont by year-end 2003, market conditions permitting. The company is evaluating a range of separation options, including an initial public offering. The Textiles & Interiors segment includes the nylon fibers, polyester fibers, Lycra® brand fiber and spandex businesses, plus their intermediates and joint ventures. In addition, the company continues to assess actions to optimize its investment in its various Textiles & Interiors businesses.

Pioneer Intellectual Property Disputes

          On April 2, 2002, the company, together with the Monsanto Company, announced that they had reached a business agreement that includes the settlement of all pending lawsuits between them. The agreement gives both companies cross-licenses to enabling technologies that enhance the performance of corn, canola, and soybean crops, and improve the farmer's productivity and efficiency. The agreement includes the following:

  Pioneer receives a royalty-bearing license to Monsanto's newest Roundup Ready® corn technology.
  Pioneer receives a new royalty-bearing license to Monsanto's Roundup Ready® soybean technology. Pioneer's existing royalty-bearing license to Roundup Ready® canola technology is renewed.
  Pioneer receives freedom to operate from Monsanto and its affiliates for its second-generation insect-protected corn products and future corn rootworm-protected corn products through a royalty-bearing license.
  Pioneer's existing license for use of Monsanto's MON810 YieldGard® Corn Borer product is modified to expand geographic coverage and include more favorable terms.

Form 10-Q

  Monsanto and DuPont have resolved all issues related to certain previously contested germplasm.
  Monsanto receives freedom to operate for certain corn transformation technology.
  Certain terms of DuPont's existing glyphosate supply agreement have been revised.
  Monsanto and DuPont have entered a plant Breeding Accord affirming the intellectual property and other rights that protect proprietary germplasm.
  Both Monsanto and DuPont agree to dismiss all pending lawsuits, fully resolving a number of important business and patent disputes between them.

          On October 1, 1999, the company acquired the approximately 80 percent of Pioneer not previously owned for $7,684 million. In accordance with purchase accounting rules, intangible assets were recorded to recognize the value of 1992 and 1993 license agreements between Monsanto and Pioneer which granted Pioneer the right to produce and market MON810 YieldGard® corn and Roundup Ready® glyphosate tolerant soybeans. The April 2, 2002 agreement did not result in an impairment in the value of these intangible assets.

Acquisition of Liqui-Box Corporation

          DuPont Canada (a majority-owned subsidiary of the company) and Liqui-Box Corporation of Worthington, Ohio, have signed an agreement for DuPont Canada's wholly owned subsidiary, Enhance Packaging Technologies, Inc., to acquire all of Liqui-Box's outstanding common shares in a cash transaction at $67 per share, for a total purchase price of approximately $333 million. The transaction is expected to close in the second quarter, subject to approvals from regulatory authorities and Liqui-Box shareholders.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

          In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 110 cases are pending. Some of these lawsuits were filed by growers who allege plant damage from using Benlate® 50 DF, and, in some cases, Benlate® WP. Some include claims for alleged damage to shrimping operations from Benlate® OD, and a small number of cases include claims for alleged personal injuries. Also, many of these cases include allegations of fraud and misconduct, as well as violations of Federal and State racketeering laws. In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defects involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the approximate amount of $29 million. DuPont will appeal.

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

Form 10-Q

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

          Twenty-eight cases are pending against the company in State Court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers alleging that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million and $16 million, respectively. The company has appealed both cases. DuPont contends that the deaths of the shrimp are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The untried cases are on hold awaiting resolution by the appellate court of the case tried in 2000.

          DuPont believes that Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. The ultimate liabilities from the Benlate® lawsuits discussed above may be significant to the results of operations of the company in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

          The company's consolidated balance sheet reflects accruals for estimated costs associated with this matter. Adverse changes in estimates for such liabilities could result in additional future charges.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Business transacted at the annual meeting:

          A total of 775,599,470 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 24, 2002, or 78.1 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the proxy statement.

    1.      ELECTION OF DIRECTORS: The 13 nominees listed below were elected to serve on the Board of Directors for the ensuring year. The vote tabulation with respect to each nominee follows:

	Votes	Votes Cast Against
Director	Cast For	or Withheld

A. J. P. Belda	764,223,526	11,375,944
R. H. Brown	764,593,469	11,006,001
C. J. Crawford	760,864,394	14,735,076
L. C. Duemling	764,739,148	10,860,322
E. B. du Pont	762,162,956	13,436,514
C. O. Holliday, Jr.	762,799,023	12,800,447
D. C. Hopkins	760,228,496	15,370,974
L. D. Juliber	764,224,682	11,374,788
G. Lindahl	765,059,461	10,540,009
M. Naitoh	761,064,919	14,534,551
W. K. Reilly	765,131,679	10,467,791
H. R. Sharp, III	758,242,156	17,357,314
C. M. Vest	761,115,091	14,484,379

Form 10-Q

    2.      RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2002 was approved by a vote of 743,180,486 shares for, 29,972,125 shares against, and 2,446,859 abstentions.

    3.      RATIFICATION OF VARIABLE COMPENSATION PLAN: The proposal requesting that stockholders approve the company's Variable Compensation Plan was approved by a vote of 720,172,066 shares for, 50,793,461 shares against and 4,633,943 abstentions.

    4.      DIRECTORS BOARD SERVICE: A stockholder proposal recommending that the DuPont

Board of Directors take the necessary steps so that future outside directors serve for no more than six years was defeated by a vote of 601,905,147 shares against, 18,386,853 shares for, and 155,307,470 abstentions and broker nonvotes.

    5.      INTERNATIONAL WORKPLACE STANDARDS: A stockholder proposal recommending that

DuPont adopt, implement and enforce the workplace Code of Conduct as based on the International Labor Organization's Conventions 29, 87, 98, 100, 105, 111, 135 and 138 on workplace human rights was defeated by a vote of 556,057,133 shares against, 38,377,221 shares for, and 181,165,116 abstentions and broker nonvotes.

    6.      EMPLOYMENT MATTERS: A stockholder proposal requesting that the Board of Directors prepare a report in response to the Glass Ceiling Commission's business recommendations was defeated by a vote of 480,356,177 shares against, 123,215,685 shares for, and 172,027,608 abstentions and broker nonvotes.

    7.      CONSIDERING POTENTIAL EMPLOYEES: A stockholder proposal requesting that the DuPont

Board of Directors give consideration to including a wage roll employee as a nominee to the Board of Directors was defeated by a vote of 596,285,743 shares against, 21,709,983 shares for and 157,603,744 abstentions and broker nonvotes.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 25 and 26.

(b)     Reports on Form 8-K

1.    On January 23, 2002, a Current Report on Form 8-K, pursuant to Regulation FD,

was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated January 23, 2002, entitled "DuPont Reports Fourth Quarter and Full-Year 2001 Earnings."

2.    On February 11, 2002, a Current Report on Form 8-K was filed in connection with

Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated February 11, 2002, entitled "DuPont Aligns Businesses By Markets, Technologies, Forms Textiles & Interiors Subsidiary."

Form 10-Q

3.    On April 3, 2002, a Current Report on 8-K was filed in connection with Debt and/or

Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the Registrant filed a news release, dated April 3, 2002, entitled "DuPont Updates Outlook For First Quarter Earnings."

4.    On April 3, 2002, a Current Report on 8-K was filed in connection with Debt and/or

Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated April 2, 2002, entitled "DuPont and Monsanto Reach Agreement That Brings New Technologies To Growers Worldwide."

5.    On April 23, 2002, a Current Report on 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-61339, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated April 23, 2002, entitled "DuPont Reports First Quarter 2002 Earnings."

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: May 9, 2002

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to the company's filing on Form 8-K on June 13, 1997.)

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to
Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended
December 31, 1998).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994, as last amended September 20, 2000, effective January 1, 2000 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.2	Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on
January 25, 1995 (incorporated by reference to Exhibit 10.8 of the company's Annual
Report on Form 10-K for the year ended December 31, 1999).

10.3*	Company's Retirement Income Plan for Directors, as last amended August 1995
(incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on
Form 10-Q for the quarter ended March 31, 1997).

10.4*

Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5*	Company's Pension Restoration Plan, as last amended effective June 4, 1996
(incorporated by reference to Exhibit 10.4 of the company's Annual Report on
Form 10-K for the year ended December 31, 2001).

10.6	Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on
January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company's Annual
Report on Form 10-K for the year ended December 31, 2001).

10.7*	Company's Variable Compensation Plan, as last amended effective April 30, 1997
(incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy
Statement dated March 21, 2002).

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.8*

Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on

Form 10-Q for the period ended March 31, 1998).

10.9*	Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the
Company and R. R. Goodmanson (incorporated by reference to Exhibit 10.1 of the
Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Company's purchase Agreement dated June 7, 2001, by and among the company,
DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont Electronic
Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb Company
(incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2001).

10.11	Amendment to Purchase Agreement dated as of October 1, 2001, to the Purchase
Agreement, dated June 7, 2001, by and among E. I. du Pont de Nemours and
Company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont
Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb
Company (incorporated by reference to Exhibit 10.14 of the company's quarter ended
September 30, 2001).

10.12	Company's Bicentennial Corporate Sharing Plan adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002.

10.13*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as
last amended January 23, 2002.

12	Computation of Ratio of Earnings to Fixed Charges.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q
Exhibit 10.12

2002 BICENTENNIAL CORPORATE SHARING PLAN

I.      PURPOSE

            The purpose of this 2002 Bicentennial Corporate Sharing Plan (the "Plan") is to offer employees a favorable opportunity to share in the success of E. I. du Pont de Nemours and Company (the "Company") through stock options, thereby giving them a stake in the growth and prosperity of the Company and benefiting the Company.

II.      FORM OF GRANTS

            Grants under this Plan will be in the form of nonqualified stock options to purchase shares of the Company's common stock.

III.      LIMITATIONS ON GRANTS

1.     The aggregate number of shares of the Company's stock which may be made subject to stock options granted under this Plan shall not exceed 18,000,000. The limitations set forth above shall be subject to adjustment as provided in Article XII hereof.

2.     No grants may be made under this Plan after December 31, 2002.

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

4.     Nothing in this Plan shall be deemed to give any employee, or any employee's legal representatives or assigns, any right to participate in the Plan except to such extent, if any, as the Compensation Committee may have determined or approved pursuant to the provisions of this Plan.

V.      ELIGIBILITY FOR GRANTS

1.        Grants under this Plan may be made to employees of the Company as determined by the

Board of Directors.

Form 10-Q
Exhibit 10.12

V.      ELIGIBILITY FOR GRANTS - (Cont'd)

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

2.        Grants may be made at any time on or before December 31, 2002 under this Plan and in the form provided in Article II hereof.

3.        The date on which a grant shall be deemed to have been made under this Plan shall be the date of the Board of Directors authorization of the grant or such later date as may be determined by the Board of Directors at the time the grant is authorized. Each optionee shall be advised in writing by the Company of a grant and the terms and conditions thereof, which terms and conditions, as the Board of Directors from time to time shall determine, shall not be inconsistent with the provisions of this Plan.

VII.      GRANT PRICE

              The price per share of the Company's common stock which may be purchased upon exercise of a stock option granted under this Plan shall be determined by the Board of Directors, but shall in no event be less than the fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. For purposes of the grant price, fair market value shall be the average of the high and low prices of the Company's common stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option, or if no sales of such stock were reported on said Tape on such date, the average of the high and low prices of such stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in Article XII hereof.

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
Exhibit 10.12

IX.      EXERCISE OF OPTIONS - (Cont'd)

2.        An optionee electing to exercise a stock option shall at the time of exercise pay the

Company the full purchase price of the shares he or she has elected to purchase. Payment of the purchase price shall be made in cash. At its election, the Company may appoint a third party administrator to process option exercises. With respect to shares of the Company's common stock to be delivered upon exercise of a stock option, the Compensation Committee shall periodically determine whether, and to what extent, such stock shall be in the form of a new common stock issued for such purposes, or common stock acquired by the Company.

X.      NONTRANSFERABILITY OF GRANTS

              Except as provided under conditions defined by the Compensation Committee, during an optionee's lifetime no stock option granted under this Plan shall be transferable and stock options may be exercised only by the optionee.

XI.      TERMINATION OF EMPLOYMENT

              The Board of Directors shall determine the rules relating to rights under stock options upon termination of employment.

XII.      ADJUSTMENTS

1.         In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Compensation Committee shall make an equitable adjustment, in the light of the change, in -

(a)     the number of shares and prices per share applicable to outstanding stock options,

(b)     The aggregate limitation set forth in Article III with respect to the number of shares which may be made subject to options.

Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Compensation Committee shall make an equitable adjustment, in the light of the distribution, in respect of the items described in (a) above.

2.        Any fractional shares resulting from adjustments made pursuant to this Article shall be eliminated.

XIII.      AMENDMENTS

              The Company reserves the right to change this Plan in its discretion by action of the Compensation Committee or discontinue this Plan in its discretion by action of the Board of Directors.

Form 10-Q
Exhibit 10.13

E. I. DU PONT DE NEMOURS AND COMPANY

STOCK ACCUMULATION AND DEFERRED
COMPENSATION PLAN FOR DIRECTORS
(As last amended, January 23, 2002)

1.     PURPOSE OF THE PLAN

            The purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of options to purchase shares of common stock of the Company, and (2) to permit Directors to defer the payment of all or a specified part of their compensation, including any grant of stock by the Company, for services performed as Directors.

2.     ELIGIBILITY

            Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates and who do not receive a form of compensation for Board service in lieu of customary Directors' fees shall be eligible to receive option grants under the Plan. Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates shall be eligible under this Plan to defer compensation for services performed as Directors.

3.     ADMINISTRATION AND AMENDMENT

            The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of stock option grants shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary to conform to changes in applicable law, including, but not limited to, changes in the Internal Revenue Code.

            The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable.

Form 10-Q
Exhibit 10.13

4.     COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT / CHANGE IN LAW

            It is the Company's intent that the Plan comply in all respects with Rule 16b-3 of the Exchange Act, or its successor, and any regulations promulgated thereunder. If any provision of this Plan is found not to be in compliance with such rule and regulations, the provision shall be deemed null and void, and the remaining provisions of the Plan shall continue in full force and effect. All transactions under this Plan shall be executed in accordance with the requirements of Section 16 of the Exchange Act and the regulations promulgated thereunder.

            The Board of Directors may, in its sole discretion, modify the terms and conditions of this Plan in response to and consistent with any changes in applicable law, rule or regulation.

5.     OPTION GRANTS

a.     Annual Grant: Subject to action by the Board of Directors, and effective upon such date as the

Board of Directors may determine, each Director eligible under Article 2 hereof shall be awarded an annual grant of nonqualified options to purchase shares of common stock of the Company, with each such grant having a Black-Scholes value of $85,000. A director elected to the Board at a time after an annual stock option grant is made shall, without further action by the Board of Directors, receive a grant of nonqualified options to purchase shares of common stock of the Company, with any such grant having a Black-Scholes value of $85,000, following his/her first attendance at a Board Meeting. Any such grant shall be subject to the terms and conditions applicable to the annual grant, and shall be effective on the first business day of the month following the month in which the Director attends his/her first Board Meeting. Under no circumstances shall a Director receive more than one option grant in any calendar year under this Plan.

b.     Option Price: The price per share of common stock which may be purchased upon exercise of a stock option granted hereunder shall be determined by the Board of Directors, but shall in no event be less than the fair market value of such share on the date the stock option is granted, and in no event less than the par value thereof. For purposes of this Plan, fair market value shall be the average of the high and low prices of the stock as reported on the "NYSE-Composite Transactions Tape" on the date of grant of a stock option, or if no sales of such stock were reported on said Tape on such date, the average of the high and low prices of such stock on the next preceding day on which sales were reported on said Tape. Such price shall be subject to adjustment as provided in paragraph 5(g) hereof.

c.     Option Term: The term of each stock option granted under this Plan shall be for such period as the Board of Directors shall determine, but not for more than ten (10) years from the date of grant.

d.     Exercise of Options/Delivery of Shares: (i) Subject to the provisions of this Plan, each stock option granted hereunder shall be exercisable on such date or dates and during such period and for such number of shares as the Board of Directors may determine. However, in no event shall a stock option be exercisable prior to six months from the date of grant. The Committee may fix from time to time a minimum number of shares that must be purchased at the time a stock option is exercised.

Form 10-Q
Exhibit 10.13

(ii) At the time he or she elects to exercise a stock option, a grantee shall pay the Company the full purchase price of the shares he or she has elected to purchase. Payment of the purchase price shall be made in cash, stock (valued at fair market value on the date of exercise), or a combination thereof, as the Committee may determine from time to time. With respect to stock to be delivered upon exercise of a stock option, such stock shall be delivered only from stock held in the company's treasury, unless otherwise provided by the Board of Directors.

e.     Tax Withholding: Grantees may use shares of stock to satisfy withholding taxes relating to the grants under this Plan to the extent provided in terms and conditions established by the Committee.

f.     Terminations of Options: (i) The Board of Directors shall, subject to the provisions of the Plan,

determine the rules relating to the rights of a grantee in the event a grantee ceases to be a Director of the Company or in the event of his or her death.

(ii) A grantee shall forfeit all rights under stock options granted hereunder if the Board of Directors, after a hearing at which the grantee shall be entitled to be present, shall find that the grantee has willfully engaged in any activity harmful to the interest of the Company or any of its subsidiaries or affiliates provided, however, that such stock options may continue in effect to such extent and under such circumstances as the Board of Directors may determine.

g.     Adjustment: (i) In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Committee shall make such adjustments, in light of the change, as it deems to be equitable, both to the grantee and to the Company, in the number of shares and prices per share applicable to outstanding options. Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Committee shall make such adjustments, in light of the distribution, as it deems to be equitable, both to the grantee and to the Company, in respect to the item described herein.

(ii) any fractional shares resulting from adjustments made pursuant to this subparagraph shall be eliminated.

6.     ELECTION TO DEFER

            On or before December 31 of any year, a Director may elect to defer, until a specified year or retirement as a Director of the Company, the payment of all or a specified part of all fees payable to the Director for services as a Director during the calendar year following the election and succeeding calendar years in the form of cash or stock units. Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within thirty days after election to the Board, to defer in the same manner the receipt of the payment of all or a specified part of fees not yet earned for the remainder of that calendar year and for succeeding calendar years in the form of cash or stock units. Elections shall be made by written notice delivered to the Secretary of the Committee.

Form 10-Q
Exhibit 10.13

7.     DIRECTORS' ACCOUNTS

            Fees deferred in the form of cash shall be held in the general funds of the Company and shall be credited to an account in the name of the Director. On the first day of each quarter, interest shall be credited to each account calculated on the basis of the cash balance in each account on the first day of each month of the preceding quarter at the Prime Rate of Morgan Guaranty Trust Company of New York (or at such other rate as may be specified by the Committee from time to time) in effect on the first day of each month. Fees to be deferred in the form of stock units shall be allocated to each Director's account based on the closing price of the Company's common stock as reported on the Composite Tape of the New York Stock Exchange ("Stock Price") on the date the fees would otherwise have been paid. The Company shall not be required to reserve or otherwise set aside shares of common stock for the payment of its obligations hereunder, but shall make available as and when required a sufficient number of shares of common stock to meet the needs of the Plan. An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in common stock of the Company) payable on the number of shares represented by the number of stock units in each Director's account will be allocated to each Director's account in the form of stock units based upon the Stock Price on the dividend payment date. Any stock dividends payable on such number of shares will be allocated in the form of stock units. If adjustments are made to outstanding shares of common stock as a result of split-ups, recapitalizations, mergers, consolidations and the like, an appropriate adjustment shall also be made in the number of stock units in a Director's account. Stock units shall not entitle any person to rights of a stockholder unless and until shares of Company common stock have been issued to that person with respect to stock units as provided in Article 8.

8.     PAYMENT FROM DIRECTORS' ACCOUNTS

            The aggregate amount of deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in the year specified or after a Director ceases to be a Director of the Company. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement shall be paid in a lump sum, or, if the Director elects prior to retirement, either (1) in a lump sum in a specified year after retirement; (2) in substantially equal annual installments over a period of years specified by the Director; or (3) in a lump sum upon the Director's death. The delivery election must be made by written notice delivered to the Secretary of the Committee prior to the date of retirement, and the first installment (or lump sum payment upon retirement or in a specified year thereafter) shall be paid promptly at the beginning of the following calendar year. Subsequent installments shall be paid promptly at the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. Amounts credited to a Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share shall be valued at the closing Stock Price on the date of settlement.

9.     PAYMENT IN EVENT OF DEATH

            A Director may file with the Secretary of the Committee a written designation of a beneficiary for his or her account under the Plan on such form as may be prescribed by the Committee, and may, from time to time, amend or revoke such designation. If a Director should die before all deferred amounts credited to the Director's account have been distributed, the balance of any deferred fees and interest and dividend equivalents then in the Director's account shall be paid promptly to the Director's designated beneficiary. If the Director did not designate a beneficiary, or in the event that the beneficiary designated by the Director shall have predeceased the Director, the balance in the Director's account shall be paid promptly to the Director's estate.

Form 10-Q
Exhibit 10.13

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

11.     ONE-TIME ELECTION TO CONVERT CASH BALANCES TO STOCK UNITS

            The Committee may in its discretion establish terms and conditions under which a Director may make a one-time election to convert into stock units all or a portion of the fees and dividend equivalents the Director has deferred in cash.

12.     NONASSIGNABILITY

            During a Director's lifetime, the right to any stock option, or the right to any deferred fees, including interest and dividend equivalents thereon, shall not be transferable or assignable, and stock options may be exercised only by the grantee, except as may otherwise be provided in rules established by the Committee.

13.     GOVERNING LAW

            The validity and construction of the Plan shall be governed by the laws of the State of Delaware.

14.     EFFECTIVE DATE

            This Plan shall become effective as of January 1, 1996, provided it is approved by stockholders at the Company's 1996 Annual Meeting, and shall continue in full force and effect until terminated by the Board of Directors.

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)

	Three Months	Years Ended December 31
	Ended
	March 31, 2002	2001	2000	1999	1998	1997

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Change In
Accounting Principle	$479	$4,328(a)	$2,314	$ 219	$1,648	$1,432
Provision for Income Taxes	328	2,467	1,072	1,410	941	1,354
Minority Interests in Earnings of
Consolidated Subsidiaries	21	49	61	61	24	43
Adjustment for Companies Accounted
for by the Equity Method	5	93	(109)	33	(39)	936(b)
Capitalized Interest	(12)	(62)	(69)	(107)	(120)	(80)
Amortization of Capitalized Interest	15	61	65	88(c)	65(c)	82 (c)

	836	6,936	3,334	1,704	2,519	3,767

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	90	590	810	535	520	389
Discontinued Operations(c)	-	-	-	180	304	252
Capitalized Interest -
Continuing Operations	12	62	69	107	120	80
Discontinued Operations(c)	-	-	-	3	78	90
Rental Expense Representative of
Interest Factor	19	78	70	66	71	83

	121	730	949	891	1,093	894

Total Adjusted Earnings Available for
Payment of Fixed Charges	$957	$7,666	$4,283	$2,595	$3,612	$4,661

Number of Times Fixed Charges Earned	7.9	10.5	4.5	2.9	3.3	5.2

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
(c)	Includes write-off of capitalized interest associated with divested businesses.
(d)	Divestiture of Conoco Inc. was completed August 6, 1999.