Form 10-Q
period 2002-06-30
DUPONT E I DE NEMOURS & CO
filed 2002-08-08
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

993,298,398 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 31, 2002.

2Q2002Qg_4

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

Page(s)

Part I Financial Information

Item 1. Financial Statements
Consolidated Income Statement	3
Consolidated Statement of Cash Flows	4
Consolidated Balance Sheet	5
Notes to Financial Statements	6-18

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	19-20
Results of Operations:
Sales and Earnings	20-22
Segment Results	22-23
Outlook	23
Liquidity & Capital Resources	24-25
Other Items:
Acquisition of Liqui-Box Corporation	25
Acquisition of ChemFirst, Inc.	25
Purchased In-Process Research and Development	26
Pioneer Intellectual Property Disputes	26
New Accounting Standards	26

Part II Other Information

Item 1. Legal Proceedings	27-28
Item 6. Exhibits and Reports on Form 8-K	28-29

Signature	30

Exhibit Index	31-32

2Q2002Qg_4

Form 10-Q

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
	Three Months Ended		Six Months Ended
CONSOLIDATED INCOME STATEMENT(a)	June 30		June 30
(Dollars in millions, except per share)	2002	2001	2002	2001

SALES (b)	$6,700	$6,997	$12,842	$13,856
Other Income(c)	25	216	82	386

Total	6,725	7,213	12,924	14,242

Cost of Goods Sold and Other Operating Charges(d)	4,369	4,615	8,353	9,101
Selling, General and Administrative Expenses	727	825	1,372	1,582
Depreciation	314	340	619	667
Amortization of Goodwill and Other Intangible Assets(e)	50	113	101	225
Research and Development Expense(f)	319	437	606	847
Interest Expense(g)	110	166	200	344
Employee Separation Costs and Write-Down of Assets(h)	246	1,046	255	1,046
Gain on Sale of DuPont Pharmaceuticals(i)	(19)	-	(19)	-

Total	6,116	7,542	11,487	13,812

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS	609	(329)	1,437	430
Provision for (Benefit from) Income Taxes(j)	35	(139)	363	133
Minority Interests in Earnings of Consolidated Subsidiaries	31	23	52	26

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	543	(213)	1,022	271
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes(k)	-	-	(2,944)	11

NET INCOME (LOSS)(b)	$ 543	$ (213)	$ (1,922)	$ 282

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK(l)
Income (Loss) before Cumulative Effect of Changes in Accounting Principles	$ .54	$ (.21)	$ 1.02	$ .26
Cumulative Effect of Changes in Accounting Principles	-	-	(2.96)	.01

Net Income (Loss)	$ .54	$ (.21)	$ (1.94)	$ .27

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK(l)
Income (Loss) before Cumulative Effect of Changes in Accounting Principles	$ .54	$ (.21)	$ 1.01	$ .25
Cumulative Effect of Changes in Accounting Principles	-	-	(2.94)	.01

Net Income (Loss)	$ .54	$ (.21)	$ (1.93)	$ .26

DIVIDENDS PER SHARE OF COMMON STOCK	$ .35	$ .35	$ .70	$ .70

See Notes to Financial Statements.

2Q2002Qg_4

Form 10-Q

	Six Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)	June 30
(Dollars in millions)	2002	2001

CASH PROVIDED BY (USED FOR) OPERATIONS:
Net Income (Loss)	$(1,922)	$ 282
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operations:
Cumulative Effect of a Change in Accounting Principle, Net of Tax(k)	2,944	(11)
Depreciation	619	667
Amortization of Goodwill and Other Intangible Assets(e)	101	225
Gain on Sale of DuPont Pharmaceuticals	(19)	-
Other Noncash Charges and Credits - Net	486	600
Change in Operating Assets and Liabilities - Net	(2,625)	(1,705)

Cash (Used for) Provided by Operations	(416)	58

INVESTMENT ACTIVITIES:
Purchases of Property, Plant and Equipment	(553)	(667)
Investment in Affiliates	(78)	(49)
Payments for Businesses Acquired (Net of Cash Acquired)	(304)	(39)
Proceeds from Sales of Assets	21	133
Net Cash Flows Related to Sale of DuPont Pharmaceuticals	(122)	-
Net (Increase) Decrease in Short-Term Financial Instruments	(361)	58
Miscellaneous - Net	19	(13)

Cash Used for Investment Activities	(1,378)	(577)

FINANCING ACTIVITIES:
Dividends Paid to Stockholders	(701)	(734)
Net Increase in Borrowings	209	852
Acquisition of Treasury Stock	(470)	(199)
Proceeds from Exercise of Stock Options	30	125
Minority Interests	(22)	622

Cash (Used for) Provided by Financing Activities	(954)	666

Effect of Exchange Rate Changes on Cash	114	(206)

DECREASE IN CASH AND CASH EQUIVALENTS	$(2,634)	$ (59)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,763	1,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,129	$ 1,481

See Notes to Financial Statements.

2Q2002Qg_4

Form 10-Q

CONSOLIDATED BALANCE SHEET(a)	June 30	December 31
(Dollars in millions, except per share)	2002	2001

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 3,129	$ 5,763
Marketable Debt Securities	496	85
Accounts and Notes Receivable	5,451	3,903
Inventories(m)	3,759	4,215
Prepaid Expenses	223	217
Deferred Income Taxes	546	618

Total Current Assets	13,604	14,801

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
(June 30, 2002 - $20,746; December 31, 2001 - $20,491)	13,126	13,287
GOODWILL(e)	1,076	3,746
OTHER INTANGIBLE ASSETS(e)	2,966	3,151
INVESTMENT IN AFFILIATES	2,016	2,045
OTHER ASSETS	3,596	3,289

TOTAL	$36,384	$40,319

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 2,056	$ 2,219
Short-Term Borrowings and Capital Lease Obligations	2,199	1,464
Income Taxes	44	1,295
Other Accrued Liabilities	3,152	3,089

Total Current Liabilities	7,451	8,067

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS	4,917	5,350

OTHER LIABILITIES	7,400	7,336

DEFERRED INCOME TAXES	2,757	2,690

Total Liabilities	22,525	23,443

MINORITY INTERESTS	2,409	2,424

COMMITMENTS AND CONTINGENT LIABILITIES(n)

STOCKHOLDERS' EQUITY
Preferred Stock	237	237
Common Stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at June 30, 2002 - 1,080,307,425;
December 31, 2001 - 1,088,994,789	324	327
Additional Paid-In Capital	7,357	7,371
Reinvested Earnings	10,501	13,517
Accumulated Other Comprehensive Loss(o)(p)	(242)	(273)
Common Stock Held in Treasury, at Cost (Shares: June 30, 2002
and December 31, 2001 - 87,041,427)	(6,727)	(6,727)

Total Stockholders' Equity	11,450	14,452

TOTAL	$36,384	$40,319

See Notes to Financial Statements.

2Q2002Qg_4

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

(b)	INDUSTRY SEGMENT INFORMATION(1)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
SEGMENT SALES(2)
Agriculture & Nutrition	$1,533	$1,493	$ 3,120	$ 3,013
Coatings & Color Technologies	1,312	1,292	2,449	2,497
Electronic & Communication Technologies	682	724	1,260	1,508
Performance Materials	1,278	1,215	2,430	2,422
Pharmaceuticals	-	304	-	509
Safety & Protection	894	937	1,722	1,902
Textiles & Interiors	1,695	1,742	3,145	3,439
Other	25	62	51	114

Total Segment Sales	7,419	7,769	14,177	15,404

Elimination of Transfers	(92)	(127)	(187)	(273)
Elimination of Equity Affiliate Sales	(626)	(654)	(1,149)	(1,282)
Miscellaneous	(1)	9	1	7

CONSOLIDATED SALES	$6,700	$6,997	$12,842	$13,856

AFTER-TAX OPERATING INCOME (LOSS)(3)
Agriculture & Nutrition(4)	$ 230	$ 120	$ 553	$ 292
Coatings & Color Technologies	136	70	221	210
Electronic & Communication Technologies(5)	57	75	102	190
Performance Materials	126	17	211	112
Pharmaceuticals(6)	72	10	123	(54)
Safety & Protection	119	96	222	228
Textiles & Interiors(7)	(52)	(413)	(33)	(349)
Other(8)	(51)	(31)	(71)	(34)

Total Segment ATOI (Loss)	637	(56)	1,328	595

Interest & Exchange Gains and Losses(9)	(67)	(88)	(189)	(185)
Corporate Expenses(10)	(19)	(69)	(97)	(139)
Corporate Minority Interest(11)	(8)	-	(20)	-

Income (Loss) from Operations	543	(213)	1,022	271

Cumulative Effect of Changes in Accounting Principles(12)	-	-	(2,944)	11

NET INCOME (LOSS)	$ 543	$ (213)	$(1,922)	$ 282

2Q2002Qg_4 6

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Footnotes To Note (b):

(1)

Segment data for 2001 has been reclassified to reflect the company's realignment of its businesses into five market- and technology-focused growth platforms, and the formation of a Textiles & Interiors subsidiary. The company also retained its Pharmaceuticals segment.

(2)	Includes pro rata share of equity affiliate sales and transfers. Excludes sales of intermediates by DuPont to joint ventures within the Textiles & Interiors segment.

(3)

Second quarter 2001 charges of $679 result from employee terminations, facility shutdowns, and asset impairments in the following segments: Agriculture & Nutrition - $80; Coatings & Color Technologies - $48; Electronic & Communication Technologies - $27; Performance Materials - $31; Safety & Protection - $34; Textiles & Interiors - $420; and Other - $39.

(4)

Second quarter 2002 includes charges of $29 to write off inventory associated with discontinued specialty herbicide products and $25 associated with an expected loss on the pending sale of a European manufacturing facility.

Second quarter and year-to-date 2001 include amortization expense for goodwill and indefinite lived intangible assets of $27 and $54, respectively. Year-to-date 2001 also includes a charge of $83 resulting from the sale of acquired Pioneer inventories.

(5)	Second quarter 2001 includes a gain of $34 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

(6)	Second quarter 2002 includes a benefit of $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

(7)

Second quarter 2002 includes charges of $100 related to employee separation costs for approximately 2,000 employees and $43 related to facility shutdowns. Year-to-date 2002 also includes a charge of $29 to withdraw from a polyester joint venture in China, partly offset by a $19 gain resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(8)	Second quarter 2002 includes a charge of $31 to establish a litigation reserve related to a previously divested business.

(9)

Second quarter 2002 includes a charge of $17 associated with the early extinguishment of outstanding debentures. Year-to-date 2002 also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

(10)

Second quarter 2002 includes a net $65 noncash tax benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

Footnotes To Note (b): - (Cont'd)

(11)	Represents a rate of return to minority interest investors who made capital contributions during 2001 to consolidated subsidiaries.

(12)

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." During the second quarter, the company completed its review of goodwill and recorded a cumulative effect charge to income of $2,944 effective January 1, 2002. This charge is attributable to goodwill impairments of $2,866 in the Agriculture & Nutrition segment and $78 in the Textiles & Interiors segment related to previous acquisitions.

The company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 resulted in a cumulative effect benefit to income of $11.

(c)

Other income for the three months ended June 30, 2002 decreased $191 versus the same period in the prior year. The change is primarily due to increased net monetary asset positions and a weakening U.S. dollar, which, when hedged, created net pretax losses totaling $126 in 2002 compared to $13 in 2001 (excluding equity affiliates). The pretax losses are largely offset by associated tax benefits. In addition, second quarter 2001 includes a $52 gain resulting from the company's sale of stock that reduced its ownership of DuPont Photomasks.

Year-to-date 2002 other income decreased $304, also primarily due to net exchange losses, which totaled $213 this year versus $10 last year. The 2002 year-to-date net exchange losses also include a loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange.

(d)

Second quarter 2002 includes charges of $47 to write off inventory associated with discontinued specialty herbicide products and $50 to establish a litigation reserve related to a previously divested business. Year-to-date 2001 includes a charge of $133 resulting from the sale of acquired Pioneer inventories, which, in accordance with purchase accounting rules, were recorded at estimated fair value on October 1, 1999.

(e)

On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, an initial (and at least annually thereafter) impairment test of these assets must be performed. If the initial test results in impairment, an adjustment is to be recorded in net income as a cumulative effect of a change in accounting principle (net of tax). Although a transitional impairment loss for goodwill may be measured in other than the first interim reporting period, it must be recognized in financial statements in the first interim period irrespective of the period in which measurement has been completed. Impairment losses after the initial adoption impairment are to be recorded as part of income from continuing operations.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

During the second quarter of 2002, the company completed its initial review of goodwill and recorded a cumulative effect of a change in accounting principle of $2,944 effective January 1, 2002 to reduce the carrying value of its goodwill. As there is no tax benefit associated with this charge (goodwill arose in connection with the acquisition of stock versus a purchase of assets), both the pretax and after-tax amounts are the same. The details of this noncash charge are as follows:

Segment	Impairment Loss

Agriculture & Nutrition	$2,866
Textiles & Interiors	78

$2,944

A variety of fair valuation methods were used in measuring for impairment, including discounted net cash flow and comparable company multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). The primary factors that resulted in the impairment charge in the Agriculture & Nutrition segment are the difficult economic environment in the agriculture sector, slower than expected development of and access to biotech traits and a slower than expected rate of acceptance by the public of new ag biotech products. While the original strategic intent of the Textiles & Interiors commercial flooring business has not changed, the realization of the economic benefits from the business has been limited by poor economic conditions, particularly in the commercial office sector, and lower than expected margins in the competitive distribution market. These factors contributed to goodwill impairment in this segment. No impairment charge was appropriate for either of these businesses under the Financial Accounting Standard Board's previous impairment standard, which was based on undiscounted cash flows.

The changes in goodwill through the period ended June 30, 2002 were as follows:
		Assembled	Goodwill	Cumulative
	Balance as of	Workforce	Adjustments and	Effect of	Balance as of
Segment	December 31, 2001	Reclassification	Acquisitions	Adoption	June 30, 2002

Agriculture & Nutrition	$2,891	$55*	$ (2)	$(2,866)	$ 78
Coatings & Color
Technologies	711	-	1	-	712
Electronic & Communication
Technologies	40	-	-	-	40
Performance Materials	2	-	-	-	2
Pharmaceuticals	-	-	-	-	-
Safety & Protection	12	-	5	-	17
Textiles & Interiors	88	-	-	(78)	10
Other	2	-	215**	-	217

TOTAL	$3,746	$55	$219	$(2,944)	$1,076

*	Reclassification of assembled workforce required upon adoption of SFAS No. 142 and consists of a gross asset of $113, net of $24 in accumulated amortization and $34 in deferred taxes.
**	Attributable to a preliminary allocation of purchase price related to the recent acquisition of Liqui-Box Corporation.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

Amortization expense of $47 (pretax) and $43 (after-tax) was recorded in the second quarter of 2001, and $92 (pretax) and $84 (after-tax) was recorded during the six months ended June 30, 2001 related to goodwill and indefinite-lived intangible assets that are no longer being amortized due to the adoption of SFAS No. 142. Segment detail related to these amounts (after-tax) is shown below for the three- and six-month periods ended June 30, 2001:

Segment	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Agriculture & Nutrition	$27	$54
Coatings & Color Technologies	10	20
Electronic & Communication Technologies	1	2
Performance Materials	-	-
Safety & Protection	-	-
Textiles & Interiors	3	5
Pharmaceuticals	2*	3*

	$43	$84

*	Represents amortization prior to divestiture of DuPont Pharmaceuticals on October 1, 2001.

The following table provides a reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the three- and six-month periods ended June 30, 2002 and 2001 as if the nonamortization provisions of SFAS No. 142 had been applied as of January 1, 2001:

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Reported net income (loss)	$ 543	$ (213)	$(1,922)	$ 282
Add back: Goodwill amortization	-	36	-	70
Add back: Equity method goodwill amortization	-	2	-	4
Add back: Indefinite-lived intangible asset amortization	-	5	-	10

Adjusted net income (loss)	$ 543	$ (170)	$(1,922)	$ 366

Basic Earnings Per Share
Reported net income (loss)	$0.54	$(0.21)	$ (1.94)	$0.27
Add back: Goodwill amortization	-	0.03	-	0.07
Add back: Equity method goodwill amortization	-	0.00	-	0.00
Add back: Indefinite-lived intangible asset amortization	-	0.01	-	0.01

	$0.54	$(0.17)	$ (1.94)	$0.35

Diluted Earnings Per Share
Reported net income (loss)	$0.54	$(0.21)	$ (1.93)	$0.26
Add back: Goodwill amortization	-	0.03	-	0.07
Add back: Equity method goodwill amortization	-	0.00	-	0.00
Add back: Indefinite-lived intangible asset amortization	-	0.01	-	0.02

	$0.54	$(0.17)	$ (1.93)	$0.35

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

As additional information, the following table provides a reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the years 1999 through 2001 as if the nonamortization provisions of SFAS No. 142 had been applied:

	2001	2000	1999

Reported net income	$4,339	$2,314	$7,690
Add back: Goodwill amortization	140	141	88
Add back: Equity method goodwill amortization	7	8	11
Add back: Indefinite-lived intangible asset amortization	19	19	4

Adjusted net income	$4,505	$2,482	$7,793

Basic Earnings Per Share
Reported net income	$ 4.18	$ 2.21	$ 7.08
Add back: Goodwill amortization	0.13	0.13	0.09
Add back: Equity method goodwill amortization	0.01	0.01	0.01
Add back: Indefinite-lived intangible asset amortization	0.02	0.02	0.00

	$ 4.34	$ 2.37	$ 7.18

Diluted Earnings Per Share
Reported net income	$ 4.16	$ 2.19	$ 6.99
Add back: Goodwill amortization	0.13	0.13	0.09
Add back: Equity method goodwill amortization	0.01	0.01	0.01
Add back: Indefinite-lived intangible asset amortization	0.02	0.02	0.00

	$ 4.32	$ 2.35	$ 7.09

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	December 31, 2001

		Accumulated
	Gross	Amortization	Net

Intangible Assets Subject to Amortization
(Definite-Lived)

Purchased Technology	$2,336	$(610)	$1,726
Patents	53	(25)	28
Trademarks	49	(7)	42
Other*	213	(79)	134

	2,651	(721)	1,930

Intangible Assets Not Subject To Amortization
(Indefinite-Lived)

Assembled Workforce	113	(24)	89
Other (Principally Pioneer Germplasm)	1,209	(77)	1,132

	1,322	(101)	1,221

Total Other Intangible Assets	$3,973	$(822)	$3,151

	June 30, 2002

	Accumulated
	Gross	Amortization	Net

Intangible Assets Subject to Amortization
(Definite-Lived)

Purchased Technology	$2,352	$(696)	$1,656
Patents	63	(30)	33
Trademarks	49	(7)	42
Other*	192	(89)	103

	2,656	(822)	1,834

Intangible Assets Not Subject To Amortization
(Indefinite-Lived)

Other (Principally Pioneer Germplasm)	1,132**	-	1,132

	1,132	-	1,132

Total Other Intangible Assets	$3,788	$(822)	$2,966

*	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements.
**	Represents carrying value (including $77 of accumulated amortization) at adoption of SFAS No. 142.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

The aggregate amortization expense for definite-lived intangible assets was $50 and $101 for the three and six months ended June 30, 2002, respectively. The estimated aggregate pretax amortization for 2002 and each of the next five years is approximately $200, $200, $200, $195, $180, and $170.

(f)

Research and development expense (R&D) for the three months ended June 30, 2002 decreased $118 or 27% from the same period in the prior year. This change is primarily due to the divestiture of DuPont Pharmaceuticals, which accounted for approximately 31% of total R&D expense in the second quarter of 2001.

Year-to-date 2002 R&D expense decreased $241 or 28.5% over the prior year, also due to the divestiture of DuPont Pharmaceuticals.

(g)

Second quarter 2002 Interest Expense includes a charge of $21 for the early extinguishment of $242 of outstanding debentures. Due to the company's early adoption of SFAS No. 145 effective April 1, 2002, such extinguishment of debt would not be considered extraordinary as defined by APB Opinion No. 30 and therefore, is reported as a component of income from continuing operations. This charge principally represents premiums paid to investors. Interest expense excluding this charge is $77 lower in the second quarter of 2002 versus second quarter of 2001, primarily due to lower levels of debt.

(h)

During the second quarter of 2002, the company recorded total charges of $246 in the Textiles & Interiors and the Agriculture & Nutrition segments. A charge of $209 was recorded in the Textiles & Interiors segment in connection with a restructuring program instituted in the second quarter to better align the business with accelerating structural changes so as to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. This charge includes $154 related to termination payments for approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities. Termination benefits were communicated to employees prior to June 30, 2002, and such benefits may be settled over time or at the time of termination. Employee terminations will be completed by June 2003.

In addition, the second quarter 2002 charge in Textiles & Interiors included $55 related to the write-down of operating facilities that were shut down during the second quarter principally due to transferring production to more cost competitive facilities. This charge covers the net book value of facilities in the United States and South America of $42 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap of $13. Dismantlement and removal activities are expected to be essentially complete in 2003. The effect of these shutdowns on operating results was not material.

A charge of $37 was recorded in the Agriculture & Nutrition segment in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. This charge covers principally the write-down of the net book value of the facilities to fair value less cost to sell. The transaction is expected to close by mid-2003.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

Account balances and activity for the second quarter restructuring programs are as follows:

		Employee
Second Quarter	Write-Down	Separation	Other
2002 Activities	Of Assets	Costs	Exit Costs	Total

Charges to income in 2002	$ 79	$154	$13	$246
Changes to accounts:
Asset impairments	(37)			(37)
Facility shutdowns	(42)			(42)

Balance at June 30, 2002	$ -	$154	$13	$167

In addition to the above charges in the second quarter, year-to-date 2002 includes a net charge of $9 related to exiting joint ventures in China. Of this net charge, $39 was recorded to withdraw from a polyester joint venture due to depressed market conditions. This charge was partly offset by a $30 gain resulting principally from a favorable litigation settlement associated with the company's exit from a nylon joint venture in 1999.

Second quarter and year-to-date 2001 charges of $1,046 include $441 associated with termination payments for approximately 5,500 employees, $303 for asset impairments (principally the write-down of polyester assets to be sold to Alpek), and $302 related to the shutdown and dismantlement of several facilities. At June 30, 2002, essentially all employees had been terminated thereby completing this portion of the program. A complete discussion of these restructuring activities is contained in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2001 at Note 6 "Employee Separation Costs and Write-down of Assets."

Year-to-date 2002, there were no other changes to estimates related to the company's reserves established for restructuring initiatives in prior years. Account balances and activity for these programs are as follows:

	Employee
	Separation	Other
2001 Activities	Costs	Exit Costs	Total

Balance at December 31, 2001	$215	$ 71	$286
Changes to accounts:
Employee separation settlements	(86)	-	(86)
Other expenditures	-	(20)	(20)

Balance at March 31, 2002	129	51	180

Changes to accounts:
Employee separation settlements	(28)	-	(28)
Other expenditures	-	(24)	(24)

Balance at June 30, 2002	$101	$ 27	$128

2000 Activities

Balance at December 31, 2001	$ 7	$ -	$ 7
Changes to accounts:
Employee separation settlements	(5)	-	(5)

Balance at March 31 and June 30, 2002	$ 2	$ -	$ 2

2Q2002Qg_4 14

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(i)

During second quarter 2002, a benefit of $19 was recorded to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals, which occurred on October 1, 2001.

(j)

Second quarter 2002 includes a net $65 noncash tax benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency. In addition, the second quarter 2002 tax provision reflects income tax benefits associated with losses on forward exchange contracts that were entered into pursuant to the company's ongoing program to reduce foreign currency exchange exposure. See also Note (c).

(k)

On January 1, 2002, the company adopted SFAS No. 142 which resulted in a cumulative effect type charge to income of $2,944 (see Note (e)). On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, which resulted in a pretax cumulative effect type benefit to income of $19 ($11 after-tax).

(l)

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income (loss) before cumulative effect of a change in accounting principle and net income (loss) is reduced by preferred dividends of $2.5 for the three-month periods ended June 30, 2002 and 2001 and $5.0 for the six-month periods ended June 30, 2002 and 2001. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

	Three Months Ended		Six Months Ended
	June 30		June 30

	Basic	Diluted	Basic	Diluted

2002	993,682,606	999,146,015	994,723,757	1,000,197,623
2001	1,041,759,701	1,041,759,701	1,041,962,856	1,047,878,439

The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised. The diluted weighted-average common shares outstanding for the three-month period ended June 30, 2001 excludes incremental shares of 6,025,863 related to in-the-money stock options. These shares are excluded due to their antidilutive effect as a result of the company's loss before cumulative effect of a change in accounting principle for the three months ended June 30, 2001.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001

Average Stock Options	33,171,787	35,173,734	35,334,758	35,259,106

Compensation expense (benefit) recognized in income for stock-based employee compensation awards was not material for the three and six months ended June 30, 2002, and 2001.

(m)	Inventories

	June 30,	December 31,
	2002	2001

Finished Products	$2,555	$2,652
Semifinished Products	786	1,185
Raw Materials and Supplies	901	844

	4,242	4,681
Less: Adjustment of Inventories to a
Last-In, First-Out (LIFO) Basis	483	466

Total	$3,759	$4,215

(n)	Contingencies

The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products; intellectual property and environmental matters; and contract and antitrust claims. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to the results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity of the company.

2Q2002Qg_4

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company has accrued for certain environmental remediation activities consistent with the company's policies as set forth in Note 1 to the company's consolidated financial statements included in Item 8 of the company's Annual Report on

Form 10-K for the period ended December 31, 2001. At June 30, 2002, such reserves amounted to $384 and, in management's opinion, are appropriate based on existing facts and circumstances. Under adverse changes in circumstances, potential liability may exceed amounts accrued. In the event that future remediation expenditures are in excess of amounts accrued, they may be significant to results of operations of the company in the period recognized but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

Other

The company has directly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At December 31, 2001, the company had directly guaranteed $953 of the obligations of certain affiliated companies and others. This amount has not changed significantly through the end of the second quarter of 2002 and no material loss is anticipated by reason of such agreements and guarantees. In addition, the company has historically guaranteed certain obligations of Conoco Inc., its former subsidiary, which totaled $267, plus interest, at June 30, 2002.

2Q2002Qg_4

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(o)	The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Income (Loss)	$543	$(213)	$(1,922)	$282
Cumulative Translation Adjustment	54	-	44	(32)
Cumulative Effect of a Change in
Accounting Principle	-	-	-	6
Net Revaluation and Clearance of
Cash Flow Hedges to Earnings	(51)	(10)	(4)	(24)
Net Unrealized Gains (Losses) on
Available for Sale Securities	(5)	12	(9)	(24)

Total Comprehensive Income (Loss)	$541	$ 211	$(1,891)	$208

(p)

The company's objectives and strategies for holding derivative instruments are included within the company's Annual Report on Form 10-K for the period ended December 31, 2001. During the quarter ended June 30, 2002, hedge ineffectiveness of $1 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

Accumulated Other	Three Months Ended			Six Months Ended
Comprehensive Income (Loss)	June 30, 2002			June 30, 2002
(Cash Flow Hedge Portion Only)	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$ 33	$(12)	$ 21	$(42)	$16	$(26)*
Additions and revaluations of
derivatives designated as
cash flow hedges	(79)	30	(49)	(21)	8	(13)
Less: Clearance of hedge results
to earnings	3	(1)	2	(14)	5	(9)

Ending balance	$(49)	$ 19	$(30)	$(49)	$19	$(30)

Portion of ending balance expected
to be reclassified into earnings
over the next twelve months	$(48)	$ 18	$(30)	$(48)	$18	$(30)

*	Includes cumulative effect of adopting SFAS No. 133.

2Q2002Qg_4

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
    The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect its business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities. In addition, economic factors (including a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) in those countries could affect the company's revenues, expenses and results of operations.
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

2Q2002Qg_4

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

(a)    Results of Operations

(1)      Sales and Earnings:

For the quarter ended June 30, 2002, consolidated sales totaled $6.7 billion compared to $7.0 billion in 2001, down 4 percent. This reflects a 5 percent negative impact due to divested businesses, 5 percent higher volume, and 4 percent lower prices. On a comparable business basis, consolidated sales increased 1 percent. Segment sales, including transfers and a pro rata share of sales by equity affiliates, were $7.4 billion, down 5 percent from $7.8 billion in 2001. On a comparable business basis (excluding divestitures), segment sales increased 1 percent.

Regional segment sales and related variances for the second quarter 2002 compared with the second quarter 2001 are summarized below:

	Segment Sales		% Change Due To

	2Q'02 $Billion	% Change vs. 2Q'01	Local Price	Currency Effect	Volume	Acquisition/ Divestitures*

Worldwide	7.4	(5)	(4)	-	5	(6)
United States	3.7	(6)	(2)	-	3	(7)
Europe	1.8	(5)	(5)	1	3	(4)
Asia Pacific	1.2	5	(6)	(1)	13	(1)
Canada, Mexico, South America	0.7	(9)	(7)	(1)	4	(5)

*	Includes impact of the sale of DuPont Pharmaceuticals, selected polyester businesses and withdrawal from the Benlate® fungicide business.

2Q2002Qg_4

Form 10-Q

Net income was $543 million for the second quarter 2002 compared to a loss of

$213 million in the second quarter of 2001, resulting in earnings per share of $.54 compared to a loss of $.21 last year. Share purchase programs reduced average outstanding shares by 4 percent. Year-to-date 2002 earnings before the cumulative effect of a change in accounting principle were $1.01 per share versus comparable earnings of $.25 per share last year. Due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the company recorded a cumulative effect of a change in accounting principle noncash charge of $2.94 effective January 1, 2002 for impairment of goodwill related to acquisitions in previous years. This resulted in a total year-to-date loss of $1.93 per share.

Management believes that an analysis of earnings before one-time items is particularly meaningful to investors because it provides insight with respect to ongoing operating results of the company and allows readers of the financial statements to better evaluate the financial results of each segment. One-time items represent material transactions that are either unusual to the company's normal operations or occur infrequently. Net income before one-time items and segment after-tax operating income (ATOI) before one-time items are not measurements recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance. Furthermore, these measures of performance may be inconsistent with similar measures presented by other companies.

The following analysis of operations includes discussion of the company's financial performance before one-time items.

Net income before one-time items for the second quarter 2002 was $711 million versus $432 million in 2001. The increase in earnings principally reflects higher Agriculture & Nutrition, Textiles & Interiors, Performance Materials and Pharmaceuticals after-tax operating income. Improved Agriculture & Nutrition results reflect, in part, a benefit from the absence of goodwill amortization as the result of adopting SFAS No. 142 in 2002.

One-time items are described in the notes to the accompanying financial statements and are summarized in the table below:

	$Million Pretax		$Million After-Tax		($ Per Share)

	2002	2001	2002	2001	2002	2001

1st Quarter Total*	$(3,016)	$(114)	$(3,017)	$ (72)	$(3.01)	$(.07)

2nd Quarter:
Textiles & Interiors - Restructuring Program	$ (209)	$ -	$ (143)	$ -	$ (.14)	$ -
Agriculture & Nutrition - Facility Shutdown /
Product Exit	(84)	-	(54)	-	(.05)	-
Litigation - Previously Divested Business	(50)	-	(31)	-	(.03)	-
Early Extinguishment of Debt	(21)	-	(17)	-	(.02)	-
Net Tax Settlements	-	-	65	-	.06	-
Pharmaceuticals Gain Adjustment	19	-	12	-	.01	-
Employee Separations / Facility Shutdown	-	(743)	-	(491)	-	(.47)
Asset Impairment (Principally Textiles &
Interiors)	-	(303)	-	(188)	-	(.18)
Sale of Affiliate Stock	-	52	-	34	-	.03

2nd Quarter Total	$ (345)	$(994)	$ (168)	$(645)	$ (.17)	$(.62)

*

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," first quarter 2002 now includes a $2.94 per share noncash charge for the cumulative effect of change in accounting principle for impairment of goodwill.

2Q2002Qg_4

Form 10-Q

As noted above, a restructuring program was instituted within Textiles & Interiors in the second quarter 2002 to better align the business with accelerating structural changes so as to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile business. Under the program, the company will terminate approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities and shut down operating facilities principally due to transferring production to more cost effective facilities. A more detailed description of these activities is contained in Note (h) to the accompanying financial statements.

As a result of this 2002 restructuring program, the company expects annual pretax cost savings of about $120 million per year when completed. The company anticipates that about one-fourth of these annual savings will be realized by year-end 2002, with essentially all savings expected to be realized next year. About 80 percent of these savings will result in reduced Cost of Goods Sold and Other Operating Charges, with the remaining 20 percent expected to be divided evenly between Selling, General and Administrative Expenses and Research and Development Expense. Payments from operating cash flows to terminated employees and third parties for dismantlement and removal activities are expected to total about $167 million. About 35 percent of these cash outlays are expected to be made in 2002, 45 percent in 2003, and most of the remainder in 2004.

(2)      Segment Results:

The following presents segment sales, ATOI and ATOI before one-time items for the three months ended June 30, 2002 compared to the same period in the prior year.

Agriculture & Nutrition - Sales increased 3 percent and ATOI increased 92 percent.

ATOI before one-time items increased 42 percent primarily reflecting higher sales of crop production and food ingredient products worldwide together with lower fixed costs, as well as from the required adoption of SFAS 142 that eliminated the amortization of goodwill and indefinite-lived intangibles. Excluding the change in amortization related to SFAS 142, second quarter ATOI increased 25 percent. Second half revenues could be negatively affected by political/economic uncertainties in South America, but this is not expected to have a material impact on full-year results.

Coatings & Color Technologies - Sales increased 2 percent as higher volumes were largely offset by lower prices in titanium dioxide products. ATOI was $136 million, up 94 percent. ATOI before one-time items was up $18 million or 15 percent largely reflecting higher sales and improved margins.

Electronic & Communication Technologies - ATOI was $57 million down 24 percent from $75 million last year. Sales and ATOI before one-time items decreased 6 percent and 16 percent, respectively. Most of this segment's major markets remain at or below last year's levels, particularly the electronics and wire and cable industries. Despite lower costs, after-tax margins have been squeezed by lower prices.

Performance Materials - ATOI was $126 million, up $109 million from last year. ATOI before one-time items increased 163 percent on 5 percent higher sales reflecting higher volumes and the benefits of lower raw material costs. Sales volume increases in nylon resins and packaging polymers reflect inventory rebuilding in the motor vehicle industry and stronger demand in packaging markets, respectively. On July 31, 2002, the company completed its divestiture of the Clysar® shrink films business and expects to recognize a gain on the sale in the third quarter; annual sales of this business are about $100 million.

2Q2002Qg_4

Form 10-Q

Pharmaceuticals - ATOI was $72 million, reflecting the DuPont share of earnings from

Cozaar® / Hyzaar® .. Last year's second quarter earnings of $10 million reflects 100 percent of results from DuPont Pharmaceuticals, which was divested October 1, 2001.

Safety & Protection - Sales decreased 5 percent. ATOI was $119 million, up 24 percent from $96 million last year. ATOI before one-time items declined 8 percent. Higher sales volumes for nonwoven products were more than offset by sales declines in aramid products, primarily reflecting lower sales to fiber optic cable markets, and in chemical products, due to relatively flat volume offset by lower prices and last year's product rationalization and divestiture.

Textiles & Interiors - ATOI was a loss of $52 million compared to a loss of $413 million last year. Both periods include significant restructuring costs. ATOI before restructuring and other one-time items increased to $91 million from $7 million last year. ATOI benefited from lower raw material costs, increased capacity utilization, and reduced fixed cost spending due to prior year restructuring activities. Sales were 2 percent higher on a comparable basis. Modest sales growth resulted from strong volume gains largely offset by lower selling prices. Volume increased 9 percent led by improvements in flooring and spandex products.

The company announced its intention in February 2002 to create DuPont

Textiles & Interiors as a new wholly owned subsidiary. The Textiles & Interiors segment includes the nylon fibers, polyester fibers, Lycra® brand fiber and spandex businesses, plus their intermediates and joint ventures. In February, the company also announced its intention to evaluate a complete range of separation options, including an initial public offering, with the separation to occur by year-end 2003, market conditions permitting. The company continues to assess actions to optimize its investment in its specific Textiles & Interiors businesses.

(3)      Outlook:

DuPont expects the global economic recovery to continue, but at a more modest pace than the growth rates experienced in the first half, which benefited in part from inventory restocking. North America and Asia should continue to lead the way with a somewhat slower recovery expected in Europe. Economic conditions in South America remain uncertain.

While recent U.S. stock market turmoil creates more uncertainty about the pace of recovery, strong housing and automotive markets, low inflation and interest rates, the weaker dollar, and improving productivity in the company's businesses all point to continued growth for DuPont. In addition, while the pricing environment remains difficult, it appears to have generally stabilized in most DuPont businesses and should begin to improve as demand continues to increase.

Based on the above outlook, and assuming the economic recovery continues on its current tract, the company expects substantial improvement in second half 2002 results versus the depressed results of the prior year. The company expects third quarter 2002 net income before one-time items to be about double that of third quarter 2001. Fourth quarter 2002 is expected to be sequentially stronger, given seasonal trends combined with the expected continuation of economic recovery over the balance of the year. The company expects fourth quarter 2002 net income before one-time items to be about triple those of fourth quarter 2001.

2Q2002Qg_4

Form 10-Q

(b)     Liquidity & Capital Resources

From December 31, 2001 to June 30, 2002, the company's consolidated net debt (borrowings and capital lease obligations less cash, cash equivalents and marketable debt securities) increased approximately $2.5 billion from $1.0 billion to $3.5 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

2002
(Dollars in millions)

Net Debt - January 1, 2002	$ (966)

Cash Used for Operations	(416)
Purchases of Property, Plant and Equipment
and Investment in Affiliates	(631)
Net Payments for Businesses Acquired	(304)
Proceeds from Sales of Assets	(101)
Dividends Paid to Stockholders	(701)
Repurchases of Stock	(470)
Minority Interests	(22)
Other	120

Total Increase in Net Debt	$(2,525)

Net Debt - June 30, 2002	$(3,491)

Cash used in the company's operations totaled $416 million for the six months ended

June 30, 2002. This primarily consisted of a $2 billion tax payment attributable to the 2001 gain on the sale of DuPont Pharmaceuticals and seasonal working capital builds, which more than offset income from operations for the six-month period.

For the first half of the year, $631 million was used for purchases of property, plant and equipment and investments in affiliates. Total 2002 purchases of property, plant and equipment and investments in affiliates are not expected to exceed $1.6 billion.

In the second quarter of 2002, the company acquired Liqui-Box Corp. for $272 million,

which brings total payments for businesses acquired for the year to $304 million. In addition, the company announced that it had a signed a definitive agreement to acquire ChemFirst, Inc. later in 2002 in a cash transaction valued at $408 million.

Proceeds from the sales of assets in the first half of 2002 reflect cash proceeds from the sale of miscellaneous land and other plant assets, which were more than offset by payments of $122 million to Bristol-Myers Squibb to finalize issues relating to the 2001 sale of DuPont Pharmaceuticals.

Dividends paid to stockholders during the six months ended June 30, 2002 totaled

$701 million. During the first quarter of 2002, the company purchased and retired $470 million of DuPont common stock, completing the DuPont common stock repurchase program that was approved by the Board of Directors in July 2000. The company's Board of Directors authorized a new $2 billion share buyback plan in June 2001. Management has not established a timeline for the buyback of stock under this plan.

2Q2002Qg_4

Form 10-Q

As discussed in the Management's Discussion and Analysis in the company's most recent

Annual Report on Form 10-K, the company had guaranteed certain financial obligations of Conoco totaling $960 million. During the first quarter of 2002, $693 of these obligations had become nonrecourse, relieving the company of this portion of the guarantee.

In March 2002, the company implemented a commercial paper conduit financing program to reduce the financing costs of the receivables securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. The receivables securitization program and the synthetic lease program are fully described in the company's Annual Report on Form 10-K for the period ended December 31, 2001. As of June 30, 2002, there had not been any change in the amount of assets under either of these programs. The conduit issues notes secured by the receivable interests and the equipment and real estate under synthetic leases. In addition, the notes are backed by liquidity support. As of June 30, 2002, the company was committed to provide up to $232 million of such support.

Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, acquisitions, dividend payments and other cash needs in the foreseeable future.

(c)    Other Items

Acquisition of Liqui-Box Corporation

Effective May 31, 2002, DuPont Canada (a majority-owned subsidiary of the company)

acquired all of the outstanding common shares of Liqui-Box Corporation for $272 million, net of cash acquired. The company plans to report the results of the acquisition, together with DuPont Canada's existing packaging business, as part of the Agriculture & Nutrition segment beginning in the third quarter of 2002. Annual sales of Liqui-Box are approximately $150 million.

Acquisition of ChemFirst, Inc.

On July 23, 2002, DuPont announced that it signed a definitive agreement to acquire

ChemFirst, Inc., in a cash merger transaction valued at $408 million, with a ChemFirst per share value of $29.20. The acquisition is expected to be about $.01 per share dilutive in the first 12 months due to integration costs and accretive thereafter.

ChemFirst is a global supplier of electronic chemicals and materials to the semiconductor industry and specialty intermediates for polyurethane and other applications. The company had 2001 sales of $278 million. ChemFirst has approximately 480 employees and primary manufacturing facilities in Pascagoula, Mississippi; Baytown, Texas; Dayton, Ohio; and Hayward, California, with operations in Scotland and Japan. This acquisition will be integrated into the company's Electronic & Communication Technologies and Safety & Protection segments.

The agreement must be approved by ChemFirst shareholders and is subject to regulatory approval. J. Kelley Williams, CEO and chairman of ChemFirst, has agreed to vote his shares, representing more than 8 percent of ChemFirst's outstanding shares, in favor of the acquisition. The acquisition is expected to be completed in the fourth quarter of 2002.

2Q2002Qg_4

Form 10-Q

Purchased In-Process Research and Development

Pioneer Hi-Bred International's project to develop resistance to corn rootworm is now expected to be completed in 2005 or 2006, with a probability of technical and commercial success estimated to be greater than 50 percent in 2005. At December 31, 2001, this project was expected to be completed in 2004 with a probability of technical and commercial success estimated to be 80 percent. Delays for this project resulted from certain agronomic effects of the gene and regulatory issues.

Pioneer's project to develop nuclear male sterility in corn is now expected to be completed between 2006 and 2008, with a probability of technical and commercial success estimated to be from 25 percent by 2006, 75 percent by 2007 and 95 percent by 2008. At December 31, 2001, this project was expected to be completed in 2006 with a probability of technical and commercial success of 95 percent. Delays for this project resulted from a change in the type of technology used to develop the trait (due to regulatory issues) and a decision to stack this trait with other desirable consumer-oriented traits before commercialization.

Projects to develop sclerotinia resistance in oil seeds were discontinued due to regulatory concerns.

Failures to complete, and or delays in completion of these projects, are not expected to have a material adverse impact on the company's financial condition, results of operations or liquidity. All other research and development projects remain on course as disclosed in the management's discussion and analysis in the company's most recent Annual Report on Form 10-K.

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

New Accounting Standards

In 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial

Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The company previously announced that it will adopt SFAS No. 143 on January 1, 2003. The provisions require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The company continues to evaluate the impact of adopting this standard.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with

Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard has no effect on the company's restructuring programs for 2002 and prior years. The company is in the process of reviewing the provisions of the new standard to determine its potential impact.

2Q2002Qg_4

Form 10-Q

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits most of which were disposed of by trial, dismissal or settlement. Approximately 110 cases are pending. Some of these lawsuits were filed by growers who allege plant damage from using Benlate® 50 DF, and, in some cases, Benlate® WP. Some include claims for alleged damage to shrimping operations from Benlate® OD, and a smaller number of cases include claims for alleged personal injuries. Also, many of these cases include allegations of fraud and misconduct, as well as violations of Federal and State racketeering laws. In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defects involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the approximate amount of $29 million. The judgment was later reduced to $26 million. DuPont will appeal.

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

A shareholder derivative action was filed in August of 2001 in Florida. The suit alleged the

Board of Directors breached various duties in connection with Benlate® litigation and asserted claims under the Federal and State racketeering laws. This case has been dismissed by the plaintiff.

Twenty-eight cases are pending against the company in State Court in Broward County,

Florida. These cases were brought by Ecuadorian shrimp farmers alleging that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million and $16 million, respectively. The company has appealed both cases. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The 26 untried cases are on hold pending the resolution of this appeal. In the appeal of the case tried in the fall of 2000, the company expects that all briefs will be submitted to the appellate court by the end of August, 2002.

DuPont believes Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. The ultimate liabilities from the Benlate® lawsuits discussed above may be significant to the results of operations of the company in the period recognized, but management does not anticipate that they will have a material adverse effect on the company's consolidated financial position or liquidity.

The company's consolidated balance sheet reflects accruals for estimated costs associated with these matters. Adverse changes in estimates for such liabilities could result in additional future charges.

2Q2002Qg_4

Form 10-Q

The West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Order in November of 2001 that requires sampling, analyses and the development of screening levels for the surfactant ammonium perfluorooctanoate, or APFO, used by DuPont's Washington Works plant in Wood County, West Virginia. The Order requires that DuPont investigate the levels of APFO in the local environment and drinking water and fund a study by toxicologists, supervised by the WVDEP, to determine acceptable levels of APFO in the environment and drinking water. Through this process, a screening level of 150 micrograms of APFO per liter of drinking water was established in May 2002. None of the local sources of drinking water has tested near the screening level. Unless DuPont violates its terms, the Multimedia Order does not call for sanctions. The cost of the DuPont activities pursuant to the Order is likely to exceed $1 million. DuPont has completed approximately 75% of the work required by the Order.

Recent sampling across the Ohio River has disclosed APFO levels in groundwater and drinking water in Ohio. These results were shared with the Ohio Environmental Protection Agency. Although the Multimedia Order does not apply in Ohio, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Act (SDWA) Consent Order with the U.S. Environmental Protection Agency in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the Multimedia Order. However, now that the screening level has been established, it is unlikely that DuPont will be required to provide alternative drinking water to anyone under the SDWA Consent Order since the levels of APFO in drinking water tested to date are well below the screening level. Despite this fact, a class action has been filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health affects from exposure to APFO in drinking water. The class has been defined as anyone who has consumed drinking water affected by APFO from operation of the Washington Works Plant, which could include tens of thousands of people. DuPont does not believe that consumption of drinking water with low levels of APFO has caused, or will cause, deleterious health affects and intends to defend itself vigorously.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 31 and 32.

(b)     Reports on Form 8-K

1.

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

2.

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

2Q2002Qg_4

Form 10-Q

3.

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

4.

On June 27, 2002, a Current Report on 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated June 25, 2002, entitled "DuPont Improves Outlook for Second Quarter Earnings."

5.

On July 24, 2002, a Current Report on 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated July 24, 2002, entitled "DuPont Reports Second Quarter 2002 Earnings."

2Q2002Qg_4

Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: August 8, 2002

By: Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

2Q2002Qg_4

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

2Q2002Qg_4

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
Agreement, dated June 7, 2001, by and among E. I. du Pont de Nemours and
Company, DuPont Pharma, Inc., DuPont Pharmaceuticals Company, DuPont
Electronic Materials, Inc., DuPont Diagnostics, Inc., and Bristol-Myers Squibb
Company (incorporated by reference to Exhibit 10.14 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.12	Company's Bicentennial Corporate Sharing Plan adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to
Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.13*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as
last amended January 23, 2002 (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

2Q2002Qg_4

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)

	Six Months	Years Ended December 31
	Ended
	June 30, 2002	2001	2000	1999	1998	1997

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Change In
Accounting Principle	$543	$4,328(a)	$2,314	$ 219	$1,648	$1,432
Provision for Income Taxes	35	2,467	1,072	1,410	941	1,354
Minority Interests in Earnings of
Consolidated Subsidiaries	31	49	61	61	24	43
Adjustment for Companies Accounted
for by the Equity Method	66	93	(109)	33	(39)	936(b)
Capitalized Interest	(24)	(62)	(69)	(107)	(120)	(80)
Amortization of Capitalized Interest	30	61	65	88(c)	65(c)	82 (c)

	681	6,936	3,334	1,704	2,519	3,767

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	110	590	810	535	520	389
Discontinued Operations(d)	-	-	-	180	304	252
Capitalized Interest -
Continuing Operations	24	62	69	107	120	80
Discontinued Operations(d)	-	-	-	3	78	90
Rental Expense Representative of
Interest Factor	39	78	70	66	71	83

	173	730	949	891	1,093	894

Total Adjusted Earnings Available for
Payment of Fixed Charges	$854	$7,666	$4,283	$2,595	$3,612	$4,661

Number of Times Fixed Charges Earned	4.9	10.5	4.5	2.9	3.3	5.2

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
(c)	Includes write-off of capitalized interest associated with divested businesses.
(d)	Divestiture of Conoco Inc. was completed August 6, 1999.

2Q2002Qg_4

Form 10-Q

Exhibit 99.1

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
August 8, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

2Q2002Qg_4

Form 10-Q

Exhibit 99.2

Certification of CEO Pursuant to

18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
August 8, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

2Q2002Qg_4