Form 10-Q
period 2002-09-30
DUPONT E I DE NEMOURS & CO
filed 2002-11-13
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

993,479,958 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2002.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

Page(s)

Part I Financial Information

Item 1. Financial Statements
Consolidated Income Statement	3
Consolidated Statement of Cash Flows	4
Consolidated Balance Sheet	5
Notes to Financial Statements	6-21

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	22-23
Results of Operations:
Sales and Earnings	23-27
Segment Results	27-29
Outlook	29
Liquidity & Capital Resources	29-31
Other Items:
Acquisition of ChemFirst, Inc.	31
Pensions	32
Other Postretirement Benefits	32
New Accounting Standards	32
Accounting for Stock-Based Compensation	32
Purchased In-Process Research and Development	32
Sarbanes-Oxley Act of 2002	32-33

Item 4. Controls and Procedures	33

Part II Other Information

Item 1. Legal Proceedings	33-34
Item 6. Exhibits and Reports on Form 8-K	35

Signature	36

Certifications	37-38

Exhibit Index	39-40

Form 10-Q

Part I. Financial Information

Item 1.    FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
	Three Months Ended		Nine Months Ended
CONSOLIDATED INCOME STATEMENT(a)	September 30		September 30
(Dollars in millions, except per share)	2002	2001	2002	2001

SALES(b)	$5,482	$5,641	$18,324	$19,497
Other Income(c)	255	135	337	521

Total	5,737	5,776	18,661	20,018

Cost of Goods Sold and Other Operating Charges(d)	3,851	3,958	12,204	13,059
Selling, General and Administrative Expenses	621	687	1,993	2,269
Depreciation	339	328	958	995
Amortization of Goodwill and Other Intangible Assets(e)	53	113	154	338
Research and Development Expense	322	441	928	1,288
Interest Expense(f)	79	148	279	492
Employee Separation Costs and Write-Down of Assets(g)	(23)	-	232	1,046
Gain on Sale of DuPont Pharmaceuticals(h)	-	-	(19)	-

Total	5,242	5,675	16,729	19,487

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	495	101	1,932	531
Provision for (Benefit from) Income Taxes(i)	5	(46)	368	87
Minority Interests in Earnings of Consolidated Subsidiaries	21	5	73	31

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	469	142	1,491	413
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes(j)	-	-	(2,944)	11

NET INCOME (LOSS)(b)	$ 469	$ 142	$(1,453)	$ 424

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK(k)
Income before Cumulative Effect of Changes in Accounting Principles	$ .47	$ .13	$ 1.49	$ .39
Cumulative Effect of Changes in Accounting Principles	-	-	(2.96)	.01

Net Income (Loss)	$ .47	$ .13	$(1.47)	$ .40

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK(k)
Income before Cumulative Effect of Changes in Accounting Principles	$ .47	$ .13	$ 1.49	$ .39
Cumulative Effect of Changes in Accounting Principles	-	-	(2.95)	.01

Net Income (Loss)	$ .47	$ .13	$(1.46)	$ .40

DIVIDENDS PER SHARE OF COMMON STOCK	$ .35	$ .35	$ 1.05	$ 1.05

See Notes to Financial Statements.

Form 10-Q

	Nine Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(a)	September 30
(Dollars in millions)	2002	2001

CASH PROVIDED BY (USED FOR) OPERATIONS:
Net Income (Loss)	$(1,453)	$ 424
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operations:
Cumulative Effect of Changes in Accounting Principles, Net of Tax(j)	2,944	(11)
Depreciation	958	995
Amortization of Goodwill and Other Intangible Assets(e)	154	338
Gain on Sale of DuPont Pharmaceuticals	(19)	-
Other Noncash Charges and Credits - Net	353	791
Change in Operating Assets and Liabilities - Net	(2,515)	(1,615)

Cash Provided by Operations	422	922

INVESTMENT ACTIVITIES:
Purchases of Property, Plant and Equipment	(849)	(1,008)
Investment in Affiliates	(108)	(64)
Payments for Businesses Acquired (Net of Cash Acquired)	(339)	(48)
Proceeds from Sales of Assets	166	237
Net Cash Flows Related to Sale of DuPont Pharmaceuticals	(122)	-
Net Increase in Short-Term Financial Instruments	(237)	(468)
Miscellaneous - Net	13	(126)

Cash Used for Investment Activities	(1,476)	(1,477)

FINANCING ACTIVITIES:
Dividends Paid to Stockholders	(1,052)	(1,101)
Net Increase in Borrowings	180	2,236
Acquisition of Treasury Stock	(470)	(268)
Proceeds from Exercise of Stock Options	35	155
Minority Interests	(36)	622

Cash (Used for) Provided by Financing Activities	(1,343)	1,644

Effect of Exchange Rate Changes on Cash	94	(185)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(2,303)	$ 904

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,763	1,540

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,460	$ 2,444

See Notes to Financial Statements.

Form 10-Q

CONSOLIDATED BALANCE SHEET(a)	September 30	December 31
(Dollars in millions, except per share)	2002	2001

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 3,460	$ 5,763
Marketable Debt Securities	369	85
Accounts and Notes Receivable	4,813	3,903
Inventories(l)	4,099	4,215
Prepaid Expenses	244	217
Deferred Income Taxes	584	618

Total Current Assets	13,569	14,801

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
(September 30, 2002 - $20,574; December 31, 2001 - $20,491)	13,037	13,287
GOODWILL (e)	1,034	3,746
OTHER INTANGIBLE ASSETS(e)	2,983	3,151
INVESTMENT IN AFFILIATES	2,096	2,045
OTHER ASSETS	3,732	3,289

TOTAL	$36,451	$40,319

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 2,193	$ 2,219
Short-Term Borrowings and Capital Lease Obligations	2,270	1,464
Income Taxes	34	1,295
Other Accrued Liabilities	2,961	3,089

Total Current Liabilities	7,458	8,067

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS	4,810	5,350

OTHER LIABILITIES	7,419	7,336

DEFERRED INCOME TAXES	2,781	2,690

Total Liabilities	22,468	23,443

MINORITY INTERESTS	2,412	2,424

COMMITMENTS AND CONTINGENT LIABILITIES(m)

STOCKHOLDERS' EQUITY
Preferred Stock	237	237
Common Stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at September 30, 2002 - 1,080,447,958;
December 31, 2001 - 1,088,994,789	324	327
Additional Paid-In Capital	7,355	7,371
Reinvested Earnings	10,619	13,517
Accumulated Other Comprehensive Loss(n)(o)	(237)	(273)
Common Stock Held in Treasury, at Cost (Shares: September 30, 2002
and December 31, 2001 - 87,041,427)	(6,727)	(6,727)

Total Stockholders' Equity	11,571	14,452

TOTAL	$36,451	$40,319

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

(b)	INDUSTRY SEGMENT INFORMATION(1)
(Dollars in Millions)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
SEGMENT SALES(2)
Agriculture & Nutrition	$ 608	$ 542	$ 3,769	$ 3,602
Coatings & Color Technologies	1,276	1,206	3,725	3,703
Electronic & Communication Technologies	645	614	1,905	2,122
Performance Materials	1,237	1,149	3,667	3,571
Pharmaceuticals	-	393	-	902
Safety & Protection	853	858	2,575	2,760
Textiles & Interiors	1,582	1,553	4,727	4,992
Other	6	39	16	106

Total Segment Sales	6,207	6,354	20,384	21,758

Elimination of Transfers	(97)	(111)	(284)	(384)
Elimination of Equity Affiliate Sales	(631)	(602)	(1,780)	(1,884)
Miscellaneous	3	-	4	7

CONSOLIDATED SALES	$5,482	$5,641	$18,324	$19,497

AFTER-TAX OPERATING INCOME (LOSS)(3)(4)
Agriculture & Nutrition(5)	$ (92)	$ (162)	$ 463	$ 135
Coatings & Color Technologies	170	112	391	322
Electronic & Communication Technologies(6)	67	51	169	241
Performance Materials(7)	180	58	391	170
Pharmaceuticals(8)	72	133	195	79
Safety & Protection	128	112	350	340
Textiles & Interiors(9)	61	10	28	(339)
Other(10)	(18)	(16)	(91)	(55)

Total Segment ATOI	568	298	1,896	893

Interest & Exchange Gains and Losses(11)	(5)	(72)	(194)	(257)
Corporate Expenses(12)	(83)	(76)	(180)	(215)
Corporate Minority Interest(13)	(11)	(8)	(31)	(8)

Income from Operations	469	142	1,491	413

Cumulative Effect of Changes in Accounting Principles(14)	-	-	(2,944)	11

NET INCOME (LOSS)	$ 469	$ 142	$ (1,453)	$ 424

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Footnotes To Note (b):

(1)

Segment data for 2001 has been reclassified to reflect the company's realignment of its businesses into five market- and technology-focused growth platforms, and the formation of a Textile & Interiors subsidiary. The Company retained its Pharmaceuticals segment. Certain other reclassifications of segment data have been made to reflect 2002 changes in organizational structure.

(2)	Includes pro rata share of equity affiliate sales and transfers. Excludes sales of intermediates by DuPont to joint ventures within the Textiles & Interiors segment.

(3)

Third quarter and year-to-date 2002 include a benefit of $17 resulting from changes in estimates related to prior year restructuring activities in the following segments: Agriculture & Nutrition - $7; Coatings & Color Technologies - $2; Electronic & Communication Technologies - $1; Performance Materials - $2; Safety & Protection - $3; Textiles & Interiors - $1; and Other - $1.

(4)

Year-to-date 2001 includes charges of $679 resulting from employee terminations, facility shutdowns, and asset impairments in the following segments: Agriculture & Nutrition - $80; Coatings & Color Technologies - $48; Electronic & Communication Technologies - $27; Performance Materials - $31; Safety & Protection - $34; Textiles & Interiors - $420; and Other - $39.

(5)

Year-to-date 2002 includes charges of $29 to write off inventory associated with discontinued specialty herbicide products and $25 associated with an expected loss on the pending sale of a European manufacturing facility.

Third quarter 2001 includes a charge of $35 to establish a reserve related to settlement of YieldGard® (MON 810 Bt) insect resistant corn litigation with Monsanto. Year-to-date 2001 also includes a charge of $83 resulting from the sale of acquired Pioneer inventories.

(6)	Year-to-date 2001 includes a gain of $34 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

(7)	Third quarter 2002 includes a gain of $51 resulting from the sale of the company's Clysar® shrink film business.

(8)	Year-to-date 2002 includes a benefit of $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals, which occurred on October 1, 2001.

Third quarter and year-to-date 2001 include a deferred tax benefit of $49 to recognize differences between the book basis and tax basis of the company's investment in DuPont Pharmaceuticals.

(9)

Year-to-date 2002 includes charges of $100 related to employee separation costs for approximately 2,000 employees, $43 related to facility shutdowns and $29 to withdraw from a polyester joint venture in China, partly offset by a gain of $19 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Footnotes To Note (b): - (Cont'd)

(10)	Year-to-date 2002 includes a charge of $31 to establish a litigation reserve related to a previously divested business.

(11)

Year-to-date 2002 includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate, and a charge of $17 associated with the early extinguishment of outstanding debentures.

(12)

Year-to-date 2002 includes a net $65 noncash tax benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

(13)	Represents a rate of return to minority interest investors who made capital contributions during 2001 to consolidated subsidiaries.

(14)

On January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." During the second quarter, the company completed its review of goodwill and recorded a cumulative effect adjustment to income of $2,944 effective January 1, 2002. This charge is attributable to goodwill impairments of $2,866 in the Agriculture & Nutrition segment and $78 in the Textiles & Interiors segment related to previous acquisitions.

The Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 resulted in a cumulative-effective-type adjustment to income of $11.

(c)

Other income for the three months ended September 30, 2002 includes a gain of $84 resulting from the sale of the company's Clysar® shrink film business. Year-to-date 2002 also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

Year-to-date 2001 includes a gain of $52 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks.

(d)	Third quarter 2001 includes a charge of $56 to establish a reserve related to settlement of YieldGard® (MON 810 Bt) insect resistant corn litigation with Monsanto.

Year-to-date 2002 includes charges of $47 to write off inventory associated with discontinued specialty herbicide products and $50 to establish a litigation reserve (see Note (m)) related to a previously divested business. Year-to-date 2001 includes charges of $56 to establish the litigation reserve described above and $133 resulting from the sale of acquired Pioneer inventories, which, in accordance with purchase accounting rules, were recorded at estimated fair market value on October 1, 1999.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
(e)

On January 1, 2002, the company adopted SFAS No. 142, which requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, an initial impairment test of goodwill and indefinite-lived assets as of January 1, 2002 needed to be performed. Thereafter, annual impairment tests must be performed. The company will perform these annual tests during the fourth quarter of each year. These tests must be performed more frequently if there are triggering events. If the initial test resulted in impairment, an adjustment was to be recorded in net income as a cumulative effect of a change in accounting principle (net of tax). Although a transitional impairment loss for goodwill could be measured in other than the first interim reporting period, it needed to be recognized in financial statements in the first interim period irrespective of the period in which measurement has been completed. Impairment losses after the initial adoption impairment are to be recorded as part of income from continuing operations.

During the second quarter of 2002, the company completed its initial review of goodwill and recorded a cumulative effect of a change in accounting principle of $2,944 effective January 1, 2002 to reduce the carrying value of its goodwill. As there was no tax benefit associated with this charge (goodwill arose in connection with the acquisition of stock versus a purchase of assets), both the pretax and after-tax amounts are the same. The details of this noncash charge are as follows:

Segment	Impairment Loss

Agriculture & Nutrition	$2,866
Textiles & Interiors	78

$2,944

A variety of fair valuation methods were used in measuring for impairment, including discounted net cash flow and comparable company multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). The primary factors that resulted in the impairment charge in the Agriculture & Nutrition segment are the difficult economic environment in the agriculture sector, slower than expected development of and access to biotechnology traits and a slower than expected rate of acceptance by the public of new agricultural products based on biotechnology. While the original strategic intent of the Textiles & Interiors commercial flooring business has not changed, the realization of the economic benefits from the business has been limited by poor economic conditions, particularly in the commercial office sector, and lower than expected margins in the competitive distribution market. These factors contributed to goodwill impairment in the Textiles & Interiors segment. No impairment charge was appropriate for either of these businesses under the Financial Accounting Standard Board's previous impairment standard, which was based on undiscounted cash flows.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
The changes in goodwill through the period ended September 30, 2002 were as follows:
		Assembled	Goodwill	Cumulative
	Balance as of	Workforce	Adjustments and	Effect of	Balance as of
Segment	Dec. 31, 2001	Reclassification	Acquisitions	Adoption	Sept. 30, 2002

Agriculture & Nutrition	$2,891	$55*	$164**	$(2,866)	$ 244
Coatings & Color
Technologies	711	-	-	-	711
Electronic & Communication
Technologies	40	-	-	-	40
Performance Materials	2	-	-	-	2
Pharmaceuticals	-	-	-	-	-
Safety & Protection	12	-	13	-	25
Textiles & Interiors	88	-	-	(78)	10
Other	2	-	-	-	2

TOTAL	$3,746	$55	$177	$(2,944)	$1,034

*	Reclassification of assembled workforce required upon adoption of SFAS No. 142 and consists of a gross asset of $113, net of $24 in accumulated amortization and $34 in deferred taxes.

**	Primarily attributable to the preliminary allocation of goodwill related to the recent acquisition of Liqui-Box.

Amortization expense of $47 (pretax) and $42 (after-tax) was recorded in the third quarter of 2001, and $139 (pretax) and $126 (after-tax) was recorded during the nine months ended September 30, 2001 related to goodwill and indefinite-lived intangible assets that are no longer being amortized due to the adoption of SFAS No. 142. Segment detail related to these amounts (after-tax) is shown below for the three- and nine-month periods ended September 30, 2001:

Segment	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Agriculture & Nutrition	$27	$ 81
Coatings & Color Technologies	10	30
Electronic & Communication Technologies	1	3
Performance Materials	1	1
Safety & Protection	-	-
Textiles & Interiors	2	7
Pharmaceuticals	1*	4*
	_
	$42	$126

*	Represents amortization prior to divestiture of DuPont Pharmaceuticals which occurred on October 1, 2001.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

The following table provides a reconciliation of reported net income to adjusted net income and adjusted earnings per share amounts for the three- and nine-month periods ended September 30, 2002 and 2001 as if the nonamortization provisions of SFAS No. 142 had been applied as of January 1, 2001:

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2001	2002	2001

Reported net income (loss)	$469	$142	$(1,453)	$424
Add back: Goodwill amortization	-	36	-	106
Add back: Equity method goodwill amortization	-	2	-	6
Add back: Indefinite-lived intangible asset amortization	-	4	-	14

Adjusted net income (loss)	$469	$184	$(1,453)	$550

Basic Earnings Per Share
Reported net income (loss)	$ .47	$ .13	$ (1.47)	$ .40
Add back: Goodwill amortization	-	.03	-	.10
Add back: Equity method goodwill amortization	-	.01	-	.01
Add back: Indefinite-lived intangible asset amortization	-	-	-	.01

	$ .47	$ .17	$ (1.47)	$ .52

Diluted Earnings Per Share
Reported net income (loss)	$ .47	$ .13	$ (1.46)	$ .40
Add back: Goodwill amortization	-	.03	-	.10
Add back: Equity method goodwill amortization	-	.01	-	.01
Add back: Indefinite-lived intangible asset amortization	-	-	-	.01

	$ .47	$ .17	$ (1.46)	$ .52

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

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)
The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	December 31, 2001

		Accumulated
	Gross	Amortization	Net

Intangible Assets Subject to Amortization
(Definite-Lived)

Purchased Technology	$2,336	$(610)	$1,726
Patents	53	(25)	28
Trademarks/Tradenames	49	(7)	42
Other(1)	213	(79)	134

	2,651	(721)	1,930

Intangible Assets Not Subject To Amortization
(Indefinite-Lived)

Assembled Workforce	113	(24)	89
Trademarks / Tradenames	168	(11)	157
Pioneer Germplasm(2)	1,041	(66)	975

	1,322	(101)	1,221

Total Other Intangible Assets	$3,973	$(822)	$3,151

(1)	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements.
(2)

Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer Hi-Bred International, Inc. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

	September 30, 2002

		Accumulated
	Gross	Amortization	Net

Intangible Assets Subject to Amortization
(Definite-Lived)

Purchased Technology	$2,354	$(744)	$1,610
Patents	67	(30)	37
Trademarks/Tradenames	50	(8)	42
Other(1)	238	(93)	145

	$2,709	$(875)	$1,834

Intangible Assets Not Subject To Amortization
(Indefinite-Lived)

Trademarks / Tradenames	$ 174(2)	$ -	$ 174
Pioneer Germplasm(4)	975(3)	-	975

	$1,149	$ -	$1,149

Total Other Intangible Assets	$3,858	$(875)	$2,983

(1)	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements.
(2)	Includes carrying value of $157 at adoption of SFAS No. 142.
(3)	Represents carrying value at adoption of SFAS No. 142.
(4)

Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer Hi-Bred International, Inc. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting periods.

The aggregate amortization expense for definite-lived intangible assets was $53 and $154 for the three and nine months ended September 30, 2002, respectively. The estimated aggregate pretax amortization for 2002 and each of the next five years is approximately $205, $210, $210, $205, $190, and $180, respectively.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)
(f)

Year-to-date 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors. Due to the company's early adoption of SFAS No. 145 effective April 1, 2002, such extinguishment of debt would not be considered extraordinary as defined by APB Opinion No. 30 and therefore, is reported as a component of income from continuing operations.

(g)

During the third quarter of 2002, the company recorded a net benefit of $23 resulting from changes in estimates related to prior years' restructuring programs. This is principally attributable to net benefits associated with the 2001 restructuring program of $8 for lower dismantlement and removal costs and $7 for lower severance payments to terminated employees.

Year-to-date 2002 Employee Separation Costs and Write-Down of Assets totaled $232. This includes charges of $285, the net benefit of $23 discussed above, and a gain of $30, resulting principally from a favorable litigation settlement associated with the company's exit from a joint venture in China in 1999.

The year-to-date 2002 charges of $285 includes $248 in the Textiles & Interiors segment and $37 in the Agriculture & Nutrition segment. Within the Textiles & Interiors segment, a charge of $209 relates to a restructuring program instituted in the second quarter to better align the business with accelerating structural changes to become more competitive in response to continued weakening economic conditions, particularly in the U.S. textile industry. The charge of $209 includes $154 related to termination payments for approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities. Termination benefits were communicated to employees prior to June 30, 2002, and such benefits may be settled over time or at the time of termination. At September 30, 2002 about 950 employees had been terminated. Employee terminations will be completed by June 2003. The charge of $209 also includes $55 related to the write-down of operating facilities that were shut down during the second quarter principally due to transferring production to more cost competitive facilities. This charge covers the net book value of facilities in the United States and South America of $42 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap of $13. Dismantlement and removal activities are expected to be essentially complete in 2003. The effect of these shutdowns on operating results was not material. Year-to-date Textiles & Interiors 2002 charges also include $39 to withdraw from a joint venture in China due to depressed market conditions.

Within the Agriculture & Nutrition segment, a charge of $37 was recorded in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. This charge principally covers the write-down of the net book value of the facilities to fair value less costs to sell. The transaction is expected to close during the first half of 2003.

Year-to-date 2002, there were no changes to estimates related to the company's reserves established for restructuring initiatives in 2002. Account balances and activity for these programs are as follows:

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

(continued)

		Employee
	Write-Down	Separation	Other
2002 Activities	Of Assets	Costs	Exit Costs	Total

Charges to income in 2002	$118	$154	$13	$285
Changes to accounts:
Asset impairments	(76)			(76)
Facility shutdowns	(42)			(42)
Employee separation settlements		(13)		(13)
Other expenditures			(2)	(2)

Balance at September 30, 2002	$ -	$141	$11	$152

Year-to-date 2001 charges of $1,046 include $441 associated with termination payments for approximately 5,500 employees, $303 for asset impairments (principally the write-down of polyester assets to be sold to Alpek), and $302 related to the shutdown and dismantlement of several facilities. At June 30, 2002, essentially all employees had been terminated, thereby completing this portion of the program. A complete discussion of these restructuring activities is contained in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2001 at Note 6 "Employee Separation Costs and Write-down of Assets."

The remaining reserve balances for the company's 2001 and 2000 programs follow:

	Employee
	Separation	Other
2001 Activities	Costs	Exit Costs	Total

Balance at December 31, 2001	$ 215	$ 71	$ 286

Changes to accounts:
Credits to income in third quarter 2002	(7)	(8)	(15)
Employee separation settlements	(144)		(144)
Other expenditures		(43)	(43)

Balance at September 30, 2002	$ 64	$ 20	$ 84

2000 Activities

Balance at December 31, 2001	$ 7	$ -	$ 7
Changes to accounts:
Employee separation settlements	(6)	-	(6)

Balance at September 30, 2002	$ 1	$ -	$ 1

On July 30, 2002, the Financial Accounting Standards Board issued SFAS No. 146 "Accounting For Costs Associated With Exit Or Disposal Activities." This standard requires that companies recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. The company adopted this standard effective July 1, 2002. The adoption of this standard will only impact restructuring programs initiated after this date.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
(h)	Year-to-date 2002 includes a benefit of $19 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals, which occurred on October 1, 2001.

(i)

Year-to-date 2002 includes a net $65 noncash tax benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

Third quarter and year-to-date 2001 includes a one-time deferred tax benefit of $49 to recognize differences between the book basis and tax basis of the company's investment in DuPont Pharmaceuticals as a result of the fourth quarter 2001 sale of DuPont Pharmaceuticals.

(j)

On January 1, 2002, the company adopted SFAS No. 142 which resulted in a cumulative effect type charge to income of $2,944 (see Note (e)). On January 1, 2001, the company adopted SFAS No. 133, which resulted in a pretax cumulative effect type benefit to income of $19 ($11 after-tax).

(k)

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income before cumulative effect of changes in accounting principles and net income (loss) is reduced by preferred dividends of $2.5 for the three-month periods ended September 30, 2002 and 2001 and $7.5 for the nine-month periods ended September 30, 2002 and 2001. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	Basic	Diluted	Basic	Diluted

2002	993,838,496	996,979,946	994,429,075	999,125,469
2001	1,039,345,016	1,044,530,790	1,041,080,675	1,046,752,988

The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised.

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price during the period:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001

Average Stock Options	74,964,624	47,385,181	48,544,713	39,301,131

Compensation expense (benefit) recognized in income for stock-based employee compensation awards was not material for the three and nine months ended September 30, 2002, and 2001.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

(l)	Inventories

	September 30,	December 31,
	2002	2001

Finished Products	$2,713	$2,652
Semifinished Products	975	1,185
Raw Materials and Supplies	906	844

	4,594	4,681
Less: Adjustment of Inventories to a
Last-In, First-Out (LIFO) Basis	495	466

Total	$4,099	$4,215

(m)	Contingencies

The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products; intellectual property and environmental matters; and contract and antitrust claims. The company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. As indicated in the table below, DuPont has since been served with several hundred lawsuits, most of which have been disposed of by trial, dismissal or settlement.

	Nine Months Ended	Year Ended

Status of Cases	9/30/02	12/31/01	12/31/00	12/31/99

Pending	105	107	113	139
Filed	2	10	19	34
Resolved	4	16	45	20

Twenty of the 105 cases currently pending against the company were filed by growers who allege plant damage using Benlate® DF and, in some cases Benlate® WP. Five cases include claims for alleged personal injuries arising from exposure to Benlate® DF and/or Benlate® WP. In addition, 28 cases include claims for alleged damage to shrimping operations from Benlate® OD. Also, many of these cases include allegations of fraud and misconduct, as well as violations of Federal and State racketeering laws. In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the approximate amount of $29. The judgment was later reduced to $26. DuPont has appealed. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, DuPont has not established a reserve for this matter.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Certain plaintiffs who previously settled with the company have filed cases alleging fraud and other misconduct relating to the litigation and settlement of Benlate® 50 DF claims. Approximately 51 such cases were filed. The Florida Federal Court dismissed the lead case of 28 cases pending before it. Plaintiffs have appealed. The remaining cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

The cases involving damage to shrimp are pending against the company in State Court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers alleging that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 in each case. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The company has appealed both cases. DuPont has not established a reserve for either case because the company has concluded that it is not probable that the adverse judgments ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on this appeal were heard by the intermediate appellate court on October 22, 2002.

DuPont believes that Benlate® did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. To date, DuPont has incurred costs and expenses of approximately $1,500 associated with these matters. The company has established reserves in its financial statements to cover estimated future costs. While it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

Benlate® Securities Fraud Class Action

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiffs in this case allege that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery has concluded. Trial is expected to begin second or third quarter 2003. Management recognizes that it is reasonably possible that the company may incur losses associated with this matter, but it is not possible to estimate the range of such losses at this time.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
DuPont Conagra Visions, Inc.

In 1997, DuPont and ConAgra sold a group of joint ventures known as DCV, Inc., which they co-owned, to DCV Holdings, Inc. Subsequently, the parties learned that the U.S. Department of Justice was investigating DuCoa, a DCV company, for participation in a ten-year antitrust conspiracy to fix prices and allocate customers in the vitamins market. Three DuCoa executives pled guilty to criminal price fixing in March 1999. These developments resulted in the filing of multiple civil antitrust lawsuits against DuPont, ConAgra and DuCoa in various federal and state courts. Additionally, in 1998, DCV Holdings sued DuPont and ConAgra in Delaware state court alleging claims for breach of contract, fraud and recission. In April 2002, the Delaware state court rejected a number of DCV Holdings' claims, including its claim that DuPont committed fraud because it knew about, but failed to disclose, DuCoa's antitrust violations prior to closing. DCV Holdings has appealed the decision. On September 30, 2002, DuCoa pled guilty to violations of the antitrust laws.

DuPont has settled with three groups of antitrust plaintiffs and a settlement offer has been made to a fourth group of plaintiffs. Once this settlement is concluded, the only pending antitrust claims against DuPont will be state class actions brought by indirect purchasers in Iowa, Minnesota and Wisconsin. DuPont does not anticipate there will be any criminal action against the company.

DuPont recorded a $50 charge against earnings in the second quarter of 2002 to reserve for these matters. DuPont does not believe that it is reasonably possible that it will incur a material loss in excess of the amounts accrued.

Environmental Remediation

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company has accrued for certain environmental remediation activities consistent with the company's policies as set forth in Note 1 to the company's consolidated financial statements included in Item 8 of the company's Annual Report on Form 10-K for the period ended December 31, 2001. At September 30, 2002, such reserves amounted to $390.

Other

The company has directly guaranteed various debt obligations under agreements with certain affiliated and other companies to provide specified minimum revenues from shipments or purchases of products. At December 31, 2001, the company had directly guaranteed $953 of the obligations of certain affiliated companies and others. This amount has not changed significantly through the end of the third quarter of 2002. In addition, the company has guaranteed certain obligations of Conoco Inc., its former subsidiary, which totaled $267, plus interest, at September 30, 2002. No material loss is anticipated by reason of such agreements and guarantees.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
(n)	The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net Income (Loss)	$469	$142	$(1,453)	$424
Cumulative Translation Adjustment	(8)	14	36	(18)
Cumulative Effect of a Change in
Accounting Principle	-	-	-	6
Net Revaluation and Clearance of
Cash Flow Hedges to Earnings	24	(34)	20	(58)
Net Unrealized Losses on Available
for Sale Securities	(11)	(8)	(20)	(32)

Total Comprehensive Income (Loss)	$474	$114	$(1,417)	$322

(o)

The company's objectives and strategies for holding derivative instruments are included within the company's Annual Report on Form 10-K for the period ended December 31, 2001. During the three and nine months ended September 30, 2002, hedge ineffectiveness of $1 and $2 was reported in earnings, respectively. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

Accumulated Other	Three Months Ended			Nine Months Ended
Comprehensive Income (Loss)	September 30, 2002			September 30, 2002
(Cash Flow Hedge Portion Only)	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$(49)	$ 19	$(30)	$(42)	$16	$(26)
Additions and revaluations of
derivatives designated as
cash flow hedges	39	(15)	24	18	(7)	11
Less: Clearance of hedge results
to earnings	-	-	-	(14)	5	(9)

Ending balance	$(10)	$ 4	$ (6)	$(10)	$ 4	$ (6)

Portion of ending balance expected
to be reclassified into earnings
over the next twelve months	$(11)	$ 4	$ (7)	$(11)	$ 4	$ (7)

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
    The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect its business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities. In addition, economic factors (particularly a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors in those regions (such as greater price competition or expiration of patent protection) could affect the company's revenues, expenses and results of operations.
    The company's growth objectives are largely dependent on its ability to bring to market new products and services. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete research and development projects; obtain relevant regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of the new products and services.
    The company's ability to grow earnings will be affected most significantly by revenue growth and increases in the cost of raw materials, particularly oil, natural gas and products derived from oil and natural gas. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.
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

(a)    Results of Operations

(1)      Sales and Earnings:

Three Months Ended September 30, 2002 and 2001

Consolidated sales for the third quarter of 2002 totaled $5.5 billion compared to

$5.6 billion in 2001, down 3 percent. This reflects a 7 percent net reduction in sales primarily due to the divestiture of DuPont Pharmaceuticals partially offset by acquisitions. Excluding this impact, consolidated sales increased 4 percent, reflecting 6 percent higher volume, partly offset by 2 percent lower U.S. dollar selling prices.

Segment sales, including transfers and a pro rata share of sales by equity affiliates,

were $6.2 billion, down 2 percent from $6.4 billion in 2001. On a comparable business basis (excluding the impact on sales attributable to acquisitions and divestitures), segment sales increased 4 percent, reflecting 6 percent higher volume, partly offset by 2 percent lower selling prices. The higher volumes in 2002 versus the prior year reflect growth in most of the company's businesses, especially within the Performance Materials, Electronic & Communication Technologies and the Textiles & Interiors segments. The impact of 4 percent lower local selling prices was partly offset by a 2 percent benefit to sales from the currency effect of a weaker dollar. Pricing remains particularly difficult in the Textiles & Interiors and Electronic & Communication Technologies segments.

Form 10-Q

Regional segment sales and related variances for the third quarter 2002 compared with the third quarter of 2001 are summarized below:

	Segment Sales		Percent Change Due To
	Third Quarter 2002 $ Billion	Percent Change versus Third Quarter 2001	Local Price	Currency Effect	Volume	Portfolio Changes*

Worldwide	6.2	(2)	(4)	2	6	(6)
U.S.	2.8	(8)	(4)	0	5	(9)
Europe	1.6	4	(3)	9	3	(5)
Asia Pacific	1.1	10	(5)	2	14	(1)
Canada, Mexico, South America	0.7	(7)	(5)	(2)	5	(5)

*	Reflects the sale of DuPont Pharmaceuticals, discontinuance of Benlate® and ammonia, and acquisition of Liqui-Box.

Other Income for the third quarter of 2002 increased 89 percent over 2001 from

$135 million to $255 million. This increase principally resulted from the gain on the Clysar® shrink film business and improvement in the earnings of the company's equity affiliates. Research and Development (R&D) expense for the third quarter of 2002 decreased $119, or 27 percent from the third quarter of 2001. This reduction is primarily due to the divestiture of DuPont Pharmaceuticals, which accounted for 35 percent of total R&D expense in the third quarter of 2001. Pretax interest expense decreased 47 percent from $148 in third quarter of 2001 to $79 in the third quarter of 2002, primarily due to lower debt levels.

The effective tax rates for the third quarters of 2002 and 2001 were 1.0 percent and

(46) percent, respectively. The tax rates in both quarters were reduced by income tax benefits associated with losses on foreign exchange contracts. The effective tax rate in third quarter of 2001 was also favorably affected by a deferred tax benefit of $49 million to recognize differences between the book basis and tax basis of the company's investment in DuPont Pharmaceuticals, which was sold in the fourth quarter of 2001.

In addition, the third quarter 2002 effective tax rate was reduced based on a change in the company's estimated full-year income tax rate. This rate has been reduced for two primary reasons. First, as 2002 has progressed, the company has benefited from a greater portion of foreign earnings being generated in jurisdictions with lower tax rates than was previously estimated. Second, the company has undertaken several initiatives, including the increased utilization of foreign tax credits, to improve tax efficiency, further reducing the company's effective tax rate. The cumulative impact of this rate change significantly affected the third quarter 2002 as a higher rate was applied in the first half of the year when pretax earnings were seasonally strong.

Net income was $469 million for the third quarter 2002 compared to $142 million in the third quarter of 2001, resulting in earnings per share of $.47 compared to $.13 last year. Share purchase programs reduced average outstanding shares by 5 percent.

Form 10-Q

Management believes that an analysis of earnings before one-time items is particularly meaningful to investors because it provides insight with respect to ongoing operating results of the company and allows readers of the financial statements to better evaluate the financial results of each segment. One-time items represent transactions or events that give rise to significant gains or losses that are either unusual to the company's normal operations or occur infrequently. Net income before one-time items and segment after-tax operating income (ATOI) before one-time items are not measurements recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance. Furthermore, these measures of performance may be inconsistent with similar measures presented by other companies.

One-time items for the third quarter are summarized in the table below:

	$ Million Pretax		$ Million After-Tax		$ Per Share

	2002	2001	2002	2001	2002	2001

Performance Materials - Clysar® Sale	$ 84	$ -	$ 51	$ -	$ .05	$ -
Changes in Restructuring Estimates	23	-	17	-	.02	-
Pioneer/Monsanto MON 810 Settlement	-	(56)	-	(35)	-	(.04)
Pharmaceutical Divestiture - Tax Benefit	-	-	-	49	-	.05

Total	$ 107	$ (56)	$ 68	$ 14	$ .07	$ .01

Net income before one-time items for the third quarter 2002 was $401 million versus

$128 million in 2001. The increase in earnings primarily reflects higher ATOI, principally in the Performance Materials, Coatings & Color Technologies, and Textiles & Interiors segments. In addition to higher volumes and lower costs, improved results reflect a lower effective tax rate.

Nine Months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002 consolidated sales were $18.3 billion,

6 percent below prior year sales of $19.5 billion. Segment sales were $20.4 billion, $1.4 billion or 6 percent, below prior year. Both segment and consolidated sales were 6 percent below last year due to a 5 percent negative net impact due to acquisitions and divestitures, a 3 percent increase in volume, and a 4 percent negative impact from lower U.S. dollar selling prices.

Regional segment sales and related variances for the nine months ended

September 30, 2002, compared with the nine months ended September 30, 2001 are summarized below:

	Segment Sales		Percent Change Due To
	Year-to-Date (YTD) 2002 $ Billion	Percent Change versus YTD 2001	Local Price	Currency Effect	Volume	Portfolio Changes*

Worldwide	20.4	(6)	(4)	0	3	(5)
U.S.	9.8	(8)	(3)	0	2	(7)
Europe	5.3	(6)	(4)	1	1	(4)
Asia Pacific	3.3	1	(5)	(1)	8	(1)
Canada, Mexico, South America	2.0	(9)	(5)	(2)	2	(4)

*	Reflects the sale of DuPont Pharmaceuticals and selected polyester businesses, discontinuance of Benlate® and ammonia, and acquisition of Liqui-Box.

Form 10-Q

Year-to-date 2002 Other Income decreased 35 percent over 2001, from $521 million to

$337 million. This change is primarily due to increased net monetary asset positions in foreign currencies and a weakening U.S. dollar, which, when hedged, created pretax losses totaling $273 million in 2002 compared to $41 million in 2001. These pretax losses are largely offset by associated tax benefits. The year-to-date 2002 net exchange loss also includes a loss of $63 million resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine Pesos and moving from a preferential to a free-market exchange.

Year-to-date 2002 R&D expense decreased 28 percent from $1,288 million in 2001 to

$928 million in 2002, primarily due to the divestiture of DuPont Pharmaceuticals. Year-to-date 2002 pretax interest expense decreased 43 percent from $492 million in 2001 to $279 million in 2002, primarily due to lower debt levels and lower interest rates. These effects were somewhat offset by a second quarter 2002 charge of $21 million for the early retirement of $242 million of outstanding debentures.

For the nine months ended September 30, 2002, the company reported a net loss of

$1,453 million compared to net income of $424 million for the nine months ended September 30, 2001. Both periods include the cumulative effect of changes in accounting principles. Income before the cumulative effect of changes in accounting principles was $1,491 million and $413 million for the nine months ended September 30, 2002 and 2001, respectively. This resulted in earnings per share of $1.49 for 2002 compared to $.39 last year.

The total of one-time items for the nine months ended September 30, 2002 and 2001 by quarter are listed below:

	$ Million Pretax		$ Million After-Tax		$ Per Share

	2002	2001	2002	2001	2002	2001

1st Quarter	$(3,016)	$ (114)	$(3,017)	$ (72)	$(3.01)*	$(.07)**

2nd Quarter	(345)	(994)	(168)	(645)	(.17)	$(.62)

3rd Quarter	107	(56)	68	14.07		$ .01

Total	$(3,254)	$(1,164)	$(3,117)	$(703)	$(3.11)	$(.68)

*

In accordance with SFAS No. 142 - "Goodwill and Other Intangible Assets," first quarter 2002 includes a $2.94 per share noncash charge for the cumulative effect of change in accounting principle for impairment of goodwill.

**

In accordance with SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities," first quarter 2001 includes a $.01 per share noncash benefit for the cumulative effect of a change in accounting principle.

Net income before one-time items for the nine months ended September 30, 2002 was

$1,664 million versus $1,127 million in 2001.

2002 Restructuring Initiatives

A restructuring program was instituted within Textiles & Interiors in the second quarter

2002 to better align the business with accelerating structural changes to become more competitive and to respond to continued weakening economic conditions, particularly in the U.S. textile business. Under the program, the company will terminate approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities and shut down operating facilities principally due to transferring production to more cost effective facilities. A more detailed description of these activities is contained in Note (g) to the accompanying financial statements.

Form 10-Q

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

On October 30, 2002, the company announced actions aimed at improving the productivity of its Coatings & Color Technologies businesses through consolidating assets and optimizing processes. These actions will result in the reduction of approximately 650 positions worldwide. The company estimates that it will realize annual pretax savings of about $60 million as a result of these actions. About one-third of this benefit will be realized in 2003, with substantially all realized in 2004. The company expects to take a one-time restructuring charge of about $.04 per share in the fourth quarter of 2002.

(2)      Segment Results:

Segment sales discussed below include transfers and pro rata equity affiliate sales.

Segment ATOI does not include corporate expenses, interest, exchange gains (losses) and corporate minority interests. The following presents segment sales, ATOI and ATOI before one-time items for the three- and nine-month periods ended September 30, 2002 compared to the same periods in the prior year.

Agriculture & Nutrition - Sales for the third quarter of 2002 increased

12 percent over the third quarter of 2001 reflecting higher sales of crop production and food ingredient products as well as the acquisition of Liqui-Box. The company acquired all of the outstanding common shares of Liqui-Box Corporation effective May 31, 2002 for $272 million, net of cash acquired. Annual sales of Liqui-Box are approximately $150 million. Segment ATOI was a loss of $92 million versus a loss of $162 million in the third quarter 2001. Seasonal losses during this period were lower than those of the same period last year, improving ATOI before one-time items by $28 million, principally reflecting higher sales and lower fixed costs.

Year-to-date, sales increased 5 percent, principally reflecting 3 percent higher volume and 1 percent higher selling prices. ATOI for the nine months ended September 30 was $463 million in 2002 versus $135 million in 2001. ATOI before one-time items increased 53 percent over the prior year, reflecting higher sales and lower costs. Lower fixed costs in both the quarter and year-to-date were largely due to the required adoption of SFAS No. 142 that eliminated the amortization of goodwill and indefinite-lived intangibles.

Coatings & Color Technologies - Sales for the third quarter of 2002 increased

6 percent reflecting higher volumes in the motor vehicle-related businesses and a benefit from the weaker dollar. Prices for titanium dioxide products, although improving, remain below last year's levels. ATOI for the third quarter of 2002 was $170 million versus $112 million in prior year. ATOI before one-time items for the period was up $56 million, or 50 percent versus last year, reflecting higher volumes, improved pretax margins, and a lower effective tax rate.

Form 10-Q

Year-to-date, sales increased 1 percent reflecting 5 percent higher volume largely offset by 4 percent lower selling prices. ATOI for the nine months ended September 30 was $391 million in 2002 versus $322 million in 2001. ATOI before one-time items increased 5 percent over the prior year reflecting a lower effective tax rate. The benefit from higher sales volumes was largely offset by lower selling prices.

Electronic & Communication Technologies - Sales for the third quarter of

2002 grew 5 percent from a very weak third quarter last year. Volumes were up 9 percent partly offset by 4 percent lower prices. ATOI for the third quarter of 2002 was $67 million versus $51 million in the prior year. ATOI before one-time items increased 29 percent reflecting gradual improvement in selected markets with particular strength in Asia and a lower effective tax rate.

Year-to-date results were affected by considerable weakness in demand and downward pressure on prices as reflected in many of this segment's markets. Segment sales decreased 10 percent versus the prior year principally due to lower prices, with sales volume 1 percent below last year's depressed levels. ATOI for the nine months ended September 30 was $169 million in 2002 versus $241 million in 2001. ATOI before one-time items was down 28 percent, largely the result of lower selling prices.

Performance Materials - Sales increased 8 percent for the third quarter of 2002 versus last year, with 10 percent higher volume driven by continued strength in the automotive and packaging markets, partly offset by 2 percent lower selling prices. ATOI for the third quarter of 2002 was $180 million versus $58 million in the prior year. ATOI before one-time items increased $69 million, or 119 percent, reflecting higher volumes, lower raw material costs and a lower effective tax rate.

Year-to-date, sales increased 3 percent over the prior year reflecting 7 percent higher volume partly offset by 4 percent lower selling prices. ATOI for the nine months ended September 30 was $391 million in 2002 versus $170 million in 2001. ATOI before one-time items increased 68 percent over the prior year principally reflecting the benefit of higher sales volumes and improved margins.

Pharmaceuticals - ATOI was $72 million for the third quarter of 2002, reflecting

DuPont's share of earnings from Cozaar® / Hyzaar® .. Last year's third quarter earnings of $133 million reflected results from the final quarter of DuPont Pharmaceuticals operation before its divestiture on October 1, 2001. For the nine months ended September 30, ATOI was $195 million in 2002 versus $79 million in 2001.

Safety & Protection - Sales for the third quarter of 2002 decreased 1 percent versus last year. Sales volumes of nonwoven products continue to be strong but were essentially offset by sales declines in aramid products and last year's chemical product rationalization. ATOI for the third quarter of 2002 was $128 million versus $112 million in 2001. ATOI before one-time items improved 12 percent for the third quarter of 2002 versus the prior year due to strength in nonwovens and a lower effective tax rate.

Year-to-date, sales decreased 7 percent versus the prior year, principally reflecting 6 percent lower volume. ATOI for the nine months ended September 30 was $350 million in 2002 versus $340 million in 2001. ATOI before one-time items decreased 7 percent versus the prior year reflecting lower sales volumes partly offset by lower costs and a lower effective tax rate.

Form 10-Q

Textiles & Interiors - Sales for the third quarter of 2002 increased 2 percent versus last year as 7 percent volume growth was largely offset by lower selling prices. The volume increase was led by improvements in residential flooring, nylon textile, spandex and polyester filament products. ATOI for the third quarter of 2002 was $61 million ($60 million before one-time items) versus $10 million in 2001, when market conditions were at unprecedented lows. ATOI benefited from reduced fixed cost spending, lower raw material costs, and a lower effective tax rate.

Year-to-date, sales decreased 5 percent versus the prior year as higher volume was more than offset by lower selling prices. ATOI for the nine months ended September 30 was $28 million in 2002 versus a loss of $339 million in 2001. ATOI before one-time items increased 122 percent over the prior year reflecting the benefit of higher sales volumes, lower raw material costs and lower fixed costs.

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

(3)      Outlook:

DuPont expects economic growth to continue in the fourth quarter, but at a pace moderately below third quarter growth rates. The company expects U.S. automotive and housing markets to remain strong and consumer spending to hold up reasonably well. On the negative side, energy-related raw material costs are trending up at a time when selling price increases remain difficult to achieve.

Taking all of these factors into account, the company currently expects earnings per share for the fourth quarter of 2002 to be about $.30 per share, which includes the recently announced charge of about $.04 per share associated with productivity initiatives within the Coatings & Color Technologies segment. The company's earnings outlook for fourth quarter 2002 does not contemplate the occurrence of any other significant, infrequently occurring or unusual items. It should also be noted that continued volatility in the equities markets, a lower pace of economic growth, and the potential for political conflict may add risk to achieving this outlook. The fourth quarter 2002 operating outlook compares favorably to the company's performance during the fourth quarter of 2001 when it reported $3.82 earnings per share, which included a $3.72 per share gain associated with the sale of DuPont Pharmaceuticals.

(b)     Liquidity & Capital Resources

From December 31, 2001 to September 30, 2002, the company's consolidated net debt

(borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) increased approximately $2.3 billion from $1.0 billion to $3.3 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

Form 10-Q

2002
Dollars in millions

Net Debt - Beginning of Year	$ 966

Cash Provided by Operations	422
Purchases of Property, Plant and Equipment
and Investment in Affiliates	(957)
Net Payments for Businesses Acquired	(339)
Proceeds from Sales of Assets	166
Settlement Payments - Sale of DuPont Pharmaceuticals	(122)
Dividends Paid to Stockholders	(1,052)
Repurchases of Stock	(470)
Other	67

Total Increase in Net Debt	$(2,285)

Net Debt - September 30, 2002	$ 3,251

Cash provided by the company's operations totaled $422 million for the nine months ended

September 30, 2002. Working capital (excluding Cash and Cash Equivalents, Marketable Debt Securities, and Short-Term Borrowings and Capital Lease Obligations) increased $2.2 billion from December 31, 2001, to $4.6 billion. The nine-month change reflects a $1.3 billion decrease in taxes payable, which primarily relates to the tax payment that was made in the first quarter of 2002 attributable to the 2001 gain on the sale of DuPont Pharmaceuticals and an $848 million increase in trade receivables, which is due to the seasonality of the Agriculture & Nutrition segment.

Year-to-date purchases of property, plant and equipment and investments in affiliates were

$957 million. Total 2002 purchases of property, plant and equipment and investments in affiliates are not expected to exceed $1.6 billion.

Cash payments for businesses acquired for the nine months ended September 30, 2002 include

$272 million for the acquisition of Liqui-Box Corp in the second quarter and $35 million for the acquisition of Atofina's fluorinated telomers business in the third quarter. In addition, on November 6, 2002, the company completed its acquisition of ChemFirst, Inc. in a cash transaction valued at approximately $400 million.

Proceeds from the sales of assets total $166 million for the nine months ended September 30,

2002. This included $143 million from the sale of the company's global Clysar® shrink film business and manufacturing assets.

Dividends paid to stockholders during the nine months ended September 30, 2002 totaled

$1.1 billion. During the first quarter of 2002, the company purchased and retired $470 million of DuPont common stock, completing the DuPont common stock repurchase program that was approved by the Board of Directors in July 2000. The company's Board of Directors authorized an additional $2 billion share buyback plan in June 2001. Management has not established a timeline for beginning to purchase stock under this plan.

Form 10-Q

As discussed in the Management's Discussion and Analysis in the company's most recent

Annual Report on Form 10-K, the company had guaranteed certain financial obligations of Conoco totaling $960 million. During the first quarter of 2002, $693 million of these obligations had become nonrecourse, relieving the company of this portion of the guarantee.

In March 2002, the company implemented a commercial paper conduit financing program to reduce the financing costs of the receivables securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. The receivables securitization program and the synthetic lease program are fully described in the company's Annual Report on Form 10-K for the period ended December 31, 2001. The total value of assets under the synthetic lease program decreased $12 million from December 31, 2001, to $438 million, reflecting assets removed and sold. No changes have been made regarding the securitization program. The conduit issues notes secured by the receivable interests and the equipment and real estate under synthetic leases. In addition, the notes are backed by liquidity support. As of September 30, 2002, the company was committed to provide up to $232 million of such support.

On November 4, 2002, the company issued $800 million of notes from its existing shelf registration statement registered with the Securities and Exchange Commission (SEC) in order to take advantage of favorable market conditions and financing rates. The notes consist of $400 million of 3 3/8 percent notes due November 15, 2007, and $400 million of 4 3/4 percent notes due November 15, 2012. The company will use the net proceeds from the sale of the notes, which are expected to be approximately $795 million after payment of expenses related to the offering, for general corporate purposes, including reductions in short-term indebtedness and investments in marketable securities.

Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, acquisitions, dividend payments and satisfy contractual obligations and commitments, including unfunded long-term employee benefit obligations, for the foreseeable future.

(c)    Other Items

Acquisition of ChemFirst, Inc.

On November 6, 2002, DuPont completed its acquisition of ChemFirst Inc. in a cash merger transaction valued at approximately $400 million. ChemFirst shareholders received cash in the amount of $29.20 per share of ChemFirst stock pursuant to the merger agreement. With the completion of this transaction, DuPont becomes a leading supplier of integrated circuit fabrication materials, complementing its role as a leading global supplier of ceramic and organic (rigid and flex) packaging and circuit materials to the electronics industry.

ChemFirst's two semiconductor fabrication businesses will operate as EKC Technology and

Electronic Polymers, and its chemical intermediates unit will operate as First Chemical Corporation. EKC Technology and Electronic Polymers will be integrated into DuPont's Electronic & Communication Technologies segment and First Chemical Corporation will be integrated into DuPont's Safety & Protection segment.

ChemFirst had 2001 sales of $278 million. It has approximately 480 employees and primary manufacturing facilities in Pascagoula, Mississippi; Baytown, Texas; Dayton, Ohio; and Hayward, California, with operations in Scotland and Japan.

Form 10-Q

Pensions

The continued decline in the equities market, together with reductions in interest rates, may have an adverse impact on the company's pension expense and liabilities. While a measurement will not occur until year-end, it appears at this time that there may be a significant increase in pension expense reflected in the company's 2003 income statement. In addition, at year-end the company may need to record a significant noncash adjustment to Stockholders' Equity to write-off a prepaid pension asset and record a minimum pension liability triggered by a decline in the fair market value of plan assets. Given the unusually high volatility of the equities market this year, it is difficult at this time to determine whether an equity adjustment will be required. The company currently does not expect to be required to make a cash contribution to its principal U.S. pension plan in 2003.

Other Postretirement Benefits

On October 16, 2002, the company announced that it redesigned its U.S. health care plan to allow the company to continue to provide a fully competitive benefit offering to both employees and retirees. U.S. health care costs have been increasing at double-digit annual rates, and DuPont currently spends approximately $600 million annually on U.S. employee and retiree health care plans, two-thirds of which relate to retiree plans. The company will continue to provide health care coverage to retirees and survivors but will establish limits on the company's portion of the cost of coverage. These limits will not become effective before 2007. These changes will result in lower expense accruals for other postretirement benefits in 2003.

New Accounting Standards

In 2001 the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for

Asset Retirement Obligations." The company will adopt SFAS No. 143 on January 1, 2003. The provisions require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. Based on the company's evaluation to-date, the adoption of SFAS No. 143 is expected to result in a charge of approximately $.03 per share that will be reported as the cumulative effect of a change in accounting principle.

Accounting For Stock-Based Compensation

On November 5, 2002, the company announced that it plans to begin expensing stock options granted to employees after January 1, 2003, using the guidelines of SFAS No. 123, "Accounting for Stock-Based Compensation." Under historical grant levels and current valuation assumptions, the resulting increase in noncash expense is expected to reduce the company's earnings per share by approximately $.03 in 2003. This impact will grow to about $.09 per share by 2005 and then stabilize.

Purchased In-Process Research and Development

No significant changes occurred during the third quarter 2002 with respect to in-process research and development projects related to the company's acquisitions in prior years.

Sarbanes-Oxley Act of 2002

In the summer of 2002, the Sarbanes-Oxley Act (the Act) of 2002 was enacted into law.

The goals of the Act are to increase corporate responsibility, provide enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Among other mandates, the Act

Form 10-Q

establishes new disclosure requirements and corporate governance rules. While some of these mandates were made effective when the Act was adopted, others require the SEC to take action before they will become effective. DuPont has taken steps to ensure that it complies with the portions of the Act that are already in effect as well as to prepare for those which will become effective in the future. DuPont will continue to monitor all developments in the securities laws, including those imposed by the Act, and will comply with such regulations as mandated.

The Act will require the company's Audit Committee to pre-approve all audit and non-audit services performed by the company's independent accountant. Furthermore, the company will be required to disclose in its periodic reports the approval by the Audit Committee of non-audit services to be performed by its independent accountant. DuPont's Audit Committee has reviewed the nature of all significant audit and non-audit services which are currently performed by PricewaterhouseCoopers LLP (PwC), its independent accountant.

Item 4.     CONTROLS AND PROCEDURES

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-

Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rules 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company's most recent evaluation.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

In 1991, DuPont began receiving claims related to Benlate® 50 DF fungicide. Information related to these matters is included within Note (m) to the financial statements.

Environmental Proceedings

On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, KY fluoroproducts facility. This release lasted about forty minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. The Department of Justice (DOJ) proposed a settlement prior to filing its action for $1.7 million. Subsequently, by letter dated July 13, 1999, the DOJ provided "formal notice" to DuPont that, due to the May 1997 HF release, the DOJ intended to bring a "federal court action" against DuPont under the CAA Section 112(r) -- General Duty Clause. DuPont contested the proposed $1.7 million fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident. DuPont presented a settlement offer to the DOJ and Environmental Protection Agency (EPA) in December 2000. DuPont has recently reached an agreement with DOJ and EPA to settle this matter for $1,102,000. This

Form 10-Q

settlement consists of $552,000 in supplemental environmental projects supporting local Louisville governmental and nongovernmental environmental agencies and $550,000 as a cash penalty. The DOJ has prepared a Consent Decree and Complaint that DuPont is currently reviewing. Settlement is expected to be completed in the fourth quarter of 2002.

The West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Order in November of 2001 that requires sampling, analyses and the development of screening levels for the surfactant ammonium perfluorooctanoate, or APFO, used by DuPont's Washington Works plant in Wood County, West Virginia. The Order requires that DuPont investigate the levels of APFO in the local environment and drinking water and fund a study by toxicologists, supervised by the WVDEP, to determine acceptable levels of APFO in the environment and drinking water. Through this process, a screening level of 150 micrograms of APFO per liter of drinking water was established in May 2002. None of the local sources of drinking water has tested to contain APFO micrograms near the screening level. In August 2002, the WVDEP issued the Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report. It affirmed the 150 micrograms screening level for drinking water and indicated a soil screening level of 240 parts per million. It further provided a screening level of 1 microgram per cubic meter for air, as based upon the inhalation reference concentration. The WVDEP is expected to issue guidance on the implementation of the air screening level. Unless DuPont violates its terms, the Multimedia Order does not call for sanctions. The cost of the DuPont activities pursuant to the Order is likely to exceed $1 million. DuPont has completed approximately 75% of the work required by the Order.

Recent sampling across the Ohio River has disclosed APFO levels in groundwater and drinking water in Ohio. These results were shared with the Ohio EPA. Although the MultiMedia Order does not apply in Ohio, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Consent Order with the U. S. Environmental Protection Agency in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the MultiMedia Order. However, now that the screening level has been established, it is unlikely that DuPont will be required to provide alternative drinking water to anyone under the SDWA Order since the levels of APFO in drinking water tested to date are well below the screening level. Despite this fact, a class action has been filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health affects from exposure to APFO in drinking water. The class has been defined as anyone who has consumed drinking water affected by APFO from operation of the Washington Works Plant, which could includes tens of thousands of people. DuPont does not believe that consumption of drinking water with low levels of APFO has caused or will cause deleterious health affects and intends to defend itself vigorously.

The San Joaquin Valley Unified Air Pollution Control District has recently filed a complaint in California Superior Court for the County of Fresno. The complaint alleges that DuPont distributed noncompliant automotive refinish coatings for sale throughout the year of 1999 in violation of District Rule 4602. The District is seeking a permanent injunction against future sales and civil penalties of $75,000 per day. District Rule 4602 permits the sale of "noncompliant" coatings within the District as long as the coatings are clearly labeled as noncompliant and are used only in districts in which the coatings would be deemed compliant. DuPont labeled its coatings in compliance with District Rule 4602 and provided educational material about the District Rule to coatings users. DuPont intends to vigorously defend itself in this action.

Form 10-Q

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 39 and 40.

(b)     Reports on Form 8-K

1.

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

2.

On August 8, 2002, a Current Report on 8-K, pursuant to Regulation FD, was filed. Under Item 9, "Regulation FD Disclosure," the registrant filed a news release, dated August 8, 2002, entitled "DuPont Executive Officers File Certification Letter With The Securities And Exchange Commission."

3.

On October 4, 2002, a Current Report on 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069 and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated October 3, 2002, entitled "DuPont Announces Improved Outlook For Third Quarter Earnings."

4.

On October 23, 2002, a Current Report on 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated October 23, 2002, entitled "DuPont Reports Third Quarter 2002 Earnings."

Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: November 13, 2002

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of E. I. du Pont de Nemours and Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of E. I. du Pont de Nemours and Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

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

10.9*	Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.1 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Company's Bicentennial Corporate Sharing Plan adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to
Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as
last amended January 23, 2002 (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Nine Months	Years Ended December 31
	Ended
	September 30, 2002	2001	2000	1999	1998	1997

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Change In
Accounting Principle	$1,491	$4,328(a)	$2,314	$ 219	$1,648	$1,432
Provision for Income Taxes	368	2,467	1,072	1,410	941	1,354
Minority Interests in Earnings of
Consolidated Subsidiaries	73	49	61	61	24	43
Adjustment for Companies Accounted
for by the Equity Method	19	93	(109)	33	(39)	936(b)
Capitalized Interest	(35)	(62)	(69)	(107)	(120)	(80)
Amortization of Capitalized Interest	45	61	65	88(c)	65(c)	82 (c)

	1,961	6,936	3,334	1,704	2,519	3,767

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	279	590	810	535	520	389
Discontinued Operations(d)	-	-	-	180	304	252
Capitalized Interest -
Continuing Operations	35	62	69	107	120	80
Discontinued Operations(d)	-	-	-	3	78	90
Rental Expense Representative of
Interest Factor	58	78	70	66	71	83

	372	730	949	891	1,093	894

Total Adjusted Earnings Available for
Payment of Fixed Charges	$2,333	$7,666	$4,283	$2,595	$3,612	$4,661

Number of Times Fixed Charges Earned	6.3	10.5	4.5	2.9	3.3	5.2

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of Purchased In-Process Research and Development associated with acquisition of 20% interest in Pioneer Hi-Bred International, Inc.
(c)	Includes write-off of capitalized interest associated with divested businesses.
(d)	Divestiture of Conoco Inc. was completed August 6, 1999.

Form 10-Q

Exhibit 99.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
November 13, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Form 10-Q

Exhibit 99.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
November 13, 2002

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.