Form 10-K
period 2002-12-31
DUPONT E I DE NEMOURS & CO
filed 2003-02-28
CIK 30554

2002
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NUMBER 1-815

                                   ----------

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

                               TITLE OF EACH CLASS
                               -------------------
                          Common Stock ($.30 par value)
                                 Preferred Stock
                         (without par value-cumulative)
                                  $4.50 Series
                                  $3.50 Series
       NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.
                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [y] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT). YES [y] NO [ ]

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (EXCLUDES OUTSTANDING SHARES BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS AND TREASURY SHARES) AS OF JANUARY 31, 2003, WAS APPROXIMATELY $37.0 BILLION.

     AS OF JANUARY 31, 2003, 994,710,182 SHARES (EXCLUDES 87,041,427 SHARES OF TREASURY STOCK) OF THE COMPANY'S COMMON STOCK, $.30 PAR VALUE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
  (SPECIFIC PAGES INCORPORATED ARE INDICATED UNDER THE APPLICABLE ITEM HEREIN):


                                                                    INCORPORATED
                                                                    BY REFERENCE
                                                                     IN PART NO.
                                                                    ------------
The company's Proxy Statement in connection with the
  Annual Meeting of Stockholders to be held on April 30, 2003 ......    III

================================================================================

                      E. I. du Pont de Nemours and Company

                                   FORM 10-K

                                TABLE OF CONTENTS


The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority-owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

--------------------------------------------------------------------------------
                                                                            PAGE
--------------------------------------------------------------------------------
PART I
     Forward-Looking Statements                                                3
     Item 1.   Business                                                        4
     Item 2.   Properties                                                      7
     Item 3.   Legal Proceedings                                               8
     Item 4.   Submission of Matters to a Vote of Security Holders            11
               Executive Officers of the Registrant                           11
--------------------------------------------------------------------------------
PART II
     Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters                                    12
     Item 6.   Selected Financial Data                                        13
     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  14
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     41
     Item 8.   Financial Statements and Supplementary Data                    42
     Item 9.   Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure                         42
--------------------------------------------------------------------------------
PART III
     Item 10.  Directors and Executive Officers of the Registrant             43
     Item 11.  Executive Compensation                                         43
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                 43
     Item 13.  Certain Relationships and Related Transactions                 44
     Item 14.  Controls and Procedures                                        44
--------------------------------------------------------------------------------
PART IV
     Item 15.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                        44
--------------------------------------------------------------------------------
SIGNATURES                                                                    46
CERTIFICATIONS                                                                47
================================================================================

                       NOTE ON INCORPORATION BY REFERENCE

     Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2003 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A.

                                     Part I

CAUTIONARY STATEMENTS UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

   FORWARD-LOOKING STATEMENTS

This report, including "Management's Discussion and Analysis" in Item 7, contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

   o The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales inside the United States and about half from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) in those countries could affect the company's revenues, expenses and results of operations.

   o The company's growth objectives are largely dependent on its ability to renew its pipeline of new products and services and to bring those products and services to market. This ability may be adversely affected by difficulties or delays in product development such as the inability to: identify viable new products; successfully complete research and development; obtain relevant regulatory approvals; obtain adequate intellectual property protection; or gain market acceptance of the new products and services.

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

   o To a significant degree, results in the company's Agriculture & Nutrition segment reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the United States occur in the first half of the year. In addition, demand for products produced in these segments may be affected by market acceptance of genetically enhanced products.

   o The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also, there can be no assurance that any estimated cost savings from such activities will be realized.

   o The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs)

                                     Part I


     at multiparty sites, and the number and financial viability of other PRPs.

   o The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims.

The foregoing list of important factors is not all inclusive, or necessarily in order of importance.

ITEM 1. BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including high-performance materials, synthetic fibers, electronics, specialty chemicals, agriculture and biotechnology. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, textile, construction, motor vehicle, agricultural, home furnishings, medical, packaging, electronics, and the nutrition and health markets. Total worldwide employment at year-end 2002 was about 79,000 people.

In 2002, the company strategically realigned its businesses into five market- and technology-focused growth platforms and created DuPont Textiles & Interiors
(DTI), with the intent to separate DTI from the company by year-end 2003, market conditions permitting. The growth platforms are: Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. These growth platforms are designed to address large, attractive market spaces that allow the company to leverage its science and technology, products and brands, market access, and global reach to bring innovative solutions to specific arenas. The growth platforms, together with Textiles & Interiors and Pharmaceuticals, comprise the company's seven reportable segments. The company's nonaligned and embryonic businesses are grouped under Other.

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar(R) (losartan potassium) and Hyzaar(R) (losartan potassium, hydrochlorothiazide) brands. These antihypertensive drugs were discovered by DuPont and developed in collaboration with Merck & Co. DuPont has exclusively licensed marketing rights for Cozaar(R) and Hyzaar(R) to Merck. In conjunction with the sale of DuPont Pharmaceuticals, Bristol-Myers Squibb continues to manufacture Cozaar(R) and Hyzaar(R) for DuPont. Effective with fourth quarter 2001 results, the Pharmaceuticals segment reflects only DuPont's share of the financial results of this ongoing collaboration.

The following information describing the business of the company can be found on the indicated pages of this report:

--------------------------------------------------------------------------------
                         ITEM                                         PAGE(S)
--------------------------------------------------------------------------------
SEGMENT REVIEWS:
   Business Discussions, Principal Products and
      Principal Markets
      Introduction                                                      20
      Agriculture & Nutrition                                          20-23
      Coatings & Color Technologies                                    23-24
      Electronic & Communication Technologies                          24-26
      Performance Materials                                            26-28
      Pharmaceuticals                                                   28
      Safety & Protection                                              29-30
      Textiles & Interiors                                             30-33
      Other                                                             33
--------------------------------------------------------------------------------
   Total Segment Sales, Transfers, After-Tax Operating
      Income, and Segment Net Assets
      for 2002, 2001, and 2000                                         F-35
--------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION:
   Net Sales and Net Property for 2002, 2001, and 2000                 F-34
--------------------------------------------------------------------------------

The company and its subsidiaries have operations in about 75 countries worldwide and, as a result, about 50 percent of consolidated net sales are made to customers outside the United States. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company.


SOURCES OF SUPPLY

The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To assure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

Excluding Pioneer Hi-Bred International Inc. and the nutrition and health businesses, which are part of the Agriculture & Nutrition segment, a substantial portion of the production and sales in the segments' businesses is dependent upon the availability of hydrocarbon feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major petrochemical companies. DuPont participates in a joint venture with Equistar Chemicals, LP, which manufactures and supplies a

                                     Part I
significant portion of the company's requirements for ethylene glycol, a hydrocarbon feedstock.

Pioneer, which is in the hybrid seed industry, has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, Pioneer generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. Pioneer believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels. The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the company can engage in seed production year-round. Production in the nutrition and health businesses is primarily dependent upon the availability of soy flake, which is readily available from many sources.

The major purchased commodities, raw materials, and supplies for the company's reportable segments in 2002 include the following:

   AGRICULTURE & NUTRITION:

     acetaldoxime; carbamic acid related intermediates; polyethylene; soy flake; 5-choroindanone, methylester

   COATINGS & COLOR TECHNOLOGIES:

     butyl acetate; chlorine; coke; HDI based poly alaphatic isocyanates; industrial gases (O2/N2); ore; pigments

   ELECTRONIC & COMMUNICATION TECHNOLOGIES:

     asaprene; chloroform; fluorspar; hydrofluoric acid; kraton; oxydianiline; perchloroethylene; polyester; polyethylene; pyromellitic dianhydride

   PERFORMANCE MATERIALS:

     butanediol; ethane; fiberglass; methacrylic acid; methanol; natural gas; paraxylene

   SAFETY & PROTECTION:

     ammonia; high density polyethylene; isophthalic acid; isophthaloyl chloride; metaphenylenediamine; methanol; paraphenylenediamine; polyester fiber; polypropylene; propylene; terephthaloyl chloride; wood pulp

  TEXTILES & INTERIORS:

     acetylene; adipic acid; ammonia; butadiene; cyclohexane; natural gas; paraxylene; terephthalic acid

In addition, during 2002, the company consumed substantial amounts of electricity and natural gas for energy.

DuPont has contracted with Computer Sciences Corporation (CSC) and Accenture LLP to provide certain services for the company. CSC operates a majority of the company's global information systems and technology infrastructures and provides selected applications and software services. Accenture LLP provides enterprise resource planning solutions designed to enhance the company's manufacturing, marketing, distribution and customer service.

PATENTS AND TRADEMARKS

The company believes that its patent and trademark estate provides an important competitive advantage and has established a global network of attorneys and licensing professionals to procure, maintain and protect its estate.

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company's significant research program and the proprietary goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 21,000 worldwide patents and approximately 14,000 worldwide patent applications. In 2002, the company was granted almost 400 U.S. patents and about 2,000 international patents. The company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole and, to varying degrees, important to each reportable segment.

For discussion related to the importance of patents to Pharmaceuticals, see the segment review on page 28 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of

                                     Part I
various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology, are important to the Pioneer business and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer's ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others, and where appropriate, obtaining licenses to important technologies on commercially reasonable terms.

The company has over 2,000 unique trademarks for its products and services and has over 22,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has a number of trademarks that have significant recognition at the consumer retail level, including DuPont(TM) and the DuPont Oval; Lycra(R) brand premium stretch fibers; Stainmaster(R) carpets; Teflon(R) fluoropolymers, films, fabric protectors, fibers, and dispersions; Corian(R) surfaces; Cordura(R) nylon; Coolmax(R) fibers; Tactel(R) nylon; Tyvek(R) and Kevlar(R) brands protective material; and Pioneer(R) brand seeds. The company is actively pursuing licensing opportunities for selected trademarks. For example, the Teflon(R) trademark has been extended through brand licensing to personal care products, automotive car care products, automotive wiper blades, eye glass lenses and home care products. In addition, selected licensing opportunities are being pursued for the DuPont(TM) brand.

SEASONALITY

Sales of the company's products in Agriculture & Nutrition, and to a certain extent, Coatings & Color Technologies and Textiles & Interiors, are affected by seasonality. Agriculture & Nutrition's performance is strongest in the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year, and due to the seasonal nature of the seed business, Pioneer's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter. Coatings & Color Technologies' sales reflect seasonal patterns related to motor vehicle builds and after-market refinishing. Textiles & Interiors' flooring businesses are somewhat affected by the seasonality of the construction industry, which experiences its highest level of activity during the summer months.

In general, businesses in the remaining segments are not materially affected by seasonal factors.

MARKETING

With the exception of the Pioneer business, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. In North America, the majority of Pioneer(R) brand seed is marketed through independent sales representatives. In areas outside the traditional corn belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors.

MAJOR CUSTOMERS

The company's sales are not materially dependent on a single customer or small group of customers. Textiles & Interiors and Coatings & Color Technologies, however, have several large customers in their respective industries that are important to these segments' operating results.

COMPETITION

The company's businesses compete on a variety of factors such as price, product quality and performance or specifications, continuity of supply, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided.

Principal competitors include major chemical companies based in the United States, Europe and Asia, principally Japan, China and Korea. In the aggregate, competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms, as well as those with partially or fully integrated petrochemical operations.

In addition to providing crop protection products, Agriculture & Nutrition also sells hybrid seeds through Pioneer, principally for the global production of corn and soybeans, and thus directly competes with other hybrid seed suppliers. Agriculture & Nutrition also provides food safety equipment and soy-based

                                     Part I
food ingredients in competition with other major grain and food processors.

RESEARCH AND DEVELOPMENT

The company conducts research in the United States at over 40 sites in 19 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is centralized in the Wilmington, Delaware region at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research to assure the safe manufacture and use of products.

Within Agriculture & Nutrition, Pioneer, which has its largest center in Johnston, Iowa carries out research to develop hybrids of corn, canola, sorghum and sunflower, and varieties of soybean, alfalfa, wheat, and canola for worldwide markets. Hybrids and varieties are developed at primary research locations and tested at many other locations. Also included in Agriculture & Nutrition is DuPont Protein Technologies, which has its largest research center in St. Louis, Missouri. Health benefits studies are advanced in cooperation with several universities across the globe, and product and application development is managed in technical centers located in England and Russia.

DuPont, reflecting the company's global interests, operates a number of additional research facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, the Netherlands, Spain, and Switzerland.

The objectives of the company's research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. The future of the company is not dependent upon the outcome of any specific research program.

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy as provided by the Corporate Growth Council. All research and development activities are administered by senior research and development management, with guidance from the appropriate Corporate Technology Director, to ensure consistency with the business and corporate strategy.

Additional information with respect to research and development, including the estimated amount spent during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis on page 17 of this report.

ENVIRONMENTAL MATTERS

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on pages 9-11, (2) Management's Discussion and Analysis on pages 39-41, and (3) Notes 1 and 23 to the Consolidated Financial Statements on pages F-8 and F-25, respectively.

ITEM 2. PROPERTIES

The company owns and operates manufacturing, processing, production, marketing, and research and development facilities worldwide.

DuPont's corporate headquarters is located in Wilmington, Delaware. In addition, the company operates sales offices, regional purchasing offices, distribution centers, and various other specialized service locations.

Information regarding research and development facilities is incorporated by reference to Item 1, Business - Research and Development. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 13 and 23 to the company's Consolidated Financial Statements on pages F-17 and F-23 of this report, respectively.

                                     Part I

The company's investment in property, plant and equipment in the United States and Puerto Rico related to operations is located at over 100 major sites, some of which are as follows:

TEXAS                          DELAWARE                      VIRGINIA
--------------------------------------------------------------------------------
Bayport                        Edge Moor                     Front Royal
Beaumont                       Newark                        Hopewell
Corpus Christi                 Seaford                       Richmond
LaPorte                        Wilmington                    Waynesboro
Orange
Victoria

WEST VIRGINIA                  TENNESSEE                     NORTH CAROLINA
--------------------------------------------------------------------------------
Belle                          Chattanooga                   Fayetteville
Martinsburg                    Memphis                       Kinston
Parkersburg                    New Johnsonville              Research
                               Old Hickory                      Triangle Park

NEW JERSEY                     SOUTH CAROLINA                NEW YORK
--------------------------------------------------------------------------------
Deepwater                      Camden                        Buffalo
Parlin                         Charleston                    Niagara Falls
                               Florence

MICHIGAN                       IOWA                          PUERTO RICO
--------------------------------------------------------------------------------
Mt. Clemens                    Fort Madison                  Manati
Troy                           Johnston


Property, plant and equipment outside the United States and Puerto Rico is also located at over 100 major sites, principally in the United Kingdom, Canada, Germany, the Netherlands, Taiwan, Spain, Singapore, Luxembourg, France, Mexico, Brazil, Belgium, China, Argentina, Japan and the Republic of Korea.

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 81 percent in 2002, 78 percent in 2001 and 81 percent in 2000. Properties are primarily directly owned by the company. However, certain properties are leased, including those that are part of the company's synthetic lease program (see page F-23 of this report). In addition, certain properties of the company provide security related to the company's minority interest structures (see page F-21 of the report). Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.


ITEM 3. LEGAL PROCEEDINGS

LITIGATION

BENLATE(R)

In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. As indicated in the table below, DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement.

--------------------------------------------------------------------------------
                                               Status of Cases
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                         2002       2001        2000
--------------------------------------------------------------------------------
Filed                                       2         10         19
Resolved                                    5         16         45
Pending, as of December 31                 104        107         113
================================================================================

Twenty of the 104 cases pending against the company at December 31, 2002, were filed by growers who allege plant damage from using Benlate(R) 50 DF and, in some cases, Benlate(R) WP. Fifty of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Five of the pending cases include claims for alleged personal injuries arising from exposure to Benlate(R) 50 DF and/or Benlate(R) WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate(R) OD. Finally, one of the cases pending is a securities fraud class action.

In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the approximate amount of $29 million. The judgment was later reduced to $26 million; DuPont has appealed. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, DuPont has not established a reserve for this matter. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

Certain plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate(R) 50 DF claims. In January 2003, the company settled nine cases, involving twenty plaintiffs, that had been pending in state court in Florida (the table above does not

                                     Part I
reflect these settlements). These cases alleged that the company and its counsel had committed fraud and misconduct in connection with the settlement of these plaintiffs' claims in 1996. The company believes that by settling these lawsuits, it has resolved the most significant of the reopener cases that would have involved claims for punitive damages. In the reopener cases still pending after January 2003, the Florida federal court dismissed the lead case of the twenty-eight reopener cases pending before it. Plaintiffs have appealed. The other thirteen reopener cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently five cases involving allegations that Benlate(R) caused birth defects to children exposed in utero. One case was tried in Florida, which resulted in a $4 million verdict against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The plaintiffs have appealed to the Florida Supreme Court. The federal court in West Virginia dismissed another case on the same grounds of insufficient scientific support for causation. It has been appealed to the Fourth Circuit Court of Appeals. Six of the eight plaintiffs in the remaining three cases were dismissed as their cases were not timely filed. Two of these cases have been appealed to the Delaware Supreme Court. The remaining case is scheduled for trial in Delaware in June 2003.

The twenty-eight cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate(R) OD that was applied to banana plantations in Ecuador ran-off and was deposited in the plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 million in each case. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate(R) OD. The company has appealed both cases. DuPont has not established an accrual for either case because the company has concluded that it is not probable that the adverse judgments ultimately will be upheld. The twenty-six untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on this appeal took place at the intermediate appellate court in October 2002.

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiffs in this case allege that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery has concluded. Trial is set for June 2003.

DuPont believes that Benlate(R) did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. To date, DuPont has incurred costs and expenses of approximately $1.7 billion associated with these matters, of which approximately $200 million has been recovered through insurance. The company has established reserves in its financial statements to cover estimated future costs. During fourth quarter 2002, the company recorded a charge of $80 million to increase its litigation reserves for Benlate(R). While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

ENVIRONMENTAL PROCEEDINGS

HYDROGEN FLUORIDE RELEASE

On May 19, 1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky fluoroproducts facility. This release lasted about forty minutes. There were no on-site injuries, and only one person off-site reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. The Department of Justice (DOJ) proposed a settlement prior to filing its action for $1,700,000. Subsequently, by letter dated July 13, 1999, the DOJ provided formal notice to DuPont, that due to the May 1997 HF release, the DOJ intended to bring a federal court action against DuPont under the Clean Air Act Section 112(r) - General Duty Clause. DuPont contested the proposed $1,700,000 fine as excessive and unreasonable because there was no environmental harm or human health

                                     Part I
impacts associated with the May 1997 incident. DuPont presented a settlement offer to the DOJ and the Environmental Protection Agency (EPA) in December 2000. DuPont has reached an agreement with DOJ and EPA to settle this matter for $1,102,000. This settlement consists of $552,000 in supplemental environmental projects supporting local Louisville governmental and nongovernmental environmental agencies and $550,000 as a cash penalty. The DOJ has prepared a Consent Decree and Complaint that DuPont is currently reviewing. Settlement is expected to be completed sometime in the second quarter of 2003.

GRAND CAL/INDIANA HARBOR SYSTEM

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

AMMONIUM PERFLUOROOCTANATE (APFO)

The West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Order in November of 2001 that required sampling, analyses and the development of screening levels for the surfactant ammonium perfluorooctanoate, or APFO, used by DuPont's Washington Works plant in Wood County, West Virginia. The Order required that DuPont investigate the levels of APFO in the local environment and drinking water and fund a study by toxicologists, supervised by the WVDEP, to determine acceptable levels of APFO in the environment and drinking water. Through this process, a screening level of 150 micrograms of APFO per liter of drinking water was established in May 2002. None of the local sources of drinking water has tested near the screening level.

In August 2002, the WVDEP issued the Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report. It affirmed the 150 micrograms screening level for drinking water and a soil screening level of 240 parts per million. It further provided a screening level of 1 microgram per cubic meter for air, as based upon the inhalation reference concentration. The WVDEP is expected to issue guidance on the implementation of the air screening level. Unless DuPont violates its terms, the Multimedia Order does not call for sanctions. The cost of the DuPont activities pursuant to the Order is likely to exceed $3 million. DuPont has completed more than 75 percent of the work required by the Order.

Sampling across the Ohio River has disclosed APFO levels in groundwater and drinking water in Ohio, and these results were shared with the Ohio EPA. Although the MultiMedia Order does not apply in Ohio, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with the U. S. Environmental Protection Agency in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed the screening levels established under the MultiMedia Order. Since the screening level has been established, it is unlikely that DuPont will be required to provide alternative drinking water to anyone under the SDWC Order since the levels of APFO in drinking water tested to date are well below the screening level. During the fourth quarter of 2002, the U.S. EPA announced that it would conduct a hazard assessment of APFO.

A class action has been filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has, or may suffer, deleterious health affects from exposure to APFO in drinking water. The class has been defined as anyone who has consumed drinking water affected by APFO from operation of the Washington Works Plant, which could include tens of thousands of people. DuPont does not believe that consumption of drinking water with low levels of APFO has caused, or will cause, deleterious health affects. Trial has been scheduled for the third quarter of 2003; DuPont intends to defend itself vigorously.

AUTOMOTIVE REFINISH

The San Joaquin Valley Unified Air Pollution Control District has recently filed a complaint in California Superior Court for the County of Fresno. The complaint alleges that DuPont dis-

                                     Part I
tributed non-compliant automotive refinish coatings for sale throughout the year of 1999 in violation of District Rule 4602. The District is seeking a permanent injunction against future sales and civil penalties of $75,000 per day. District Rule 4602 permits the sale of "non-compliant" coatings within the District as long as the coatings are clearly labeled as non-compliant and are used only in districts in which the coatings would be deemed compliant. DuPont labeled its coatings in compliance with District Rule 4602 and provided educational material about the District Rule to coatings users. DuPont intends to vigorously defend itself in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of February 28, 2003, of the company's executive officers. These officers serve as members of the company's Office of the Chief Executive.

--------------------------------------------------------------------------------
                                                                   Executive
                                                                    Officer
                                                         Age         Since
--------------------------------------------------------------------------------
CHAIRMAN OF THE BOARD OF DIRECTORS AND
   CHIEF EXECUTIVE OFFICER:
   Charles O. Holliday, Jr.*                             54          1992
--------------------------------------------------------------------------------
OTHER EXECUTIVE OFFICERS:
   Thomas M. Connelly, Jr., Senior
      Vice President and Chief
      Science and Technology Officer                     50          2000
   Richard R. Goodmanson, Executive
      Vice President and Chief
      Operating Officer                                  55          1999
   John C. Hodgson, Executive
      Vice President                                     59          2002
   Stacey J. Mobley, Senior Vice
      President and Chief
      Administrative Officer and
      General Counsel                                    57          1992
   Gary M. Pfeiffer, Senior Vice
      President and Chief Financial Officer              53          1997
   Dennis Zeleny, Senior Vice President -
      Global Human Resources                             47          2001
================================================================================
*  Member of the Board of Directors.


The company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed.

Charles O. Holliday, Jr. joined DuPont in 1970 and has advanced through various manufacturing and supervisory assignments to product planning and marketing positions. He is a former president, executive vice president, president and chairman - DuPont Asia Pacific. Mr. Holliday became an executive officer in 1992 when he was appointed Senior Vice President. he became Chief Executive Officer on February 1, 1998 and Chairman of the Board of Directors on January 1, 1999.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as vice president and general manager - DuPont Fluoroproducts from 1999 until September 1, 2000, when he was named to his current position.

Richard R. Goodmanson joined DuPont in 1999 as Executive Vice President and Chief Operating Officer. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992-1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

John C. Hodgson joined DuPont in 1966. Since then, Mr. Hodgson has held various sales and product management positions and has served in several business director roles. In 1996, he was named vice president and general manager of Photopolymer & Electronic Materials. Prior to his promotion to Executive Vice President, with responsibility for the company's five newly formed growth platforms, Mr. Hodgson served as group vice president and general manager - DuPont iTechnologies from February 2000 until he was named to his current position in February 2002.

Stacey J. Mobley joined DuPont's legal department in 1972. He was named director of Federal Affairs in the company's Washington, D.C. office in 1983 and was promoted to vice president - Federal Affairs in 1986. He returned to the company's Wilmington, Delaware headquarters in March 1992 as vice president - Communications in External Affairs and was promoted to Senior Vice President in May 1992. He was named Chief Administrative Officer in May 1999 and General Counsel in November 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS--CONTINUED


Gary M. Pfeiffer joined DuPont in 1974 and has held a succession of tax and financial and business analysis positions. Mr. Pfeiffer has also served in several director roles and prior to his promotion to Senior Vice President and Chief Financial Officer, Mr. Pfeiffer served as vice president and general manager, DuPont Nylon - North America from 1994 until October 1997.

Dennis Zeleny joined DuPont in 2001 as Senior Vice President - Global Human Resources. Prior to joining DuPont, Mr. Zeleny was vice president, Worldwide Human Resources for Honeywell, a position he held since 2000, following the merger of Allied Signal with Honeywell. From 1995 to 2000, Mr. Zeleny served as vice president, human resources, in several capacities for Allied Signal, and from 1978 to 1995, Mr. Zeleny held a number of human resources positions at PepsiCo.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 116,340 at December 31, 2002, and 115,126 at January 31, 2003.

Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter of 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid on or about March 14, June 12, September 12 and December 14. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is EquiServe Trust Company N.A.

The company's quarterly high and low trading stock prices and dividends for 2002 and 2001 are shown below.

--------------------------------------------------------------------------------

QUARTERLY HIGH/LOW
MARKET PRICES OF                 Market Prices                  Per Share
COMMON STOCK                -----------------------             Dividend
                              High            Low               Declared
--------------------------------------------------------------------------------
2002
First Quarter                $49.80         $39.79                $.35
Second Quarter                48.40          41.75                 .35
Third Quarter                 45.75          35.02                 .35
Fourth Quarter                45.30          36.00                 .35
--------------------------------------------------------------------------------
2001
First Quarter                $49.56         $39.86                $.35
Second Quarter                49.88          40.00                 .35
Third Quarter                 48.93          32.64                 .35
Fourth Quarter                45.75          36.28                 .35
================================================================================

                                     Part II


ITEM 6. SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE)                         2002             2001            2000         1999         1998
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS(1)
Net sales                                                     $24,006          $24,726         $28,268      $26,918      $24,767
Income from continuing operations before
   income taxes and minority interests                        $ 2,124          $ 6,844         $ 3,447      $ 1,690      $ 2,613
Provision for income taxes                                    $   185          $ 2,467         $ 1,072      $ 1,410      $   941
Income from continuing operations before cumulative
   effect of changes in accounting principles                 $ 1,841          $ 4,328         $ 2,314      $   219      $ 1,648
Income from discontinued operations                           $    --          $    --         $    --      $ 7,471      $ 3,033
Net income (loss)                                             $(1,103)(2)      $ 4,339(3)      $ 2,314      $ 7,690      $ 4,480(4)
Adjusted net income (loss)(5)                                 $(1,103)(2)      $ 4,505(3)      $ 2,482      $ 7,793      $ 4,528(4)
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share of common stock
   Income from continuing operations before cumulative
      effect of changes in accounting principles              $  1.84          $  4.17         $  2.21      $  0.19      $  1.45
   Income from discontinued operations                        $    --          $    --         $    --      $  6.89      $  2.69
   Net income (loss)                                          $ (1.12)(2)      $  4.18(3)      $  2.21      $  7.08      $  3.96(4)
  Adjusted net income (loss)(5)                               $ (1.12)(2)      $  4.34(3)      $  2.37      $  7.18      $  4.00(4)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share of common stock
   Income from continuing operations before cumulative
      effect of changes in accounting principles              $  1.84          $  4.15         $  2.19      $  0.19      $  1.43
   Income from discontinued operations                        $    --          $    --         $    --      $  6.80      $  2.65
   Net income (loss)                                          $ (1.11)(2)      $  4.16(3)      $  2.19      $  6.99      $  3.90(4)
   Adjusted net income (loss)(5)                              $ (1.11)(2)      $  4.32(3)      $  2.35      $  7.09      $  3.95(4)
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR-END(1)
Working capital                                               $ 6,363          $ 6,734         $ 2,401      $ 1,425      $(2,374)
Total assets                                                  $34,621          $40,319         $39,426      $40,777      $38,536
Borrowings and capital lease obligations
   Short-term                                                 $ 1,185          $ 1,464         $ 3,247      $ 4,941      $ 6,629
   Long-term                                                  $ 5,647          $ 5,350         $ 6,658      $ 6,625      $ 4,495
Stockholders' equity                                          $ 9,063          $14,452         $13,299      $12,875      $13,954
------------------------------------------------------------------------------------------------------------------------------------
GENERAL
For the year
   Capital expenditures                                       $ 1,416          $ 1,634         $ 2,022      $ 6,988      $ 5,480
   Depreciation                                               $ 1,297          $ 1,320         $ 1,415      $ 1,444      $ 1,452
   Research and development (R&D) expense(6)                  $ 1,264          $ 1,588         $ 1,776      $ 1,617      $ 1,308
Average number of shares (millions)
   Basic                                                          994            1,036           1,043        1,085        1,129
   Diluted                                                        999            1,041           1,051        1,098        1,145
Dividends per common share                                    $  1.40          $  1.40         $  1.40      $  1.40      $ 1.365
At year-end
   Employees (thousands)(7)                                        79               79              93           94          101
   Closing stock price                                        $ 42.40          $ 42.51         $ 48.31      $ 65.88      $ 53.06
   Common stockholders of record (thousands)                      116              127             132          140          145
------------------------------------------------------------------------------------------------------------------------------------

(1) See Management's Discussion and Analysis in Item 7 and the Consolidated Financial Statements on pages F-1 through F-38, including the quarterly financial data in Note 31, for information relating to significant items affecting the results of operations and financial position.

(2) Includes a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.95 (diluted) per share. See Note 9 to the Consolidated Financial Statements, beginning on page F-15 of this report.

(3) Includes a cumulative effect of a change in accounting principle benefit of $11 and $.01 per share, basic and diluted. See Note 9 to the Consolidated Financial Statements, beginning on page F-15 of this report.

(4) Includes a charge from early extinguishment of debt of $201 and $.18 per share (basic and diluted), net of taxes.

(5) Reflects pro forma effects relating to the adoption of SFAS No. 142 and the resulting nonamortization of goodwill and indefinite-lived intangible assets. See Note 14 to the Consolidated Financial Statements, beginning on page F-17 of this report.

(6)  Excludes purchased in-process research and development.

(7)  Includes employees of discontinued Conoco operations prior to 1999.

                                     Part II




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF OPERATIONS

NET SALES

Consolidated net sales in 2002 were $24.0 billion, $0.7 billion or 3 percent below 2001, reflecting 4 percent higher volume, 3 percent lower U.S. dollar selling prices and a 4 percent reduction due to portfolio changes. Net sales during 2002 were lower due to the company's divestiture of DuPont Pharmaceuticals and the Clysar(R) shrink film business as well as the discontinuance of Benlate(R) fungicide. These reductions were partly offset by the company's acquisition of Liqui-Box Corporation and ChemFirst, Inc. Segment sales which include transfers and the company's pro rata share of equity affiliate sales were $26.7 billion, down $1.0 billion or 3 percent. The portfolio changes reduced segment sales by 4 percent. Excluding portfolio changes, worldwide segment sales increased 1 percent, reflecting 4 percent higher volume partly offset by 3 percent lower U.S. dollar selling prices. Volume increases were most significant in the Textiles & Interiors, Performance Materials and Coatings & Color Technologies segments. The Textiles & Interiors, Electronic & Communication Technologies and Coatings & Color Technologies segments had the most significant downward impact on the worldwide price average. The effect of currency fluctuations on U.S. dollar sales for the year was less than one percent. Prices in local currencies declined 3 percent.

Segment sales into the U.S. region declined 5 percent, but were flat after adjusting for a 5 percent negative impact from portfolio changes. A volume increase of 3 percent offset 3 percent lower selling prices. Higher U.S. volume principally reflected improvement in the Textiles & Interiors and Performance Materials segments. Segment sales into the European region decreased 3 percent reflecting 4 percent lower level selling prices and a 3 percent negative impact due to portfolio changes, partly offset by 1 percent higher volume and a 3 percent benefit from the weaker dollar. Segment sales into the Asia Pacific region increased 3 percent reflecting a 9 percent volume increase partly offset by a 1 percent negative impact due to portfolio changes. Asian region selling prices in U.S. dollar terms were 5 percent lower.

Consolidated net sales in 2001 were $24.7 billion, $3.5 billion or 13 percent below 2000, reflecting 9 percent lower volume, 2 percent lower U.S. dollar selling prices and a 2 percent reduction due to portfolio changes. Segment sales which include transfers and the company's pro rata share of equity affiliate sales were $27.7 billion, down $4.0 billion or 13 percent. Of this decrease, $850 million or 3 percent was attributable to portfolio changes, primarily the sale of DuPont Pharmaceuticals and disposition of certain polyester businesses. Excluding these portfolio changes, worldwide segment sales declined 10 percent, reflecting 8 percent lower volume and 2 percent lower U.S. dollar selling prices. Volume declines were most significant in the Textiles & Interiors, Performance Materials, Coatings & Color Technologies and Electronic & Communication Technologies segments. The Textiles & Interiors, Agriculture & Nutrition, and Coatings & Color Technologies segments had the most significant downward impact on the worldwide price average. The effect of currency fluctuations, resulting in a stronger dollar during the year, reduced worldwide sales by 2 percent. Local prices declined 1 percent.

Segment sales into the U.S. region decreased 17 percent, including a 4 percent impact from portfolio changes, 1 percent lower prices, and 12 percent lower volume. Lower U.S. volume principally reflected declines in the Textiles & Interiors, Performance Materials and Electronic & Communication Technologies segments. European region segment sales decreased 6 percent reflecting 2 percent lower U.S. dollar selling prices, 3 percent lower volume and a reduction of 1 percent due to portfolio changes. The net effect of currency fluctuations during the year reduced European segment sales by 3 percent. Segment sales into the Asia Pacific region decreased 8 percent reflecting a 2 percent volume decline and 6 percent lower U.S. dollar selling prices.

A reconciliation of segment sales to consolidated net sales for 2002, 2001 and 2000 is included in Note 30 to the Consolidated Financial Statements.

                                     Part II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


EARNINGS

Net loss for the year 2002 was $1,103 million compared with net income of $4,339 million in 2001 and $2,314 million in 2000. Income before the cumulative effect of changes in accounting principles was $1,841 million in 2002 compared to $4,328 million in 2001 and $2,314 million in 2000. In order to facilitate an understanding and comparison of results of operations over the three-year period, the following table of special items is presented.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Diluted
                                                                                          Pretax    After-Tax   Earnings
   SPECIAL ITEMS                                                                         Benefit     Benefit     (Loss)
   (DOLLARS IN MILLIONS, EXCEPT PER SHARE)                                               (Charge)   (Charge)*   Per Share
---------------------------------------------------------------------------------------------------------------------------
2002
  Employee separation costs and write-down of assets                                    $(290)      $(200)        $(0.19)
  Pioneer acquisition related costs                                                        40          67           0.07
  Litigation costs                                                                       (130)        (81)         (0.08)
  Gain on asset sales                                                                     109          90           0.09
  Exchange loss (Argentina mandatory conversion)                                          (63)        (63)         (0.06)
  Product exit costs                                                                      (47)        (29)         (0.03)
  Loss on early extinguishment of debt                                                    (21)        (17)         (0.02)
  Tax items--net                                                                           --          65           0.06
--------------------------------------------------------------------------------------------------------------------------
  Total                                                                                 $(402)      $(168)        $(0.16)
--------------------------------------------------------------------------------------------------------------------------
2001
  Employee separation costs and write-down of assets                                  $(1,078)      $(705)        $(0.69)
  Pioneer acquisition related costs                                                      (133)        (83)         (0.08)
  Litigation costs                                                                        (56)        (35)         (0.04)
  Gain on sale of equity securities                                                        52          34           0.03
  Gain on sale of DuPont Pharmaceuticals                                                6,136       3,866           3.74
--------------------------------------------------------------------------------------------------------------------------
  Total                                                                                $4,921      $3,077          $2.96
--------------------------------------------------------------------------------------------------------------------------
2000
  Employee separation costs and write-down of assets                                    $(101)       $(63)        $(0.07)
  Pioneer acquisition related costs                                                      (626)       (410)         (0.39)
  Litigation costs                                                                       (145)       (106)         (0.10)
  Gain on sale of equity securities                                                       299         190           0.18
  Write-down of WebMD investment                                                         (342)       (215)         (0.20)
  Gain on asset sale                                                                       23          16           0.02
  Gain related to joint venture formation                                                  24          24           0.02
--------------------------------------------------------------------------------------------------------------------------
  Total                                                                                 $(868)      $(564)        $(0.54)
===========================================================================================================================

* The segment impact of these special items is included in Note 30 to the Consolidated Financial Statements.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

Net loss for the year 2002 was $1,103 million compared with net income of $4,339 million in 2001. Net loss for 2002 includes a $2,944 million charge for the cumulative effect of a change in accounting principle for impairment of goodwill. Net income for 2001 includes an $11 million benefit from the adoption of a new accounting standard governing derivative instruments and hedging activities. Income before cumulative effect of changes in accounting principles was $1,841 million in 2002 versus $4,328 million in 2001. 2002 income before cumulative effect of a change in accounting principle includes special items totaling $168 million in net after-tax charges. 2001 includes a net after-tax benefit of $3,077 million for special items including a $3,866 million after-tax gain recorded on the sale of DuPont Pharmaceuticals. Special items for each year are detailed in the table on page 15.

In addition to the financial impact of differences in the amount of special items in both years, the year-to-year change in income before the cumulative effect of changes in accounting principles reflects an increase in income of approximately $750 million resulting from higher sales volume, reductions in raw material costs, lower fixed costs, absence of goodwill amortization, reduced interest expense and lower income taxes. These benefits more than offset lower selling prices.

Earnings per share on a diluted basis were a loss of $1.11 in 2002 versus earnings of $4.16 in 2001.

Net income for the year 2001 was $4,339 million compared with $2,314 million in 2000. Net income for 2001 includes an $11 million benefit from the adoption of a new accounting standard governing derivative instruments and hedging activities. Income before cumulative effect of changes in accounting principles was $4,328 million in 2001 versus $2,314 million in 2000. 2001 income before cumulative effect of changes in accounting principles includes a net after-tax benefit of $3,077 million for special items, and the year 2000 includes a net after-tax charge of $564 million related to special items. Such special items for each year are detailed in the table on page 15.

In addition to the financial impact of differences in the amount of special items in both years, the year-to-year change in income before the cumulative effect of changes in accounting principles reflects a significant decline in operating income principally due to lower sales volumes and selling prices resulting from a severe global economic downturn as well as from secular weaknesses for nylon and polyester in the apparel and textile industries.

Earnings per share on a diluted basis were $4.16 in 2001 versus $2.19 in 2000.

INCOME TAXES

The determination of the provision for income taxes and the associated assets and liabilities on the balance sheet requires management to make certain estimates and assumptions. Management judgment is utilized to determine the appropriate valuation allowance provided against deferred tax assets. Furthermore, with tax returns being filed after the close of the financial year-end, inevitably actual results will differ to some extent from the estimates on which the financial statements are prepared. In addition, assessments of uncertainties related to audit resolutions in multiple taxing jurisdictions are also required.

2002, 2001, and 2000 income tax expense and effective income tax rates (EITR) were as follows:

--------------------------------------------------------------------------------
 (DOLLARS IN MILLIONS)                  2002            2001            2000
--------------------------------------------------------------------------------
Income tax expense                      $185          $2,467          $1,072
Effective income tax rate                8.7%           36.0%           31.1%
================================================================================

The 2002 EITR of 8.7 percent is significantly lower than the 2001 EITR of 36 percent. There are four key factors driving the reduction in the rate: 1) a greater portion of foreign earnings being generated in jurisdictions with lower tax rates, 2) an increased utilization of foreign tax credits, 3) tax benefits associated with losses on foreign exchange contracts, and 4) the tax impact of the special items discussed on page 15. About 30 percent of the decrease in the EITR relates to the first two items discussed above, another 30 percent relates to the tax benefit on foreign exchange contracts and the balance relates to the tax impact of special items. The primary special items which contributed to the lower EITR are the sale of DuPont Pharmaceuticals, employee separation costs and write-down of assets and agreement on certain prior year audit issues.

The 2001 EITR of 36 percent is higher than the 2000 EITR of 31.1 percent. This increase is primarily due to the tax impact of the sale of DuPont
Pharmaceuticals.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


RESEARCH AND DEVELOPMENT

The company has broad and deep science and technology capabilities and its objective is to connect these capabilities to existing and new markets. The company's goal is to achieve one-third of total company revenues from new products introduced within the last five years by 2005.

Research and development expense was $1,264 million, $1,588 million and $1,776 million in 2002, 2001, and 2000, respectively. The decline in research and development expense over the three-year period is primarily attributable to the company's divestiture of DuPont Pharmaceuticals, its research intensive pharmaceuticals subsidiary, on October 1, 2001. Excluding pharmaceuticals, research and development expense in 2002 increased 8 percent over 2001.

2002 research and development expense represents approximately 5 percent of sales. The company continues to support a strong commitment to research and development as a source of sustainable growth and expects research and development funding to remain at about the same level in 2003. Because of its broad array of products and customers, the company's future financial performance is not materially dependent on the success or failure of any single research or development project.

RESTRUCTURING ACTIVITIES

Restructuring programs instituted in 2002 and 2001 further aligned resources consistent with the specific missions of the segments, thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions. These programs are discussed below. Additional details are contained in Note 5 to the Consolidated Financial Statements.

2002-COATINGS & COLOR TECHNOLOGIES

A restructuring program was instituted within Coatings & Color Technologies in the fourth quarter of 2002. Under the program, costs to terminate approximately 775 employees involved in technical, manufacturing, marketing and administrative activities reduced 2002 net income $69 million before taxes. About 175 employees have been terminated as of December 31, 2002, and the remaining employees will cease working by December 31, 2003. In addition, the company will shut down operating facilities during 2003 due to transferring production to more cost effective facilities.

In the aggregate, payments from operating cash flows to terminated employees and to third parties, principally for dismantlement and removal activities, are expected to total about $80 million. About 70 percent of these cash outlays are expected to be made in 2003 and most of the remaining payments will be made in 2004. As a result of these activities, the company expects annual pretax cost savings of about $55 million per year when completed with about 60 percent being realized in 2003 and essentially all the remaining savings expected to be realized in 2004. The savings in 2003 will be essentially offset by accelerated depreciation and dismantlement charges on the facilities that will be shut down. About 70 percent of these savings will result in reduced Cost of Goods Sold and Other Operating Charges, with the remaining 30 percent expected to be divided about evenly between Selling, General and Administrative Expenses and Research and Development Expense.

2002-TEXTILES & INTERIORS

A restructuring program was instituted within Textiles & Interiors in the second quarter of 2002. Under the program, the cost to terminate approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities and to shut down operating facilities, principally due to transferring production to more cost effective facilities, reduced 2002 net income $208 million before taxes. About 1,425 employees have been terminated as of December 31, 2002, and the additional employee terminations will be completed before July 2003.

In the aggregate, payments from operating cash flows to terminated employees and to third parties for dismantlement and removal activities are expected to total about $165 million. About 30 percent of the cash outlays were made in 2002, and 50 and 10 percent are expected to be paid in 2003 and 2004, respectively, with the remainder expected to be paid starting in 2005. The company expects annual pretax cost savings of about $120 million per year from this restructuring program when completed. About 20 percent of these savings were realized in 2002 and essentially all the remaining savings are expected to be realized in 2003. About 80 percent of these savings will result in reduced Cost of Goods Sold and Other Operating Charges, with the remaining 20 percent expected to be divided evenly between Selling, General and Administrative Expenses and Research and Development Expense.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


2001-RESTRUCTURING PROGRAMS

Restructuring programs instituted in 2001 impacted essentially all segments. Under the programs, the company terminated approximately 5,500 employees involved in technical, manufacturing, marketing and administrative activities, reduced the contractor workforce by about 1,300 and shut down operating facilities principally due to transferring production to more cost competitive facilities.

In the aggregate, payments from operating cash flows to terminated employees and to third parties for dismantlement and removal activities, and for contract cancellations are expected to total about $380 million. About $150 million of these cash outlays were made in 2001, about $182 million were made in 2002, and most of the remaining payments will be made in 2003. The 2002 benefit to earnings was approximately $400 million before taxes with about 60 percent of these savings resulting in reduced Cost of Goods Sold and Other Operating Charges, about 30 percent resulting in reduced Selling, General and Administrative Expenses and the balance resulting in reduced Research and Development Expense. Facility shutdown and contract cancellations resulting in lower depreciation and lease expense contributed about $35 million of the total cost savings.

ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. Based on the company's evaluation to date, the adoption of SFAS No. 143 is expected to result in a charge of approximately $.03 per share that will be reported as the cumulative effect of a change in accounting principle.

In 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, the company has adopted the disclosure requirements of the interpretation as of December 31, 2002 (See Note 23). The company will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. The Interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The company is in the process of evaluating the recognition and measurement provisions of the Interpretation and absent any unforeseen events, management does not expect that the adoption of these provisions will have a significant impact on the company's financial condition, liquidity or results of operations.

In 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123." The company plans to begin expensing stock options granted to employees after January 1, 2003, using the prospective method as set forth in the guidelines of this statement as amended. Under historical grant levels and current valuation assumptions, the resulting increase in noncash expense is expected to reduce the company's earnings per share by approximately $.02 in 2003. This impact is expected to grow to about $.06 per share by 2005 and then stabilize, as most stock options vest over a three-year period.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Certain Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The company currently has relationships with three VIEs within the financing structures of its synthetic lease programs. (See Off-Balance Sheet Arrangements beginning on page 35). These entities serve as the owner/lessors and debt holders of the assets in the programs. The assets and liabilities of these entities are not consolidated within the company's Consolidated Financial Statements. As of December 31, 2002, the fair values of the assets under these programs were approximately $330 million and the fair values of the associated liabilities and noncontrolling interests were approximately $331 million. Residual value guarantees

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

under these programs were $277 million at December 31, 2002. The company is in the process of reviewing the provisions of FIN No. 46. In response to this Interpretation, the company has identified several options, including: (1) consolidating the VIEs into the company's Consolidated Financial Statements, (2) purchasing selected assets from the VIEs, or (3) finding alternative financing sources. None of these options are expected to have a material impact on the company's consolidated financial position, liquidity, or results of operations.

CRITICAL ACCOUNTING ESTIMATES

A summary of the company's significant accounting policies is included in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Judgments and assessments of uncertainties are required in applying the company's accounting policies in many areas. For example, key assumptions are particularly important when determining the company's projected liabilities for pension and other postretirement employee benefits. Information with respect to pension and other postretirement employee expenses and liabilities, together with the impact of changes in key assumptions is discussed under Long-Term Employee Benefits beginning on page 38.

Other areas in which significant uncertainties exist include, but are not limited to, projected costs to be incurred in connection with environmental and tax matters and the resolution of litigation. A discussion of environmental matters, including information as to the uncertainties involved in developing reasonable estimates of future site remediation costs is included under Environmental Matters beginning on page 39. Information on some of the key estimates and assumptions on which the company's annual provision for income taxes is based may be found under Income Taxes on page 16. There is also significant uncertainty with respect to estimating legal liabilities. Factors which are considered include the nature of the specific claim, the company's experience with similar types of claims, the jurisdiction in which the matter is filed and the current status of the matter.

Actual results will inevitably differ to some extent from the estimates on which the company's Consolidated Financial Statements are prepared at any given point in time. Despite these inherent limitations, management believes that the company's Management's Discussion and Analysis and audited Consolidated Financial Statements provide a meaningful and fair perspective on the company.

CORPORATE OUTLOOK

The company expects 2003 earnings per share to reflect increased sales volumes, barring the occurrence of significant world events or economic disruption. In addition, the company expects to benefit from continued efforts to control costs.

Sales volumes in 2003 will reflect, in part, the worldwide GDP growth, which the company expects to be about 2 percent for 2003. Sales for the company's products most closely track the worldwide manufacturing sector, which has been lagging the overall recovery of the economy from the last recession. In the United States, housing and motor vehicle production are both important markets to the company; in 2003, housing sales are expected to continue at their record levels of 2002 and motor vehicle production is expected to be slightly below its record levels of 2002. The U.S. production agriculture economic environment, which is also important to the company, is expected to be slightly more favorable in 2003. However, given the U.S. manufacturing sector's very low capacity utilization, the company's ability to raise prices in the face of higher energy and raw material costs may be limited.

In addition to the macroeconomic environment, there are several important factors that influence the company's outlook for the year 2003:

     1) The combined impact of pension and other postretirement expenses is expected to negatively impact 2003 earnings per share by $0.34 to $0.39, versus prior year.

     2) The company expects its effective income tax rate in 2003 to be more in line with historical rates, significantly higher than the 2002 rate of 8.7 percent.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

     3) Two newly adopted accounting standards will adversely impact 2003 earnings per share by about $0.05 - SFAS No. 143 for asset retirement obligations and SFAS No. 123, as amended, for stock options.

Prospects for longer term growth will continue to be influenced by the following factors: 1) growth in global economies, particularly those in North America, Europe and Asia Pacific regions; 2) improving market conditions including demand from the U.S. manufacturing sector and production agriculture; 3) successful commercialization of new products arising from research and development; 4) stronger worldwide demand and strong pricing for commodity chemicals and polymer products; 5) recovery of the depressed electronics and high-technology markets; and 6) the successful separation of the Textiles & Interiors segment.

SEGMENT REVIEWS

SEGMENT SALES DISCUSSED BELOW INCLUDE TRANSFERS AND PRO RATA EQUITY AFFILIATE SALES. SEGMENT AFTER-TAX OPERATING INCOME (ATOI) DOES NOT INCLUDE CORPORATE EXPENSES, INTEREST, EXCHANGE GAINS (LOSSES) AND CORPORATE MINORITY INTERESTS.

IN 2002 THE COMPANY ANNOUNCED THE REALIGNMENT OF ITS BUSINESSES INTO FIVE MARKET- AND TECHNOLOGY-FOCUSED GROWTH PLATFORMS AND THE CREATION OF A DUPONT TEXTILES & INTERIORS SUBSIDIARY. THE DISCLOSURES CONTAINED IN THIS REPORT REFLECT THIS NEW ORGANIZATIONAL STRUCTURE. PRIOR YEARS' DATA HAVE BEEN RECLASSIFIED TO REFLECT THE 2002 ORGANIZATIONAL STRUCTURE.

--------------------------------------------------------------------------------
  AGRICULTURE & NUTRITION
--------------------------------------------------------------------------------
Agriculture & Nutrition's mission is to leverage biotechnology and food value chain knowledge to increase the quality, quantity and safety of the global food supply. The segment comprises a broad portfolio of products, services and strong global brands such as Pioneer(R) brand seed products and DuPont(TM) Solae(TM) soy protein. It also has well-established brands of insecticides, fungicides and high-value, low-use-rate herbicides. Research and development efforts focus on increasing grower productivity, improving safe handling and environmental impact of pest control products, and using technology to enhance the value of grains used in feed and food.

During 2002, the commercial seed industry for major crops remained fairly stable in terms of area planted. Value growth continues to be achieved by improving crop yields and by incorporating genetic traits that confer insect protection and herbicide tolerance. In 2002, the crop protection industry continued a gradual decline from its peak in 1996. This decline has been driven by low commodity prices, generic competition and a technology shift to genetic insect control and herbicide tolerance traits. The markets for soy protein and microbial testing continued to grow significantly as consumers increase their demand for safe and healthy food.

Agriculture & Nutrition participates in the production agriculture market through its subsidiary, Pioneer, the world's largest commercial seed producer, and its crop protection product offerings. The segment also provides soy-based food ingredients, diagnostic testing equipment and services, and liquid food packaging systems through its subsidiaries, DuPont Protein Technologies (DPT), Qualicon, and Liqui-Box, respectively.

Pioneer's principal products are hybrid seed corn, soybean seed, and other crop seed lines sold to customers in key markets throughout the world. Pioneer is also focused on developing products used to produce grain for human food and industrial uses, as well as developing grain identity preservation systems with entities throughout the crop value chain. Pioneer sales increased over 5 percent during 2002. In the North American market, Pioneer(R) brand soybean varieties gained market share, while corn seed market share declined slightly. Internationally, strong product performance and higher sales of corn with insect protection traits led to corn market share gains in Latin America. Corn market share grew slightly in Europe. During 2002, Pioneer(R) brand corn hybrids outperformed competitive hybrids in North America by an average yield of 6.8 bushels per acre based on 184,000 side-by-side comparisons. Farmers growing Pioneer(R) brand corn hybrids won 23 of 27 categories in the 2002 National Corn Growers Association Corn Yield Contest, including a six-time winner who produced a record breaking 442 bushels per acre.

Agriculture & Nutrition serves the global production agriculture industry with crop protection products for the grain and specialty crop sectors as well as forestry and vegetation management. The crop protection product offerings include herbicide, fungicide, and insecticide products and services. During 2002, sales of crop protection products declined 1 percent in an industry that declined over 2 percent. Agriculture & Nutrition continues to increase its focus on crop protection products serving

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

specialty markets such as fruits, vegetables, and selected plantation crops by offering growers, shippers, and processors broad solutions to improve their businesses.

DPT is a world leader in the research, manufacturing and marketing of isolated soy protein and soy fiber ingredients. Qualicon provides diagnostic products to help food and health care industry customers control the microbial environment in their manufacturing processes and facilities. Qualicon products include BAX(R), an automated instrument that uses a genetics-based system that provides accurate and rapid detection of harmful microorganisms, and the RiboPrinter(R) microbial characterization system, the world's only automated instrument for fingerprinting the DNA of bacteria. During 2002, DPT and Qualicon sales experienced double-digit growth.

On May 31, 2002, the company completed the acquisition of Liqui-Box Corporation for $272 million. The acquired business generates annual sales of approximately $150 million with operations in North America, Europe and Asia. This business was combined with DuPont Canada's Enhanced Packaging Systems business and operates as Liqui-Box. The new entity offers complete turnkey systems for the aseptic and refrigerated liquid packaging of beverages, dairy products and pumpable foods in retail and institutional applications globally.

2002 DEVELOPMENTS

Key growth initiatives in Agriculture & Nutrition included:

   o Solae(TM) brand soy protein continued to increase its presence in consumer markets. A number of major global food companies have introduced, or are planning to introduce, food and beverage products containing Solae(TM). 8th Continent(TM) soymilk, which is a product of a joint venture between DuPont and General Mills, achieved the No. 2 position for soymilk in its first full year of sales.

   o Pioneer received key Japanese regulatory approvals for the Herculex(R)(1) I insect protection trait, which was developed in a research collaboration between Pioneer and Dow AgroSciences. Combined with previous U.S. approvals, Pioneer plans to offer new corn hybrids in North America with the Herculex(R) I trait at introductory levels in 2003. The trait will give corn growers protection against more pests than other in-plant insect protection products.

   o The segment's newest insecticides, DuPont(TM) Steward(R) and DuPont(TM) Avaunt(TM), grew at double-digit rates, principally in Asia-Pacific and North America. DuPont(TM) Steadfast(TM) herbicide also experienced substantial revenue growth, aided by a unique bulk delivery system.

   o Steps were taken to increase the segment's presence in China by (1) signing an agreement between DPT and Luohe Shineway Industry Group Company, Ltd. to establish a joint venture to produce high quality soy protein to meet the growing demand for healthy food in China, and (2) forming a joint venture between Pioneer and Denghai Seed Group, one of China's largest seed companies, to develop and distribute high-yielding corn hybrids for the summer corn market, which represents about one third of the total corn market in China.

   o A corn herbicide marketing and supply agreement was executed with Syngenta to provide customers with expanded choices and greater value. Syngenta will promote DuPont(TM) Accent(R) and DuPont(TM) Steadfast(TM) herbicides, while DuPont will promote Syngenta's Calisto(TM)(2) herbicide.

   o The U.S. Department of Agriculture's Food Safety and Inspection Service announced adoption of the BAX(R) instrument to screen meat and poultry samples for Listeria monocytogenes. The system is emerging as a critical tool to address global health problems related to food borne disease, antibiotic resistance and pharmaceutical quality assurance.

Other significant developments included:

   o A broad-reaching business agreement was finalized between DuPont, Pioneer and Monsanto Company, which provides Pioneer access to several key traits. As part of the agreement, Pioneer obtained royalty-bearing access to Monsanto's newest Roundup Ready(R)(3) corn technology, continued access to Roundup Ready(R) soybean and canola technology, and freedom to operate for second generation European corn borer and corn rootworm traits through a royalty-bearing license. As part of the agreement, the com-

----------
(1)  Herculex(R)is a registered trademark of Dow AgroSciences LLC

(2)  Calisto(TM)is a trademark of Syngenta

(3) Roundup Ready(R)is a registered trademark used under license from the Monsanto Company

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

     panies have resolved all issues related to certain previously contested germplasm. Pioneer plans to offer new corn hybrids in North America with the Roundup Ready(R) gene at introductory levels in 2003.

   o An impairment charge of $2,866 million was recorded as a cumulative effect of a change in accounting principle to write off goodwill associated with the company's acquisition of Pioneer. The primary factors that resulted in the impairment were the difficult economic environment in the agriculture sector, slower than expected development of and access to biotechnology traits, and a slower than expected rate of acceptance by the public, especially in Europe, of new agricultural products based on biotechnology. The effect of these factors is reflected in reported results and deterioration from these levels is not expected.

In January 2003, DuPont and Bunge Limited announced that they intend to form an alliance to significantly grow their agriculture and nutrition businesses. The alliance will include (1) a majority-owned venture, Solae(TM) LLC, for the global production and distribution of specialty food ingredients, beginning with soy proteins and lecithins; (2) a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and (3) an alliance to develop a broader offering of services and products to farmers. DuPont will contribute its DPT food ingredients business for a majority interest in Solae(TM) LLC. Initially, global revenues of the venture are expected to exceed $800 million annually. Solae(TM) LLC, will participate in the rapidly growing market for healthy and better tasting food proteins. It will combine complementary capabilities and assets and will provide a broad offering of soy ingredient products to better fit customer needs, including textured vegetable proteins, soy concentrates and isolates, and specialty lecithins.

2002 VERSUS 2001 Sales of $4.5 billion were 5 percent higher reflecting 3 percent higher volume and a 2 percent increase due to the acquisition of Liqui-box. ATOI was $443 million excluding a charge of $2,866 million attributable to the cumulative effect of a change in accounting principle as discussed above. 2002 also includes a benefit of $67 million related to revisions in post-employment costs for Pioneer, a $25 million charge to reflect an expected loss on the pending sale of a manufacturing site in Europe, and a $29 million charge to write off inventories of discontinued herbicide products. 2002 ATOI also reflects the benefit of higher Pioneer, DPT and Qualicon sales and lower overall segment costs, the latter principally a $108 million benefit (versus prior year) from the absence of amortization of goodwill and indefinite-lived intangible assets as required by new accounting standards. 2001 ATOI of $21 million included net charges of $225 million for employee separation costs, a write-down of assets, legal settlements, and purchase accounting adjustments related to the sale of Pioneer inventory.

2001 VERSUS 2000 Sales of $4.3 billion were 4 percent lower, reflecting 3 percent lower prices and 1 percent lower volume. ATOI was $21 million compared with a loss of $179 million. ATOI in 2001 improved in the seed, food ingredients and safety businesses but was more than offset by lower earnings in the crop protection business due to lower sales and margins. 2001 included net charges of $225 million for employee separation costs, a write-down of assets, legal settlements, and purchase accounting adjustments related to the sale of Pioneer inventory. ATOI in 2000 was reduced by a charge to write down investment in WebMD to fair market value and purchase accounting charges, principally related to sale of Pioneer inventory.

OUTLOOK The production agriculture economic environment is expected to be slightly more favorable in 2003 due to improved commodity grain prices and the new five-year U.S. Farm Bill. Longer term, the new farm bill provides slightly more support for grains (corn) and less for oilseeds (soybeans) and is not expected to have any significant impact on farmer income or cash flow, as production in the United States should continue at relatively stable, high levels.

Pioneer is well positioned for 2003 in global markets with industry leading product performance and ample supplies of quality products. In the key U.S. market, corn acres are expected to be up slightly in 2003 over the prior year, improving Pioneer's prospects for increased sales of its most profitable products. In the North American market, Pioneer expects to introduce approximately 43 new corn hybrids and 23 new soybean varieties.

Agriculture & Nutrition expects to reduce costs and improve productivity of crop protection products while facing significant competitive challenges and change during 2003, due to continuing industry consolidation and the influence of insect protected and herbicide tolerant crops.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

DPT anticipates strong growth as major food companies continue to develop new mainstream products utilizing Solae(TM) soy proteins, as 8th Continent(TM) soymilk is launched in additional markets, and after the venture with Bunge begins to generate new opportunities. Qualicon also plans to aggressively grow its food safety business in 2003 with expanded testing capability and global utilization of BAX(R) instruments.

Liqui-Box plans to grow its liquid packaging systems business through geographic expansion and by expanding its technology platforms.

--------------------------------------------------------------------------------
  COATINGS & COLOR TECHNOLOGIES
--------------------------------------------------------------------------------

The mission of Coatings & Color Technologies is to develop and market coatings, ingredients, systems and technologies that address industrial and consumer needs. The segment is the world's leading automotive coatings supplier and the world's largest manufacturer of titanium dioxide white pigments which serve customers in the coatings, plastic and paper industries.

Products offered include high performance liquid and powder coatings for automotive original equipment manufacturers (OEM), the automotive aftermarket (known as Refinish), and general industrial applications, which include coatings for plastics, bridges, windmills, pipes, appliances, outdoor furniture, and bicycles. The company markets its Refinish products using the DuPont(TM) Standox(R), DuPont(TM) Spies Hecker(R), DuPont(TM) and DuPont(TM) Nason(R) brand names. Standox(R) and Spies Hecker(R) are focused on the high end Refinish markets, while Nason(R) is primarily focused on economy coating applications.

Coatings & Color Technologies also offers specialty products for digital printing, including the DuPont(TM) Artistri(TM) Ink line for textiles, and products for adhesive bonding and electrical insulation. In addition, various grades of DuPont(TM) Ti-Pure(R) titanium dioxide (TiO2) in both slurry and powder form serve the coatings, plastic and paper industries.

North American light vehicle builds were up 6 percent in 2002 versus 2001, while 2002 European builds were down about 5 percent. Refinish markets rebounded in 2002 versus 2001 and the company gained share in North America and Europe. Industrial and powder coatings demand remained depressed in 2002 with particular softness in Europe.

Industry demand for titanium dioxide pigment grew about 7 percent in 2002. Growth was particularly high, in excess of 10 percent, in both Asia Pacific and Europe, while other regions grew at a more modest rate of 2-3 percent. Industry pricing reached cyclical lows early in 2002 but improved through the remainder of the year.

2002 DEVELOPMENTS

Key growth initiatives in Coatings & Color Technologies included:

   o DuPont(TM) Automotive Systems SupraShield(TM) brand, a new premium automotive clearcoat finish that resists scratches without sacrificing other important appearance attributes, was introduced. This product is based on a polymer engineering breakthrough which has resulted in a class of "SuperSolids" coatings that reduce solvents and increase the solids content of coatings. This ultra-low emissions coatings technology was introduced at the Daimler Chrysler assembly plant in Newark, Delaware.

   o The segment increased to 50 percent its share of the refinish coatings requirements at AutoNation, Inc., America's largest retailer of both new and used vehicles.

   o The company was awarded a contract to supply one-third of the interior coatings demand for the West-East Natural Gas Pipeline project in China. This is the largest pipeline in China.

   o Coatings & Color Technologies announced a partnership with Ichinose Toshin Kogyo Co., LTD, combining the Artistri(TM) technology for textile printing with the ICHINOSE 2020 printer. This system will provide new opportunities and enhance operations of companies in the printed apparel industry reducing the design-to-production cycle time.

   o New TiO2 products were introduced to both the laminate paper and engineering plastics industries, which together represent approximately $100 million of new market opportunity.

In the fourth quarter of 2002, Coatings & Color Technologies announced a rationalization program to enhance its position as a leader in the highly competitive global coatings industry and to align its businesses with accelerating structural changes in the industry. This program will result in workforce reductions of

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

about 775 employees principally in Europe and the United States. In addition Coatings & Color Technologies will shut down operating facilities during 2003 due to transferring production to more cost effective facilities.

2002 VERSUS 2001 Sales of $5.0 billion were 2 percent higher driven by increased sales of automotive finishes. Volumes improved 5 percent while selling prices declined 3 percent. ATOI was $483 million compared with $452 million. 2002 includes a $42 million net charge for employee separation costs. 2001 includes a similar net charge totaling $46 million. The segment ATOI improvement reflects higher earnings in coatings partly offset by lower earnings in TiO2 products, the latter resulting principally from lower prices.

2001 VERSUS 2000 Sales of $4.9 billion were 10 percent lower resulting from a 7 percent volume decline and 3 percent lower prices. ATOI was $452 million versus $724 million. Lower ATOI principally resulted from lower titanium dioxide prices and volumes and lower coatings volumes.

OUTLOOK The global coatings businesses will operate in a challenging environment in 2003 as competitive conditions are expected to remain intense. All areas of the value chain--suppliers, distributors, and customers--are expected to continue to experience consolidation. Most manufacturers are continuing to focus on environmentally friendly products that provide systems solutions. North American OEM inventory levels are above normal and it is expected that 2003 North American builds will be about 2 percent below 2002 levels. European automotive builds are expected to increase 1 percent in 2003 versus 2002.

The segment expects improved coatings revenues and earnings in 2003 based on growth in Asia, new non-automotive applications, and continued growth in OEM and refinished coatings. In 2003 earnings from titanium dioxide offerings are also expected to improve based on continued strengthening of global economies and improved pricing. Continued revenue growth is expected based on moderate, but continued growth, in demand and improved industry capacity utilization and pricing. With moderate economic growth, the upward price momentum that began in mid-2002 should continue through 2003. In addition, new product offerings are expected to drive revenue growth at a somewhat higher rate than the industry.

--------------------------------------------------------------------------------
  ELECTRONIC & COMMUNICATION TECHNOLOGIES
--------------------------------------------------------------------------------

Electronic & Communication Technologies focuses on the high growth global electronics and communication industries. The mission of the segment is to establish the company as the recognized market leader for electronic materials and components and the key technology innovation partner for all major electronics and communication companies. To achieve this mission, the segment will leverage a strong materials and technology base to provide innovative solutions that advance the speed and reduce the size and cost of electronic and communication devices and systems.

Electronic & Communication Technologies provides a wide range of advanced materials for the electronics industry; flexible printing and color proofing systems for the packaging and commercial printing industries; and a wide range of fluoropolymer and fluorochemical products for electronics, communications, and industrial markets. The segment is also pursuing development activities in the flat panel display and fuel cell markets.

The primary markets served by Electronic & Communication Technologies began a weak recovery during the first half of 2002, followed by essentially no growth during the second half of the year.

Major product lines for the global electronics industry include: DuPont(TM) Kapton(R) polyimide film, DuPont(TM) Pyralux(R) flexible laminates, DuPont(TM) Riston(R) dry film photoresists, DuPont(TM) Green Tape(TM) low temperature co-fired ceramics, DuPont(TM) Fodel(R) photoimageable composites and DuPont(TM) Mazin(R) colloidal silica-based slurries. Market segments served include integrated circuit fabrication materials, integrated circuit packaging solutions, and printed wire board fabrication materials. The segment meets the rapidly changing market needs for smaller, more portable and powerful electronic devices by building on its strength as a leading supplier of organic, flexible and ceramic circuit materials.

Electronic & Communication Technologies, the leader in flexography printing and color proofing, markets to the packaging and commercial printing industries. Its offerings include DuPont(TM) Cyrel(R) and Cyrel(R) FAST(TM) flexographic printing plates as well as color proofing systems, including DuPont(TM) WaterProof(R), DuPont(TM) Cromalin(R), and DuPont(TM) Dylux(R).

In addition, Electronic & Communication Technologies is the largest global manufacturer of industrial and specialty fluoro-

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

chemicals and fluoropolymers. These products are sold to the refrigeration, insulation, aerosol packaging, telecommunications, aerospace, automotive, electronics, chemical processing, and housewares industries. The company's offerings includes DuPont(TM) Suva(R) refrigerants, DuPont(TM) Formacel(R) foam expansion agents, DuPont(TM) Dymel(R) propellants, DuPont(TM) Vertrel(R) solvents, DuPont(TM) Zyron(R) electronic gases, DuPont(TM) FE(TM) fire extinguishants, DuPont(TM) Teflon(R) and DuPont(TM) Tefzel(R) fluoropolymer resins, DuPont(TM) Autograph(R) and Teflon(R) non-stick finishes, and DuPont(TM) Teflon(R) and DuPont(TM) Tedlar(R) fluoropolymer films.

One of the segment's important developmental activities is focused on the global flat panel display market. Based on its core competencies in polymer science and optical components, the business is building capabilities to meet the performance and cost demands of target markets. It is investing in technology and strategic alliances to build a broad base of intellectual property and manufacturing expertise.

The segment is also building on the market leading position of DuPont(TM) Nafion(R) membrane to target growth opportunities in proton exchange membrane
(PEM) fuel cells. Applications targeted for this technology include personal transportation and portable power devices.

2002 DEVELOPMENTS

Key growth initiatives in Electronic & Communication Technologies included:

   o ChemFirst, Inc. was acquired in November 2002, and brought two integrated circuit fabrication materials businesses, EKC Technology and ChemFirst Electronic Materials. These new businesses complement the company's role as a leading global supplier of ceramic and organic packaging and circuit materials to the electronics industry. EKC Technology is a leading maker of advanced semiconductor photoresist removers and has significant technology in chemical mechanical planarization materials. ChemFirst Electronic Materials (renamed DuPont Electronic Polymers) manufactures polymers for 248 nanometer photoresists. The addition of these businesses makes the company a leading supplier of integrated circuit fabrication materials.

   o The segment strengthened its position in integrated circuit packaging by purchasing a minority interest in Merrimac Industries. Merrimac is an industry leader with expertise in design, simulation, prototyping and manufacture of multi-layer, high-frequency electronic modules.

   o The first element of the segment's embedded passives technology line, DuPont(TM) Interra(R) HK4 planar embedded capacitor laminate, for use as low-inductance, low-electromagnetic interference, power and ground planes for high-frequency applications, was introduced. Embedded passive technologies allow circuit board fabricators to bury passive components, such as resistors and capacitors, within the layers of a printed circuit board.

   o Cyrel(R) FAST(TM) installations increased to over 100 in 2002. Cyrel(R) is the only solvent-free thermal platemaking technology available on the market. Digital Cyrel(R) products were also introduced to improve image quality that successfully competes with offset and gravure printing processes.

   o Remote proofing technology enabling color consistency across printing locations was launched. Thermal 4-color Halftone technology, introduced in 2001, grew to over 100 sites. Thermal proofing is one of the fastest growing technologies in the market, and the company is one of three companies offering this technology.

   o The company signed a joint development agreement with Creo to advance the development process for thermal color filters, a lower cost alternative to photolithography in the production of color filters for liquid crystal displays (LCD).

   o Development of Organic Light Emitting Diode (OLED) displays was advanced by launching a commercial production line for OLED manufacture with RiTdisplays of Taiwan; reaching agreement with Sarnoff Corporation on the development of new organic-thin film transistors on plastic substrates; and entering into a joint development and cross-license agreement with Universal Display Corporation for next generation materials.

   o The segment developed and sold its first membrane electrode assemblies into automotive, scooter, portable, and micro power prototype fuel cell applications. An alliance with Asia Pacific Fuel Cell Technologies was also estab-

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


     lished to drive fuel cell scooter commercialization in Taiwan.

   o The company signed a letter of intent with China Nuclear Honghua Specialty Gases Company to form a joint venture for the manufacture and sale of nitrogen trifluoride (NF3). NF3 is a specialty gas used in the manufacture of semiconductors and flat panel displays.

2002 VERSUS 2001 Sales of $2.5 billion were 6 percent lower reflecting 8 percent lower prices and 2 percent higher volume. Demand for many of the key products in this segment, particularly in the electronics and telecommunications markets, remained very weak. ATOI was $217 million compared with $291 million. Earnings declined in all business units reflecting lower sales.

2001 VERSUS 2000 Sales of $2.7 billion were down 20 percent reflecting 13 percent lower volume, 3 percent lower prices, and 4 percent due to reduced ownership in DuPont Photomasks. ATOI was $291 million compared with $659 million, the latter benefiting from the sale of ownership interest in DuPont Photomasks. ATOI in 2001 was principally lower due to protracted weak worldwide demand in electronics and related high-technology markets which severely depressed selling prices and volumes.

OUTLOOK The outlook for Electronic & Communication Technologies is for weak growth at the beginning of 2003, which is expected to improve during the year as the electronics and communication markets recover. The acquired ChemFirst businesses are expected to add about $100 million in sales to the segment in 2003. While many of the growth initiatives currently underway are expected to have a modest impact on segment results in 2003, the company expects significant revenue and earnings growth from these initiatives to occur over the next several years.

--------------------------------------------------------------------------------
  PERFORMANCE MATERIALS
--------------------------------------------------------------------------------

Performance Materials' mission is to provide customers with more productive, higher performance polymer materials, systems and solutions to improve the uniqueness, functionality and profitability of their product offerings. Applied materials science is the segment's core competency as it focuses on designing new applications and processing materials into innovative parts and systems. Performance Materials benefits from a broad materials product portfolio, world-class development expertise, and strong global market positions.

Key markets served by the segment include, most importantly, the automotive original equipment manufacturing and associated after-market industries, as well as packaging, electrical/ electronics and construction. During 2002, the majority of these markets were recovering from the economic slowdown that occurred in 2001. Volumes increased from depressed levels in the prior year due to an increase in underlying demand and replenishment of inventories by customers. Prices continue to be under pressure as customers continue to seek high quality products and services at competitive prices.

Performance Materials creates growth opportunities with its global engineering polymer customers through innovative application development using its collective design, processing, and materials expertise. The broad portfolio of high-performance engineering plastics includes: DuPont(TM) Zytel(R) nylon, DuPont(TM) Delrin(R) acetal, DuPont(TM) Rynite(R) PET polyester, DuPont(TM) Crastin(R) PBT polyester, DuPont(TM) Hytrel(R) thermoplastic elastomer and DuPont(TM) Zenite(R) liquid crystal polymer. Its portfolio also includes DuPont(TM) Vespel(R) parts and shapes and DuPont(TM) Tynex(R) filaments.

The segment is also a world leader in specialized, high value resins and films for the packaging market and selected industrial markets. Products and their end uses include DuPont(TM) Surlyn(R), DuPont(TM) Nucrel(R) and DuPont(TM) Elvax(R) sealants and adhesives for flexible packaging structures; Nucrel(R) and Elvax(R) resins for wire and cable construction; DuPont(TM) Keldax(R) resins for automotive carpet backing; DuPont(TM) Surlyn(R) for golf ball covers; DuPont(TM) Vamac(R) for automotive hoses and gaskets; DuPont(TM) Butacite(R) and DuPont(TM) SentryGlas(R) Plus interlayers for laminated safety glass for automotive and architectural applications; DuPont(TM) Elvanol(R) for textile sizing; DuPont(TM) Biomax(R) hydro/biodegradable polymer for disposable food service products and packaging; and DuPont(TM) Crystar(R) polyester specialty resins.

Performance Materials includes DuPont Dow Elastomers (DDE), a 50/50 joint venture between DuPont and The Dow Chemical Company. This joint venture, with annual total sales of approximately $1 billion, is the technology innovator and leading global supplier of mid- and high-performance elastomers. DDE prod-

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

ucts include Engage(R) polyolefin elastomers, Hypalon(R) chlorosulfonated polyethylene, Kalrez(R) perfluoroelastomer, Nordel(R) hydrocarbon rubber, neoprene synthetic rubber, Tyrin(R) chlorinated polyethylene and Viton(R) fluoroelastomer.

Performance Materials also includes DuPont Teijin Films (DTF), a 50/50 global joint venture between DuPont and Teijin Limited. This venture, with annual total sales of approximately $1 billion, was formed to produce and sell PET and PEN polyester films in the specialty, industrial, packaging, electrical, electronics, advanced magnetic media and photo systems markets. Brand names include Mylar(R), Melinex(R) and Teijin(R) Tetoron(R) PET films, and Teonex(R) and Kaladex(R) PEN polyester films. The joint venture leads the industry with its strong product and process technology platform and the broadest portfolio of differentiated products offered throughout the world.

2002 DEVELOPMENTS

Key growth initiatives in Performance Materials included:

   o The segment broadened its reach into the growing market in China with a new plastics development technical center and through a joint venture with Asahi Kasei to produce and market acetal copolymer resins. Start-up of the new resins facility is scheduled for spring 2004.

   o New paintable, metal-platable, weatherable and soft-touch offerings were introduced and are expected to produce engineering polymer growth opportunities due to the growing trend for the use of more aesthetically pleasing plastics in consumer products, such as electronics and housings for power tools.

   o Utilization of SentryGlas(R) Plus was expanded to new applications in the automotive and architectural markets, such as automotive side window applications, blast-resistant windows for U.S. embassies, and hurricane-resistant applications for the residential market.

   o Elvaloy(R) AC ethylene acrylate copolymers, a new family of universal polymer modifiers for polyolefins, polyesters, and engineering plastics, were introduced. These modifiers offer many options to increase the impact strength of packaging resins or to make polymer blend components compatible.

   o Initial market tests for DuPont(TM) Cool2Go(TM) insulated beverage labels indicated that consumers rate the performance extremely high in taste and cold retention. The patented proprietary process can be used for carbonated soft drinks, sports drinks, and other on-the-go beverages.

   o DDE started up a new facility and commercialized patented new technology for specialty fluoroelastomers. The new grades of Viton(R) outperform current products in automotive, aerospace, chemical processing and semiconductor applications.

   o DDE continued construction of a new 300 million pound/year facility for Engage(R), which is expected to start-up in the second quarter of 2003, to meet growing demand for all-polyolefin automotive interior components.

Key productivity initiatives included:

   o Performance Materials completed an expansion of vinyl acetate monomer production at the LaPorte, Texas site. Equipment and catalyst changes were implemented to increase capacity and improve production efficiency.

   o DDE announced a plan to consolidate U.S. production of neoprene synthetic rubber at its LaPlace, Louisiana site. The joint venture also announced the dissolution of its neoprene manufacturing and marketing joint ventures with Showa Denko in Japan. DDE will continue to market elastomers in Japan through a wholly owned subsidiary.

   o DTF improved its cost position through a restructuring in the Americas and the shutdown of film lines at the Dumfries, Scotland and Rozenberg, Netherlands sites.

During 2002 the company sold its global Clysar(R) shrink film business and manufacturing assets. This business had annual sales of approximately $100 million.

2002 VERSUS 2001 Sales of $4.9 billion were 4 percent higher reflecting 8 percent higher volume and 4 percent lower prices. ATOI was $476 million compared with $232 million. 2002 includes a $51 million gain on the sale of the Clysar(R) business. 2001 includes net charges of $45 million for employee separation costs and write-down of assets. 2002 earnings benefited from higher sales volumes, a lower effective tax rate, and lower energy-based raw material costs.

2001 VERSUS 2000 Sales of $4.7 billion were down 12 percent reflecting 9 percent lower volume, 1 percent lower prices, and a

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

2 percent reduction from business divestitures. ATOI was $232 million compared with $578 million principally reflecting lower sales volumes and higher raw material costs.

OUTLOOK Performance Materials expects to operate in an improving business environment in 2003. While automotive builds are expected to decline modestly in North America, they are expected to increase in Europe and Asia. Packaging markets are expected to remain at current activity levels globally. These markets will continue to demand innovative products and systems made from polymer products to enhance such attributes as vehicle weight, preservation of food, and flexibility of materials. The residential construction market is expected to remain strong, and it is anticipated that the electrical/electronics market will continue to recover at a slow rate. Petroleum-based raw material costs are expected to have a significant impact on the segment's results of operations.

2003 results from the sale of engineering polymer products will depend upon global automotive builds and the recovery of the electronic and high technology markets. Earnings improvement will also depend on a combination of productivity improvements and customer-driven product, process and application innovations. The 2003 outlook for packaging and industrial polymer products will largely depend on the pace of continued economic recovery and the cost of petroleum-based raw materials. The outlook will also be affected by the success of specialty product applications in packaging, automotive, and other industrial markets. DDE expects 2003 to benefit from recent capacity additions and an improving economy. The outlook for DTF depends largely on growth in the electronic, packaging and flat panel display markets.

--------------------------------------------------------------------------------
  PHARMACEUTICALS
--------------------------------------------------------------------------------

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar(R) and Hyzaar(R). These antihypertensive drugs were discovered by DuPont and developed in collaboration with Merck & Co. DuPont has exclusively licensed worldwide marketing rights for Cozaar(R) and Hyzaar(R) to Merck. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. In conjunction with the sale of DuPont Pharmaceuticals, Bristol-Myers Squibb continues to manufacture the products for DuPont at the former DuPont Pharmaceuticals manufacturing site at Garden City, New York.

In September 2002, the U.S Food & Drug Administration approved Cozaar(R) to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy. Approvals have been granted in more than 20 countries, with additional approvals pending in Canada and certain countries in Europe.

In March 2002, at the annual meeting of the American College of Cardiology, the Losartan Intervention For Endpoint reduction in hypertension study (LIFE) results were reported and published. The study found that use of Cozaar(R) significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy compared to the beta-blocker atenolol. Merck has submitted results of the LIFE study to the FDA for inclusion in the prescribing information for Cozaar(R).

2002 VERSUS 2001 Worldwide marketing and sales of Cozaar(R) and Hyzaar(R) are the responsibility of Merck. The Pharmaceuticals segment receives royalties and net proceeds as outlined by the license agreements. The 2002 ATOI was $329 million, including $39 million of benefits resulting from adjustments related to the sale of DuPont Pharmaceuticals. The 2001 ATOI was $3,924 million, including a $3,866 million after-tax gain on the divestiture of DuPont Pharmaceuticals on October 1, 2001.

2001 VERSUS 2000 Sales of $0.9 billion were 39 percent lower principally due to the sale of DuPont Pharmaceuticals. ATOI was $3,924 million, including a $3,866 million after-tax gain on the divestiture, compared with $89 million. The latter included a $44 million charge to establish a litigation reserve.

OUTLOOK Merck has identified Cozaar(R)/Hyzaar(R) as one of their five key growth drivers. They are the first of a new class of well-tolerated blood pressure lowering medications called Angiotension II Antagonists and remain the world's most widely prescribed drugs in their class.

DuPont and Merck continue to support the growth of Cozaar(R) and Hyzaar(R) with additional clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar(R) and Hyzaar(R) collaboration to generate significant earnings for the foreseeable future.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


--------------------------------------------------------------------------------
  SAFETY & PROTECTION
--------------------------------------------------------------------------------

Safety & Protection's mission is to extend the company's knowledge, technology and experience to deliver solutions to protect people, property, operations and the environment worldwide by building on the 200-year record of DuPont as one of the safest companies in the world. Safety & Protection services a broad and diverse set of end user markets. Key growth initiatives focused the businesses on several strategic target markets, including durable structures, personal protective systems, clean and disinfect solutions, government programs, environmental solutions, surface protection, consumer safety and safety services. Highly recognized consumer brands include DuPont(TM) Tyvek(R), DuPont(TM) Corian(R), DuPont(TM) Kevlar(R) and DuPont(TM) Zodiaq(R). Other industrial brands include DuPont(TM) Tychem(R), DuPont(TM) Typar(R), DuPont(TM) Sontara(R), DuPont(TM) Nomex(R), DuPont(TM) SafeReturns(TM), DuPont(TM) Forafac(R), DuPont(TM) Foraperle(R), DuPont(TM) Krytox(R), DuPont(TM) Oxone(R), DuPont(TM) Glyclean(R), DuPont(TM) Tyzor(R), DuPont(TM) Anthium(R), and DuPont(TM) Vazo(R).

Safety & Protection's principal offerings include aramid products; nonwoven sheet structures; a wide range of specialty and industrial chemicals; solid surface materials; and safety consulting services.

2002 DEVELOPMENTS

Key growth initiatives and other important activities in Safety & Protection included:

   o The Durable Structures enterprise was created to leverage brands (Tyvek(R), Kevlar(R), and SentryGlas(R)), products, distribution and services in building construction and improvement markets. Key new durable structure products introduced during the year included Tyvek(R) Radiant Barrier(TM) weatherization systems and DuPont(TM) StraightFlash(TM), which was introduced as a companion product to DuPont(TM) FlexWrap(TM).

   o The Personal Protection enterprise was also created to leverage the significant personal protection brands (Tychem(R), Tyvek(R), Kevlar(R), Nomex(R)), products and services globally in the growing industrial and emergency response markets. The principal offerings cover threats from chemical, thermal, ballistic, dry particulate and cut hazards. The segment also offers safety management services. New products introduced include Kevlar(R) glove offerings targeted at the high dexterity and high cut resistance markets, Tychem(R) F protective garments with laminated chemical barrier film, and Nomex(R) nonwoven substrate moisture barrier for protective apparel.

   o In the Environmental Solutions market, the company was awarded a contract with Bechtel National Inc. to handle the transportation and disposal of a government chemical stockpile. The company also entered into an agreement with Motiva Enterprises, LLC to construct and operate a sulfur recovery unit at Motiva's Delaware City, Delaware facility.

   o Growth prospects in the surface protection markets were strengthened through the acquisition of Atofina's surface protection business which provides access to the European market.

   o The ChemFirst acquisition expanded the segment's presence in the polyurethanes industry through the addition of the ChemFirst aniline business. The acquisition also provided chemical intermediates offerings into the herbicides, pigments, and photographic chemicals markets. These acquired businesses are expected to contribute approximately $175 million in annual sales.

   o Safety & Protection continued to expand its portfolio of offerings by introducing new products such as Sontara(R) spunlace products presaturated with Krytox(R) lubricants for car polish wipes, H-1 certified Krytox(R) FG oils and greases for food processing equipment, and DuPont(TM) Zonyl(R) 9464 fluoroprotectants to repel grease stains on food contact paper.

2002 VERSUS 2001 Sales of $3.5 billion were 3 percent lower reflecting 3 percent lower volume. ATOI was $490 million compared with $451 million. 2001 included $34 million in charges for employee terminations and facility shutdowns. 2002 earnings reflect improved results in nonwoven products, solid surface materials, and safety consulting, more than offsetting declines in industrial chemicals and aramid products.

2001 VERSUS 2000 Sales of $3.6 billion were down 3 percent, as 6 percent lower volume was partly offset by 3 percent higher prices. ATOI was $451 million compared with $576 million, princi-

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

pally reflecting lower sales. While sales and earnings from aramids and other advanced fiber products improved reflecting increased demand for military protective products, earnings declined for nonwoven products reflecting lower margins.

OUTLOOK The outlook for Safety & Protection for 2003 is positive based on expected recovery in global industrial production and increased corporate spending positively impacting the industrial chemicals, electrical insulation, and industrial performance materials markets. Growth is also expected as a result of the integration of recent acquisitions and expansion of offerings in, and share of, the personal protection, surface protection, cleaning, disinfection, and environmental solutions markets. Further new offerings and expanded programs in the surfaces category (Corian(R) and Zodiaq(R)) are expected to generate growth. Growth expansion is also expected in the residential construction market augmented by new product offerings and in safety services from continued expansion of its global client base. Partially offsetting these anticipated improvements will be some expected softening in the North American automotive market, weaker commercial aircraft builds, continued weakness in the telecommunications industry, and continued pressure from Asian competition in several markets.

--------------------------------------------------------------------------------
  TEXTILES & INTERIORS
--------------------------------------------------------------------------------

Textiles & Interiors, the world's largest integrated fibers enterprise, focuses on three major fiber industry markets: apparel; carpet, interior and industrial uses; and nylon, polyester and elastane intermediates and related specialties. The brand portfolio includes powerful worldwide consumer brands and a number of globally recognized industrial brands. Together, these brands create market awareness and pull-through product demand that is unequalled in the industry. Textiles & Interiors' mission is to build on its industry-leading competitive advantage by combining its brand awareness with technological strength in textiles and soft floor covering fibers, a leading intermediates position, and superior operational scale and scope.

Overall, the global markets for Textiles & Interiors' products recovered modestly in 2002 from the recession of 2001. United States and most Asian markets showed strong growth early in the year as inventories were replenished, while Japan and Europe lagged. Elastane and polyester fibers and intermediates experienced strong volume growth. Nylon fiber growth was modest because of competition from polyester, but nylon intermediates growth was stronger, driven by demand for engineering polymers and non-fiber applications. The migration of the apparel manufacturing industry to less-expensive Asian production, particularly China, continued as did the consolidation of apparel mill capacity in the United States and Western Europe. In the United States, residential construction activity increased sharply in the first half of 2002, encouraged by very low interest rates. As a result, residential carpet and interior markets showed strong volume growth. Nonresidential construction continued to be weak due to excess capacity in the office and hospitality segments. This resulted in weak fiber demand from this market. Fiber demand for the automotive industry was healthy, as new vehicle production remained strong, buoyed by low interest rates and manufacturer incentives. Overall, U.S. mill consumption for fibers rebounded modestly from 2001 but excess fiber capacity globally continued to constrain prices. Margins were reduced in the second half of the year as raw material costs were driven up by oil prices while producers continued to have difficulty passing on cost increases.

Textiles & Interiors is the largest elastane fiber manufacturer worldwide and continues to be the brand leader in the high-growth stretch and recovery apparel market by fully utilizing its extensive research and development, manufacturing, sales and marketing resources. Branded and unbranded products include DuPont(TM) Lycra(R) elastane, DuPont(TM) Tactel(R) nylon and DuPont(TM) Supplex(R) nylon, DuPont(TM) Coolmax(R) performance fabrics, DuPont(TM) Thermolite(R) insulation fibers, and generic elastane, nylon and polyester that are sold into the apparel value chain. Other ready-to-wear fiber and fabric offerings emphasize additional consumer benefits incorporated in performance fabrics and insulation fibers. Recently, the DuPont(TM) Teflon(R) brand was incorporated into the portfolio to satisfy high consumer value for "easy care" brands in apparel for the ready-to-wear and home markets.

The segment is also the global leader in sales and manufacturing of nylon fiber. It markets branded and unbranded carpet fibers and commercial interiors services along with industrial nylon and polyester yarns and is among the largest reclaimers of nylon. Specific markets served include the global soft floor covering market and the footwear, packs and bags, commercial gloves, fiberfill, airbags and elastane personal care markets. The soft floor covering market includes residential, commercial,

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

transportation and rugs market segments. Textiles & Interiors provides product sales, installation, maintenance and reclamation services in the commercial carpet market space. Major brands that are marketed to flooring, interior and industrial fiber markets include DuPont(TM) Stainmaster(R), DuPont(TM) Antron(R), Lycra(R) and DuPont(TM) Cordura(R). Industry leading Stainmaster(R) and Antron(R) carpet brands offer a pipeline of new products, innovation and style to residential and commercial customers worldwide. Leading polyester brands include DuPont(TM) Coolmax(R) performance fabrics, DuPont(TM) Comforel(R) sleep products and DuPont(TM) Thermolite(R) insulation fibers. The segment is expanding the elastic fiber stretch concept to nontraditional and nonapparel end-uses.

Textiles & Interiors also produces nylon and polyester intermediates, chemical specialties, nylon salt and polymers, elastane intermediates, and engages in polyester technology licensing. With well established industrial brands like DBE(TM), DuPont(TM) Corfree(R), DuPont(TM) Dytek(R), DuPont(TM) Adi-pure(R), and DuPont(TM) Terathane(R), the segment services the adhesives, coatings and sealant markets, as well as footwear, lubricants, solvents, sporting goods, and the nylon fibers and resins markets. This part of the segment also serves the polyester fibers and resins and polyurethanes markets. Polyester intermediates have significant competitive forces impacting the business due to excess capacity, which is resulting in lower prices. Nylon intermediates have experienced steady growth resulting in capacity expansion at the company's Wilton, England, site and at its joint venture in Chalampe, France. In addition, Textiles & Interiors includes three major ventures as discussed below:

   o DuPont Far Eastern Petrochemical is a 70 percent owned venture with Far Eastern Petrochemicals, which has a major manufacturing operation in Kuan Yin, Taiwan. This venture was formed to manufacture PTA (purified terephthalic acid), a key polyester intermediate. This business represents Textiles & Interiors' largest manufacturing presence in Asia with annual revenue in excess of $400 million.

   o DuPont Sabanci Polyester Europe B. V. (DuPontSA), headquartered in the Netherlands, is a 50 percent owned joint venture formed for the development, production and sale of polyester fibers, container resins, and the intermediates PTA and DMT (dimethyl terephthalate), for markets throughout Europe, the Middle East and Africa. The venture is the largest polyester company in the region with annual revenues of about $750 million.

   o DuPont-Sabanci International, LLC (DUSA) is a 50 percent owned joint venture and the leading global supplier of nylon industrial yarn, fabrics and single-end cord serving the tire, mechanical rubber goods, webbing, ropes and cordage markets with annual sales of approximately $425 million.

2002 DEVELOPMENTS

As part of its key growth initiatives, Textiles & Interiors:

   o Received U.S. Federal Trade Commission approval of a new generic fiber subclass, ellasterell-p, in recognition of the unique qualities of the T-400 fiber innovation. T-400 brings a new level of performance and aesthetics to knits and has been commercialized under the Lycra(R) brand with selected mills and garment brands.

   o Established a 50/50 joint venture with Shinkong Synthetic Fibers Corporation in Taiwan to manufacture the new elastic fiber T-400.

   o Completed major expansions in Brazil, Singapore and China to increase elastane capacity in support of market growth.

   o Introduced "Builder Advantage Program" to offer homebuyers a "one-stop" shopping solution with Stainmaster(R) carpet to better integrate the builder and homebuyer carpet selection process.

   o Expanded sales of the new technology for softer floor covering under the DuPont(TM) Tactesse(R) brand that created a new trend and significant volume growth for fiber in residential soft floor covering markets.

   o Launched its first automotive branded carpet, DuPont(TM) Altara(TM), to provide a system of products and services to enhance automotive interiors.

   o Introduced an enhanced version of Corfree(R) M1(TM) used in lubricants, metal working fluids and corrosion inhibitors. This new addition to the industry leading Corfree(R) product line has improved active ingredients and very low levels of undesirable nitrogen compounds content.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

   o Further strengthened Adi-pure(R), the most recognized adipic acid brand in the world, in both Europe and Asia by extensive marketing and upgrading the Wilton, England production process. Adi-pure(R) was diversified into several different end-use markets including food-grade applications.

Other significant developments included:

   o As part of Textiles & Interiors' drive to capitalize on the strength of its newly combined businesses and become more competitive in response to rapidly accelerating industry structural changes, the company eliminated more than 2,000 employee positions worldwide, or 10 percent of its global workforce. More than two-thirds of the reductions are in manufacturing facilities and offices in the United States, with most of the balance in Europe. In the United States, the company shut down its Terathane(R) elastane intermediate manufacturing unit in Niagara Falls, New York, and less competitive portions of the elastane operations in Waynesboro, Virginia.

   o Textiles & Interiors' Antron(R) carpet fiber received the Scientific Certification Systems Environmentally Preferable Products certification. The segment's commercial flooring business is the first and only carpet fiber manufacturer to achieve this certification which was granted as a result of demonstrated performance with less environmental and human health impact versus competing products.

   o An impairment charge of $78 million was recorded as a cumulative effect of a change in accounting principle to write off goodwill associated with the commercial flooring business. Although the strategic intent of the business has not changed, the realization of the economic benefits from the business has been limited by poor economic conditions, particularly in the commercial office sector, and lower than expected margins in the competitive distribution market.

2002 VERSUS 2001 Sales of $6.3 billion were 3 percent lower reflecting 5 percent higher volume, more than offset by 6 percent lower prices and a 2 percent decline due to divestitures. Intermediate and apparel products both experienced lower sales. Sales were essentially flat for segment products sold into the carpet, interiors and industrial fiber markets as higher volumes offset lower prices. ATOI in 2002 was $72 million excluding a charge of $78 million attributable to the cumulative effect of a change in accounting principle as discussed above. 2002 includes a $115 million net charge related to employee separation costs and assets write-downs. In 2001, ATOI was a loss of $340 million and included $410 million for net charges related to employee separation costs and asset write-downs. While segment sales declined, earnings benefited from reduced fixed costs reflecting restructuring programs in both years, lower energy-based raw material costs, and a lower effective tax rate.

2001 VERSUS 2000 Sales of $6.5 billion were 16 percent lower reflecting 11 percent lower volume and 5 percent lower prices. ATOI was a loss of $340 million versus earnings of $740 million. The significant earnings decline reflected a combination of negative factors including very weak U.S. apparel and textile markets, higher raw material costs, lower U.S. dollar prices, and very weak global demand for carpet in both commercial and retail markets. In addition, 2001 includes $410 million in net charges resulting from employee terminations, facility shutdowns, and asset impairments as aggressive restructuring actions were taken during the year to address market conditions.

OUTLOOK As the world's largest producer and marketer of premium fibers, with manufacturing or marketing presence in every major market, Textiles & Interiors is uniquely positioned to deal with the economic conditions in the global textile and soft floor coverings industries. Textiles & Interiors will continue to experience the adverse impact of industry consolidation and a shift in manufacturing to Asia, which is expected to continue in the global textile markets, particularly in North America. As a consequence, Textiles & Interiors will focus on reducing costs and evolving its business model to become more competitive. Textiles & Interiors will continue to evaluate its various fiber business investments in changing market environments and explore strategies to optimize these investments. Petroleum-based raw material costs are expected to have a significant impact on the segment's results of operations.

Apparel growth from elastane sales (branded and generic) is anticipated in 2003, as the demand for apparel with the comfort delivered through stretch and recovery continues to grow both geographically and across garment categories. New opportunities for Lycra(R) premium stretch fiber - particularly shoes, home textiles, DuPont(TM) Leather with Lycra(R) and stretch nonwovens -

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

are poised for growth. Nylon textile industry capacity is expected to remain significantly above demand, pressuring prices in that sector.

North American and European economies are expected to improve in 2003, resulting in increased demand for carpet fiber products and services. However, demand for commercial carpet fiber is not expected to fully recover until 2004 when improved corporate profits are expected to drive higher construction spending. Auto builds and side airbag penetration will also be factors influencing the rate of anticipated growth of segment products.

The global intermediates market is expected to remain highly competitive. Several factors continue to impact sales, including weak polyester fiber market conditions in the United States and Europe, excess global capacity, and potential increases in paraxylene and ethylene glycol pricing. The company expects strong demand for PTA in Asia and continues to assess alternative strategies to optimize its polyester investments. Specialty chemical markets such as coatings, adhesives, lubricants and solvents, are expected to continue solid growth.

In February 2002, DuPont announced a plan to separate Textiles & Interiors. The company continues to consider and evaluate a complete range of separation options for Textiles & Interiors, including an initial public offering, with separation expected to occur by year-end 2003, market conditions permitting.

OTHER

The company combines the results of its nonaligned and embryonic businesses under Other. These businesses include Bio-Based Materials and Growth Initiatives. Results related to the company's discontinued Benlate(R) fungicide business are also included (see Benlate(R) discussion under Legal Proceedings on page 8 of this report). In the aggregate, sales from these businesses represent less than one percent of total segment sales.

2002 VERSUS 2001 Sales of $22 million were down 85 percent, principally reflecting the withdrawal from the Benlate(R) fungicide business in the fourth quarter 2001. ATOI was a loss of $164 million and includes charges of $50 million to increase the company's reserve for Benlate(R) litigation and $31 million to establish a reserve related to vitamins litigation associated with a previously divested joint venture. A 2001 ATOI loss of $95 million included a net charge of $37 million for employee separation costs.

2001 VERSUS 2000 Sales were $148 million in 2001, as compared to $141 million in 2000. ATOI was a loss of $95 million compared with a loss of $93 million. ATOI in 2000 included a charge of $62 million to increase the company's reserve for Benlate(R) litigation.

LIQUIDITY & CAPITAL RESOURCES

The company considers its strong financial position and financial flexibility to be a competitive advantage. The company's credit ratings of AA- and Aa3 from Standard & Poor's (S&P) and Moody's Investors Services, respectively, and its commercial paper ratings of A-l+ by S&P and Prime 1 by Moody's are evidence of that strength. This advantage is based on strong business operating cash flows over an economic cycle, a commitment to cash discipline regarding working capital and capital expenditures, and the intent to pursue a fiscally responsible policy of accretive acquisitions consistent with the missions of the company's segments.

SOURCES OF LIQUIDITY

The company's liquidity needs can be met through a variety of independent sources, including: cash from operations, cash and cash equivalents and marketable securities, commercial paper markets, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales.

The company's cash provided by operations was $2.1 billion in 2002, a $.3 billion reduction from the $2.4 billion generated in 2001. The year-over-year reduction reflects increased tax payments, primarily related to the gain on the sale of DuPont Pharmaceuticals, and reduced revenues partially offset by lower operating costs. In 2001 the company's cash provided by operations was $2.7 billion less than the $5.1 billion generated in 2000, primarily due to recession related earnings declines and the strong U.S. dollar. In addition, the 2000 cash provided by operations included a benefit of $610 million from the securitization of trade accounts receivable and a transfer from the pension trust fund of $300 million to pay retiree health care costs. No transfers were made from the pension trust fund to pay retiree health care costs in 2002 or 2001.

Cash and cash equivalents and marketable debt securities totaled $4.1 billion at December 31, 2002, reflecting a $1.7 billion decrease from December 31, 2001. The year-over-year reduction

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

is primarily due to the tax payments in 2002 associated with the 2001 gain on the sale of DuPont Pharmaceuticals.

The commercial paper market is a source of "same day" cash for the company. The company can access this market at preferred rates given its strong credit rating. The weighted-average interest rates before taxes on commercial paper for 2002, 2001 and 2000, were 1.7 percent, 4.1 percent and 6.5 percent, respectively. At December 31, 2002, DuPont's commercial paper balance was $668 million, a $593 million increase from December 31, 2001.

In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $3.9 billion in "same day" credit lines with several major financial institutions. These credit lines are split about equally between 364-day and multi-year facilities.

DuPont also has access to equity markets and to long-term debt capital markets. The company's current relatively low long-term borrowing level, strong financial position and credit rating provide access to these markets.

Proceeds from sales of assets were $196 million for 2002, primarily reflecting $143 million received from the sale of the Clysar(R) shrink film business. In 2002, there were also $122 million of settlement payments to Bristol-Myers Squibb relating to the 2001 sale of DuPont Pharmaceuticals. In 2001 proceeds from sales of assets totaled $8.1 billion, of which $7.8 billion related to the sale of DuPont Pharmaceuticals. Proceeds from sales of assets were $703 million in 2000. Additional details related to the company's sales of assets are provided in Note 26 to the Consolidated Financial Statements.

USES OF CASH

Purchases of property, plant and equipment and investments in affiliates were $1.4 billion in 2002 compared with $1.6 billion in 2001 and $2.0 billion in 2000. The company expects purchases of property, plant and equipment in 2003 to be about $1.6 billion excluding the impact, if any, from the adoption of FIN No. 46.

Payments for businesses acquired in 2002 totaled $697 million primarily consisting of two acquisitions. In May 2002, the company acquired all of the outstanding common shares of Liqui-Box Corporation for $272 million, net of cash acquired. In November 2002, the company acquired ChemFirst, Inc. for $357 million, net of cash acquired. There were no significant payments for businesses acquired in 2001 and 2000. The company continues to seek accretive acquisitions related to existing lines of business to strengthen its current portfolio. Additional details related to the acquisitions are provided in Note 26 to the Consolidated Financial Statements.

The company has paid a quarterly common dividend since its first dividend in the fourth quarter of 1904. Dividends per share of common stock were $1.40 in 2002, 2001 and 2000.

In 1998 the company's Board of Directors approved a program to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In July 2000 the company's Board of Directors approved an increase in the total number of shares of DuPont common stock remaining to be purchased under the 1998 program from about 16 million shares to the total number of shares that could be purchased for $2.5 billion. These purchases were not limited to those needed to offset dilution from shares issued under compensation programs. In 2002, the company completed the 1998 program by purchasing 10.8 million shares for $470 million. In addition, 43 million shares were purchased for $1.8 billion in 2001 and 9.5 million shares for $462 million in 2000. Of the $462 million purchased in 2000, $212 million applies to the $2.5 billion updated program.

The company's Board of Directors authorized a new $2 billion share buyback plan in June 2001. As of December 31, 2002, no shares were purchased under this program.

FINANCIAL CONDITION

At year-end 2002 the company's net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) was $2.7 billion. The following table summarizes changes in the company's consolidated net debt for 2000 through 2002.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

-------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                           2002        2001        2000
-------------------------------------------------------------------------------
Net debt - beginning of year                 $   966     $ 8,288     $ 9,984
-------------------------------------------------------------------------------
Cash provided by continuing operations         2,053       2,419       5,070
Purchases of property, plant &
   equipment & investment in affiliates       (1,416)     (1,634)     (2,022)
Net payments for businesses acquired            (697)        (78)        (46)
Proceeds from sales of assets                    196         253         703
Net proceeds from sale of
   DuPont Pharmaceuticals                       (122)      7,798          --
Dividends paid to stockholders                (1,401)     (1,460)     (1,465)
Acquisition of treasury stock                   (470)     (1,818)       (462)
Increase in minority interests                    --       1,980          --
Net cash flow from
   discontinued operations                        --        (110)         --
Other                                            134         (28)        (82)
-------------------------------------------------------------------------------
Decrease (increase) in net debt               (1,723)      7,322       1,696
Net debt - end of year                       $ 2,689     $   966     $ 8,288
================================================================================

Net debt increased $1.7 billion in 2002. Cash provided by continuing operations in 2002 reflects tax payments associated with the 2001 sale of DuPont Pharmaceuticals. The minority interest structures and the accounts receivable securitization and synthetic lease programs as described below also contributed to reduced debt levels over the three-year period.

The company restructured its debt portfolio in 2002 to take advantage of the favorable interest rate environment. Higher-rate debt of $1.3 billion was replaced with lower-rate commercial paper. In addition, the company issued two notes valued at $400 million each for five and ten year terms. The effect of the restructuring reduced year-end average interest rates from 6.1 percent to 5.0 percent. See Notes 18 and 20 to the Consolidated Financial Statements for year-end debt balances and interest rates.

To broaden sources of liquidity and improve financial flexibility, in 2002 the company implemented a commercial paper conduit program to reduce the financing costs of the accounts receivable securitization and synthetic lease programs, which were both initiated in 2000. The accounts receivable securitization program provides additional liquidity at competitive rates. The synthetic lease program improves the efficiency and effectiveness of the company's leasing activities. In 2001, the company entered into two minority interest structures. The minority interest transactions provide the company with a new source of funding at a cost essentially equivalent to debt.

MINORITY INTEREST STRUCTURES

In 2001 the company received proceeds of $2 billion from entering into two minority interest transactions. Costs incurred in connection with these transactions totaled $42 million and are being amortized on a straight-line basis over a five-year period to Minority Interest in Earnings of Consolidated Subsidiaries in the Consolidated Income Statement. The proceeds were used to reduce debt and are reported as Minority Interests in the Consolidated Balance Sheet. The company does not expect to obtain additional investment proceeds utilizing these structures.

The minority investors earn a preferred, cumulative adjustable return on their investment. The after-tax distribution reflected in Minority Interests in Earnings of Consolidated Subsidiaries for 2002 and 2001 was $36 million and $14 million, respectively, reflecting a preferred return of 1.8 percent and 2.9 percent, respectively.

In addition, amortized costs (net of taxes) of $5 million and $2 million in 2002 and 2001, respectively were reported in Minority Interests in Earnings of Consolidated Subsidiaries. Additional details related to the minority interest structures are provided in Note 22 to the Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

COMMERCIAL PAPER FACILITY

In 2002 the company implemented a commercial paper conduit program to reduce the financing costs of the company's existing accounts receivable securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. The conduit issues notes to third parties secured by the receivable interests and the equipment and real estate under synthetic leases. In addition, the notes are backed by liquidity support. As of December 31, 2002, the company was committed to provide up to $278 million of such support. The legal structure of the commercial paper conduit includes nonconsolidated entities that are not affiliated with the company through ownership interests. No director, officer or employee of the company is a director, officer or employee of any of these entities. At December 31, 2002 the fair value of the receivables and synthetic lease assets in the program was $590 million (excludes assets under construction of $103 million.) Costs of $2 million to establish the commercial paper conduit were expensed in 2002.

The accounts receivable securitization program was initiated in 2000 to sell an interest in a revolving pool of trade accounts

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

receivable. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a qualified special purpose entity (QSPE). The QSPE then sells the interest it purchased in those receivables to the commercial paper conduit. Proceeds received in 2000 from the sale of the interest were $610 million and were reflected as a reduction in trade accounts receivable. At December 31, 2000 the interest was $610 million and was reduced to $468 million at December 31, 2001 and $445 million at December 31, 2002. As of December 31, 2002 miscellaneous receivables include an overcollateralization of $214 million as security for this program. The cost of this program is competitive with other sources of financing, and cash proceeds were used to reduce debt. Expenses in connection with this program were $10 million, $27 million and $16 million in 2002, 2001 and 2000, respectively. The company may terminate the program at any time by stopping the sale of receivables. In the future, the company does not expect the interest sold in the revolving pool of receivables to exceed $500 million.

A synthetic lease program was implemented in 2000 as an alternative financing source for selected assets at competitive rates. This program has variable interest entities (VIEs) that serve as the owner/lessor and debt holder of these assets. The program is used for the sale and leaseback of corporate aircraft, rail cars and other equipment. In addition, the company has entered into agreements to lease, upon completion, manufacturing and warehousing facilities. As of December 31, 2002 the fair values of the assets under these leases were approximately $248 million and the fair values of the associated liabilities and noncontrolling interests were approximately $249 million. The lease terms range from one to seven years. Lease payments totaled $5 million in 2002, $9 million in 2001, and less than $1 million in 2000 and were reported as operating expense in the Consolidated Income Statement.

There are two other synthetic leases that are not covered under the commercial paper conduit financing program, one of which is a VIE that serves as the owner/lessor of a manufacturing facility in Singapore. As of December 31, 2002, the fair value of this asset was approximately $82 million and the fair value of the associated liabilities and noncontrolling interests was approximately $82 million. The second synthetic lease is for other miscellaneous equipment valued at approximately $66 million. Lease terms range from one to five years. Lease payments for these assets totaled $26 million in 2002, $12 million in 2001, and less than $1 million in 2000 and were reported as operating expenses in the Consolidated Income Statement.

All synthetic leases are considered operating leases and accordingly the related assets and liabilities are not recorded on the company's Consolidated Balance Sheet. Furthermore, the lease payments associated with these programs vary based on ninety-day LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $335 million at December 31, 2002. In January 2003, the FASB issued FIN No. 46, "Consolidation of Certain Variable Interest Entities." This Interpretation may impact the company's treatment of its VIEs. (See Accounting Standards Issued Not Yet Adopted beginning on page 18.)

GUARANTEES AND OTHER COMMERCIAL COMMITMENTS

Information related to the company's guarantees and other commercial commitments are summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                                                      Total at
                                                                    December 31,
   Guarantees and Other Commercial Commitments                          2002
--------------------------------------------------------------------------------
Product warranty liability(1,2)                                        $   22
Indemnification liability(1,2)                                             31
Obligations for subsidiaries, equity affiliates and others(1,3)         2,023
Residual value guarantees(1,4)                                            335
Liquidity support(1,5)                                                    128
Standby letters of credit                                                  55
--------------------------------------------------------------------------------
Total                                                                  $2,594
================================================================================

(1)  See Note 23 to the Consolidated Financial Statements.

(2)  Included in the company's Consolidated Financial Statements.

(3) Includes approximately $250 million of subsidiary bank borrowings which are recorded as debt in the company's Consolidated Financial Statements.

(4) Applicable to the company's synthetic lease program discussed above and includes $150 million of liquidity support.

(5) Applicable to the company's accounts receivable securitization program discussed above.

PRODUCT WARRANTY LIABILITY

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED


these warranties varies by product. The estimated product warranty liability for the company's products as of December 31, 2002 is $22 million. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty.

INDEMNIFICATIONS

In connection with the sale of company assets and businesses the company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the buyer. The maximum amount of future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2002 is $31 million. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

OBLIGATIONS FOR SUBSIDIARIES, EQUITY AFFILIATES AND OTHERS

The company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries, equity affiliates, and other unaffiliated companies. At December 31, 2002, the company had directly guaranteed $1,772 million of such obligations (includes approximately $250 million of subsidiary bank borrowings which are recorded as debt in the company's Consolidated Financial Statements). This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2002, the company has no liabilities recorded for these obligations other than subsidiary bank borrowings of approximately $250 million, which are recorded as debt in the company's Consolidated Financial Statements.

Existing guarantees for external customers arose as part of contractual sales agreements. Existing guarantees for subsidiaries and equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from external customers.

In addition, the company has historically guaranteed certain obligations and liabilities of Conoco Inc., its subsidiaries and affiliates, which totaled $251 million, plus interest, at December 31, 2002. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2002, the company has no liabilities recorded for these obligations.

CONTRACTUAL OBLIGATIONS

Information related to the company's significant contractual obligations is summarized in the following table (dollars in millions):

--------------------------------------------------------------------------------
                                            Payments Due In
--------------------------------------------------------------------------------

                     Total at                                        2008
Contractual        December 31,               2004-       2006-       and
Obligations            2002       2003        2005        2007      beyond
--------------------------------------------------------------------------------

Long-term debt (1)    $5,598      $ --      $1,608      $1,163      $2,827
Operating leases (2)     914       209         314         180         211
Unconditional
purchase
obligations (3)           59         9          19          18          13
Other long-term
obligations (4)          613       145         278         190           -
--------------------------------------------------------------------------------

Total                 $7,184      $363      $2,219      $1,551      $3,051
================================================================================

(1)  Included in the company's Consolidated Financial Statements.

(2) Includes synthetic leases with contractual obligations totaling $68. Excludes residual value guarantees of $335, which are discussed above.

(3)  Includes fixed obligations to purchase certain raw materials.

(4) Represents long-term contracts with Computer Sciences Corporation and Accenture LLP for information technology infrastructure and information systems consulting.

In summary, the company expects to meet its $7.2 billion contractual obligations through its normal sources of liquidity and does not expect to finance any of its $2.6 billion of guarantees and other commercial commitments. However, the company believes its financial strength and strong balance sheet could be used to satisfy these contractual obligations, guarantees and other commitments should unforeseen circumstances arise.

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

LONG-TERM EMPLOYEE BENEFITS

The company also has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's expenses and cash flows. These plans are typically defined benefit pension plans, and medical, dental and life insurance benefits for pensioners and survivors. About 80 percent of the company's worldwide benefit obligation for pensions, and 99 percent of the company's worldwide benefit obligation for retiree medical, dental and life insurance benefits, are attributable to the benefit plans covering substantially all U.S. employees. Where permitted by applicable law, the company reserves the right to change , modify or discontinue its plans that provide pension and medical, dental and life insurance benefits.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In the U.S., pension benefits are paid primarily from trust funds established to comply with U.S. federal laws and regulations. The company does not make contributions that are in excess of federal tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the company's actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. Because plan assets exceeded the funding limitations imposed by U.S. federal laws and regulations, no contributions to the principal U.S. pension plan were made in 2002 and no contributions are currently required to be made in 2003. Contributions to the principal U.S. pension plan trust fund beyond 2003 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. Pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries are provided, to the extent deemed appropriate, through separate plans.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, reduced asset valuations tend to result in higher contributions to pension plans. In 2002, the company contributed $172 million to pension plans other than the principal U.S. pension plan discussed above. Overall, the company anticipates contributions in 2003 to these pension plans to be higher; however, the impact is not expected to be significant to the company's cash flows.

Generally accepted accounting principles require an adjustment to stockholders' equity whenever the fair market value of year-end pension assets are less than the accumulated benefit obligation. For this purpose, each of the company's pension plans must be tested individually. At year-end 2002, a non-cash after-tax charge of $2.5 billion to stockholders' equity was recorded in response to lower asset valuations and somewhat higher benefit obligations as of that date. Most of this adjustment is attributable to the principal U.S. pension plan. If pension plan asset values recover adequately, this adjustment will be reversed.

Medical, dental and life insurance plans are unfunded and approved claims are paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $400 million, $423 million, and $381 million, for 2002, 2001, and 2000, respectively. This amount is expected to be about $430 million in 2003. Changes in cash requirements during this period reflect higher per capita health care costs, demographic changes, and changes in participant premiums, co-pays and deductibles.

The company's net income is significantly affected by pension benefits as well as expenses for retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company's net income over each of the last three years was favorably affected by pretax pension credits and adversely affected by pretax other postretirement benefit charges.

--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                               2002      2001      2000
--------------------------------------------------------------------------------
Pretax pension credits                             $(217)    $(374)    $(465)
Pretax other postretirement benefit charges          395       347       309
Net pretax (benefit) charge                        $ 178     $ (27)    $(156)
================================================================================

The decrease in pension credits is primarily due to lower values for pension plan assets resulting from the decline in the equity markets. The increase in other postretirement benefit expenses is primarily due to rapidly increasing medical costs.

The company's key assumptions used in calculating its long-term employee benefits are the expected return on plan assets, the rate of compensation increases, and the discount rate. In 2002, the company lowered its assumed rate of compensation increase from 5.0 percent to 4.5 percent to reflect a change in the company's outlook for future inflation. The discount rate

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

used in these calculations was determined to be 6.75 percent in 2002 based on high quality corporate bond rates. The company has lowered its long-term expected rate of return on U.S. pension plan assets from 9.5 percent to 9.0 percent in 2003. It is expected that the effect of actual investment results during 2002, coupled with the changes outlined above, will negatively impact 2003 earnings per share by $0.40 to $0.45.

With respect to other postretirement benefits, in October 2002, the company announced that it redesigned its U.S. health care plan to allow the company to continue to provide a fully competitive benefit offering to both employees and retirees. The company will continue to provide health care coverage to retirees and survivors but established limits on the company's portion of the cost of coverage. These limits are not expected to be reached for several years. For medical, the limit will apply no sooner than January 1, 2007. For dental, the changes in premium structure will take effect in 2005. It is expected that these changes, partially offset by the effect of higher medical costs, will positively impact 2003 earnings per share by approximately $0.06.

ENVIRONMENTAL MATTERS

DuPont operates global manufacturing facilities, product-handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of wastewater discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic (PBT) materials. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be so for the foreseeable future. Even though these costs may increase in the future, they are not expected to have a material impact on the company's competitive or financial position, liquidity or results of operations.

In 2002 DuPont spent about $79 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects will total $84 million in 2003. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $10 million to $20 million.

The Environmental Protection Agency (EPA) challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. The cost to DuPont of testing for HPV chemicals it makes is estimated to be a total of $8 to $10 million from 2000-2004; for the entire chemical industry, the cost of testing is estimated to be $500 million.

Global climate change is being addressed by the Framework Convention on Climate Change adopted in 1992. The Kyoto Protocol, adopted in December 1997, is an effort to establish short-term actions under the Convention. It is expected that 2003 will mark ratification of the Protocol by enough countries that it will enter into force. The United States is unlikely to ratify the Protocol and has announced a less-restrictive climate policy framework, emphasizing voluntary action. The Kyoto Protocol would establish significant emission reduction targets for six gases considered to have global warming potential and would drive mandatory reductions in developed nations outside the United States. DuPont has a stake in a number of these gases - CO2, N2O, HFCs and PFCs - and has been reducing its emissions of these gases since 1991. The company is well ahead of the target/timetable contemplated by the Protocol. However, on a global basis, the company faces prospects of country-specific restrictions where major reductions have not yet been achieved. DuPont is working to enable success of emissions trading mechanisms under the Protocol that could aid in satisfying such country-specific requirements. Emission reduction mandates within the United States are not expected in the near future, though Congressional proposals for such mandates have been introduced.

DuPont has recently discovered that very low levels of dioxins (parts per trillion to low parts per billion) and related compounds are inadvertently generated during its titanium dioxide pigment production process. The company has launched an extensive research and process engineering development program to

                                     PART II


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

identify the cause of the dioxin generation and to identify process modifications that will eliminate dioxin formation. DuPont has aggressive goals to reduce such dioxin generation by 90 percent by 2007. Over 99 percent of the dioxin generated at DuPont's production plants becomes associated with process solid wastes that are disposed in controlled landfills where public exposure is negligible.

Pretax environmental expenses charged to current operations totaled about $480 million in 2002 compared with $550 million in both 2001 and 2000. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities; and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company's overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of these expenses in 2002 resulted from the operation of water pollution control facilities and solid waste management facilities for about $134 million and $127 million, respectively. About 79 percent of total annual environmental expenses resulted from the operations in the United States.

REMEDIATION ACCRUALS

DuPont accrues for remediation activities when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. These accrued liabilities exclude claims against third parties and are not discounted. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as the Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Over the next two decades the company may incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties (PRPs). Therefore, it is difficult to develop reasonable estimates of future site remediation costs. At December 31, 2002, the company's Consolidated Balance Sheet included an accrued liability of $371 million as compared with $385 million at year-end 2001. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2002. Of the $371 million accrued liability, approximately 10 percent is for non-U.S. facilities. Approximately 73 percent of the company's U.S. environmental reserve at December 31, 2002, was attributable to RCRA and similar remediation liabilities, while 27 percent was attributable to CERCLA liabilities. During 2002, remediation accruals of $48 million were added to the reserve compared with $43 million in 2001.

REMEDIATION EXPENDITURES

RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. As contrasted by CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were approximately $42 million in 2002, $49 million in 2001 and $53 million in 2000.

The company, from time to time, receives requests for information or notices of potential liability from the EPA and state environmental agencies alleging that the company is a PRP under CERCLA or similar state statute. The company has also, on occasion, been engaged in cost recovery litigation initiated by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

sites that typically are not company owned, but allegedly contain wastes attributable to the company's past operations. As of December 31, 2002, the company had been notified of potential liability under CERCLA or state laws at 367 sites around the United States, with active remediation under way at 133 of these sites. In addition, the company has resolved its liability at 136 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 8 new sites during 2002 compared with 11 similar notices in 2001 and 13 in 2000. In 2002, 2 sites were settled by the company. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $20 million in 2002, $17 million in 2001 and $12 million in 2000.

For nearly all Superfund sites, the company's potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to the company versus that attributable to all other PRPs is relatively low. Other PRPs at sites where the company is a party typically have the financial strength to meet their obligations and, where they do not, or where PRPs cannot be located, the company's own share of liability has not materially increased. There are relatively few sites where the company is a major participant, and the cost to the company of remediation at those sites, and at all CERCLA sites in the aggregate, is not expected to have a material impact on the competitive or financial position, liquidity or results of operations of the company.

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $62 million in 2002, $66 million in 2001 and $65 million in 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Under procedures and controls established by the company's Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to hedge its exposure to foreign currency, interest rate and commodity price risks. The counterparties to these contractual arrangements are major financial institutions and major petrochemical and petroleum companies. Although the company is exposed to credit loss in the event of nonperformance by these counterparties, this exposure is managed through credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company does not anticipate nonperformance by counterparties to these contracts, and no material loss would be expected from any such nonperformance.

FOREIGN CURRENCY RISK

The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows.

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency- denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. In addition, option and forward exchange contracts are used to hedge a portion of anticipated foreign currency revenues so that gains and losses on these contracts offset changes in the related foreign currency-denominated revenues.

From time to time, the company will enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis taking into consideration the amount and duration of the exposure, market volatility and economic trends. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments into currencies offering favorable returns.

                                     PART II

INTEREST RATE RISK

The company uses a combination of financial instruments, including interest rate swaps and structured medium-term financings, as part of its program to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on LIBOR or commercial paper rates. Interest rate swaps allow the company to maintain a target range of floating rate debt.

Structured medium-term financings consist of a structured medium-term note and a concurrently executed structured medium-term swap which, for any and all calculations of the note's interest and/or principal payments over the term of the note, provide a fully hedged transaction such that the note is effectively converted to a U.S. dollar-denominated fixed or floating interest rate payment. Structured medium-term swaps allow the company to be fully hedged against fluctuations in exchange rates and interest rates and to achieve U.S. dollar fixed or floating interest rate payments below the market interest rate, at the date of issuance, for borrowings of comparable maturity.

COMMODITY PRICE RISK

The company enters into exchange-traded and over-the-counter derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases.

A portion of energy feedstock purchases is hedged to reduce price volatility using various risk management strategies. Hedged commodity purchases include natural gas, ethane and cyclohexane. In addition, certain sales of ethylene are also hedged.

Pioneer contracts with independent growers to produce finished seed inventory. Under these contracts, Pioneer compensates growers with bushel equivalents that are marketed to Pioneer for the market price of grain for a period of time following harvest. Pioneer uses derivative instruments such as commodity futures that have a high correlation to the underlying commodity to hedge the commodity price risk involved in compensating growers.

Additional details on these and other financial instruments are set forth in
Note 28 to the Consolidated Financial Statements.

VALUE AT RISK

A Value-at-Risk (VaR) analysis provides a forward-looking perspective of the maximum potential loss in fair value for a defined period of time assuming normal market conditions and a given confidence level. The company's risk management portfolio consists of a variety of hedging instruments which provide protection from volatility in the areas of interest rates, foreign currency, agricultural commodities, and energy feedstock commodities. The valuations and risk calculations for the VaR analysis were conducted using the company's risk management portfolios as of December 31, 2002 and 2001. The VaR analysis used a Monte Carlo simulation type model with an exponentially weighted covariance matrix, and employed 3,000 pseudo-random market paths including all risk factors associated with the hedging instruments in the company's risk management portfolios. The calculations were conducted over a 20 business day period at a 95 percent confidence level.

The following table details the results of the VaR analysis for each significant risk management portfolio at the end of both 2002 and 2001.

--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                  2002             2001
--------------------------------------------------------------------------------
Interest rates                                         $(30)            $(30)
Foreign currency                                       $(90)            $(20)
Agricultural commodities                               $ (7)            $(20)
Energy feedstock commodities                           $ (9)            $(14)
================================================================================

The table above represents the VaR maximum potential loss when each risk management portfolio is valued individually. VaR for the entire risk management portfolio is a loss of $80 million for 2002 and a loss of $41 million for 2001; these values reflect the diversification benefits and covariance correlation of the total portfolio. Change in the foreign currency VaR in 2002 compared to 2001 reflects higher volatilities and a larger portfolio. The VaR model results are only an estimate and are not intended to forecast actual losses that may be incurred in future periods.

Since the company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to the company's definitive 2003 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A. Information related to directors is included within the section entitled "Election of Directors". However, information regarding executive officers is contained in Part I, Item 4 of this report, pursuant to General Instruction G of this form. Compliance with Section 16(a) of the Exchange Act is also included within the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy Statement and is included in the sections entitled "Compensation of Directors," "Compensation and Stock Option Information," and "Retirement Benefits".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy Statement and is included in the section entitled "Ownership of Company Stock".

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2002

---------------------------------------------------------------------------------------------------------------------------
                                Number of Securities to be           Weighted-Average              Number of Securities
                                  Issued Upon Exercise of            Exercise Price of            Remaining Available for
                                   Outstanding Options,            Outstanding Options,            Future Issuance Under
       Plan Category               Warrants and Rights(1)           Warrants and Rights         Equity Compensation Plans(2)
---------------------------------------------------------------------------------------------------------------------------
   Equity compensation
     plans approved by
     security holders                   62,793,044                        $45.60                       31,243,286(3)
   Equity compensation
     plans not approved by
     security holders(4)                29,464,565                        $44.50                                -
---------------------------------------------------------------------------------------------------------------------------
                                        92,257,609                        $45.25                       31,243,286
===========================================================================================================================

(1) Excludes restricted stock units or stock units deferred pursuant to the terms of the company's Stock Performance Plan, Variable Compensation Plan or Stock Accumulation and Deferred Compensation Plan for Directors.

(2)  Excludes securities reflected in the first column.

(3) Reflects shares available under rolling five-year average pursuant to the terms of the shareholder-approved Stock Performance Plan (see Note 25 to the company's Consolidated Financial Statements beginning on page F-26 of this report). Does not include indeterminate number of shares available for distribution under the shareholder-approved Variable Compensation Plan.

(4) Includes options totaling 29,364,565 granted under the company's 1996, 1997 and 2002 Corporate Sharing Programs (see Note 25 to the company's Consolidated Financial Statements beginning on page F-26 of this report) and 100,000 options with an exercise price of $46.50 granted to a consultant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this Item is incorporated herein by reference to the section entitled "Election of Directors" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act rule 13a-14) within 90 days of the date of the filing of this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. In addition, there have not been any significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the company's most recent evaluation.


                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedules and Exhibits:

     1. Financial Statements (See the Index to the Consolidated Financial Statements on page F of this report).

     2.   Financial Statement Schedules - none required.

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2002.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

     3.   Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K--CONTINUED

--------------------------------------------------------------------------------
  EXHIBIT
  NUMBER                                                    DESCRIPTION
--------------------------------------------------------------------------------
    3.1    Company's Restated Certificate of Incorporation.
    3.2 Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 1998).
     4 The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
   10.1 The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended January 23, 2002 (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2002).
   10.2* Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
   10.3* Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
   10.4* Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 1998).
   10.5* Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).
   10.6* Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994, as last amended effective January 1, 2000 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
   10.7* Company's Retirement Income Plan for Directors, as last amended August 1995.
   10.8* Letter Agreement and Employee Agreement, dated as of April 22, 1999, between this company and R.R. Goodmanson (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).
   10.9 Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 ( incorporated by reference to Exhibit
           10.8 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).
   10.10 Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit
           10.9 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
   10.11 Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
    11     Statement re calculation of earnings per share.
    12     Statement re computation of the ratio of earnings to fixed charges.
    21     Subsidiaries of the Registrant.
    23     Consent of Independent Accountants.
   99.1 Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   99.2 Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)  Reports on Form 8-K

1. On October 4, 2002, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069 and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated October 3, 2002, entitled "DuPont Announces Improved Outlook For Third Quarter Earnings."

2. On October 23, 2002, a Current Report on Form 8-K, pursuant to Regulation FD, was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5,
     "Other Events," the registrant filed a news release, dated October 23, 2002, entitled "DuPont Reports Third Quarter 2002 Earnings."

3. On January 15, 2003, a Current Report on Form 8-K was filed pursuant to Regulation FD and in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5,
     "Other Events," the registrant filed a news release, dated January 15, 2003, entitled "DuPont Updates Outlook for Fourth Quarter."

4. On January 28, 2003, a Current Report on Form 8-K was furnished to the SEC pursuant to Regulation FD. Under Item 9, "Regulation FD Disclosure," the registrant furnished a news release, dated January 28, 2003, entitled "DuPont Reports Fourth Quarter and Full-Year Results."

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 28, 2003                 E. I. DU PONT DE NEMOURS AND COMPANY

                              By: /s/              G. M. PFEIFFER
                                  ----------------------------------------------
                                                   G. M. Pfeiffer
                                             Senior Vice President and
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                      ------------------------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT
 HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN
                   THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                       TITLE(S)                    DATE

                                 Chairman of the Board and    February 28, 2003
/s/ C. O. HOLLIDAY, JR.          Chief Executive Officer
--------------------------       and Director (Principal
    C. O. Holliday, Jr.          Executive Officer)

/s/   A. J. P. BELDA             Director                     February 28, 2003
--------------------------
      A. J. P. Belda

/s/     R. H. BROWN              Director                     February 28, 2003
--------------------------
        R. H. Brown

/s/   C. J. CRAWFORD             Director                     February 28, 2003
--------------------------
      C. J. Crawford

/s/   L. C. DUEMLING             Director                     February 28, 2003
--------------------------
      L. C. Duemling

/s/    E. B. DU PONT             Director                     February 28, 2003
--------------------------
       E. B. du Pont

/s/    D. C. HOPKINS             Director                     February 28, 2003
--------------------------
       D. C. Hopkins

/s/    L. D. JULIBER             Director                     February 28, 2003
--------------------------
       L. D. Juliber

/s/     G. LINDAHL               Director                     February 28, 2003
--------------------------
        G. Lindahl

/s/      M. NAITOH               Director                     February 28, 2003
--------------------------
         M. Naitoh

/s/    W. K. REILLY              Director                     February 28, 2003
--------------------------
       W. K. Reilly

/s/  H. R. SHARP, III            Director                     February 28, 2003
--------------------------
     H. R. Sharp, III

/s/     C. M. VEST               Director                     February 28, 2003
--------------------------
        C. M. Vest

                                 CERTIFICATIONS
                         PURSUANT TO SECTION 302 OF THE
                               SARBANES-OXLEY ACT

I, Charles O. Holliday, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of E. I. du Pont de Nemours and Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

                                                  /s/ CHARLES O. HOLLIDAY, JR.
                                                --------------------------------
                                                    Charles O. Holliday, Jr.
                                                   CHIEF EXECUTIVE OFFICER AND
                                                      CHAIRMAN OF THE BOARD

                                 CERTIFICATIONS
                         PURSUANT TO SECTION 302 OF THE
                               SARBANES-OXLEY ACT


I, Gary M. Pfeiffer, certify that:

1. I have reviewed this annual report on Form 10-K of E. I. du Pont de Nemours and Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

                                                   /s/   GARY M. PFEIFFER
                                                  ------------------------------
                                                         Gary M. Pfeiffer
                                                     SENIOR VICE PRESIDENT AND
                                                      CHIEF FINANCIAL OFFICER

                      E. I. DU PONT DE NEMOURS AND COMPANY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                                                                         PAGE(S)
--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:
     Responsibility for Financial Reporting                               F-1
     Report of Independent Accountants                                    F-1
     Consolidated Income Statement for 2002, 2001 and 2000                F-2
     Consolidated Balance Sheet as of December 31, 2002
        and December 31, 2001                                             F-3
     Consolidated Statement of Stockholders' Equity for 2002,
        2001 and 2000                                                     F-4
     Consolidated Statement of Cash Flows for 2002, 2001 and 2000         F-5
     Notes to Consolidated Financial Statements                         F-6-F-38
================================================================================

                                        F

RESPONSIBILITY FOR FINANCIAL REPORTING


Management is responsible for the consolidated financial statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments.

The company's system of internal controls is designed to provide reasonable assurance as to the protection of assets against loss from unauthorized use or disposition, and the reliability of financial records for preparing financial statements and maintaining accountability for assets. The company's business ethics policy is the cornerstone of our internal control system. This policy sets forth management's commitment to conduct business worldwide with the highest ethical standards and in conformity with applicable laws. The business ethics policy also requires that the documents supporting all transactions clearly describe their true nature and that all transactions be properly reported and classified in the financial records. The system is monitored by an extensive program of internal audit, and management believes that the system of internal controls at December 31, 2002, meets the objectives noted above.

The financial statements have been audited by the company's independent accountants, PricewaterhouseCoopers LLP. The purpose of their audit is to independently affirm the fairness of management's reporting of financial position, results of operations and cash flows. To express the opinion set forth in their report, they study and evaluate the internal controls to the extent they deem necessary. Their report is shown on this page. The adequacy of the company's internal controls and the accounting principles employed in financial reporting are under the general oversight of the Audit Committee of the Board of Directors. This committee also has responsibility for employing the independent accountants, subject to stockholder ratification. No member of this committee may be an officer or employee of the company or any subsidiary or affiliated company. The independent accountants and the internal auditors have direct access to the Audit Committee, and they meet with the committee from time to time, with and without management present, to discuss accounting, auditing and financial reporting matters.

/s/ CHARLES O. HOLLIDAY, JR.      /s/ GARY M. PFEIFFER
Charles O. Holliday, Jr.          Gary M. Pfeiffer
CHAIRMAN OF THE BOARD             SENIOR VICE PRESIDENT
AND CHIEF EXECUTIVE OFFICER       AND CHIEF FINANCIAL OFFICER

February 24, 2003


REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF
E. I. DU PONT DE NEMOURS AND COMPANY

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" and effective January 1, 2001, adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Two Commerce Square, Suite 1700
2001 Market Street
Philadelphia, Pennsylvania 19103

February 24, 2003

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED INCOME STATEMENT

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           2002       2001        2000
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                $24,006    $24,726     $28,268
Other income (Note 2)                                                                        516        644         934
---------------------------------------------------------------------------------------------------------------------------
   Total                                                                                  24,522     25,370      29,202
---------------------------------------------------------------------------------------------------------------------------
Cost of goods sold and other operating charges (Note 3)                                   16,296     16,727      18,196
Selling, general and administrative expenses                                               2,699      2,925       3,041
Depreciation                                                                               1,297      1,320       1,415
Amortization of goodwill and other intangible assets (Note 14)                               218        434         445
Research and development expense                                                           1,264      1,588       1,776
Interest expense (Note 4)                                                                    359        590         810
Employee separation costs and write-down of assets (Note 5)                                  290      1,078         101
Gain on sale of DuPont Pharmaceuticals (Note 6)                                              (25)    (6,136)         --
Gain on issuance of stock by affiliates - nonoperating (Note 7)                               --         --         (29)
---------------------------------------------------------------------------------------------------------------------------
   Total                                                                                  22,398     18,526      25,755
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                          2,124      6,844       3,447
Provision for income taxes (Note 8)                                                          185      2,467       1,072
Minority interests in earnings of consolidated subsidiaries                                   98         49          61
---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                        1,841      4,328       2,314
Cumulative effect of changes in accounting principles, net of income taxes (Note 9)       (2,944)        11          --
---------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                        $(1,103)    $4,339      $2,314

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 10)
   Income before cumulative effect of changes in accounting principles                     $1.84      $4.17       $2.21
   Cumulative effect of changes in accounting principles                                   (2.96)       .01          --
------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                      $(1.12)     $4.18       $2.21
---------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 10)
   Income before cumulative effect of changes in accounting principles                     $1.84      $4.15       $2.19
   Cumulative effect of changes in accounting principles                                   (2.95)       .01          --
------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                      $(1.11)     $4.16       $2.19
========================================================================================================================
                                                        SEE PAGES F6-F38 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEET

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)
----------------------------------------------------------------------------------------------------------------------------------
December 31                                                                                                    2002           2001
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                                  $  3,678       $  5,763
Marketable debt securities                                                                                      465             85
Accounts and notes receivable (Note 11)                                                                       3,884          3,903
Inventories (Note 12)                                                                                         4,409          4,215
Prepaid expenses                                                                                                175            217
Income taxes (Note 8)                                                                                           848            618
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                                      13,459         14,801
----------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (Note 13)                                                                      33,732         33,778
Less: Accumulated depreciation                                                                               20,446         20,491
----------------------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                                                         13,286         13,287
----------------------------------------------------------------------------------------------------------------------------------
GOODWILL (Note 14)                                                                                            1,167          3,746
OTHER INTANGIBLE ASSETS (Note 14)                                                                             3,109          3,151
INVESTMENT IN AFFILIATES (Note 15)                                                                            2,047          2,045
OTHER ASSETS (Notes 8 and 16)                                                                                 1,553          3,289
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                      $ 34,621       $ 40,319
==================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note 17)                                                                                 $  2,727       $  2,219
Short-term borrowings and capital lease obligations (Note 18)                                                 1,185          1,464
Income taxes (Note 8)                                                                                            47          1,295
Other accrued liabilities (Note 19)                                                                           3,137          3,089
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                                  7,096          8,067
==================================================================================================================================
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS (Note 20)                                                  5,647          5,350
OTHER LIABILITIES (Note 21)                                                                                   8,770          7,336
DEFERRED INCOME TAXES (Note 8)                                                                                1,622          2,690
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                         23,135         23,443
==================================================================================================================================
MINORITY INTERESTS (Note 22)                                                                                  2,423          2,424
----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 23)
STOCKHOLDERS' EQUITY (next page)
Preferred stock, without par value - cumulative; 23,000,000 shares authorized; issued at December 31:
   $4.50 Series - 1,672,594 shares (callable at $120)                                                           167            167
   $3.50 Series - 700,000 shares (callable at $102)                                                              70             70
Common stock, $.30 par value; 1,800,000,000 shares authorized;
   Issued at December 31, 2002 - 1,080,981,877; 2001 - 1,088,994,789                                            324            327
Additional paid-in capital                                                                                    7,377          7,371
Reinvested earnings                                                                                          10,619         13,517
Accumulated other comprehensive income (loss)                                                                (2,767)          (273)
Common stock held in treasury, at cost
   (Shares: December 31, 2002 and 2001 - 87,041,427)                                                         (6,727)        (6,727)
----------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                                 9,063         14,452
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                                      $ 34,621       $ 40,319
==================================================================================================================================
                                                                   SEE PAGES F6-F38 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Notes 24 and 25)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Accumulated                                       Total
                                  Pre-           Additional   Rein-        Other                            Total      Comprehensive
                                ferred   Common    Paid-In    vested   Comprehensive  Flexi-  Treasury   Stockholders'      Income
                                 Stock    Stock    Capital   Earnings  Income (Loss)  trust     Stock       Equity           (Loss)
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- -------------- ------------
2000
Balance January 1, 2000          $237      $342     $7,941     $11,699     $(133)     $(484)   $(6,727)     $12,875
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
Net income                                                       2,314                                        2,314        $2,314
Cumulative translation adjustment                                            (38)                               (38)          (38)
Minimum pension liability                                                      4                                  4             4
Net unrealized (loss) on securities                                          (21)                               (21)          (21)
                                                                                                                       -------------
Total comprehensive income                                                                                                 $2,259
Common dividends ($1.40 per share)                              (1,455)                                      (1,455)   =============
Preferred dividends                                                (10)                                         (10)
Treasury stock
   Acquisition                                                                                     (462)       (462)
   Retirement                                (3)       (64)       (395)                             462           -
Common stock issued
   Flexitrust                                          (96)                             204                     108
Compensation plans                                     (16)                                                     (16)
Adjustments to market value                           (106)                             106                       -
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
Balance December 31, 2000        $237      $339     $7,659     $12,153     $(188)     $(174)    $(6,727)    $13,299
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
2001
Net income                                                       4,339                                        4,339        $4,339
Cumulative translation adjustment                                            (19)                               (19)          (19)
Cumulative effect of a change in
   accounting principle                                                        6                                  6             6
Net revaluation and clearance of
   cash flow hedges to earnings                                              (32)                               (32)          (32)
Minimum pension liability                                                    (16)                               (16)          (16)
Net unrealized (loss) on                                                     (24)                               (24)          (24)
   securities                                                                                                          -------------
Total comprehensive income                                                                                                 $4,254
Common dividends ($1.40 per share)                              (1,450)                                      (1,450)   =============
Preferred dividends                                                (10)                                         (10)
Treasury stock
   Acquisition                                                                                   (1,818)     (1,818)
   Retirement                               (12)      (291)     (1,515)                           1,818          --
Common stock issued
   Flexitrust                                          (47)                             165                     118
Compensation plans                                      59                                                       59
Adjustments to market value                             (9)                               9                      --
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
Balance December 31, 2001        $237      $327     $7,371     $13,517     $(273)     $  --     $(6,727)    $14,452
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
2002
Net income (loss)                                               (1,103)                                      (1,103)      $(1,103)
Cumulative translation adjustment                                             61                                 61            61
Net revaluation and clearance of
   cash flow hedges to earnings                                               (7)                                (7)           (7)
Minimum pension liability                                                 (2,532)                            (2,532)       (2,532)
Net unrealized (loss) on                                                     (16)                               (16)          (16)
   securities                                                                                                          -------------
Total comprehensive income (loss)                                                                                         $(3,597)
Common dividends ($1.40 per share)                              (1,391)                                      (1,391)   =============
Preferred dividends                                                (10)                                         (10)
Treasury stock
   Acquisition                                                                                     (470)       (470)
   Retirement                                (3)       (73)       (394)                             470          --
Common stock issued                                     24                                                       24
Compensation plans                                      55                                                       55
------------------------------ -------- -------- ----------  --------- ------------- -------- --------- --------------
Balance December 31, 2002        $237      $324     $7,377     $10,619   $(2,767)     $  --     $(6,727)     $9,063
===================================================================================================================================
                                                                   SEE PAGES F6-F38 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF CASH FLOWS

(DOLLARS IN MILLIONS)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           2002       2001        2000
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY CONTINUING OPERATIONS
Net income (loss)                                                                       $(1,103)     $4,339      $2,314
Adjustments to reconcile net income to cash provided by continuing operations:
   Cumulative effect of changes in accounting principles (Note 9)                         2,944         (11)         --
   Depreciation                                                                           1,297       1,320       1,415
   Amortization of goodwill and other intangible assets                                     218         434         445
   Gain on sale of DuPont Pharmaceuticals (Note 6)                                          (25)     (6,136)         --
   Other noncash charges and credits - net                                                  447         965         888
   Decrease (increase) in operating assets:
      Accounts and notes receivable                                                         468         435         379
      Inventories and other operating assets                                               (476)       (362)       (727)
   Increase (decrease) in operating liabilities:
      Accounts payable and other operating liabilities                                     (106)       (634)         87
      Accrued interest and income taxes (Notes 4 and 8)                                  (1,611)      2,069         269
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by continuing operations                                           2,053       2,419       5,070
---------------------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment                                               (1,280)     (1,494)     (1,925)
Investments in affiliates                                                                  (136)       (140)        (97)
Payments for businesses (net of cash acquired)                                             (697)        (78)        (46)
Proceeds from sales of assets                                                               196         253         703
Net proceeds from sale of DuPont Pharmaceuticals (Note 6)                                  (122)      7,798          --
Net decrease (increase) in short-term financial instruments                                (318)         (2)         25
Miscellaneous - net                                                                          28        (117)         96
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by (used for) investment activities of continuing operations      (2,329)      6,220      (1,244)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid to stockholders                                                           (1,401)     (1,460)     (1,465)
Net increase (decrease) in short-term (less than 90 days) borrowings                        607      (1,588)        (95)
Long-term and other borrowings:
   Receipts                                                                                 934         904       4,996
   Payments                                                                              (1,699)     (2,214)     (6,574)
Acquisition of treasury stock (Note 24)                                                    (470)     (1,818)       (462)
Proceeds from exercise of stock options                                                      34         153          63
Increase in minority interests (Note 22)                                                     --       1,980          --
---------------------------------------------------------------------------------------------------------------------------
         Cash used for financing activities                                              (1,995)     (4,043)     (3,537)
---------------------------------------------------------------------------------------------------------------------------
Net cash flow from discontinued operations*                                                  --        (110)         --
Effect of exchange rate changes on cash                                                     186        (263)       (215)
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        $(2,085)     $4,223        $ 74
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            5,763       1,540       1,466
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $3,678      $5,763      $1,540
===========================================================================================================================
*  Payment of direct expenses related to the Conoco divestiture.   SEE PAGES F6-F38 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DuPont follows generally accepted accounting principles. The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company will adopt SFAS No. 143 on January 1, 2003. The provisions of SFAS No. 143 require companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. Based on the company's evaluation to date, the adoption of SFAS No. 143 is expected to result in a charge of approximately $.03 per share that will be reported as the cumulative effect of a change in accounting principle.

In 2002, the FASB issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The initial recognition and measurement provisions of FIN No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. As required, the company has adopted the disclosure requirements of the Interpretation as of December 31, 2002 (see Note 23). The company will apply the initial recognition and measurement provisions on a prospective basis effective January 1, 2003. The Interpretation modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The company is in the process of evaluating the recognition and measurement provisions of the Interpretation and absent any unforeseen events, management does not expect that the adoption of these provisions will have a significant impact on the company's financial condition, liquidity or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Certain Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. The company currently has relationships with three VIEs within the financing structures for its synthetic lease programs. These entities serve as the owner/lessors and debt holders of the assets in the programs. The assets and liabilities of these entities are not consolidated within the company's financial statements. As of December 31, 2002 the fair values of the assets under these programs were approximately $330 and the fair values of the associated liabilities and noncontolling interests were approximately $331. Residual value guarantees under these programs were $277 at December 31, 2002. The company is in the process of reviewing the provisions of FIN No. 46. In response to this Interpretation, the company has identified several options including: (1) consolidating the VIEs into the company's financial statements,
(2) purchasing selected assets from the VIEs, or (3) finding alternative financing sources. None of these options is expected to have a material impact on the company's consolidated financial position, liquidity, or results of operations.

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as Minority Interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. This includes majority-owned entities for which the company does not consolidate because a minority investor holds substantive participating rights. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method.

REVENUE RECOGNITION

The company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold at the time revenue is recorded. Royalty income is recognized in accordance with agreed upon terms,

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.

AFFILIATE AND SUBSIDIARY STOCK TRANSACTIONS

Gains or losses arising from issuances by an affiliate or a subsidiary of its own stock are recorded as nonoperating items.

CASH AND CASH EQUIVALENTS

Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest, which approximates fair value because of the short-term maturity of these instruments.

INVESTMENTS IN SECURITIES

Marketable debt securities represents investments in fixed and floating rate financial instruments with maturities of twelve months or less from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

Other Assets includes long-term investments in securities, which comprises marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in Other Income. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost. See Note 16.

INVENTORIES

Except for Pioneer inventories, substantially all inventories are valued at cost, as determined by the last-in, first-out (LIFO) method; in the aggregate, such valuations are not in excess of market. For Pioneer, inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

Elements of cost in inventories include raw materials, direct labor, and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower; cost is generally determined by the average cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) is carried at cost and is depreciated using the straight-line method. PP&E placed in service prior to 1995 is depreciated under the sum-of-the-years' digits method or other substantially similar methods. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 5 to 7 years. When assets are surrendered, retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized. In situations where maintenance activities are planned at manufacturing facilities, the company accrues in advance the costs expected to be incurred. Historically, the company's accruals for maintenance activities have not been significant.

GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The new standard requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, goodwill and indefinite-lived intangible assets are tested for impairment at least annually. These tests will be performed more frequently if there are triggering events. Impairment losses after initial adoption will be recorded as a part of income from continuing operations.

Definite-lived intangible assets, such as purchased technology, patents, and trademarks are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


asset. Fair market value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

ENVIRONMENTAL LIABILITIES AND EXPENDITURES

Accruals for environmental matters are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities do not include claims against third parties and are not discounted.

Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized.

INSURANCE/SELF-INSURANCE

The company self-insures certain risks where permissable by law or regulation, including workers' compensation, vehicle liability, and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks.

INCOME TAXES

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method).

FOREIGN CURRENCY TRANSLATION

The U.S. dollar is the functional currency of most of the company's worldwide operations. For subsidiaries where the U.S. dollar is the functional currency, all foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into U.S. dollars at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into U.S. dollars, and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into U.S. dollars at average exchange rates in effect during the period.

STOCK-BASED COMPENSATION

Prior to January 1, 2003, the company applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. No compensation expense has been recognized for fixed options. If compensation costs for the company's stock option plans had been determined using the fair value method of accounting as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation," the company's reported net income and earnings per share would have been reduced.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

The following table illustrates the effect on net income (loss) and earnings
(loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

-------------------------------------------------------------------------------
                                                   2002        2001       2000
-------------------------------------------------------------------------------
Net income (loss), as reported                   $(1,103)     $4,339     $2,314
Add: Stock-based employee compensation
   expense (benefit) included in
   reported net income (loss), net of
   related tax effects                                 3           2        (17)
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax effects            171         110         64
-------------------------------------------------------------------------------
Pro forma net income (loss)                      $(1,271)     $4,231     $2,233
-------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic-as reported                             $ (1.12)     $ 4.18     $ 2.21
   Basic-pro forma                               $ (1.29)     $ 4.07     $ 2.13
   Diluted-as reported                           $ (1.11)     $ 4.16     $ 2.19
-------------------------------------------------------------------------------
   Diluted-pro forma                             $ (1.28)     $ 4.05     $ 2.11
===============================================================================

See Note 25 for additional information regarding the company's compensation plans.

Effective January 1, 2003, the company will adopt the fair value recognition provisions of SFAS No. 123, as amended, prospectively for all new awards granted to employees after January 1, 2003.

HEDGING AND TRADING ACTIVITIES

Derivative instruments are reported on the balance sheet at their fair values. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments will generally be offset on the income statement by changes in the fair value of the hedged items. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated Other Comprehensive Income (Loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, gains or losses realized at termination are deferred and included in the measurement of the hedged transaction. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction, and the derivative is reclassified as for trading purposes. Derivatives designated as a hedge of an anticipated transaction are reclassified as for trading purposes if the anticipated transaction is no longer likely to occur.

In the Consolidated Statement of Cash Flows, the company reports the cash flows resulting from its hedging activities in the same category as the related item that is being hedged.

See Note 28 for additional discussion regarding the company's objectives and strategies for derivative instruments.

PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications of prior years' data have been made to conform to 2002 classifications.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


2.   OTHER INCOME

--------------------------------------------------------------------------------
                                               2002          2001       2000
--------------------------------------------------------------------------------
Royalty income(1)                             $ 128          $155      $ 160
Interest income, net of miscellaneous
   interest expense                              97           146        168
Equity in earnings (losses) of
   affiliates (see Note 15)                      36           (43)       289
Gains (losses) on sales of assets                30            47        394(2)
Exchange gains (losses)                        (294)(3)       (29)       (35)
Cozaar(R)/Hyzaar(R)income                       469           321         92
Miscellaneous income and
   expenses - net                                50            47       (134)(4)
--------------------------------------------------------------------------------
                                              $ 516          $644      $ 934
================================================================================

(1) Excludes Cozaar(R)/Hyzaar(R)royalties which are reported within Cozaar(R)/Hyzaar(R)income.

(2) Includes gains of $176 resulting from the sale by Pioneer of certain investment securities and $94 associated with the company's sale of a portion of its interest in DuPont Photomasks, Inc.

(3) Includes net exchange losses of $195 which resulted from hedging an increased net monetary asset position and a weakening U.S. dollar; such losses are largely offset by associated tax benefits. Also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar denominated trade receivables to Argentine Pesos and moving from a preferential to a free market exchange rate.

(4) Includes a $342 noncash charge associated with writing down the company's investment in WebMD to estimated fair market value in recognition that such decline is other than temporary and writing off warrants returned to WebMD in connection with terminating the company's 1999 health care collaboration agreement.

3.   COST OF GOODS SOLD AND OTHER OPERATING CHARGES

In accordance with purchase accounting rules, Pioneer inventories which were acquired on October 1, 1999, were recorded at estimated fair value. The increase in inventory values above Pioneer's pre-acquisition historical cost was, under the FIFO method, recorded in cost of goods sold as the inventory on hand at the acquisition date was sold. This inventory step-up resulted in noncash charges to cost of goods sold of $140 and $609 in 2001 and 2000, respectively.

4.   INTEREST EXPENSE

--------------------------------------------------------------------------------
                                             2002           2001           2000
--------------------------------------------------------------------------------
Interest incurred                           $ 404          $ 652          $ 879
Interest capitalized                          (45)           (62)           (69)
--------------------------------------------------------------------------------
                                            $ 359          $ 590          $ 810
================================================================================

Interest incurred in 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors. Due to the company's early adoption of SFAS No. 145 effective April 1, 2002, such extinguishment of debt was not considered extraordinary as defined by APB Opinion No. 30 and therefore, is reported as a component of Income before Cumulative Effect of Changes in Accounting Principles.

Interest paid (net of amounts capitalized) was $402 in 2002, $641 in 2001 and $823 in 2000.

5.   EMPLOYEE SEPARATION COSTS AND WRITE-DOWN OF ASSETS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires that companies recognize costs associated with exit or disposal activities when incurred rather than at the date of a commitment to an exit or disposal plan. The company adopted this standard effective July 1, 2002. The adoption of this standard impacts restructuring programs initiated after July 1, 2002.

2002 ACTIVITIES

During 2002, the company recorded a net charge of $290. Charges of $353 are discussed below. These charges were partially offset by a benefit of $63; $31 is discussed under 2001 Activities and reflects changes in estimates related to restructuring initiatives; $2 is discussed under 2000 Activities and reflects higher than expected proceeds from the sale of assets; and $30 is discussed under Other Activities and reflects a favorable litigation settlement.

Restructuring programs were instituted in 2002 in Coatings & Color Technologies and Textiles & Interiors. In addition, asset write-downs were recorded in Agriculture & Nutrition and Textiles & Interiors. Charges related to these activities totaling $353 reduced segment earnings as follows: Agriculture & Nutrition - $37; Coatings & Color Technologies - $69; Textiles & Interiors - $247.

AGRICULTURE & NUTRITION

Within Agriculture & Nutrition, an impairment charge of $37 was recorded in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. This charge principally covers the write-down of the net book value of the facilities to fair value less costs to sell. The transaction is expected to close during the first half of 2003.

COATINGS & COLOR TECHNOLOGIES

A restructuring program was instituted within Coatings & Color Technologies to enhance its position as a leader in the highly

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. Charges of $69 relate to employee termination payments for approximately 775 employees involved in technical, manufacturing, marketing, and administrative activities. The termination program was authorized and benefits were communicated to employees in the fourth quarter 2002, and such benefits may be settled over time or at the time of termination. About 175 employees have been terminated as of December 31, 2002, and the remaining employees will cease working by December 31, 2003. Payments to employees will begin in 2003.

TEXTILES & INTERIORS

A restructuring program was initiated within Textiles & Interiors to better align the business with accelerating structural changes to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. Charges resulting from these activities totaled $208. The charges include $153 related to termination payments for approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities. The termination program was authorized and benefits were communicated to employees in the second quarter 2002, and such benefits may be settled over time or at the time of termination. At December 31, 2002 about 1,425 employees had been terminated. Employee terminations will be completed before July 2003. At December 31, 2002, approximately $42 had been settled and charged against the related liability.

Charges of $55 relate to the write-down of operating facilities that were shut down during the second quarter principally due to transferring production to more cost competitive facilities. These charges cover the net book value of facilities in the United States and South America of $42 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap of $13. Dismantlement and removal activities are expected to be complete in 2003. At December 31, 2002, approximately $7 had been settled and charged against the liability for dismantlement and removal. The effect of these shutdowns on operating results was not material.

The company also recorded a charge of $39 associated with its decision to withdraw from a joint venture in China due to depressed market conditions. The charge covers the write-off of the company's investment in this joint venture.

Account balances and activity for the 2002 restructuring programs are summarized below:

--------------------------------------------------------------------------------
                                       Write-     Employee      Other
                                        down     Separation      Exit
                                      of Assets     Costs       Costs      Total
--------------------------------------------------------------------------------
Charges to income in 2002              $ 118        $ 222        $13       $353
Changes to accounts
   Employee separation settlements                    (42)                  (42)
   Facility shutdowns                   (118)                              (118)
   Other expenditures                                             (7)        (7)
--------------------------------------------------------------------------------
Balance at December 31, 2002           $  --        $ 180        $ 6       $186
================================================================================

2001 ACTIVITIES

During 2001, the company recorded a net charge of $1,078. Charges of $1,087 are discussed below. These charges were partially offset by a benefit of $9 to reflect changes in estimates related to restructuring initiatives discussed below under 2000 Activities and Other Activities.

Restructuring programs were instituted in 2001 to further align resources consistent with the specific missions of the company's segments thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions, particularly in the United States. In addition, write-downs of assets were recorded in Agriculture & Nutrition and Textiles & Interiors. Charges related to these activities totaling $1,087 reduced segment earnings as follows: Agriculture & Nutrition - $154; Coatings &Color Technologies - $67; Electronic & Communication Technologies - $40; Performance Materials - $71; Safety & Protection - $51; Textiles & Interiors - $647; and Other - $57. These charges were partially offset by a net benefit in 2002 of $31 that increased earnings principally in Agriculture & Nutrition - $4; Coatings & Color Technologies - $2; Performance Materials - $4; Safety & Protection - $4; Textiles & Interiors - $14; and Other - $2.

These charges included $432 related to termination payments for approximately 5,500 employees involved in technical, manufacturing, marketing, and administrative activities. Charges have been reduced by estimated reimbursements pursuant to a manufacturing alliance with a third party. These charges reduced segment earnings as follows: Agriculture & Nutrition - $64; Coatings & Color Technologies -$38; Electronic & Communication Technologies - $40; Performance Materials - $48; Safety & Protection - $33; Textiles & Interiors - $152; and

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


Other - $57. The termination program was authorized and benefits were communicated to employees in the second quarter 2001, and such benefits may be settled over time or at the time of termination. A net benefit of $15 was recorded in 2002 to reflect lower estimated benefit settlements to terminated employees principally in Agriculture & Nutrition - $2; Coatings & Color Technologies - $2; Safety & Protection - $2; Textiles & Interiors - $5; and Other - $2. At December 31, 2002, approximately $371 had been settled and charged against the related liability. At June 30, 2002, essentially all employees had been terminated, thereby completing this portion of the program.

These charges also included $293 related to the write-down of operating facilities that were shut down principally due to transferring production to more cost competitive facilities. The charge covers the net book value of the facilities of $214 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap and reimbursements from third parties of $79. The largest component which totals $225 relates to the shutdown of Textiles & Interiors manufacturing facilities in Argentina; Germany; Camden, South Carolina; Chattanooga, Tennessee; Seaford, Delaware; and Wilmington and Kinston, North Carolina. Other charges of $68 are principally related to the shutdown of operating facilities in Agriculture & Nutrition, Performance Materials and Safety & Protection. A net benefit of $16 was recorded in 2002 principally to reflect lower dismantlement and removal costs in Agriculture & Nutrition - $2; Performance Materials - $3; Safety & Protection - $2; and Textiles & Interiors - $8. At December 31, 2002, approximately $62 had been settled and charged against the liability for dismantlement and removal, thereby essentially completing this portion of the program. The effect of these shutdowns on operating results was not material.

In connection with the final integration of the Herberts acquisition by the automotive coatings business, a charge of $20 relates to the cancellation of contractual agreements. About $19 had been settled and charged against this liability at December 31, 2002. Termination of services under these contractual agreements were completed in 2002. The effect of these contract terminations on operating results was not material.

An additional charge of $342 relates to the write-down of assets to their net realizable values. A charge of $270 was recorded in Textiles & Interiors in connection with the company's announcement that it had reached a definitive agreement to sell its U.S. polymer grade TPA (terephthalic acid) and Melinar(R) PET container resins businesses along with their associated manufacturing assets in Wilmington and Fayetteville, North Carolina, and Charleston, South Carolina, and to exit a polyester staple fiber joint venture. The transaction closed in July 2001. This reflects a continuation of the company's previously announced strategy to reshape its polyester investment. In addition, the company recorded charges totaling $72 to write down intangible assets in Agriculture & Nutrition. A charge of $30 was recorded pursuant to a sale of intellectual property that closed in July 2001. The company had previously established an intangible asset in connection with acquired patents principally related to wheat-based food ingredients. Due to significantly lower than expected opportunities in the specialty food ingredient market, the company has exited this market segment. An additional charge of $42 was recorded in Agriculture & Nutrition to write down an intangible asset due to a deteriorating market outlook that resulted in discontinuing development efforts for high oil corn products using the TOPCROSS(R) system. As a result, an impairment charge was recorded to write down the intangible asset to its estimated fair value based on the present value of future cash flows.

Account balances and activity for the 2001 programs are summarized below:

--------------------------------------------------------------------------------
                                        Write-     Employee    Other
                                         down     Separation    Exit
                                       of Assets    Costs      Costs     Total
--------------------------------------------------------------------------------
Charges to income in 2001                $ 556      $ 432      $ 99      $1,087
Changes to accounts
   Asset impairments                      (342)                            (342)
   Employee separation settlements                   (217)                 (217)
   Facility shutdowns                     (214)                            (214)
   Other expenditures                                           (28)        (28)
--------------------------------------------------------------------------------
Balance at December 31, 2001             $  --      $ 215      $ 71      $  286
--------------------------------------------------------------------------------
Changes to accounts
   Credits to income in 2002                          (15)      (16)        (31)
   Employee separation settlements                   (154)                 (154)
   Other expenditures                                           (53)        (53)
--------------------------------------------------------------------------------
Balance at December 31, 2002             $  --      $  46      $  2      $   48
================================================================================

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


2000 ACTIVITIES

During 2000, the company recorded a net charge of $101. Charges totaling $124 relate to restructuring activities in: Coatings & Color Technologies - $96; and Safety & Protection - $28. In 2000, these charges were partially offset by a benefit of $23 to reflect changes in estimates related to restructuring initiatives and higher than expected proceeds from the sale of assets as discussed below under Other Activities.

COATINGS & COLOR TECHNOLOGIES

The automotive coatings business instituted a restructuring program (Phase II) to continue the consolidation of business assets and to eliminate redundancies as a result of the acquisition of Herberts in 1999. Charges resulting from these activities totaled $96. The charges include $71 related to termination payments to be settled over time for about 1,000 employees involved in technical, manufacturing, marketing and administrative activities. As of June 30, 2001, essentially all employees had been terminated. At December 31, 2002, about $70 had been settled and charged against the related liabilities. Charges of $13 relate to the write-down of operating facilities in Germany and the United States that were shut down in the second quarter of 2000. In 2002 the company reflected a benefit of $2 due to higher than expected proceeds from the sale of business assets. The remaining charge of $12 relates to the cancellation of contractual agreements. A net benefit of $2 was recorded in 2001 to reflect lower than expected costs associated with contract cancellations. At December 31, 2001, about $10 had been settled and charged against the related liability, thereby completing these activities.

SAFETY & PROTECTION

A restructuring program was instituted to address poor economic and intensely competitive market conditions for the specialty and performance chemicals business. Charges resulting from this restructuring totaled $28. This charge includes $24 related to the write-down of operating facilities at the New Jersey Chambers Works site that were shut down in the third quarter. The charge covers the net book value of the facilities of $15 and estimated dismantlement and removal costs less estimated proceeds from the sale of equipment and scrap of $9. The effect of this shutdown on operating results was not material. At December 31, 2001, about $9 had been settled and charged against the liability for dismantlement and removal, thereby completing these activities. The remaining restructuring charge of $4 relates to employee termination payments to be settled over time for approximately 65 employees involved in manufacturing and technical activities. As of March 31, 2001, essentially all employees had been terminated, and at December 31, 2001, about $4 in employee termination payments had been settled and charged against the related liability, thereby completing the program.

Account balances and activity for the 2000 restructuring programs are summarized below:


--------------------------------------------------------------------------------
                                              Write-   Employee   Other
                                               down   Separation   Exit
                                            of Assets    Costs    Costs    Total
--------------------------------------------------------------------------------
Charges to income in 2000                      $ 28      $ 75      $ 21    $124
Changes to accounts
   Employee separation settlements                        (27)              (27)
   Facility shutdowns                           (28)                        (28)
   Other expenditures                                                (5)     (5)
--------------------------------------------------------------------------------
Balance at December 31, 2000                   $ --      $ 48      $ 16    $ 64
================================================================================
Changes to accounts
   Credits to income in 2001                                         (2)     (2)
   Employee separation settlements                        (41)              (41)
   Other expenditures                                               (14)    (14)
--------------------------------------------------------------------------------
Balance at December 31, 2001                   $ --      $  7      $ --    $  7
-------------------------------------------------------------------------------
Changes to accounts
   Employee separation settlements                         (6)               (6)
-------------------------------------------------------------------------------
Balance at December 31, 2002                   $ --      $  1      $ --    $  1
===============================================================================

OTHER ACTIVITIES

During 1999 and 1998, the company implemented activities involving employee terminations and write-down of assets. For the 1999 activities, a net benefit of $11 was recorded in 2000 and an additional net benefit of $7 was recorded in 2001 to reflect lower than expected costs principally in Agriculture & Nutrition. For the 1998 activities, a net benefit of $12 was recorded in 2000 to reflect lower than expected costs principally in Textiles & Interiors. Both programs are complete. The remaining employee separation settlements totaling $5 principally represent stipulated installment payments to terminated employees. In addition, in 2002 the company recorded a benefit of $30 in Textiles & Interiors resulting principally from a favorable litigation settlement associated with the company's exit from a joint venture in China in 1999.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

6.   GAIN ON SALE OF DUPONT PHARMACEUTICALS

On October 1, 2001, the company sold substantially all of the net assets of DuPont Pharmaceuticals to Bristol-Myers Squibb Company and recorded net proceeds of $7,798. The company has retained its interest in the collaboration relating to Cozaar(R)/Hyzaar(R) antihypertensive drugs .

The unaudited results of operations for the business sold to Bristol-Myers Squibb for the nine months ended September 30, 2001, were as follows:

--------------------------------------------------------------------------------
                                                                          2001
--------------------------------------------------------------------------------
Sales                                                                     $902
After-tax operating income (loss)*                                        (289)
================================================================================

* Excludes corporate expenses, interest, exchange gains (losses) and corporate minority interests.

As a result of this transaction, the company recorded a pretax gain in 2001 of $6,136 ($3,866 after-tax), which included charges that were a direct result of the decision to divest DuPont Pharmaceuticals. Under the terms of the sale agreement, the purchase price was subject to adjustment for finalization of net working capital, transfer of pension assets, and settlement of tax liabilities. The resolution of these matters in 2002 resulted in an additional pretax gain of $25 ($39 after-tax) on the sale.

7.   GAIN ON ISSUANCE OF STOCK BY AFFILIATES - NONOPERATING

In July 2000, DuPont Photomasks, Inc. sold about 1.4 million shares of its common stock to unrelated parties at a price of $77 per share, which raised net cash proceeds of $104. As a result of this transaction, the company's ownership interest in DuPont Photomasks was reduced from approximately 38.5 percent to
35.3 percent. The company recorded a pretax gain of $29 that represents the increase in the company's equity investment in DuPont Photomasks which resulted from the issuance of stock at a price in excess of book value. The company provided for deferred income taxes as a result of the transaction. During 2001, the company further reduced its ownership interest in DuPont Photomasks to about 20 percent.

8.   PROVISION FOR INCOME TAXES

--------------------------------------------------------------------------------
                                               2002         2001         2000
--------------------------------------------------------------------------------
Current tax expense (benefit):
   U.S. federal                              $   20       $1,384       $  489
   U.S. state and local                         (62)         120           27
   International                                225          376          515
--------------------------------------------------------------------------------
                                                183        1,880        1,031
Deferred tax expense (benefit):
   U.S. federal                                 (71)         565         (128)
   U.S. state and local                          37           22           (1)
   International                                 36           --          170
--------------------------------------------------------------------------------
                                                  2          587           41
-------------------------------------------------------------------------------
Provision for income taxes                   $  185       $2,467       $1,072
-------------------------------------------------------------------------------
Stockholders' equity:
   Stock compensation(1)                        (12)         (38)         (19)
   Cumulative effect of a change in
       accounting principle(2)                   --            4           --
   Net revaluation and clearance of
      cash flow hedges to earnings(2)            (4)         (20)          --
   Minimum pension liability(2)              (1,237)         (10)           3
   Net unrealized gains (losses)
      on securities(2)                           (1)         (15)         (21)
--------------------------------------------------------------------------------
                                             $(1,069)     $2,388       $1,035
================================================================================

(1) Represents deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect net income.

(2) Represents deferred tax charges (benefits) recorded as a component of Accumulated Other Comprehensive Income (Loss) in stockholders' equity. See
     Note 24.

Total income taxes paid on worldwide operations were $1,691 in 2002, $456 in 2001 and $791 in 2000.

Deferred income taxes result from temporary differences between the financial and tax bases of the company's assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards included in the deferred income tax provision are as follows:

--------------------------------------------------------------------------------
                                                  2002        2001        2000
--------------------------------------------------------------------------------
Depreciation                                      $ 29        $ (3)       $157
Accrued employee benefits                          119         202          63
Other accrued expenses                             (85)        (14)         34
Inventories                                         17          63        (143)
Unrealized exchange loss                            --          (2)         (4)
Investment in subsidiaries and affiliates           31          31         102
Amortization of intangibles                       (168)        296        (102)
Other temporary differences                        166          30         (53)
Tax loss/tax credit carryforwards                 (114)        (38)        (19)
Valuation allowance change - net                     7          22           6
--------------------------------------------------------------------------------
                                                  $  2        $587        $ 41
================================================================================

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


The significant components of deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

--------------------------------------------------------------------------------
                                           2002                      2001
--------------------------------------------------------------------------------
Deferred Tax                        Asset     Liability       Asset    Liability
--------------------------------------------------------------------------------
Depreciation                       $   --      $ 1,975       $   --     $1,920
Accrued employee benefits           3,157          379        3,141       1,521
Other accrued expenses                502            2          417           5
Inventories                           173          196          203         207
Unrealized exchange gains              23            6           39          15
Tax loss/tax credit carryforwards     362           --          218          --
Investment in subsidiaries
   and affiliates                       2          188           45         197
Amortization of intangibles            89          774          171         990
Other                                 417        1,595          349       1,300
--------------------------------------------------------------------------------
                                   $4,725      $ 5,115       $4,583      $6,155
Valuation allowance                  (239)                     (232)
--------------------------------------------------------------------------------
                                   $4,486                    $4,351
================================================================================

Current deferred tax assets of $594 and $618 at December 31, 2002 and 2001, respectively, are included in the caption Income Taxes within current assets of the Consolidated Balance Sheet. In addition, deferred tax assets of $441 and $313 are included in Other Assets at December 31, 2002 and 2001, respectively. See Note 16. Deferred tax liabilities of $42 and $45 at December 31, 2002 and 2001, respectively, are included in the caption Income Taxes within current liabilities of the Consolidated Balance Sheet.

An analysis of the company's effective income tax rate follows:


--------------------------------------------------------------------------------
                                               2002         2001         2000
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate         35.0%        35.0%        35.0%
International operations, including
   settlements                                (19.0)        (0.8)        (2.8)
Lower effective tax rate on export sales       (2.2)        (0.6)        (1.7)
Postemployment costs                           (2.3)          --           --
Other - net                                    (2.8)         2.4          0.6
--------------------------------------------------------------------------------
                                                8.7%        36.0%        31.1%
================================================================================

Income tax expense in 2002 benefited from the increased utilization of foreign tax credits, tax benefits associated with foreign exchange contracts and the agreement on certain prior year audit issues partly offset by an additional tax contingency.


Income before income taxes and minority interests shown below is based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, the income tax provision shown above as United States or international does not correspond to the earnings shown in the following table:

--------------------------------------------------------------------------------
                                               2002         2001         2000
--------------------------------------------------------------------------------
United States (including exports)            $1,227       $6,131       $1,544
International                                   897          713        1,903
--------------------------------------------------------------------------------
                                             $2,124       $6,844       $3,447
================================================================================

At December 31, 2002, unremitted earnings of subsidiaries outside the United States totaling $10,320 were deemed to be permanently invested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. At December 31, 2002, the tax effect of such carryforwards approximated $362. Of this amount, $127 has no expiration date, $14 expires after 2002 but before the end of 2007, and $221 expires after 2007.

9.   CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and indefinite-lived intangible assets no longer be amortized. In addition, an initial impairment test of goodwill and indefinite-lived intangible assets as of January 1, 2002, needed to be performed. Thereafter, impairment tests must be performed annually or more frequently if there are triggering events. If the initial test resulted in impairment, an adjustment was to be recorded in net income as a cumulative effect of a change in accounting principle (net of tax). Impairment losses after the initial adoption impairment are to be recorded as part of income from continuing operations.

During the second quarter of 2002, the company completed its initial review of goodwill and recorded a cumulative effect of a change in accounting principle charge of $2,944, effective January 1, 2002, to reduce the carrying value of its goodwill. Agriculture & Nutrition accounts for $2,866 of this noncash impairment loss, and Textiles & Interiors accounts for the remaining $78. As there is no tax benefit associated with this charge (goodwill arose in connection with the acquisition of stock versus a purchase of assets), both the pretax and after-tax amounts are the same.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


A variety of fair valuation methods were used in measuring for impairment, including discounted net cash flow and comparable company multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). The primary factors that resulted in the impairment charge in Agriculture & Nutrition were the difficult economic environment in the agriculture sector, slower than expected development of and access to traits based on biotechnology, and a slower than expected rate of acceptance by the public of new agricultural products based on biotechnology. While the original strategic intent of the Textiles & Interiors commercial flooring business has not changed, the realization of the economic benefits from the business has been limited by poor economic conditions, particularly in the commercial office sector, and lower than expected margins in the competitive distribution market. These factors contributed to goodwill impairment in this segment. No impairment charge was appropriate for either of these businesses under the FASB's previous impairment standard, which was based on undiscounted cash flows.

On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle benefit of $19 ($11 after-tax). The primary component of this gain is related to the company's position in certain stock warrants, which were previously accounted for as available-for-sale securities for which changes in fair value had been reflected in Accumulated Other Comprehensive Income (Loss). The company also recorded a pretax increase to Accumulated Other Comprehensive Income (Loss) of $10 ($6 after-tax). The increase in Accumulated Other Comprehensive Income
(Loss) is primarily due to unrealized gains in agricultural commodity hedging programs.

10.  EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. Net income (loss) is adjusted by preferred dividends of $10 in 2002, 2001, and 2000 in reaching income available to common stockholders. For diluted earnings per share, the numerator is adjusted to recognize reduced share of earnings assuming options in subsidiary company stock are exercised, if the effect of this adjustment is dilutive. The denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

--------------------------------------------------------------------------------
                            2002                  2001                  2000
--------------------------------------------------------------------------------
Basic                    994,355,229         1,035,992,748         1,043,358,416
Diluted                  998,737,040         1,041,164,629         1,051,042,524
================================================================================

Average stock options of 53,988,901, 41,302,525 and 29,814,855 are antidilutive as the exercise price is greater than the average market price for the period and, therefore, are not included in the diluted earnings per share calculation for the years 2002, 2001 and 2000, respectively.

Treasury stock and shares held by the Flexitrust are not considered as outstanding in computing the weighted-average number of common shares. During 2001, shares in the Flexitrust were depleted and the trust arrangement was terminated.

11.  ACCOUNTS AND NOTES RECEIVABLE

--------------------------------------------------------------------------------
December 31                                               2002           2001
--------------------------------------------------------------------------------
Trade - net of allowances of $194 in 2002
   and $198 in 2001                                     $2,913         $2,914
Miscellaneous                                              971            989
--------------------------------------------------------------------------------
                                                        $3,884         $3,903
================================================================================

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $176 for 2002 and $161 for 2001.

In 2000, the company entered into an accounts receivable securitization program to sell an interest in a revolving pool of its trade accounts receivable. Proceeds received in 2000 were $610 and were reflected as a reduction in trade accounts receivable. In 2002, the company implemented a commercial paper conduit financing program to reduce the financing costs of the accounts receivable securitization program by gaining direct access to the asset backed commercial paper market. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a qualified special purpose entity. This entity then sells the interest it purchased in those receivables to the commercial paper conduit. The revolving balance under this program totaled $445 at December 31, 2002 and $468 at December 31, 2001. Expenses incurred in connection with the accounts receivable securitization program totaled $10, $27 and $16 in 2002, 2001 and 2000, respectively, and are included in Other Income. Miscellaneous receivables include an overcollateralization of $214 and $130 at December 31, 2002 and 2001, respectively, provided for under terms of the program.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

12.  INVENTORIES

--------------------------------------------------------------------------------
December 31                                             2002            2001
--------------------------------------------------------------------------------
Finished products                                    $ 2,734         $ 2,652
Semifinished products                                  1,239           1,185
Raw materials and supplies                               880             844
--------------------------------------------------------------------------------
                                                       4,853           4,681
Adjustment of inventories to a LIFO basis               (444)           (466)
--------------------------------------------------------------------------------
                                                     $ 4,409         $ 4,215
================================================================================

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding Pioneer, inventories valued under the LIFO method comprised 79 percent of consolidated inventories before LIFO adjustment at December 31, 2002 and 2001. Pioneer inventories of $826 and $745 at December 31, 2002 and 2001, respectively, were valued under the FIFO method.

13.  PROPERTY, PLANT AND EQUIPMENT

--------------------------------------------------------------------------------
December 31                                        2002                  2001
--------------------------------------------------------------------------------
Buildings                                       $ 4,366               $ 4,275
Equipment                                        27,663                27,842
Land                                                477                   453
Construction                                      1,226                 1,208
--------------------------------------------------------------------------------
                                                $33,732               $33,778
================================================================================

Property, Plant and Equipment includes gross assets acquired under capital leases of $128 and $142 at December 31, 2002 and 2001, respectively; related amounts included in accumulated depreciation were $54 and $67 at December 31, 2002 and 2001, respectively.

14.  GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL:

Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill was discontinued. Changes in Goodwill for the period ended December 31, 2002 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                               Balance                        Goodwill                         Balance
                                                as of         Assembled      Adjustments     Cumulative         as of
                                            December 31,      Workforce          and          Effect of     December 31,
                                                2001      Reclassification  Acquisitions      Adoption          2002
---------------------------------------------------------------------------------------------------------------------------
Agriculture & Nutrition                       $2,891            $55(1)          $153(2)      $(2,866)           $233
Coatings & Color Technologies                    711             --                7              --             718
Electronic & Communication Technologies           40             --               77(3)           --             117
Performance Materials                              2             --               --              --               2
Pharmaceuticals                                   --             --               --              --              --
Safety & Protection                               12             --               73(3)           --              85
Textiles & Interiors                              88             --               --             (78)             10
Other                                              2             --               --              --               2
---------------------------------------------------------------------------------------------------------------------------
                                              $3,746            $55             $310         $(2,944) (4)     $1,167
===========================================================================================================================

(1) Reclassification of assembled workforce required upon adoption of SFAS No. 142 and consists of a gross asset of $113, net of $24 in accumulated amortization and $34 in deferred taxes.

(2) Primarily attributable to the allocation of purchase price related to the acquisition of Liqui-Box Corporation. (See Note 26)

(3) Primarily attributable to a preliminary allocation of purchase price related to the recent acquisition of ChemFirst, Inc. (See Note 26)

(4) See Note 9 for additional information regarding the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


OTHER INTANGIBLE ASSETS:

The adoption of SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                Gross       Amortization         Net
---------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION (DEFINITE-LIVED)
---------------------------------------------------------------------------------------------------------------------------
Purchased technology                                                          $2,378           $(785)         $1,593
Patents                                                                           77             (22)             55
Trademarks                                                                        55              (9)             46
Other(1)                                                                         395            (126)            269
---------------------------------------------------------------------------------------------------------------------------
                                                                               2,905            (942)          1,963
---------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION (INDEFINITE-LIVED)
---------------------------------------------------------------------------------------------------------------------------
Trademarks/Tradenames                                                            171(2)          --              171
Pioneer Germplasm(3)                                                             975(4)          --              975
---------------------------------------------------------------------------------------------------------------------------
                                                                               1,146             --            1,146
                                                                              $4,051           $(942)         $3,109
===========================================================================================================================


---------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31, 2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                Gross       Amortization         Net
---------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION (DEFINITE-LIVED)
---------------------------------------------------------------------------------------------------------------------------
Purchased technology                                                          $2,336           $(610)         $1,726
Patents                                                                           53             (25)             28
Trademarks                                                                        49              (7)             42
Other(1)                                                                         213             (79)            134
---------------------------------------------------------------------------------------------------------------------------
                                                                               2,651            (721)          1,930
---------------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION (INDEFINITE-LIVED)
---------------------------------------------------------------------------------------------------------------------------
Assembled workforce(5)                                                           113             (24)             89
Trademarks/Tradenames                                                            168             (11)            157
Pioneer Germplasm(3)                                                           1,041             (66)            975
---------------------------------------------------------------------------------------------------------------------------
                                                                               1,322            (101)          1,221
                                                                              $3,973           $(822)         $3,151
===========================================================================================================================

(1) Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements.

(2)  Includes carrying value of $157 at adoption of SFAS No. 142.

(3) Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer Hi-Bred International, Inc. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

(4)  Represents carrying value at adoption of SFAS No. 142.

(5)  Reclassified as goodwill upon adoption of SFAS No. 142.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


The aggregate amortization expense for definite-lived intangible assets was $218 for 2002, and is estimated to be $216, $207, $204, $187, and $173 for each of the next five years, respectively.

PRO FORMA EFFECTS OF ADOPTION OF SFAS NO. 142:

The following data is provided to assist users of financial statements in making meaningful comparisons between 2002 data and the years preceding the adoption of SFAS No. 142.

Amortization expense of $183 (pretax) and $166 (after-tax) was recorded in 2001, and $185 (pretax) and $168 (after-tax) was recorded in 2000 related to goodwill and indefinite-lived intangible assets that are no longer being amortized due to adoption of SFAS No. 142. Segment detail related to these amounts (after-tax) is shown below:

--------------------------------------------------------------------------------
Segment                                                   2001           2000
--------------------------------------------------------------------------------
Agriculture & Nutrition                                   $108           $109
Coatings & Color Technologies                               40             40
Electronic & Communication Technologies                      4              4
Performance Materials                                        1              1
Pharmaceuticals                                              4*             6
Safety & Protection                                          1              1
Textiles & Interiors                                         8              7
--------------------------------------------------------------------------------
                                                          $166           $168
================================================================================

* Represents amortization prior to divestiture of DuPont Pharmaceuticals, which occurred on October 1, 2001.

The following table provides a reconciliation of reported Net Income (Loss) to adjusted Net Income (Loss) and reported Earnings (Loss) per share to adjusted Earnings (Loss) per share amounts for the years 2000 through 2002 as if the nonamortization provisions of SFAS No. 142 had been applied as of January 1, 2000:

--------------------------------------------------------------------------------
                                             2002           2001          2000
--------------------------------------------------------------------------------
Reported net income (loss)                $(1,103)       $ 4,339       $ 2,314
   Add back: Goodwill amortization             --            140           141
   Add back: Equity method goodwill
      amortization                             --              7             8
   Add back: Indefinite-lived
      intangible asset amortization            --             19            19
--------------------------------------------------------------------------------
Adjusted net income (loss)                $(1,103)       $ 4,505       $ 2,482
--------------------------------------------------------------------------------
Basic earnings (loss) per share
  Reported net income (loss)              $ (1.12)       $  4.18       $  2.21
   Add back: Goodwill amortization             --           0.13          0.13
   Add back: Equity method goodwill
      amortization                             --           0.01          0.01
   Add back: Indefinite-lived
      intangible asset amortization            --           0.02          0.02
--------------------------------------------------------------------------------
                                          $ (1.12)       $  4.34       $  2.37
--------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Reported net income (loss)              $ (1.11)       $  4.16       $  2.19
   Add back: Goodwill amortization             --           0.13          0.13
   Add back: Equity method goodwill
      amortization                             --           0.01          0.01
   Add back: Indefinite-lived
      intangible asset amortization            --           0.02          0.02
--------------------------------------------------------------------------------
                                          $ (1.11)       $  4.32       $  2.35
================================================================================

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


15.  SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1, Basis of Consolidation) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2002, are DuPont Dow Elastomers LLC, DuPont Teijin Films, DuPont Sabanci Polyester Europe B.V. and DuPont-Sabanci International, LLC, all of which are owned 50 percent by DuPont. Dividends received from equity affiliates were $84 in 2002, $50 in 2001 and $180 in 2000.

--------------------------------------------------------------------------------
                                                  Year Ended December 31
--------------------------------------------------------------------------------
Results of operations                        2002          2001          2000
--------------------------------------------------------------------------------
Net sales(1)                               $6,850        $7,071        $7,615
Earnings (losses) before income taxes         133          (124)          728
Net income (loss)                              17          (213)          620
--------------------------------------------------------------------------------
DuPont's equity in earnings (losses)
   of affiliates:
      Partnerships(2)                      $   45        $  (21)       $  153
      Corporate joint ventures
      (after income taxes)                     (9)          (22)          136
--------------------------------------------------------------------------------
                                           $   36        $  (43)       $  289
================================================================================

(1)  Includes sales to DuPont of $911 in 2002, $799 in 2001 and $884 in 2000.

(2)  Income taxes are reflected in the company's provision for income tax.

--------------------------------------------------------------------------------
Financial position at December 31                            2002        2001
--------------------------------------------------------------------------------
Current assets                                             $3,568      $3,514
Noncurrent assets                                           5,855       5,913
--------------------------------------------------------------------------------
   Total assets                                            $9,423      $9,427
--------------------------------------------------------------------------------
Short-term borrowings*                                     $1,178      $1,160
Other current liabilities                                   1,752       1,731
Long-term borrowings*                                       1,199       1,340
Other long-term liabilities                                   586         686
--------------------------------------------------------------------------------
   Total liabilities                                       $4,715      $4,917
--------------------------------------------------------------------------------
DuPont's investment in affiliates (includes advances)      $2,047      $2,045
================================================================================

* DuPont's pro rata interest in total borrowings was $1,098 in 2002 and $1,219 in 2001 of which $681 in 2002 and $716 in 2001 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 23.

16.  OTHER ASSETS

--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
Prepaid pension cost*                                      $  146      $2,454
Intangible pension asset*                                     405          10
Long-term investments in securities                           143         156
Deferred income taxes (see Note 8)                            441         313
Miscellaneous                                                 418         356
--------------------------------------------------------------------------------
                                                           $1,553      $3,289
================================================================================

* Changes reflect the adjustments required as the fair market value of pension plan assets is less than the accumulated benefit obligation at December 31, 2002.

Included within long-term investments in securities are securities for which market values are not readily available of $110 and $108 at December 31, 2002 and 2001, respectively. Also included in long-term investments in securities are securities classified as available-for-sale as follows:

--------------------------------------------------------------------------------
December 31                                               2002        2001
--------------------------------------------------------------------------------
Cost                                                       $45         $43
Gross unrealized gains                                       4           7
Gross unrealized losses                                    (16)         (2)
--------------------------------------------------------------------------------
Fair value                                                 $33         $48
================================================================================

2002 and 2001 proceeds from the sale of equity securities were not material. During 2000 proceeds from the sale of equity securities totaled $220, with gross realized gains of $195. In addition, the company had gross realized losses of $342 in 2000.

17.  ACCOUNTS PAYABLE

--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
Trade payables                                             $1,859      $1,565
Payables to banks                                             160         169
Compensation awards                                           200         111
Miscellaneous                                                 508         374
--------------------------------------------------------------------------------
                                                           $2,727      $2,219
================================================================================

Trade payables includes $178 for 2002 and $113 for 2001 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

18.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
Commercial paper                                           $  668      $   75
Bank borrowings-non-U.S                                       289         245
Medium-term notes payable within one year                     200          65
Long-term borrowings payable within one year                   --       1,050
Industrial development bonds payable on demand                 26          26
Capital lease obligations                                       2           3
--------------------------------------------------------------------------------
                                                           $1,185      $1,464
================================================================================

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $1,200 and $1,500 at December 31, 2002 and 2001, respectively. The change in estimated fair value in 2002 was primarily due to a decrease in short-term borrowings.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


Unused short-term bank credit lines were approximately $3,900 and $3,800 at December 31, 2002 and 2001, respectively. These lines support short-term borrowings.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2002 and 2001, was 3.5 percent and 7.6 percent, respectively.

19.  OTHER ACCRUED LIABILITIES

--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
Payroll and other employee-related costs                   $  663      $  546
Accrued postretirement benefits cost (see Note 27)            400         423
Miscellaneous                                               2,074       2,120
--------------------------------------------------------------------------------
                                                           $3,137      $3,089
================================================================================

Miscellaneous other accrued liabilities principally includes employee separation costs in connection with the company's restructuring programs, advance customer payments, discounts and rebates, accrued environmental remediation costs (short-term), and forward hedge liabilities.

20.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
U.S. dollar:
   Industrial development bonds due 2007-2029              $  309      $  332
   Medium-term notes due 2005-2048(1,2)                       396         597
   6.75% notes due 2004(2)                                    958         998
   8.13% notes due 2004(2)                                    328         327
   8.25% notes due 2006(2)                                    217         251
   6.75% notes due 2007                                       487         499
   3.375% notes due 2007(2)                                   412          --
   5.88% notes due 2009(2)                                    453         404
   6.88% notes due 2009                                       881         990
   4.75% notes due 2012                                       400          --
   8.25% debentures due 2022(2)                                --          49
   7.95% debentures due 2023(2)                                38          40
   6.50% debentures due 2028                                  298         298
   7.50% debentures due 2033(2)                                23          24
Other loans (various currencies) due 2004-2009                398         494
Capital lease obligations                                      49          47
--------------------------------------------------------------------------------
                                                           $5,647      $5,350
================================================================================

(1)  Average interest rates at December 31, 2002 and 2001, were 4.3 percent and
     4.9 percent, respectively.

(2) The company has outstanding interest rate swap agreements with notional amounts totaling $1,871. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR or commercial paper rates. The fair value of the swaps at December 31, 2002 and 2001, was $120 and $23, respectively.

Average interest rates on industrial development bonds and on other loans (various currencies) were 5.8 percent and 5.7 percent, respectively, at December 31, 2002 and were 5.9 percent and 5.0 percent, respectively, at December 31, 2001.

Maturities of long-term borrowings, together with sinking fund requirements, are $1,405, $203, $245 and $918 for the years 2004, 2005, 2006 and 2007, respectively, and $2,827 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $6,200 and $5,600 at December 31, 2002 and 2001, respectively. The change in estimated fair value in 2002 was primarily due to lower interest rates.

21.  OTHER LIABILITIES


--------------------------------------------------------------------------------
December 31                                                  2002        2001
--------------------------------------------------------------------------------
Accrued postretirement benefits cost (see Note 27)         $5,228      $5,210
Reserves for employee-related costs                         2,473       1,012
Accrued environmental remediation costs                       299         307
Miscellaneous                                                 770         807
--------------------------------------------------------------------------------
                                                           $8,770      $7,336
================================================================================

22.  MINORITY INTERESTS

In 2001, the company received proceeds of $2,037 from entering into two minority interest transactions. Costs incurred in connection with these transactions totaled $42 and are being amortized on a straight-line basis over a five-year period to Minority Interests in Earnings of Consolidated Subsidiaries in the Consolidated Income Statement. The net proceeds adjusted for amortized costs are reported as Minority Interests in the Consolidated Balance Sheet.

The minority investors earn a preferred, cumulative adjustable return on their investment. The after-tax distribution reflected in Minority Interests in Earnings of Consolidated Subsidiaries for 2002 and 2001 was $36 and $14, respectively, reflecting a preferred return of 1.8 and 2.9 percent, respectively.

In addition, amortized costs (net of taxes) of $5 in 2002 and $2 in 2001 were reported in Minority Interests in Earnings of Consolidated Subsidiaries.

The legal structure, in each case, for the above transactions involved creating new consolidated limited liability companies with separate assets and liabilities. DuPont contributed cash as part of the capital structure and assets that provide security for

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


the repayment of capital to the unrelated minority investors. The assets involved remain on the company's Consolidated Balance Sheet and continue to be managed by the company. In addition, the company manages the new companies and generally has the right to dispose of their assets for fair value and substitute cash, or other assets of equal value, as security to the minority investors, provided the minority investors consent to the substitution. Secured assets included in the above transactions are real estate, nonstrategic operating assets, and equity securities in certain consolidated companies. Minority investors have certain additional rights for the repayment of capital as a result of certain loans made by the limited liability companies.

The company has the option to redeem some or all of the minority interests in both transactions at any time. In limited circumstances, such as nonpayment of the preferred return, the minority investors can require the sale of the assets in the new companies. By 2006, the minority investors' adjustable returns may be renegotiated at the request of the company or the minority investors. If agreement on the adjustable returns is not reached, the company will redeem the minority interests or remarket them to other third parties.

23.  COMMITMENTS AND CONTINGENT LIABILITIES

GUARANTEES

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are provided below:

PRODUCT WARRANTY LIABILITY

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The estimated product warranty liability for the company's products as of December 31, 2002 is $22. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability for 2002:

--------------------------------------------------------------------------------
Balance - January 1, 2002                                               $ 18
  Settlements (Cash & In Kind)                                           (29)
  Aggregate Changes - issued 2002                                         31
  Aggregate Changes - preexisting                                          2
--------------------------------------------------------------------------------
Balance - December 31, 2002                                             $ 22
================================================================================

INDEMNIFICATIONS

In connection with the sale of company assets and businesses the company has indemnified respective buyers against certain liabilities that may arise in connection with the sales transactions and business activities prior to the ultimate closing of the sale. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the buyer. The maximum amount of future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2002 is $31. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

DEBT OBLIGATIONS

The company has directly guaranteed various debt obligations under agreements with third parties related to subsidiaries, equity affiliates, and other unaffiliated companies. At December 31, 2002, the company had directly guaranteed $1,772 of such obligations not including the guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Of the $1,772 directly guaranteed obligations, $728 is for short-term (less than one year) bank obligations to subsidiaries, $100 is for long-term (1-6 years) bank obligations to subsidiaries (subsidiary bank obligations includes approximately $250 of bank borrowings to subsidiaries, which are recorded as debt in the

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


company's Consolidated Financial Statements), $58 is for short-term (less than one year) bank loans to external customers, $45 is for long-term (1-5 years) bank loans to external customers, $309 is for short-term (less than one year) bank borrowings to equity affiliates, $333 is for long-term (1-6 years) bank borrowings to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $30 is for revenue bonds (1-12 years), and $66 is for leases on equipment and facilities for external customers, equity affiliates, and subsidiaries. Existing guarantees for external customers arose as part of contractual sales agreements. Existing guarantees for subsidiaries and equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from external customers. Assuming liquidation, these assets are estimated to cover approximately 30 percent of the $111 of guaranteed obligations of external customers. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2002, the company has no liabilities recorded for these obligations other than subsidiary bank borrowings of approximately $250, which are recorded as debt in the company's Consolidated Financial Statements.

In addition, the company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $251, plus interest, at December 31, 2002. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2002, the company has no liabilities recorded for these obligations.

OPERATING LEASES

The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

The company has synthetic lease programs that are used primarily for the sale and leaseback of corporate aircraft, rail cars and other equipment, as well as a manufacturing facility in Singapore. In addition, the company has entered into agreements to lease, upon completion, manufacturing and warehousing facilities. In connection with the synthetic lease programs, the company had residual value guarantees in the amount of $335 at December 31, 2002. The company's future payments cannot exceed the minimum rent obligation plus the residual value guarantee amount. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease, and are due should the company decide neither to renew these leases, nor to exercise its purchase option. At December 31, 2002, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $544, $176, $138, $100, and $80 for the years 2003, 2004, 2005, 2006, and 2007, respectively, and $211 for subsequent years, and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $19. Net rental expense under operating leases was $247 in 2002, $233 in 2001, and $221 in 2000.

ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM (SEE NOTE 11)

In 2000, the company initiated an accounts receivable securitization program to sell an interest in a revolving pool of trade accounts receivable. In 2002, the company implemented a commercial paper conduit financing program to reduce the financing costs of the company's existing accounts receivable securitization program by gaining direct access to the asset backed commercial paper market. As currently structured, the company sells certain trade receivables on a non-recourse basis to a consolidated company, which in turn sells an interest in those receivables to a qualified special purpose entity (QSPE). The QSPE then sells the interest it purchased in those receivables to the commercial paper conduit. The conduit issues notes secured by that interest to third party investors. These notes are backed by a 364-day liquidity support agreement. The company was committed to provide up to 25 percent or $128 of this liquidity support at December 31, 2002. At December 31, 2002, the company had no liabilities recorded for these obligations.

LITIGATION

The company is subject to various lawsuits and claims arising out of the normal course of business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters; and contract and antitrust claims. The ultimate effect on future financial results is

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these lawsuits and claims in the opinion of company counsel. However, while the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

BENLATE(R)

In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. As indicated in the table below, DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement.

--------------------------------------------------------------------------------
                                                           Status of Cases
--------------------------------------------------------------------------------
                                                       2002     2001     2000
--------------------------------------------------------------------------------
Filed                                                     2       10       19
Resolved                                                  5       16       45
Pending, as of December 31                              104      107      113
================================================================================

Twenty of the 104 cases pending against the company at December 31, 2002, were filed by growers who allege plant damage from using Benlate(R) 50 DF and, in some cases, Benlate(R) WP. Fifty of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Five of the pending cases include claims for alleged personal injuries arising from exposure to Benlate(R) 50 DF and/or Benlate(R) WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate(R) OD. Finally, one of the cases pending is a securities fraud class action.

In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the approximate amount of $29. The judgment was later reduced to $26; DuPont has appealed. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, DuPont has not established a reserve for this matter. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

Certain plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate(R) 50 DF claims. In January 2003, the company settled nine cases, involving twenty plaintiffs, that had been pending in state court in Florida (the table above does not reflect these settlements). These cases alleged that the company and its counsel had committed fraud and misconduct in connection with the settlement of these plaintiffs' claims in 1996. The company believes that by settling these lawsuits, it has resolved the most significant of the reopener cases that would have involved claims for punitive damages. In the reopener cases still pending after January 2003, the Florida federal court dismissed the lead case of the twenty-eight reopener cases pending before it. Plaintiffs have appealed. Thirteen other reopener cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently five cases involving allegations that Benlate(R) caused birth defects to children exposed in utero. One case was tried in Florida, which resulted in a verdict of $4 against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The plaintiffs have appealed to the Florida Supreme Court. The federal court in West Virginia dismissed another case on the same grounds of insufficient scientific support for causation. It has been appealed to the Fourth Circuit Court of Appeals. Six of the eight plaintiffs in the remaining three cases were dismissed as their cases were not timely filed. Two of these cases have been appealed to the Delaware Supreme Court. The remaining case is scheduled for trial in Delaware in June 2003.

The twenty-eight cases involving damage to shrimp are pending against the company in State Court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate(R) OD that was applied to banana plantations in Ecuador ran-off and was deposited in the plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 in each case. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate(R) OD. The company has appealed both cases. DuPont has not established an accrual for either case because the company has concluded that it is not probable that the adverse judgments ultimately will

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


be upheld. The twenty-six untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on this appeal took place at the intermediate appellate court in October 2002.

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. This action is still pending. The plaintiffs in this case allege that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27, 1995. The district court has certified the case as a class action. Discovery has concluded. Trial is set for June 2003.

DuPont believes that Benlate(R) did not cause the damages alleged in these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. To date, DuPont has incurred costs and expenses of approximately $1,700 associated with these matters, of which approximately $200 has been recovered through insurance. The company has established reserves in its financial statements to cover estimated future costs. During fourth quarter 2002, the company recorded a charge of $80 to increase its litigation reserves for Benlate(R). While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

ENVIRONMENTAL

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects of the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA), and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2002, the company's Consolidated Balance Sheet included an accrued liability of $371 relating to these matters and, in management's opinion, was appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2002.

The average time frame over which the accrued or presently unrecognized amounts may be paid out, based on past history, is estimated to be 15-20 years.

OTHER

In June, 1997, DuPont entered into contracts with Computer Sciences Corporation
(CSC) and Accenture LLP. CSC operates a majority of DuPont's global information systems and technology infrastructure and provides selected applications and software services. Accenture provides enterprise resource planning solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service. The total dollar value remaining under the contracts is $613. Minimum payments due under the contracts are: $145, $141, $137, $134 and $56 for the years 2003, 2004, 2005, 2006, and 2007, respectively.

The company has various purchase commitments for materials, supplies, and items of permanent investment incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

24.  STOCKHOLDERS' EQUITY

In 1998, the company's Board of Directors approved a program to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In July 2000, the Board of Directors approved an increase in the total number of shares remaining to be purchased under the 1998 program from about 16 million shares to the total number of shares of DuPont common stock that could

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

be purchased for $2,500. These purchases were not limited to those needed to offset dilution from shares issued under compensation programs. In 2002, the company completed the 1998 program, purchasing 10.8 million shares for $470. In addition, 43 million shares were purchased for $1,818 in 2001 and 9.5 million shares for $462 in 2000. Of the $462 purchased in 2000, $212 applies to the $2,500 updated program.

The company's Board of Directors authorized a new $2,000 share buyback plan in June 2001. As of December 31, 2002, no shares were purchased under this program.

Additional Paid-In Capital includes $61 at December 31, 2002, 2001 and 2000, related to amounts accrued for variable options. Shares held by the Flexitrust were used to satisfy existing employee compensation and benefit programs. During 2001, shares in the Flexitrust were depleted and the trust arrangement was terminated.

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2002:

--------------------------------------------------------------------------------
                                                             Held In
--------------------------------------------------------------------------------
  Shares of common stock           Issued           Flexitrust       Treasury
--------------------------------------------------------------------------------
Balance January 1, 2000        1,139,514,154       (7,342,245)     (87,041,427)
--------------------------------------------------------------------------------
Issued                                              3,741,046
Treasury stock
   Acquisition                                                      (9,540,800)
   Retirement                     (9,540,800)                        9,540,800
--------------------------------------------------------------------------------
Balance December 31, 2000      1,129,973,354       (3,601,199)     (87,041,427)
--------------------------------------------------------------------------------
Issued                             2,035,601       3,601,199
Treasury stock
   Acquisition                                                     (43,014,166)
   Retirement                    (43,014,166)                       43,014,166
--------------------------------------------------------------------------------
Balance December 31, 2001      1,088,994,789              --       (87,041,427)
--------------------------------------------------------------------------------
Issued                             2,805,484
Treasury stock
   Acquisition                                                     (10,818,396)
   Retirement                    (10,818,396)                       10,818,396
--------------------------------------------------------------------------------
Balance December 31, 2002      1,080,981,877              --       (87,041,427)
================================================================================

The pretax, tax and after-tax effects of the components of Accumulated Other Comprehensive Income (Loss) are shown below:

--------------------------------------------------------------------------------
                                            Pretax        Tax        After-tax
--------------------------------------------------------------------------------
2002
Cumulative translation adjustment           $   61       $   --       $   61
Net revaluation and clearance of
   cash flow hedges to earnings                (11)           4           (7)
Minimum pension liability adjustment        (3,769)       1,237       (2,532)
Net unrealized losses on securities            (17)           1          (16)
--------------------------------------------------------------------------------
Other comprehensive income (loss)           $(3,736)     $1,242       $(2,494)
--------------------------------------------------------------------------------

2001
Cumulative translation adjustment           $  (19)      $   --       $  (19)
Cumulative effect of a change in
   accounting principle                         10           (4)           6
Net revaluation and clearance of
   cash flow hedges to earnings                (52)          20          (32)
Minimum pension liability adjustment           (26)          10          (16)
Net unrealized losses on securities            (39)          15          (24)
--------------------------------------------------------------------------------
Other comprehensive income (loss)           $ (126)      $   41       $  (85)
--------------------------------------------------------------------------------
2000
Cumulative translation adjustment           $  (38)      $   --       $  (38)
Minimum pension liability adjustment             7           (3)           4
Net unrealized losses on securities:
   Unrealized losses arising in 2000          (187)          76         (111)
   Reclassification adjustments for
      net losses realized in 2000              145          (55)          90
--------------------------------------------------------------------------------
                                               (42)          21          (21)
Other comprehensive income (loss)           $  (73)      $   18       $  (55)
================================================================================

Balances of related after-tax components comprising Accumulated Other Comprehensive Income (Loss) are summarized below:

--------------------------------------------------------------------------------
December 31                                  2002         2001        2000
--------------------------------------------------------------------------------
Cumulative translation adjustment         $    --        $ (61)      $ (42)
Cumulative effect of a change in
   accounting principle                        --            6          --
Net revaluation and clearance of
   cash flow hedges to earnings               (33)*        (32)         --
Minimum pension liability adjustment       (2,724)        (192)       (176)
Net unrealized gains (losses)
   on securities                              (10)           6          30
--------------------------------------------------------------------------------
                                          $(2,767)       $(273)      $(188)
================================================================================

*  Includes cumulative effect of prior year's adoption of SFAS No. 133.

25.  COMPENSATION PLANS

From time to time, the Board of Directors has approved the adoption of worldwide Corporate Sharing Programs. Under these programs, essentially all employees have received a one-time grant to acquire shares of DuPont common stock at

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


the market price on the date of grant. Option terms are "fixed" and options are generally exercisable one year after date of grant and expire 10 years from date of grant. In January 2002, the Board of Directors approved a 2002 Bicentennial Corporate Sharing Program and awarded, to all eligible employees, a one-time "fixed and determinable" grant to acquire 200 shares of DuPont common stock at the fair market value on the date of grant ($44.50 per share). During all but the last six months of the ten-year option term, these options cannot be exercised until a market price of $53.40 per share of DuPont common stock is achieved for a period of five consecutive trading days. There are no additional shares that may be subject to option under existing programs.

Stock option awards under the DuPont Stock Performance Plan may be granted to key employees of the company and may be "fixed" and/or "variable." The purchase price of shares subject to option is equal to or in excess of the market price of the company's stock at the date of grant. Optionees are eligible for reload options upon the exercise of stock options with the condition that shares received from the exercise are held for at least two years. A reload option is granted at the market price on the date of grant and has a term equal to the remaining term of the original option. The maximum number of reload options granted is limited to the number of shares subject to option in the original option times the original option price divided by the option price of the reload option. Generally, fixed options are fully exercisable from one to three years after date of grant and expire 10 years from date of grant. Beginning in 1998, shares otherwise receivable from the exercise of nonqualified options can be deferred as stock units for a designated future delivery.

Variable stock option grants have been made to certain members of senior management. These options are subject to forfeiture if, within five years from the date of grant, the market price of DuPont common stock does not achieve a price of $75 per share for 50 percent of the options and $90 per share for the remaining 50 percent. This condition was met in 1998 for options with a $75 per share hurdle price and, as a result, these options became "fixed" and exercisable. This condition was never met for the options with a $90 per share hurdle price and, as a result, these options were forfeited in January 2002.

The maximum number of shares that may be subject to option for any consecutive five-year period is 72 million shares. Subject to this limit, additional shares that may have been made subject to options were 31,243,286 for 2002, 40,458,505 for 2001 and 45,583,953 for 2000.

Under the DuPont Stock Performance Plan, awards granted to key employees in 2003 consisted of 10,285,250 fixed options to acquire DuPont common stock at the market price ($37.75 per share) on the date of grant. These options vest over a three-year period and, except for the last six months of the 10-year option term, are exercisable when the market price of DuPont common stock exceeds the option grant price by 20 percent.

The following table summarizes activity for fixed and variable options for the last three years:

--------------------------------------------------------------------------------
                                    Fixed                      Variable
--------------------------------------------------------------------------------
                              Number       Weighted-      Number     Weighted-
                                of          Average         of        Average
                              Shares         Price        Shares       Price
--------------------------------------------------------------------------------
January 1, 2000             54,167,022      $41.39      1,914,850      $53.55
Granted*                    14,587,726      $48.97             --          --
Exercised                    3,004,920      $24.80             --          --
Forfeited                    1,104,730      $55.22         52,950      $53.07
--------------------------------------------------------------------------------
December 31, 2000           64,645,098      $43.64      1,861,900      $53.56
--------------------------------------------------------------------------------
Granted                     12,452,832      $43.30             --          --
Exercised                    4,913,247      $20.65             --          --
Forfeited                      886,601      $42.78             --          --
--------------------------------------------------------------------------------
December 31, 2001           71,298,082      $45.18      1,861,900      $53.56
--------------------------------------------------------------------------------
Granted                     24,608,353      $43.65             --          --
Exercised                    2,330,741      $25.19             --          --
Forfeited                    1,318,085      $46.85      1,861,900      $53.56
--------------------------------------------------------------------------------
December 31, 2002           92,257,609      $45.25             --          --
================================================================================

* Includes 8,304,800 options related to a one-time stock option grant to certain Pioneer employees. Fixed options exercisable and weighted-average exercise prices at the end of the last three years and the weighted-average fair values of fixed options granted are as follows:

--------------------------------------------------------------------------------
                                      2002            2001            2000
--------------------------------------------------------------------------------
Number of shares at year-end       49,651,316      42,525,102      44,945,610
Weighted-avg. price at year-end        $44.63          $43.67          $40.29
Weighted-avg. fair value of
   options granted during year         $11.01          $10.77          $13.40
================================================================================

The fair value of fixed options granted is calculated using the Black-Scholes option pricing model. Assumptions used were as follows:

--------------------------------------------------------------------------------
                                          2002           2001           2000
--------------------------------------------------------------------------------
Dividend yield                             3.2%           3.2%           3.0%
Volatility                                27.2%          26.4%          25.4%
Risk-free interest rate                    4.9%           5.1%           6.1%
Expected life (years)                      6.5            6.5            6.2
================================================================================

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


The following table summarizes information concerning currently outstanding and exercisable options:

--------------------------------------------------------------------------------
                               Exercise      Exercise      Exercise    Exercise
                                 Price         Price         Price       Price
                                $21.91-       $33.63-       $50.50-     $76.38-
December 31, 2002               $32.87        $50.44        $75.75      $82.09
--------------------------------------------------------------------------------
Fixed options
  Options outstanding         12,129,035    48,320,236    31,762,352    45,986
  Weighted-avg. remaining
   contractual life (years)         1.92          8.18          5.11      3.83
  Weighted-avg. price             $26.91        $42.89        $55.79    $81.17
  Options exercisable         12,129,035    11,534,848    25,941,447    45,986
  Weighted-avg. price             $26.91        $40.74        $54.57    $81.17
================================================================================

Restricted stock or stock units may also be granted as a component of competitive long-term compensation. Grants are made very selectively to attract, retain or reward individuals in specific situations. Typically, restricted stock vests over periods ranging from two to five years. The number and weighted-average grant-date fair value of restricted stock awards are as follows:

--------------------------------------------------------------------------------
                                              2002       2001            2000
--------------------------------------------------------------------------------
Number of restricted stock awards          184,300     12,200         204,541
Weighted-avg. grant-date fair value         $42.63     $45.63          $43.32
================================================================================

Pretax compensation expense (benefit) recognized in income for stock-based employee compensation awards was $5 for 2002, $3 for 2001 and $(27) for 2000.

Awards under the company's Variable Compensation Plan may be granted in stock and/or cash to employees who have contributed most in a general way to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $187 for 2002, $108 for 2001 and $186 for 2000. Amounts credited to the Variable Compensation Fund are dependent on company earnings and are subject to maximum limits as defined by the plan. The amounts credited to the fund were $185 in 2002, $109 in 2001 and $189 in 2000. Awards made and amounts credited under the Variable Compensation Plan for 2002 relate solely to employees of continuing operations. In accordance with the terms of the Variable Compensation Plan and similar plans of subsidiaries, 1,385,912 shares of common stock are awaiting delivery from awards for 2002 and prior years.

26.  INVESTMENT ACTIVITIES

The company acquired all of the outstanding common shares of Liqui-Box Corporation on May 31, 2002, for a cash payment of $268 (net of $12 cash acquired) and acquisition related costs of $4. The results of Liqui-Box's operations have been included in the Consolidated Financial Statements since that date. The results of this business are reported in Agriculture & Nutrition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

--------------------------------------------------------------------------------
Current assets                                                            $45
Property, plant and equipment                                              72
Intangible assets                                                          92
Goodwill                                                                  155
Other noncurrent assets                                                     3
--------------------------------------------------------------------------------
   Total assets acquired                                                  367
Current liabilities                                                        48
Long-term liabilities                                                      47
--------------------------------------------------------------------------------
   Net assets acquired                                                   $272
================================================================================

Of the $92 of acquired intangible assets, $15 was allocated to trademarks that are not subject to amortization. The remaining $77 of acquired intangible assets have a weighted-average useful life of approximately 16 years. This includes customer relationships of $43 (15-year weighted-average useful life), purchased technology of $28 (20-year weighted-average useful life), and other intangible assets of $6 (5-year weighted-average useful life).

$155 of goodwill was assigned to Agriculture & Nutrition. The goodwill is non-deductible for tax purposes as it arose in connection with the acquisition of stock versus a purchase of assets.

On November 6, 2002, the company acquired all of the outstanding shares of ChemFirst, Inc. for a cash payment of $351 (net of $65 cash acquired), and acquisition related costs of $6. The results of ChemFirst's operations have been included in the Consolidated Financial Statements since that date.

ChemFirst's two semiconductor fabrication businesses operate as EKC Technology and Electronic Polymers, and its chemical intermediates unit operates as First Chemical Corporation. EKC Technology and Electronic Polymers were integrated into DuPont's Electronic & Communication Technologies segment, and First Chemical Corporation was integrated into DuPont's Safety & Protection segment.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to refinement.

--------------------------------------------------------------------------------
Current assets                                                           $118
Property, plant and equipment                                             167
Intangible assets                                                         106
In-process research and development                                         7
Goodwill                                                                  136
--------------------------------------------------------------------------------
   Total assets acquired                                                  534
Current liabilities                                                        83
Long-term liabilities                                                      94
--------------------------------------------------------------------------------
   Net assets acquired                                                   $357
================================================================================

Of the $106 of acquired intangible assets, $6 was allocated to trademarks that are not subject to amortization. The remaining $100 of acquired intangible assets have a weighted-average useful life of approximately 12 years. This includes customer relationships of $63 (14-year weighted-average useful life), patents of $21 (11-year weighted-average useful life), purchased technology of $10 (15-year weighted-average useful life), and other intangible assets of $6 (10-year weighted-average useful life).

$7 was allocated to purchased in-process research and development. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, the amounts assigned to purchased in-process research and development meeting the prescribed criteria were charged to Cost of Goods Sold and Other Operating Charges at the date of acquisition.

$77 of goodwill was assigned to the Electronic & Communication Technologies segment and $59 was assigned to the Safety & Protection segment. The goodwill is non-deductible for tax purposes as it arose in connection with the acquisition of stock versus a purchase of assets.

Proceeds from the sale of assets in 2002 were $196 and principally included $143 from the sale of DuPont's Clysar(R) shrink film business. As a result of this transaction, the company recorded a pretax gain of $84, which is included in Other Income.

Net proceeds in 2001 from the sale of DuPont Pharmaceuticals were $7,798 (See
Note 6). Other proceeds from the sales of assets were $253 and principally included $104 related to the company's sale of a portion of its interest in DuPont Photomasks, Inc. and $95 related to the sale of polyester businesses and associated manufacturing assets.

Proceeds from sales of assets in 2000 were $703 and principally included $220 from sale of investment securities, $153 from a sale of a portion of the company's interest in DuPont Photomasks, and $138 from sale of various transportation and construction equipment.

27.  EMPLOYEE BENEFITS

The company offers various postretirement benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

PENSIONS

The company has noncontributory defined benefit plans covering substantially all U.S. employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. The company's funding policy is consistent with the funding requirements of federal laws and regulations.

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies, or by book reserves.

OTHER POSTRETIREMENT BENEFITS

The parent company and certain subsidiaries provide medical, dental, and life insurance benefits to pensioners and survivors. The associated plans are unfunded and approved claims are paid from company funds.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

Summarized information on the company's postretirement plans is as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                          Pension Benefits                  Other Benefits
---------------------------------------------------------------------------------------------------------------------------------
                                                                       2002             2001            2002            2001
---------------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                              $18,769          $17,763          $ 5,832         $ 5,126
Service cost                                                             343              335               60              57
Interest cost                                                          1,219            1,244              386             385
Plan participants' contributions                                          11               16               57              42
Actuarial  loss                                                          213            1,423              724             719
Foreign currency exchange rate changes                                   332             (149)              --              (3)
Benefits paid                                                         (1,385)          (1,482)            (457)           (465)
Amendments                                                                --               14           (1,322)(1)           2
Net effects of acquisitions/divestitures                                  54             (518)              --             (31)
Special termination benefits                                              (1)             123               --              --
---------------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                    $19,555          $18,769          $ 5,280         $ 5,832
=================================================================================================================================
Change in plan assets
Fair value of plan assets at beginning of year                       $17,923          $20,314          $    --         $    --
Actual loss on plan assets                                            (1,921)            (615)              --              --
Foreign currency exchange rate changes                                   274             (127)              --              --
Employer contributions                                                   172              171              400             423
Plan participants' contributions                                          11               16               57              42
Benefits paid                                                         (1,385)          (1,482)            (457)           (465)
Net effects of acquisitions/divestitures                                  36             (354)              --              --
---------------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                             $15,110          $17,923          $    --         $    --
=================================================================================================================================
Funded status:
   U.S. funded plans                                                 $    --          $   525          $    --         $    --
   Non-U.S. funded plans                                                 (78)            (114)              --              --
   All other plans                                                    (4,367)(2)       (1,257)(2)       (5,280)         (5,832)
---------------------------------------------------------------------------------------------------------------------------------
   Total                                                             $(4,445)         $  (846)         $(5,280)        $(5,832)
Unrecognized prior service cost                                          397              444           (1,727)           (489)
Unrecognized actuarial loss                                            6,127            2,267            1,379             688
Unrecognized transition asset                                            (23)            (172)              --              --
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                                $ 2,056          $ 1,693          $(5,628)        $(5,633)
=================================================================================================================================
Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid (accrued) benefit cost                                       $  (409)         $ 1,808          $(5,628)        $(5,633)
Accrued benefit liability                                             (2,021)            (437)              --              --
Intangible asset                                                         405               10               --              --
Accumulated other comprehensive income (loss)                          4,081              312               --              --
---------------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                                $ 2,056          $ 1,693          $(5,628)        $(5,633)
=================================================================================================================================

(1) In October 2002, the company amended its U.S. other postretirement medical and dental plans to establish limits on the company's portion of the cost coverage. The amendments reduced the company's obligations on its U.S. other postretirement benefit plans.

(2) Includes pension plans maintained around the world where full funding is not permissible or customary.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

--------------------------------------------------------------------------------
WEIGHTED-AVERAGE                       Pension Benefits       Other Benefits
ASSUMPTIONS AS OF                     ------------------------------------------
DECEMBER 31                            2002       2001       2002       2001
--------------------------------------------------------------------------------
Discount rate                          6.75%      7.00%      6.75%      7.00%
Expected return on plan assets          9.5%       9.5%        --         --
Rate of compensation increase           4.5%       5.0%       4.5%       5.0%
================================================================================

The above assumptions are for U.S. plans only. The expected return on U.S. plan assets has been decreased to 9.0 percent for 2003. For non-U.S. plans, no one of which was material, assumptions reflect economic assumptions applicable to each country.

The assumed health care trend rates used in determining other benefits at December 31, 2002, are 10 percent decreasing gradually to 5 percent in 2008. At December 31, 2001, such rates were 9.0 percent decreasing gradually to 5 percent in 2006.

--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC                          Pension Benefits
--------------------------------------------------------------------------------
BENEFIT COST                                  2002         2001         2000
--------------------------------------------------------------------------------
Service cost                                $  343       $  335       $  340
Interest cost                                1,219        1,244        1,243
Expected return on plan assets              (1,729)      (1,874)      (1,902)
Amortization of transition asset              (151)        (151)        (151)
Amortization of unrecognized (gain) loss        50          (13)         (52)
Amortization of prior service cost              49           50           53
Curtailment/settlement (gain) loss               2           35            4
--------------------------------------------------------------------------------
Net periodic benefit cost (credit)          $ (217)      ($ 374)      ($ 465)
================================================================================

--------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC                             Other Benefits
--------------------------------------------------------------------------------
BENEFIT COST                                   2002         2001         2000
--------------------------------------------------------------------------------
Service cost                                   $ 60         $ 57         $ 50
Interest cost                                   386          385          344
Amortization of unrecognized (gain) loss         33            8          (10)
Amortization of prior service cost              (84)         (73)         (75)
Curtailment/settlement (gain) loss               --          (30)          --
--------------------------------------------------------------------------------
Net periodic benefit cost                      $395         $347         $309
================================================================================

The projected benefit obligation and fair value of plan assets for plans with projected benefit obligations in excess of plan assets are $19,555 and $15,110, respectively, as of December 31, 2002, and $4,066 and $2,651, respectively, as of December 31, 2001. For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets are $17,130 and $14,597, respectively, as of December 31, 2002, and $1,279 and $247, respectively, as of December 31, 2001. U.S. pension assets consist principally of common stocks, including 9,893,933 shares of DuPont at December 31, 2002, and U.S. government obligations.

Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------
                                           1-Percentage         1-Percentage
                                          Point Increase       Point Decrease
--------------------------------------------------------------------------------
Effect on total of service and
   interest cost components                     $49                 $(40)
Effect on postretirement
   benefit obligation                          $460                $(385)
================================================================================

DEFINED CONTRIBUTION PLAN

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP, and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan and any eligible employee of the company may participate. The company will contribute an amount equal to 50 percent of the first 6 percent of the employee's contribution election. The company's contributions to the Plan were $58, $61 and $61 for years ended December 31, 2002, 2001 and 2000, respectively. The company's contributions vest 100 percent upon contribution.

28.  DERIVATIVES AND OTHER HEDGING INSTRUMENTS

OBJECTIVES AND STRATEGIES FOR HOLDING DERIVATIVE INSTRUMENTS

Under procedures and controls established by the company's Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to reduce its exposure to foreign currency, interest rate and commodity price risks. The framework has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. Derivative instruments utilized during the period include forwards, options, futures and swaps. The company has not designated any nonderivatives as hedging instruments.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


The framework sets forth senior management's financial risk management philosophy and objectives through a Corporate Financial Risk Management Policy. In addition, it establishes oversight committees and risk management guidelines that authorize the use of specific derivative instruments and further establishes procedures for control and valuation, counterparty credit approval, and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major petrochemical and petroleum companies. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits, and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company does not anticipate nonperformance by counterparties to these contracts, and no material loss would be expected from such nonperformance. Market and counterparty credit risks associated with these instruments are regularly reported to management.

FAIR VALUE HEDGES

During the year ended December 31, 2002, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest Expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest Expense. The company maintains no other fair value hedges.

CASH FLOW HEDGES

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of foreign currency-denominated revenues and major raw material purchases from vendors outside of the United States. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, ethane, ethylene, corn, cyclohexane, soybeans, and soybean meal. While each risk management program has a different time horizon, most programs currently do not extend beyond the next two-year period. One exception is an inventory purchase program with currency risk, which has been partially hedged through the first quarter of 2006.

Hedges of foreign currency-denominated revenues are reported on the Net Sales line of the Consolidated Income Statement, and the effects of hedges of inventory purchases are reported as a component of Cost of Goods Sold and Other Operating Charges.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2002 is a pretax gain of $1. During 2002, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The amount reclassified to earnings for forecasted transactions that did not occur was not material. Accumulated Other Comprehensive Income (Loss) activity during 2002 consists of a beginning balance of $(26). Revaluation of cash flow hedges of $(14), and clearance of cash flow hedge results to earnings of $7 during the period yielded an ending balance of $(33). The portion of the ending balance of Accumulated Other Comprehensive Income (Loss) that is expected to be reclassified into earnings over the next 12 months is $(27).

HEDGES OF NET INVESTMENT IN A FOREIGN OPERATION

During the year ended December 31, 2002, the company has not maintained any hedges of net investment in a foreign operation.

DERIVATIVES NOT DESIGNATED IN HEDGING RELATIONSHIPS

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. Several small equity affiliates have risk management programs, mainly in the area of foreign currency exposure, for which they have elected not to pursue hedge accounting. In addition, Pioneer maintains small risk management programs for commodities that do not qualify for hedge accounting treatment. Also, the company owns stock warrants in a few companies for strategic purposes.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


CURRENCY RISK

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to monetary assets and liabilities of its operations that are denominated in currencies other than the designated functional currency. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

Option and forward exchange contracts are routinely used to offset a portion of the company's exposure to foreign currency-denominated revenues. The objective of this hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

In addition, the company will enter into forward exchange contracts to establish with certainty the functional currency amount of future firm commitments denominated in another currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments into currencies offering favorable returns.

INTEREST RATE RISK

The company primarily uses interest rate swaps as part of its program to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed for floating rate interest payments that are fully integrated with underlying fixed-rate bonds or notes to effectively convert fixed rate debt into floating rate debt based on LIBOR or commercial paper rates.

At December 31, 2002, the company had entered into interest rate swap agreements with total notional amounts of $1,871, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on three- or six-month U.S. dollar LIBOR or commercial paper rates.

Interest rate financial instruments did not have a material effect on the company's overall cost of borrowing at December 31, 2002 and 2001.

See Notes 18 and 20 for additional descriptions of interest rate financial instruments.

COMMODITY PRICE RISK

The company enters into exchange-traded and over-the-counter derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. In addition, Pioneer enters into exchange-traded derivative commodity instruments to hedge the commodity price risk associated with compensating growers.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


29.  GEOGRAPHIC INFORMATION

---------------------------------------------------------------------------------------------------------------------------
                                                             2002                    2001                   2000
---------------------------------------------------------------------------------------------------------------------------
                                                         Net        Net         Net         Net        Net        Net
                                                       Sales*    Property     Sales*     Property    Sales*     Property
---------------------------------------------------------------------------------------------------------------------------
NORTH AMERICA
   United States                                     $11,422      $8,282    $12,054      $8,167     $14,509      $8,887
   Canada                                                859         601        918         536       1,074         538
   Mexico                                                546         172        559         164         581         165
   Other                                                  64          82         82          85          76         151
---------------------------------------------------------------------------------------------------------------------------
      Total                                          $12,891      $9,137    $13,613      $8,952     $16,240      $9,741
===========================================================================================================================
EUROPE, MIDDLE EAST AND AFRICA
   Germany                                             1,609         552      1,590         585       1,716         641
   France                                                859         126        929         170         986         181
   United Kingdom                                        626         701        704         709         783         721
   Italy                                                 767          27        854          25         915          29
   Other                                               2,451       1,205      2,354       1,243       2,474       1,232
---------------------------------------------------------------------------------------------------------------------------
      Total                                           $6,312      $2,611     $6,431      $2,732      $6,874      $2,804
===========================================================================================================================
ASIA PACIFIC
   Japan                                                 840          73        906          75       1,023          78
   Taiwan                                                707         582        663         632         809         680
   China                                                 681         149        623         133         487         142
   Singapore                                             108         285        110         325         134         345
   Other                                               1,511         126      1,355         127       1,506         126
---------------------------------------------------------------------------------------------------------------------------
      Total                                           $3,847      $1,215     $3,657      $1,292      $3,959      $1,371
===========================================================================================================================
SOUTH AMERICA
   Brazil                                                573         227        576         187         686         123
   Argentina                                             176          73        223         102         243         118
   Other                                                 207          23        226          22         266          25
---------------------------------------------------------------------------------------------------------------------------
      Total                                             $956        $323     $1,025        $311      $1,195       $ 266
---------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $24,006     $13,286    $24,726     $13,287     $28,268     $14,182
===========================================================================================================================

* Net sales are attributed to countries based on location of customer.

30.  SEGMENT INFORMATION

The company's reporting segments include five market- and technology-focused growth platforms, Textiles & Interiors, which is targeted for separation from the company, and Pharmaceuticals. The growth platforms are Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. The company reports results of its nonaligned businesses and embryonic businesses as Other.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains, and soy protein); Coatings & Color Technologies (automotive finishes and white pigment and mineral products); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers, and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films, and elastomers); Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar(R)/Hyzaar(R) antihypertensive drugs, which is reported as Other Income); Safety & Protection (specialty and industrial chemicals, nonwovens, aramids, and solid surfaces); Textiles & Interiors (flooring systems, industrial fibers, polyester fibers, branded and unbranded elastane, textiles, and intermediates). The company operates globally in substantially all of its product lines. The company's sales are not materially dependent on a single customer or small group of customers. Coatings & Color Technologies and Textiles & Interiors, however, have several large customers in their respective industries that are important to these segments' operating results.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the 2002 organizational structure. Sales include transfers and pro rata equity affiliate sales. Products are transferred on a cost plus investment basis or on a basis intended to reflect, as nearly as practicable, the market value of the products. After-tax operating income (loss) does not include corporate expenses, interest, exchange gains (losses) and corporate minority interests. Segment net assets measures net working capital, net permanent investment, and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of goodwill and other intangible assets, excluding write-down of assets discussed in Note 5. The adoption of SFAS No. 142 on January 1, 2002 eliminated the amortization of goodwill and indefinite-lived intangible assets; see Note 14 for segment details. Expenditures for long-lived assets exclude investments in affiliates and include payments for property, plant and equipment as part of business acquisitions. See Note 26 for discussion of strategic acquisitions in the segment.

------------------------------------------------------------------------------------------------------------------------------------
                                   Agriculture  Coatings &   Electronic &    Per-                Safety   Textiles
                                        &         Color     Communication  formance   Pharma-      &          &
                                    Nutrition  Technologies  Technologies  Materials ceuticals Protection Interiors  Other  Total(1)
------------------------------------------------------------------------------------------------------------------------------------
2002
Total segment sales                   $4,510      $5,026        $2,540      $4,868     $ --      $3,483     $6,279    $ 22  $26,728
Transfers                                 --          41            41          83       --         110         95       5      375

After-tax operating income (loss)(2)     443         483           217         476      329         490         72    (164)   2,346
Depreciation and amortization            367         196           136         175       --         156        436       9    1,475
Equity in earnings of affiliates          (6)         (3)           10          33       --          10         (4)     --       40
Provision for income taxes                15         272            69         281      164         269        (15)   (104)     951

Segment net assets                     5,963       3,235         2,190       3,254      118       1,942      5,598      (3)  22,297
Affiliate net assets                     114          41           302       1,182       37          85      1,482      --    3,243
Expenditures for long-lived assets       228         298           227         139       --         285        256       4    1,437
====================================================================================================================================
2001
Total segment sales                   $4,290      $4,917        $2,688      $4,693    $ 902      $3,574     $6,477    $148  $27,689
Transfers                                 --          41            44          89       --         201         84      21      480

After-tax operating income (loss)(3)      21         452           291         232    3,924         451       (340)    (95)   4,936
Depreciation and amortization            502         236           136         173      100         151        458       5    1,761
Equity in earnings of affiliates         (13)         (6)           11         (16)      --          10        (33)     --      (47)
Provision for income taxes              (104)        309           160         193    2,275         294       (176)    (64)   2,887

Segment net assets                     9,061       3,284         1,929       3,263      102(4)    1,695      6,219     114   25,667
Affiliate net assets                     125          87           306       1,187       34          75      1,564      --    3,378
Expenditures for long-lived assets       186         182           196         155       50         187        335       5    1,296
====================================================================================================================================
2000
Total segment sales                   $4,467      $5,457        $3,375      $5,334   $1,487      $3,694     $7,722    $141  $31,677
Transfers                                 --          43            51         182       --         228        114      24      642

After-tax operating income (loss)(5)    (179)        724           659         578       89         576        740     (93)   3,094
Depreciation and amortization            474         245           159         173      138         155        501       9    1,854
Equity in earnings of affiliates         (13)          1            46          85       --          11         73      (5)     198
Provision for income taxes              (204)        401           340         340       (2)        324        344     (55)   1,488

Segment net assets                     9,931       3,332         1,897       3,452    2,054       1,588      6,830      32   29,116
Affiliate net assets                     145         142           349       1,302       34          74      1,611      --    3,657
Expenditures for long-lived assets       275         209           273         185      114         147        485      20    1,708
====================================================================================================================================

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1 A reconciliation of the totals reported for the operating segments to the applicable line items on the Consolidated Financial Statements is as follows:

     ---------------------------------------------------------------------------
     Segment Sales to Net Sales                 2002       2001        2000
     ---------------------------------------------------------------------------
     Total segment sales                     $26,728     $27,689     $31,677
     Elimination of transfers                   (375)       (480)       (642)
     Elimination of equity affiliate sales    (2,351)     (2,493)     (2,773)
     Miscellaneous                                 4          10           6
     ---------------------------------------------------------------------------
        Net sales                            $24,006     $24,726     $28,268
     ===========================================================================

     ---------------------------------------------------------------------------
     After-Tax Operating Income to
     Income before Cumulative Effect
     of Changes in Accounting Principles        2002       2001        2000
     ---------------------------------------------------------------------------
     Total segment ATOI                       $2,346      $4,936      $3,094
     Interest and exchange gains (losses)       (196)(a)    (311)       (493)
     Corporate expenses                         (268)(b)    (281)       (287)(c)
     Corporate minority interest(d)              (41)        (16)         --
     ---------------------------------------------------------------------------
        Income before Cumulative Effect of
           Changes in Accounting Principles   $1,841      $4,328      $2,314
     ===========================================================================

     (a) Includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate, and a charge of $17 associated with the early extinguishment of outstanding debentures.

     (b) Includes a net $65 non-cash benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

     (c) Includes a nonoperating gain of $19 on issuance of stock by an affiliate. This represents the increase in the company's equity investment in DuPont Photomasks that resulted from the issuance by DuPont Photomasks of additional shares to unrelated parties at a price in excess of book value.

     (d) Represents a rate of return to minority interest investors who made capital contributions during 2001 to consolidated subsidiaries. See
          Note 22.

     ---------------------------------------------------------------------------
     Segment Net Assets to Total Assets         2002        2001         2000
     ---------------------------------------------------------------------------
     Total segment net assets                $22,297     $25,667      $29,116
     Corporate assets                          7,404      10,507*       5,588
     Liabilities included in net assets        4,920       4,145        4,722
     ---------------------------------------------------------------------------
        Total assets                         $34,621     $40,319      $39,426
     ===========================================================================

     * Reflects an increase in Cash and Cash Equivalents related primarily to the sale of DuPont Pharmaceuticals.

     ---------------------------------------------------------------------------
                                             Segment               Consolidated
     Other Items                              Totals   Adjustments    Totals
     ---------------------------------------------------------------------------
     2002
     Depreciation and amortization            $1,475     $   40       $1,515
     Equity in earnings of affiliates             40         (4)          36
     Provision for income taxes                  951       (766)         185
     Affiliate net assets                      3,243     (1,196)       2,047
     Expenditures for long-lived assets        1,437        220        1,657
     ---------------------------------------------------------------------------
     2001
     Depreciation and amortization            $1,761     $   (7)      $1,754
     Equity in earnings of affiliates            (47)         4          (43)
     Provision for income taxes                2,887       (420)       2,467
     Affiliate net assets                      3,378     (1,333)       2,045
     Expenditures for long-lived assets        1,296        198        1,494
     ---------------------------------------------------------------------------
     2000
     Depreciation and amortization            $1,854     $    6       $1,860
     Equity in earnings of affiliates            198         91          289
     Provision for income taxes                1,488       (416)       1,072
     Affiliate net assets                      3,657     (1,451)       2,206
     Expenditures for long-lived assets        1,708        226        1,934
     ===========================================================================

2    Includes the following benefits (charges):

     ---------------------------------------------------------------------------
     Agriculture & Nutrition (a,b)                                     $  16
     Coatings & Color Technologies (a,c)                                 (42)
     Electronic & Communication Technologies (a)                           1
     Performance Materials (a,d)                                          53
     Pharmaceuticals (e)                                                  39
     Safety & Protection (a)                                               3
     Textiles & Interiors (a,f)                                         (144)
     Other (a,g)                                                         (79)
     ---------------------------------------------------------------------------
                                                                       $(153)
     ===========================================================================

    (a) Includes a benefit of $22 resulting from changes in estimates related to prior year restructuring activities, principally in the following segments: Agriculture & Nutrition - $3; Coatings & Color Technologies
          - $2; Performance Materials - $2; Safety & Protection - $3; Textiles & Interiors - $9.

    (b) Includes a benefit of $67 related to revisions in postemployment costs for certain Pioneer employees, a charge of $29 to write off inventory associated with discontinued specialty herbicide products and a charge of $25 associated with an expected loss on the pending sale of a European manufacturing facility.

    (c) Includes a charge of $44 related to employee separation costs for about 775 employees.

    (d) Includes a gain of $51 resulting from the sale of the Clysar(R)shrink film business.

    (e) Includes benefits of $27 principally related to adjustments of prior year tax accruals in connection with the gain on the sale of DuPont Pharmaceuticals and $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

    (f) Includes charges of $100 related to employee separation costs for approximately 2,000 employees, $43 related to facility shutdowns and $29 to withdraw from a polyester joint venture in China, partly offset by a gain of $19 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


    (g) Includes charges of $50 to increase the company's reserve for Benlate(R) litigation and $31 to establish a reserve related to vitamins litigation associated with a previously divested joint venture.

3    Includes the following benefits (charges):

     ---------------------------------------------------------------------------
     Agriculture & Nutrition (a,b,c)                                 $  (225)
     Coatings & Color Technologies (a,b)                                 (46)
     Electronic & Communication Technologies (a,b,d)                       8
     Performance Materials (a,b,e)                                       (45)
     Pharmaceuticals (f)                                               3,866
     Safety & Protection (b)                                             (34)
     Textiles & Interiors (a,b)                                         (410)
     Other (a,b)                                                         (37)
     ---------------------------------------------------------------------------
                                                                     $ 3,077
     ===========================================================================

    (a) Includes a benefit of $21 resulting from changes in estimates related to restructuring activities, principally in the following segments:
          Agriculture & Nutrition - $6; Coatings & Color Technologies - $2; and Textiles & Interiors - $10.

    (b) Includes charges of $679 resulting from employee terminations, facility shutdowns and asset impairments in the following segments:
          Agriculture & Nutrition - $80; Coatings & Color Technologies - $48; Electronic & Communication Technologies - $27; Performance Materials - $31; Safety & Protection - $34; Textiles & Interiors - $420; and Other
          - $39.

    (c) Includes a charge of $32 to write down intangible assets related to the TOPCROSS(R) high oil corn business due to a decision to discontinue development research efforts, primarily as a result of a deteriorating commercial market outlook, a charge of $83 resulting from the sale of acquired Pioneer inventories and a charge of $35 related to settlement of litigation with Monsanto.

    (d) Includes a gain of $34 resulting from the company's sale of stock that reduced its ownership interest in DuPont Photomasks, Inc.

    (e) Includes a charge of $15 resulting from the shutdown of polyester assets at the Circleville, Ohio site.

    (f) Represents a gain of $3,866 associated with the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb, including an associated deferred tax benefit of $49.

4 Represents segment net assets after the sale of certain assets to Bristol-Myers Squibb on October 1, 2001.

5    Includes the following benefits (charges):

     ---------------------------------------------------------------------------
     Agriculture & Nutrition (a,b)                                     $(510)
     Coatings & Color Technologies (a,c)                                 (59)
     Electronic & Communication Technologies (d)                          78
     Pharmaceuticals (e)                                                 (44)
     Safety & Protection (f)                                             (17)
     Textiles & Interiors (a,g)                                           31
     Other (h)                                                           (62)
     ---------------------------------------------------------------------------
                                                                       $(583)
     ===========================================================================

    (a) Includes a benefit of $15 resulting from changes in estimates related to prior restructuring activities as follows: Agriculture & Nutrition
          - $6; Coatings & Color Technologies - $2; and Textiles & Interiors -
          $7.

    (b) Includes the following charges: $379 resulting from the sale of acquired Pioneer inventories; $215 to write down the company's investment in WebMD to estimated fair market value and to write off warrants returned to WebMD in connection with terminating the company's 1999 health care collaboration agreement; and $42 for accrued postemployment costs for Pioneer employees. These charges are partly offset by a $109 gain resulting from the sale by Pioneer of certain equity securities classified as available-for-sale and a credit of $11 to reduce the preliminary allocation of purchase price to purchased in-process research and development.

    (c) Includes a charge of $61 related to employee separation costs for about 1,000 employees, the shutdown of related manufacturing facilities, and other exit costs.

    (d) Includes a non-cash benefit of $62 resulting from the sale of stock that reduced the company's ownership interest in DuPont Photomasks, and a gain of $16 attributable to the sale of the company's interest in a Mexican affiliate.

    (e)   Includes a charge of $44 to establish a litigation reserve.

    (f) Includes a charge of $17 resulting from restructuring manufacturing operations at the Chambers Works site.

    (g) Includes a $24 gain related to formation of a 50/50 global joint venture with Sabanci for industrial nylon.

    (h) Includes a charge of $62 to increase the company's reserve for Benlate(R) litigation.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)


NOTE 31. QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                             March 31       June 30    September 30   December 31
------------------------------------------------------------------------------------------------------------------------------------
2002
Net sales                                                                    $6,142         $6,700        $5,482        $5,682
Cost of goods sold and other expenses(1)                                      5,281          6,025         5,163         5,595
Income before cumulative effect of a change in accounting principle             479            543           469           350
Net income (loss)                                                            (2,465)(2)        543(3)        469(4)        350(5)
Basic earnings per share of common stock before cumulative
   effect of a change in accounting principle(6)                                .48            .54           .47           .35
Basic earnings (loss) per share of common stock(6)                            (2.48)(2)        .54           .47           .35
Diluted earnings per share of common stock before cumulative
   effect of a change in accounting principle(6)                                .48            .54           .47           .35
Diluted earnings (loss) per share of common stock(6)                          (2.46)(2)        .54           .47           .35
------------------------------------------------------------------------------------------------------------------------------------
2001
Net sales                                                                    $6,859         $6,997        $5,641        $5,229
Cost of goods sold and other expenses(1)                                      6,092          7,376         5,527         5,077
Income (loss) before cumulative effect of a change in accounting principle      484           (213)          142         3,915
Net income (loss)                                                               495(7)        (213)(8)       142(9)      3,915(10)
Basic earnings (loss) per share of common stock before cumulative
   effect of a change in accounting principle(6)                                .46           (.21)          .13          3.83
Basic earnings (loss) per share of common stock(6)                              .47           (.21)          .13          3.83
Diluted earnings (loss) per share of common stock before cumulative
   effect of a change in accounting principle(6)                                .46           (.21)          .13          3.82
Diluted earnings (loss) per share of common stock(6)                            .47           (.21)          .13          3.82
====================================================================================================================================

(1)  Excludes interest expense and nonoperating items.

(2) Amounts differ from those reported in the first quarter Form 10-Q due to the adoption of SFAS No. 142, which resulted in a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.94 (diluted) per share. The net loss also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S.dollar denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate; a charge of $39 to withdraw from a polyester joint venture in China; and a gain of $30 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(3) Includes a noncash charge of $208 related to restructuring activities, a charge of $37 to write down a manufacturing facility to be sold to fair value less costs to sell, a charge of $47 to write-off inventory related to a discontinued product, a charge of $50 to establish a litigation reserve related to a previously divested business, a charge of $21 related to the early extinguishment of outstanding debentures and a benefit of $19 related to an increase to the gain on the sale of DuPont Pharmaceuticals based on final settlement with Bristol-Myers Squibb.

(4) Includes a gain of $84 related to the sale of the Clysar(R) shrink film business and a benefit of $23 resulting from changes in estimates related to restructuring activities.

(5) Includes a charge of $80 to increase the reserve for Benlate(R) litigation, a credit of $40 due to revisions in postemployment costs for certain Pioneer employees, a charge of $69 related to restructuring activities, a benefit of $10 due to changes in estimates related to restructuring activities, and a benefit of $6 related to the sale of DuPont Pharmaceuticals.

(6) Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

(7) Includes a noncash charge of $83 resulting from the sale of acquired Pioneer inventories and a benefit of $11 resulting from a cumulative effect of a change in accounting principle.

(8) Includes a gain of $34 on the sale of DuPont Photomasks stock and a noncash charge of $679 related to impairment charges and restructuring activities.

(9) Includes a charge of $35 to establish a reserve related to litigation settlement with Monsanto and a benefit of $49 resulting from recognition of differences between tax basis and book basis of the company's investment in DuPont Pharmaceuticals.

(10) Includes a gain of $3,817 on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb, a benefit of $21 resulting from changes in estimates related to restructuring activities, a charge of $15 resulting from the shutdown of certain polyester assets and a charge of $32 resulting from the write-down of certain Agriculture & Nutrition intangible assets.

                               BOARD OF DIRECTORS


Charles O. Holliday, Jr.                Lois D. Juliber
CHAIRMAN OF THE BOARD AND               CHIEF OPERATING OFFICER,
CHIEF EXECUTIVE OFFICER                 COLGATE-PALMOLIVE COMPANY
                                        (consumer products company)
Alain J. P. Belda
CHAIRMAN AND CHIEF                      Goran Lindahl
EXECUTIVE OFFICER, ALCOA INC.           CO-CHAIRMAN, NANOMIX, INC.
(producer of aluminum                   (a developer of products made from
and alumina)                            nanoscale materials and
                                        components)
Richard H. Brown
CHAIRMAN OF THE BOARD AND               Masahisa Naitoh
CHIEF EXECUTIVE OFFICER,                EXECUTIVE VICE CHAIRMAN,
ELECTRONIC DATA SYSTEMS                 ITOCHU CORPORATION
(global services company)               (global trading company)

Curtis J. Crawford                      William K. Reilly
PRESIDENT AND CHIEF                     PRESIDENT AND CHIEF
EXECUTIVE OFFICER,                      EXECUTIVE OFFICER,
ONIX MICROSYSTEMS, INC.                 AQUA INTERNATIONAL PARTNERS, LP
(developer and manufacturer of          (finances water supply and
optically transparent switches for      wastewater treatment in
communications networks)                developing countries)
                                        FORMER ADMINISTRATOR,
Louisa C. Duemling                      U.S. ENVIRONMENTAL
                                        PROTECTION AGENCY
Edward B. du Pont
                                        H. Rodney Sharp, III
Deborah C. Hopkins
HEAD, CORPORATE STRATEGY,               Charles M. Vest
CITIGROUP, INC.                         PRESIDENT,
(diversified financial services         MASSACHUSETTS INSTITUTE
company)                                OF TECHNOLOGY

                                        AUDIT COMMITTEE
                                        Charles M. Vest (Chair)
                                        Curtis J. Crawford
                                        Deborah C. Hopkins
                                        Masahisa Naitoh
                                        H. Rodney Sharp, III

-------------------------------         COMPENSATION COMMITTEE
Louise B. Lancaster                     Lois D. Juliber (Chair)
DIRECTOR - CORPORATE GOVERNANCE         Alain J. P. Belda
CORPORATE SECRETARY                     H. Rodney Sharp, III
SECRETARY TO CORPORATE
GOVERNANCE, ENVIRONMENTAL POLICY        CORPORATE GOVERNANCE COMMITTEE
AND STRATEGIC DIRECTION COMMITTEES      Curtis J. Crawford (Chair)
                                        Edward B. du Pont
Mary E. Bowler                          William K. Reilly
Calissa W. Brown
Steve C. Cozamanis                      ENVIRONMENTAL POLICY COMMITTEE
Donald P. McAviney                      William K. Reilly (Chair)
Peter C. Mester                         Louisa C. Duemling
ASSISTANT SECRETARIES                   Goran Lindahl

Veronica A. Demurat                     STRATEGIC DIRECTION COMMITTEE
ASSISTANT SECRETARY                     Charles O. Holliday, Jr. (Chair)
SECRETARY TO AUDIT AND                  Alain J. P. Belda
COMPENSATION COMMITTEES                 Richard H. Brown
                                        Lois D. Juliber
                                        Goran Lindahl


                                 DUPONT FELLOWS

                 INDIVIDUALS WHO ARE RENOWNED FOR TECHNOLOGICAL
          EXPERTISE IN THEIR RESPECTIVE FIELDS, FOR THEIR PROFESSIONAL
                   LEADERSHIP, AND FOR THEIR ROLES AS MENTORS.


Edward Deyrup                           Leo E. Manzer
DUPONT PACKAGING & INDUSTRIAL           DUPONT CENTRAL RESEARCH &
POLYMERS                                DEVELOPMENT
NEW PRODUCTS AND PROCESSES              CATALYSIS AND PROCESS RESEARCH

Vlodek Gabara                           Ralph N. Miller
DUPONT ADVANCED FIBER SYSTEMS           DUPONT FLUOROPRODUCTS
NEW PRODUCTS AND PROCESSES              PROCESS MODELING, AZEOTROPIC AND
FOR HIGH PERFORMANCE FIBERS             EXTRACTIVE DISTILLATION, VLE DATA

Isidor Hazan                            Charles J. Noelke
DUPONT PERFORMANCE COATINGS             DUPONT FLUOROPRODUCTS
STRATEGIC RESEARCH INVOLVING THE        PROCESS ENGINEERING,
DEVELOPMENT OF NEW AUTOMOTIVE           PRODUCT/PROCESS DEVELOPMENT
TOPCOAT TECHNOLOGIES


Rolando Pagilagan                       Hyunkook Shin
DUPONT ENGINEERING POLYMERS             DUPONT NONWOVENS
POLYMER SYNTHESIS AND POLYMER           FIBERS AND NONWOVENS
DEVELOPMENT                             TECHNOLOGIES

V. N. Malli Rao                         Harry Spinelli
DUPONT FLUOROPRODUCTS                   DUPONT PERFORMANCE COATINGS
CHEMISTRY, CATALYSIS AND PROCESS        POLYMER DEVELOPMENT AND
DEVELOPMENT                             INK JET INKS

Noel C. Scrivner
DUPONT ENGINEERING
AQUEOUS ELECTROLYTE
THERMODYNAMICS &
ENVIRONMENTAL PHYSICAL
PROPERTIES

                               CORPORATE DIRECTORY

    THE PRINCIPAL OCCUPATION OF EACH OFFICER IS EMPLOYMENT WITH THE COMPANY.


Richard J. Angiullo         Edward J. Donnelly        Nancie S. Johnson           Eric G. Melin            Robert R. Ridout
VICE PRESIDENT &            GROUP VICE PRESIDENT      VICE PRESIDENT              VICE PRESIDENT &         VICE PRESIDENT
GENERAL MANAGER             DUPONT COATINGS & COLOR   DUPONT GOVERNMENT           GENERAL MANAGER          DUPONT INFORMATION
DUPONT FLUOROPRODUCTS       TECHNOLOGIES              AFFAIRS                     DUPONT REFINISH &        SYSTEMS & CHIEF
                                                                                  INDUSTRIAL COATINGS      INFORMATION OFFICER
Tony L. Arnold              Kathleen H. Forte         W. Donald Johnson
VICE PRESIDENT - MARKETING  VICE PRESIDENT            GROUP VICE PRESIDENT        David B. Miller          Thomas L. Sager
DUPONT AGRICULTURE          DUPONT GLOBAL PUBLIC      DUPONT OPERATIONS &         VICE PRESIDENT &         VICE PRESIDENT &
& NUTRITION                 AFFAIRS                   SERVICES                    GENERAL MANAGER          ASSISTANT GENERAL
                                                                                  DUPONT ELECTRONIC        COUNSEL
Roger W. Arrington          J. Erik Fyrwald           Jeffrey L. Keefer           TECHNOLOGIES
VICE PRESIDENT &            VICE PRESIDENT &          VICE PRESIDENT &                                     Francine Cheeseman Shaw
ASSISTANT GENERAL COUNSEL   GENERAL MANAGER           GENERAL MANAGER             James E. Miller          VICE PRESIDENT &
                            DUPONT NUTRITION &        DUPONT TITANIUM             VICE PRESIDENT           GENERAL MANAGER
Edward J. Bassett           HEALTH                    TECHNOLOGIES                CROP GENETICS            DUPONT GLOBAL SERVICES
VICE PRESIDENT                                                                    RESEARCH & DEVELOPMENT
DUPONT CAPITAL              William Ghitis            D. S. Kim                                            Daniel B. Smith
MANAGEMENT                  VICE PRESIDENT & GENERAL  PRESIDENT                   Howard L. Minigh         VICE PRESIDENT &
                            MANAGER                   DUPONT ASIA PACIFIC         GROUP VICE PRESIDENT     CONTROLLER
David G. Bills              DUPONT APPAREL                                        DUPONT AGRICULTURE &
VICE PRESIDENT                                        Ganesh M. Kishore           NUTRITION                Susan M. Stalnecker
DUPONT CORPORATE PLANS      Tom D. Gill, Jr.          VICE PRESIDENT - TECHNOLOGY                          VICE PRESIDENT
                            VICE PRESIDENT            DUPONT AGRICULTURE &        Stacey J. Mobley*        DUPONT GOVERNMENT &
Craig F. Binetti            GLOBAL OPERATIONS         NUTRITION                   SENIOR VICE PRESIDENT,   CONSUMER MARKETS
VICE PRESIDENT &            DUPONT ENGINEERING                                    CHIEF ADMINISTRATIVE
GENERAL MANAGER             POLYMERS                  Akio Kobayashi              OFFICER & GENERAL        Paul V. Tebo
DUPONT PACKAGING &                                    PRESIDENT                   COUNSEL                  VICE PRESIDENT
INDUSTRIAL POLYMERS         Richard R. Goodmanson*    DUPONT K.K.                                          DUPONT SAFETY, HEALTH &
                            EXECUTIVE VICE PRESIDENT                              Douglas W. Muzyka        ENVIRONMENT
James C. Borel              & CHIEF OPERATING         Ellen J. Kullman            PRESIDENT &
VICE PRESIDENT &            OFFICER                   GROUP VICE PRESIDENT        GENERAL MANAGER          Henrique Ubrig
GENERAL MANAGER                                       DUPONT SAFETY &             DUPONT CANADA            PRESIDENT
DUPONT CROP PROTECTION      Barry M. Granger          PROTECTION                                           DUPONT SOUTH AMERICA
                            VICE PRESIDENT &                                      Craig G. Naylor
Serge Y. Borloz             GENERAL MANAGER           John R. Lewis               GROUP VICE PRESIDENT     Mark P. Vergnano
VICE PRESIDENT &            DUPONT IMAGING            VICE PRESIDENT &            DUPONT PERFORMANCE       VICE PRESIDENT &
GENERAL AUDITOR             TECHNOLOGIES              GENERAL MANAGER             MATERIALS                GENERAL MANAGER
                                                      DUPONT HERBERTS                                      DUPONT NONWOVENS
Jane D. Brooks              Ann K. M. Gualtieri       AUTOMOTIVE SYSTEMS &        Richard C. Olson
VICE PRESIDENT              VICE PRESIDENT            POWDER COATINGS             VICE PRESIDENT &         Henry B. Voigt
DUPONT SPECIAL INITIATIVES  DUPONT INVESTOR                                       GENERAL MANAGER          VICE CHAIRMAN &
                            RELATIONS                 Don R. Linsenmann           DUPONT SURFACES          CHIEF OPERATING OFFICER
Terry Caloghiris                                      VICE PRESIDENT &                                     DUPONT TEIJIN FILMS
VICE PRESIDENT &            Diane H. Gulyas           CORPORATE CHAMPION          Harry Parker
GENERAL MANAGER             GROUP VICE PRESIDENT      SIX SIGMA                   VICE PRESIDENT -         Mathieu Vrijsen
DUPONT ENGINEERING          DUPONT ELECTRONIC &                                   SALES EFFECTIVENESS      PRESIDENT
POLYMERS                    COMMUNICATION             George F. MacCormack                                 DUPONT EUROPE, MIDDLE
                            TECHNOLOGIES              GROUP VICE PRESIDENT        Gary M. Pfeiffer*        EAST & AFRICA
John P. Campi                                         DUPONT TEXTILES &           SENIOR VICE PRESIDENT &
VICE PRESIDENT              William J. Harvey         INTERIORS                   CHIEF FINANCIAL OFFICER  Kenneth W. Wall
DUPONT GLOBAL SOURCING &    VICE PRESIDENT &                                                               VICE PRESIDENT &
LOGISTICS SERVICES AND      GENERAL MANAGER           Willie C. Martin            James B. Porter          GENERAL MANAGER
CHIEF PROCUREMENT OFFICER   DUPONT ADVANCED           PRESIDENT - U.S. REGION     VICE PRESIDENT           DUPONT NYLON
                            FIBER SYSTEMS             VICE PRESIDENT -  DUPONT    DUPONT ENGINEERING &     INTERMEDIATES &
Uma Chowdhry                                          DIVERSITY/WORKLIFE AND      OPERATIONS               SPECIALTY POLYMERS
VICE PRESIDENT              John W. Himes             DUPONT HUMAN RESOURCES
DUPONT CENTRAL RESEARCH &   SENIOR VICE PRESIDENT     DEVELOPMENT FOR             E. James Prendergast     Eduardo W. Wanick
DEVELOPMENT                 DUPONT CORPORATE          OPERATIONS                  VICE PRESIDENT & CHIEF   PRESIDENT - DUPONT MEXICO
                            STRATEGY                                              TECHNOLOGY OFFICER       VICE PRESIDENT - GLOBAL
Jeffrey A. Coe                                        Marshall G. McClure         DUPONT ELECTRONIC &      EMERGING MARKETS GROWTH
VICE PRESIDENT &            John C. Hodgson*          VICE PRESIDENT              COMMUNICATION
GENERAL MANAGER             EXECUTIVE VICE            TAX                         TECHNOLOGIES             Alan S. Wolk
DUPONT CHEMICAL             PRESIDENT                                                                      VICE PRESIDENT &
SOLUTIONS ENTERPRISE                                  Richard L. McConnell        Chester D. Pribonic      GENERAL MANAGER
                            Charles O. Holliday, Jr.* PRESIDENT & CHIEF           VICE PRESIDENT &         DUPONT FLOORING
Thomas M. Connelly, Jr.*    CHAIRMAN &                OPERATING OFFICER           GENERAL MANAGER          WORLDWIDE
SENIOR VICE PRESIDENT AND   CHIEF EXECUTIVE OFFICER   PIONEER HI-BRED             DUPONT DISPLAY
CHIEF SCIENCE &                                       INTERNATIONAL, INC.         TECHNOLOGIES             Dennis Zeleny*
TECHNOLOGY OFFICER          John P. Jessup                                                                 SENIOR VICE PRESIDENT
                            VICE PRESIDENT &          Steven R. McCracken         John P. Ranieri          DUPONT HUMAN RESOURCES
                            TREASURER                 GROUP VICE PRESIDENT        VICE PRESIDENT
                                                      DUPONT TEXTILES &           DUPONT BIO-BASED
                            Bruce A. Johnson          INTERIORS                   MATERIALS
                            VICE PRESIDENT
                            DUPONT HUMAN RESOURCES

*Member, Office of the Chief Executive

                            INFORMATION FOR INVESTORS


CORPORATE HEADQUARTERS
   E. I. du Pont de Nemours and Company 1007 Market Street
   Wilmington, DE 19898
   Telephone: 302 774-1000
   E-mail: find.info@usa.dupont.com

2003 ANNUAL MEETING

The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 30, in The Playhouse Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

STOCK EXCHANGE LISTINGS

DuPont common stock is listed on the New York Stock Exchange, Inc. (Symbol DD) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K.
DuPont preferred stock is listed on the New York Stock Exchange, Inc. (Symbol DDPrA for $3.50 series and Symbol DDPrB for $4.50 series).

DIVIDENDS

Common and preferred dividends are usually declared in January, April, July and October. Dividends on common stock are usually paid on or about March 14, June 12, September 12 and December 14. Preferred dividends are paid on or about the 25th of January, April, July and October.

INDEPENDENT ACCOUNTANTS

   PricewaterhouseCoopers LLP
   Two Commerce Square, Suite 1700
   2001 Market Street
   Philadelphia, PA 19103

SHAREHOLDER SERVICES

Inquiries from shareholders about stock accounts, transfers, certificates, dividends (including direct deposit and reinvestment), name or address changes and electronic receipt of proxy materials may be directed to DuPont's stock transfer agent:

   EquiServe Trust Company N.A.
   P.O. Box 43069
   Providence, RI 02940-3069
   or call: in the United States and Canada -
          888 983-8766 (toll free)
          other locations - 781 575-2724
          for the hearing impaired -
          TDD: 800-952-9245 (toll free)

   or visit EquiServe's home page at
   http://www.equiserve.com

INVESTOR RELATIONS

Institutional investors and other representatives of financial institutions should contact:

   E. I. du Pont de Nemours and Company
   DuPont Investor Relations
   1007 Market Street - D-11018
   Wilmington, DE 19898
   or call 302 774-4994

BONDHOLDER RELATIONS

   E. I. du Pont de Nemours and Company
   DuPont Finance
   1007 Market Street - D-8028
   Wilmington, DE 19898
   or call 302 774-3086

DUPONT ON THE INTERNET

   Financial results, news and other information about DuPont can be accessed from the company's Web site at http://www.dupont.com. This site includes important information on products and services, financial reports, news releases, environmental information and career opportunities. The company's periodic and current reports filed with the SEC are available on its Web site, free of charge, as soon as reasonably practicable after being filed.

PRODUCT INFORMATION / REFERRAL

   From the United States and Canada: 800 441-7515
   From other locations: 302 774-1000
   E-mail: find.info@usa.dupont.com
   On the Internet: http://www.dupont.com

PRINTED REPORTS AVAILABLE TO SHAREHOLDERS

The following company reports may be obtained, without charge:

   1. 2002 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;

   2. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q;

   3.  2002 Annual Review

   4. 2002 DuPont Sustainable Growth Progress Report detailing progress in environmental improvement, social value and shareholder value. Requests should be addressed to:

   DuPont Corporate Information Center
   CRP705-GS25
   P.O. Box 80705
   Wilmington, DE 19880-0705
   or call 302 774-5991
   E-mail: find.info@usa.dupont.com


                            SERVICES FOR SHAREHOLDERS


ONLINE ACCOUNT ACCESS

Registered shareholders may access their accounts and obtain online answers to stock transfer questions by signing up for Internet account access. Call toll-free 888 983-8766 (outside the United States and Canada, call 781 575-2724) to obtain by mail a temporary personal identification number and information on viewing your account over the Internet.

DIVIDEND REINVESTMENT PLAN

An automatic dividend reinvestment plan is available to all registered shareholders. Common or preferred dividends can be automatically reinvested in DuPont common stock. Participants also may add cash for the purchase of additional shares. A detailed account statement is mailed after each investment. Your account can also be viewed over the Internet if you have Online Account Access (see above). To enroll in the plan, please contact EquiServe (listed above).

ONLINE DELIVERY OF PROXY MATERIALS

You may elect to receive proxy materials electronically next year in place of printed materials. Doing so will save DuPont printing and mailing expenses, reduce environmental impact, and provide you immediate access to the annual report, proxy statement and voting form when they become available. Sign up at these Internet sites:

Registered shareholders (those with certificates or participating in DuPont's dividend reinvestment plan): http://www.econsent.com/dd/

Shareholders with brokerage or bank accounts: http://www.icsdelivery.com (See this web site for the list of brokers and banks which offer this capability.)
Note: sign-up will apply to all companies in your brokerage or bank account.

DIRECT DEPOSIT OF DIVIDENDS

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact EquiServe (listed above).

DUPONT MAGAZINE

Shareholders who are interested in learning more about the company's products and the contributions they make to society may request a free, one-year subscription to DuPont Magazine. Call 800 228-2558.