Form 10-Q
period 2003-03-31
DUPONT E I DE NEMOURS & CO
filed 2003-05-13
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

995,985,506 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 30, 2003.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statement	3
Consolidated Statement of Cash Flows	4
Consolidated Balance Sheet	5
Notes to Consolidated Financial Statements	6-21

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	22-23
Results of Operations	23-25
Segment Reviews	26-27
Corporate Outlook	27
Liquidity & Capital Resources	28-29

Item 4. Controls and Procedures	29

Part II Other Information

Item 1. Legal Proceedings	30-31
Item 4. Submission of Matters to a Vote of Security Holders	31-32
Item 6. Exhibits and Reports on Form 8-K	32-33

Signature	34

Certifications	35-36

Exhibit Index	37-38

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
	Three Months Ended
CONSOLIDATED INCOME STATEMENT(Note 1)	March 31
(Dollars in millions, except per share)	2003	2002

NET SALES	$7,008	$ 6,142
Other Income (Note 2)	178	57

Total	7,186	6,199

Cost of Goods Sold and Other Operating Charges	4,855	3,984
Selling, General and Administrative Expenses	730	645
Depreciation	329	305
Amortization of Intangible Assets	56	51
Research and Development Expense	315	287
Interest Expense	81	90
Employee Separation Costs and Write-Down of Assets (Note 3)	-	9

Total	6,366	5,371

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	820	828
Provision for Income Taxes	231	328
Minority Interests in Earnings of Consolidated Subsidiaries	25	21

INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES	564	479
Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes (Note 4)	(29)	(2,944)

NET INCOME (LOSS)	$ 535	$(2,465)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 5)
Income before Cumulative Effect of Changes in Accounting Principles	$ .56	$ .48
Cumulative Effect of Changes in Accounting Principles	(.03)	(2.96)

Net Income (Loss)	$ .53	$ (2.48)

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 5)
Income before Cumulative Effect of Changes in Accounting Principles	$ .56	$ .48
Cumulative Effect of Changes in Accounting Principles	(.03)	(2.94)

Net Income (Loss)	$ .53	$ (2.46)

DIVIDENDS PER SHARE OF COMMON STOCK	$ .35	$ .35

See Notes to Consolidated Financial Statements.

Form 10-Q

	Three Months Ended
CONSOLIDATED STATEMENT OF CASH FLOWS(Note 1)	March 31
(Dollars in millions)	2003	2002

CASH PROVIDED BY (USED FOR) OPERATIONS:
Net Income (Loss)	$ 535	$(2,465)
Adjustments to Reconcile Net Income to Cash Used for Operations:
Cumulative Effect of Changes in Accounting Principles, Net of Tax (Note 4)	29	2,944
Depreciation	329	305
Amortization of Intangible Assets	56	51
Other Noncash Charges and Credits - Net	(157)	210
Change in Operating Assets and Liabilities - Net	(1,370)	(2,120)

Cash Used for Operations	(578)	(1,075)

INVESTMENT ACTIVITIES:
Purchases of Property, Plant and Equipment	(254)	(253)
Investment in Affiliates	(24)	(20)
Payments for Businesses Acquired (Net of Cash Acquired)	(64)	(17)
Proceeds from Sales of Assets	-	9
Net Cash Flows Related to Sale of DuPont Pharmaceuticals	-	(33)
Net Decrease (Increase) in Short-Term Financial Instruments	162	(230)
Miscellaneous - Net	3	-

Cash Used for Investment Activities	(177)	(544)

FINANCING ACTIVITIES:
Dividends Paid to Stockholders	(351)	(351)
Net Increase (Decrease) in Borrowings	1,442	(69)
Acquisition of Treasury Stock	-	(470)
Proceeds from Exercise of Stock Options	18	24

Cash Provided by (Used for) Financing Activities	1,109	(866)

Effect of Exchange Rate Changes on Cash	41	(33)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$ 395	$(2,518)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,678	5,763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,073	$ 3,245

See Notes to Consolidated Financial Statements.

Form 10-Q

CONSOLIDATED BALANCE SHEET(Note 1)	March 31	December 31
(Dollars in millions, except per share)	2003	2002

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 4,073	$ 3,678
Marketable Debt Securities	314	465
Accounts and Notes Receivable	5,273	3,884
Inventories (Note 6)	4,322	4,409
Prepaid Expenses	275	175
Deferred Income Taxes	781	848

Total Current Assets	15,038	13,459

PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
(March 31, 2003 - $20,639; December 31, 2002 - $20,446)	13,163	13,286
GOODWILL	1,175	1,167
INTANGIBLE ASSETS	3,106	3,109
INVESTMENT IN AFFILIATES	2,069	2,047
OTHER ASSETS	1,533	1,553

TOTAL	$36,084	$34,621

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 2,568	$ 2,727
Short-Term Borrowings and Capital Lease Obligations	2,424	1,185
Income Taxes	146	47
Other Accrued Liabilities	2,840	3,137

Total Current Liabilities	7,978	7,096

LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS	5,784	5,647

OTHER LIABILITIES	8,893	8,770

DEFERRED INCOME TAXES	1,656	1,622

Total Liabilities	24,311	23,135

MINORITY INTERESTS	2,440	2,423

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY
Preferred Stock	237	237
Common Stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at March 31, 2003 - 1,083,007,081;
December 31, 2002 - 1,080,981,877	325	324
Additional Paid-In Capital	7,444	7,377
Reinvested Earnings	10,803	10,619
Accumulated Other Comprehensive Loss (Notes 8 and 9)	(2,749)	(2,767)
Common Stock Held in Treasury, at Cost (Shares: March 31, 2003
and December 31, 2002 - 87,041,427)	(6,727)	(6,727)

Total Stockholders' Equity	9,333	9,063

TOTAL	$36,084	$34,621

See Notes to Consolidated Financial Statements.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1. Summary of Significant Accounting Policies

Interim Financial Statements

These statements are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to provide a fair statement of the financial position, results of operations and cash flows for the dates and periods covered. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications of prior years' data have been made to conform to current year classifications.

Stock-Based Compensation

The company has several stock-based employee compensation plans which are described more fully in Note 25 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three months ended March 31, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31
	2003	2002

Net income (loss), as reported	$535	$(2,465)

Add: Stock-based employee compensation expense included
in reported net income (loss), net of related tax effects	4	1

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(37)	(43)

Pro forma net income (loss)	$502	$(2,507)

Earnings (loss) per share:
Basic - as reported	$ .53	$ (2.48)

Basic - pro forma	$ .50	$ (2.52)

Diluted - as reported	$ .53	$ (2.46)

Diluted - pro forma	$ .50	$ (2.50)

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation (FIN) No. 46, "Consolidation of Certain Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The company has not created or obtained an interest in any VIEs in 2003. For VIEs in which a company holds a variable interest that it acquired before February 1, 2003, the interpretation applies in the first interim period beginning after June 15, 2003.

The company has identified its commercial paper conduit and three relationships within the financing structures of its synthetic lease programs as VIEs where DuPont is considered the primary beneficiary. The VIEs related to the synthetic lease programs serve as the owner/lessors and debt holders of the assets in the programs, and the commercial paper conduit issues notes to third parties secured by receivables and certain equipment and real estate under the synthetic leases. The assets and liabilities of these entities are not consolidated within the company's financial statements. As of March 31, 2003, the fair value of the assets related to these VIEs was approximately $798, and the fair value of the associated liabilities and noncontrolling interests was approximately $799. Residual value guarantees under the synthetic lease programs were $292 at March 31, 2003. The company has decided to purchase the assets of the VIE that serves as the owner/lessor of a manufacturing facility in Singapore. This transaction will be completed in the second quarter of 2003. The fair value of the assets and associated liabilities and noncontrolling interests related to this VIE was approximately $83 at March 31, 2003, and the related residual value guarantee was approximately $70.

The company has also identified two other nonconsolidated entities as VIEs where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and the other entity is a real estate rental operation. The company guarantees all debt obligations of these entities, which totaled approximately $200 at March 31, 2003. These amounts are included within obligations for equity affiliates and others in Note 7 on page 11.

The company continues to review the provisions of FIN No. 46 and to assess its options relating to the VIEs discussed above for which a decision has not yet been made. These options include (1) consolidating the VIEs into the company's financial statements, (2) purchasing selected assets from the VIEs, or (3) finding alternative financing sources. The impact on the company's liquidity, financial condition and results of operations is dependent upon the option selected for each individual VIE, which has not yet been determined.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended
	March 31
	2003	2002

Royalty income	$ 30	$ 32
Interest income, net of miscellaneous interest expense	17	22
Equity in earnings of affiliates	4	3
Gains (losses) on sales of assets	11	(4)
Exchange gains (losses)	(44)	(87)
Cozaar® /Hyzaar® income	154	83
Miscellaneous income and expenses - net	6	8

	$178	$ 57

Note 3. Employee Separation Costs and Write-Down of Assets

During the first quarter 2003, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2002, at Note 5, "Employee Separation Costs and Write-down of Assets."

A restructuring program was instituted in the fourth quarter of 2002 in the Coatings & Color Technologies segment to enhance its position as a leader in the highly competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. At March 31, 2003, approximately 390 employees had been terminated. In addition, a restructuring program was instituted in the second quarter of 2002 in the Textile & Interiors segment to better align the business with accelerating structural changes to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. At March 31, 2003, approximately 1,635 employees had been terminated.

Account balances and activity for the 2002 and 2001 programs are as follows:

	Employee
	Separation	Other
2002 Programs	Costs	Exit Costs	Total

Balance - December 31, 2002	$180	$ 6	$186
Changes to accounts:
Adjustments in 2003*	-	(3)	(3)
Employee separation settlements	(21)	-	(21)

Balance - March 31, 2003	$159	$ 3	$162

*

Represents the portion of dismantlement and removal costs previously recognized that does not meet the criteria of SFAS No. 143, "Accounting For Asset Retirement Obligations," and therefore, is included in the Cumulative Effect of a Change in Accounting Principle for the quarter ended March 31, 2003. See Note 4.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

	Employee
	Separation	Other
2001 Programs	Costs	Exit Costs	Total

Balance - December 31, 2002	$ 46	$ 2	$ 48
Changes to accounts:
Adjustments in 2003*	-	(1)	(1)
Employee separation settlements	(13)	-	(13)

Balance - March 31, 2003	$ 33	$ 1	$ 34

*

Represents the portion of dismantlement and removal costs previously recognized that does not meet the criteria of SFAS No. 143, "Accounting For Asset Retirement Obligations," and therefore, is included in the Cumulative Effect of a Change in Accounting Principle for the quarter ended March 31, 2003. See Note 4.

During the first quarter of 2002, the company recorded a net charge of $9 related to exiting joint ventures in China. Of the net charge, $39 was recorded to withdraw from a polyester joint venture due to depressed market conditions. This charge covers the write-off of the company's investment in this joint venture. The charge was partly offset by a $30 gain resulting principally from a favorable litigation settlement associated with the company's exit from a nylon joint venture in 1999.

Note 4. Cumulative Effect of Changes in Accounting Principles

On January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. The provisions of SFAS No. 143 require the asset retirement obligations to be recorded at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated useful life of the asset.

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide. The adoption of SFAS No. 143 resulted in a charge of $46 ($29 after-tax) which has been reported as a cumulative effect of a change in accounting principle. Such amount represents the difference between assets and liabilities recognized prior to the application of this statement and the net amounts recognized pursuant to this statement.

The estimated asset retirement obligation would have been $56 on January 1, 2002 and $60 on December 31, 2002 had this statement been applied as of January 1, 2002. Set forth below is a reconciliation of the company's estimated asset retirement obligations from January 1, 2003 through March 31, 2003.

Balance - January 1, 2003	$60
Accretion expense	1

Balance - March 31, 2003	$61

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Had the provisions of SFAS No. 143 been applied as of January 1, 2002, the pro forma effects for the period ended March 31, 2002 on Income Before Cumulative Effect of Changes in Accounting Principles would have been reduced and the Net Loss for the period would have been increased by approximately $0.01 per share.

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in a cumulative effect type charge to income of $2,944. This charge was attributable to goodwill impairments of $2,866 in the Agriculture & Nutrition segment and $78 in the Textiles & Interiors segment.

Note 5. Earnings Per Share of Common Stock

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The numerator for both income before cumulative effect of changes in accounting principles and net income (loss) is adjusted by preferred dividends of $2.5 for the three-month periods ended March 31, 2003 and 2002. For diluted earnings per share, the denominator is based on the following weighted-average number of common shares and includes the additional common shares that would have been outstanding if potentially dilutive common shares had been issued:

	Three Months Ended
	March 31
	Basic	Diluted

2003	995,752,067	998,192,276
2002	995,776,462	1,001,260,784

The difference between basic and diluted weighted-average common shares outstanding generally results from the assumption that dilutive stock options outstanding were exercised.

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price during the period:

	Three Months Ended
	March 31
	2003	2002

Average Stock Options	79,389,899	37,497,729

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 6. Inventories

	March 31,	December 31,
	2003	2002

Finished Products	$2,885	$2,734
Semifinished Products	976	1,239
Raw Materials and Supplies	953	880

	4,814	4,853

Adjustment of Inventories to a
Last-In, First-Out (LIFO) Basis	(492)	(444)

Total	$4,322	$4,409

Note 7. Contingencies

Guarantees

On January 1, 2003, the company adopted FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The fair value of guarantees is determined by consideration of data in observable markets, comparable transactions and the utilization of probability-weighted discounted net cash flow models. The fair value of guarantees issued or modified during the first quarter of 2003 was not material.

Information related to the company's guarantees is summarized in the following table:

Total at
Guarantees	March 31, 2003

Product warranty liability(1)	$ 26
Indemnification liability(1)	31
Obligations for equity affiliates and others	1,156
Residual value guarantees(2)	354
Liquidity support(3)	128

$1,695

(1)	Included in the company's consolidated financial statements.
(2)	Applicable to the company's synthetic lease programs and includes liquidity support of $150.
(3)	Applicable to the company's accounts receivable securitization program.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Disclosures about each group of similar guarantees are provided below:

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The estimated product warranty liability for the company's products as of March 31, 2003 is $26. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2002 through March 31, 2003:

Balance - December 31, 2002	$22
Settlements (cash and in-kind)	(3)
Aggregate changes - issued 2003	7

Balance - March 31, 2003	$26

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amount recorded for all indemnifications as of March 31, 2003 is $31. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At March 31, 2003, the company had directly guaranteed $917 of such obligations, plus $239 relating to guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Of the $917 directly guaranteed obligations, $71 is for short-term (less than one year) bank loans related to customers, $45 is for long-term (1-5 years) bank loans related to customers, $309 is for short-term (less than one year) bank borrowings related to equity affiliates, $344 is for long-term (1-6 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $30 is for revenue bonds (1-12 years), and $15 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 27 percent of the $123 of guaranteed obligations of customers as discussed above. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2003, the company has no liabilities recorded for these obligations.

In addition, the company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $239, plus interest, as March 31, 2003. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2003, the company had no liabilities recorded for these obligations.

Residual Value Guarantees

The company has synthetic lease programs that are used primarily for corporate aircraft, rail cars and other equipment, as well as a manufacturing facility in Singapore. In addition, the company has entered into agreements to lease, upon completion, manufacturing and warehousing facilities. In connection with the synthetic lease programs, the company has residual value guarantees in the amount of $354 at March 31, 2003. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2003, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Accounts Receivable Securitization Program

As described in Note 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002, the company has an accounts receivable securitization program to sell an interest in a revolving pool of trade accounts receivable. In connection with this program, the company was committed to provide up to 25 percent or $128 of liquidity support at March 31, 2003. At March 31, 2003, the company had no liabilities recorded for these obligations.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Litigation

General

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

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

	Status of Cases
	March 31,	December 31,
	2003	2002

Filed	1	2
Resolved	9	5
Pending	96	104

Twenty-one of the ninety-six cases pending against the company at March 31,2003, were filed by growers who allege plant damage from using Benlate® 50 DF and, in some cases, Benlate® WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Five of the pending cases include claims for alleged personal injuries arising from exposure to Benlate® 50 DF and/or Benlate® WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate® OD. Finally, one of the cases pending is a securities fraud class action.

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

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In forty-one cases, plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate® 50 DF claims. The Florida federal court has dismissed the lead case of the twenty-eight reopener cases pending before it. Plaintiffs have appealed. The thirteen remaining cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently five cases pending involving allegations that Benlate® caused birth defects to children exposed in utero. One case was tried in Florida resulting in a verdict of $4 against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The plaintiffs have appealed to the Florida Supreme Court. The federal court in West Virginia dismissed another case on the same grounds of insufficient scientific support for causation. It has been appealed to the Fourth Circuit Court of Appeals. The remaining three cases are pending in Delaware. Two of these cases were dismissed for not being timely filed and were appealed to the Delaware Supreme Court. In April of 2003, the Delaware Supreme Court reversed the dismissals and remanded these two cases, involving six plaintiffs, to the trial court for further proceedings. The third case pending in Delaware has been scheduled for trial in November of 2003.

The twenty-eight cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 in each case. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The company has appealed both cases. DuPont has not established an accrual for either case because the company has concluded that it is not probable that the adverse judgments ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on this appeal took place at the intermediate appellate court in October 2002.

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. The plaintiffs in this case alleged that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27,1995. The district court certified the case as a class action. In March 2003, DuPont entered into an agreement to settle this case for $77.5. On March 14, 2003, the court gave preliminary approval to the settlement. There will be a fairness hearing on May 30, 2003, during which the parties will seek final approval of the settlement. During the first quarter of 2003, the company recorded a charge of $77.5 to establish a reserve for this matter.

DuPont believes that Benlate® did not cause the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of March 31, 2003, DuPont has incurred costs and expenses of almost $1,900 associated with these matters, including the settlement of the securities fraud class action discussed above. The company has recovered approximately $200 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

PFOA

In the second half of 2002, the United States Environmental Protection Agency (EPA) initiated a priority review of perfluorooctanoic acid and its salts (collectively referred to herein as PFOA), which to date have not been regulated by the EPA. As part of this review, on November 4, 2002, the EPA issued a revised draft hazard assessment of PFOA and on April 14, 2003, it issued a preliminary risk assessment on PFOA. The EPA's preliminary risk assessment indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that considerable scientific uncertainty remains regarding potential risks associated with PFOA. However, the EPA has said it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment and to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. The EPA also invited interested parties to participate in publicly negotiated agreements, known as enforceable consent agreements or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring.

DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world. DuPont purchased PFOA from a third party until it began manufacturing PFOA in North Carolina in the fall of 2002. Some of the waste stream from the manufacture of PFOA is treated at DuPont's Chambers Works site in New Jersey. DuPont also manufactures fluorinated telomers that are used in soil, stain and grease repellants for the paper, apparel, upholstery and carpet industries. DuPont does not use PFOA as a processing aid in the manufacture of these telomers, although there have been some reports suggesting that telomer chemistry can form trace amounts of PFOA.

Based on over fifty years of industry experience and extensive scientific study, DuPont believes there is no evidence that PFOA causes any adverse human health affects or harms the environment. However, DuPont respects the EPA's position that questions on exposure routes and the potential toxicity of PFOA remain. Therefore, before April 14, 2003, DuPont and other interested companies filed Letters of Intent with the EPA specifying on-going voluntary programs concerning PFOA and fluorinated telomers. In addition, the companies have outlined plans for continued research, emission reductions activities, and product stewardship activities to help address the EPA's questions. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA. DuPont estimates that this process will continue through the end of 2003.

DuPont's Washington Works plant in Wood County, West Virginia, is one of the sites at which the company uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions. In November of 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Consent Order (the Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. The Order requires that DuPont investigate the levels of PFOA in the local environment and drinking water and fund a study by toxicologists, supervised by the WVDEP, to determine acceptable levels of PFOA in the environment and drinking water. Through this process, a screening level of 150 micrograms

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

of PFOA per liter of drinking water was established in May 2002. None of the local sources of drinking water have tested near the screening level. Currently, DuPont recovers or destroys 75 percent of the PFOA used at the Washington Works plant. By 2004, the company expects that more than 90 percent will be recovered or destroyed.

In August 2002, the WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report. In the report, the WVDEP affirmed the 150 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. It further provided a screening level of 1 microgram per cubic meter for air, as based upon the inhalation reference concentration. DuPont is working with the WVDEP to address issues related to implementation of and compliance with the air screening level. Unless DuPont violates its terms, the Order does not call for sanctions. DuPont has completed all major activities currently required by the Order and has spent approximately $3 million through April 30, 2003, in connection with these activities. As part of its agreement with the WVDEP, DuPont will continue to monitor public drinking water supplies in and around the Washington Works plant on a quarterly and/or annual basis. The scope and extent of this monitoring has yet to be determined. In addition, the company may perform other environmental monitoring as suggested by results received from studies performed under the Order.

Environmental sampling has also been conducted across the Ohio River pursuant to a Memorandum of Understanding (MOU) amongst DuPont, the Ohio EPA, the WVDEP, and the Division of Health and Human Resources. This sampling has disclosed PFOA levels in groundwater and drinking water in Ohio. Under the MOU, these results were shared with the Ohio EPA. Although the Order does not apply in Ohio, under the MOU DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with the EPA Regions III (which includes West Virginia) and Regions V (which includes Ohio) in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the Order. Since PFOA concentrations in drinking water tested to date are significantly below the screening level that has been established under the SDWC Order, it is unlikely that DuPont will be required to provide alternative drinking water to anyone.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. The class has been defined as anyone who has consumed drinking water contaminated by PFOA from operation of the Washington Works plant, which could be as large as fifty thousand individuals. The Lubeck Public Service District and plaintiffs recently reached a settlement agreement that has been approved by the court. DuPont does not believe that the consumption of drinking water with low levels of PFOA has caused or will cause deleterious health effects. On May 1, 2003, the court entered an order requiring that DuPont sample and analyze the blood for PFOA of the individual class members electing to participate. In addition, the court made certain findings of fact, including a finding that PFOA is toxic and hazardous to humans. This finding was based on unsubstantiated claims made by plaintiffs during oral arguments without the benefit of any scientific testimony. It is the company's position that the scientific evidence does not support the court's finding. DuPont plans to appeal the order and intends to take every action to assure that the science is presented in this case. Trial has been scheduled for the third quarter of 2003 and DuPont intends to defend itself vigorously. Since DuPont does not believe that its use of PFOA has caused or will cause any deleterious health affects, the company has not established a reserve related to the final outcome of the lawsuit.

While management recognizes that it is reasonably possible that losses may be incurred related to PFOA, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. At March 31, 2003, reserves related to environmental remediation amounted to $374 and, in management's opinion, were appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at March 31, 2003.

Note 8. Comprehensive Income (Loss)

The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended
	March 31
	2003	2002

Net Income (Loss)	$535	$(2,465)
Cumulative Translation Adjustment	16	(10)
Net Revaluation and Clearance of
Cash Flow Hedges to Earnings	4	47
Net Unrealized Losses on Available
for Sale Securities	(2)	(4)

Total Comprehensive Income (Loss)	$553	$(2,432)

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 9. Derivatives and Other Hedging Activities

The company's objectives and strategies for holding derivative instruments are included in Note 28 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. During the three-month periods ended March 31, 2003 and 2002, no hedge ineffectiveness was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

Accumulated Other	Three Months Ended
Comprehensive Income (Loss)	March 31, 2003
(Cash Flow Hedge Portion Only)	Pretax	Tax	After-Tax

Beginning balance	$(54)	$21	$(33)
Additions and revaluations of
derivatives designated as
cash flow hedges	4	(2)	2
Clearance of hedge results to earnings	3	(1)	2

Ending balance	$(47)	$18	$(29)

Portion of ending balance expected
to be reclassified into earnings
over the next twelve months	$(36)	$14	$(22)

Form 10-Q

NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Segment Information

	Three Months Ended
CONSOLIDATED SEGMENT INFORMATION(a)	March 31
(Dollars in millions)	2003	2002

SEGMENT SALES(b)
Agriculture & Nutrition	$1,790	$ 1,606
Coatings & Color Technologies	1,269	1,137
Electronic & Communication Technologies	677	578
Performance Materials	1,336	1,163
Safety & Protection	985	827
Textiles & Interiors(c)	1,717	1,439
Other	3	8

Total Segment Sales	7,777	6,758

Elimination of Transfers	(219)	(95)
Elimination of Equity Affiliate Sales	(550)	(523)
Miscellaneous	-	2

CONSOLIDATED NET SALES	$7,008	$ 6,142

AFTER-TAX OPERATING INCOME (LOSS) (ATOI)
Agriculture & Nutrition	$ 378	$ 323
Coatings & Color Technologies	74	85
Electronic & Communication Technologies	21	45
Performance Materials	75	84
Pharmaceuticals	95	51
Safety & Protection	128	103
Textiles & Interiors(d)	(5)	20
Other(e)	(69)	(20)

Total Segment ATOI	697	691

Interest & Exchange Gains and Losses(f)	(43)	(122)
Corporate Expenses	(83)	(78)
Corporate Minority Interest(g)	(7)	(12)

Income Before Cumulative Effect of Changes in Accounting Principles	564	479

Cumulative Effect of Changes in Accounting Principles(h)	(29)	(2,944)

NET INCOME (LOSS)	$ 535	$(2,465)

Form 10-Q

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION
(a)	Certain reclassifications of segment data have been made to reflect 2003 changes in organizational structure.

(b)	Includes transfers and pro rata share of equity affiliate sales.

(c)	Effective January 1, 2003, the company changed its management reporting regarding intermediates supplied by Textiles & interiors to Performance Materials to reflect market-based transfers.

(d)

First quarter 2002 includes a charge of $29 to withdraw from a polyester joint venture in China, partly offset by a $19 gain resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(e)	First quarter 2003 includes a charge of $51 to provide for settlement of the 1995 Benlate® shareholder litigation case.

(f)

First quarter 2002 includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

(g)	Represents a rate of return to minority interest investors who made capital contributions to consolidated subsidiaries.

(h)

On January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The company recorded a cumulative effect adjustment to income of $29.

The company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," resulted in a cumulative effect adjustment to income of $2,944 effective January 1, 2002.

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

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition to the factors discussed in this report and in Management's Discussion and Analysis in the company's latest Annual Report on Form 10-K, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:
    The company operates in approximately 75 countries worldwide and derives about half of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including a decline in U.S. or European sales from slowing economic growth in those regions, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) in those regions could affect the company's revenues, expenses and results of operations.
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

Form 10-Q

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
    The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings and Six Sigma productivity improvement projects, to improve productivity and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also there can be no assurance that any estimated cost savings from such activities will be realized.
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
    The company's results of operations, liquidity and financial condition could be affected by significant litigation adverse to the company including product liability claims, patent infringement claims and antitrust claims.

The foregoing list of factors is not all inclusive, or necessarily in order of importance.

Results of Operations

Net Sales

Consolidated net sales for the first quarter of 2003 totaled $7.0 billion compared to

$6.1 billion in the first quarter of 2002, an increase of 14 percent. This includes 7 percent higher sales volume, a 2 percent benefit attributable to the net impact of acquired and divested businesses and a 6 percent benefit from the weaker U.S. dollar. In addition, declines in local currency selling prices reduced net sales by 1 percent.

Worldwide and regional segment sales and related variances for the first quarter 2003 compared to the first quarter of 2002 are summarized below. Segment sales include transfers and a pro rata share of equity affiliate sales.

	Three Months Ended
	March 31
	(dollars in billions)		Percent Change Due To
		Percent	Local	Currency
	2003	Change	Price	Effect	Volume	Other*

Worldwide	$7.8	15	(1)	6	7	3
U.S.	3.6	8	-	-	3	5
Europe	2.3	24	(4)	20	8	-
Asia Pacific	1.2	25	(1)	4	22	-
Canada, Mexico,
South America	.7	10	4	1	3	2

*	Net impact of acquisitions and divestitures and a change in management reporting for certain intersegment transfers.

Form 10-Q

As indicated above, U.S. segment sales increased 8 percent, including 3 percent volume growth and a 3 percent benefit from the net impact of acquisitions and divestitures. European segment sales increased 24 percent on 8 percent higher volume and 16 percent higher U.S. dollar prices driven by currency. Asia Pacific segment sales increased 25 percent, reflecting 22 percent higher volume due to continued strength in all segments.

Other Income

Other income totaled $178 million for the quarter versus $57 million in the prior year, an increase of 212 percent. This increase is principally due to an increase in Cozaar® /Hyzaar® income of $71 million primarily due to prebuying by wholesalers in anticipation of future price increases. In addition, other income increased $43 million due to a decrease in exchange losses versus the first quarter of 2002. This decrease is primarily due to an exchange loss of $63 million in first quarter 2002 resulting from the mandatory conversion of the company's U.S. dollar denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

Cost of Goods Sold and Other Operating Charges

Cost of goods sold and other operating charges totaled $4,855 million in the first quarter of 2003 versus $3,984 million in 2002, an increase of approximately 22 percent. This increase primarily reflects the impact of the weaker U.S. dollar, higher raw material and pension costs, as well as a charge of $77.5 million to provide for the settlement of a 1995 Benlate® shareholder litigation case. As a percent of net sales, cost of goods sold and other operating charges was 69.3 percent and 64.9 percent in the first quarter of 2003 and 2002, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) totaled $730 million for the quarter versus $645 million in the prior year, an increase of 13 percent. As a percent of net sales, SG&A was consistent at 10.4 percent and 10.5 percent in 2003 and 2002, respectively. The overall dollar increase is primarily due to higher pension expense, a weaker U.S. dollar and the net impact of acquisitions and divestitures.

Research and Development Expense

Research and development expense (R&D) totaled $315 million for the quarter versus

$287 million in the prior year, an increase of almost 10 percent. This is consistent with the company's expectation for R&D expense to total approximately $1.3 billion for the year. As a percent of net sales, R&D was 4.5 percent and 4.7 percent in 2003 and 2002, respectively.

Interest Expense

Interest expense totaled $81 million in the first quarter of 2003 compared to $90 million in the first quarter of 2002, a decrease of 10 percent. This was primarily due to lower interest rates, which more than offset increased interest expense associated with higher average debt levels in the first quarter of 2003 versus 2002.

Form 10-Q

Employee Separation Costs and Write-down of Assets

First quarter 2002 included a charge of $39 million to withdraw from a polyester joint venture in China. This charge was partly offset by a $30 million gain resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

Provision for Income Taxes

The effective income tax rates for the first quarter of 2003 and 2002 were 28.1 percent and 39.6 percent, respectively. This decrease principally reflects the tax impacts of foreign exchange gains and losses and special items, and to a lesser extent, a greater portion of foreign earnings being generated in jurisdictions with lower tax rates.

Cumulative Effect of Changes in Accounting Principles

On January 1, 2003, the company adopted Statement of Financial Accounting

Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of this standard resulted in a cumulative effect of a change in accounting principle after-tax charge to income of $29 million. See Note 4 to the consolidated financial statements for additional information.

The company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets,"

resulted in a cumulative effect after-tax charge to income of $2,944 million, effective January 1, 2002. This charge was attributable to goodwill impairments of $2,866 million in the Agriculture & Nutrition segment and $78 million in the Textiles & Interiors segment.

Net Income (Loss)

Net income was $535 million in the first quarter of 2003 versus a net loss of

$2,465 million in the first quarter of 2002. Income before the cumulative effect of changes in accounting principles was $564 million in the current quarter versus $479 million in the prior year, an increase of 18 percent. The increase principally reflects higher sales volumes discussed above, the weaker U.S. dollar, higher Cozaar® /Hyzaar® income, and lower income taxes, partly offset by increases in raw material and pension expenses. Net income (loss) was also impacted by special items in both years, which were discussed above and are summarized in the table below:

	Three Months Ended March 31
	Pretax		After-Tax		Per Share
(Dollars in millions, except per share)	2003	2002	2003	2002	2003	2002

Benlate® 1995 shareholder litigation
settlement	$(78)	$ -	$(51)	$ -	$(.05)	$ -
Argentina - Dollar to Peso conversion	-	(63)	-	(63)	-	(.06)
Withdrawal from Textiles & Interiors
polyester joint venture	-	(39)	-	(29)	-	(.03)
Litigation settlement - Textiles &
Interiors nylon joint venture	-	30	-	19	-	.02

Total	$(78)	$ (72)	$ (51)	$(73)	$(.05)	$(.07)

Form 10-Q

Segment Reviews

Summarized below are comments on individual segment sales, which include transfers and a pro rata share of equity affiliate sales, and after-tax operating income (ATOI) for the first quarter 2003 compared with the first quarter 2002. ATOI does not include corporate expenses, exchange gains (losses), and corporate minority interests. All segments had a benefit to sales ranging from 5-8 percent versus the prior year resulting from the currency effect of the weaker dollar.

Agriculture & Nutrition - Sales of $1.8 billion increased 11 percent reflecting

5 percent higher U.S. dollar selling prices, 4 percent higher volume, and a 2 percent benefit from the acquisition of Liqui-Box. ATOI was $378 million versus $323 million, up 17 percent, principally reflecting higher sales of crop production agriculture products.

In April 2003, the company formed a majority-owned venture, Solae™ LLC, with Bunge

Limited. Solae™ LLC will participate in the rapidly growing market for healthy and better tasting soy food ingredients. It will combine complementary capabilities and assets and will provide a broad offering of soy food ingredient products to better fit customer needs, including textured vegetable proteins, soy concentrates and isolates, and specialty lecithins.

Coatings & Color Technologies - Sales of $1.3 billion were up 12 percent reflecting

5 percent higher volume and 7 percent higher U.S. dollar selling prices, principally due to the weaker U.S. dollar. ATOI declined 13 percent to $74 million primarily due to higher TiO2 raw material costs in addition to higher pension expense.

Electronic & Communication Technologies - Sales of $0.7 billion were up

17 percent, principally reflecting higher sales volumes, as U.S. dollar prices were flat. ATOI was $21 million versus $45 million last year. Earnings declined due to increased R&D and start-up costs for OLED flat panel displays, as well as higher pension costs.

Performance Materials - Sales of $1.3 billion were up 15 percent due to 12 percent higher volume, 4 percent higher U.S. dollar selling prices, and a 1 percent reduction due to the divestiture of the Clysar® shrink film business. ATOI of $75 million was 11 percent lower due to higher raw material and pension costs.

Pharmaceuticals - ATOI of $95 million was up 86 percent over the prior year ATOI of

$51 million. A substantial portion of the increase is attributable to earnings related to a wholesaler buy-in in anticipation of price increases, as discussed above under other income. Cozaar® /Hyzaar® continue to show solid growth globally, driven in part by new indications.

Safety & Protection - Sales of $1.0 billion were up 19 percent due to higher volumes,

the acquisition of ChemFirst, and higher U.S. selling prices. ATOI increased 24 percent to $128 million despite higher pension expense, reflecting higher earnings from nonwoven and aramid products.

Textiles & Interiors (DTI) - Sales of $1.7 billion reflect 5 percent higher volume and

6 percent higher U.S. dollar selling prices. In addition, in preparation for the planned separation of DTI, the company recently changed its management reporting regarding intermediates supplied to Performance Materials to reflect market-based transfers. This change increased first quarter 2003 segment sales by 8 percent versus prior year. ATOI was a loss of $5 million versus first quarter 2002 ATOI of $20 million. The earnings decline principally reflects lower margins due to higher raw material and pension costs.

Form 10-Q

DTI Separation Matters

DuPont has made an offer to acquire all of the Class A common shares, Series 1 of

DuPont Canada not already owned by DuPont or its affiliates at a price of Cdn. $21.00 per common share in cash, or approximately Cdn. $1.4 billion in the aggregate based on the current outstanding shares (approximately $1 billion in U.S. dollars). The company currently owns 76 percent of the outstanding shares of DuPont Canada. The board of directors of DuPont Canada has recommended that the public shareholders accept the offer. The offering circular has been mailed and the offer expires on May 23, 2003. DuPont's planned acquisition of the minority shares of DuPont Canada is part of the company's previously announced intent to separate DTI by the end of 2003, market conditions permitting. DTI comprises a substantial portion of DuPont Canada's business and operations. If DuPont is not successful in acquiring 100 percent of the outstanding shares of DuPont Canada, DuPont intends to transfer its entire share ownership interest in DuPont Canada to DTI in connection with the DTI separation.

DuPont also announced on April 14, 2003, that it is in negotiations with a third party regarding the possible sale of DTI. Since the negotiations are in their preliminary stages, DuPont is not disclosing the name of the third party. There can be no assurance that any such sale efforts will be successful or, if successful, of the terms, conditions and timing of any potential transactions. DuPont continues to consider all options to separate DTI, including an initial public offering. All activities required to execute such a transaction remain on their scheduled timeline.

Corporate Outlook

Although the company currently expects the global economic recovery to resume its moderate pace later in 2003, the near-term economic outlook is somewhat restrained, particularly for industrial production in developed economies. In addition, for the second quarter of 2003 versus the prior year:
    The company expects significantly higher energy related raw material costs. The year over year negative impact in the second quarter is expected to be at least double what it was in the first quarter of 2003.
    As previously announced, the company will incur higher non-cash expense in 2003, mainly related to pension. This will negatively affect earnings per share versus the prior year by approximately 10 cents per quarter throughout 2003.

Despite these challenges, the company expects its businesses to continue to perform well in the market place, driving both volume growth and price increases. Taking all of these factors into account, the company expects second quarter earnings to be in the mid- to high 50 cents per share range. The company also expects second quarter results to include a nonoperating gain associated with the formation of Solae™ LLC. An estimate of this expected gain is not yet available and accordingly, is not included in the above-mentioned earnings outlook.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

From December 31, 2002 to March 31, 2003, the company's consolidated net debt

(borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) increased approximately $1.1 billion from $2.7 billion to $3.8 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

2003
(dollars in millions)

Net debt - December 31, 2002	$ 2,689

Cash used for operations	(578)
Purchases of property, plant and equipment
and investment in affiliates	(278)
Net payments for businesses acquired	(64)
Dividends paid to stockholders	(351)
Other	139

Total (increase) decrease in net debt	$(1,132)

Net debt - March 31, 2003	$ 3,821

Historically, the company has negative cash flows from operations in the first quarter,

primarily reflecting cash used to fund the seasonality of the company's Agriculture & Nutrition segment. Working capital at March 31, 2003, was $7.1 billion, a $697 million increase from December 31, 2002. This increase is a result of higher receivables attributable to Agriculture & Nutrition seasonal sales volume.

Purchases of property, plant and equipment and investments in affiliates for the quarter were $278 million. The company expects full-year purchases of property, plant and equipment and investments in affiliates to be about $1.6 billion, including the expected purchase of the Singapore synthetic lease assets. Other impacts, if any, from the adoption of FIN No. 46 are not included.

Cash payments for businesses acquired for the quarter amounted to $64 million,

primarily reflecting the purchase of Eastman Chemical Company's crystalline polyester business and the acquisition of the Alkylation division of STRATCO, Inc. By the third quarter of 2003, Solae LLC, a majority-owned subsidiary of the company will acquire Bunge Limited's Brazilian ingredients operations for approximately $300 million. In addition, if the company's tender offer for the shares of DuPont Canada that it does not already own is successful, the company will spend approximately $1 billion during the second and third quarters of 2003 to acquire these shares.

Dividends paid to stockholders during the quarter totaled $351 million. The company's

Board of Directors authorized a $2 billion share buyback plan in June 2001. As of March 31, 2003, no shares were purchased under this program. Management has not established a timeline for the buyback of stock under this plan.

Form 10-Q

The $1.1 billion increase in debt was financed with lower-rate commercial paper, which became a more significant portion of the company's total borrowings. The impact of the change in the debt portfolio mix reduced the month-end average interest rate from 5.0 percent at December 31, 2002, to 4.2 percent at March 31, 2003.

Minority Interest Structures

In 2001, DuPont received proceeds of approximately $2 billion from entering into two minority interest transactions as described in the company's Annual Report on Form 10-K for the year ended December 31, 2002. The company provided assets as security for the holders of the minority interests, $1.6 billion of which relates to the Textiles & Interiors segment. DuPont anticipates that it may redeem this $1.6 billion of minority interests prior to the separation of DTI. Depending on the outcome of DuPont's tender offer for the shares of DuPont Canada it does not already own, the company may redeem up to $1 billion of this $1.6 billion by the third quarter of 2003.

Guarantees

For information related to guarantees, see Note 7 "Contingencies" to the company's consolidated financial statements. As described in Note 1, the company has a synthetic lease program related to a manufacturing facility in Singapore. The company intends to buy out this synthetic lease in the second quarter of 2003, which will reduce its residual value guarantees by $70 million. The fair value of the assets and associated liabilities and noncontrolling interests of this manufacturing facility was approximately $83 million at March 31, 2003, and is included within the total expected full-year purchases of property, plant and equipment and investment in affiliates above of $1.6 billion.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

In 1991, DuPont began receiving claims related to Benlate® 50 DF fungicide. Information related to this matter is included within Note 7 to the company's consolidated financial statements under the heading Benlate® ..

Environmental Proceedings

Hydrogen Fluoride Release

On May 19,1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoroproducts facility. This release lasted about forty minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. The Department of Justice (DOJ) proposed a settlement prior to filing its action for $1,700,000. Subsequently, by letter dated July 13, 1999, the DOJ provided "formal notice" to DuPont that, due to the May 1997 HF release, the DOJ intended to bring a "federal court action" against DuPont under the Clean Air Act Section 112(r) - General Duty Clause. DuPont contested the proposed $1,700,000 fine as excessive and unreasonable because there was no environmental harm or human health impacts associated with the May 1997 incident. DuPont presented a settlement offer to the DOJ and the Environmental Protection Agency (EPA) in December 2000. DuPont has reached an agreement with the DOJ and EPA to settle this matter for $1,102,000. This settlement consists of $552,000 in supplemental environmental projects supporting local Louisville governmental and nongovernmental environmental agencies and $550,000 as a cash penalty. The DOJ has prepared a Consent Decree and Complaint that DuPont is currently reviewing. Settlement is expected to be completed in the second quarter of 2003.

Grand Cal/Indiana Harbor System

The Indiana Departments of Natural Resources and Environmental Management and the

United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act, (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of seventeen potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. The trustees recently indicated that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor System. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

PFOA

Information related to this matter is included within Note 7 to the company's consolidated financial statements under the heading PFOA.

Form 10-Q

Automotive Refinish

The San Joaquin Valley Unified Air Pollution Control District has recently filed a complaint in California Superior Court for the County of Fresno. The complaint alleges that DuPont distributed noncompliant automotive refinish coatings for sale throughout the year of 1999 in violation of District Rule 4602. The District is seeking a permanent injunction against future sales and civil penalties of $75,000 per day. District Rule 4602 permits the sale of noncompliant coatings within the District as long as the coating are clearly labeled as noncompliant and are used only in districts in which the coatings would be deemed compliant. DuPont labeled its coatings in compliance with District Rule 4602 and provided educational material about the District Rule to coatings users. The District and DuPont have agreed in principal to settle this matter for $35,000.

Florida Wastewater Release

DuPont's mining operations in Starke, Florida, use water impoundment ponds to hold industrial wastewater for treatment and discharge. Between July and September of 2002, there were discharges from these ponds, which resulted in water permit violations for water quality standards. In January of 2003, two of the berms, and in March of 2003, four of the berms surrounding the ponds failed partially due to significant rainfall over a short period of time. As a result, wastewater containing organic suspended solids that turn the water dark brown was released into a local tributary and through connecting waterways. None of the wastewater released contained hazardous materials and no effects on the environment or human health are expected as a result of these releases.

The Florida Department of Environmental Protection issued a draft Consent Order to the plant in March 2003. The Consent order seeks a civil penalty of $2.2 million and $5,000 to cover costs and expenses related to water permit violations. In addition, the Consent Order may require the company to complete a study regarding actions necessary at the plant to enable it to meet the water permit requirements. The Consent Order would also require DuPont to conduct biological assessments of the bodies of water through which the wastewater flowed. Finally, the Consent Order may require the company to fund a "Wetland Mitigation Plan" to study the potential impact of the releases on relevant wetlands. DuPont is negotiating the terms of the proposed Consent Order and intends to vigorously pursue this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Business transacted at the annual meeting:

A total of 821,760,756 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 30, 2003, or 82.5 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the 2003 proxy statement.

Form 10-Q

1.	ELECTION OF DIRECTORS: The 13 nominees listed below were elected to serve on the Board of Directors for the ensuring year. The vote tabulation with respect to each nominee follows:

	Votes	Votes Cast Against
Director	Cast For	Or Withheld

A. J. P. Belda	775,785,445	45,975,311
R. H. Brown	803,975,951	17,784,805
C. J. Crawford	800,018,553	21,742,203
L. C. Duemling	803,382,600	18,378,156
E. B. du Pont	803,800,816	17,959,940
C. O. Holliday, Jr.	799,575,332	22,185,424
D. C. Hopkins	799,734,846	22,025,910
L. D. Juliber	775,729,777	46,030,979
G. Lindahl	804,240,917	17,519,839
M. Naitoh	800,072,233	21,688,523
W. K. Reilly	803,960,440	17,800,316
H. R. Sharp, III	771,065,442	50,695,314
C. M. Vest	800,008,940	21,751,816

2.

RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2003 was approved by a vote of 785,118,490 shares for, 26,681,999 shares against, and 9,960,267 abstentions.

3.

DIRECTORS BOARD SERVICE: A stockholder proposal recommending that the DuPont Board of Directors take the necessary steps so that future outside directors serve for no more than six years was defeated by a vote of 622,053,618 shares against, 22,903,515 shares for, and 176,803,623 abstentions and broker nonvotes.

4.

EMPLOYMENT MATTERS: A stockholder proposal requesting that the Board of Directors prepare a report on response to the Glass Ceiling Commission's business recommendations was defeated by a vote of 567,709,250 shares against, 35,230,546 shares for, and 218,820,960 abstentions and broker nonvotes.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 37 and 38.

(b)     Reports on Form 8-K

1.

On January 15, 2003, a Current Report on 8-K was filed pursuant to Regulation FD and in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
(No. 33-53327, No. 33-60069, and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated January 15, 2003, entitled "DuPont Updates Outlook For Fourth Quarter."

2.

On January 28, 2003, a Current Report on 8-K was furnished to the SEC pursuant to Regulation FD. Under Item 9, "Regulation FD Disclosure," the registrant furnished a news release, dated January 28, 2003, entitled "DuPont Reports Fourth Quarter And Full-Year Results."

Form 10-Q

3.

On March 18, 2003, a Current Report on 8-K was filed pursuant to Regulation FD and in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3
(No. 33-53327, No. 33-60069 and No. 333-86363). Under Item 5, "Other Events," the registrant filed a news release, dated March 14, 2003, entitled "DuPont And Plaintiffs Reach Settlement On Shareholder Class Action Litigation."

4.

On March 24, 2003, a Current Report on 8-K was furnished pursuant to Regulation FD. Under Item 9, "Regulation FD Disclosure," the registrant furnished a news release, dated March 20, 2003, entitled "DuPont Reaffirms Outlook For First Quarter."

5.

On April 29, 2003, a Current Report on 8-K was furnished pursuant to Regulation FD. Under Item 9, "Regulation FD Disclosure," the registrant furnished a news release, dated April 29, 2003, entitled "DuPont Reports First Quarter 2003 Earnings."

Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: May 13, 2003

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

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
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

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
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to
Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended
December 31, 1998).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as
last amended January 23, 2002 (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.2*

Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.3*	Company's Pension Restoration Plan, as last amended effective June 4, 1996
(incorporated by reference to Exhibit 10.4 of the company's Annual Report on
Form 10-K for the year ended December 31, 2001).

10.4*	Company's Stock Performance Plan, as last amended effective January 28, 1998.

10.5*	Company's Variable Compensation Plan, as last amended effective April 30, 1997
(incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy
Statement dated March 21, 2002).

10.6*	Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994, effective January 1, 2000 (incorporated by reference to Exhibit 10.7 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.7*	Company's Retirement Income Plan for Directors, as last amended August 1995
(incorporated by reference to Exhibit 10.7 of the company's Annual Report on
Form 10-K for the year ended December 31, 2002).

10.8*	Letter Agreement and Employee Agreement, dated as of April 22, 1999, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.11 of the company's Annual Report on Form 10-K for the year ended December 31, 1999).

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.9	Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on
January 25, 1995 (incorporated by reference to Exhibit 10.8 of the company's Annual
Report on Form 10-K for the year ended December 31, 1999).

10.10	Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on
January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company's Annual
Report on Form 10-K for the year ended December 31, 2001).

10.11	Company's Bicentennial Corporate Sharing Plan adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to
Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

12	Computation of Ratio of Earnings to Fixed Charges.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

Exhibit 10.4

E. I. DU PONT DE NEMOURS AND COMPANY

STOCK PERFORMANCE PLAN

Originally Adopted - November 12, 1957

Last Amended - January 28, 1998

Form 10-Q

Exhibit 10.4

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

4.

Restricted stock granted under this Plan shall be subject to restriction, such as forfeiture and a minimum vesting period. A grantee of restricted shares shall generally have all incidents of ownership in the restricted shares, including the right to dividends and to vote (unless otherwise restricted). Restricted shares may be evidenced by book-entry registration, a stock certificate registered in the grantee's name but held in the Company's custody or issuance of an appropriate legended stock certificate, as determined by the Compensation Committee.

Form 10-Q

Exhibit 10.4

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

2.

If any stock option or restricted stock (without benefit of dividends) granted under this Plan shall terminate or expire for any reason without having been exercised or vested in full, the shares not acquired under such grant shall become available again for further grants under this Plan; provided also, that shares withheld by or tendered to the Company as payment fo exercise price or other consideration or satisfaction of withholding taxes shall become available again for further grants to employees who are not executive officers; provided, however, that the shares which become so available for further grants shall not include any shares as to which a stock option has been reduced by reason of receiving payments under accompanying stock appreciation rights. The limitations set forth above shall be subject to adjustment as provided in Article XII hereof.

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

Exhibit 10.4

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

2.

The term "employee may include an employee of a corporation or other business entity in which the Company shall directly or indirectly own fifty percent or more of the outstanding voting stock or other ownership interest, but shall exclude any director who is not also an officer or a full-time employee of a plan company. The term "plan company" as used in this Plan shall mean a business entity whose employees are eligible for grants under this Plan. The term "grantee" as used in this Plan means an employee to whom a grant has been made under this Plan or, where appropriate, his or her successor in interest upon death.

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

4.

The date on which a grant shall be deemed to have been made under this Plan shall be the date of the Compensation Committee (or Board of Directors, if the grantee is a director) authorization of the grant or such later date as may be determined by the Compensation Committee (or Board of Directors, if the grantee is a director) at the time the grant is authorized. Each grantee shall be advised in writing by the Company of a grant and the terms and conditions thereof, which terms and conditions, as the Compensation Committee from time to time shall determine, shall not be inconsistent with the provisions of this Plan.

Form 10-Q

Exhibit 10.4

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

Form 10-Q

Exhibit 10.4

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

Form 10-Q

Exhibit 10.4

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

Form 10-Q

Exhibit 10.4

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

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Three Months	Years Ended December 31
	Ended
	March 31, 2003	2002	2001	2000	1999	1998

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Changes In
Accounting Principles	$ 564	$1,841	$4,328(a)	$2,314	$ 219	$1,648
Provision for Income Taxes	231	185	2,467	1,072	1,410	941
Minority Interests in Earnings of
Consolidated Subsidiaries	25	98	49	61	61	24
Adjustment for Companies Accounted
for by the Equity Method	11	45	93	(109)	33	(39)
Capitalized Interest	(9)	(45)	(62)	(69)	(107)	(120)
Amortization of Capitalized Interest	15	59	61	65	88(b)	65(b)

	837	2,183	6,936	3,334	1,704	2,519

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	81	359	590	810	535	520
Discontinued Operations(c)	-	-	-	-	180	304
Capitalized Interest -
Continuing Operations	9	45	62	69	107	120
Discontinued Operations(c)	-	-	-	-	3	78
Rental Expense Representative of
Interest Factor	21	82	78	70	66	71

	111	486	730	949	891	1,093

Total Adjusted Earnings Available for
Payment of Fixed Charges	$ 948	$2,669	$7,666	$4,283	$2,595	$3,612

Number of Times Fixed Charges Earned	8.5	5.5	10.5	4.5	2.9	3.3

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with divested businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

/45

Form 10-Q

Exhibit 99.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
May 13, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

/46

Form 10-Q

Exhibit 99.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the

"Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
May 13, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of

2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

/47