Form 10-Q
period 2003-06-30
DUPONT E I DE NEMOURS & CO
filed 2003-08-12
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

996,340,097 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 31, 2003.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statements	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-27

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	28-29
Results of Operations	29-33
Segment Reviews	34-36
Corporate Outlook	36
Liquidity & Capital Resources	37-38

Item 4. Controls and Procedures	39

Part II Other Information

Item 1. Legal Proceedings	39-41
Item 6. Exhibits and Reports on Form 8-K	41

Signature	42

Exhibit Index	43-44

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Note 1)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$7,369	$6,700	$14,377	$12,842
Other income (Note 2)	146	25	324	82

Total	7,515	6,725	14,701	12,924

Cost of goods sold and other operating charges	5,063	4,369	9,918	8,353
Selling, general and administrative expenses	786	727	1,516	1,372
Depreciation	342	314	671	619
Amortization of intangible assets	61	50	117	101
Research and development expense	357	319	672	606
Interest expense (Note 3)	87	110	168	200
Employee separation costs and write-down of assets (Note 4)	-	246	-	255
Gain on sale of DuPont Pharmaceuticals	-	(19)	-	(19)
Gain on sale of interest by subsidiary - nonoperating (Note 5)	(62)	-	(62)	-

Total	6,634	6,116	13,000	11,487

Income before income taxes and minority interests	881	609	1,701	1,437
Provision for income taxes	168	35	399	363
Minority interests in earnings of consolidated
subsidiaries	38	31	63	52

Income before cumulative effect of changes
in accounting principles	675	543	1,239	1,022
Cumulative effect of changes in accounting principles,
net of income taxes (Note 6)	-	-	(29)	(2,944)

Net income (loss)	$ 675	$ 543	$ 1,210	$ (1,922)

Basic earnings (loss) per share of
common stock (Note 7)
Income before cumulative effect of changes in
accounting principles	$ 0.67	$ 0.54	$ 1.24	$ 1.02
Cumulative effect of changes in accounting principles	-	-	(0.03)	(2.96)

Net income (loss)	$ 0.67	$ 0.54	$ 1.21	$ (1.94)

Diluted earnings (loss) per share of
common stock (Note 7)
Income before cumulative effect of changes in
accounting principles	$ 0.67	$ 0.54	$ 1.24	$ 1.01
Cumulative effect of changes in accounting principles	-	-	(0.03)	(2.94)

Net income (loss)	$ 0.67	$ 0.54	$ 1.21	$ (1.93)

Dividends per share of common stock	$ 0.35	$ 0.35	$ 0.70	$ 0.70

See Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Note 1)
(Dollars in millions, except per share)

	June 30,	December 31,
	2003	2002

Assets

Current assets
Cash and cash equivalents	$ 3,926	$ 3,678
Marketable debt securities	165	465
Accounts and notes receivable	6,149	3,884
Inventories (Note 8)	4,290	4,409
Prepaid expense	307	175
Deferred income taxes	677	848

Total current assets	15,514	13,459

Property, plant and equipment, less accumulated depreciation
(June 30, 2003 - $20,990; December 31, 2002 - $20,446)	13,722	13,286
Goodwill (Note 9)	2,086	1,167
Other intangible assets (Note 9)	3,273	3,109
Investment in affiliates	2,030	2,047
Other assets	1,572	1,553

Total	$38,197	$34,621

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,829	$ 2,727
Short-term borrowings and capital lease obligations (Note 10)	5,860	1,185
Income taxes	141	47
Other accrued liabilities	2,885	3,137

Total current liabilities	11,715	7,096

Long-term borrowings and capital lease obligations	5,497	5,647

Other liabilities	8,955	8,770

Deferred income taxes	1,738	1,622

Total liabilities	27,905	23,135

Minority interests (Note 11)	576	2,423

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Preferred stock	237	237
Common stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at June 30, 2003 - 1,083,248,168;
December 31, 2002 - 1,080,981,877	325	324
Additional paid-in capital	7,465	7,377
Reinvested earnings	11,127	10,619
Accumulated other comprehensive loss (Notes 13 and 14)	(2,711)	(2,767)
Common stock held in treasury, at cost (Shares: June 30, 2003
and December 31, 2002 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	9,716	9,063

Total	$38,197	$34,621

See Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Note 1)
(Dollars in millions)

	Six Months Ended
	June 30,
	2003	2002

Cash used for operations:
Net income (loss)	$ 1,210	$(1,922)
Adjustments to reconcile net income to cash used for operations:
Cumulative effect of changes in accounting principles, net of tax (Note 6)	29	2,944
Depreciation	671	619
Amortization of intangible assets	117	101
Gain on sale of DuPont Pharmaceuticals	-	(19)
Other non-cash charges and credits - net	(319)	464
Change in operating assets and liabilities - net	(2,007)	(2,625)

Cash used for operations	(299)	(438)

Investment activities:
Purchases of property, plant and equipment	(672)	(553)
Investment in affiliates	(43)	(78)
Payments for businesses acquired (net of cash acquired) (Note 15)	(1,092)	(304)
Proceeds from sales of assets	4	21
Net cash flows related to sale of DuPont Pharmaceuticals	-	(122)
Net decrease (increase) in short-term financial instruments	318	(361)
Miscellaneous - net	24	19

Cash used for investment activities	(1,461)	(1,378)

Financing activities:
Dividends paid to stockholders	(702)	(701)
Net increase in borrowings (Note 10)	4,507	209
Acquisition of treasury stock	-	(470)
Proceeds from exercise of stock options	24	30
Redemption of minority interest structures (Note 11)	(2,037)	-

Cash provided by (used for) financing activities	1,792	(932)

Effect of exchange rate changes on cash	216	114

Increase (decrease) in cash and cash equivalents	$ 248	$(2,634)

Cash and cash equivalents at beginning of period	3,678	5,763

Cash and cash equivalents at end of period	$ 3,926	$ 3,129

See Notes to Consolidated Financial Statements.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Stock-Based Compensation

The company has stock-based employee compensation plans which are described more fully in Note 25 to the company's consolidated financial statements included in the company's Annual Report on
Form 10-K for the year ended December 31, 2002. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three- and six-month periods ended June 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied in each period.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 675	$ 543	$1,210	$(1,922)

Stock-based employee compensation
expense included in reported net
income (loss), net of related tax effects	13	1	17	2

Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(41)	(43)	(78)	(86)

Pro forma net income (loss)	$ 647	$ 501	$1,149	$(2,006)

Earnings (loss) per share:
Basic - as reported	$0.67	$0.54	$ 1.21	$ (1.94)

Basic - pro forma	$0.65	$0.50	$ 1.15	$ (2.02)

Diluted - as reported	$0.67	$0.54	$ 1.21	$ (1.93)

Diluted - pro forma	$0.64	$0.50	$ 1.14	$ (2.01)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The company identified its commercial paper conduit and certain relationships within the financing structures of its synthetic lease programs as VIEs where DuPont was considered the primary beneficiary. In May 2003, the company purchased the assets of the VIE that served as the owner/lessor of a manufacturing facility in Singapore for $80. In July 2003, the assets related to the remaining synthetic lease programs that were identified as VIEs and the receivables which secured the notes issued by the commercial paper conduit were purchased for $274 and $445, respectively.

The company has also identified two other nonconsolidated entities as VIEs where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and the other entity is a real estate rental operation. The company guarantees all debt obligations of these entities, which totaled $147 at June 30, 2003. These amounts are included within obligations for equity affiliates and others in Note 12. In accordance with the provisions of FIN No. 46, the company will consolidate these VIEs in the third quarter of 2003. The company does not expect the consolidation of these VIEs to have a material effect on the consolidated results of operations or financial position.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Royalty income	$ 24	$ 21	$ 54	$ 53
Interest income, net of miscellaneous
interest expense	23	28	40	50
Equity in earnings (losses) of affiliates	(12)	(2)	(8)	1
Gains (losses) on sales of assets	-	(3)	11	(7)
Exchange gains (losses)	(16)	(126)	(60)	(213)
Cozaar® /Hyzaar® income	88	98	242	181
Miscellaneous income and expenses - net	39	9	45	17

	$146	$ 25	$324	$ 82

Note 3. Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Interest incurred	$95	$122	$185	$224
Interest capitalized	(8)	(12)	(17)	(24)

	$87	$110	$168	$200

Interest incurred in second quarter 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors.

Note 4. Employee Separation Costs and Write-down of Assets

During the second quarter and year-to-date 2003, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2002, at Note 5, "Employee Separation Costs and Write-down of Assets."

During the second quarter of 2002, the company recorded total charges of $246 in the Textiles & Interiors and the Agriculture & Nutrition segments. A charge of $209 was recorded in the Textiles & Interiors segment in connection with a restructuring program instituted in the second quarter to better align the business with accelerating structural changes so as to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. At

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

June 30, 2003, essentially all 2,000 affected employees had been terminated. In addition, a charge of $37 was recorded in the Agriculture & Nutrition segment in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. The transaction closed during the second quarter 2003.

Year-to-date 2002 includes a net charge of $9 related to exiting joint ventures in China. Of the net charge, $39 was recorded to withdraw from a polyester joint venture due to depressed market conditions. This charge, which covers the write-off of the company's investment in this joint venture, was partly offset by a $30 gain resulting principally from a favorable litigation settlement associated with the company's exit from a nylon joint venture in 1999.

In other restructuring activities, a program was instituted in the fourth quarter of 2002 in the Coatings & Color Technologies segment to enhance its position as a leader in the highly competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. At June 30, 2003, approximately 500 of the 775 employees affected had been terminated.

Account balances and activity for the 2002 and 2001 programs are as follows:

	Employee
	Separation	Other
2002 Programs	Costs	Exit Costs	Total

Balance - December 31, 2002	$180	$ 6	$186
Changes to accounts:
Adjustments in 2003*	-	(3)	(3)
Employee separation settlements	(44)	-	(44)

Balance - June 30, 2003	$136	$ 3	$139

2001 Programs

Balance - December 31, 2002	$ 46	$ 2	$ 48
Changes to accounts:
Adjustments in 2003*	-	(1)	(1)
Employee separation settlements	(16)	-	(16)

Balance - June 30, 2003	$ 30	$ 1	$ 31

*

Represents the portion of dismantlement and removal costs previously recognized that does not meet the criteria of SFAS No. 143, "Accounting For Asset Retirement Obligations," and therefore, is included in the Cumulative Effect of Changes in Accounting Principles for the quarter ended March 31, 2003. (See Note 6)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 5. Gain on Sale of Interest by Subsidiary - Nonoperating

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's Protein Technologies business and Bunge's North American and European ingredients operations. As a result of this transaction, the company's ownership interest in the Protein Technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62 in second quarter 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge.

Note 6. Cumulative Effect of Changes in Accounting Principles

On January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. The provisions of SFAS No. 143 require the asset retirement obligations to be recorded at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset.

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

The estimated asset retirement obligation would have been $56 on January 1, 2002 and $60 on December 31, 2002 had this statement been applied as of January 1, 2002. Set forth below is a reconciliation of the company's estimated asset retirement obligations from January 1, 2003 through June 30, 2003.

Balance - January 1, 2003	$60
Accretion expense	2

Balance - June 30, 2003	$62

Had the provisions of SFAS No. 143 been applied as of January 1, 2002, the pro forma effects for the three- and six-month periods ended June 30, 2002 on Income Before Cumulative Effect of Changes in Accounting Principles and Net Income for the periods would have been reductions of approximately $0.01 per share.

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in a cumulative effect charge to income of $2,944. This charge was attributable to goodwill impairments of $2,866 in the Agriculture & Nutrition segment and $78 in the Textiles & Interiors segment.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 7. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Numerator:
Income before cumulative effect
of changes in accounting principles	$ 675.0	$ 543.0	$1,239.0	$ 1,022.0
Preferred dividends	(2.5)	(2.5)	(5.0)	(5.0)

Income available to common
stockholders before cumulative effect of changes in accounting
principles	$ 672.5	$ 540.5	$1,234.0	$ 1,017.0
Cumulative effect of changes in
accounting principles	-	-	(29.0)	(2,944.0)

Net income (loss) available to
common stockholders	$ 672.5	$ 540.5	$1,205.0	$(1,927.0)

Denominator:
Weighted-average number of
common shares - Basic	996,617,369	993,682,606	996,187,018	994,723,757
Dilutive effect of the company's
employee compensation
plans	3,449,094	5,463,409	2,944,652	5,473,866
Weighted-average number of
common shares - Diluted	1,000,066,463	999,146,015	999,131,670	1,000,197,623

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation since the exercise price is greater than the average market price during the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Average Stock Options	71,056,228	33,171,787	75,223,064	35,334,758

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Inventories

	June 30,	December 31,
	2003	2002

Finished products	$3,019	$2,734
Semifinished products	553	1,239
Raw materials and supplies	1,254	880

	4,826	4,853

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(536)	(444)

	$4,290	$4,409

Note 9. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended June 30, 2003 are summarized in the table below.
	Balance as of	Goodwill	Balance as of
	December 31,	Adjustments and	June 30,
	2002	Acquisitions	2003

Agriculture & Nutrition	$ 233	$262(a)	$ 495
Coatings & Color Technologies	718	1	719
Electronic & Communication
Technologies	117	4	121
Performance Materials	2	-	2
Pharmaceuticals	-	-	-
Safety & Protection	85	1	86
Textiles & Interiors	10	3	13
Other	2	648(b)	650

	$1,167	$919	$2,086

(a)	Relates to the formation of the majority-owned venture, The Solae Company.
(b)	Includes incremental goodwill associated with the purchase of shares from minority owners of DuPont Canada Inc. (See Note 15)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The gross carrying amounts and accumulated amortization in total by major class of other intangible assets are as follows:
	June 30, 2003
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,389	$ (881)	$1,508
Patents	135	(26)	109
Trademarks	53	(10)	43
Other(a)	599	(145)	454

	3,176	(1,062)	2,114

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	184	-	184
Pioneer Germplasm	975	-	975

	1,159	-	1,159

	$4,335	$(1,062)	$3,273

	December 31, 2002
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,378	$ (785)	$1,593
Patents	77	(22)	55
Trademarks	55	(9)	46
Other(a)	395	(126)	269

	2,905	(942)	1,963

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	171	-	171
Pioneer Germplasm	975	-	975

	1,146	-	1,146

	$4,051	$ (942)	$3,109

(a)

Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements. Totals at June 30, 2003 include those intangibles obtained through the formation of The Solae Company and the purchase of minority shares of DuPont Canada Inc. (See Note 15)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The aggregate amortization expense for definite-lived intangible assets was $61 and $117 for the three and six months ended June 30, 2003, respectively. The estimated aggregate pretax amortization for 2003 and each of the next five years is approximately $274, $278, $274, $258, $244, and $225.

Note 10. Short-term Borrowings and Capital Lease Obligations

	June 30,	December 31,
	2003	2002

Commercial paper	$5,186	$ 668
Bank borrowings - non U.S.	324	289
Medium-term notes payable within one year	-	200
Long-term borrowings payable within one year	322	-
Industrial development bonds payable on demand	26	26
Capital lease obligations	2	2

	$5,860	$1,185

The weighted average interest rate on short-term borrowings outstanding at June 30, 2003 and December 31, 2002 was 1.7 percent and 3.5 percent, respectively.

Note 11. Minority Interests

In 2001, the company received proceeds of $2,037 from entering into two minority interest structures. A complete discussion of these structures is included in Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2002 at Note 22, "Minority Interests." In the second quarter of 2003, the company redeemed these structures for $2,037.

Note 12. Commitments and Contingent Liabilities

Guarantees

On January 1, 2003, the company adopted FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The fair value of guarantees is determined by consideration of data in observable markets, comparable transactions and the utilization of probability-weighted discounted net cash flow models. The fair value of guarantees issued or modified from January 1, 2003 through June 30, 2003 was not material.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Information related to the company's guarantees is summarized in the following table:

Total at
Guarantees	June 30, 2003

Product warranty liability(1)	$ 27
Indemnification liability(1)	27
Obligations for equity affiliates and others	1,209
Residual value guarantees(2)	295
Liquidity support(3)	128

$1,686

(1)	Included in the company's consolidated financial statements.
(2)	Applicable to the company's synthetic lease programs and includes liquidity support of $150.
(3)	Applicable to the company's accounts receivable securitization program.

Disclosures about each group of similar guarantees are provided below:

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The estimated product warranty liability for the company's products as of June 30, 2003 is $27. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2002 through June 30, 2003:

Balance - December 31, 2002	$ 22
Settlements (cash and in-kind)	(11)
Aggregate changes - issued 2003	16

Balance - June 30, 2003	$ 27

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amount recorded for all indemnifications as of June 30, 2003 and December 31, 2002 is $27 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At June 30, 2003, the company had directly guaranteed $980 of such obligations, plus $229 relating to guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Of the $980 directly guaranteed obligations, $77 is for short-term (less than one year) bank loans related to customers, $42 is for long-term (1-5 years) bank loans related to customers, $308 is for short-term (less than one year) bank borrowings related to equity affiliates, $405 is for long-term (1-6 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $29 is for revenue bonds (1-12 years), and $16 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 25 percent of the $125 of guaranteed obligations of customers. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2003, the company had no liabilities recorded for these obligations.

In addition, the company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $229 as of June 30, 2003. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2003, the company had no liabilities recorded for these obligations.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Residual Value Guarantees

As of June 30, 2003 the company had synthetic lease programs primarily for corporate aircraft, rail cars, short-lived equipment and manufacturing and warehousing facilities. In May 2003, the company terminated the program related to the manufacturing facility in Singapore. In connection with its synthetic lease programs, the company had residual value guarantees in the amount of $295 at June 30, 2003. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At June 30, 2003, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

The remaining synthetic lease programs, with the exception of the short-lived equipment program, were terminated in July 2003. Residual value guarantees related to the programs terminated in July 2003 were $234 at June 30, 2003.

Accounts Receivable Securitization Program

As described in Note 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002, the company had an accounts receivable securitization program to sell an interest in a revolving pool of trade accounts receivable. In connection with this program, the company was committed to provide up to 25 percent or $128 of liquidity support at June 30, 2003. At June 30, 2003, the company had no liabilities recorded for these obligations. In July 2003, the accounts receivable securitization program was terminated.

Other

In June 1997, the company entered into contracts with Computer Sciences Corporation (CSC) and Accenture LLP which are described in more detail in Note 23 to the company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. In April 2003, the contract with CSC was revised, resulting in the elimination of the future minimum payments due under the original contract.

Litigation

General

The company is subject to various lawsuits and claims arising out of the normal course of its business, including those discussed below. These lawsuits and claims include actions based on alleged exposures to products; intellectual property and environmental matters; and contract and antitrust claims. The company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. While the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

	Status of Cases
	June 30,	March 31,	December 31,
	2003	2003	2002

Filed	-	1	2
Resolved	1	9	5
Pending	95	96	104

Twenty-one of the ninety-five cases pending against the company at June 30, 2003, were filed by growers who allege plant damage from using Benlate® 50 DF and, in some cases, Benlate® WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Five of the pending cases include claims for alleged personal injuries arising from exposure to Benlate® 50 DF and/or Benlate® WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate® OD.

In August 2001, a Florida jury found DuPont liable under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. DuPont has appealed. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, DuPont has not established a reserve for this matter. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In forty-one cases, plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate® 50 DF claims. The Florida federal court has dismissed the lead case of the twenty-eight reopener cases pending before it. Plaintiffs have appealed. The thirteen remaining reopener cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently five cases pending involving allegations that Benlate® caused birth defects to children exposed in utero. One case was tried in Florida resulting in a verdict of $4 against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The case was appealed to the Florida Supreme Court and the verdict for the plaintiffs was reinstated with interest. DuPont does not expect the Florida Supreme Court's decision to have precedential value in the other four cases because Florida uses a different standard to determine admissibility than the federal courts and the majority of state courts. Of these four cases, the federal court in West Virginia has dismissed one case on the grounds of insufficient scientific support for

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

causation. It has been appealed to the Fourth Circuit Court of Appeals. The remaining three cases are pending in Delaware. Two of these cases were dismissed for not being timely filed and were appealed to the Delaware Supreme Court. In April of 2003, the Delaware Supreme Court reversed the dismissals and remanded these two cases, involving six plaintiffs, to the trial court for further proceedings. In the third case pending in Delaware and scheduled for trial in November of 2003, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion.

The twenty-eight cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. Two cases were tried in the fall of 2000 and in early 2001, which resulted in adverse judgments of approximately $14 in each case. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. The company has appealed both cases. DuPont has not established an accrual for either case because the company has concluded that it is not probable that the adverse judgments ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on this appeal took place at the intermediate appellate court in October 2002. Oral arguments on the second case that DuPont appealed were heard by the intermediate appellate court on July 2, 2003.

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. The plaintiffs in this case alleged that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27,1995. The district court certified the case as a class action. In March 2003, DuPont entered into an agreement to settle this case for $77.5. On March 14, 2003, the court gave preliminary approval to the settlement. The court granted final approval of the settlement on May 30, 2003. The settlement amount has been paid and the case has been closed.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of June 30, 2003, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters, of which approximately $200 has been recovered through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

In August 2003, DuPont will receive insurance proceeds of $25 related to the settled securities fraud class action suit.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

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

Based on over fifty years of industry experience and extensive scientific study, DuPont does not believe there is any evidence that PFOA causes any adverse human health affects or harms the environment. However, DuPont respects the EPA's position that questions related to exposure routes and the potential toxicity of PFOA remain. Therefore, before April 14, 2003, DuPont and other interested companies filed Letters of Intent with the EPA specifying on-going voluntary programs concerning PFOA and fluorinated telomers. In addition, the companies have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA. DuPont estimates that this process will continue through the end of 2003.

DuPont's Washington Works plant in Wood County, West Virginia, is one of the sites at which the company uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions. In November of 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Consent Order (the Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. The Order requires that DuPont investigate the levels of PFOA in the local environment and drinking water and fund a study by toxicologists, supervised by the WVDEP, to determine acceptable levels of PFOA in the environment and drinking water. Through this process, a screening level of 150 micrograms of PFOA per liter of drinking water was established in May 2002. None of the local sources of drinking water have tested near the screening level. Currently, DuPont recovers or destroys 75 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant. By the end of 2004, the company expects that more than 90 percent will be recovered or destroyed.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In August 2002, the WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report. In the report, the WVDEP affirmed the 150 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. It further provided a screening level of 1 microgram per cubic meter for air, as based upon the inhalation reference concentration. DuPont is working with the WVDEP to address issues related to the implementation of and compliance with the air screening level. Unless DuPont violates its terms, the Order does not call for sanctions. DuPont has completed all major activities currently required by the Order and has spent approximately $3.2 million through June 30, 2003, in connection with these activities. As part of its agreement with the WVDEP, DuPont will continue to monitor public drinking water supplies in and around the Washington Works plant on a quarterly and/or annual basis. The scope and extent of this monitoring has yet to be determined. In addition, the company may perform other environmental monitoring as suggested by results received from studies performed under the Order.

Environmental sampling has also been conducted across the Ohio River pursuant to a Memorandum of Understanding (MOU) amongst DuPont, the Ohio EPA, the WVDEP, and the Division of Health and Human Resources. This sampling has disclosed PFOA levels in groundwater and drinking water in Ohio. Under the MOU, these results were shared with the Ohio EPA. Although the Order does not apply in Ohio, under the MOU, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with the EPA Region III (which includes West Virginia) and Region V (which includes Ohio) in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the Order. Since PFOA concentrations in drinking water tested to date are significantly below the screening level that has been established under the SDWC Order, it is unlikely that DuPont will be required to provide alternative drinking water to anyone.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. The class has been defined as anyone who has consumed drinking water contaminated by PFOA from operation of the Washington Works plant, which could be as large as fifty thousand individuals. The Lubeck Public Service District and plaintiffs recently reached a settlement agreement that has been approved by the court. DuPont does not believe that the consumption of drinking water with low levels of PFOA has caused or will cause deleterious health effects. On May 1, 2003, the court entered an order requiring that DuPont sample and analyze the blood for PFOA of the individual class members electing to participate. In addition, the court made certain findings of fact, including a finding that PFOA is toxic and hazardous to humans. It is the company's position that the scientific evidence does not support the court's finding. DuPont appealed the court's order and finding of fact to the West Virginia Supreme Court, which has agreed to hear the appeal. As a result, the company expects that the trial, originally scheduled for the third quarter of 2003, will be rescheduled. DuPont intends to defend itself vigorously. Since DuPont does not believe that its use of PFOA has caused or will cause any deleterious health affects, the company has not established a reserve related to the final outcome of the lawsuit.

While management recognizes that it is reasonably possible that losses may be incurred related to PFOA, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, reserves related to environmental remediation amounted to $375 and, in management's opinion, were appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at June 30, 2003.

Note 13. Comprehensive Income (Loss)

The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss)	$675	$543	$1,210	$(1,922)
Cumulative translation adjustment	40	54	56	44
Net revaluation and clearance of
cash flow hedges to earnings	(8)	(51)	(4)	(4)
Net unrealized gains (losses) on
available for sale securities	6	(5)	4	(9)

Total comprehensive income (loss)	$713	$541	$1,266	$(1,891)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 28 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. During the three- and six-month periods ended June 30, 2003 and 2002, no hedge ineffectiveness was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:
	Three Months Ended			Six Months Ended
	June 30, 2003			June 30, 2003
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$(47)	$ 18	$(29)	$(54)	$ 21	$(33)
Additions and revaluations of
derivatives designated as
cash flow hedges	(46)	18	(28)	(42)	16	(26)
Clearance of hedge results to earnings	33	(13)	20	36	(14)	22

Ending balance	$(60)	$ 23	$(37)	$(60)	$ 23	$(37)

Portion of ending balance expected
to be reclassified into earnings
over the next twelve months	$(46)	$ 17	$(29)	$(46)	$ 17	$(29)

Derivatives Not Designated in Hedging Relationships

In conjunction with the acquisition of the 23.88 percent minority interest in DuPont Canada Inc., the company entered into option contracts (see Note 15) to purchase 1.0 billion Canadian dollars for about $700. The business purpose of the contracts was to protect against adverse movements in the U.S. dollar/Canadian dollar exchange rate that would cause the net U.S. dollar cash purchase price to exceed the negotiated fair value of the business. The changes in fair values of these contracts were included in income in the period the change occurred. The contracts expired during the second quarter 2003 resulting in a pretax exchange gain of $30.

Note 15. Investment Activities

DuPont Canada Inc.

On April 17, 2003, DuPont commenced a tender offer to acquire the 66,704,465 shares of DuPont Canada Inc. not then owned by DuPont. These shares represented 23.88 percent of the outstanding shares of DuPont Canada Inc. Pursuant to the tender offer, DuPont acquired 47,141,872 shares of

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

DuPont Canada Inc. on June 16, 2003 for approximately $767 and immediately commenced procedures that effectively converted the remaining 19,562,593 DuPont Canada Inc. shares not owned by DuPont to a cash obligation of Cdn $21.75 per share. As a controlled majority owned subsidiary, the results of operations of DuPont Canada Inc. were included in the consolidated financial statements of DuPont prior to the acquisition of the noncontrolling minority interest, and the outside stockholders' interests were shown as Minority Interests.

The acquisition of the noncontrolling interest in DuPont Canada Inc. is being accounted for using the purchase method. The estimated cost of acquisition for the 23.88 percent minority interest in DuPont Canada Inc. was $1,098, comprised of the $767 paid for the tendered shares, the estimated obligation of $318 for untendered shares, and $13 in estimated acquisition-related costs. A preliminary assignment of the estimated cost of acquisition, based on 23.88 percent of the estimated fair values of the assets and liabilities of DuPont Canada Inc., excluding goodwill but including intangible assets not previously recorded under generally accepted accounting principles (GAAP), is as follows:

Current assets(1)	$241
Property, plant & equipment	221
Indefinite-lived intangible assets	4
Definite-lived intangible assets	94
In-process research & development(2)	4
Other noncurrent assets	48

Total assets	612

Current liabilities	96
Noncurrent liabilities	106

Net assets	$410

(1)	Includes cash and cash equivalents of $57.
(2)	Charged to cost of goods sold and other operating charges at the date of acquisition.

The $688 excess of the estimated cost of acquisition over the estimated fair value of net assets has been assigned to goodwill, which is not tax deductible. The assignment of goodwill to reportable segments for the acquisition has not yet been completed. The company is in the process of obtaining appraisals and other information needed to finalize its purchase accounting, which is expected to occur prior to December 31, 2003. Factors that contributed to a purchase price resulting in the recognition of goodwill included the protective rights of minority shareholders under Canadian law, the potential impact such rights would have had on the company's plans to separate its global Textiles & Interiors business, and the strengthening of the Canadian dollar versus the U.S. dollar from the date the tender offer commenced to the date shares were acquired.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The pro forma results of operations, as if the acquisition had occurred at the beginning of each of the three- and six-month periods presented in this report, were not materially different than reported results for those periods.

The Solae Company

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's Protein Technologies business and Bunge's North American and European ingredients operations. The transaction was accounted for as an acquisition under SFAS No. 141, "Business Combinations," with Bunge contributing businesses with a fair value of $520. As a result of this transaction, the company's ownership interest in the Protein Technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62 in second quarter 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge.

In May 2003, as part of the plan of formation, The Solae Company acquired approximately 82 percent of Bunge Limited's Brazilian ingredients operations for $256. A tender offer has been made to acquire the remaining shares by no later than the fourth quarter of 2003. If the tender offer is successful, The Solae Company will pay approximately $44 to acquire these shares.

The formation of The Solae Company is being accounted for using the purchase method. A preliminary assignment of the estimated cost of acquisition, based on the estimated fair values of the assets contributed by Bunge, excluding goodwill but including intangible assets not previously recorded under GAAP, is as follows:

Current assets	$151
Property, plant & equipment	323
Intangible assets	150
Other noncurrent assets	1

Total assets	625

Current liabilities	55
Noncurrent liabilities	56

Net assets	$514

The $262 excess of the estimated cost of acquisition over the estimated fair value of net assets has been assigned to goodwill, which is not tax deductible. The company is in the process of evaluating appraisals and other information needed to finalize its purchase accounting.

The pro forma results of operations, as if the acquisition had occurred at the beginning of each of the three- and six-month periods presented in this report, were not materially different than reported results for those periods.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 16. Segment Information
	Three Months Ended		Six Months Ended
CONSOLIDATED SEGMENT INFORMATION(a)	June 30,		June 30,
	2003	2002	2003	2002

SEGMENT SALES(b)
Agriculture & Nutrition	$1,886	$1,558	$ 3,676	$ 3,164
Coatings & Color Technologies	1,419	1,312	2,688	2,449
Electronic & Communication Technologies	737	682	1,414	1,260
Performance Materials	1,354	1,292	2,690	2,455
Safety & Protection	1,061	892	2,046	1,719
Textiles & Interiors	1,779	1,681	3,496	3,120
Other	4	2	7	10

Total Segment Sales	8,240	7,419	16,017	14,177

Elimination of Transfers	(254)	(92)	(473)	(187)
Elimination of Equity Affiliate Sales	(617)	(626)	(1,167)	(1,149)
Miscellaneous	-	(1)	-	1

CONSOLIDATED NET SALES	$7,369	$6,700	$14,377	$12,842

AFTER-TAX OPERATING INCOME (LOSS) (ATOI)
Agriculture & Nutrition(c)	$ 382	$ 232	$ 760	$ 555
Coatings & Color Technologies	132	136	206	221
Electronic & Communication Technologies	39	57	60	102
Performance Materials	73	124	148	208
Pharmaceuticals(d)	54	72	149	123
Safety & Protection	140	119	268	222
Textiles & Interiors(e)	17	(50)	12	(30)
Other(f)	(37)	(53)	(106)	(73)

Total Segment ATOI	800	637	1,497	1,328

Interest & Exchange Gains and Losses(g)	(16)	(67)	(59)	(189)
Corporate Expenses(h)	(85)	(19)	(168)	(97)
Corporate Minority Interest(i)	(24)	(8)	(31)	(20)

Income Before Cumulative Effect of Changes
in Accounting Principles	675	543	1,239	1,022

Cumulative Effect of Changes in Accounting Principles(j)	-	-	(29)	(2,944)

NET INCOME (LOSS)	$ 675	$ 543	$ 1,210	$ (1,922)

Form 10-Q

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION
(a)	Certain reclassifications of segment data have been made to reflect 2003 changes in organizational structure.

(b)	Includes transfers and pro rata share of equity affiliate sales. Beginning in 2003, Textiles & Interiors segment sales include transfers of intermediates to Performance Materials.

(c)	Second quarter 2003 includes a $41 non-operating gain associated with the formation of a majority- owned venture, The Solae Company, with Bunge Limited.

Second quarter 2002 includes charges of $29 to write off inventory associated with discontinued specialty herbicide products and $25 associated with an expected loss on the pending sale of a European manufacturing facility.

(d)	Second quarter 2002 includes a gain of $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

(e)	Second quarter 2003 includes a benefit of $10 from the favorable settlement of arbitration related to the Unifi Alliance.

Second quarter 2002 includes charges of $100 related to employee separation costs for approximately 2,000 employees and $43 related to facility shutdowns. Year-to-date 2002 also includes a charge of $29 to withdraw from a polyester joint venture in China, partly offset by a benefit of $19 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(f)	Year-to-date 2003 includes a charge of $51 to provide for settlement of the 1995 Benlate® shareholder litigation case.

Second quarter 2002 includes a charge of $31 to establish a reserve related to vitamins litigation associated with a previously divested business.

(g)

Second quarter 2003 includes an exchange gain of $18 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada Inc.

Second quarter 2002 includes a charge of $17 associated with the early extinguishment of outstanding debentures. Year-to-date 2002 also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

(h)

Second quarter 2002 includes a net $65 non-cash benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

(i)

Represents a rate of return to minority interest investors who made capital contributions to consolidated subsidiaries. Second quarter 2003 includes a charge of $17 related to the redemption of the company's Minority Interest Structures, primarily in preparation for the planned separation of DuPont Textiles & Interiors.

(j)

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
    The company's results of operations, liquidity and financial condition could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims.

The foregoing list of factors is not all inclusive, or necessarily in order of importance.

Results of Operations

Net Sales

             Consolidated net sales for the second quarter of 2003 totaled $7.4 billion compared to $6.7 billion in the second quarter of 2002, an increase of 10 percent. This includes a 5 percent benefit from currency, a 4 percent benefit attributable to the net impact of acquired and divested businesses, and a 1 percent benefit from higher local selling prices.

             For the six months ended June 30, 2003, consolidated sales were $14.4 billion versus $12.8 billion in the prior year, up 12 percent. This reflects a 6 percent positive impact from currency, 3 percent volume growth, and 3 percent attributable to acquisitions.

             Worldwide and regional segment sales and related variances for the second quarter and year-to-date 2003 versus comparable periods in 2002 are summarized below. Segment sales include transfers and a pro rata share of equity affiliate sales.

Form 10-Q

	Three Months Ended
	June 30
	2003	Percent	Percent Change Due To
	Segment	Change	Local	Currency
	Net Sales	vs. 2002	Price	Effect	Volume	Other*

Worldwide	$8.2	11	1	5	-	5
U.S.	3.9	5	1	-	(2)	6
Europe	2.2	23	-	18	1	4
Asia Pacific	1.3	9	(1)	2	7	1
Canada, Mexico,
South America	0.8	13	7	4	(2)	4

	Six Months Ended
	June 30
	2003	Percent	Percent Change Due To
	Segment	Change	Local	Currency
	Net Sales	vs. 2002	Price	Effect	Volume	Other*

Worldwide	$16.0	13	-	6	3	4
U.S.	7.5	6	-	-	-	6
Europe	4.5	23	(2)	19	4	2
Asia Pacific	2.5	16	(1)	2	14	1
Canada, Mexico,
South America	1.5	11	4	2	1	4

*

Includes impacts from the sale of Clysar® , acquisitions of Liqui-Box, ChemFirst and Renpar S.A. and the formation of The Solae Company. In preparation for the planned separation, Textiles & Interiors segment sales include market-based transfers of intermediates to Performance Materials beginning in 2003.

             For the three months ended June 30, 2003, segment sales were $8.2 billion, versus $7.4 billion in the prior year, an 11 percent increase. U.S. segment sales for the quarter increased 5 percent, due mostly to the benefit from the net impact of acquisitions and divestitures. European segment sales increased 23 percent on 18 percent higher U.S. dollar prices driven by currency. Asia Pacific segment sales increased 9 percent, reflecting 7 percent higher volume due to continued strength in all segments. Canada, Mexico, and South America segment sales increased 13 percent, benefiting mostly from local price improvements and currency impacts.

             For the six months ended June 30, 2003, segment sales were $16.0 billion versus $14.2 billion in the prior year, a 13 percent increase. This reflects a 6 percent positive impact from currency, 3 percent volume growth, and 4 percent attributable to acquisitions and a change in management reporting for transfers of intermediates from Textiles & Interiors to Performance Materials beginning in 2003. The benefit from currency is largely attributable to the stronger euro and is predominately reflected in the 23 percent sales growth in the European region. The worldwide sales volume increase of 3 percent principally reflects 14 percent growth in Asia.

Other Income

             Other income for the second quarter of 2003 totaled $146 million for the quarter versus $25 million in the prior year. Second quarter 2002 other income included net exchange losses of $126 million, primarily due to the weakening U.S. dollar versus $16 million in 2003; such pretax exchange losses are largely offset by associated tax benefits. In addition, the second

Form 10-Q

quarter of 2003 includes an exchange gain of $30 million from currency contracts associated with the company's acquisition of minority shareholders' interest in DuPont Canada Inc. and a $16 million benefit from the favorable settlement of arbitration related to the Unifi manufacturing alliance.

             For the six months ended June 30, 2003 other income totaled $324 million, increasing $242 million over the prior year total of $82 million. The improvement in 2003 other income is primarily attributable to lower exchange losses as discussed above, and an exchange loss of $63 million in the first quarter of 2002 as a result of the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange. Other income in 2003 also benefited from improved Cozaar® / Hyzaar® income of $61 million.

Cost of Goods Sold and Other Operating Charges

             Cost of goods sold and other operating charges totaled $5,063 million in the second quarter of 2003 versus $4,369 million in 2002. For the six-month period, cost of goods sold and other operating charges was $9,918 million and $8,353 million in 2003 and 2002, respectively. As a percent of net sales, cost of goods sold and other operating charges was 69 percent for the three- and six-month periods ended June 30, 2003 versus 65 percent for the three- and six-month periods ended June 30, 2002. Second quarter and year-to-date 2003 include significant increases in non-cash pension expense versus the same periods last year. In addition, cost of goods sold reflects a substantial increase in raw material costs which, versus the prior year, increased the three- and six-month period cost of goods sold by approximately $300 million and $425 million, respectively.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (SG&A) totaled $786 million for the quarter versus $727 million in the prior year, an increase of 8 percent. Year-to-date SG&A totaled $1,516 million versus $1,372 million in the prior year, an increase of 10 percent. As a percent of net sales, SG&A was approximately 11 percent for the three- and six-month periods in 2003 and 2002. The overall dollar increase is primarily due to higher non-cash pension expenses, currency translation and the impact of portfolio changes.

Research and Development Expense

             Research and development expense (R&D) totaled $357 million for the quarter versus $319 million in the prior year, an increase of almost 12 percent. Year-to-date R&D was $672 million and $606 million in 2003 and 2002, respectively. The company expects R&D expense to total approximately $1.3 billion for the year. R&D was approximately 5 percent of net sales for the three- and six-month periods in 2003 and 2002.

Interest Expense

             Interest expense totaled $87 million in the second quarter of 2003 compared to $110 million in the second quarter of 2002, a decrease of 21 percent. For the six-month periods, interest expense was 16 percent lower in 2003 at $168 million, versus $200 million in 2002. Second quarter 2002 included a charge of $21 million for the early extinguishment of $242 million of outstanding debentures. Lower interest rates offset increased interest expense associated with higher average debt levels in 2003 compared to 2002.

Form 10-Q

Employee Separation Costs and Write-down of Assets

             Information related to the company's restructuring activities is included in Note 4 to the interim consolidated financial statements.

Nonoperating Gain

             During the second quarter 2003, the company recognized a $62 million nonoperating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited. See Note 5 to the consolidated financial statements for additional information.

Provision for Income Taxes

             The effective tax rates (ETR) for the second quarter of 2003 and 2002 were 19.7 percent and 5.7 percent, respectively. The 2002 ETR was lower than 2003 primarily due to a favorable tax settlement. Year-to-date 2003 and 2002 ETRs were 23.5 percent and 25.2 percent, respectively. Overall, the company's ETRs in both years have benefited from a greater portion of foreign earnings being generated in jurisdictions with lower tax rates.

Cumulative Effect of Changes in Accounting Principles

             On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of this standard resulted in a cumulative effect of a change in accounting principle after-tax charge to income of $29 million. See Note 6 to the interim consolidated financial statements for additional information.

             The company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," resulted in a cumulative effect after-tax charge to income of $2,944 million, effective January 1, 2002. This charge was attributable to goodwill impairments of $2,866 million in the Agriculture & Nutrition segment and $78 million in the Textiles & Interiors segment.

Net Income (Loss)

             Net income was $675 million in the second quarter of 2003 versus $543 million in the second quarter of 2002, an increase of 24 percent. In order to facilitate an understanding and comparison of results of operations in the current year versus the prior year, a table of special items is presented below. Special items totaled a net after-tax benefit of $52 million in the second quarter 2003 versus a net after-tax charge of $168 million in second quarter 2002. Second quarter 2003 results also reflect significantly higher raw material costs and non-cash pension expense, partly offset by benefits from lower taxes, currency, and reductions in other fixed costs. Second quarter 2002 results were adversely affected by restructuring and facility shutdown costs.

             Net income was $1,210 million for the six-month period in 2003 compared to a net loss of $1,922 million in 2002. Income before cumulative effect of changes in accounting principles was $1,239 million for the six-month period in 2003 versus $1,022 million in the prior year. The 2003 six-month period includes a net after-tax benefit of $1 million versus net after-tax charges totaling $241 million in 2002 resulting from special items summarized in the table below. In

Form 10-Q

addition to the financial impact of differences in the amount of special items in both years, 2003 income before cumulative effect of changes in accounting principles reflects higher revenue and a lower effective tax rate that were more than offset by increases in non-cash pension and raw material costs.

			Diluted
	Pretax	After-Tax	Earnings
Special Items	Benefit	Benefit	(Loss)
(Dollars in millions, except per share)	(Charge)	(Charge)	Per Share

2003
1st Quarter
Benlate® 1995 shareholder litigation
settlement	$ (78)	$ (51)	$(0.05)

2nd Quarter:
Agriculture & Nutrition - The Solae Company
nonoperating gain	$ 62	$ 41	$ 0.04
Textiles & Interiors - Unifi Settlement	16	10	0.01
Gain on Canadian currency contract	30	18	0.02
Minority interest redemption	(28)	(17)	(0.02)

2nd Quarter Total	$ 80	$ 52	$ 0.05

2002
1st Quarter
Argentina - Dollar to Peso conversion	$ (63)	$ (63)	$(0.06)
Textiles & Interiors - Withdrawal from
polyester joint venture	(39)	(29)	(0.03)
Textiles & Interiors - Litigation settlement,
nylon joint venture	30	19.02

1st Quarter Total	$ (72)	$ (73)	$(0.07)

2nd Quarter:
Textiles & Interiors - Restructuring	$(209)	$(143)	$(0.14)
Agriculture & Nutrition - Facility shutdown/
product exit	(84)	(54)	(0.05)
Litigation - Discontinued vitamin business	(50)	(31)	(0.03)
Early extinguishment of debt	(21)	(17)	(0.02)
Net tax settlements	-	65	0.06
Pharmaceuticals gain adjustment	19	12	0.01

2nd Quarter Total	$(345)	$(168)	$(0.17)

Form 10-Q

Segment Reviews

             Summarized below are comments on individual segment sales and after-tax operating income (ATOI) for the three- and six-month periods ended June 30, 2003 compared with those periods in 2002. ATOI does not include corporate expenses, exchange gains (losses), and corporate minority interests.

             Agriculture & Nutrition - Second quarter sales of $1.9 billion were 21 percent higher reflecting 5 percent higher U.S. dollar selling prices, 7 percent higher volume, and a 9 percent benefit attributable to additional sales from the acquisition of Liqui-Box and from The Solae Company, a newly formed venture with Bunge Limited. ATOI was $382 million versus $232 million, up 65 percent. Second quarter 2002 included an after-tax charge of $54 million related to a facility shutdown and a write-off of inventory associated with discontinued products, while second quarter 2003 includes an after-tax gain of $41 on the formation of The Solae Company. Operating results reflect higher sales, particularly of production agriculture products, and a lower effective tax rate, which more than offset the negative impact of higher non-cash pension expense.

             Year-to-date sales of $3.7 billion were 16 percent higher reflecting 5 percent higher U.S. dollar selling prices, 6 percent higher volume, and a 5 percent benefit attributable to acquisitions. ATOI was $760 million versus $555 million, up 37 percent. The second quarter 2003 items discussed above had a favorable impact on ATOI of 19 percent. Higher sales and a lower effective tax rate, partially offset by higher non-cash pension expense, had a favorable impact on ATOI of 18 percent.

             Coatings & Color Technologies - Second quarter sales of $1.4 billion were up 8 percent principally reflecting 10 percent higher U.S. dollar selling prices partly offset by lower volume. ATOI declined 3 percent to $132 million, as higher local prices and a lower effective tax rate only partly offset higher non-cash pension expense.

             Year-to-date sales of $2.7 billion were up 10 percent, principally reflecting 8 percent higher U.S. dollar selling prices, 1 percent higher volume, and a 1 percent benefit from increased ownership of an affiliate. ATOI declined 7 percent to $206 million, as higher non-cash pension expense and raw material costs more than offset the benefit of higher revenue and a lower effective tax rate.

             Electronic & Communication Technologies - Second quarter sales of $0.7 billion were up 8 percent, reflecting acquisition-related sales growth and higher volumes and prices. ATOI was $39 million versus $57 million last year. Earnings declined as higher raw material costs in fluoroproducts, start-up costs for Display Technologies, and non-cash pension expense more than offset the benefits of higher revenue and a lower effective tax rate.

             Year-to-date sales of $1.4 billion were up 12 percent, reflecting 4 percent acquisition- related sales growth, 7 percent higher volumes and 1 percent higher prices. ATOI was $60 million versus $102 million last year, down 41 percent. The earnings decline principally reflects higher raw material costs, start-up costs for Display Technologies, and non-cash pension expense.

             Performance Materials - Second quarter sales of $1.4 billion were up 5 percent due to 3 percent higher volume, 3 percent higher U.S. dollar selling prices, and a 1 percent reduction due to the divestiture of the DuPont™ Clysar® shrink film business. ATOI of $73 million was down 41 percent due to significantly higher raw material and non-cash pension costs.

Form 10-Q

             Year-to-date sales of $2.7 billion were up 10 percent reflecting 7 percent higher volume and 4 percent higher U.S. dollar selling prices, partly offset by a 1 percent reduction due to the divestiture of the DuPont™ Clysar® shrink film business. ATOI was $148 million versus $208 million last year, down 29 percent reflecting significantly higher raw material and non-cash pension costs.

             Authorities in the U.S., European Union and Canada are investigating the synthetic rubber markets for possible antitrust violations. DuPont Dow Elastomers LLC, a 50/50 joint venture, has been subpoenaed in connection with these investigations. Related civil litigation has been filed against DuPont Dow Elastomers and other manufacturers. Certain of these civil cases also name DuPont as a defendant. These investigations and related litigation are at an early stage; an assessment currently cannot be made regarding the potential impact, if any, on the Performance Materials segment.

             Pharmaceuticals - ATOI for the second quarter was $54 million in 2003 versus $72 million in 2002. Last year's second quarter included a $12 million benefit to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

             Year-to-date ATOI was $149 million versus $123 million last year, an increase of $26 million, principally reflecting increases in Cozaar® /Hyzaar® ..

             Safety & Protection - Second quarter sales of $1.1 billion were up 19 percent due to 2 percent higher volumes, 10 percent higher U.S. dollar selling prices, and 7 percent from acquisitions. ATOI grew 18 percent to $140 million reflecting increased revenue and a lower effective tax rate. Higher earnings from nonwoven and aramid products more than offset higher non-cash pension expense.

             Year-to-date sales of $2.0 billion were up 19 percent due to 4 percent higher volumes, 8 percent higher U.S. dollar selling prices, and a 7 percent benefit from acquisitions. ATOI grew 21 percent to $268 million. Increased revenue and a lower effective tax rate more than offset higher non-cash pension expense and raw materials costs.

             Textiles & Interiors (DTI) - Second quarter sales were $1.8 billion. Excluding the impact of the change in management reporting for intersegment transfers, sales were down 2 percent. This reflects 6 percent lower volume partly offset by 4 percent higher U.S. dollar selling prices. ATOI was $17 million versus a loss of $50 million last year. The second quarter of 2002 includes charges of $100 million related to employee separation costs and $43 million related to facility shutdowns. Second quarter 2003 reflects significantly higher raw material and non-cash pension costs, partly offset by reductions in other fixed costs, as well as a benefit of $10 million from the favorable settlement of arbitration related to the Unifi manufacturing alliance.

             Year-to-date sales were $3.5 billion. Excluding the impact of the change in management reporting for intersegment transfers, sales were up 4 percent. This reflects 5 percent higher U.S. dollar selling prices partly offset by 1 percent lower volume. ATOI was $12 million versus a loss of $30 million last year. Year-to-date 2002 includes a charge of $29 million to withdraw from a polyester joint venture in China, partly offset by a benefit of $19 million resulting primarily from a favorable litigation settlement associated with exiting a nylon joint venture in China. In addition to the impact of the items described above, 2003 ATOI reflects significantly higher raw material and non-cash pension costs, partly offset by reductions in other fixed costs.

Form 10-Q

DTI Separation Matters

          On April 14, 2003 DuPont announced that it was engaged in preliminary negotiations to sell DTI, but did not name the prospective buyer. On August 11, 2003 DuPont announced that it is in exclusive negotiations with subsidiaries of Koch Industries Inc. regarding the possible sale of DTI. There can be no assurance that the negotiations will result in an agreement being reached or, if an agreement is reached, of the terms, conditions or timing of any potential transaction. The company does not intend to make any further public announcement unless and until a definitive agreement has been signed or discussions have been terminated.

Corporate Outlook

          The company expects its businesses to continue to perform well in the marketplace, as reflected by market share, product mix and pricing. The businesses will continue to manage cash fixed costs to mitigate the impact of higher raw material and non-cash pension expense. The company also anticipates continued higher U.S. dollar pricing and some level of improved end-market demand in the second half versus the prior year.

          As discussed in earlier outlooks, the company will incur higher non-cash pension and stock option expense versus the prior year. On an earnings per share basis, this is a negative impact of approximately $0.40 per share for 2003, spread evenly across the four quarters of 2003. The company now expects its cost of goods to reflect high energy and related raw material costs for the remainder of 2003. On an earnings per share basis, the company estimates the year-over-year impact of higher variable costs to be approximately $0.60 for the year, $0.28 of which has already occurred. The company also expects that its full-year income tax rate will be higher than that experienced in 2002.

          From a regional perspective, DuPont expects to return to double-digit year-over-year volume growth in Asia in the second half of 2003. The timing and pace of improvement in U.S. industrial production is more uncertain and is a key factor in forecasting the company's revenues and earnings. Recent month-to-month results for DuPont businesses do not yet signal a clear inflection point in U.S. demand for manufactured goods. However, leading economic indicators have begun to trend positively, providing some optimism for resumed growth of U.S. industrial production in the second half of 2003.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             From December 31, 2002 to June 30, 2003, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) increased approximately $4.6 billion from $2.7 billion to $7.3 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

(Dollars in millions)

Net debt - December 31, 2002	$ 2,689

Cash used for operations	(299)
Purchases of property, plant and equipment
and investment in affiliates	(715)
Net payments for businesses acquired	(1,092)
Redemption of corporate minority
interest structures	(2,037)
Dividends paid to stockholders	(702)
Other	268

Total increase in net debt	$(4,577)

Net debt - June 30, 2003	$ 7,266

             Historically, the company has negative cash flows from operations in the first half of the year, primarily reflecting the seasonal increase in accounts receivables within Agriculture & Nutrition. The increase in working capital is largely offset by the cash generated from earnings.

             Purchases of property, plant and equipment and investments in affiliates for the first half of the year totaled $715 million, which includes the company's purchase of the assets of the variable interest entity (VIE) that served as the owner/lessor of the Singapore manufacturing facility for $80 million. The company expects full-year purchases of property, plant and equipment and investments in affiliates to be about $1.85 billion.

             Year-to-date cash payments for businesses acquired amounted to about $1.1 billion. This includes the company's acquisition of 47,141,872 shares in DuPont Canada Inc. from the minority owners for $767 million. In May 2003, The Solae Company, a majority-owned subsidiary of the company, acquired Bunge Limited's Brazilian ingredients operations for $256 million, with an additional payment of approximately $44 million to be paid in the second half of 2003. Other acquisitions in the first half of 2003 include the purchase of Eastman Chemical Company's crystalline polyester business for $30 million and the acquisition of the Alkylation division of STRATCO, Inc. for $32 million. The remaining minority interest shares of DuPont Canada Inc. were acquired in July 2003 for approximately $305 million (which was estimated to be $318 million at June 30, 2003).

             In June 2003, the company redeemed the two minority interest structures described in the company's Annual Report on Form 10-K for the year ended December 31, 2002 for $2.0 billion.

Form 10-Q

             Dividends paid to stockholders through June 2003 totaled $702 million. The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. As of June 30, 2003, no shares have been purchased under this program and management has not established a timeline for the buyback of stock under this plan.

             The $4.6 billion increase in net debt was financed with commercial paper, which became a more significant portion of the company's total debt position. The impact of the change in the debt portfolio mix reduced the month-end average interest rate from 5.0 percent at December 31, 2002, to 3.3 percent at June 30, 2003.

Commercial Paper Facility

             In 2002, the company implemented a commercial paper conduit program to reduce the financing costs of the company's existing accounts receivable securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. A full description of this program is included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

             In July 2003, the company terminated its asset securitization and synthetic lease programs that were financed by the commercial paper conduit. This required the company to purchase ownership interest in the trade accounts receivable being held under the asset securitization program for $445 million and assets under synthetic leases for $144 million.

             In July 2003, the company also purchased assets under synthetic leases related to manufacturing and warehousing facilities under construction (which were not part of the commercial paper conduit) for approximately $130 million. Total purchases of assets under synthetic leases of $274 million are included in the company's full-year forecasted capital expenditures.

Guarantees

             The buy out of the Singapore manufacturing facility in May 2003 reduced residual value guarantees by $68 million to $295 million as of June 30, 2003. In addition, the July 2003 purchase of the assets which secured commercial paper issued by the conduit, as well as those assets under construction (both discussed above) resulted in a further reduction in the company's total guarantees of $362 million to $1,324 million. For detailed information related to Guarantees, see Note 12 "Commitments and Contingent Liabilities" to the company's interim consolidated financial statements.

                  Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

Form 10-Q

Item 4.     CONTROLS AND PROCEDURES

                     The company is in the process of implementing an Enterprise Resource Planning (ERP) system globally. The implementation is phased and is currently planned to be complete in 2005. Implementing an ERP system on a global basis involves significant changes in business processes and extensive organizational training. The phased-in approach the company is taking reduces the risks associated with making these changes. In addition, the company is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

                     Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      In 1991, DuPont began receiving claims related to Benlate® 50 DF fungicide. Information related to this matter is included within Note 12 to the company's interim consolidated financial statements under the heading Benlate® ..

Environmental Proceedings

Hydrogen Fluoride Release

                      On May 19,1997, approximately 11,500 pounds of a hydrogen fluoride (HF)/tar mixture was released from DuPont's Louisville, Kentucky, fluoroproducts facility. This release lasted about forty minutes. There were no on-site injuries, and only one off-site person reported any exposure. No toxic tort suits were filed as a result of this release. DuPont's incident investigation concluded that an inadequate valve stem design was a key factor contributing to the release (the valve stem twisted and the valve indicated it was in a closed position, when it was actually open). DuPont's process isolation procedures were also reviewed and modified as a result of this incident. The Department of Justice (DOJ) proposed a settlement prior to filing its action for $1,700,000. Subsequently, by letter dated July 13, 1999, the DOJ provided "formal notice" to DuPont that, due to the May 1997 HF release, the DOJ intended to bring a "federal court action" against DuPont under the Clean Air Act Section 112(r) - General Duty Clause. DuPont contested the proposed $1,700,000 fine as excessive and unreasonable because there were no environmental or human health impacts associated with the May 1997 incident. DuPont has settled this matter with the DOJ and EPA for $1,102,000. This settlement consists of $552,000 in supplemental environmental projects supporting local Louisville governmental and nongovernmental agencies and environmental projects, along with a $550,000 as a cash penalty.

Form 10-Q

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

PFOA

                      Information related to this matter is included within Note 12 to the company's interim consolidated financial statements under the heading PFOA.

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

                   The Florida Department of Environmental Protection (FDEP) and DuPont executed a final Consent Order, effective July 31, 2003 related to water permit violations. DuPont and the FDEP have agreed on a penalty of $700,000 to be paid in three installments. The Consent Order would allow a possible land donation in lieu of one or more of the payments, and this option is currently being investigated. The Consent Order requires the company to complete a study regarding actions necessary at the plant to enable it to meet the water permit requirements and to reclaim relevant wetlands.

Deepwater, New Jersey

                      In the second quarter of 2003, the EPA expressed its intention to penalize DuPont under the Clean Air Act for exceeding permitted annual emission rates of hazardous air pollutants during the year 2000 at its commercial wastewater treatment plant in Deepwater, New Jersey. The EPA verbally informed DuPont of its belief that a penalty amount of approximately $850,000 is appropriate under the EPA's penalty policy. DuPont believes that this would be an excessive penalty since the company reported the excesses to the EPA and responded rapidly to correct the situation by significantly upgrading its screening process. DuPont continues to negotiate with the EPA.

Form 10-Q

New Johnsonville, Tennessee

                      The EPA conducted a multimedia audit of DuPont's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by DuPont and its contractor under Section 608 (40 CFR 82.156, 82.162, and 82.166) of the Clean Air Act (CAA) regarding refrigerant emissions.

                      The EPA requested substantial information and documents regarding the repair, charging and maintenance of the refrigerant machines at the Johnsonville plant from DuPont's contractor responsible for the repair and maintenance of certain of the refrigeration machines at the plant. A substantial number of documents were provided to the EPA.

                      DuPont and its contractor have been in numerous discussions with the EPA since January 2003 to obtain more specificity regarding the EPA's alleged violations and to respond to the EPA's various inquiries and clarifying questions. In addition, DuPont and its contractor met with the EPA on March 27, 2003 to further discuss the issues.

                      DuPont and its contractor continue to discuss the matter with the EPA in an effort to reach a clear understanding of the facts associated with the EPA's alleged CAA regulatory violations. A resolution of this matter is not anticipated until late 2003 or early 2004.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 43 and 44.

(b)     Reports on Form 8-K

1.

On April 29, 2003, a Current Report on Form 8-K was furnished under Item 9, "Regulation FD Disclosure." The registrant furnished a news release, dated April 29, 2003, entitled "DuPont Reports First Quarter 2003 Earnings." The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

2.

On June 2, 2003, a Current Report on Form 8-K was filed under Item 5, "Other Events." The registrant filed a news release, dated June 2, 2003, entitled "DuPont Announces Increase in Offer to $21.75 - Indicates Final Offer." The information contained in this Current Report shall be deemed filed with the Securities and Exchange Commission and incorporated by reference into the registrant's registration statements filed under the Securities Act of 1933, as amended, including those filed in connection with Debt and/or Equity Securities that may be offered or delayed on a continuous basis under Registration Statements on Form S-3 (Nos. 33-53327, 33-60069, and 333-86363).

3.

On July 29, 2003, the registrant announced its consolidated financial results for the quarter ended June 30, 2003. A copy of the registrant's earnings news release entitled "DuPont Reports Second Quarter 2003 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on July 29, 2003. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: August 12, 2003

By: /s/Gary M. Pfeiffer

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

10.4*

Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

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

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.

32.1

Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2

Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Six Months
	Ended
	June 30,	Years Ended December 31,
	2003	2002	2001	2000	1999	1998

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Changes In
Accounting Principles	$1,239	$1,841	$4,328(a)	$2,314	$ 219	$1,648
Provision for Income Taxes	399	185	2,467	1,072	1,410	941
Minority Interests in Earnings of
Consolidated Subsidiaries	63	98	49	61	61	24
Adjustment for Companies Accounted
for by the Equity Method	41	45	93	(109)	33	(39)
Capitalized Interest	(17)	(45)	(62)	(69)	(107)	(120)
Amortization of Capitalized Interest	29	59	61	65	88(b)	65(b)

	1,754	2,183	6,936	3,334	1,704	2,519

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	168	359	590	810	535	520
Discontinued Operations(c)	-	-	-	-	180	304
Capitalized Interest -
Continuing Operations	17	45	62	69	107	120
Discontinued Operations(c)	-	-	-	-	3	78
Rental Expense Representative of
Interest Factor	41	82	78	70	66	71

	226	486	730	949	891	1,093

Total Adjusted Earnings Available for
Payment of Fixed Charges	$1,980	$2,669	$7,666	$4,283	$2,595	$3,612

Number of Times Fixed
Charges Earned	8.8	5.5	10.5	4.5	2.9	3.3

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with divested businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

/46

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2003 of E. I. du Pont de Nemours and Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

By: /s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2003 of E. I. du Pont de Nemours and Company;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and
15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 12, 2003

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
August 12, 2003

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
August 12, 2003