Form 10-Q
period 2003-09-30
DUPONT E I DE NEMOURS & CO
filed 2003-11-12
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

996,776,918 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2003.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statements	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-30

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	31-32
Results of Operations	32-37
Segment Reviews	38-39
Liquidity & Capital Resources	40-41
Long-Term Employee Benefits	42

Item 4. Controls and Procedures	42

Part II Other Information

Item 1. Legal Proceedings	42-44
Item 6. Exhibits and Reports on Form 8-K	44

Signature	45

Exhibit Index	46-47

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Note 1)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$ 6,142	$5,482	$20,519	$18,324
Other income (Note 2)	219	255	543	337

Total	6,361	5,737	21,062	18,661

Cost of goods sold and other operating charges	4,648	3,851	14,566	12,204
Selling, general and administrative expenses	708	621	2,224	1,993
Depreciation	365	339	1,036	958
Amortization of intangible assets	61	53	178	154
Research and development expense	340	322	1,012	928
Interest expense (Note 3)	90	79	258	279
Employee separation costs and write-down of assets (Note 4)	-	(23)	-	232
Separation charges - Textiles & Interiors (Note 5)	1,314	-	1,314	-
Goodwill impairment - Textiles & Interiors (Note 6)	291	-	291	-
Gain on sale of DuPont Pharmaceuticals	-	-	-	(19)
Gain on sale of interest by subsidiary - non-operating (Note 7)	-	-	(62)	-

Total	7,817	5,242	20,817	16,729

Income (loss) before income taxes and minority interests	(1,456)	495	245	1,932
Provision for (benefit from) income taxes (Note 8)	(586)	5	(187)	368
Minority interests in earnings of consolidated
subsidiaries	3	21	66	73

Income (loss) before cumulative effect of changes
in accounting principles	(873)	469	366	1,491
Cumulative effect of changes in accounting principles,
net of income taxes (Note 9)	-	-	(29)	(2,944)

Net income (loss)	$ (873)	$ 469	$ 337	$ (1,453)

Basic earnings (loss) per share of
common stock (Note 10)
Income (loss) before cumulative effect of changes in
accounting principles	$ (0.88)	$ 0.47	$ 0.36	$ 1.49
Cumulative effect of changes in accounting principles	-	-	(0.03)	(2.96)

Net income (loss)	$ (0.88)	$ 0.47	$ 0.33	$ (1.47)

Diluted earnings (loss) per share of
common stock (Note 10)
Income (loss) before cumulative effect of changes in
accounting principles	$ (0.88)	$ 0.47	$ 0.36	$ 1.49
Cumulative effect of changes in accounting principles	-	-	(0.03)	(2.95)

Net income (loss)	$ (0.88)	$ 0.47	$ 0.33	$ (1.46)

Dividends per share of common stock	$ 0.35	$ 0.35	$ 1.05	$ 1.05

See pages 6-30 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Note 1)
(Dollars in millions, except per share)

	September 30,	December 31,
	2003	2002

Assets

Current assets
Cash and cash equivalents	$ 3,766	$ 3,678
Marketable debt securities	97	465
Accounts and notes receivable	5,163	3,884
Inventories (Note 11)	3,826	4,409
Prepaid expenses	277	175
Deferred income taxes (Note 8)	714	848
Assets held for sale (Note 12)	5,650	-

Total current assets	19,493	13,459

Property, plant and equipment, net of accumulated depreciation
(September 30, 2003 - $19,511; December 31, 2002 - $20,446)	9,752	13,286
Goodwill (Note 13)	1,850	1,167
Other intangible assets (Note 13)	2,988	3,109
Investment in affiliates	1,473	2,047
Other assets	1,830	1,553

Total	$37,386	$34,621

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 1,884	$ 2,727
Short-term borrowings and capital lease obligations (Note 14)	6,664	1,185
Income taxes (Note 8)	89	47
Other accrued liabilities	2,529	3,137
Liabilities held for sale (Note 12)	1,599	-

Total current liabilities	12,765	7,096

Long-term borrowings and capital lease obligations	5,269	5,647

Other liabilities	8,309	8,770

Deferred income taxes	1,705	1,622

Total liabilities	28,048	23,135

Minority interests (Note 15)	501	2,423

Commitments and contingent liabilities (Note 16)

Stockholders' equity
Preferred stock	237	237
Common stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at September 30, 2003 - 1,083,794,708;
December 31, 2002 - 1,080,981,877	325	324
Additional paid-in capital	7,485	7,377
Reinvested earnings	9,903	10,619
Accumulated other comprehensive loss (Notes 17 and 18)	(2,386)	(2,767)
Common stock held in treasury, at cost (Shares: September 30, 2003
and December 31, 2002 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	8,837	9,063

Total	$37,386	$34,621

See pages 6-30 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Note 1)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2003	2002

Cash provided by (used for) operations
Net income (loss)	$ 337	$(1,453)
Adjustments to reconcile net income to cash used for operations:
Cumulative effect of changes in accounting principles, net of tax (Note 9)	29	2,944
Depreciation	1,036	958
Amortization of intangible assets	178	154
Separation charges - Textiles & Interiors	1,314	-
Goodwill impairment - Textiles & Interiors	291	-
Gain on sale of DuPont Pharmaceuticals	-	(19)
Other non-cash charges and credits - net	(327)	317
Change in operating assets and liabilities - net	(3,060)	(2,515)

Cash provided by (used for) operations	(202)	386

Investment activities
Purchases of property, plant and equipment	(1,257)	(849)
Investment in affiliates	(61)	(108)
Payments for businesses acquired, net of cash acquired (Note 19)	(1,427)	(339)
Proceeds from sales of assets	12	166
Net cash flows related to sale of DuPont Pharmaceuticals	-	(122)
Purchase of beneficial interest in securitized trade receivables (Note 16)	(445)	-
Maturity/repayment of beneficial interest in securitized trade receivables (Note 16)	445	-
Net decrease (increase) in short-term financial instruments	386	(237)
Miscellaneous - net	71	13

Cash used for investment activities	(2,276)	(1,476)

Financing activities
Dividends paid to stockholders	(1,053)	(1,052)
Net increase in borrowings (Note 14)	5,377	180
Acquisition of treasury stock	-	(470)
Proceeds from exercise of stock options	38	35
Redemption of minority interest structures (Note 15)	(2,037)	-

Cash provided by (used for) financing activities	2,325	(1,307)

Effect of exchange rate changes on cash	281	94

Increase (decrease) in cash and cash equivalents	$ 128	$(2,303)

Cash and cash equivalents at beginning of period	3,678	5,763

Cash and cash equivalents at end of period	$ 3,806(a)	$ 3,460

(a)	Includes cash classified as held for sale within the Consolidated Balance Sheet (see Note 12).

See pages 6-30 for Notes to Consolidated Financial Statements.

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

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) for the three- and nine-month periods ended September 30, 2003 and 2002, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the fair value based method had been applied in each period.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(873)	$ 469	$ 337	$(1,453)

Stock-based employee compensation
expense included in reported net
income (loss), net of related tax effects	6	-	23	2

Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of
related tax effects	(26)	(44)	(104)	(130)

Pro forma net income (loss)	$(893)	$ 425	$ 256	$(1,581)

Earnings (loss) per share:
Basic - as reported	$(0.88)	$0.47	$0.33	$ (1.47)

Basic - pro forma	$(0.90)	$0.43	$0.25	$ (1.60)

Diluted - as reported	$(0.88)	$0.47	$0.33	$ (1.46)

Diluted - pro forma	$(0.90)	$0.42	$0.25	$ (1.59)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities" (VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN No. 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The company has not created or obtained an interest in any VIEs in 2003. For VIEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to December 31, 2003.

The company's commercial paper conduit finances its accounts receivable securitization and some of its synthetic lease programs. The company identified certain relationships within this structure as VIEs where DuPont was considered the primary beneficiary. As of September 30, 2003, the company has purchased assets under synthetic leases of $334 net of a $20 deferred gain associated with the initial sale and leaseback transaction. The company also purchased an interest in the revolving pool of trade accounts receivable under the securitization program for $445. See Note 16 for additional information related to these transactions.

The company has also identified two other non-consolidated entities as VIEs where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and the other entity is a real estate rental operation. The company guarantees all debt obligations of these entities, which totaled $142 at September 30, 2003. These amounts are included within obligations for equity affiliates and others in Note 16. In accordance with the provisions of FIN No. 46, the company will consolidate these VIEs as of December 31, 2003. The company does not expect the consolidation of these VIEs to have a material effect on the consolidated results of operations or financial position.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Royalty income	$ 38	$ 27	$ 92	$ 80
Interest income, net of miscellaneous
interest expense	15	28	55	78
Equity in earnings (losses) of affiliates	(8)	55	(16)	56
Net gain on sales of assets	1	81	12	74
Exchange gains (losses)	(4)	(60)	(64)	(273)
Cozaar® /Hyzaar® income	161	116	403	297
Miscellaneous income and expenses - net	16	8	61	25

	$219	$255	$543	$ 337

Note 3. Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest incurred	$96	$ 90	$281	$314
Interest capitalized	(6)	(11)	(23)	(35)

	$90	$ 79	$258	$279

Interest incurred year-to-date 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors.

Note 4. Employee Separation Costs and Write-down of Assets

During the third quarter and year-to-date 2003, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2002, at Note 5, "Employee Separation Costs and Write-down of Assets."

During the third quarter of 2002, the company recorded a net benefit of $23 resulting from changes in estimates related to prior years' restructuring programs. This was principally attributable to net benefits associated with the 2001 restructuring program of $8 for lower dismantlement and removal costs and $7 for lower severance payments to terminated employees.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In addition to the net benefit of $23 discussed above, year-to-date 2002 includes charges in the Textiles & Interiors and the Agriculture & Nutrition segments. A charge of $209 was recorded in Textiles & Interiors in connection with a restructuring program instituted in the second quarter of 2002 to better align the business with accelerating structural changes so as to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. At June 30, 2003, essentially all 2,000 affected employees had been terminated. The year-to-date 2002 results for Textiles & Interiors also include a net charge of $9 related to exiting joint ventures in China. Of the net charge, $39 was recorded to withdraw from a polyester joint venture due to depressed market conditions. This charge, which covers the write-off of the company's investment in this joint venture, was partly offset by a $30 benefit resulting principally from a favorable litigation settlement associated with the company's exit from a nylon joint venture in 1999. In addition, a charge of $37 was recorded in the Agriculture & Nutrition segment in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. The transaction closed during the second quarter of 2003.

In other restructuring activities, a program was instituted in the fourth quarter of 2002 in the Coatings & Color Technologies segment to enhance its position as a leader in the highly competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. At September 30, 2003, approximately 650 of the 775 employees had been terminated.

Account balances and activity for the 2002 and 2001 programs are as follows:

	Employee
	Separation	Other
2002 Programs	Costs	Exit Costs	Total

Balance - December 31, 2002	$ 180	$ 6	$ 186
Changes to accounts:
Adjustments in 2003*	-	(3)	(3)
Employee separation settlements	(78)	-	(78)
Other expenditures	-	(2)	(2)

Balance - September 30, 2003	$ 102	$ 1	$ 103

2001 Programs

Balance - December 31, 2002	$ 46	$ 2	$ 48
Changes to accounts:
Adjustments in 2003*	-	(1)	(1)
Employee separation settlements	(21)	-	(21)

Balance - September 30, 2003	$ 25	$ 1	$ 26

*

Represents the portion of dismantlement and removal costs previously recognized that does not meet the criteria of SFAS No. 143, "Accounting For Asset Retirement Obligations," and therefore, is included in the Cumulative Effect of Changes in Accounting Principles for the quarter ended March 31, 2003. (See Note 9)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 5. Separation Charges - Textiles & Interiors

The company is involved in ongoing negotiations to sell substantially all of the assets related to the Textiles & Interiors segment. At September 30, 2003, all criteria for classification as assets held for sale as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" had been met (see Note 12). In addition, at that time the estimated fair value of assets to be sold was less than their carrying value. In the third quarter of 2003, the company recorded the following charges for the write-down of assets and other separation costs: property, plant and equipment of $949, intangible assets (excluding goodwill, see Note 6) of $49, equity affiliates of $238 and a pension curtailment loss of $78. The write-downs are based on estimates of fair value determined as a result of these negotiations. The company expects to complete the sale of these assets during the first half of 2004 subject to required regulatory approvals. However, there can be no assurance that the negotiations will result in an agreement being reached or, if an agreement is reached, of the terms, conditions or timing of any potential transaction. If a final agreement is reached, additional charges and credits related to the separation of Textiles & Interiors may be recorded, some of which may be material to the consolidated financial statements. Such charges and credits relate to, for example, the final terms of the sales agreement, possible pension plan settlements and other post-retirement benefit curtailment gains.

Note 6. Goodwill Impairment - Textiles & Interiors

Based on the preliminary purchase price allocation associated with the acquisition of the non-controlling interest in DuPont Canada, an estimated goodwill impairment charge of $291 was recorded in the third quarter 2003 in connection with the expected sale of substantially all of the assets of the Textiles & Interiors segment. This charge was based on estimates of the fair value of reporting units within the Textiles & Interiors segment as determined through negotiations to sell the related assets.

Note 7. Gain on Sale of Interest by Subsidiary - Non-operating

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's Protein Technologies business and Bunge's North American and European ingredients operations. As a result of this transaction, the company's ownership interest in the Protein Technologies business was reduced from 100 percent to 72 percent. The company recorded a non-operating pretax gain of $62 in second quarter 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge.

Note 8. Provision for (Benefit from) Income Taxes

As a result of the separation charges described in Note 5, the company recorded a tax benefit of $566, including $256 to recognize the differences between the book basis and tax basis of certain subsidiaries and affiliates as part of the expected sale.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 9. Cumulative Effect of Changes in Accounting Principles

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

The estimated asset retirement obligation would have been $56 on January 1, 2002 and $60 on December 31, 2002 had this statement been applied as of January 1, 2002. Set forth below is a reconciliation of the company's estimated asset retirement obligations from January 1, 2003 through September 30, 2003.

Balance - January 1, 2003	$60
Liabilities incurred	1
Accretion expense	3
Revisions in estimated cash flows	(2)

Balance - September 30, 2003	$62

Had the provisions of SFAS No. 143 been applied as of January 1, 2002, the pro forma effects for the three- and nine-month periods ended September 30, 2002 on Income (Loss) Before Cumulative Effect of Changes in Accounting Principles and Net Income (Loss) for the periods would have been immaterial.

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in a cumulative effect charge to income of $2,944. This charge was attributable to goodwill impairments of $2,866 in the Agriculture & Nutrition segment and $78 in the Textiles & Interiors segment.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2003		2002	2003	2002

Numerator:
Income (loss) before cumulative effect
of changes in accounting principles	$(873.0)		$ 469.0	$366.0	$ 1,491.0
Preferred dividends	(2.5)		(2.5)	(7.5)	(7.5)

Income (loss) available to common
stockholders before cumulative effect of changes in accounting
principles	$(875.5)		$ 466.5	$358.5	$ 1,483.5
Cumulative effect of changes in
accounting principles	-		-	(29.0)	(2,944.0)

Net income (loss) available to
common stockholders	$(875.5)		$ 466.5	$329.5	$(1,460.5)

Denominator:
Weighted-average number of
common shares - Basic	997,028,781		993,838,496	996,470,591	994,429,075
Dilutive effect of the company's
employee compensation
plans	-	*	3,141,450	3,275,152	4,696,394
Weighted-average number of
common shares - Diluted	997,028,781		996,979,946	999,745,743	999,125,469

*	Not applicable as the company reported a loss before cumulative effect of changes in accounting principles.

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Average Stock Options	101,467,114	74,964,624	68,340,474	48,544,713

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 11. Inventories

	September 30,	December 31,
	2003	2002

Finished products	$2,390	$2,734
Semifinished products	952	1,239
Raw materials and supplies	796	880

	4,138	4,853

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(312)	(444)

	$3,826	$4,409

Note 12. Assets and Liabilities Held for Sale

The following represents the major classes of assets and liabilities held for sale. See Note 5 for additional information.

September 30,
2003

Cash and cash equivalents	$ 40
Accounts and notes receivable	986
Inventories	680
Property, plant and equipment (net)	3,215
Other intangible assets (net)	173
Investment in affiliates	237
Prepaid expenses and other assets	319

Assets held for sale	$5,650

Accounts payable	$ 492
Borrowings and capital lease obligations	269
Other liabilities	745
Minority interests	93

Liabilities held for sale	$1,599

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 13. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended September 30, 2003 are summarized in the table below.

		Goodwill
	Balance as of	Adjustments		Balance as of
	December 31,	and	Goodwill	September 30,
Segment	2002	Acquisitions(a)	Impairment	2003

Agriculture & Nutrition	$ 233	$302(b)	$ -	$ 535
Coatings & Color
Technologies	718	87	-	805
Electronic &
Communication
Technologies	117	30	-	147
Performance Materials	2	198	-	200
Safety & Protection	85	15	-	100
Textiles & Interiors	10	281	(291)(c)	-
Other	2	61	-	63

Total	$1,167	$974	$(291)	$1,850

(a)	Includes the preliminary allocation of goodwill associated with the purchase of shares from minority owners of DuPont Canada, Inc. as follows:

Agriculture & Nutrition	$ (6)(d)
Coatings & Color Technologies	86
Electronic & Communication Technologies	28
Performance Materials	198
Safety & Protection	17
Textiles & Interiors	278
Other	61

Total	$662

(b)	Includes $308 related to the formation of the majority-owned venture, The Solae Company (see Note 19).
(c)	Result of goodwill impairment charge (see Note 6).
(d)	Reflects the preliminary allocation of $33 in goodwill, and the write-off of $39 in pre-existing goodwill attributable to the minority interest in DuPont Canada, Inc.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	September 30, 2003
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,075	$ (823)	$1,252
Patents	132	(28)	104
Trademarks	54	(10)	44
Other(a)	576	(147)	429

	2,837	(1,008)	1,829

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	184	-	184
Pioneer Germplasm	975	-	975

	1,159	-	1,159

	$3,996	$(1,008)	$2,988

	December 31, 2002
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,378	$ (785)	$1,593
Patents	77	(22)	55
Trademarks	55	(9)	46
Other(a)	395	(126)	269

	2,905	(942)	1,963

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	171	-	171
Pioneer Germplasm	975	-	975

	1,146	-	1,146

	$4,051	$ (942)	$3,109

(a)

Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and non-competition agreements. Totals at September 30, 2003 include those intangibles obtained through the formation of The Solae Company. (See Note 19)

The aggregate amortization expense for definite-lived intangible assets was $61 and $178 for the three- and nine-month periods ended September 30, 2003, respectively. The estimated aggregate pretax amortization for 2003 and each of the next five years is approximately $240, $226, $223, $217, $189, and $170.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Short-term Borrowings and Capital Lease Obligations

	September 30,	December 31,
	2003	2002

Commercial paper	$6,105	$ 668
Bank borrowings - non-U.S.	211	289
Medium-term notes payable within one year	-	200
Long-term borrowings payable within one year	319	-
Industrial development bonds payable on demand	25	26
Capital lease obligations	4	2

	$6,664	$1,185

The weighted average interest rate on short-term borrowings outstanding at September 30, 2003 and December 31, 2002 was 1.6 percent and 3.5 percent, respectively.

Note 15. Minority Interests

In 2001, the company received proceeds of $2,037 from entering into two minority interest structures. A complete discussion of these structures is included in Item 8 of the company's Annual Report on Form 10-K for the year ended December 31, 2002 at Note 22, "Minority Interests." In the second quarter of 2003, the company redeemed these structures for $2,037.

Note 16. Commitments and Contingent Liabilities

Guarantees

On January 1, 2003, the company adopted FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The fair value of guarantees is determined by consideration of data in observable markets, comparable transactions and the utilization of probability-weighted discounted net cash flow models. The fair value of guarantees issued or modified from January 1, 2003 through September 30, 2003 was not material.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Information related to the company's guarantees is summarized in the following table:

Total at
Guarantees	September 30, 2003

Product warranty liability(1)	$ 18
Indemnification liability(1)	25
Obligations for equity affiliates and others	1,198
Residual value guarantees(2)	94

$1,335

(1)	Included in the company's consolidated financial statements.
(2)	Applicable to the company's synthetic lease program.

Disclosures about each group of similar guarantees are provided below:

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of September 30, 2003 is $18. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2002 through September 30, 2003:

Balance - December 31, 2002	$ 22
Settlements (cash and in-kind)	(23)
Aggregate changes - issued 2003	19

Balance - September 30, 2003	$ 18

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amount recorded for all indemnifications as of September 30, 2003 and December 31, 2002 is $25 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At September 30, 2003, the company had directly guaranteed $971 of such obligations, plus $227 relating to guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Of the $971 directly guaranteed obligations, $72 is for short-term (less than one year) bank loans related to customers, $44 is for long-term (1-5 years) bank loans related to customers, $316 is for short-term (less than one year) bank borrowings related to equity affiliates, $394 is for long-term (1-6 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $29 is for revenue bonds (1-12 years), and $13 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 25 percent of the $121 of guaranteed obligations of customers. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2003, the company had no liabilities recorded for these obligations.

In addition, the company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $227 as of September 30, 2003. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2003, the company had no liabilities recorded for these obligations.

Residual Value Guarantees

During the second and third quarters of 2003, the company exercised its purchase options in the synthetic lease programs related to corporate aircraft, rail cars, and manufacturing and warehousing facilities, thereby terminating these programs. As a result of these transactions, the company recorded assets of $334 net of a $20 deferred gain associated with the initial sale and leaseback transaction.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

As of September 30, 2003 the company had one remaining synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $94 at September 30, 2003. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2003, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Accounts Receivable Securitization Program

As described in Note 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002, the company had an accounts receivable securitization program to sell an interest in a revolving pool of trade accounts receivable. In July 2003, the company terminated this program and purchased the interest in the revolving pool of trade accounts receivable for $445. These trade accounts receivable were collected during the third quarter of 2003.

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

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

	Status of Cases
	September 30	June 30,	March 31,	December 31,
	2003	2003	2003	2002

Filed	1	-	1	2
Resolved	1	1	9	5
Pending	95	95	96	104

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Twenty-one of the ninety-five cases pending against the company at September 30, 2003, were filed by growers who allege plant damage from using Benlate® 50 DF and, in some cases, Benlate® WP. Forty-two of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Four of the pending cases include claims for alleged personal injuries arising from exposure to Benlate® 50 DF and/or Benlate® WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate® OD.

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

In forty-two cases, plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate® 50 DF claims. The Florida federal court has dismissed the lead case of the twenty-eight reopener cases pending before it. The dismissal has been affirmed by the 11th Circuit Court of Appeals. The fourteen remaining reopener cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently four cases pending involving allegations that Benlate® caused birth defects to children exposed in utero. Of these four cases, the federal court in West Virginia has dismissed one case on the grounds of insufficient scientific support for causation. It has been appealed to the Fourth Circuit Court of Appeals. The remaining three cases are pending in Delaware. Two of these cases were dismissed for not being timely filed and were appealed to the Delaware Supreme Court. In April of 2003, the Delaware Supreme Court reversed the dismissals and remanded these two cases, involving six plaintiffs, to the trial court for further proceedings. In the third case pending in Delaware and scheduled for trial in November of 2003, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. A fifth case was tried in Florida resulting in a $4 verdict against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The case was appealed to the Florida Supreme Court and the verdict for the plaintiffs was reinstated with interest. Further appellate review was denied and the judgment of approximately $6.8 has been paid and the case closed. DuPont does not expect the Florida Supreme Court's decision to have precedential value in the four pending cases because Florida uses a different standard to determine admissibility than the federal courts and the majority of state courts.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company appealed both cases. On September 17, 2003, the intermediate appellate court reversed the adverse verdict against DuPont in the first case. Plaintiffs are expected to seek a further appeal of this ruling. DuPont has not established an accrual for either case because the company has concluded that it is not probable that the adverse judgments at the trial level ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000. Oral arguments on the second case that DuPont appealed were heard by the intermediate appellate court on July 2, 2003, but no decision has been rendered.

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

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of September 30, 2003, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $250 of its costs and expenses through insurance, including $25 received in August 2003 from insurance covering the securities fraud class action mentioned above. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world. DuPont purchased PFOA from a third party until it began manufacturing PFOA in North Carolina in the fall of 2002. Some of the waste stream from the manufacture of PFOA is treated at DuPont's Chambers Works site in New Jersey. DuPont also manufactures fluorinated telomers that are used in soil, stain and grease repellants for the paper, apparel, upholstery and carpet industries. DuPont does not use PFOA as a processing aid in the manufacture of these telomers, but studies have indicated that trace amounts of PFOA may be present.

Based on over fifty years of industry experience and extensive scientific study, DuPont does not believe there is any evidence that PFOA causes any adverse human health affects or harms the environment. However, DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA. Therefore, before April 14, 2003, DuPont and other interested companies filed Letters of Intent with the EPA specifying on-going voluntary programs concerning PFOA and fluorinated telomers. In addition, the companies have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA. DuPont estimates that this process will continue into 2004.

DuPont's Washington Works plant in Wood County, West Virginia, is one of the sites at which the company uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions. Currently, DuPont recovers or destroys 75 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant. By the end of 2004, the company expects that more than 90 percent will be recovered or destroyed. In November of 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a Multimedia Consent Order (the Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 140 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. In the fall of 2003, the WVDEP determined that compliance with the air screening level is to be demonstrated by air dispersion modeling with initial compliance to be demonstrated by air dispersion modeling for the time period starting in September 2002 and ending in August 2003. DuPont recently submitted to the WVDEP its initial modeling results; they show that the air screening level was not exceeded during the time period. Unless DuPont violates its terms, the Order does not call for sanctions. DuPont has completed all major activities currently required by the Order and has spent approximately $3.3 million through September 30, 2003, in connection with these activities. DuPont expects to continue to monitor public drinking water supplies in and around the Washington Works plant on a quarterly and/or annual basis. The scope and extent of this monitoring has yet to be determined. In addition, the company may perform other environmental monitoring as suggested by results received from studies performed under the Order.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Environmental sampling has also been conducted across the Ohio River pursuant to a Memorandum of Understanding (MOU) amongst DuPont, the Ohio EPA, the WVDEP, and the Division of Health and Human Resources. This sampling has disclosed PFOA levels in groundwater and drinking water in Ohio. Under the MOU, these results were shared with the Ohio EPA. Although the Order does not apply in Ohio, under the MOU, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with the EPA Region III (which includes West Virginia) and Region V (which includes Ohio) in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the Order. Since PFOA concentrations in drinking water tested to date are significantly below the screening level, it is unlikely that DuPont will be required to provide alternative drinking water under the SDWC Order.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. The class has been defined as anyone who has consumed drinking water contaminated by PFOA from operation of the Washington Works plant, which could be as large as fifty thousand individuals. The Lubeck Public Service District and plaintiffs recently reached a settlement agreement that has been approved by the court. DuPont does not believe that the consumption of drinking water with low levels of PFOA has caused or will cause deleterious health effects. On May 1, 2003, the court entered an order requiring that DuPont sample and analyze the blood of the individual class members electing to participate for the existence of PFOA. In addition, the court made certain findings of fact, including a finding that PFOA is toxic and hazardous to humans. It is the company's position that the scientific evidence does not support the court's finding. DuPont appealed the court's order and finding of fact to the West Virginia Supreme Court. Oral arguments were heard in September 2003 and a ruling is expected during the fourth quarter of 2003. As a result, the trial that was originally scheduled for the third quarter of 2003 will be rescheduled. DuPont intends to defend itself vigorously. Since DuPont does not believe that its use of PFOA has caused or will cause any deleterious health affects, the company has not established a reserve related to the final outcome of the lawsuit.

While management recognizes that it is reasonably possible that losses may be incurred related to PFOA, a range of such losses cannot be reasonably estimated at this time.

DuPont Dow Elastomers LLC

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible antitrust violations. DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture, has been subpoenaed in connection with these investigations. Related civil litigation has been filed against DDE and other manufacturers. Management recognizes that it is probable that DDE will incur a loss as a result of the investigations and civil litigation. However, a range of such losses cannot be reasonably estimated at this time.

DuPont is also named as a defendant in certain of the related civil cases. Management does not believe it is reasonably possible that DuPont will incur losses as a result of being named as a defendant in these civil cases.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 23 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, reserves related to environmental remediation amounted to $375 and, in management's opinion, were appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at September 30, 2003.

Note 17. Comprehensive Income (Loss)

The following sets forth the company's Total Comprehensive Income (Loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss)	$(873)	$469	$337	$(1,453)
Cumulative translation adjustment	3	(8)	59	36
Net revaluation and clearance of
cash flow hedges to earnings	2	24	(2)	20
Minimum pension liability	317	-	317	-
Net unrealized gains (losses) on
available for sale securities	3	(11)	7	(20)

Total comprehensive income (loss)	$(548)	$474	$718	$(1,417)

Due to the expected sale of substantially all of the assets related to Textiles & Interiors, the company is required to recalculate its minimum pension liability using assumptions and plan assets at September 30, 2003. Key assumptions used in calculating this amount are unchanged except that the discount rate used at September 30, 2003 was lowered to 6.5 percent (from 6.75 percent) to reflect the current market for high quality corporate bonds. The remeasurement resulted in a $317 reduction to this liability, principally due to higher asset valuations, partially offset by higher benefit obligations.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 18. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 28 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2002. During the third quarter 2003, hedge ineffectiveness of $1 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:
	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$(60)	$ 23	$(37)	$(54)	$ 21	$(33)
Additions and revaluations of
derivatives designated as
cash flow hedges	(29)	11	(18)	(71)	27	(44)
Clearance of hedge results to earnings	33	(13)	20	69	(27)	42

Ending balance	$(56)	$ 21	$(35)	$(56)	$ 21	$(35)

Portion of ending balance expected
to be reclassified into earnings
over the next twelve months	$(37)	$ 14	$(23)	$(37)	$ 14	$(23)

Derivatives Not Designated in Hedging Relationships

In conjunction with the acquisition of the 23.88 percent minority interest in DuPont Canada Inc., the company entered into option contracts (see Note 19) to purchase 1.0 billion Canadian dollars for about $700. The business purpose of the contracts was to protect against adverse movements in the U.S. dollar/Canadian dollar exchange rate that would cause the net U.S. dollar cash purchase price to exceed the negotiated fair value of the business. The changes in fair values of these contracts were included in income in the period the change occurred. The contracts expired during the second quarter 2003 resulting in a pretax exchange gain of $30.

Note 19. Investment Activities

DuPont Canada Inc.

On April 17, 2003, DuPont commenced a tender offer to acquire the 66,704,465 shares of DuPont Canada Inc. not then owned by DuPont. These shares represented 23.88 percent of the outstanding shares of DuPont Canada Inc. Pursuant to the tender offer, DuPont acquired 47,141,872 shares of DuPont Canada Inc. on June 16, 2003 for $767 and effectively converted the remaining 19,562,593 DuPont Canada Inc. shares not owned by DuPont to a cash obligation of $318 that was satisfied on July 28, 2003. As a controlled majority owned subsidiary, the results of operations of DuPont Canada Inc. were included in the consolidated financial statements of DuPont prior to the acquisition of the non-controlling minority interest, and the outside stockholders' interests were shown as Minority Interests.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The estimated cost of acquisition for the 23.88 percent minority interest in DuPont Canada Inc. was $1,098, which includes $13 in estimated acquisition-related costs. A preliminary assignment of the estimated cost of acquisition, based on 23.88 percent of the estimated fair values of the assets and liabilities of DuPont Canada Inc., excluding goodwill but including intangible assets not previously recorded under generally accepted accounting principles (GAAP), is as follows:

Current assets(1)	$233
Property, plant & equipment	219
Indefinite-lived intangible assets	4
Definite-lived intangible assets	82
In-process research & development(2)	4
Other non-current assets	48

Total assets	590

Current liabilities	93
Non-current liabilities	100

Net assets	$397

(1)	Includes cash and cash equivalents of $57.
(2)	Charged to cost of goods sold and other operating charges at the date of acquisition.

The $701 excess of the estimated cost of acquisition over the estimated fair value of net assets has been assigned to goodwill, which is not tax deductible. A preliminary assignment of goodwill to reportable segments for the acquisition has been reflected as of September 30, 2003 (see Note 13). The company is in the process of obtaining appraisals and other information needed to finalize its purchase accounting, which is expected to occur prior to December 31, 2003. Factors that contributed to a purchase price resulting in the recognition of goodwill included the protective rights of minority shareholders under Canadian law, the potential impact such rights would have had on the company's plans to separate its global Textiles & Interiors business, and the strengthening of the Canadian dollar versus the U.S. dollar from the date the tender offer commenced to the date shares were acquired.

The pro forma results of operations, as if the acquisition had occurred at the beginning of each of the three- and nine-month periods presented in this report, were not materially different than reported results for those periods.

The Solae Company

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's Protein Technologies business and Bunge's North American and European ingredients operations. The transaction was accounted for as an acquisition under SFAS No. 141, "Business Combinations," with Bunge contributing businesses with a fair value of $520. As a result of this transaction, the company's ownership interest in the Protein Technologies business was reduced from 100 percent to 72 percent. The company recorded a non-operating pretax gain of $62 in second quarter 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In May 2003, as part of the plan of formation, The Solae Company acquired approximately 82 percent of Bunge Limited's Brazilian ingredients operations for $256. Pursuant to a tender offer, The Solae Company acquired an additional 16 percent ownership interest for $42 in November 2003. The remaining shares will be acquired for approximately $2 by no later than the first quarter of 2004.

A preliminary assignment of the estimated cost of forming The Solae Company, based on the estimated fair values of the assets contributed by Bunge, excluding goodwill but including intangible assets not previously recorded under GAAP, is as follows:

Current assets	$146
Property, plant & equipment	301
Intangible assets	150
Other non-current assets	1

Total assets	598

Current liabilities	62
Non-current liabilities	68

Net assets	$468

The $308 excess of the estimated cost of acquisition over the estimated fair value of net assets has been assigned to goodwill, which is not tax deductible. The company continues to evaluate appraisals and other information needed to finalize its purchase accounting.

The pro forma results of operations, as if the acquisition had occurred at the beginning of each of the three- and nine-month periods presented in this report, were not materially different than reported results for those periods.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 20. Segment Information
	Three Months Ended		Nine Months Ended
CONSOLIDATED SEGMENT INFORMATION(a)	September 30,		September 30,
	2003	2002	2003	2002

SEGMENT SALES(b)
Agriculture & Nutrition	$ 803	$ 609	$ 4,479	$ 3,773
Coatings & Color Technologies	1,378	1,276	4,066	3,725
Electronic & Communication Technologies	728	645	2,142	1,905
Performance Materials	1,299	1,252	3,989	3,707
Safety & Protection	998	852	3,044	2,571
Textiles & Interiors	1,744	1,567	5,240	4,687
Other	5	6	12	16

Total Segment Sales	6,955	6,207	22,972	20,384

Elimination of Transfers	(233)	(97)	(706)	(284)
Elimination of Equity Affiliate Sales	(580)	(631)	(1,747)	(1,780)
Miscellaneous	-	3	-	4

CONSOLIDATED NET SALES	$ 6,142	$5,482	$20,519	$18,324

AFTER-TAX OPERATING INCOME (LOSS) (ATOI)(c)
Agriculture & Nutrition(d)	$ (142)	$ (91)	$ 618	$ 464
Coatings & Color Technologies	120	170	326	391
Electronic & Communication Technologies	32	67	92	169
Performance Materials(e)	55	181	203	389
Pharmaceuticals(f)	100	72	249	195
Safety & Protection	126	127	394	349
Textiles & Interiors(g)	(1,047)	60	(1,035)	30
Other(h)	(1)	(18)	(107)	(91)

Total Segment ATOI	(757)	568	740	1,896

Interest & Exchange Gains and Losses(i)	(30)	(5)	(89)	(194)
Corporate Expenses(j)	(86)	(83)	(254)	(180)
Corporate Minority Interest(k)	-	(11)	(31)	(31)

Income (Loss) Before Cumulative Effect of Changes
in Accounting Principles	(873)	469	366	1,491

Cumulative Effect of Changes in Accounting Principles(l)	-	-	(29)	(2,944)

NET INCOME (LOSS)	$ (873)	$ 469	$ 337	$ (1,453)

	September 30,	December 31,
SSIGNIFICANT CHANGES IN SEGMENT ASSETS	2003	2002

TTextiles & Interiors	$4,884(m)	$5,598

Form 10-Q

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION
(a)	Certain reclassifications of segment data have been made to reflect 2003 changes in organizational structure.

(b)	Includes transfers and pro rata share of equity affiliate sales. Beginning in 2003, Textiles & Interiors segment sales include transfers of intermediates to Performance Materials.

(c)

Third quarter and year-to-date 2002 include a benefit of $17 resulting from changes in estimates related to prior year restructuring activities in the following segments: Agriculture & Nutrition - $7; Coatings & Color Technologies - $2; Electronic & Communication Technologies - $1; Performance Materials - $2; Safety & Protection - $3; Textiles & Interiors - $1; and Other - $1.

(d)	Year-to-date 2003 includes a $41 non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited.

Year-to-date 2002 includes charges of $29 to write off inventory associated with discontinued specialty herbicide products, and $25 associated with an expected loss on the sale of a European manufacturing facility.

(e)	Third quarter 2002 includes a gain of $51 resulting from the sale of the Clysar® shrink film business.

(f)	Third quarter 2003 includes a $15 benefit resulting from a favorable arbitration ruling in the Pharmaceuticals segment.

Year-to-date 2002 includes a benefit of $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

(g)

In connection with the expected sale of substantially all of the Textiles & Interiors assets, third quarter 2003 reflects impairment charges of $721 to write down to estimated fair market value various manufacturing and other intangible assets held for sale. Third quarter 2003 also reflects write-downs of investment in affiliates of $231, pension curtailment charges of $52, a goodwill impairment charge of $291 and a deferred tax benefit of $256. Year-to-date 2003 also includes a benefit of $10 from the favorable settlement of arbitration related to the Unifi Alliance.

Year-to-date 2002 includes charges of $100 related to employee separation costs for approximately 2,000 employees, $43 related to facility shutdowns and $29 to withdraw from a polyester joint venture in China, partly offset by a benefit of $19 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(h)

Third quarter 2003 includes a $16 benefit from insurance proceeds related to the settled 1995 Benlate® class action suit. Year-to-date 2003 includes a charge of $51 related to this case, partly offset by the $16 in insurance proceeds.

Year-to-date 2002 includes a charge of $31 to establish a reserve related to vitamins litigation associated with a previously divested business.

Form 10-Q

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION - (CONT'D)
(i)

Year-to-date 2003 includes an exchange gain of $18 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada.

Year-to-date 2002 includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate, and a charge of $17 associated with the early extinguishment of outstanding debentures.

(j)

Year-to-date 2002 includes a net $65 non-cash tax benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

(k)	Represents a rate of return to minority interest investors who made capital contributions to consolidated subsidiaries.

Year-to-date 2003 includes a charge of $17 for the early extinguishment of the company's Minority Interest Structures in preparation for the expected sale of substantially all of the Textiles & Interiors assets.

(l)

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

(m)	The change is primarily the result of impairment charges taken in connection with the expected sale of substantially all of the Textiles & Interiors assets (see Notes 5 and 6).

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

Results of Operations

Net Sales

             Consolidated net sales for the third quarter of 2003 totaled $6.1 billion compared to $5.5 billion in the third quarter of 2002, an increase of 12 percent. This includes a 3 percent benefit from currency, a 5 percent net benefit attributable to the impact of acquired businesses, and a 5 percent benefit from higher sales volumes and a negative impact of 1 percent from lower local selling prices.

             For the nine months ended September 30, 2003, consolidated sales were $20.5 billion versus $18.3 billion in the prior year, an increase of 12 percent. This reflects a 5 percent positive impact from currency, 4 percent volume growth, and 3 percent net benefit attributable to the impact of acquired and divested businesses.

             Worldwide and regional segment sales and related variances for the third quarter and year-to-date 2003 versus comparable periods in 2002 are summarized below. Segment sales include transfers and the company's pro rata share of equity affiliate sales.

Form 10-Q

	Three Months Ended
	September 30,
	2003	Percent	Percent Change Due To
	Segment	Change	Local	Currency
	Net Sales	vs. 2002	Price	Effect	Volume	Other*

Worldwide**	$7.0	12	(1)	3	4	5
U.S.	3.0	7	(1)	-	1	7
Europe	1.9	14	-	11	-	3
Asia Pacific	1.3	17	-	1	14	2
Canada, Mexico,
South America	0.8	20	-	3	9	8

	Nine Months Ended
	September 30,
	2003	Percent	Percent Change Due To
	Segment	Change	Local	Currency
	Net Sales	vs. 2002	Price	Effect	Volume	Other*

Worldwide	$23.0	13	-	5	4	4
U.S.	10.5	7	-	-	1	6
Europe	6.3	21	(2)	17	3	3
Asia Pacific	3.9	16	(1)	2	14	1
Canada, Mexico,
South America	2.3	14	3	2	11	(2)

*

Includes impacts from the sale of Clysar® , acquisitions of Liqui-Box, ChemFirst and Renpar S.A. and the formation of The Solae Company. In preparation for the planned separation, Textiles & Interiors segment sales include market-based transfers of intermediates to Performance Materials beginning in 2003.

**	Percentage variances do not add to total sales percentage due to rounding.

             For the three months ended September 30, 2003, segment sales were $7.0 billion, versus $6.2 billion in the prior year, a 12 percent increase. U.S. segment sales for the quarter increased 7 percent, due mostly to the impact of acquisitions and the change in management reporting to include transfers of intermediates from Textiles & Interiors to Performance materials. European segment sales increased 14 percent principally due to higher U.S. dollar prices driven by currency. Asia Pacific segment sales increased 17 percent, reflecting 14 percent higher volume across all segments. Canada, Mexico, and South America segment sales increased 20 percent, benefiting mostly from higher volumes and acquisition related sales.

             For the nine months ended September 30, 2003, segment sales were $23.0 billion versus $20.4 billion in the prior year, a 13 percent increase. This reflects a 5 percent positive impact from currency, 4 percent volume growth, and 4 percent attributable to acquisitions and the change in management reporting for transfers of intermediates from Textiles & Interiors to Performance Materials. The benefit from currency is largely attributable to the stronger euro and is predominately reflected in the 21 percent sales growth in the European region. The worldwide sales volume increase of 4 percent reflects growth across all regions, but principally in Asia and South America.

Form 10-Q

Other Income

             Third quarter 2003 other income reflects a $45 million increase in Cozaar® /Hyzaar® income, which includes a $23 million benefit from a favorable arbitration ruling. Third quarter 2002 includes a gain of $84 million resulting from the sale of the Clysar® shrink film business and $55 million in earnings of equity affiliates; these benefits were partly offset by exchange losses of $60 million primarily due to the weakening U.S. dollar.

             For the nine months ended September 30, 2003 other income totaled $543 million, increasing $206 million over the prior year total of $337 million. The improvement in 2003 other income is primarily attributable to lower exchange losses in 2003 versus 2002. Other income in 2003 also benefited from an increase in Cozaar® /Hyzaar® income of $106 million and the favorable settlement of arbitration related to the Unifi alliance of the $16 million.

Cost of Goods Sold and Other Operating Charges

             As a percent of net sales, cost of goods sold and other operating charges was 76 percent in the third quarter of 2003 versus 70 percent in 2002, and 71 percent versus 67 percent for the nine-month periods ended September 30, 2003 and 2002, respectively. Year-to-date 2002 includes charges of $47 million to write-off inventory associated with discontinued specialty herbicide products and $50 million to establish a reserve related to vitamins litigation associated with a previously divested business. The third quarter and year-to-date 2003 results include significant increases in pension expense versus the same periods last year. In addition, cost of goods sold reflects a substantial increase in raw material costs which, versus the prior year, increased the three- and nine-month periods cost of goods sold by approximately $265 million and $690 million, respectively. These higher costs in 2003 which included a charge of $78 million related to the settled Benlate® shareholder class action suit, were partially offset by a $25 million benefit from insurance proceeds.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (SG&A) totaled $708 million for the quarter versus $621 million in the prior year, an increase of 14 percent. Year-to-date SG&A totaled $2,224 million versus $1,993 million in the prior year, an increase of 12 percent. As a percent of net sales, SG&A remained at approximately 11 percent for three- and nine-month periods in 2003 and 2002. The overall dollar increase is primarily due to higher non-cash pension expenses and currency translation.

Research and Development Expense

             Research and development expense (R&D) totaled $340 million for the quarter versus $322 million in the prior year, an increase of almost 6 percent. Year-to-date R&D was $1,012 million and $928 million in 2003 and 2002, respectively. The company expects R&D to total approximately $1.3 billion for the year. R&D was approximately 6 percent of net sales for the three-month period in 2003 and 5 percent for the nine-month period in 2003, essentially the same as in 2002.

Form 10-Q

Interest Expense

             Interest expense totaled $90 million in the third quarter of 2003 compared to $79 million in the third quarter of 2002, an increase of 14 percent. For the nine-month periods, interest expense was approximately 8 percent lower in 2003 at $258 million, versus $279 million in 2002. The year-to-date 2002 period includes a charge of $21 million for the early extinguishment of $242 million of outstanding debentures. On a year-to-date basis lower interest rates offset increased interest expense associated with higher average debt levels in 2003 compared to 2002.

Employee Separation Costs and Write-down of Assets

             Information related to the company's restructuring activities is included in Note 4 to the interim consolidated financial statements.

Separation Charges - Textiles & Interiors

             The company is involved in ongoing negotiations to sell substantially all of the assets related to the Textiles & Interiors segment. In previous periods such assets were classified as held for use, and in management's opinion, the carrying value of these assets could be recovered through a combination of undiscounted operating cash flows and selling prices.

             At September 30, 2003, all criteria for classification as assets held for sale as defined by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" had been met (see Note 12). In addition, at that time the estimated fair value of assets to be sold was less than their carrying value. As discussed in Notes 5 and 6 to the financial statements, this resulted in a third quarter impairment charge. In addition, in accordance with SFAS No. 144 the company ceased depreciation and amortization of the assets held for sale as of October 1, 2003. This will improve the company's fourth quarter results by approximately $.05 per share.

             Based on current negotiations, upon separation, significant continuing involvement is expected due to ongoing purchases and sales between the businesses being sold and the company, as well as other ongoing obligations. This continuing involvement precludes reporting assets to be sold as discontinued operations in the company's financial statements. The company expects to complete the sale of these assets during the first half of 2004, subject to required regulatory approvals. If a final agreement is reached, additional charges and credits related to the separation of Textiles & Interiors may be recorded, some of which may be material to the consolidated financial statements. Such charges and credits relate to, for example, the final terms of the sales agreement, possible pension plan settlements and other post-retirement benefit curtailment gains. There can be no assurance that the negotiations will result in an agreement being reached or, if an agreement is reached, of the terms, conditions or timing of any potential transaction.

Non-operating Gain

             During the second quarter 2003, the company recognized a $62 million non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited. See Note 7 to the consolidated financial statements for additional information.

Form 10-Q

Provision for Income Taxes

             The effective tax rates (ETR) for the third quarter of 2003 and 2002 were 40.2 percent and 1.0 percent, respectively. Year-to-date 2003 and 2002 ETRs were (76.3) percent and 19.1 percent, respectively. The company's 2003 ETR in both the quarter and year-to-date has benefited from a greater portion of foreign earnings being generated in jurisdictions with lower rates. In addition, the separation charges related to the planned sale of substantially all of the assets related to the Textiles & Interiors segment also had a significant impact on the 2003 ETR in the quarter and year-to-date, with a tax benefit of 35 percent.

Cumulative Effect of Changes in Accounting Principles

             On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of this standard resulted in a cumulative effect of a change in accounting principle after-tax charge to income of $29 million. See Note 9 to the interim consolidated financial statements for additional information.

             The company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," resulted in a cumulative effect after-tax charge to income of $2,944 million, effective January 1, 2002. This charge was attributable to goodwill impairments of $2,866 million in the Agriculture & Nutrition segment and $78 million in the Textiles & Interiors segment.

Net Income (Loss)

             For the third quarter 2003, the company reported a net loss of $873 million versus net income of $469 million in 2002. In order to facilitate an understanding and comparison of results of operations in the current year versus the prior year, a table of special items is presented below. Special items totaled a net after-tax charge of $1,008 million in the third quarter 2003, principally reflecting the $1,039 million after-tax impairment charges taken in connection with the anticipated sale of substantially all Textiles & Interiors assets. There was a net after-tax benefit from special items of $68 million in the third quarter 2002. Third quarter 2003 results also reflect significantly higher raw material costs, higher taxes and increased non-cash pension expense.

             Net income was $337 million for the nine-month period in 2003 compared to a net loss of $1,453 million in 2002. Income before cumulative effect of changes in accounting principles of $(29) was $366 million for the nine-month period in 2003 versus $1,491 million in the prior year. 2003 includes a net after-tax charges of $1,007 million versus net after-tax charges totaling $173 million in 2002 resulting from special items summarized in the table below. In addition to the financial impact of differences in the amount of special items in both years, 2003 income before cumulative effect of changes in accounting principles reflects higher revenue and a lower effective tax rate that were more than offset by increases in non-cash pension and raw material costs.

Form 10-Q

			Diluted
	Pretax	After-Tax	Earnings
Special Items	Benefit	Benefit	(Loss)
(Dollars in millions, except per share)	(Charge)	(Charge)	Per Share

2003
1st Quarter
Benlate® litigation settlement	$ (78)	$ (51)	$(0.05)

2nd Quarter:
Agriculture & Nutrition - Solae™
Non-operating gain	$ 62	$ 41	$ 0.04
Textiles & Interiors - Unifi Settlement	16	10	0.01
Gain on Canadian currency contract	30	18	0.02
Minority interest redemption	(28)	(17)	(0.02)

2nd Quarter Total	$ 80	$ 52	$ 0.05

3rd Quarter:
Benlate® litigation - Insurance proceeds	$ 25	$ 16	$ 0.02
Pharmaceuticals - Favorable arbitration ruling	23	15	0.01
Separation charges - Textiles & Interiors	(1,314)	(748)	(0.75)
Goodwill impairment - Textiles & Interiors	(291)	(291)	(0.29)

3rd Quarter Total	$(1,557)	$(1,008)	$(1.01)

Year-to-Date Total	$(1,555)	$(1,007)	$(1.01)

2002
1st Quarter
Argentina - Dollar to Peso conversion	$ (63)	$ (63)	$(0.06)
Textiles & Interiors - Withdrawal from
polyester joint venture	(39)	(29)	(0.03)
Textiles & Interiors - Litigation settlement,
nylon joint venture	30	19.02

1st Quarter Total	$ (72)	$ (73)	$(0.07)

2nd Quarter:
Textiles & Interiors - Restructuring	$ (209)	$ (143)	$(0.14)
Agriculture & Nutrition - Facility shutdown/
product exit	(84)	(54)	(0.05)
Litigation - Discontinued vitamin business	(50)	(31)	(0.03)
Early extinguishment of debt	(21)	(17)	(0.02)
Net tax settlements	-	65	0.06
Pharmaceuticals gain adjustment	19	12	0.01

2nd Quarter Total	$ (345)	$ (168)	$(0.17)

3rd Quarter:
Performance Materials - Clysar® sale	$ 84	$ 51	$ 0.05
Changes in restructuring estimates	23	17	0.02

3rd Quarter Total	$ 107	$ 68	$ 0.07

Year-to-Date Total	$ (310)	$ (173)	$(0.17)

Form 10-Q

Segment Reviews

             Summarized below are comments on individual segment sales and after-tax operating income (ATOI) for the three- and nine-month periods ended September 30, 2003 compared with those periods in 2002. ATOI does not include corporate expenses, exchange gains (losses), and corporate minority interests.

             Agriculture & Nutrition - Third quarter sales of $0.8 billion were 32 percent higher reflecting 4 percent higher U.S. dollar selling prices, 10 percent higher volume, and an 18 percent benefit attributable to additional sales from The Solae Company, a newly formed venture with Bunge Limited. ATOI for the quarter was a loss of $142 million versus a loss of $91 million. After-tax losses, which are typical in the seasonally low third quarter, increased versus last year principally because of a lower effective tax rate on seasonal losses, higher non-cash pension expense, and higher raw material costs.

             Year-to-date sales of $4.5 billion were 19 percent higher reflecting 5 percent higher U.S. dollar selling prices, 7 percent higher volume, and a 7 percent benefit attributable to additional sales from The Solae Company. ATOI was $618 million versus $464 million, up $154 million, or 33 percent. Prior year results were adversely impacted by charges of $54 million attributable to the pending sale of a European manufacturing facility and the discontinuance of specialty herbicide products. The improvement in 2003 ATOI also reflects higher sales which were partially offset by higher non-cash pension expense and raw material costs.

             Coatings & Color Technologies - Third quarter sales of $1.4 billion were up 8 percent principally reflecting 7 percent higher U.S. dollar selling prices (primarily due to currency changes) and a 2 percent benefit from an acquisition, partly offset by 1 percent lower volume. ATOI declined 29 percent to $120 million, as the benefit of higher revenue was more than offset by less favorable product and geographic mix in coatings and higher non-cash pension expense.

             Year-to-date sales of $4.1 billion were up 9 percent, principally reflecting 8 percent higher U.S. dollar selling prices (primarily due to currency change), and a 1 percent benefit from an acquisition. ATOI declined 17 percent to $326 million, as higher non-cash pension expense and raw material costs more than offset the benefit of higher revenue and a lower effective tax rate.

             Electronic & Communication Technologies - Third quarter sales of $0.7 billion were up 13 percent, reflecting 11 percent higher volumes, 3 percent lower U.S. dollar selling prices and 5 percent acquisition-related sales growth. ATOI was $32 million versus $67 million last year. Earnings declined as pricing pressure in fluoropolymers, start-up costs for displays, and higher non-cash pension expense, more than offset the benefits of higher revenue. Commercialization of Organic Light Emitting Diode (OLED) displays, originally planned for the fourth quarter of 2003, has been delayed due to technical difficulties with start-up.

             Year-to-date sales of $2.1 billion were up 12 percent, reflecting 4 percent acquisition- related sales growth and 8 percent higher volumes. ATOI was $92 million versus $169 million last year, down 46 percent. The earnings declined as higher raw material costs, start-up costs for displays, and higher non-cash pension expense more than offset the benefit of higher revenue and a lower effective tax rate.

Form 10-Q

             Performance Materials - Third quarter sales of $1.3 billion were up 4 percent reflecting 3 percent higher volume and 2 percent higher U.S. dollar selling prices partly offset by a 1 percent reduction due to the divestiture of the DuPont™ Clysar® shrink film business. ATOI was $55 million compared to $181 million last year. In addition to significantly higher raw material and non-cash pension costs, the earnings decline reflects the absence of a $51 million gain on the sale of the Clysar® business in the third quarter 2002.

             Year-to-date sales of $4.0 billion were up 8 percent reflecting 6 percent higher volume and 3 percent higher U.S. dollar selling prices, partly offset by a 1 percent reduction due to the divestiture of the DuPont™ Clysar® shrink film business. ATOI was $203 million versus $389 million last year, down 48 percent reflecting significantly higher raw material and non-cash pension costs, and the absence of last year's $51 million gain on the sale of the Clysar® business.

             Pharmaceuticals - Third quarter ATOI was $100 million versus $72 million last year. The current quarter ATOI includes a $15 million one-time benefit from a favorable arbitration ruling.

             Year-to-date ATOI was $249 million versus $195 million last year, an increase of $54 million, principally reflecting increased sales of Cozaar® /Hyzaar® ..

             Safety & Protection - Third quarter sales of $1.0 billion were up 17 percent due to 2 percent higher U.S. dollar selling prices, 9 percent higher volumes, and 6 percent from acquisitions. Increased revenue was largely offset by higher non-cash pension expense and raw material costs. ATOI declined 1 percent primarily due to the inclusion of a $3 million restructuring benefit in third quarter 2002.

             Year-to-date sales of $3.0 billion were up 18 percent due to 6 percent higher volumes, 6 percent higher U.S. dollar selling prices, and a 6 percent benefit from acquisitions. ATOI grew 13 percent to $394 million. Increased revenue and a lower effective tax rate more than offset higher non-cash pension expense and raw materials costs.

             Textiles & Interiors - Third quarter sales were $1.7 billion, up 3 percent excluding the impact of the change in management reporting for inter-segment transfers. This reflects 2 percent higher volume and 1 percent higher U.S. dollar selling prices. ATOI was a loss of $1,047 million versus earnings of $60 million last year. The earnings decline principally reflects separation and goodwill impairment charges totaling $1,039 million associated with the expected sale of substantially all Textiles & Interiors assets.

             Year-to-date sales were $5.2 billion. Excluding the impact of the change in management reporting for inter-segment transfers, sales were up 4 percent. This reflects 4 percent higher U.S. dollar selling prices and flat volume. ATOI was a loss of $1,035 million versus earnings of $30 million last year. The earnings decline principally reflects third quarter 2003 separation and goodwill impairment charges totaling $1,039 million associated with the expected sale of substantially all of the assets related to the Textiles & Interiors segment. Year-to-date 2002 includes a charge of $143 million related to employee separation costs and facility shutdowns. In addition to the impact of the items described above, 2003 ATOI reflects significantly higher raw material and non-cash pension costs, partly offset by reductions in other fixed costs.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             From December 31, 2002 to September 30, 2003, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities, including $229 million of net debt from assets and liabilities held for sale at September 30, 2003) increased approximately $5.6 billion from $2.7 billion to $8.3 billion. The table below summarizes the changes in the company's consolidated net debt for this period:

(Dollars in millions)

Net debt - December 31, 2002	$ 2,689

Cash used for operations	(202)
Purchases of property, plant and equipment
and investment in affiliates	(1,318)
Net payments for businesses acquired	(1,427)
Redemption of corporate minority
interest structures	(2,037)
Dividends paid to stockholders	(1,053)
Other	427

Total (increase) in net debt	$(5,610)

Net debt - September 30, 2003	$ 8,299

             Cash used for operations was $202 million for the nine months ended September 2003, versus cash provided by $386 million for the same period last year. The decrease in cash from operating activities is a result of higher raw materials costs and increased customer receivables attributable to higher sales and the elimination of the accounts receivable securitization program in July 2003.

             Purchases of property, plant and equipment and investments in affiliates for the nine months ending September 30, 2003 totaled $1.3 billion, which includes $334 million of assets (see Note 1) purchased from variable interest entities (VIEs) that served as owners/lessors of aircraft, rail cars and manufacturing and warehousing facilities. The company expects full year purchases of property, plant and equipment and investments in affiliates to be about $1.7 billion.

             Year-to-date cash payments for businesses acquired amounted to $1.4 billion. This includes the company's acquisition of 66,704,465 shares in DuPont Canada from the minority owners for $1.1 billion. In May 2003, Solae™ , a majority-owned subsidiary of the company, acquired 82 percent of Bunge Limited's Brazilian ingredients operations for $256 million. Pursuant to a tender offer, The Solae Company acquired an additional 16 percent ownership interest for $42 million in November 2003. The remaining shares will be acquired for approximately $2 million by no later than the first quarter of 2004. Other acquisitions through September 30, 2003 include the purchase of Eastman Chemical Company's crystalline polyester business for $30 million and the acquisition of the Alkylation division of STRATCO, Inc. for $32 million.

Form 10-Q

             In June 2003, the company redeemed the minority interest structures described in the company's Annual Report on Form 10-K for the year ended December 31, 2002 for $2.0 billion.

             Dividends paid to stockholders during the nine months ended September 30, 2003 totaled $1.1 billion. The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. As of September 30, 2003, no shares were purchased under this program and management has not established a timeline for the buyback of stock under this plan.

             The $5.6 billion increase in net debt was financed with commercial paper, which became a more significant portion of the company's total debt position. The impact of the change in the debt portfolio mix reduced the month-end average interest rate from 5.0 percent at December 31, 2002, to 3.0 percent at September 30, 2003. The increase in interest expense associated with the higher debt levels was offset by lower average interest rates.

Commercial Paper Facility

             In 2002, the company implemented a commercial paper conduit program to reduce the financing costs of the company's existing accounts receivable securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. A full description of the company's commercial paper conduit program is included in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

             In July 2003, the company terminated its asset securitization and synthetic lease programs that were financed by the commercial paper conduit. This required the company to purchase an ownership interest in the trade accounts receivable being held under the asset securitization program for $445 million and assets under synthetic leases for $144 million. The trade accounts receivable were collected during the third quarter of 2003.

             In May and July 2003, the company also purchased assets under synthetic leases related to manufacturing and warehousing facilities under construction (which were not part of the commercial paper conduit) for $80 and $130 million, respectively.

Guarantees

             Residual value guarantees were reduced $302 million during the year as a result of the assets purchased from variable interest entities (VIEs) that served as owners/lessors of aircraft, rail cars and manufacturing and warehousing facilities. The reduction is a result of the May 2003 buyout of the Singapore manufacturing facility and the July 2003 purchase of synthetic lease assets which secured commercial paper issued by the conduit, as well as those assets under construction (both discussed above). In addition, the termination of the asset securitization program in July 2003 nullified the $128 million of liquidity support. For detailed information related to Guarantees, see Note 16 "Commitments and Contingent Liabilities" to the company's interim consolidated financial statements. As of September 30, 2003, the company has residual value guarantees of $94 million related to its remaining synthetic lease program for short-lived equipment.

                  Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

Form 10-Q

Long-Term Employee Benefits

                  Generally accepted accounting principles require an adjustment to stockholders' equity whenever the fair market value of pension assets is less than the accumulated benefit obligation. At year-end 2002, the company recorded a non-cash minimum pension liability charge of $2.5 billion to stockholders' equity. Due to the expected sale of substantially all of the assets related to Textiles & Interiors, the company is required to recalculate its minimum pension liability using assumptions and plan assets at September 30, 2003. Key assumptions used in calculating this amount are unchanged except that the discount rate used at September 30, 2003 was lowered to 6.5 percent (from 6.75 percent) to reflect the current market for high quality corporate bonds. The remeasurement resulted in a $317 million reduction to this liability principally due to higher asset valuations, partially offset by higher benefit obligations. The impact of remeasuring the cost of pension and other post-retirement benefits will not have a significant impact on the company's fourth quarter results.

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

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      In 1991, DuPont began receiving claims related to Benlate® 50 DF fungicide. Information related to this matter is included within Note 16 to the company's interim consolidated financial statements under the heading Benlate® ..

Form 10-Q

Environmental Proceedings

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

PFOA

                      Information related to this matter is included within Note 16 to the company's interim consolidated financial statements under the heading PFOA.

Deepwater, New Jersey

                      In the second quarter of 2003, the EPA expressed its intention to penalize DuPont under the Clean Air Act for exceeding permitted annual emission rates of hazardous air pollutants during the year 2000 at its commercial wastewater treatment plant in Deepwater, New Jersey. After extensive negotiations DuPont and the EPA have reached an agreement in principle to settle this matter for a penalty of $322,000.

New Johnsonville, Tennessee

                      The EPA conducted a multimedia audit of DuPont's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by DuPont and its contractor under Section 608 of the Clean Air Act (CAA) regarding refrigerant emissions.

                      The EPA requested and was provided with substantial information and documents regarding the repair, charging and maintenance of the refrigerant machines at the New Johnsonville plant from DuPont's contractor responsible for the repair and maintenance of certain of the refrigeration machines at the plant.

                      DuPont and its contractor have had numerous discussions with the EPA since January 2003 to obtain more specificity regarding the EPA's alleged violations and to respond to the EPA's various inquiries and clarifying questions. In addition, DuPont and its contractor met with the EPA on March 27, 2003 to further discuss the issues.

                      DuPont and its contractor continue to discuss the matter with the EPA in an effort to reach a clear understanding of the facts associated with the EPA's alleged CAA regulatory violations. A resolution of this matter is not anticipated until late 2003 or early 2004.

Form 10-Q

Fort Hill New Source Review Enforcement Action

                      The EPA has issued a "Notice of Violation and Finding of Violation" for the DuPont Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that DuPont should have sought a permit under the New Source Review requirements of the CAA. DuPont vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The company has three other sulfuric acid plants that use similar technology.

                      The EPA has invited the company to begin settlement negotiations, but insists that all four sulfuric acid plants be part of the settlement negotiations. Since there can be no assurance that the company will prevail if it litigates this matter, DuPont has accepted the EPA's offer to begin settlement negotiations. However, there can be no guarantee that these negotiations will be successful. If the negotiations are successful, it is reasonably likely that the resulting settlement would include capital expenditures as well as penalties. However, the company cannot reasonably estimate the amount of such losses at this time.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 46 and 47.

(b)     Reports on Form 8-K

1.

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

2.

On September 17, 2003, a Current Report on Form 8-K was furnished under Item 9, "Regulation FD Disclosure." The registrant furnished a news release, dated September 17, 2003, entitled "DuPont Chief Financial Officer Addresses CS First Boston Chemical Industry Conference - CFO Addresses the Company's Strategic Direction and Reaffirms Outlook for 2003." The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

3.

On October 22, 2003, the registrant announced its consolidated financial results for the quarter ended September 30, 2003. A copy of the registrant's earnings news release entitled "DuPont Reports Third Quarter 2003 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on October 22, 2003. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: November 11, 2003

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

10.5*	Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).

10.6*	Company's Salary Deferral & Savings Restoration Plan originally adopted April 26, 1994, as last amended effective March 1, 2003.

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

Form 10-Q

Exhibit 10.6

SALARY DEFERRAL & SAVINGS RESTORATION PLAN

Originally Adopted - April 26, 1994

Effective - March 1, 2003

E. I. du Pont de Nemours and Company

1

Form 10-Q

Exhibit 10.6

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

The administration of this Plan is vested in the Board of Benefits and Pensions appointed by the Company. The Board may adopt such rules as it may deem necessary for the proper administration of the Plan, and may appoint such person(s) or group(s) as may be judged necessary to assist in the administration of the Plan. The Board's decision in all matters involving the interpretation and application of this Plan shall be final. The Board shall have the discretionary right to determine eligibility for benefits hereunder and to construe the terms and conditions of this Plan.

III.	ELIGIBILITY

An employee of the Company who is participating in the Company's tax-qualified defined contribution plan(s) and whose annual base compensation exceeds the amount prescribed in Internal Revenue Code Section 401(a)(17) shall be eligible to participate in this Plan (hereinafter "Participant.")

For purposes of this Plan, the term "Company" means E. I. du Pont de Nemours and Company, any wholly owned subsidiary or part thereof and any joint venture, partnership, or other entity in which E. I. du Pont de Nemours and Company has an ownership interest, provided that such entity (1) adopts this Plan with the approval of the E. I. du Pont de Nemours and Company and (2) agrees to make the necessary financial commitment in respect of any of its employees who become Participants in this Plan.

Participation in this Plan is entirely voluntary.

IV.	PARTICIPANTS' ACCOUNTS

(A)	Participant Contributions. A Participant may elect to defer receipt of a percentage of annual base compensation in excess of the amount prescribed in Internal Revenue Code Section 401(a)(17), and have the dollar equivalent of the deferral percentage credited to a Participant Account under this Plan. The deferral percentage elected under this Plan shall not exceed 22 percent. Except as provided below, such deferral election will be made prior to the beginning of each calendar year and will be irrevocable for that calendar year.

2

Form 10-Q

Exhibit 10.6

For purposes of a Participant's first year of participation in this Plan, the

Compensation deferral election must be made no later than 30 days prior to the first day of the month for which compensation is deferred and will be irrevocable for the remainder of that calendar year.

(B)	Company Contributions. To the extent that a Participant makes a deferral election under the terms of subparagraph (A) above, the Company will credit to that Participant's Account in this Plan an amount equivalent to the company matching contribution that would be provided to that Participant under the terms of the Company's tax-qualified defined contribution plan(s) in which (s)he is participating.

(C)	Earnings Equivalents. Credits for Participant Contributions and

Company Contributions shall be treated as having been invested in one or more of the investment options available for the ongoing deposit of new employee contributions in the Savings & Investment Plan of E. I. du Pont de Nemours and Company. Additional credit (or debit) amounts will be posted to the Participant's Account in this Plan based on the performance of those investment options.

The Participant shall have the right to:

(1)

designate which of the available investment options are to be used in valuing his/her Account under this Plan, subject to the rules governing investment direction in the Savings & Investment Plan of E. I. du Pont de Nemours and Company;

and/or
(2)

change the designated investment options used in valuing his/her Account under this Plan, subject to the rules governing investment direction and/or transfers among funds in the Savings & Investment Plan of E. I. du Pont de Nemours and Company.

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

3

Form 10-Q

Exhibit 10.6

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

VII.	NON-ASSIGNMENT

No assignment or alienation of the rights and interests of participants, beneficiaries and survivors under this Plan will be permitted or recognized under any circumstances. Plan benefits can be paid only to participants, beneficiaries or survivors.

VIII.	RIGHT TO MODIFY

The Company reserves the right to change or discontinue this Plan in its discretion by action of the Compensation & Benefits Committee.

4

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Nine Months
	Ended
	September 30,	Years Ended December 31,
	2003	2002	2001	2000	1999	1998

Income from Continuing Operations
Before Extraordinary Item and
Cumulative Effect of Changes In
Accounting Principles	$ 366	$1,841	$4,328(a)	$2,314	$ 219	$1,648
Provision for Income Taxes	(187)	185	2,467	1,072	1,410	941
Minority Interests in Earnings of
Consolidated Subsidiaries	66	98	49	61	61	24
Adjustment for Companies Accounted
for by the Equity Method	316	45	93	(109)	33	(39)
Capitalized Interest	(23)	(45)	(62)	(69)	(107)	(120)
Amortization of Capitalized Interest	44	59	61	65	88(b)	65(b)

	582	2,183	6,936	3,334	1,704	2,519

Fixed Charges:
Interest and Debt Expense -
Continuing Operations	258	359	590	810	535	520
Discontinued Operations(c)	-	-	-	-	180	304
Capitalized Interest -
Continuing Operations	23	45	62	69	107	120
Discontinued Operations(c)	-	-	-	-	3	78
Rental Expense Representative of
Interest Factor	62	82	78	70	66	71

	343	486	730	949	891	1,093

Total Adjusted Earnings Available for
Payment of Fixed Charges	$ 925	$2,669	$7,666	$4,283	$2,595	$3,612

Number of Times Fixed
Charges Earned	2.7	5.5	10.5	4.5	2.9	3.3

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with divested businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2003 of E. I. du Pont de Nemours and Company;

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

Date: November 11, 2003

By: /s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2003 of E. I. du Pont de Nemours and Company;

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

Date: November 11, 2003

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
November 11, 2003

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
November 11, 2003