Form 10-K
period 2003-12-31
DUPONT E I DE NEMOURS & CO
filed 2004-03-03
CIK 30554

2003

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003         COMMISSION FILE NUMBER 1-815

                             ---------------------
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

                               TITLE OF EACH CLASS
                             ---------------------
                          Common Stock ($.30 par value)
                                 Preferred Stock
                         (without par value-cumulative)
                                  $4.50 Series
                                  $3.50 Series

       NO SECURITIES ARE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT.
                             ---------------------
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  [X]  NO  [ ]
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).
YES  [X]  NO  [ ]
     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT (EXCLUDES OUTSTANDING SHARES BENEFICIALLY OWNED BY DIRECTORS AND OFFICERS AND TREASURY SHARES) AS OF JUNE 30, 2003, WAS APPROXIMATELY $41.0 BILLION.
     AS OF JANUARY 31, 2004, 997,838,775 SHARES (EXCLUDES 87,041,427 SHARES OF TREASURY STOCK) OF THE COMPANY'S COMMON STOCK, $.30 PAR VALUE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE
 (SPECIFIC PAGES INCORPORATED ARE INDICATED UNDER THE APPLICABLE ITEM HEREIN):

                                                                    INCORPORATED
                                                                    BY REFERENCE
                                                                     IN PART NO.
                                                                    ------------
The company's Proxy Statement in connection with the
  Annual Meeting of Stockholders to be held on April 28, 2004 .......     III
================================================================================

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

--------------------------------------------------------------------------------
                                                                           PAGE
--------------------------------------------------------------------------------
PART I

     Forward-Looking Statements                                              3
     Item 1.  Business                                                       4
     Item 2.  Properties                                                     8
     Item 3.  Legal Proceedings                                              8
     Item 4.  Submission of Matters to a Vote of Security Holders
              and Executive Officers of the Registrant                      10
--------------------------------------------------------------------------------
PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters                                            12
     Item 6.  Selected Financial Data                                        13
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            14
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk     41

     Item 8.  Financial Statements and Supplementary Data                    43
     Item 9.  Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                            43
     Item 9A. Controls and Procedures                                        43
--------------------------------------------------------------------------------
PART III

     Item 10. Directors and Executive Officers of the Registrant             43
     Item 11. Executive Compensation                                         43
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     44
     Item 13. Certain Relationships and Related Transactions                 44
     Item 14. Principal Accountant Fees and Services                         44
--------------------------------------------------------------------------------
PART IV

     Item 15. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    45
SIGNATURES                                                                   47
--------------------------------------------------------------------------------


                       NOTE ON INCORPORATION BY REFERENCE

        Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2004 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

                                     PART I

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   FORWARD-LOOKING STATEMENTS

This report, including "Management's Discussion and Analysis" in Item 7, contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "pending," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

   o The company operates in approximately 75 countries worldwide and derives 55 percent of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including slowing economic growth, particularly in the U.S., Europe and Asia Pacific, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) could affect the company's financial results.

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

   o The company's ability to grow earnings will be affected by increases in the cost of raw materials. The Performance Materials and Textiles & Interiors segments are particularly affected by increases in the costs of oil, natural gas and products derived from oil and natural gas. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.

   o As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. The successful separation of Textiles & Interiors is important to the company's strategies to improve ongoing operations; however, there can be no assurance that this or any other planned divestiture or acquisition will be completed or beneficial to the company.

   o To a significant degree, results in the company's Agriculture & Nutrition segment reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the Northern Hemisphere occur in the first half of the year. In addition, demand for products produced in these segments may be affected by market acceptance of genetically enhanced products.

   o The company has undertaken and may continue to undertake productivity initiatives, including organizational restructurings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also, there can be no assurance that any estimated financial benefit from such activities will be realized.

   o The company's facilities are subject to a broad array of environmental laws and regulations. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The company's accruals for such costs and liabilities may not be adequate since the estimates on which the accruals

                                     PART I

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

ITEM 1. BUSINESS

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on the company's Web site at WWW.DUPONT.COM by clicking on the tab labeled "Investor Center" and then on "SEC filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission.

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including high-performance materials, synthetic fibers, electronics, specialty chemicals, agriculture and biotechnology. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the automotive, textile, construction, agricultural, medical, packaging, electronics, and the nutrition and health markets. Total worldwide employment at year-end 2003 was approximately 81,000 people.

In 2002, the company strategically realigned its businesses into five market- and technology-focused growth platforms. The growth platforms are: Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. These growth platforms are designed to address large, attractive market spaces that allow the company to leverage its science and technology, products and brands, market access, and global reach to bring innovative solutions to meet specific customer needs. A sixth platform, Textiles & Interiors, was also formed to prepare it for separation from the company. On November 17, 2003, the company and Koch Industries, Inc. (Koch) announced that they had reached a definitive agreement to sell substantially all of the net assets related to the Textiles & Interiors segment to subsidiaries of Koch. These net assets and related businesses are referred to as INVISTA. The sale is expected to close during the first half of 2004. The growth platforms, together with Textiles & Interiors and Pharmaceuticals, comprise the company's seven reportable segments. The company's nonaligned and embryonic businesses are grouped under Other.

The following information describing the business of the company can be found on the indicated pages of this report:

--------------------------------------------------------------------------------
                         ITEM                                      PAGE(S)
--------------------------------------------------------------------------------
      Segment Reviews - Introduction                                 24
      Agriculture & Nutrition                                        24
      Coatings & Color Technologies                                  26
      Electronic & Communication Technologies                        27
      Performance Materials                                          28
      Pharmaceuticals                                                29
      Safety & Protection                                            30
      Textiles & Interiors                                           31
      Other                                                          32
--------------------------------------------------------------------------------
   Total Segment Sales, Transfers, After-Tax Operating
      Income, and Segment Net Assets
      for 2003, 2002, and 2001                                      F-40
--------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION:
   Net Sales and Net Property for 2003, 2002, and 2001              F-39
--------------------------------------------------------------------------------

The company and its subsidiaries have operations in about 75 countries worldwide and about 55 percent of consolidated net sales are made to customers outside the United States. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company.

SOURCES OF SUPPLY

The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

A substantial portion of the production and sales in the Performance Materials and Textiles & Interiors segments is dependent upon the availability of hydrocarbon feedstocks.

                                     PART I

Current hydrocarbon feedstock requirements are met by purchases from major petrochemical companies. DuPont participates in a joint venture with Equistar Chemicals, LP, which manufactures and supplies a significant portion of the company's requirements for ethylene glycol, a hydrocarbon feedstock.

Within the Agriculture & Nutrition segment, the company's subsidiary, Pioneer, which is in the hybrid seed industry, has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, Pioneer generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. Pioneer believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels. The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the company can engage in seed production year round. Production in the nutrition and health businesses is primarily dependent upon the availability of soy flake, which is readily available from many sources.

The major commodities, raw materials, and supplies for the company's reportable segments in 2003 include the following:

   AGRICULTURE & NUTRITION:

     acetaldoxime; carbamic acid related intermediates; polyethylene; soybeans; soy flake; 5-choroindanone; soy lecithin

   COATINGS & COLOR TECHNOLOGIES:

     butyl acetate; chlorine; HDI based poly alaphatic isocyanates; industrial gases (O2/N2); ore; petroleum coke; pigments

   ELECTRONIC & COMMUNICATION TECHNOLOGIES:

     chloroform; fluorspar; hydrofluoric acid; kraton; oxydianiline; perchloroethylene; polyester; polyethylene; precious metals; pyromellitic dianhydride


   PERFORMANCE MATERIALS:

     adipic acid; butanediol; ethane; ethylene glycol; fiberglass; hexamethylenediamine; methacrylic acid; methanol; natural gas; paraxylene

   SAFETY & PROTECTION:

     ammonia; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; natural gas;
     paraphenylenediamine; polyester fiber; polypropylene; propylene; terephthaloyl chloride; wood pulp

   TEXTILES & INTERIORS:

     acetylene; adipic acid; ammonia; butadiene; cyclohexane; natural gas; paraxylene; terephthalic acid

In addition, during 2003, the company consumed substantial amounts of electricity and natural gas for energy.

After the completion of the pending sale of INVISTA, a subsidiary of Koch will be the sole provider of adipic acid and hexamethylenediamine for the quantities anticipated to be required by the Performance Materials segment.

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

PATENTS AND TRADEMARKS

The company believes that its patent and trademark estate provides it with an important competitive advantage. It has established a global network of attorneys, as well as branding, advertising, and licensing professionals, to procure, maintain, protect, enhance, and gain value from this estate.

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company's significant research program and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the

                                     PART I
availability of legal remedies in each country. The company owns approximately 22,000 worldwide patents and approximately 15,000 worldwide patent applications. In 2003, the company was granted almost 440 U.S. patents and about 1,950 international patents. The company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 29 of this report.

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

The company has approximately 2,100 unique trademarks for its products and services and approximately 22,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPontTM (the "DuPont Brand Trademarks"); Pioneer(R) brand seeds, Teflon(R) fluoropolymers, films, fabric protectors, fibers, and dispersions; Corian(R) solid surfaces; Kevlar(R) high strength material, and Tyvek(R) protective material. The company is actively pursuing licensing opportunities for selected trademarks at the retail level. For example, the DuPont Brand Trademarks have been licensed for hard surface flooring, automotive appearance products, air and water filtration, and lubricants. In addition, the Teflon(R) trademark has been extended through brand licensing to personal care products, automotive car care products, automotive wiper blades, eye glass lenses, and home care products.

Certain patents and patent applications, as well as certain trademarks, (including Lycra(R) brand premium stretch fibers, Stainmaster(R) carpets, Cordura(R) nylon, Coolmax(R) fibers and Tactel(R) nylon), and the related registrations and applications are included in the pending sale of INVISTA. Consequently, the company expects its patent estate to decrease by about 4,200 patents and 2,600 patent applications; and its trademark estate to decrease by about 3,700 registrations and 470 applications. In addition, the company and Koch have entered into agreements regarding intellectual property rights, including patent and trademark licenses.

SEASONALITY

Sales of the company's products in Agriculture & Nutrition, and to a certain extent, Coatings & Color Technologies and Textiles & Interiors, are affected by seasonal patterns. Agriculture & Nutrition's performance is strongest in the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year, and due to the seasonal nature of the seed business, Pioneer's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter. Coatings & Color Technologies' sales reflect seasonal patterns related to motor vehicle builds and after-market refinishing. Textiles & Interiors' flooring businesses are somewhat affected by the seasonality of the construction industry, which experiences its highest level of activity during the summer months.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

MARKETING

In 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's protein technologies business and Bunge's North American, European and Brazilian ingredients operations. With the exception of Pioneer and The Solae Company, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. In North America, the majority of Pioneer(R) brand seed is marketed through independent sales representatives. In areas outside the traditional corn belt, seed products are often marketed through dealers and distributors who handle

                                     PART I
other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors. Solae(R) isolated and functional soy proteins are marketed using a combination of independent sales representatives, outside distributors and joint ventures.

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

Major competitors include chemical companies principally based in the United States, Western Europe, Japan, China and Korea. In the aggregate, competitors offer a comparable range of products from agricultural, commodity and specialty chemicals to plastics and fibers products. The company also competes in certain product markets with smaller, more specialized firms, as well as those with partially or fully integrated petrochemical operations.

Agriculture & Nutrition sells hybrid seeds through Pioneer, principally for the global production of corn and soybeans, and thus directly competes with other hybrid seed suppliers. Agriculture & Nutrition also provides food safety equipment and soy-based food ingredients in competition with other major grain and food processors.

RESEARCH AND DEVELOPMENT

The company conducts research in the United States at over 40 sites in 19 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is in the Wilmington, Delaware area at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research to assure the safe manufacture, handling and use of products.

Within Agriculture & Nutrition, Pioneer, which has its largest center in Johnston, Iowa, carries out research to develop hybrids of corn, canola, sorghum and sunflower, and varieties of soybean, alfalfa, wheat and canola forage additives for worldwide markets. Hybrids and varieties are developed at primary research locations, including those in Iowa and Brazil, and tested at many other locations. Also included in Agriculture & Nutrition is The Solae Company, which has its largest research center in St. Louis, Missouri. Health benefit studies are advanced in cooperation with several universities across the globe, and product and application development is managed in technical centers located in Denmark, Brazil, England and Russia.

DuPont, reflecting the company's global interests, operates a number of additional research and development facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, the Netherlands, Spain, and Switzerland. Plans to establish a new research and development facility in China by early 2005 were announced in late 2003.

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

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy as provided by the growth platforms. All research and development activities are administered by senior research and development management to ensure consistency with the business and corporate strategy.

Additional information with respect to research and development, including the amount spent during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis on page 16 of this report.

                                     PART I

ENVIRONMENTAL MATTERS

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on pages 8-10, (2) Management's Discussion and Analysis on pages 22 and 39-41, and (3) Notes 1 and 24 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

DuPont's corporate headquarters are located in Wilmington, Delaware. In addition, the company owns and operates manufacturing, processing, marketing and research and development facilities, as well as, regional purchasing offices and distribution centers.

Information regarding research and development facilities is incorporated by reference to Item 1, Business - Research and Development. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 14 and 24 to the company's Consolidated Financial Statements.

The company's investment in property, plant and equipment in the United States and Puerto Rico related to operations is located at over 100 major sites, some of which are as follows:

TEXAS                DELAWARE            VIRGINIA
---------------------------------------------------------
Bayport              Edge Moor           Front Royal
Beaumont             Newark              Hopewell
Corpus Christi       Seaford*            Richmond
LaPorte              Wilmington          Waynesboro*
Orange
Victoria

WEST VIRGINIA        TENNESSEE           NORTH CAROLINA
---------------------------------------------------------
Belle                Chattanooga         Fayetteville
Parkersburg          Memphis             Kinston*
                     New Johnsonville    Research
                     Old Hickory           Triangle Park

NEW JERSEY           SOUTH CAROLINA      NEW YORK
---------------------------------------------------------
Deepwater            Camden*             Buffalo
Parlin               Charleston          Niagara Falls
                     Florence

MICHIGAN             IOWA                PUERTO RICO
---------------------------------------------------------
Mt. Clemens          Fort Madison        Manati
Troy                 Johnston

* Included in the pending sale of INVISTA.

Property, plant and equipment outside the United States and Puerto Rico is also located at over 100 major sites, principally in the United Kingdom, Canada, Germany, the Netherlands, Taiwan, Spain, Singapore, Luxembourg, France, Mexico, Brazil, Belgium, China, Argentina, Japan and Korea.

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 80 percent in 2003, 81 percent in 2002 and 78 percent in 2001. Properties are primarily directly owned by the company; however, certain properties are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

BENLATE(R)

Information related to this matter is included in Note 24 to the company's Consolidated Financial Statements under the heading Benlate(R).

PFOA: U.S. ENVIRONMENTAL PROTECTION AGENCY AND CLASS ACTION

Information related to this matter is included in Note 24 to the company's Consolidated Financial Statements under the heading PFOA.

DUPONT DOW ELASTOMERS LLC

Information related to this matter is included in Note 24 to the company's Consolidated Financial Statements under the heading DuPont Dow Elastomers LLC.

ENVIRONMENTAL PROCEEDINGS

GRAND CAL/INDIANA HARBOR SYSTEM

The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of 17 potentially responsible parties (PRPs) for the cost of the assessment and any determined natural

                                     PART I
resource damages. The trustees have indicated that their preferred remedy is to dredge the entire Grand Cal/Indiana Harbor system. DuPont has joined with eight other PRPs to contest the remedy. A settlement offer has been tendered to the trustees and negotiations are ongoing.

PFOA: WEST VIRGINIA AND OHIO DEPARTMENTS OF ENVIRONMENTAL PROTECTION

DuPont uses perfluorooctanoic acid and its salts (PFOA) as a processing aid to manufacture fluoropolymer resins and dispersions at its Washington Works plant in Wood County, West Virginia. Currently, DuPont recovers or destroys over 85 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant. By the end of 2004, the company expects that more than 90 percent will be recovered or destroyed.

In November 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a multimedia Consent Order (the WV Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 150 micrograms of PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. DuPont recently submitted to the WVDEP its initial air dispersion modeling results for the period September 2002 through August 2003 which demonstrated that the air screening level was not exceeded during the time period.

Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $3.5 million through December 31, 2003, in connection with these activities. DuPont expects to continue to monitor public drinking water supplies in and around the Washington Works plant on a quarterly and/or annual basis. The scope and extent of this monitoring has yet to be determined. In addition, the company may perform other environmental monitoring as suggested by results received from studies performed under the WV Order.

Environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP, and the Division of Health and Human Resources (the MOU). Under the MOU, these results were shared with the Ohio EPA. Also, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia, pursuant to the MOU. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with EPA Region III (which includes West Virginia) and Region V (which includes Ohio) in March 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the WV Order. Since the PFOA concentrations in drinking water tested to date are significantly below the screening level, it is unlikely that DuPont will be required to provide alternative drinking water under the SDWC Order.

NEW JOHNSONVILLE, TENNESSEE

The U.S. Environmental Protection Agency (EPA) conducted a multi-media audit of DuPont's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by DuPont and its contractor under Section 608 of the Clean Air Act (CAA) regarding refrigerant emissions.

The EPA requested substantial information and documents regarding the repair, charging and maintenance of the refrigerant machines at the New Johnsonville plant from DuPont's contractor responsible for the repair and maintenance of certain refrigeration machines at the plant. A substantial number of documents were provided to the EPA. In addition, DuPont and its contractor have had numerous discussions with the EPA since January 2003 to obtain more specificity regarding the alleged violations and to respond to the EPA's various inquiries.

DuPont and its contractor continue to discuss the matter with the EPA in an effort to reach a clear understanding of the facts associated with the EPA's alleged CAA regulatory violations. The EPA and the Department of Justice have presented DuPont and its contractor with a proposed settlement approach. DuPont is considering its options and anticipates resolution of this matter in 2004.

                                     PART I

FORT HILL NEW SOURCE REVIEW ENFORCEMENT ACTION

In 2003, the EPA issued a "Notice of Violation and Finding of Violation" for the DuPont Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that DuPont should have sought a permit under the New Source Review requirements of the Clean Air Act. DuPont vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has three other sulfuric acid plants that use similar technology.

The EPA has invited the company to begin settlement negotiations, but insists that all four sulfuric acid plants be included. Since there can be no assurance that the company will prevail if it litigates this matter, DuPont has accepted the EPA's invitation. If the negotiations are successful, it is reasonably likely that the resulting settlement would include capital expenditures as well as penalties. However, the company cannot reasonably estimate the amount of such costs at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of March 1, 2004, of the company's executive officers.

-------------------------------------------------------------
                                                   Executive
                                                    Officer
                                           Age       Since
-------------------------------------------------------------
CHAIRMAN OF THE BOARD OF DIRECTORS AND
   CHIEF EXECUTIVE OFFICER:
   Charles O. Holliday, Jr.*                55       1992
-------------------------------------------------------------
OTHER EXECUTIVE OFFICERS:
   James C. Borel,
      Senior Vice President-
      Global Human Resources                48       2003
   Thomas M. Connelly, Jr.,
      Senior Vice President and Chief
      Science and Technology Officer        51       2000
   Richard R. Goodmanson,
      Executive Vice President and Chief
      Operating Officer                     56       1999
   John C. Hodgson,
      Executive Vice President and Chief
      Marketing & Sales Officer             60       2002
   W. Donald Johnson,
      Group Vice President-
      Global Operations                     56       2003
   Stacey J. Mobley,
      Senior Vice President and Chief
      Administrative Officer and
      General Counsel                       58       1992
   Gary M. Pfeiffer,
      Senior Vice President and Chief
      Financial Officer                     54       1997
-------------------------------------------------------------

*  Member of the Board of Directors.

The company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed.

Charles O. Holliday, Jr. joined DuPont in 1970, and has advanced through various manufacturing and supervisory assignments in product planning and marketing. He is a former president, executive vice president, president and chairman - DuPont Asia Pacific. Mr. Holliday became an executive officer in 1992 when he was appointed senior vice president. He became Chief Executive Officer on February 1, 1998, and Chairman of the Board of Directors on January 1, 1999.

                                     PART I

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia, and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed president of DuPont Crop Protection and vice president and general manager - DuPont later that year. In January 2004, he was named to his current position, Senior Vice President - DuPont Global Human Resources.

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

John C. Hodgson joined DuPont in 1966. Since then, Mr. Hodgson has held various sales and product management positions and has served in several business director roles. In 1996, he was named vice president and general manager of Photopolymer & Electronic Materials. Prior to his promotion to Executive Vice President, with responsibility for the company's five newly formed growth platforms, Mr. Hodgson served as group vice president and general manager - DuPont iTechnologies from February 2000 until he was named to his current position in February 2002. In addition, he was named Chief Marketing & Sales Officer in 2003.

W. Donald Johnson joined DuPont in 1974, and has advanced through a variety of technical, manufacturing, corporate strategy and business assignments, including global business director for Kevlar(R). In 1999, he became group vice president, Nylon Worldwide, and later group vice president - DuPont Operations & Services in 2001. In January 2004, he was named to his current position, Group Vice President - Global Operations.

Stacey J. Mobley joined DuPont's legal department in 1972. He was named director of Federal Affairs in the company's Washington, D.C. office in 1983, and was promoted to vice president - Federal Affairs in 1986. He returned to the company's Wilmington, Delaware headquarters in March 1992 as vice president - Communications in External Affairs, and was promoted to Senior Vice President in May 1992. He was named Chief Administrative Officer in May 1999, and General Counsel in November 1999.

Gary M. Pfeiffer joined DuPont in 1974, and has held a succession of tax and financial and business analysis positions. Mr. Pfeiffer has also served in several director roles and prior to his promotion to Senior Vice President and Chief Financial Officer, Mr. Pfeiffer served as vice president and general manager, DuPont Nylon - North America from 1994 until October 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 111,067 at December 31, 2003, and 110,676 at January 31, 2004.

Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid on or about the 12th of March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is EquiServe Trust Company N.A.

The company's quarterly high and low trading stock prices and dividends for 2003 and 2002 are shown.

--------------------------------------------------------------------------------
QUARTERLY HIGH/LOW
MARKET PRICES OF           Market Prices              Per Share
COMMON STOCK      ________________________________    Dividend
                        High            Low           Declared
--------------------------------------------------------------------------------
2003
First Quarter          $45.00          $34.71         $0.35
Second Quarter          44.88           38.56          0.35
Third Quarter           45.55           39.55          0.35
Fourth Quarter          46.00           38.60          0.35
--------------------------------------------------------------------------------
2002
First Quarter          $49.80          $39.79         $0.35
Second Quarter          48.40           41.75          0.35
Third Quarter           45.75           35.02          0.35
Fourth Quarter          45.30           36.00          0.35
--------------------------------------------------------------------------------

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS, EXCEPT PER SHARE)                               2003          2002         2001         2000         1999
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS(1)

Net sales                                                           $ 26,996      $ 24,006     $ 24,726      $28,268      $26,918
Income from continuing operations before
   income taxes and minority interests                              $    143      $  2,124     $  6,844     $  3,447     $  1,690
Provision for (benefit from) income taxes                           $   (930)     $    185     $  2,467     $  1,072     $  1,410
Income from continuing operations before cumulative
   effect of changes in accounting principles                       $  1,002      $  1,841     $  4,328     $  2,314     $    219
Income from discontinued operations                                 $     --      $     --     $     --     $     --     $  7,471(2)
Net income (loss)                                                   $    973(3)   $ (1,103)(4) $  4,339(5)  $  2,314     $  7,690
Adjusted net income (loss)(6)                                       $    973(3)   $ (1,103)(4) $  4,505(5)  $  2,482     $  7,793
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share of common stock
   Income from continuing operations before cumulative
     effect of changes in accounting principles                     $   1.00      $   1.84      $   4.17    $   2.21     $   0.19
   Income from discontinued operations                              $     --      $     --      $     --    $     --     $   6.89
   Net income (loss)                                                $   0.97(3)   $  (1.12)(4)  $   4.18(5) $   2.21     $   7.08
   Adjusted net income (loss)(6)                                    $   0.97(3)   $  (1.12)(4)  $   4.34(5) $   2.37     $   7.18
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share of common stock
   Income from continuing operations before cumulative
     effect of changes in accounting principles                     $   0.99      $   1.84      $   4.15    $   2.19     $   0.19
   Income from discontinued operations                              $     --      $     --      $     --    $     --     $   6.80
   Net income (loss)                                                $   0.96(3)   $  (1.11)(4)  $   4.16(5) $   2.19     $   6.99
   Adjusted net income (loss)(6)                                    $   0.96(3)   $  (1.11)(4)  $   4.32(5) $   2.35     $   7.09
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR-END(1)
Working capital                                                     $  5,419      $  6,363      $  6,734    $  2,401     $  1,425
Total assets                                                        $ 37,039      $ 34,621      $ 40,319    $ 39,426     $ 40,777
Borrowings and capital lease obligations
   Short-term                                                       $  6,017(7)   $  1,185      $  1,464    $  3,247     $  4,941
   Long-term                                                        $  4,462(7)   $  5,647      $  5,350    $  6,658     $  6,625
Stockholders' equity                                                $  9,781      $  9,063      $ 14,452    $ 13,299     $ 12,875
------------------------------------------------------------------------------------------------------------------------------------
GENERAL
For the year
   Capital expenditures                                             $  1,784      $  1,416      $  1,634    $  2,022     $  6,988
   Depreciation                                                     $  1,355      $  1,297      $  1,320    $  1,415     $  1,444
   Research and development (R&D) expense(8)                        $  1,349      $  1,264      $  1,588    $  1,776     $  1,617
Average number of shares (millions)
   Basic                                                                 997           994         1,036       1,043        1,085
   Diluted                                                             1,000           999         1,041       1,051        1,098
Dividends per common share                                          $   1.40      $   1.40      $   1.40    $   1.40     $   1.40
At year-end
   Employees (thousands)                                                  81            79            79          93           94
   Closing stock price                                              $  45.89      $  42.40      $  42.51    $  48.31     $  65.88
   Common stockholders of record (thousands)                             111           116           127         132          140
------------------------------------------------------------------------------------------------------------------------------------

(1) See Management's Discussion and Analysis in Item 7 and the Consolidated Financial Statements on pages F-1 through F-43, including the quarterly financial data in Note 32, for information relating to significant items affecting the results of operations and financial position.
(2)  Relates to the Conoco divestiture.
(3) Includes a cumulative effect of a change in accounting principle charge of $29 and $0.03 basic and diluted per share. See Note 10 to the Consolidated Financial Statements.
(4) Includes a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.95 (diluted) per share. See Note 10 to the Consolidated Financial Statements.
(5) Includes a cumulative effect of a change in accounting principle benefit of $11 and $0.01 per share, basic and diluted. See Note 10 to the Consolidated Financial Statements.
(6) Reflects pro forma effects relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 and the resulting nonamortization of goodwill and indefinite-lived intangible assets.
     See Note 15 to the Consolidated Financial Statements.
(7) Includes borrowings and capital lease obligations classified as liabilities held for sale within the Consolidated Balance Sheet.
(8)  Excludes purchased in-process research and development.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In early 2002, the company was reorganized into five growth platforms to extend the global reach and competitiveness of its businesses and to bring greater focus to attain financial targets of 6 percent revenue growth, 10 percent earnings growth, and 1 percentage point improvement in return on investor's capital (ROIC) per year. The company experienced 12 percent revenue growth in 2003 driven by volume increases in the five growth platforms which averaged 5 percent in 2003. Strategies are in place, including developing a more direct and powerful connection to customers and strengthening the company's presence in emerging high-growth markets, to deliver strong revenue growth again in 2004. A sixth platform, the company's mature Textiles & Interiors segment, was formed to prepare for its separation from the company. The company's seventh platform is its Pharmaceuticals segment.

On November 17, 2003, the company and Koch Industries, Inc. (Koch) announced that they had reached a definitive agreement to sell substantially all of the net assets of the Textiles & Interiors segment to subsidiaries of Koch. These net assets and related businesses are now referred to as INVISTA. The company expects the sale to close during the first half of 2004. The successful separation of INVISTA is an important milestone for achieving a profitable growth strategy, and for reducing the company's exposure to the volatility of oil and natural gas prices, which have had a significant negative impact on the company's earnings in 2003.

In 2003, strong demand continued in housing, construction and motor vehicle related markets which, along with production agriculture, are the most important demand drivers for the company's products. Higher sales volumes resulted from the economic improvement in these key markets and increased market share; however, broad improvement in U.S. manufacturing did not materialize until late in the year. At the same time, 2003 prices for oil and natural gas rose substantially after hitting post-recession lows in early 2002, and remained at significantly higher levels throughout the year. Higher hydrocarbon prices are the single largest component of the company's raw material cost increases, and concurrently reduced gross margins since only a small portion of raw material cost increases were recovered through higher selling prices. Reflecting historically high oil and natural gas prices, higher raw material costs reduced 2003 after-tax earnings by about $650 million versus 2002. A significant portion of this impact occurred in two segments, Textiles & Interiors and Performance Materials which, together, consume approximately 70 percent of the company's oil and natural gas related raw materials. Earnings were also adversely affected by a $696 million after-tax charge primarily related to the separation of INVISTA. In addition, the company experienced increases in non-cash pension, other postretirement benefits, and stock option costs which reduced after-tax earnings by about $400 million versus 2002.

Therefore, despite a 12 percent increase in 2003 sales, income before the cumulative effect of changes in accounting principles declined 46 percent to $1 billion. To restore profitability, the company announced plans to improve 2005 pretax earnings by $900 million through variable margin improvements, fixed cost reductions, and organizational actions. Approximately $450 million of the improvements are expected to be realized in 2004. Cost improvements targeted in 2004 will essentially offset residual costs from the separation of INVISTA and other expected fixed cost increases, thus allowing the full measure of the company's expected 2004 volume and price improvement to benefit operating earnings.

In addition, the company will continue to maintain a very strong liquidity profile. Cash balances of over $3 billion and bank credit lines of $4.1 billion as of December 31, 2003, provide primary liquidity to support all short-term obligations. Secondary liquidity, sufficient to meet upcoming debt maturities, comes from excellent access to capital markets, strong cash flow generation and the ability to sell assets.

ANALYSIS OF OPERATIONS

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
NET SALES                         $26,996  $24,006  $24,726
------------------------------------------------------------

2003 VS 2002 Consolidated net sales in 2003 increased $3 billion or 12 percent, reflecting 5 percent higher volume, 4 percent higher U.S. dollar selling prices, and 3 percent resulting from acquisitions, principally the formation of The Solae Company and the purchase of the remaining interest in Griffin LLC in 2003, as well as the purchase of ChemFirst, Inc. and Liqui-Box corporation which occurred during 2002.

                                     PART II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

The table below shows a regional breakdown of 2003 consolidated Net sales and percentage variances from 2002:


-------------------------------------------------------------------------------------------------------------------------
                                                                                         Percent Change Due to:
                                                        2003      Percent     -------------------------------------------
                                                         NET      Change       Local     Currency
 (DOLLARS IN BILLIONS)                                  SALES    vs. 2002      Price      Effect     Volume      Other*
-------------------------------------------------------------------------------------------------------------------------

 Worldwide                                              $27.0       12          (1)          5           5          3
-------------------------------------------------------------------------------------------------------------------------
    United States                                        12.1        6           0           0           2          4
-------------------------------------------------------------------------------------------------------------------------
    Europe                                                7.5       18          (2)         16           2          2
-------------------------------------------------------------------------------------------------------------------------
    Asia Pacific                                          4.5       17          (1)          3          15          0
-------------------------------------------------------------------------------------------------------------------------
    Canada, Mexico, South America                         2.9       19           2           2           5         10
-------------------------------------------------------------------------------------------------------------------------

* Includes impacts from the sale of the Clysar(R) business, acquisitions of Liqui-Box and ChemFirst, Inc., purchases of the remaining interests in Griffin LLC and Renpar S.A., and the formation of The Solae Company.

Higher worldwide U.S. dollar selling prices primarily reflect the beneficial currency impact of the weaker dollar, which increased worldwide sales by 5 percent. Volume growth was largely attributable to double-digit growth in the Asia Pacific region, reflecting increased sales of electronics-related materials and polymers, agricultural products, and engineering polymers.

2002 VS 2001 Consolidated Net sales in 2002 were down $0.7 billion or 3 percent below 2001, reflecting 4 percent higher volume, 3 percent lower U.S. dollar selling prices and a 4 percent reduction principally due to the company's divestiture of DuPont Pharmaceuticals on October 1, 2001.

The table below shows a regional breakdown of 2002 consolidated Net sales and percentage variances from 2001:


-------------------------------------------------------------------------------------------------------------------------
                                                                                         Percent Change Due to:
                                                        2002      Percent     -------------------------------------------
                                                         Net      Change       Local     Currency
  (DOLLARS IN BILLIONS)                                 Sales    vs. 2001      Price      Effect     Volume      Other*
-------------------------------------------------------------------------------------------------------------------------

 Worldwide                                              $24.0       (3)         (4)          1           4         (4)
-------------------------------------------------------------------------------------------------------------------------
    United States                                        11.4       (6)         (3)          0           3         (6)
-------------------------------------------------------------------------------------------------------------------------
    Europe                                                6.3       (2)         (4)          3           2         (3)
-------------------------------------------------------------------------------------------------------------------------
    Asia Pacific                                          3.8        6          (4)         (1)         12         (1)
-------------------------------------------------------------------------------------------------------------------------
    Canada, Mexico, South America                         2.5       (4)         (5)         (2)          7         (4)
-------------------------------------------------------------------------------------------------------------------------

* Includes impacts from the sale of DuPont Pharmaceuticals and the Clysar(R) business, discontinued Benlate(R) fungicide and ammonia sales, and the acquisition of Liqui-Box and ChemFirst, Inc.

Volume growth of 4 percent was attributable to higher sales volumes across all regions, led by a double-digit increase in Asia Pacific where there was strong demand for materials and polymers for electronic applications, engineering polymers, titanium dioxide, and coatings. Worldwide sales volume growth reflects demand across most product lines, particularly those in the Textiles & Interiors, Performance Materials, and Coatings & Color Technologies segments. Four percent lower local currency prices reflects competitive pricing pressures, principally in the Textiles & Interiors, Electronic & Communication Technologies, and Coatings & Color Technologies segments.

                                     PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
OTHER INCOME                       $734     $516     $644
------------------------------------------------------------

2003 VS. 2002 Other income increased $218 million in 2003. This improvement is primarily attributable to $160 million in lower exchange losses (see Note 2 to the Consolidated Financial Statements), and a $104 million increase in income associated with Cozaar(R)/Hyzaar(R) antihyperintensive drugs (including a $23 million benefit from favorable arbitration). Other income also benefited from a $16 million favorable settlement related to the Unifi manufacturing alliance. These increases were partly offset by lower earnings in equity affiliates and lower interest income.

2002 VS. 2001 Other income decreased $128 million in 2002, primarily due to a $265 million increase in exchange losses which is discussed in detail at Note 2 to the Consolidated Financial Statements. These losses were primarily offset by an increase of $148 million in Cozaar(R)/Hyzaar(R) income.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
COST OF GOODS SOLD AND
OTHER OPERATING CHARGES           $19,476  $16,296  $16,727
As a percent of Net sales           72%      68%      68%
------------------------------------------------------------

2003 VS. 2002 Cost of goods sold and other operating charges increased $3.2 billion. As a percent of Net sales, Cost of goods sold and other operating charges was up 4 percent. This increase relative to sales reflects a $1.0 billion increase in raw material costs, principally those related to oil and natural gas, as well as a $400 million increase in pension and stock option expenses. 2003 also included net charges of $78 million related to Benlate(R) litigation.

2002 VS. 2001 Cost of goods sold and other operating charges decreased $431 million in 2002. As a percent of Net sales, Cost of goods sold and other operating charges was 68 percent in both years. 2002 includes charges of $80 million to increase the company's reserve for Benlate(R) litigation, $47 million in product exit costs to write off inventory associated with discontinued specialty herbicide products, and $50 million to establish a reserve related to vitamins litigation associated with a previously divested joint venture. These charges were partly offset by a credit of $40 million attributable to the revisions in Pioneer acquisition costs related to accrued postemployment costs for certain Pioneer employees. 2001 includes charges of $56 million related to the settlement of YieldGard(R) insect resistant corn litigation with Monsanto and $133 million in Pioneer acquisition-related charges primarily associated with the sale of acquired Pioneer inventory, which in accordance with purchase accounting rules, was recorded at estimated fair value at the acquisition date.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           $2,995   $2,699   $2,925
As a percent of Net sales           11%      11%      12%
------------------------------------------------------------

2003 VS. 2002 Selling, general and administrative (SG&A) expense in 2003 increased $296 million over 2002. This increase reflects higher non-cash pension expenses, currency translation and the net impact of portfolio changes.

2002 VS. 2001 SG&A declined $226 million in 2002 primarily due to the company's divestiture of DuPont Pharmaceuticals in October 2001.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
RESEARCH AND DEVELOPMENT
EXPENSE                           $1,349   $1,264   $1,588
As a percent of Net sales           5%       5%       6%
------------------------------------------------------------

2003 VS. 2002 The increase in Research and development expense in 2003 is primarily attributable to higher non-cash pension expenses.


2002 VS. 2001 The decline in Research and development expense in 2002 is primarily attributable to the company's divestiture of DuPont Pharmaceuticals, its research intensive pharmaceuticals subsidiary, on October 1, 2001.

The company has broad and deep science and technology capabilities, and its objective is to connect these capabilities to existing and new markets. Through 2003, the company is on track to meet its goal of achieving one-third of total company revenues from new products introduced within the last five years by 2005.

The company continues to support a strong commitment to research and development as a source of sustainable growth, and expects research and development funding to remain at about the same level in 2004. Because of its broad array of products and customers, the company's future financial performance

                                     PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

is not materially dependent on the success or failure of any single research or development project.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
INTEREST EXPENSE                   $347     $359     $590
------------------------------------------------------------

2003 VS. 2002 Interest expense was relatively flat year over year as a result of lower average interest rates offset by higher debt levels.

2002 VS. 2001 Interest expense in 2002 decreased $231 million over 2001. This reflects a decrease of $252 million due to lower average debt levels and lower interest rates, partially offset by a charge of $21 million recorded in 2002 for the early extinguishment of outstanding debentures.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
RESTRUCTURING AND ASSET
IMPAIRMENT CHARGES                 $(17)    $290    $1,078
------------------------------------------------------------

The company did not institute any significant restructuring programs in 2003. A benefit of $17 million was recorded to reflect changes in estimates related to prior year restructuring programs.

EXISTING PROGRAMS

Restructuring programs instituted in 2002 and 2001 further aligned resources consistent with the specific missions of the segments, thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions. The company recorded net charges of $290 million and $1.1 billion in 2002 and 2001, respectively. Significant components of these programs are discussed below; additional details are contained in Note 4 to the Consolidated Financial Statements.

2002 COATINGS & COLOR TECHNOLOGIES

A restructuring program was instituted within Coatings & Color Technologies in the fourth quarter 2002 to terminate approximately 775 employees involved in technical, manufacturing, marketing and administrative activities. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program. In addition, the company shut down operating facilities during 2003 due to transferring production to more cost effective facilities.

In the aggregate, payments from operating cash flows to terminated employees and to third parties, principally for dismantlement and removal activities, are expected to total about $75 million. Over 50 percent of these cash outlays were made in 2003, and most of the remaining payments will be made in 2004. As a result of these activities, the company expects annual pretax cost savings of about $55 million per year when completed with about 60 percent realized in 2003, and essentially all the remaining savings expected to be realized in 2004. About 70 percent of these savings will result in reduced Cost of goods sold and other operating charges, with the remaining 30 percent expected to be divided about evenly between Selling, general and administrative expenses and Research and development expense.

2002 TEXTILES & INTERIORS

A restructuring program was instituted within Textiles & Interiors in the second quarter 2002 to terminate approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities, and to shut down operating facilities, principally due to transferring production to more cost effective facilities. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program.

In the aggregate, payments from operating cash flows to terminated employees and third parties for dismantlement and removal activities are expected to total about $160 million. About 30 percent of the cash outlays were made in 2002, 40 percent in 2003, 20 percent are expected to be paid in 2004, and the remainder is expected to be paid in 2005. The company realized annual pretax cost savings of about $120 million per year from this restructuring program. About 20 percent of these savings were realized in 2002, and essentially all the remaining savings were realized in 2003. About 80 percent of these savings resulted in reduced Cost of goods sold and other operating charges, with the remaining 20 percent divided evenly between Selling, general and administrative expenses and Research and development expense.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

2001 RESTRUCTURING INITIATIVES

Restructuring programs instituted in 2001 impacted essentially all segments. Under the programs, the company terminated approximately 5,500 employees involved in technical, manufacturing, marketing and administrative activities, reduced the contractor work force by about 1,300, and shut down operating facilities principally due to transferring production to more cost competitive facilities.

In the aggregate, payments from operating cash flows to terminated employees and to third parties for dismantlement and removal activities and to terminate contracts are expected to total about $375 million. About $150 million of these cash outlays were made in 2001, $182 million in 2002, $21 million in 2003, and most of the remaining payments will be made in 2004. The 2003 benefit to earnings was approximately $440 million before taxes with about 60 percent of these savings resulting in reduced Cost of goods sold and other operating charges, about 30 percent resulting in reduced Selling, general and administrative expenses and the balance resulting in reduced Research and development expense. Facility shutdown and contract cancellations resulting in lower depreciation and lease expense contributed about $35 million of the total cost savings.

FUTURE COST REDUCTION INITIATIVES

The company announced in December 2003 that it would take aggressive actions to ensure its global competitiveness as a more focused, science-based company following the separation of INVISTA. Included are variable margin improvements, fixed cost reductions, and organizational actions that are expected to achieve a $900 million pretax cost improvement in 2005. The company expects its actions to yield a $450 million cost improvement in 2004, and the full $900 million in 2005. Cost improvements targeted in 2004 will essentially offset residual costs from the separation of INVISTA and other expected fixed cost increases, thus allowing the full measure of the company's expected 2004 volume and price improvement to benefit operating earnings. A portion of the fixed cost savings will come from work force reductions.

The company is in the process of developing plans to meet the objectives announced in December and expects to publicly disclose information on the number of position eliminations and any restructuring charges during the first half of 2004.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
SEPARATION CHARGES--
TEXTILES & INTERIORS              $1,620     --       --
------------------------------------------------------------

The company recorded a charge of $1.6 billion for asset impairments and other charges primarily related to the expected sale of INVISTA. In addition, upon reclassification to assets held for sale, the company ceased depreciation and amortization of these assets. This is expected to improve the company's quarterly 2004 earnings by approximately $.07 per share until separation. Additional charges and credits related to the expected sale of INVISTA may be recorded, some of which might be material to the company's Consolidated Financial Statements.

The company expects to have significant continuing involvement due to ongoing purchases and sales between INVISTA and the company, as well as other ongoing obligations. This continuing involvement precludes the company from reporting INVISTA results as discontinued operations in its Consolidated Financial Statements.

Upon closing of the pending sale of INVISTA, the company will indemnify Koch against certain liabilities primarily related to taxes, legal matters, environmental matters, and representations and warranties. The company is currently in the process of determining the fair value of these indemnities and will record the fair value of these indemnities upon closing of the transaction. Under the definitive agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed approximately $1.4 billion. The remaining indemnities are not limited to this maximum payment amount. The company does not believe that the fair value of these indemnities will have a material impact on the future liquidity of the company. See Note 5 to the Consolidated Financial Statements for additional information.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
GOODWILL IMPAIRMENT--
TEXTILES & INTERIORS               $295      --       --
------------------------------------------------------------

In connection with the pending sale of INVISTA, the company was required to test the related goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded fair value, and accordingly, the company recorded an impairment

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

charge of $295 million to write off all of the associated goodwill. This write-off was based on an estimate of fair value as determined by the negotiated sales price of the INVISTA net assets.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
NONOPERATING GAIN                   $62      --       --
------------------------------------------------------------

The company recognized a $62 million gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited. See Note 8 to the Consolidated Financial Statements for additional information.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
PROVISION FOR (BENEFIT FROM)
INCOME TAXES                      $(930)    $185   $2,467
Effective income tax rate (EITR) (650.3)%   8.7%    36.0%
------------------------------------------------------------

2003 VS. 2002 The 2003 EITR is significantly lower than the 2002 EITR of 8.7 percent. The change in EITR for 2003 is primarily affected by the recording of deferred tax assets in two European subsidiaries for their tax basis investment losses recognized on local tax returns. In addition, the impact of jurisdictional mix and other tax benefits was magnified by the low level of pretax earnings for the year.

The company's currentestimate of the 2004 EITR is about 25 percent, excluding any tax effects on exchange gains/losses or special items, neither of which can be reasonably estimated at this time.

2002 VS. 2001 The 2002 EITR of 8.7 percent is significantly lower than the 2001 EITR of 36 percent. There were four key factors driving the reduction in the rate: (1) a greater portion of foreign earnings being generated in jurisdictions with lower tax rates, (2) an increased utilization of foreign tax credits, (3) tax benefits associated with losses on foreign exchange contracts, and (4) the tax impact of the 2002 special items discussed on page 20. About 30 percent of the decrease in the EITR relates to the first two items discussed above, another 30 percent relates to the tax benefit on foreign exchange contracts and the balance relates to the tax impact of special items. Significant items which contributed to the lower EITR are the sale of DuPont Pharmaceuticals, restructuring and asset impairment charges, and agreement on certain prior year audit issues.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
CUMULATIVE EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES              $(29)  $(2,944)    $11
------------------------------------------------------------

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

On January 1, 2001, the company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS No. 133 resulted in a cumulative effect of a change in accounting principle after-tax benefit of $11 million.

See Note 10 to the Consolidated Financial Statements for additional information on the adoption of these accounting standards.

------------------------------------------------------------
 (DOLLARS IN MILLIONS)             2003     2002     2001
------------------------------------------------------------
NET INCOME (LOSS)                  $973   $(1,103)  $4,339
------------------------------------------------------------

Net income for the year 2003 was $973 million versus a net loss of $1,103 million in 2002. Income before the cumulative effect of changes in accounting principles was $1,002 million in 2003 versus $1,841 million in 2002, a decrease of $839 million or 46 percent. In 2003, special items totaled a net after-tax charge of $667 million, representing an increase in special item net charges of $499 million versus 2002, principally the result of 2003 charges taken in connection with the separation of INVISTA. See table below which aids in understanding these items and comparing results of operations over the three-year period presented.

In addition to the impact of increased special items, the reduction in 2003 income before cumulative effect of changes in

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

accounting principles versus 2002 reflects a $650 million after-tax increase in raw material costs and a $400 million after-tax increase in pension, other postretirement benefits, and stock option expenses. The remaining operating variances totaled a benefit of about $700 million, principally the result of higher sales volumes, other income, and more favorable currency translation and income tax rates.

Earnings per share on a diluted basis were $0.96 per share in 2003 versus a loss of $1.11 in 2002.

--------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Diluted
                                                                                          Pretax    After-Tax   Earnings
   SPECIAL ITEMS                                                                         Benefit     Benefit     (Loss)
   (DOLLARS IN MILLIONS, EXCEPT PER SHARE)                                               (Charge)  (Charge)(1)  Per Share

--------------------------------------------------------------------------------------------------------------------------
2003

   INVISTA related items(2)                                                            $(1,915)     $ (696)        $(0.69)
   Benlate(R)litigation                                                                    (78)        (50)         (0.05)
   Corporate minority interest redemption                                                  (28)        (17)         (0.02)
   Textiles & Interiors-Unifi settlement                                                    16          10           0.01
   Restructuring and asset impairment charges                                               17          12           0.01
   Pharmaceuticals-favorable arbitration ruling                                             23          15           0.01
   Gain on Canadian currency contract                                                       30          18           0.02
   Agriculture & Nutrition-The Solae Company nonoperating gain                              62          41           0.04
--------------------------------------------------------------------------------------------------------------------------
   Total                                                                               $(1,873)     $ (667)        $(0.67)
--------------------------------------------------------------------------------------------------------------------------
2002

   Restructuring and asset impairment charges                                          $  (290)     $ (200)        $(0.19)
   Litigation costs                                                                       (130)        (81)         (0.08)
   Exchange loss (Argentina mandatory conversion)                                          (63)        (63)         (0.06)
   Product exit costs                                                                      (47)        (29)         (0.03)
   Loss on early extinguishment of debt                                                    (21)        (17)         (0.02)
   Tax items--net                                                                           --          65           0.06
   Pioneer acquisition-related costs                                                        40          67           0.07
   Gain on asset sales                                                                     109          90           0.09
--------------------------------------------------------------------------------------------------------------------------
   Total                                                                               $  (402)     $ (168)        $(0.16)
--------------------------------------------------------------------------------------------------------------------------
2001

   Restructuring and asset impairment charges                                          $(1,078)     $ (705)        $(0.69)
   Pioneer acquisition-related costs                                                      (133)        (83)         (0.08)
   Litigation costs                                                                        (56)        (35)         (0.04)
   Gain on sale of equity securities                                                        52          34           0.03
   Gain on sale of DuPont Pharmaceuticals                                                6,136       3,866           3.74
--------------------------------------------------------------------------------------------------------------------------
   Total                                                                               $ 4,921      $3,077         $ 2.96
--------------------------------------------------------------------------------------------------------------------------

1 The segment impact of these special items is included in Note 31 to the Consolidated Financial Statements.

2  Includes deferred tax benefits of $669, $0.67 per share.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Net loss for the year 2002 was $1,103 million compared with Net income of $4,339 million in 2001. Income before cumulative effect of changes in accounting principles was $1,841 million in 2002 versus $4,328 million in 2001. 2002 Income before cumulative effect of a change in accounting principle includes special items totaling $168 million in net after-tax charges. 2001 includes a net after-tax benefit of $3,077 million for special items including a $3,866 million after-tax gain recorded on the sale of DuPont Pharmaceuticals. Special items for each year are listed above.

In addition to the financial impact of differences in the amount of special items in both years, the year-to-year change in income before the cumulative effect of changes in accounting principles reflects an increase in income of approximately $750 million resulting from higher sales volume, reductions in raw material costs, lower fixed costs, absence of goodwill amortization, reduced interest expense and lower income taxes. These benefits were partly offset by the impact of lower selling prices.

Earnings per share on a diluted basis were a loss of $1.11 in 2002 versus earnings of $4.16 in 2001.

ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The company has not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003, for special-purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004.

The company has identified two non-consolidated entities as VIEs where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and the other entity is a real estate rental operation. The company guarantees all debt obligations of these entities, which totaled $136 million at December 31, 2003. These amounts are included within obligations for equity affiliates and others in Note 24 to the Consolidated Financial Statements. In accordance with the provisions of FIN 46, the company will consolidate these VIEs as of March 31, 2004. The company does not expect the consolidation of these VIEs to have a material effect on the consolidated results of operations or financial position.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. As permitted under FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the company did not reflect the effects of this Act in its Consolidated Financial Statements and accompanying Notes. In January 2004, the company amended its U.S. medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors. As a result of this plan amendment, FAS 106-1 will not apply to the company. See further discussion of plan amendment under Long-Term Employee Benefits beginning on page 37 and Note 28 to the Consolidated Financial Statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements. The company does not expect the issuance of SAB No. 104 to impact its current revenue recognition policies.

CRITICAL ACCOUNTING ESTIMATES

The company's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company's operating results and financial condition.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, postretirement employee benefit obligations, income taxes, restructuring reserves and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable under the circumstances. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In connection with the company's postretirement plans, the fair value of assets in all pension plans was $18 billion at December 31, 2003, and the related benefit obligations were $21 billion. In addition, obligations under the company's unfunded other postretirement benefit plans were $5 billion at December 31, 2003. Expected return on plan assets and discount rate assumptions are particularly important when determining the company's benefit obligations and net periodic benefit costs associated with postretirement benefits. The following table highlights the potential impact on the company's pretax earnings due to changes in these assumptions with respect to the company's pension and other postretirement benefit plans, based on assets and liabilities at December 31, 2003:

---------------------------------------------------------------------
                                   1/2 Percentage    1/2 Percentage
(DOLLARS IN MILLIONS)              Point Increase    Point Decrease
---------------------------------------------------------------------
Discount rate                            $60              $(60)
Expected rate of
  return on plan pension assets           75               (75)
---------------------------------------------------------------------

Additional information with respect to pension and other postretirement employee expenses and liabilities is discussed under Long-Term Employee Benefits beginning on page 37.

ENVIRONMENTAL MATTERS

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company's estimates are based on a number of factors, including the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multiparty sites, and the number of and financial viability of other PRPs. The company has recorded a liability of $380 million on the Consolidated Balance Sheet as of December 31, 2003; these accrued liabilities exclude claims against third parties and are not discounted.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to two to three times the amount accrued. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as the Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the company for cleaning up the damage resulting from company-generated waste disposal. Over the next two decades the company may incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs. Therefore, it is difficult to develop accurate estimates of future site remediation costs. A detailed discussion of environmental matters is contained in Management's Discussion and Analysis, beginning on page 39.

LEGAL CONTINGENCIES

The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims. The company records reserves for legal matters when the informa-

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

tion available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcome of claims and litigation, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel and the current status of the matter. Considerable judgment is required in determining whether to establish a litigation reserve when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 24 to the Consolidated Financial Statements.

INCOME TAXES

The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state, and international tax audits. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities.

Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets would result in recording a valuation allowance, thereby reducing the net deferred tax asset. In some situations these changes could be material.

In 2003, DuPont recorded $669 million in deferred tax assets associated with two European subsidiaries for their tax basis investment losses recognized on local tax returns. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

CORPORATE OUTLOOK

The company's overall outlook for 2004 is positive. DuPont expects cyclical recovery in major industrial economies, in addition to continuing growth in emerging economies. This is expected to support global real GDP growth of 3.6 percent in 2004, which would be the largest full-year increase since 2000. The company also expects that in contrast to recent years the manufacturing sectors of the developed industrial economies will grow at rates stronger than their regional GDP.

The major risks and uncertainties associated with this outlook are sustained increases in oil and natural gas prices or a faltering U.S. economic expansion. However, with the strength of the recovery and its current momentum, DuPont believes that the economic conditions in 2004 will be positive for its businesses.

Specific key assumptions and actions that support the company's outlook for 2004 include the following:

   o In December 2003, DuPont announced a program to reduce fixed costs and improve variable margins. The company expects its actions to yield a $450 million pretax cost improvement in 2004, and the full $900 million in 2005. Cost improvements targeted in 2004 will essentially offset residual costs from the separation of INVISTA and other expected fixed cost increases.

   o With oil and U.S. natural gas prices remaining high, the company does not expect any relief from hydrocarbon costs in 2004 and anticipates that prices for raw materials will remain at or slightly above 2003 levels.

   o The company's current estimate of the 2004 effective income tax rate is about 25 percent, excluding any tax effects on exchange gains/losses or special items, neither of which can be reasonably estimated at this time.

Accordingly, the company's outlook for 2004 is between $2.00 and $2.20 earnings per share. This does not include estimates for any 2004 special items, including those anticipated for restructuring and the INVISTA separation, as such items cannot be reasonably estimated at this time.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

SEGMENT REVIEWS

Segment sales include transfers and pro rata share of equity affiliate sales. Segment after-tax operating income (ATOI) does not include corporate expenses, interest, exchange gains (losses), corporate minority interests or the cumulative effects of changes in accounting principles. A reconciliation of segment sales to consolidated Net sales and segment ATOI to Income before cumulative effect of changes in accounting principles for 2003, 2002 and 2001 is included in Note 31 to the Consolidated Financial Statements.

AGRICULTURE & NUTRITION
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $5.5                   $540
  2002                               4.5                    443
  2001                               4.3                     21
--------------------------------------------------------------------------

Agriculture & Nutrition leverages DuPont technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply. Global land area that can be used in agricultural production is becoming increasingly limited. Therefore, increases in production will need to be achieved principally through improving crop yields and productivity rather than through increases in planted acreage. Agriculture & Nutrition delivers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer(R) brand seed products and well-established brands of insecticides, fungicides and herbicides. The segment also provides global production and distribution of soy-based food ingredients, food quality diagnostic testing equipment and services, and liquid food packaging systems. Research and development in this segment focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy used in feed and food through improved seed traits and the effective use of insecticides, herbicides and fungicides.

Agriculture & Nutrition includes the company's wholly owned subsidiary, Pioneer Hi-Bred International, Inc., which is the world's largest seed producer and the world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products at Pioneer are hybrid seed corn and soybean seed. During 2003, Pioneer(R) brand corn hybrids outperformed competitive hybrids in North America by an average yield of 6.1 bushels per acre based on side-by-side comparisons. While the commercial seed industry for major crops remained stable in 2003, Pioneer increased market share in the European and South American seed corn markets, with over 10 percent growth in sales in 2003.

Agriculture & Nutrition also serves the global agriculture industry with crop protection products for the grain and specialty crop sectors as well as forestry and vegetation management. Demand for DuPont crop protection products in 2003 increased after several years of decline, reflecting higher commodity prices and farm income. Sales of crop protection products increased about 12 percent, reflecting market share growth in insecticide sales for use on cotton crops in Asia pacific; an expanded presence in the fruit and vegetable specialty market sectors; and product registrations that support the use of existing products in new markets. In November 2003, the company acquired Griffin Corporation's 50 percent ownership interest in Griffin LLC for $13 million, net of $18 million cash acquired, thereby becoming the sole owner. This acquisition strengthened the segment's product, sales, marketing and manufacturing resources and expertise to better serve crop protection customers.

Agriculture & Nutrition's sales of soy protein experienced strong growth in 2003, largely due to the formation in early 2003 of an alliance between DuPont and Bunge Limited. This alliance resulted in (1) a majority-owned venture, The Solae Company, that focuses on the global production and distribution of specialty food ingredients, including soy proteins and lecithins; (2) a biotechnology agreement to jointly develop and commercialize soybeans with improved quality traits; and (3) an alliance to develop a broader offering of services and products for farmers. DuPont contributed its soy food ingredients business to the venture for a 72 percent majority ownership interest in The Solae Company, and Bunge contributed businesses with a fair value of $520 million for a 28 percent interest in the venture.

Through its wholly owned subsidiary, Qualicon Inc., Agriculture & Nutrition also provides diagnostic products, including the world's leading automated instrument for fingerprinting the DNA of bacteria to help food and health care industry customers monitor the microbial environment in their manufacturing

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

processes and facilities. In addition, the segment offers systems for the aseptic and refrigerated liquid packaging of beverages, dairy products and pumpable foods in retail and institutional applications. Sales of these products and systems experienced growth of almost 50 percent in 2003.

2003 VERSUS 2002 Sales of $5.5 billion were 21 percent higher as both U.S. dollar (USD) selling prices and volumes increased 6 percent. The 21 percent increase also includes 9 percent due to additional sales resulting from the formation of The Solae Company and the acquisition of the remaining interest of Griffin LLC. Higher USD selling prices resulted principally due to currency translation, reflecting the weaker dollar. Volume growth principally reflects increased corn seed sales in markets outside of North America, higher sales of herbicides in North America, a significant increase in insecticide sales in Asia Pacific, and higher worldwide sales of soy-based products.

2003 ATOI was $540 million, including an after-tax gain of $41 million attributable to the formation of The Solae Company. This compares to ATOI of $443 million in 2002, which included a benefit of $67 million related to revisions in post-employment costs for Pioneer, a $25 million charge to reflect an expected loss on the sale of a manufacturing facility in Europe, and a $29 million charge to write off inventories of discontinued herbicide products. The improvement in 2003 ATOI also reflects the benefits of higher volumes and favorable currency exchange rates, which were partly offset by higher non-cash pension expense and raw material costs.

2002 VERSUS 2001 Sales of $4.5 billion were 5 percent higher, reflecting 3 percent higher volume and a 2 percent increase due to the May 2002 acquisition of Liqui-Box, a provider of systems for aseptic and refrigerated liquid packaging. ATOI was $443 million, which includes a benefit of $67 million related to revisions in post-employment costs for Pioneer, a $25 million charge to reflect an expected loss on the sale of a manufacturing facility in Europe, and a $29 million charge to write off inventories of discontinued herbicide products. 2002 ATOI also reflects the benefit of higher Pioneer(R), soy, and diagnostic product sales and lower overall segment costs, primarily due to a $108 million benefit (versus prior year) from discontinuing amortization of goodwill and indefinite-lived intangible assets as required by new accounting standards. 2001 ATOI of $21 million included net charges of $225 million for employee termination costs, a write-down of assets, legal settlements, and purchase accounting adjustments related to the sale of Pioneer inventory.

OUTLOOK The production agriculture economic environment outlook is positive for 2004 with higher commodity grain prices reflecting increased consumption and minimal reserve supplies. North American production agriculture is expected to remain stable in terms of farm income and cash flow, as production in the U.S. and Canada is expected to continue at historically high levels.

An unprecedented number of new products were launched in 2003 which are expected to benefit the 2004 planting season. The launch includes 18 new soybean varieties and 74 new Pioneer(R) brand corn hybrids, 46 of which contain the Roundup Ready(R) gene*. Sales of corn hybrids containing the Roundup Ready(R) gene* were at introductory levels in 2003, with full launch planned for 2004. As part of a complete product line offering, Pioneer also anticipates growth in treated corn seed sales, which doubled in 2003 from 2002 levels and are expected to nearly double again in 2004.

Agriculture & Nutrition expects to increase profitability of crop protection products through growth in specialty markets and improved asset utilization in 2004. Significant competitive challenges are anticipated to continue as a result of industry consolidation and the influence of insect and herbicide tolerant crops.

The segment also anticipates strong growth in soy protein sales, as major food companies continue to develop new mainstream products utilizing Solae(R) soy proteins, as 8th Continent(TM) light soymilk is fully launched, and as the venture with Bunge begins to generate new opportunities. A number of major global food companies have introduced, or are planning to introduce, food and beverage products containing Solae(R) soy proteins. In addition, the segment expects to aggressively grow its food safety business in 2004 through expanded testing capability and global utilization of the BAX(R) bacterial detection system to detect pathogens such as salmonella, E. coli and listeria in food.

* Roundup Ready(R)is a registered trademark used under license from the Monsanto Company.

                                     PART II
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

COATINGS & COLOR TECHNOLOGIES
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $5.5                   $477
  2002                               5.0                    483
  2001                               4.9                    452
--------------------------------------------------------------------------

Coatings & Color Technologies is the world's leading automotive coatings supplier and the world's largest manufacturer of titanium dioxide white pigments. Products offered include high performance liquid and powder coatings for automotive original equipment manufacturers (OEM), the automotive aftermarket (known as refinish), and general industrial applications, which include coatings for plastics, bridges, windmills, pipes and appliances. The company markets its refinish products using the DuPont(TM), Standox(R), Spies Hecker(R), and Nason(R) brand names. Standox(R) and Spies Hecker(R) are focused on the high-end refinish markets, while Nason(R) is primarily focused on economy coating applications. In addition, a broad line of DuPont(TM) Ti-Pure(R) titanium dioxide products in both slurry and powder form serve the coatings, plastic and paper industries. The segment also offers specialty products for ink jet digital printing including the DuPont(TM) Artistri(TM) printing systems for textiles, and products for adhesive bonding and electrical insulation.

The key markets in which Coatings & Color Technologies operates were generally flat to down in 2003, although Asia Pacific markets continued to rapidly expand. North American light vehicle builds, which include automobiles and light trucks, were down 3 percent, while European builds were down about 2 percent. Although worldwide refinish markets were flat, the company gained share in Europe. Industrial and powder coatings demand remained depressed, with particular softness in Europe. The coatings market in Asia Pacific grew 25 percent. As part of the segment's strategic intent to serve its customers that have expanded geographically into Asia Pacific, Coatings & Color Technologies formed another venture in 2003 in China for the manufacture, supply, and technical support of coatings products.

Since its acquisition of the global Herberts coatings business in 1999, the segment has undertaken a series of restructuring programs to consolidate business assets and eliminate redundancies. The most recent program, which was announced in the fourth quarter of 2002, involved personnel reductions of about 775, principally in Europe and the United States. This program was successfully completed in 2003.

Industry demand for titanium dioxide white pigment was essentially flat in 2003. Demand growth of 10 percent in Asia Pacific was offset by contractions in the North American and European markets. However, the company was able to maintain its overall global share. Average prices for titanium dioxide white pigment increased slightly over the course of 2003, especially in Europe, but are still below the long-term average trend.

2003 VERSUS 2002 Sales of $5.5 billion increased 9 percent, principally due to 8 percent higher USD selling prices, which benefited from currency translation reflecting the stronger Euro and slightly higher prices on a local currency basis. Increased ownership interest in Renpar SA, a South American venture, increased sales 1 percent. Sales volumes were esentially flat, as higher worldwide sales of OEM and refinish coatings were offset by lower titanium dioxide volumes, the latter reflecting weak demand in North America during much of the year.

ATOI was $477 million in 2003 versus $483 million in 2002. Results in 2003 were adversely affected by higher prices for raw materials and increased fixed costs, principally non-cash pension expense, which more than offset the benefits of higher revenue and more favorable currency translation.

2002 VERSUS 2001 Sales of $5.0 billion were 2 percent higher driven by increased sales of automotive finishes. Volumes improved 5 percent while local selling prices declined 3 percent. ATOI was $483 million in 2002 compared with $452 million in 2001. The improvement in segment ATOI reflects higher earnings in coatings, partly offset by lower earnings in titanium dioxide products, the latter resulting principally from lower prices. 2002 ATOI includes a $42 million net charge for employee termination costs. 2001 includes a similar net charge totaling $46 million.

OUTLOOK The global coatings industry will continue to provide a challenging operating environment in 2004 as competitive conditions are expected to remain intense. North American 2004 light vehicle builds are expected to be 2 percent above 2003 levels, while Western European automotive production is expected to be 1 percent higher. Continued growth is also expected in Asia Pacific. Industry demand for titanium dioxide is expected to improve as economic conditions rebound globally during 2004.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

This growth in demand, along with improved capacity utilization, should result in improved pricing momentum.

Given these industry outlooks, Coatings & Color Technologies expects improved coatings results in 2004 based on growth in OEM and refinish coatings and continued growth in Asia Pacific. The segment also expects improved results from its titanium dioxide offerings based on growth in demand and improved pricing.

ELECTRONIC & COMMUNICATION TECHNOLOGIES
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $2.9                   $147
  2002                               2.5                    217
  2001                               2.7                    291
--------------------------------------------------------------------------

Electronic & Communication Technologies provides a broad range of advanced materials for the electronics industry; flexographic printing and color proofing systems; and a wide range of fluoropolymer and fluorochemical products. The segment also continues to pursue development activities related to displays and fuel cells.

In the electronics industry, markets served include display materials, integrated circuit fabrication materials and packaging solutions, and printed wire board fabrication materials. The segment meets the rapidly changing market needs for smaller, more portable and powerful electronic devices by building on its strength as a leading supplier of organic, flexible, and ceramic circuit materials. Major product lines include DuPont(TM) Kapton(R) polyimide film, Pyralux(R) flexible laminates, Riston(R) dry film photoresists, Green Tape(TM) low temperature co-fired ceramics, Fodel(R) photoimageable composites, and Posistrip(R) photoresist removers. In 2003, the segment announced its decision to expand Kapton(R) polyimide film production capacity to serve the rapidly growing flexible circuit industry in Asia. The new line will be located in Japan at the Toray-DuPont Company, a 50/50 joint venture with Toray Industries. Commercial production is scheduled to begin by early 2005.

Electronic & Communication Technologies is the market leader in flexography printing and color proofing serving the packaging and commercial printing industries. Its offerings include DuPont(TM) Cyrel(R) and Cyrel(R)FAST(TM) flexographic printing plates, as well as color proofing systems, including DuPont(TM) WaterProof(R), Cromalin(R), and Dylux(R). Cyrel(R) FAST(TM) installations doubled to over 200 in 2003. Cyrel(R) FAST(TM) is the only solvent-free thermal flexographic platemaking technology commercially available. Electronic & Communication Technologies' color proofing business has also doubled the number of sites to about 200 that use its Thermal 4 color Halftone technology, which was introduced in 2001. DuPont is one of four companies offering thermal proofing technology, one of the fastest growing technologies in the market.

In addition, the segment is the largest global manufacturer of industrial and specialty fluorochemicals and fluoropolymers. These products are sold to the refrigeration, insulation, aerosol packaging, telecommunications, aerospace, automotive, electronics, chemical processing, and housewares industries. The company's offerings includes DuPont(TM) Suva(R) refrigerants, Teflon(R) and Tefzel(R) fluoropolymer resins, Autograph(R) and Teflon(R) non-stick finishes, and Teflon(R) and Tedlar(R) fluoropolymer films.

After a relatively slow start in the first half of 2003, the primary markets served by Electronic & Communication Technologies experienced strong growth, including double digit growth in both semiconductors and flat panel displays.

Significant research and development efforts have been focused on the displays market, as well as targeting growth opportunities for proton exchange membrane
(PEM) fuel cells. In displays, programs related to plasma and liquid crystal displays are progressing, while the commercialization of organic light-emitting diode (OLED) displays has been delayed due to technical issues associated with development and scale-up to commercial production. In fuel cells, membrane electrode assemblies and other system components are being sold in small, but increasing quantities to development partners. Applications targeted for PEM fuel cell technology include automotive, personal transportation and portable power devices. The investment in the development of PEM fuel cells is not expected to contribute significantly to earnings near term but presents a long-term growth opportunity.

2003 VERSUS 2002 Sales of $2.9 billion were 14 percent higher than 2002, reflecting 10 percent volume growth as well as an increase of 4 percent attributable to the acquisition of ChemFirst, Inc.'s integrated circuit fabrication materials businesses in

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

November 2002. Increased volumes reflect higher sales of electronic materials and fluoroproducts, including refrigerants and specialty gases, particularly in Asia Pacific. Increased sales volumes also reflect higher worldwide sales of flexographic printing products. These improvements were partly offset by continuing declines in the sales of older analog proofing products.

ATOI was $147 million in 2003 versus $217 million in 2002. The decline in ATOI principally resulted from significantly higher expenditures for the development of OLEDs and increased selling, general and administrative expenses, reflecting, in part, higher non-cash pension costs. The benefit to ATOI from higher revenue was reduced somewhat by slightly higher raw material costs and a shift in fluoroproducts sales mix to lower margin products.

2002 VERSUS 2001 Sales of $2.5 billion were 6 percent lower, reflecting 8 percent lower prices and 2 percent higher volume. Demand for many of the key products in this segment, particularly in the electronics and telecommunications markets, remained very weak. ATOI was $217 million in 2002 compared with $291 million in 2001. Earnings declined in all business units reflecting lower sales.

OUTLOOK Electronic & Communication Technologies expects continued strengthening in 2004 in the majority of the markets served, led by strong growth in demand for materials in the electronics industry. Strong growth is also expected in demand for materials for semiconductor and flat panel displays, while modest growth is expected in flexographic printing and the markets served by fluoroproducts. The segment expects to achieve improved earnings due to increased volumes and a focus on controlling fixed costs.

PERFORMANCE MATERIALS
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $5.4                  $262
  2002                               4.9                   479
  2001                               4.7                   234
--------------------------------------------------------------------------

Performance Materials provides customers with more productive, higher performance polymer materials, systems and solutions to improve the uniqueness, functionality and profitability of their product offerings. Performance Materials delivers a broad materials product portfolio, including engineering polymers that are primarily used by customers to fabricate components for mechanical and electrical systems, as well as specialized resins and films used in various packaging and industrial applications. These applications include food packaging, sealants and adhesives, carpet backing, and interlayers for laminated safety glass. Key brands include DuPont(TM) Zytel(R) nylon resins, Surlyn(R) packaging resins, Hytrel(R) blow molding resins, Butacite(R) laminate glass interlayers and Delrin(R) acetal resins.

The key markets served by the segment include, most importantly, the automotive original equipment manufacturing (OEM) and associated after-market industries, as well as electrical/electronics, packaging, construction, and consumer durable goods.

The segment's core competency is applied materials science, focusing on substituting traditional materials with new materials that offer advantages such as performance and weight. New applications and processing materials into innovative parts and systems are also areas of focus. Recent examples of this core innovation capability include SentryGlas(R) Expressions(TM), which links DuPont(TM) polymer materials and ink jet technologies to develop specialty decorative interlayers for architectural applications, and DuPont(TM) HPF polymer, which allows golf ball manufacturers to design golf balls with improved distance, control, and feel.

In 2003, the segment announced the rationalization of its engineering polymers compounding facilities, which includes realignment of its operations in Mexico, expansion of its operations in China, and the shutdown of its production facility in the Netherlands. This shutdown is expected to be completed in the spring of 2004.

2003 VERSUS 2002 Sales of $5.4 billion were 9 percent higher than 2002, reflecting 7 percent volume growth, largely derived from increased sales of engineering and packaging polymers in Europe and Asia Pacific. In addition, sales improved from 3 percent higher USD selling prices, reflecting the currency benefit of the weaker U.S. dollar, partly offset by lower local currency selling prices. The growth in volume and increase in USD selling prices was partially offset by a 1 percent decrease in sales from the divestiture of the Clysar(R) shrink film business in 2002.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

ATOI was $262 million in 2003 compared with $479 million in 2002. The decrease in ATOI is primarily due to higher oil and natural gas-related raw material costs and recording transfers of nylon intermediates from Textiles & Interiors at market prices rather than cost in anticipation of the separation of INVISTA. ATOI in 2002 benefited from a $51 million gain on the sale of the Clysar(R) business.

2002 VERSUS 2001 Sales of $4.9 billion were 4 percent higher, reflecting 8 percent higher volume and 4 percent lower prices. ATOI was $479 million compared with $234 million. 2002 earnings benefited from higher sales volumes, a lower effective tax rate, and lower energy-based raw material costs. 2002 also includes a $51 million gain on the sale of the Clysar(R) shrink film business. 2001 includes a net charge of $45 million for employee termination costs and asset impairments.

OUTLOOK Performance Materials expects to operate in an improving business environment in 2004. North American 2004 automotive builds are expected to be about 2 percent above 2003 levels, while Western European automotive production is expected to be 1 percent higher, with continued growth also expected in Asia Pacific. Globally, packaging market demand is expected to remain at current levels. The residential construction market is expected to remain strong, and it is anticipated that the electrical/electronics market will continue to improve.

Performance Materials expects revenue growth due to these improving industry outlooks. However, earnings improvement will also depend on offsetting continued high petroleum-related raw material costs through a combination of productivity improvements and customer-driven innovations for products and processes.

PHARMACEUTICALS
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------

  2003                            $   --                $  355
  2002                                --                   329
  2001                               0.9                 3,924
--------------------------------------------------------------------------

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar(R) (losartan potassium) and Hyzaar(R) (losartan potassium with hydrochlorothiazide). These Angiotensin II Antagonist (AIIA) drugs were discovered by DuPont and developed in collaboration with Merck & Co. and are used in the treatment of hypertension. DuPont has exclusively licensed worldwide marketing rights for Cozaar(R) and Hyzaar(R) to Merck. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. In conjunction with the sale of DuPont Pharmaceuticals, Bristol-Myers Squibb manufactured the products for DuPont until September 30, 2003, at the former DuPont Pharmaceuticals manufacturing site at Garden City, New York. Manufacturing rights and obligations have been exclusively licensed to Merck as of October 1, 2003.

In September 2002, the U.S. Food & Drug Administration approved Cozaar(R) to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy (hereafter referred to as the RENAAL study). Through 2003, approvals have been granted in 43 countries, with further approvals pending.

The Losartan Intervention For Endpoint reduction in hypertension study (LIFE) results were reported and published in March 2002 at the annual meeting of the American College of Cardiology. The study found that use of Cozaar(R) significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy (LVH) compared to the beta-blocker atenolol. In March 2003, the U.S. Food & Drug Administration approved Cozaar(R) as the first and only hypertensive medicine to help prevent stroke in patients with hypertension and LVH. In total, 30 countries have granted new regulatory licenses to Cozaar(R) based on the LIFE study.

During 2003, two separate sets of hypertensive guidelines (the European Society of Hypertension - European Society of Cardiology Guidelines, and the Seventh Report of the Joint National Committee on Prevention, Detection & Treatment of High Blood Pressure) were issued in Europe and the United States. Both support the use of AIIAs for the treatment of certain groups of patients, based in part on the landmark LIFE and RENAAL studies with Cozaar(R).

2003 VERSUS 2002 Worldwide marketing and sales of Cozaar(R) and Hyzaar(R) are the responsibility of Merck. The Pharmaceuticals segment receives royalties and net proceeds as outlined by the license agreements. The 2003 ATOI was $355

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

million, including $15 million of benefits resulting from a favorable arbitration ruling. The 2002 ATOI was $329 million, including $39 million of benefits resulting from adjustments related to the sale of DuPont
Pharmaceuticals as described below.

2002 VERSUS 2001 The 2002 ATOI was $329 million, including $39 million of benefits resulting from adjustments related to the 2001 sale of DuPont Pharmaceuticals. Under the terms of the sale agreement, the purchase price was subject to adjustment for finalization of net working capital, transfer of pension assets, and the settlement of tax liabilities, the resolution of which resulted in the additional after-tax gain of $39 million. The 2001 ATOI was $3,924 million, including a $3,866 million after-tax gain on the divestiture of DuPont Pharmaceuticals on October 1, 2001.

OUTLOOK Merck has identified Cozaar(R)/Hyzaar(R) as one of their five key growth drivers. These AIIA drugs are the first of a new class of effective and well-tolerated blood pressure lowering medications, and are two of the leading treatments worldwide for hypertension.

DuPont and Merck continue to support the growth of Cozaar(R) and Hyzaar(R) with additional clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar(R)/Hyzaar(R) collaboration to generate significant earnings for the foreseeable future.

SAFETY & PROTECTION
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $4.1                   $536
  2002                               3.5                    490
  2001                               3.6                    451
--------------------------------------------------------------------------

Safety & Protection builds on DuPont's 200-year record of being one of the safest industrial companies in the world and extends the company's knowledge and technology to deliver worldwide solutions to protect people, property, operations and the environment. Safety & Protection applies a wide range of technologies, brands and know-how to expand its presence across a spectrum of industrial, service and residential markets. Highly recognized brands are included in its portfolio of product and service offerings, including DuPont(TM) Kevlar(R) aramid products; Tyvek(R) nonwoven sheet structures; Oxone(R) disinfectant; Corian(R) solid surface materials; and safety consulting services, such as SafeReturns(TM).

The segment serves a large number of markets that range from construction, industrial chemical, and automotive to U.S. defense, homeland security and safety consulting. Demand increased from North American housing and construction markets, while automotive and aircraft demand was flat, reflecting lower production levels. Combined effects of war, terrorism and disease control concerns led to significant increases in orders for military, law enforcement, fire fighting and health care protective apparel. Industrial chemical markets varied by region, but were essentially flat worldwide.

The segment delivers innovative building products and services to the global construction market through offerings that capitalize on the company's competency in roofing and wall weatherization systems, security windows, and structural integrity. In 2003, sales of global Tyvek(R) weatherization products experienced double digit growth. The North American business grew two times the overall market growth rate due to the segment's increased market penetration and the success of new products. Sales in Europe grew at a double digit rate in a down market, driven by expansion in the scope of the segment's environmentally attractive sealed roofing systems.

The segment offers a broad array of products related to personal protection, primarily garments and other apparel for protection against chemical, particulate, biological, thermal and cut hazards. Geographic expansion, increased market penetration, acquisitions and diversification of these products resulted in sales growth of about 11 percent in 2003.

Global demand for prevention of disease and improved productivity in the food, health care, household, institutional and industrial markets continues to create opportunities for growth related to the segment's clean and disinfect offerings. Acquisition of UK-based Antec International, a global leader in biosecurity, provides a broad range of safe, highly effective market-leading disinfect and cleansing agents.

The segment is also pursuing opportunities to expand offerings to the government, including secure environmental treatment systems, new specifications for use of DuPontTM SentryGlas(R) Plus interlayers in bomb-blast resistant windows, the use of pro-

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

tective surfaces in military housing construction programs and expanded use of Kevlar(R). Growth in U.S. military business was supported by commercialization of a new U.S. based Kevlar(R) brand fiber plant focused on military ballistic and other applications.

2003 VERSUS 2002 Sales of $4.1 billion were 17 percent higher, with 6 percent due to higher volumes, 6 percent due to higher USD selling prices and 5 percent due to acquisitions, primarily the November 2002 purchase of ChemFirst, Inc., whose chemical intermediate units were integrated into this segment. Volume growth was primarily driven by greater worldwide sales of Kevlar(R) and Nomex(R) aramids, reflecting increased demand for military, law enforcement and protective apparel products. Higher volume is also attributable to increased sales of Tyvek(R) nonwovens and Corian(R) solid surfaces, reflecting strength in residential construction and home improvement markets. Higher USD selling prices reflect both higher local currency prices as well as the benefit of the weaker dollar.

ATOI in 2003 was $536 million compared to $490 million in 2002, reflecting the benefit of higher volumes and selling prices, partly offset by higher raw material and fixed costs, primarily non-cash pension expense.

2002 VERSUS 2001 Sales of $3.5 billion were 3 percent lower, reflecting 3 percent lower volume. ATOI was $490 million compared with $451 million. 2001 included $34 million in charges for employee terminations and facility shutdowns. 2002 earnings reflect improved results in nonwoven products, solid surface materials, and safety consulting, which more than offset declines in industrial chemicals and aramid products.

OUTLOOK Overall, Safety & Protection expects continued growth in revenue and earnings in 2004. The construction industry is expected to remain strong, and the segment anticipates solid growth related to building products due to continued focus on increasing market penetration. Sales of protective surfaces products are also expected to continue to grow through diversification of products, channels and markets.

Continued strong spending in emergency response markets through U.S. federal homeland security funding, as well as recovery in the manufacturing sector in the U.S. and Europe, is expected to continue to support growth in personal protective systems. U.S. and global military and law enforcement demand for ballistic protection is expected to remain strong at least through the middle of 2004 and potentially for the entire year. General improvement in industrial production is also expected to support growth in electrical insulation (transformers and motors), filtration, oil and gas products. Although the industrial chemicals product lines are also expected to benefit from this general improvement, margins are likely to continue to be pressured by energy related costs, pockets of overcapacity and increased competition from Asia Pacific.

TEXTILES & INTERIORS
--------------------------------------------------------------------------
                                  Segment
                                   Sales                   ATOI
                           (DOLLARS IN BILLIONS)   (DOLLARS IN MILLIONS)
--------------------------------------------------------------------------
  2003                              $6.9                 $(1,336)
  2002                               6.2                      69
  2001                               6.4                    (342)
--------------------------------------------------------------------------

On November 17, 2003, the company and Koch Industries, Inc. (Koch) announced that they had reached a definitive agreement for the sale of INVISTA, which represents substantially all of the net assets related to the Textiles & Interiors segment, to subsidiaries of Koch for approximately $4.4 billion, including the assumption of approximately $270 million of debt. The transaction is expected to close in the first half of 2004.

Textiles & Interiors includes the following global brands and trademarks:
Lycra(R), Stainmaster(R), Antron(R), Coolmax(R), Thermolite(R), Cordura(R), Supplex(R), and Tactel(R), and in the specialty chemicals business, Corfree(R), Dytek(R), ADI-Pure(R), Terathane(R) and DBE(R).

2003 VERSUS 2002 Sales of $6.9 billion were 12 percent higher than 2002. This includes an 8 percent increase due to including transfers of nylon intermediates to the Performance Materials segment at market prices versus cost beginning in 2003 in anticipation of the separation. Sales increased 4 percent due to a benefit from the weaker U.S. dollar and slightly higher volumes, partly offset by lower local selling prices.

ATOI was a loss of $1,336 million in 2003 versus earnings of $69 million in 2002. Results in 2003 include a net charge of $1,365 million, primarily associated with the planned separation of INVISTA. This charge reflects the write-down of various manufacturing assets, goodwill and other intangible assets, and investments in certain joint ventures, together with a pension

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

curtailment loss and other separation costs. In addition, the company recorded a $669 million deferred tax benefit attributable to tax basis investment losses, primarily associated with the decline in the fair value of INVISTA assets; this deferred tax benefit is excluded from segment ATOI. (Additional details are contained in Notes 5, 6, 9 and 31 to the Consolidated Financial Statements).

Results in 2003 also reflect higher costs for raw materials, principally those derived from petroleum, which reduced after-tax earnings by over $400 million. These raw material price increases, combined with higher non-cash pension expense, more than offset the favorable impact of higher sales, lower depreciation, and other cost reductions resulting from restructuring activities. ATOI in 2002 included a net charge of $144 million related to employee termination costs and asset impairments.

2002 VERSUS 2001 Sales of $6.2 billion were 3 percent lower reflecting 5 percent higher volume, more than offset by 6 percent lower prices and a 2 percent decline due to divestitures. Intermediate and apparel products both experienced lower sales. Sales were essentially flat for segment products sold into the carpet, interiors and industrial fiber markets as higher volumes offset lower prices. ATOI in 2002 was $69 million and included a net charge of $144 million related to employee termination costs and asset impairments. In 2001, ATOI was a loss of $342 million and included a net charge of $410 million related to employee termination costs and asset impairments. While segment sales declined in 2002, earnings benefited from reduced fixed costs reflecting restructuring programs in both years, lower energy-based raw material costs, and a lower effective tax rate.

OTHER

The company combines the results of its nonaligned and embryonic businesses under Other. These businesses include Bio-Based Materials and Growth Initiatives. Results related to the company's discontinued Benlate(R) fungicide business are also included (see Benlate(R) discussion in Note 24 to the Consolidated Financial Statements). In the aggregate, sales from these businesses represent less than one percent of total segment sales.

2003 VERSUS 2002 Sales of $19 million were down 14 percent. ATOI was a loss of $150 million in 2003 and included $50 million in charges related to Benlate(R) litigation. ATOI was a loss of $164 million in 2002 and included charges of $50 million to increase the company's reserve for Benlate(R) litigation and $31 million to establish a reserve related to vitamins litigation associated with a previously divested joint venture.

2002 VERSUS 2001 Sales of $22 million were down 85 percent, principally reflecting the withdrawal from the Benlate(R) fungicide business in the fourth quarter 2001. ATOI was a loss of $164 million and includes charges of $50 million to increase the company's reserve for Benlate(R) litigation and $31 million to establish a reserve related to vitamins litigation associated with a previously divested joint venture. A 2001 ATOI loss of $95 million included a net charge of $37 million for employee termination costs.

LIQUIDITY & CAPITAL RESOURCES

The company considers its strong financial position and financial flexibility to be a competitive advantage. The company's credit ratings of AA- and Aa3 from Standard & Poor's (S&P) and Moody's Investors Services, respectively, and its commercial paper rating of A-I+ by S&P and Prime 1 by Moody's are evidence of that strength. This advantage is based on strong business operating cash flows over an economic cycle, and a commitment to cash discipline regarding working capital and capital expenditures.

SOURCES OF LIQUIDITY

The company's liquidity needs can be met through a variety of independent sources, including: cash from operations, cash and cash equivalents and marketable securities, commercial paper markets, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales.

The company's cash provided by operations was $2.6 billion in 2003, a $150 million increase from the $2.4 billion generated in 2002. The year-over-year increase is a result of lower income tax payments offset by higher raw material costs, termination of the accounts receivable securitization program and funding of the DuPont Canada Inc. pension fund in preparation for the separation of INVISTA. In 2002, the company's cash provided by operations was $15 million less than the $2.5 billion generated in 2001, primarily due to increased tax payments, related to the gain on the sale of DuPont Pharmaceuticals, and reduced revenue partially offset by lower operating costs.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Cash and cash equivalents and marketable debt securities totaled $3.4 billion at December 31, 2003 (including $75 million of cash classified as assets held for sale at December 31, 2003), reflecting a $770 million decrease from December 31, 2002. The reduction is primarily attributable to the $1.1 billion of cash used to purchase the shares in DuPont Canada Inc. from the minority owners in connection with the company's plans to separate INVISTA.

The commercial paper market is a source of "same day" cash for the company. The company can access this market at preferred rates given its strong credit rating. The weighted-average interest rates before taxes on commercial paper borrowings for 2003, 2002 and 2001, were 1.1, 1.7 and 4.1 percent, respectively. At December 31, 2003, DuPont's commercial paper balance was $4.4 billion, a $3.7 billion increase from December 31, 2002. The year-over-year increase primarily relates to the redemption of the corporate minority interest structures for $2.0 billion, the termination of the accounts receivable securitization and synthetic lease programs that were financed by the commercial paper conduit for $589 million, and the buyout of certain synthetic leases (not covered under the commercial paper conduit) for $210 million. Additional information regarding the termination of these programs is discussed beginning on page 35.

In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $4.1 billion in "same day" credit lines with several major financial institutions. These credit lines are split about equally between 364-day and multi-year facilities.

DuPont also has access to equity markets and to long-term debt capital markets. The company's current relatively low long-term borrowing level, strong financial position and credit ratings provide access to these markets.

There were no material asset sales in 2003. In 2002, proceeds from sales of assets were $196 million, primarily reflecting $143 million received from the sale of the Clysar(R) shrink film business. In addition, there were $122 million of settlement payments to Bristol-Myers Squibb relating to the 2001 sale of DuPont Pharmaceuticals. Proceeds from sales of assets in 2001 totaled $8.1 billion, of which $7.8 billion related to the sale of DuPont Pharmaceuticals. Additional details related to the company's sales of assets are provided in Note 27 to the Consolidated Financial Statements.

The company expects to use the proceeds from the pending sale of INVISTA to strengthen its balance sheet by reducing debt. The company will also consider pension fund contributions and an appropriate level of share repurchases.

USES OF CASH

Purchases of property, plant and equipment, and investments in affiliates were $1.8 billion in 2003, compared with $1.4 billion in 2002, and $1.6 billion in 2001. Expenditures for 2003 include $334 million of assets purchased under the company's synthetic lease programs related to aircraft, rail cars, and manufacturing and warehousing facilities. The company expects purchases of property, plant and equipment in 2004 to be about $1.4 billion, which reflects the expected absence of INVISTA in the second half of the year.

Payments for businesses acquired in 2003 totaled $1.5 billion, primarily consisting of two acquisitions. In June and July 2003, the company acquired 66,704,465 shares in DuPont Canada Inc. from the minority owners for $1.1 billion. In May 2003, The Solae Company, a majority-owned subsidiary of the company, acquired 82 percent of Bunge Limited's Brazilian ingredients operation for $256 million with the additional 18 percent acquired in the fourth quarter of 2003 for $44 million. Payments for businesses acquired in 2002 amounted to $697 million which includes the acquisition of all the outstanding common shares of Liqui-Box Corporation for $272 million, net of cash acquired, and the acquisition of ChemFirst, Inc. for $357 million, net of cash acquired. There were no significant payments for businesses acquired in 2001. Additional details related to the acquisitions are provided in Note 27 to the Consolidated Financial Statements.

The settlements of forward exchange contracts issued to hedge the company's net exposure, by currency, related to monetary assets and liabilities resulted in cash payments of $631 million in 2003, and $264 million in 2002, compared to cash receipts of $93 million in 2001. The payments in 2003 and 2002 were primarily attributable to the weaker dollar versus the Euro and larger net monetary asset positions. These settlements were largely offset by revaluations of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statement of Cash Flows.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

The company has paid a quarterly common dividend since its first dividend in the fourth quarter of 1904. Dividends per share of common stock were $1.40 in 2003, 2002 and 2001.

In 1998, the company's Board of Directors approved a program to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In July 2000, the company's Board of Directors approved an increase in the total number of shares of DuPont common stock remaining to be purchased under the 1998 program from about 16 million shares to the total number of shares that could be purchased for $2.5 billion. These purchases were not limited to those needed to offset dilution from shares issued under compensation programs. In 2002, the company completed the 1998 program by purchasing 10.8 million shares for $470 million. In addition, 43 million shares were purchased for $1.8 billion in 2001.

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. As of December 31, 2003, no shares were purchased under this program and management has not established a timeline for the buyback of stock under this plan.

FINANCIAL CONDITION

At year-end 2003, the company's net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities, including $189 million of net debt from assets and liabilities held for sale at December 31, 2003), was $7.1 billion. The following table summarizes changes in the company's consolidated net debt for 2001 through 2003.

-------------------------------------------------------------------
(DOLLARS IN MILLIONS)                 2003       2002       2001
-------------------------------------------------------------------
Net debt - beginning of year        $ 2,689     $  966     $8,288
-------------------------------------------------------------------
Cash provided by continuing
   operations                         2,589      2,439      2,454
Purchases of property, plant &
   equipment & investment
   in affiliates                     (1,784)    (1,416)    (1,634)
Net payments for businesses
   acquired                          (1,527)      (697)       (78)
Proceeds from sales of assets            17        196        253
Net proceeds from sale of
   DuPont Pharmaceuticals                --       (122)     7,798
Forward exchange contract
   settlements                         (631)      (264)        93
Dividends paid to stockholders       (1,407)    (1,401)    (1,460)
Acquisition of treasury stock            --       (470)    (1,818)
Increase (redemption) in corporate
   minority interest structures      (2,037)        --      1,980
Net cash flow from
   discontinued operations               --         --       (110)
Other                                   363         12       (156)
-------------------------------------------------------------------
Decrease (increase) in net debt      (4,417)    (1,723)     7,322
-------------------------------------------------------------------

Net debt - end of year              $ 7,106     $2,689     $  966
-------------------------------------------------------------------
Cash and cash equivalents           $ 3,273     $3,678     $5,763
Marketable debt securities               25        465         85
Cash and cash equivalents
   held for sale                         75         --         --
Borrowings and capital lease
   obligations held for sale           (264)        --         --
-------------------------------------------------------------------
Total borrowings and capital
   lease obligations                $10,215     $6,832     $6,814
-------------------------------------------------------------------

Net debt increased $4.4 billion in 2003 as a result of the redemption of the corporate minority interest structures, acquisition of the minority shares held in DuPont Canada Inc., termination of the accounts receivable securitization and synthetic lease programs that were financed by the commercial paper conduit and buyout of certain synthetic leases (not covered under the commercial paper conduit). In addition, net debt increased $147 million, reflecting debt balances assumed by the company as a result of acquiring the remaining interest in Griffin LLC. Additional information regarding the termination of the corporate minority interest structure and the accounts receivable and synthetic lease programs is described in sections below.

The increase in net debt was financed with commercial paper, which became a more significant portion of the company's total debt position. The impact of the change in the debt portfolio mix reduced the year-end average interest rate from
5.0 percent at December 31, 2002, to 3.0 percent at December 31, 2003. Interest

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

expense was flat year over year as a result of lower average interest rates offset by higher debt levels. See Notes 19 and 21 to the Consolidated Financial Statements for year-end debt balances and interest rates.

The company believes net debt provides the investor with a more realistic view of the company's liquidity and actual debt position because the company's cash and cash equivalents and marketable debt securities are available to pay down debt. Net debt also allows the investor to compare debt in different periods without adjusting for cash and the changes in cash position.

MINORITY INTEREST STRUCTURES

In 2001, the company received proceeds of $2 billion from entering into two minority interest transactions. Costs incurred in connection with these transactions totaled $42 million and were being amortized on a straight-line basis over a five-year period to Minority interest in earnings of consolidated subsidiaries in the Consolidated Income Statement. The proceeds were used to reduce debt and were reported as Minority interests in the Consolidated Balance Sheet.

In 2003, the company redeemed these structures for $2 billion, and recorded a charge of $28 million primarily to write off the remaining unamortized costs associated with the transactions.

OFF-BALANCE SHEET ARRANGEMENTS

COMMERCIAL PAPER FACILITY

In 2002, the company implemented a commercial paper conduit program to reduce the financing costs of the company's accounts receivable securitization and synthetic lease programs by gaining direct access to the asset-backed commercial paper market. The conduit issued notes to third parties secured by the receivable interests and the equipment and real estate under synthetic leases. In 2003, the company terminated its accounts receivable securitization and synthetic lease programs that were financed by the commercial paper conduit. This required the company to purchase an ownership interest in the trade accounts receivable being held under the accounts receivable securitization program for $445 million and assets under synthetic leases for $144 million.
The trade accounts receivable were collected in 2003.

OTHER SYNTHETIC LEASES

During 2003, the company purchased the assets under its synthetic leases related to manufacturing and warehousing facilities under construction (which were not covered under the commercial paper conduit) for $210 million.

As of December 31, 2003, the company has one remaining synthetic lease program relating to miscellaneous short-lived equipment valued at approximately $115 million. Lease payments for these assets totaled $43 million in 2003, $28 million in 2002, and $12 million in 2001, and were reported as operating expenses in the Consolidated Income Statement. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the company's Consolidated Balance Sheet. Furthermore, the lease payments associated with this program vary based on thirty-day LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $100 million at December 31, 2003.

CERTAIN GUARANTEE CONTRACTS

INDEMNIFICATIONS

In connection with acquisitions, divestitures and the formation of joint ventures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company such as adverse judgments relating to litigation matters. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2003, is $31 million. Although it is

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

As part of the pending sale of INVISTA, the company will make certain indemnifications. See further discussion on page 18 under Separation Charges--Textile & Interiors.

OBLIGATIONS FOR EQUITY AFFILIATES AND OTHERS

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At December 31, 2003, the company had directly guaranteed $885 million of such obligations, excluding guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2003, the liabilities recorded for these obligations were not material.

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

The company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $235 million at December 31, 2003. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2003, the company has no liabilities recorded for these obligations.

Additional information with respect to the company's guarantees is included in
Note 24 to the Consolidated Financial Statements.

Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees should unforeseen circumstances arise.

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

CONTRACTUAL OBLIGATIONS

Information related to the company's significant contractual obligations is summarized in the following table:

--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)                                                                 Payments Due In
--------------------------------------------------------------------------------------------------------------------------
                                                    TOTAL AT                                                     2009
Contractual obligations (1)                     DECEMBER 31, 2003    2004        2005-2006      2007-2008     and beyond
--------------------------------------------------------------------------------------------------------------------------
Long-term debt (2)                                   $5,731        $1,323          $ 477          $960         $2,971
--------------------------------------------------------------------------------------------------------------------------
Capital leases (2)                                       58             4              7             9             38
--------------------------------------------------------------------------------------------------------------------------
Operating leases                                      1,063           326            329           177            231
--------------------------------------------------------------------------------------------------------------------------
Purchase obligations (3)
 Advertising/sponsorships                                35            18             17             -              -
 Information technology services                         78            17             15             5             41
 Raw material obligations                               608           200            269            85             54
 Research and development agreements                    107            58             30            12              7
 Utility obligations                                    315            55             33            19            208
 Other (4)                                               98            37             54             4              3
--------------------------------------------------------------------------------------------------------------------------
Total purchase obligations                            1,241           385            418           125            313
--------------------------------------------------------------------------------------------------------------------------
Other long-term liabilities (2,5)
 Workers' compensation                                   55            24             16             6              9
 Asset retirement obligations                            65            14             21            21              9
 Environmental remediation                              380            67            102           102            109
 Litigation                                               4             4              -             -              -
 Other (6)                                              124            14             20            18             72
--------------------------------------------------------------------------------------------------------------------------
Total other long-term liabilities                       628           123            159           147            199
--------------------------------------------------------------------------------------------------------------------------
Total contractual obligations                        $8,721        $2,161         $1,390        $1,418         $3,752
==========================================================================================================================

(1) Includes certain liabilities that are classified as held for sale in the Consolidated Balance Sheet.

(2)  Included in the company's Consolidated Financial Statements.

(3) Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum, or variable price provisions; and the approximate timing of the agreement.

(4) Primarily represents obligations associated with capital projects, contract manufacturing, distribution, and health care/benefit administrative contracts.

(5) Pension and other postretirement benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

(6) Primarily represents employee related benefits other than pensions and other postretirement benefits.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations should unforeseen circumstances arise.

LONG-TERM EMPLOYEE BENEFITS

The company also has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, and medical, dental and life insurance benefits for pensioners and survivors. About 78 percent of the company's worldwide benefit obligation for pensions, and about 99 percent of the company's worldwide benefit obligation for retiree medical, dental and life insurance benefits are attributable to the benefit plans covering substantially all U.S. employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension and medical, dental and life insurance benefits. Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In the U.S., pension benefits are paid primarily from trust funds established to comply with U.S. federal laws and regulations. The company does not make contributions that are in excess of federal tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions are currently required to be made to the principal U.S. pension plan trust fund in 2004. Although the company is permitted to make a tax deductible discretionary contribution to the principal U.S. pension plan trust fund in 2004, no decision has been made to make such a

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

contribution. Contributions beyond 2004 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. Pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, reduced asset valuations tend to result in higher contributions to pension plans. In 2003, the company contributed $460 million to pension plans other than the principal U.S. pension plan discussed above. This includes funding of the DuPont Canada Inc. pension fund in preparation for the pending separation of INVISTA. The company anticipates approximately $300 million in contributions in 2004 to these plans.

Generally accepted accounting principles require an adjustment to stockholders' equity whenever the fair market value of year-end pension assets is less than the accumulated benefit obligation. For this purpose, each of the company's pension plans must be tested individually. At year-end 2002, a non-cash after-tax charge of $2.5 billion to stockholders' equity was recorded in response to lower asset valuations and somewhat higher benefit obligations as of that date. Most of this adjustment is attributable to the principal U.S. pension plan. In 2003, $858 million of this charge was reversed, reflecting recovering asset values.

Medical, dental and life insurance plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $410 million, $400 million, and $423 million, for 2003, 2002, and 2001, respectively. This amount is expected to be about $420 million in 2004. Changes in cash requirements during this period reflect higher per capita health care costs, demographic changes, and changes in participant premiums, co-pays and deductibles.

The company's income is significantly affected by pension benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company's income over each of the last three years was affected by pretax credits and charges related to long-term employee benefits.

--------------------------------------------------------------------------------
 PRETAX (DOLLARS IN MILLIONS)      2003     2002     2001
--------------------------------------------------------------------------------
Pension charges (credits)          $554    $(217)   $(374)
Other postretirement
  benefit charges                   290      395      347
--------------------------------------------------------------------------------
Net (benefit) charge               $844    $ 178    $ (27)
================================================================================

These expenses are determined as of the beginning of each year. The increase in pension cost is primarily due to lower values for pension plan assets resulting from the decline in the equity markets measured in preceding years. The decrease in other postretirement benefit expenses is primarily due to the beneficial effects of the medical and dental benefit limits on the company's portion of the cost coverage plan amendments adopted in 2002, partly offset by rapidly increasing medical costs.

In January 2004, the company amended its U.S. medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors. The impact of this amendment is expected to benefit 2004 pretax earnings by approximately $60 million and reduce the company's other postretirement obligation by about $525 million.

The company's key assumptions used in calculating its long-term employee benefits are the expected return on plan assets, the rate of compensation increases, and the discount rate. The discount rate used in the U.S. calculations was determined to be 6.25 percent in 2003, based on high quality corporate bond rates. In 2003, the company experienced postretirement benefits claims lower than the anticipated claims. As a result of these factors, and the amendment to the U.S. other postretirement benefit plan in January 2004, it is expected that the company's 2004 pretax earnings will be positively affected by approximately $100 million to $150 million.

In anticipation of a significant reduction in the number of employees related to the pending INVISTA sale, the company recorded a pretax curtailment loss of $78 million in 2003. Upon completing the sale of INVISTA, the company anticipates that there may be a remeasurement of pension and other postretirement benefits as well as additional charges or credits. Such amounts cannot be reasonably determined at this time. The

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

company does not plan to transfer pension benefits assets/liabilities and other postretirement benefits liabilities in the U.S., but has arranged to transfer the assets/liabilities in the non-U.S. plans. It is expected that the employee benefit obligation and assets will not change significantly because of the pending sale.

The company has announced possible reductions in the number of employees in 2004 related to cost reduction initiatives. This may result in a remeasurement of pension and other postretirement benefits as well as additional charges or credits. Such amounts cannot be reasonably estimated at this time.

ENVIRONMENTAL MATTERS

DuPont operates global manufacturing facilities, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of waste water discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic (PBT) materials. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue for the foreseeable future. Even though these costs may increase in the future, they are not expected to have a material impact on the company's competitive or financial position, liquidity or results of operations.

In 2003, DuPont spent about $64 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects will total $80 million in 2004 (excluding INVISTA). In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $10 million to $20 million.

The Environmental Protection Agency (EPA) challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. The cost to DuPont of testing for HPV chemicals it makes is estimated to be a total of $8 million to $10 million from 2001-2005; for the entire chemical industry, the cost of testing is estimated to be $500 million.

Global climate change is being addressed by the Framework Convention on Climate Change adopted in 1992. The Kyoto Protocol, adopted in December 1997, is an effort to establish short-term actions under the Convention. The entry-into-force of the Protocol is in question, with ratification by the Russian Federation necessary. The Russian Federation is expected to decide whether to ratify the Protocol during 2004. The European Union (EU) has indicated that it intends to proceed with its emissions reduction programs even if the Protocol does not enter into force. The United States continues to pursue in the EU and elsewhere a less-restrictive climate policy framework, emphasizing voluntary action. The Kyoto Protocol would establish significant emission reduction targets for six gases considered to have global warming potential and would drive mandatory reductions in developed nations outside the United States. DuPont has a stake in a number of these gases - CO2, N2O, HFCs and PFCs - and has been reducing its emissions of these gases since 1991. The company remains well ahead of the target/timetable contemplated by the Protocol. However, on a global basis, the company faces the possibility of country-specific restrictions where major reductions have not yet been achieved. DuPont is working to enable success of emissions trading mechanisms in the EU and elsewhere that could aid in satisfying such country-specific requirements. Emission reduction mandates within the United States are not expected in the near future, although Congressional proposals for such mandates have been introduced.

DuPont has discovered that very low levels of dioxins (parts per trillion to low parts per billion) and related compounds are inadvertently generated during its titanium dioxide pigment production process. The company has launched an extensive research and process engineering development program to identify the cause

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

of the dioxin generation and to identify process modifications that will eliminate dioxin formation. The programs implemented to date have resulted in reductions of almost 50 percent, significant progress against DuPont's aggressive goals to reduce such dioxin generation by 90 percent by 2007. Over 99 percent of the dioxin generated at DuPont's production plants becomes associated with process solid wastes that are disposed in controlled landfills where public exposure is negligible.

Pretax environmental expenses charged to current operations totaled $482 million in 2003 compared with $480 million in 2002, and $550 million in 2001. These expenses include the remediation accruals discussed below: operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities; and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company's overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of these expenses in 2003 resulted from the operation of water pollution control facilities and solid waste management facilities for about $134 million and $127 million, respectively. About 79 percent of total annual environmental expenses resulted from the operations in the United States.

REMEDIATION ACCRUALS

At December 31, 2003, the company's Consolidated Balance Sheet included an accrued liability of $380 million as compared with $371 million at year-end 2002. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2003. Of the $380 million accrued liability, approximately 15 percent is for non-U.S. facilities. Approximately 75 percent of the company's U.S. environmental reserve at December 31, 2003, was attributable to RCRA and similar remediation liabilities, while 25 percent was attributable to CERCLA liabilities. During 2003, remediation accruals of $47 million were added to the reserve compared with $48 million in 2002.

REMEDIATION EXPENDITURES

RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were approximately $38 million in 2003, $42 million in 2002, and $49 million in 2001.

The company, from time to time, receives requests for information or notices of potential liability from the EPA and state environmental agencies alleging that the company is a PRP under CERCLA or similar state statute. The company has also, on occasion, been engaged in cost recovery litigation initiated by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not company owned, but allegedly contain wastes attributable to the company's past operations. As of December 31, 2003, the company had been notified of potential liability under CERCLA or state laws at 372 sites around the United States, with active remediation under way at 138 of these sites. In addition, the company has resolved its liability at 138 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at five new sites during 2003 compared with eight similar notices in 2002, and eleven in 2001. In 2003, two sites were settled by the company. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $22 million in 2003, $20 million in 2002, and $17 million in 2001.

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

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $60 million in 2003, $62 million in 2002, and $66 million in 2001.

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

Effective January 2004, the company has elected to discontinue its broad-based foreign currency revenue hedging program, as well as its program to hedge natural gas purchases. The programs are being discontinued, as the costs of the programs are no longer believed to be warranted. However, certain business-specific foreign currency hedging programs will continue, as will hedging of foreign currency denominated monetary assets and liabilities. In addition, the company will continue to enter into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash, investments, accounts receivable, derivatives, and certain other financial instruments.

As part of the company's risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont, and monitors actual exposures versus established limits on a daily basis. The company has not sustained credit losses from instruments held at financial institutions.

The company maintains cash and cash equivalents, short- and long-term investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated, geographically dispersed, and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company's sales are not materially dependent on a single customer or small group of customers. No one individual customer balance represents more than 5 percent of the company's total outstanding receivables balance as of December 31, 2003. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for granted customer credit varies by industry and region.

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

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. In addition, option and forward exchange contracts are used to hedge a portion of anticipated foreign currency revenues and major raw

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

material purchases from vendors outside of the U.S. Gains and losses on these contracts offset changes in the related foreign currency-denominated revenues and costs respectively.

From time to time, the company will enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis taking into consideration the amount and duration of the exposure, market volatility and economic trends. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments.

INTEREST RATE RISK

The company uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on three- or six-month U.S. dollar LIBOR. Interest rate swaps allow the company to maintain a target range of floating rate debt.

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

The company contracts with independent growers to produce finished seed inventory. Under these contracts, growers are compensated with bushel equivalents that are marketed to the company for the market price of grain for a period of time following harvest. Derivative instruments, such as commodity futures that have a high correlation to the underlying commodity, are used to hedge the commodity price risk involved in compensating growers.

The company utilizes agricultural commodity futures to manage the price volatility of soybean meal. These derivative instruments have a high correlation to the underlying commodity exposure and are deemed effective in offsetting soybean meal feedstock price risk.

Additional details on these and other financial instruments are set forth in
Note 29 to the Consolidated Financial Statements.

VALUE AT RISK

A Value-at-Risk (VaR) analysis provides a forward-looking perspective of the maximum potential loss in fair value for a defined period of time assuming normal market conditions and a given confidence level. The company's risk management portfolio consists of a variety of hedging instruments which provide protection from volatility in the areas of interest rates, foreign currency, agricultural commodities, and energy feedstock commodities. The valuations and risk calculations for the VaR analysis were conducted using the company's risk management portfolios as of December 31, 2003, and 2002. The average, high and low values reflected in the table were developed from each of the four quarters ended in 2003. The VaR analysis used a Monte Carlo simulation type model with an exponentially weighted covariance matrix, and employed 3,000 pseudo-random market paths including all risk factors associated with the hedging instruments in the company's risk management portfolios. The calculations were conducted over a 20 business day period at a 95 percent confidence level.

The following table details the results of the VaR analysis for each significant risk management portfolio at the end of both 2003 and 2002.

--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)       2003     2002   Average   High    Low
--------------------------------------------------------------------------------
Foreign currency           $(83)    $(90)   $(122)   $(148)   $(83)
Interest rates              (32)     (30)     (26)     (32)    (23)
Energy feedstock
  commodities                (6)      (9)      (9)     (18)     (2)
Agricultural commodities     (7)      (7)      (4)      (7)     (3)
================================================================================

The table above represents the VaR potential loss in fair value when each risk management portfolio is valued individually. VaR for the entire risk management portfolio is a loss of $77 million for 2003, and a loss of $80 million for 2002; these values reflect the diversification benefits and covariance correlation of the total portfolio. The VaR model results are only an estimate and

                                     PART II
are not intended to forecast actual losses that may be incurred in future periods.

Since the company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item are included herein, commencing on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company is in the process of implementing an Enterprise Resource Planning
(ERP) system globally. The implementation is phased and is currently planned to be complete in 2006. Implementing an ERP system on a global basis involves significant changes in business processes and extensive organizational training. The phased-in approach the company is taking reduces the risks associated with making these changes. In addition, the company is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity.

Pursuant to rules adopted by the SEC as directed by Section 302 of the Sarbanes-Oxley Act of 2002, the company has performed an evaluation of its disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in ensuring that information required to be disclosed by the company is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled "Election of Directors" and information related to the Audit Committee is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in Part I,
Item 4 of this report, pursuant to General Instruction G of this form.

The company has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Controller. This Code of Ethics is filed as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Directors' Compensation," "Summary Compensation Table," "Stock Option Grants," "Option Exercises/Year-End Values" including "Retention Arrangement," and "Retirement Benefits."

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock".

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2003

-----------------------------------------------------------------------------------------------------------------------------
                                Number of Securities to be           Weighted-Average              Number of Securities
                                  Issued Upon Exercise of            Exercise Price of            Remaining Available for
                                   Outstanding Options,            Outstanding Options,            Future Issuance Under
       Plan Category               Warrants and Rights (1)          Warrants and Rights         Equity Compensation Plans (2)
-----------------------------------------------------------------------------------------------------------------------------
   Equity compensation
     plans approved by
     security holders                   69,680,505                        $45.05                       29,606,134 (3)
   Equity compensation
     plans not approved by
     security holders (4)               30,359,671                        $44.01                               --
-----------------------------------------------------------------------------------------------------------------------------
                                       100,040,176                        $44.74                       29,606,134
-----------------------------------------------------------------------------------------------------------------------------

(1) Excludes restricted stock units or stock units deferred pursuant to the terms of the company's Stock Performance Plan, Variable Compensation Plan or Stock Accumulation and Deferred Compensation Plan for Directors.

(2)  Excludes securities reflected in the first column.

(3) Reflects shares available under rolling five-year average pursuant to the terms of the shareholder-approved Stock Performance Plan (see Note 26 to the company's Consolidated Financial Statements). Does not include indeterminate number of shares available for distribution under the shareholder-approved Variable Compensation Plan.

(4) Includes options totaling 28,600,222 granted under the company's 1995, 1997 and 2002 Corporate Sharing Programs (see Note 26 to the company's Consolidated Financial Statements) and 100,000 options with an exercise price of $46.50 granted to a consultant. Also includes 1,659,449 options from the conversion of DuPont Canada Inc. options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada Inc. (see Note 27 to the Consolidated Financial Statements).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Ratification of Independent Accountants" and "Appendix A-1."

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

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2003.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

   3.Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K-CONTINUED

   (a) Exhibits and Financial Statement Schedules

--------------------------------------------------------------------------------
  EXHIBIT
   NUMBER                            DESCRIPTION
--------------------------------------------------------------------------------
    3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

    3.2    Company's Bylaws, as last revised January 1, 1999.

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

   10.6* Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994, as last amended effective January 1, 2000 (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

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

   10.12 Purchase Agreement by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

    12     Statement re computation of the ratio of earnings to fixed charges.

    14 Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller.

    21     Subsidiaries of the Registrant.

    23     Consent of Independent Accountants.

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

2. On November 17, 2003, a Current Report on Form 8-K was filed under Item 5, "Other Events." The registrant filed a news release, dated November 17, 2003, entitled "DuPont and Koch Subsidiaries Agree on Sale of INVISTA Fibers Unit."

3. On December 1, 2003, a Current Report on Form 8-K was furnished under Item 9, "Regulation FD Disclosure." The registrant furnished a news release, dated December 1, 2003, entitled "DuPont Takes Actions to Achieve $900 Million Annualized Cost Improvement in 2005." The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 3, 2004                     E. I. DU PONT DE NEMOURS AND COMPANY

                                        By: /s/         G. M. PFEIFFER
                                            ------------------------------------
                                                        G. M. Pfeiffer
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Principal Financial and
                                                     Accounting Officer)

                        -------------------------------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

                    SIGNATURE                                            TITLE(S)                       DATE

                                                          Chairman of the Board and                 March 3, 2004
/s/            C. O. HOLLIDAY, JR.                        Chief Executive Officer and
--------------------------------------------------        Director (Principal Executive Officer)
               C. O. Holliday, Jr.


/s/              A. J. P. BELDA                           Director                                  March 3, 2004
--------------------------------------------------
                 A. J. P. Belda


/s/                R. H. BROWN                            Director                                  March 3, 2004
--------------------------------------------------
                   R. H. Brown


/s/              C. J. CRAWFORD                           Director                                  March 3, 2004
--------------------------------------------------
                 C. J. Crawford


/s/              L. C. DUEMLING                           Director                                  March 3, 2004
--------------------------------------------------
                 L. C. Duemling


/s/               E. B. DU PONT                           Director                                  March 3, 2004
--------------------------------------------------
                  E. B. du Pont


/s/               D. C. HOPKINS                           Director                                  March 3, 2004
--------------------------------------------------
                  D. C. Hopkins


/s/               L. D. JULIBER                           Director                                  March 3, 2004
--------------------------------------------------
                  L. D. Juliber


/s/                 M. NAITOH                             Director                                  March 3, 2004
--------------------------------------------------
                    M. Naitoh


/s/               W. K. REILLY                            Director                                  March 3, 2004
--------------------------------------------------
                  W. K. Reilly


/s/             H. R. SHARP, III                          Director                                  March 3, 2004
--------------------------------------------------
                H. R. Sharp, III


/s/                C. M. VEST                             Director                                  March 3, 2004
--------------------------------------------------
                   C. M. Vest

                      E. I. DU PONT DE NEMOURS AND COMPANY
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------
                                                                                     PAGE(S)
---------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:
     Responsibility for Financial Reporting                                           F-1
     Report of Independent Auditors                                                   F-1
     Consolidated Income Statement for 2003, 2002 and 2001                            F-2
     Consolidated Balance Sheet as of December 31, 2003 and December 31, 2002         F-3
     Consolidated Statement of Stockholders' Equity for 2003, 2002 and 2001           F-4
     Consolidated Statement of Cash Flows for 2003, 2002 and 2001                     F-5
     Notes to Consolidated Financial Statements                                    F-6-F-43
---------------------------------------------------------------------------------------------



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

The company's system of internal controls is designed to provide reasonable assurance as to the protection of assets against loss from unauthorized use or disposition, and the reliability of financial records for preparing financial statements and maintaining accountability for assets. The company's business ethics policy is the cornerstone of its internal control system. This policy sets forth management's commitment to conduct business worldwide with the highest ethical standards and in conformity with applicable laws. The business ethics policy also requires that the documents supporting all transactions clearly describe their true nature and that all transactions be properly reported and classified in the financial records. The system is monitored by an extensive program of internal audit, and management believes that the system of internal controls at December 31, 2003, meets the objectives noted above.

The financial statements have been audited by the company's independent auditors, PricewaterhouseCoopers LLP. The purpose of their audit is to independently affirm the fairness of management's reporting of financial position, results of operations and cash flows. To express the opinion set forth in their report, they study and evaluate the internal controls to the extent they deem necessary. Their report is shown on this page. The Audit Committee of the Board of Directors assists the Board in fulfilling its oversight responsibilities with respect to the external reporting process and the adequacy of the company's internal controls. This committee also has responsibility for appointing the independent auditors, subject to stockholder ratification. No member of this committee may be an officer or employee of the company or any subsidiary or affiliated company. The independent auditors and the internal auditors have direct access to the Audit Committee, and they meet with the committee on a periodic basis, with and without management present, to discuss accounting, auditing and financial reporting matters.

/s/ CHARLES O. HOLLIDAY, JR.             /s/ GARY M. PFEIFFER
------------------------------           -------------------------------
Charles O. Holliday, Jr.                 Gary M. Pfeiffer
CHAIRMAN OF THE BOARD                    SENIOR VICE PRESIDENT
AND CHIEF EXECUTIVE OFFICER              AND CHIEF FINANCIAL OFFICER

February 20, 2004


REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS AND THE BOARD OF DIRECTORS OF
E. I. DU PONT DE NEMOURS AND COMPANY

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS)No. 143, "Accounting for Asset Retirement Obligations" and the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." These changes are discussed in
Note 1 to the Consolidated Financial Statements.

/s/ PRICEWATERHOUSECOOPERS LLP
-----------------------------------
PricewaterhouseCoopers LLP
Two Commerce Square, Suite 1700
2001 Market Street
Philadelphia, Pennsylvania 19103

February 20, 2004

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENT

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)

------------------------------------------------------------------------------------------------------------------------
                                                                                         2003          2002        2001
------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                              $26,996       $24,006     $24,726
Other income (Note 2)                                                                      734           516         644
------------------------------------------------------------------------------------------------------------------------
   Total                                                                                27,730        24,522      25,370
------------------------------------------------------------------------------------------------------------------------
Cost of goods sold and other operating charges                                          19,476        16,296      16,727
Selling, general and administrative expenses                                             2,995         2,699       2,925
Depreciation                                                                             1,355         1,297       1,320
Amortization of goodwill and other intangible assets (Note  15)                            229           218         434
Research and development expense                                                         1,349         1,264       1,588
Interest expense (Note 3)                                                                  347           359         590
Restructuring and asset impairment charges (Note 4)                                        (17)          290       1,078
Separation charges - Textiles & Interiors (Note 5)                                       1,620             -           -
Goodwill impairment - Textiles & Interiors (Note 6)                                        295             -           -
Gain on sale of DuPont Pharmaceuticals (Note 7)                                              -           (25)     (6,136)
Gain on sale of interest by subsidiary - nonoperating (Note 8)                             (62)            -           -
------------------------------------------------------------------------------------------------------------------------
   Total                                                                                27,587        22,398      18,526
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS                                          143         2,124       6,844
Provision for (benefit from) income taxes (Note 9)                                        (930)          185       2,467
Minority interests in earnings of consolidated subsidiaries                                 71            98          49
------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES                      1,002         1,841       4,328
Cumulative effect of changes in accounting principles, net of income taxes (Note 10)       (29)       (2,944)         11
------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                                      $   973       $(1,103)    $ 4,339
------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 11)
   Income before cumulative effect of changes in accounting principles                 $     1.00    $  1.84     $  4.17
   Cumulative effect of changes in accounting principles                                    (0.03)     (2.96)       0.01
------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                   $     0.97    $ (1.12)    $  4.18
------------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK (Note 11)
   Income before cumulative effect of changes in accounting principles                 $     0.99    $  1.84     $  4.15
   Cumulative effect of changes in accounting principles                                    (0.03)     (2.95)       0.01
------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                   $     0.96    $ (1.11)    $  4.16
------------------------------------------------------------------------------------------------------------------------

                                                          SEE PAGES F-6-F-43 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)

-------------------------------------------------------------------------------------------------------------------------
December 31                                                                                           2003        2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                           $ 3,273      $3,678
Marketable debt securities                                                                               25         465
Accounts and notes receivable, net (Note 12)                                                          4,218       3,884
Inventories (Note 13)                                                                                 4,107       4,409
Prepaid expenses                                                                                        208         175
Income taxes (Note 9)                                                                                 1,141         848
Assets held for sale (Note 5)                                                                         5,490           -
-------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                              18,462      13,459
-------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (Note 14)                                                              24,149      33,732
Less: Accumulated depreciation                                                                       14,257      20,446
-------------------------------------------------------------------------------------------------------------------------
   Net property, plant and equipment                                                                  9,892      13,286
-------------------------------------------------------------------------------------------------------------------------
GOODWILL (Note 15)                                                                                    1,939       1,167
OTHER INTANGIBLE ASSETS (Note 15)                                                                     2,986       3,109
INVESTMENT IN AFFILIATES (Note 16)                                                                    1,304       2,047
OTHER ASSETS (Notes 9 and 17)                                                                         2,456       1,553
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                               $37,039     $34,621
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable (Note 18)                                                                          $ 2,412      $2,727
Short-term borrowings and capital lease obligations (Note 19)                                         5,914       1,185
Income taxes (Note 9)                                                                                    60          47
Other accrued liabilities (Note 20)                                                                   2,963       3,137
Liabilities held for sale (Note 5)                                                                    1,694           -
-------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                                         13,043       7,096
-------------------------------------------------------------------------------------------------------------------------
LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS (Note 21)                                          4,301       5,647
OTHER LIABILITIES (Note 22)                                                                           8,909       9,829
DEFERRED INCOME TAXES (Note 9)                                                                          508         563
-------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                                 26,761      23,135
-------------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS (Note 23)                                                                            497       2,423
-------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES (Note 24)
STOCKHOLDERS' EQUITY (next page)
Preferred stock, without par value - cumulative; 23,000,000 shares authorized;
issued at December 31:
   $4.50 Series - 1,672,594 shares (callable at $120)                                                   167         167
   $3.50 Series - 700,000 shares (callable at $102)                                                      70          70
Common stock, $.30 par value; 1,800,000,000 shares authorized;
   Issued at December 31, 2003 - 1,084,325,552; 2002 - 1,080,981,877                                    325         324
Additional paid-in capital                                                                            7,522       7,377
Reinvested earnings                                                                                  10,185      10,619
Accumulated other comprehensive income (loss)                                                        (1,761)     (2,767)
Common stock held in treasury, at cost
   (Shares: December 31, 2003 and 2002 - 87,041,427)                                                 (6,727)     (6,727)
-------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                                         9,781       9,063
-------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                               $37,039     $34,621
-------------------------------------------------------------------------------------------------------------------------

                                                        SEE PAGES F-6-F-43 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Note 25)

(DOLLARS IN MILLIONS, EXCEPT PER SHARE)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Accumulated                                          Total
                                              Additional                 Other                               Total     Comprehensive
                           Preferred  Common   Paid-In   Reinvested  Comprehensive              Treasury  Stockholders'    Income
                             Stock    Stock    Capital    Earnings    Income (Loss)  Flexitrust   Stock      Equity        (Loss)
------------------------------------------------------------------------------------------------------------------------------------
2001
Balance January 1, 2001       $237    $339     $7,659     $12,153        $(188)       $(174)    $(6,727)    $13,299
------------------------------------------------------------------------------------------------------------------------
Net income                                                  4,339                                             4,339       $ 4,339
Cumulative translation adjustment                                          (19)                                 (19)          (19)
Cumulative effect of a change in
   accounting principle                                                      6                                    6             6
Net revaluation and clearance of
   cash flow hedges to earnings                                            (32)                                 (32)          (32)
Minimum pension liability                                                  (16)                                 (16)          (16)
Net unrealized loss on securities                                          (24)                                 (24)          (24)
                                                                                                                        ------------
Total comprehensive income                                                                                                $ 4,254
                                                                                                                        ------------
Common dividends ($1.40 per share)                         (1,450)                                           (1,450)
Preferred dividends                                           (10)                                              (10)
Treasury stock
   Acquisition                                                                                   (1,818)     (1,818)
   Retirement                          (12)      (291)     (1,515)                                1,818           -
Common stock issued

   Flexitrust                                     (47)                                  165                     118
Compensation plans                                 59                                                            59
Adjustments to market value                        (9)                                    9                       -
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001     $237    $327     $7,371     $13,517          $(273)     $   -      $(6,727)   $14,452
------------------------------------------------------------------------------------------------------------------------
2002
Net loss                                                   (1,103)                                           (1,103)      $(1,103)
Cumulative translation adjustment                                             61                                 61            61
Net revaluation and clearance of
   cash flow hedges to earnings                                               (7)                                (7)           (7)
Minimum pension liability                                                 (2,532)                            (2,532)       (2,532)
Net unrealized loss on securities                                            (16)                               (16)          (16)
                                                                                                                        ------------
Total comprehensive loss                                                                                                  $(3,597)
                                                                                                                        ------------
Common dividends ($1.40 per share)                         (1,391)                                           (1,391)
Preferred dividends                                           (10)                                              (10)
Treasury stock
   Acquisition                                                                                      (470)      (470)
   Retirement                           (3)       (73)       (394)                                   470          -
Common stock issued                                24                                                            24
Compensation plans                                 55                                                            55
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002     $237    $324     $7,377     $10,619        $(2,767)     $   -      $(6,727)    $9,063
------------------------------------------------------------------------------------------------------------------------
2003
Net income                                                    973                                               973       $   973
Cumulative translation adjustment                                            114                                114           114
Net revaluation and clearance of
   cash flow hedges to earnings                                               25                                 25            25
Minimum pension liability                                                    858                                858           858
Net unrealized gain on securities                                              9                                  9             9
                                                                                                                        ------------
Total comprehensive income                                                                                                $ 1,979
                                                                                                                        ------------
Common dividends ($1.40 per share)                         (1,397)                                           (1,397)
Preferred dividends                                           (10)                                              (10)
Treasury stock
   Acquisition                                                                                         -          -
   Retirement                            -          -           -                                      -          -
Common stock issued                      1         65                                                            66
Compensation plans                                 80                                                            80
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2003     $237    $325     $7,522     $10,185        $(1,761)     $   -      $(6,727)   $ 9,781
------------------------------------------------------------------------------------------------------------------------------------

                                                                  SEE PAGES F-6-F-43 FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      E. I. DU PONT DE NEMOURS AND COMPANY
                        CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN MILLIONS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                           2003       2002        2001
---------------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATIONS
Net income (loss)                                                                      $    973     $(1,103)     $4,339
Adjustments to reconcile net income to cash provided by operations:
   Cumulative effect of changes in accounting principles (Note 10)                           29       2,944         (11)
   Depreciation                                                                           1,355       1,297       1,320
   Amortization of goodwill and other intangible assets                                     229         218         434
   Separation charges - Textiles & Interiors (Note 5)                                     1,620           -           -
   Goodwill impairment - Textiles & Interiors (Note 6)                                      295           -           -
   Gain on sale of DuPont Pharmaceuticals (Note 7)                                            -         (25)     (6,136)
   Other noncash charges and credits - net                                                  334         833       1,000
   Decrease (increase) in operating assets:
      Accounts and notes receivable                                                        (852)        468         435
      Inventories and other operating assets                                               (125)       (476)       (362)
   Increase (decrease) in operating liabilities:
      Accounts payable and other operating liabilities                                      (51)       (158)       (408)
      Accrued interest and income taxes (Notes 3 and 9)                                  (1,218)     (1,559)      1,843
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by operations                                                      2,589       2,439       2,454
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment                                               (1,713)     (1,280)     (1,494)
Investments in affiliates                                                                   (71)       (136)       (140)
Payments for businesses (net of cash acquired)                                           (1,527)       (697)        (78)
Proceeds from sales of assets                                                                17         196         253
Net cash flows related to sale of DuPont Pharmaceuticals (Note 7)                             -        (122)      7,798
Purchase of beneficial interest in securitized trade receivables                           (445)          -           -
Maturity/repayment of beneficial interest in securitized trade receivables                  445           -           -
Net decrease (increase) in short-term financial instruments                                 458        (318)         (2)
Forward exchange contract settlements                                                      (631)       (264)         93
Miscellaneous - net                                                                          92          29        (117)
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by (used for) investing activities                                (3,375)     (2,592)      6,313
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid to stockholders                                                           (1,407)     (1,401)     (1,460)
Net increase (decrease) in short-term (less than 90 days) borrowings                      3,824         607      (1,588)
Long-term and other borrowings:
   Receipts                                                                                 553         934         904
   Payments                                                                                (954)     (1,822)     (2,342)
Acquisition of treasury stock (Note 25)                                                       -        (470)     (1,818)
Proceeds from exercise of stock options                                                      52          34         153
Increase in minority interests (Note 23)                                                      -           -       1,980
Redemption of minority interest structures (Note 23)                                     (2,037)          -           -
---------------------------------------------------------------------------------------------------------------------------
         Cash provided by (used for) financing activities                                    31      (2,118)     (4,171)
---------------------------------------------------------------------------------------------------------------------------
Net cash flow from discontinued operations(1)                                                 -           -        (110)
Effect of exchange rate changes on cash                                                     425         186        (263)
---------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       $   (330)    $(2,085)     $4,223
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            3,678       5,763       1,540
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $  3,348(2)    $3,678      $5,763
---------------------------------------------------------------------------------------------------------------------------
                                                           See pages F-6-F-43 for Notes to Consolidated Financial Statements.

(1) Payment of direct expenses related to the Conoco divestiture.

(2) Includes cash classified as assets held for sale within the Consolidated Balance Sheet (Note 5).

                      E. I. DU PONT DE NEMOURS AND COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DuPont follows accounting principles generally accepted in the United States of America. The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

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

REVENUE RECOGNITION

The company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with terms of the agreement, title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold at the time revenue is recorded. Royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable, and collectibility is reasonably assured.

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

Other assets includes long-term investments in securities, which comprises marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders' equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in Other income. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost. See Note 17.

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

Maintenance and repairs are charged to operations; replacements and improvements are capitalized. In situations where significant maintenance activities are planned at manufacturing facilities, the company accrues in advance the costs expected to be incurred. Historically, the company's accruals for maintenance activities have not been significant.

GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the company no longer amortizes goodwill and indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company's fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in income from operations.

Definite-lived intangible assets, such as purchased technology, patents, and customer lists are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The company's fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

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

ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. Asset retirement obligations are recorded at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from 1 to 20 years.

INSURANCE/SELF-INSURANCE

The company self-insures certain risks where permitted by law or regulation, including workers' compensation, vehicle liability, and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors, and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks.

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

STOCK-BASED COMPENSATION

The company has stock-based employee compensation plans which are described more fully in Note 26. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all new awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of Net income (loss), is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on Net income (loss) and earnings (loss) per share as if the fair value based method had been applied in each period.

--------------------------------------------------------------------------------
                                         2003       2002        2001
--------------------------------------------------------------------------------
Net income (loss),
   as reported                           $973     $(1,103)    $4,339
Add: Stock-based employee
   compensation expense
   included in reported
   net income (loss),
    net of related tax effects             31           3          2
Deduct: Total stock-based
   employee compensation
   expense determined
   under fair value based
   method for all awards, net
   of related tax effects                 125         171        110
--------------------------------------------------------------------------------
Pro forma net income (loss)              $879     $(1,271)    $4,231
--------------------------------------------------------------------------------
Earnings (loss) per share:
   Basic-as reported                    $0.97      $(1.12)     $4.18
--------------------------------------------------------------------------------
   Basic-pro forma                      $0.87      $(1.29)     $4.07
--------------------------------------------------------------------------------
   Diluted-as reported                  $0.96      $(1.11)     $4.16
--------------------------------------------------------------------------------
   Diluted-pro forma                    $0.87      $(1.28)     $4.05
--------------------------------------------------------------------------------

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

Cash flows from derivative instruments are generally reported as investing activities in the Consolidated Statement of Cash Flows. However, cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged.

See Note 29 for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

RECLASSIFICATIONS

Certain reclassifications of prior years' data have been made to conform to 2003 classifications.

ACCOUNTING STANDARDS ISSUED NOT YET ADOPTED

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities, and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The company has not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004.

The company has identified two non-consolidated entities as VIEs where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and the other entity is a real estate rental operation. The company guarantees all debt obligations of these entities, which totaled $136 at December 31, 2003. These amounts are included within obligations for equity affiliates and others in Note 24. In accordance with the provisions of FIN 46, the company will consolidate these VIEs as of March 31, 2004. The company does not expect the consolidation of these VIEs to have a material effect on the consolidated results of operations or financial position.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. As permitted under FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the company did not reflect the effects of this Act in its Consolidated Financial Statements and accompanying Notes. In January 2004, the company amended its U.S. medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors. As a result of this plan amendment, FAS 106-1 will not apply to the company. See further discussion of plan amendment at Note 28.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements. The company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.

2. OTHER INCOME

--------------------------------------------------------------------------------
                                              2003       2002     2001
--------------------------------------------------------------------------------
Royalty income(1)                            $ 141       $128     $155

Interest income, net of miscellaneous
   interest expense                             70         97      146

Equity in earnings (losses) of
   affiliates (Note 16)                         10         36      (43)

Net gains on sales of assets                    17         30       47

Net exchange losses                           (134)(2)   (294)(2)  (29)

Cozaar(R)/Hyzaar(R)income                      573        469      321

Miscellaneous income and
   expenses - net                               57         50       47
--------------------------------------------------------------------------------
                                             $ 734       $516     $644
--------------------------------------------------------------------------------

(1) Excludes Cozaar(R)/Hyzaar(R)royalties which are reported within Cozaar(R)/Hyzaar(R)income.

(2) 2003 and 2002 include net exchange losses of $164 and $231, respectively, which resulted from hedging an increased net monetary asset position and a weakening U.S. dollar. Such losses are largely offset by associated tax benefits. 2003 also includes an exchange gain of $30 from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of the minority shareholders' interest in DuPont Canada Inc. (see Note 27). 2002 includes an exchange loss of $63 due to the mandatory conversion of the company's U.S. dollar denominated trade receivables to Argentine pesos and moving from a preferential to a free market exchange rate.

3. INTEREST EXPENSE
--------------------------------------------------------------------------------
                                   2003     2002     2001
--------------------------------------------------------------------------------
Interest incurred                  $376     $404     $652

Interest capitalized                (29)     (45)     (62)
--------------------------------------------------------------------------------
                                   $347     $359     $590
--------------------------------------------------------------------------------

Interest incurred in 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors.

Interest paid was $357 in 2003, $402 in 2002, and $641 in 2001.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

2003 ACTIVITIES

During 2003, the company did not institute any significant restructuring programs. Benefits of $17 were recorded for changes in estimates related to restructuring initiatives undertaken in prior years.

2002 ACTIVITIES

During 2002, the company recorded a net charge of $290. Charges of $353 relate to restructuring programs instituted in 2002 in Coatings & Color Technologies and Textiles & Interiors, as well as asset write-downs in Agriculture & Nutrition and Textiles & Interiors. These charges reduced segment earnings as follows: Agriculture & Nutrition - $37; Coatings & Color Technologies - $69; Textiles & Interiors - $247. These charges were partially offset by a benefit of $63 related to revisions in estimates associated with 2001 and 2000 in the amounts of $31 and $2, respectively (discussed below), as well as $30 resulting from a favorable litigation settlement discussed below under Other Activities.

AGRICULTURE & NUTRITION

Within Agriculture & Nutrition, an impairment charge of $37 was recorded in connection with the company reaching a definitive agreement to sell a European manufacturing facility that was no longer required under the strategic business plan. This charge principally covered the write-down of the net book value of the facilities to fair value less costs to sell. The sale was completed in 2003 with a net benefit of $1 reflecting an adjustment to the original impairment charge.

COATINGS & COLOR TECHNOLOGIES

A restructuring program was instituted within Coatings & Color Technologies to enhance its position as a leader in the highly competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. Charges of $69 relate to employee termination payments for approximately 775 employees involved in technical, manufacturing, marketing and administrative activities. The termination program was authorized and benefits were communicated to employees in the fourth quarter 2002, and such benefits may be settled over time or at the time of termination. At December 31, 2003, approximately $30 had been settled and charged against the related liability. Essentially all employees

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

had been terminated as of December 31, 2003, thereby completing this portion of the program. In 2003, a net benefit of $4 was recorded to reflect lower estimated benefit settlements to terminate employees.

TEXTILES & INTERIORS

A restructuring program was initiated within Textiles & Interiors to better align the business with accelerating structural changes to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. Charges resulting from these activities totaled $208. The charges include $153 related to termination payments for approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities. The termination program was authorized and benefits were communicated to employees in the second quarter 2002, and such benefits may be settled over time or at the time of termination. At December 31, 2003, approximately $104 had been settled and charged against the related liability. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program. In 2003, a net benefit of $5 was recorded to reflect lower estimated benefit settlements to terminate employees.

Charges of $55 relate to the write-down of operating facilities that were shut down during the second quarter principally due to transferring production to more cost competitive facilities. These charges cover the net book value of facilities in the United States and South America of $42 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap of $13. Dismantlement and removal activities were completed in 2003. At December 31, 2003, approximately $13 had been settled and charged against the liability for dismantlement and removal. The effect of these shutdowns on operating results was not material.

The company also recorded a charge of $39 associated with its decision to withdraw from a joint venture in China due to depressed market conditions. The charge covers the write-off of the company's investment in this joint venture.

Account balances and activity for the 2002 restructuring programs are summarized below:

--------------------------------------------------------------------------------
                             Write-     Employee     Other
                              down     Separation    Exit
                            of Assets     Costs      Costs      Total
--------------------------------------------------------------------------------
Charges to income in 2002      $118       $222       $ 13       $353
Changes to accounts
   Employee separation
      settlements                          (42)                  (42)
   Facility shutdowns          (118)                            (118)
   Other expenditures                                  (7)        (7)
--------------------------------------------------------------------------------
Balance at
   December 31, 2002           $  -       $180       $  6       $186
--------------------------------------------------------------------------------
Changes to accounts
   Credits to income in 2003     (1)        (9)                  (10)
   Employee separation
      settlements                          (92)                  (92)
   Facility shutdowns             1                                1
   Other expenditures                                  (6)        (6)
--------------------------------------------------------------------------------
Balance at
   December 31, 2003           $  -       $ 79       $  -       $ 79
--------------------------------------------------------------------------------

2001 ACTIVITIES

During 2001, the company recorded a net charge of $1,078. Charges of $1,087 are discussed below. These charges were partially offset by a benefit of $9 to reflect changes in estimates related to restructuring initiatives discussed below under Other Activities.

Restructuring programs were instituted in 2001 to further align resources consistent with the specific missions of the company's segments thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions, particularly in the United States. In addition, write-downs of assets were recorded in Agriculture & Nutrition and Textiles & Interiors. Charges related to these activities totaling $1,087 reduced segment earnings as follows: Agriculture & Nutrition - $154; Coatings
& Color Technologies - $67; Electronic & Communication Technologies - $40; Performance Materials - $71; Safety & Protection - $51; Textiles & Interiors - $647; and Other - $57. These charges were partially offset by a net benefit in 2002 of $31 that increased earnings principally in Agriculture & Nutrition - $4; Coatings & Color Technologies - $2; Performance Materials - $4; Safety & Protection - $4; Textiles & Interiors - $14; and Other - $2. In 2003, an additional net benefit of $6 increased earnings in Agriculture & Nutrition - $1; Electronic & Communication Technologies - $2; Textiles & Interiors - $2; and Other - $1.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

These charges included $432 related to termination payments for approximately 5,500 employees involved in technical, manufacturing, marketing and administrative activities. Charges have been reduced by estimated reimbursements pursuant to a manufacturing alliance with a third party. These charges reduced segment earnings as follows: Agriculture & Nutrition - $64; Coatings & Color Technologies - $38; Electronic & Communication Technologies - $40; Performance Materials - $48; Safety & Protection - $33; Textiles & Interiors - $152; and Other - $57. The termination program was authorized and benefits were communicated to employees in the second quarter 2001, and such benefits may be settled over time or at the time of termination. A net benefit of $15 was recorded in 2002 to reflect lower estimated benefit settlements to terminated employees principally in Agriculture & Nutrition - $2; Coatings & Color Technologies - $2; Safety & Protection - $2; Textiles & Interiors - $5; and Other - $2. An additional net benefit of $6 was recorded in 2003 to reflect lower estimated benefit settlements to terminated employees in Agriculture & Nutrition - $1; Electronic & Communication Technologies - $2; Textile & Interiors - $2; and Other - $1. At December 31, 2003, approximately $390 had been settled and charged against the related liability. At June 30, 2002, essentially all employees had been terminated, thereby completing this portion of the program.

These charges also included $293 related to the write-down of operating facilities that were shut down principally due to transferring production to more cost competitive facilities. The charge covers the net book value of the facilities of $214 and the estimated dismantlement and removal costs less proceeds from the sale of equipment and scrap and reimbursements from third parties of $79. The largest component which totals $225 relates to the shutdown of Textiles & Interiors manufacturing facilities in Argentina; Germany; Camden, South Carolina; Chattanooga, Tennessee; Seaford, Delaware; and Wilmington and Kinston, North Carolina. Other charges of $68 are principally related to the shutdown of operating facilities in Agriculture & Nutrition, Performance Materials and Safety & Protection. A net benefit of $16 was recorded in 2002 principally to reflect lower dismantlement and removal costs in Agriculture & Nutrition - $2; Performance Materials - $3; Safety & Protection - $2; and Textiles & Interiors - $8. At December 31, 2003, $63 had been settled and charged against the liability for dismantlement and removal, thereby completing this portion of the program. The effect of these shutdowns on operating results was not material.

In connection with the final integration of the Herberts acquisition by Coatings & Color Technologies, a charge of $20 relates to the cancellation of contractual agreements which had been settled and charged against this liability at December 31, 2003. Termination of services under these contractual agreements were completed in 2002. The effect of these contract terminations on operating results was not material.

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

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

Account balances and activity for the 2001 programs are summarized below:

--------------------------------------------------------------------------------
                                  Write-    Employee    Other
                                   down    Separation   Exit
                                of Assets    Costs      Costs    Total
--------------------------------------------------------------------------------
Charges to income in 2001          $556      $432        $99    $1,087
Changes to accounts
   Asset impairments               (342)                          (342)
   Employee separation
      settlements                            (217)                (217)
   Facility shutdowns              (214)                          (214)
   Other expenditures                                    (28)      (28)
--------------------------------------------------------------------------------
Balance at
   December 31, 2001               $  -      $215        $71    $  286
--------------------------------------------------------------------------------
Changes to accounts
   Credits to income
      in 2002                                 (15)       (16)      (31)
   Employee separation
      settlements                            (154)                (154)
   Other expenditures                                    (53)      (53)
--------------------------------------------------------------------------------
Balance at
   December 31, 2002               $  -      $ 46        $ 2    $   48
--------------------------------------------------------------------------------
Changes to accounts
   Credits to income in 2003                   (6)                  (6)
   Employee separation
      settlements                             (19)                 (19)
   Other expenditures                                     (2)       (2)
--------------------------------------------------------------------------------
Balance at
   December 31, 2003               $  -      $ 21        $ -    $   21
--------------------------------------------------------------------------------

OTHER ACTIVITIES

During 2000 and 1999, the company implemented activities involving employee terminations and write-downs of assets. For the 2000 activities, a benefit of $2 was recorded in 2002 to reflect higher than expected proceeds from the sale of business assets, and an additional benefit of $2 was recorded in 2001 to reflect lower than expected costs associated with contract cancellations, both of which were related to Coatings & Color Technologies. For the 1999 activities, a net benefit of $7 was recorded in 2001 to reflect lower than expected costs, principally in Agriculture & Nutrition. Both year's programs are now complete. The remaining employee separation settlements totaling $5 largely represent stipulated installment payments to terminated employees. Also, in 2002 the company recorded a benefit of $30 in Textiles & Interiors, and an additional benefit of $1 in 2003 resulting principally from a favorable litigation settlement associated with the company's exit from a joint venture in China in 1999.

5. SEPARATION ACTIVITIES - TEXTILES & INTERIORS

The company recorded charges of $1,620 related to the separation of substantially all of the net assets of the Textiles & Interiors segment as described below.

On November 17, 2003, the company and Koch Industries, Inc. (Koch), announced that they had reached a definitive agreement to sell substantially all of the net assets related to the Textiles & Interiors segment to subsidiaries of Koch for approximately $4,400. These net assets and related businesses are referred to as INVISTA. This $4,400 includes the assumption of approximately $270 of debt by the buyer. In addition, the company is involved in ongoing negotiations to sell certain other Textiles & Interiors segment assets. The company wrote down these assets to be sold to estimated fair market value and recorded other separation charges as follows: property, plant and equipment of $1,168; intangible assets (excluding goodwill, see Note 6) of $57; equity affiliates of $293; a pension curtailment loss of $78 and other separation costs of $24. The write-downs were based on estimated fair values as determined through a combination of negotiations to sell the assets and cash flow projections. Additional charges and credits related to the sale of these assets could occur. The company expects the transaction with Koch to close during the first half of 2004.

The following represents the major classes of assets and liabilities held for sale:

--------------------------------------------------------------------------------
                                               December 31,
                                                   2003
--------------------------------------------------------------------------------
Cash and cash equivalents                         $   75
Accounts and notes receivable                        967
Inventories                                          661
Property, plant & equipment (net)                  3,128
Other intangible assets (net)                        193
Investment in affiliates                             329
Prepaid expenses and other assets                    137
--------------------------------------------------------------------------------
    Assets held for sale                          $5,490
--------------------------------------------------------------------------------
Accounts payable                                  $  510
Borrowings and capital lease obligations             264
Net deferred tax liability                           316
Other liabilities                                    511
Minority interests                                    93
--------------------------------------------------------------------------------
    Liabilities held for sale                     $1,694
--------------------------------------------------------------------------------

Upon closing of the pending sale of INVISTA, the company will indemnify Koch against certain liabilities primarily related to taxes, legal matters, environmental matters, and representa-

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

tions and warranties. The company is currently in the process of determining the fair value of these indemnities and will record the fair value of these indemnities upon closing of the transaction. Under the definitive agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed approximately $1,400. The remaining indemnities are not limited to this maximum payment amount. The company does not believe that the fair value of these indemnities will have a material impact on the future liquidity of the company.

6. GOODWILL IMPAIRMENT - TEXTILES & INTERIORS

In connection with the pending sale of INVISTA, the company was required to test the related goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded its fair value, and accordingly, the company recorded an impairment charge of $295 to write off all of the associated goodwill. This write-off was based on an estimate of fair value as determined by the negotiated sales price of the INVISTA net assets.

7. GAIN ON SALE OF DUPONT PHARMACEUTICALS

On October 1, 2001, the company sold substantially all of the net assets of DuPont Pharmaceuticals to Bristol-Myers Squibb Company and recorded net proceeds of $7,798. The company has retained its interest in the collaboration relating to Cozaar(R)/Hyzaar(R) antihypertensive drugs.

The unaudited results of operations for the business sold to Bristol-Myers Squibb for the nine months ended September 30, 2001, were as follows:

--------------------------------------------------------------------------------
                                                     2001
--------------------------------------------------------------------------------
Sales                                                $902
After-tax operating loss*                            (289)
--------------------------------------------------------------------------------

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

8. GAIN ON SALE OF INTEREST BY SUBSIDIARY - NONOPERATING

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's protein technologies business and Bunge's North American and European ingredients operations. As a result of this transaction, the company's ownership interest in the protein technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62, as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge. See Note 27 for additional information.

9. PROVISION FOR INCOME TAXES
--------------------------------------------------------------------------------
                                         2003       2002       2001
--------------------------------------------------------------------------------
Current tax expense (benefit):
   U.S. federal                       $    14    $    20     $1,384
   U.S. state and local                    (1)       (62)       120
   International                          297        225        376
--------------------------------------------------------------------------------
                                          310        183      1,880
--------------------------------------------------------------------------------
Deferred tax expense (benefit):
   U.S. federal                          (642)       (71)       565
   U.S. state and local                    15         37         22
   International                         (613)        36          -
--------------------------------------------------------------------------------
                                       (1,240)         2        587
Provision for income taxes            $  (930)   $   185     $2,467
--------------------------------------------------------------------------------
Stockholders' equity:

   Stock compensation (1)                 (11)       (12)       (38)
   Cumulative effect of a change in
       accounting principle (2)             -          -          4
   Net revaluation and clearance of
      cash flow hedges to earnings (2)     16         (4)       (20)
   Minimum pension liability (2)          453     (1,237)       (10)
   Net unrealized gains (losses)
      on securities (2)                    (1)        (1)       (15)
--------------------------------------------------------------------------------
                                      $  (473)   $(1,069)    $2,388
--------------------------------------------------------------------------------

(1) Represents deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect net income.

(2) Represents deferred tax charges (benefits) recorded as a component of Accumulated other comprehensive income (loss) in stockholders' equity. See
     Note 25.

Total income taxes paid on worldwide operations were $278 in 2003, $1,691 in 2002, and $456 in 2001.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

Deferred income taxes result from temporary differences between the financial and tax basis of the company's assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards included in the deferred income tax provision are as follows:

--------------------------------------------------------------------------------
                                             2003          2002        2001
--------------------------------------------------------------------------------
Depreciation                               $  (131)       $  29        $ (3)
Accrued employee benefits                       14          119         202
Other accrued expenses                          93          (85)        (14)
Inventories                                    (17)          17          63
Unrealized exchange gain (loss)                 17            -          (2)
Investment in subsidiaries and affiliates     (340)          31          31
Amortization of intangibles                    (11)        (168)        296
Other temporary differences                   (275)         166          30
Tax loss/tax credit carryforwards           (1,537)        (114)        (38)
Valuation allowance change - net               947            7          22
--------------------------------------------------------------------------------
                                           $(1,240)       $   2        $587
--------------------------------------------------------------------------------

The significant components of deferred tax assets and liabilities at December 31, 2003, and 2002, are as follows:

--------------------------------------------------------------------------------
                                        2003               2002
--------------------------------------------------------------------------------
Deferred Tax                     Asset    Liability   Asset   Liability
--------------------------------------------------------------------------------
Depreciation                  $     -     $1,602     $    -    $1,975
Accrued employee benefits       2,695        364      3,157       379
Other accrued expenses            363          4        502         2
Inventories                       184        177        173       196
Unrealized exchange gains           6         50         23         6
Tax loss/tax credit
   carryforwards                1,749          -        362         -
Investment in subsidiaries
   and affiliates                 190          -          2       188
Amortization of intangibles        70        734         89       774
Other                             626        520        417       536
--------------------------------------------------------------------------------
                              $ 5,883     $3,451     $4,725    $4,056
Valuation allowance            (1,083)                 (239)
--------------------------------------------------------------------------------
                              $ 4,800                $4,486
--------------------------------------------------------------------------------

The change in the net deferred tax position from 2002 to 2003 is principally due to the recording of a deferred tax asset in two European subsidiaries for their tax basis investment losses and the reclassification of certain INVISTA deferred tax assets and liabilities to assets and liabilities held for sale.

Current deferred tax assets of $863 and $594 at December 31, 2003, and 2002, respectively, are included in the caption Income taxes within current assets of the Consolidated Balance Sheet. In addition, deferred tax assets of $1,054 and $441 are included in Other assets at December 31, 2003, and 2002, respectively. See Note 17. Deferred tax liabilities of $60 and $42 at December 31, 2003, and 2002, respectively, are included in the caption Income taxes within current liabilities of the Consolidated Balance Sheet.

An analysis of the company's effective income tax rate (EITR) follows:

--------------------------------------------------------------------------------
                                               2003     2002     2001
--------------------------------------------------------------------------------
Statutory U.S. federal income tax rate         35.0%    35.0%    35.0%
Separation charges related to INVISTA          83.8        -        -
Tax basis investment losses on foreign
   subsidiaries                              (467.5)       -        -
International operations, including
   settlements                               (238.8)   (19.0)    (0.8)
Lower effective tax rate on export sales      (23.8)    (2.2)    (0.6)
Domestic operations                           (45.2)    (2.1)     1.0
Postemployment costs                              -     (2.3)       -
State taxes                                     6.2     (0.7)     1.4
--------------------------------------------------------------------------------
                                            (650.3)%     8.7%    36.0%
--------------------------------------------------------------------------------

The change in EITR for 2003 is primarily impacted by the recording of deferred tax assets in two European subsidiaries for their tax basis investment losses recognized on local tax returns. In addition, the impact of jurisdictional mix and other tax benefits was magnified by the low level of pretax earnings for the year.

Income before income taxes and minority interests shown below is based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, the income tax provision shown above as United States or international does not correspond to the earnings shown in the following table:

--------------------------------------------------------------------------------
                                   2003      2002      2001
--------------------------------------------------------------------------------
United States (including exports)  $(174)   $1,227    $6,131
International                        317       897       713
--------------------------------------------------------------------------------
                                   $ 143    $2,124    $6,844
--------------------------------------------------------------------------------

At December 31, 2003, unremitted earnings of subsidiaries outside the United States totaling $13,464 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward, subject to statutory limitations, to reduce taxable income or taxes payable in a future year. At December 31, 2003, the tax effect of such carryforwards approximated $1,749. Of this amount, $1,310 has no expiration date, $44 expires after 2003 but before the end of 2008, and $395 expires after 2008.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

10. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2003, the company adopted SFAS No. 143, which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists.

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide in the Coatings & Color Technologies segment. The adoption of SFAS No. 143 resulted in a charge of $46 ($29 after-tax) which has been reported as a cumulative effect of a change in accounting principle. Such amount represents the difference between assets and liabilities recognized prior to the application of this statement and the net amounts recognized pursuant to this statement.

The estimated asset retirement obligation would have been $56 on January 1, 2002, and $60 on December 31, 2002, had this statement been applied as of January 1, 2002. Set forth below is a reconciliation of the company's estimated asset retirement obligations from January 1, 2003 through December 31, 2003.

--------------------------------------------------------------------------------
Balance - January 1, 2003                            $60
--------------------------------------------------------------------------------
   Liabilities incurred                                1
   Accretion expense                                   4
   Revisions in estimated cash flows                  (2)
   Liabilities settled in 2003                        (1)
--------------------------------------------------------------------------------
BALANCE - December 31, 2003                          $62
--------------------------------------------------------------------------------

Had the provisions of SFAS No. 143 been applied as of January 1, 2001, the pro forma effects for the period ended December 31, 2002, and 2001, on Income before cumulative effect of changes in accounting principles and Net income for the periods would have been immaterial.

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

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

11. EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

--------------------------------------------------------------------------------
                              2003           2002             2001
--------------------------------------------------------------------------------
Numerator:
Income before
   cumulative effect
   of changes in
   accounting
   principles                  $1,002         $ 1,841            $4,328
Preferred dividends               (10)            (10)              (10)
--------------------------------------------------------------------------------
Income available
   to common stock-
   holders before
   cumulative effect
   of changes in
   accounting
   principles                     992           1,831             4,318
Cumulative effect
   of changes in
   accounting
   principles                     (29)         (2,944)               11
--------------------------------------------------------------------------------
Net income (loss)
   available to
   common
   stockholders                $  963         $(1,113)           $4,329
--------------------------------------------------------------------------------
Denominator:
   Weighted-average
   number of common
   shares - Basic*        996,717,845     994,355,229     1,035,992,748
Dilutive effect of the
   company's
   employee compen-
   sation plans             3,292,348       4,381,811         5,171,881
--------------------------------------------------------------------------------
Weighted average
   number of common
   shares - Diluted     1,000,010,193     998,737,040     1,041,164,629
--------------------------------------------------------------------------------

* Excludes treasury stock and shares held by the Flexitrust. During 2001, shares in the Flexitrust were depleted and the trust arrangement was terminated.

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation:

--------------------------------------------------------------------------------
                        2003         2002         2001
--------------------------------------------------------------------------------
Average Stock
   Options           69,532,336   53,988,901   41,302,525
--------------------------------------------------------------------------------

12. ACCOUNTS AND NOTES RECEIVABLE

--------------------------------------------------------------------------------
December 31                                      2003     2002
--------------------------------------------------------------------------------
Trade - net of allowances of $187 in 2003
   and $194 in 2002                            $3,427   $2,913
Miscellaneous                                     791      971
--------------------------------------------------------------------------------
                                               $4,218   $3,884
--------------------------------------------------------------------------------

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $148 for 2003, and $176 for 2002.

In 2000, the company entered into an accounts receivable securitization program to sell an interest in a revolving pool of its trade accounts receivable. Subsequently, the company implemented a commercial paper conduit financing program to reduce the financing costs of the accounts receivable securitization program by gaining direct access to the asset backed commercial paper market. During 2003, the company terminated this program and purchased the interest in the revolving pool of trade accounts receivable for $445. These trade accounts receivable were collected in 2003.

Expenses incurred in connection with the accounts receivable securitization program totaled $4, $10, and $27 in 2003, 2002, and 2001, respectively, and are included in Other income. Miscellaneous receivables include an over-collateralization of $214 at December 31, 2002, as provided for under terms of the program.

13. INVENTORIES
--------------------------------------------------------------------------------
December 31                                   2003     2002
--------------------------------------------------------------------------------
Finished products                           $2,401   $2,734
Semifinished products                        1,241    1,239
Raw materials and supplies                     767      880
--------------------------------------------------------------------------------
                                             4,409    4,853
Adjustment of inventories to a LIFO basis     (302)    (444)
--------------------------------------------------------------------------------
                                            $4,107   $4,409
--------------------------------------------------------------------------------

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding Pioneer, inventories valued under the LIFO method comprised 82 percent and 79 percent of consolidated inventories before LIFO adjustment at December 31, 2003, and 2002, respectively. Pioneer inventories of $927 and $826 at December 31, 2003, and 2002, respectively, were valued under the FIFO method.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

14. PROPERTY, PLANT AND EQUIPMENT

--------------------------------------------------------------------------------
December 31                                 2003         2002
--------------------------------------------------------------------------------
Buildings                                 $ 4,121       $4,366
Equipment                                  18,540       27,663
Land                                          412          477
Construction                                1,076        1,226
--------------------------------------------------------------------------------
                                          $24,149      $33,732
--------------------------------------------------------------------------------

Property, plant and equipment includes gross assets acquired under capital leases of $108 and $128 at December 31, 2003 and 2002, respectively; related amounts included in accumulated depreciation were $60 and $54 at December 31, 2003 and 2002, respectively.

15. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL:

Upon adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill was discontinued. Changes in Goodwill for the period ended December 31, 2003 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                           Balance          Goodwill                            Balance
                                                            as of          Adjustments                           as of
                                                        December 31,           and           Goodwill        December 31,
Segment                                                     2002          Acquisitions(1)   Impairment           2003
---------------------------------------------------------------------------------------------------------------------------
Agriculture & Nutrition                                   $  233           $  360 (2)         $   -           $  593
Coatings & Color Technologies                                718               88                 -              806
Electronic & Communication Technologies                      117               61                 -              178
Performance Materials                                          2              218                 -              220
Safety & Protection                                           85               41 (3)             -              126
Textiles & Interiors                                          10              285              (295) (4)           -
Other                                                          2               14                 -               16
---------------------------------------------------------------------------------------------------------------------------

Total                                                     $1,167           $1,067             $(295)          $1,939
---------------------------------------------------------------------------------------------------------------------------

(1) Includes the allocation of goodwill associated with the purchase of shares from minority owners of DuPont Canada Inc. as follows:

--------------------------------------------------------------------------------
Agriculture & Nutrition                             $ (7) (5)
Coatings & Color Technologies                         86
Electronic & Communication Technologies               60
Performance Materials                                218
Safety & Protection                                   17
Textiles & Interiors                                 281
Other                                                 14
--------------------------------------------------------------------------------
    Total                                           $669
--------------------------------------------------------------------------------

(2) Includes $346 related to the formation of the majority-owned venture, The Solae Company and $21 related to Griffin LLC ($1 related to the acquisition of the remaining 50 percent interest in Griffin LLC and $20 related to the reclassification of equity method goodwill). See Note 27.

(3)  Includes $20 related to the acquisition of Antec International.

(4)  Result of goodwill impairment charge. See Note 6.

(5) Reflects the allocation of $30 in goodwill, and the write-off of $37 in pre-existing goodwill attributable to the minority interest in DuPont Canada Inc.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

OTHER INTANGIBLE ASSETS:

The adoption of SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                                          DECEMBER 31, 2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                Gross       Amortization         Net
-----------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION (DEFINITE-LIVED)
-----------------------------------------------------------------------------------------------------------------------
Purchased technology                                                          $2,097          $ (856)         $1,241
Patents                                                                          150             (30)            120
Trademarks                                                                        74             (11)             63
Other (1)                                                                        540            (136)            404
                                                                               2,861          (1,033)          1,828
-----------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION (INDEFINITE-LIVED)
-----------------------------------------------------------------------------------------------------------------------
Trademarks/Tradenames                                                            183               -             183
Pioneer Germplasm 2                                                              975               -             975
-----------------------------------------------------------------------------------------------------------------------
                                                                               1,158               -           1,158
-----------------------------------------------------------------------------------------------------------------------
                                                                              $4,019         $(1,033)         $2,986
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
                                                                                          December 31, 2002
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                                                                                Gross       Amortization         Net
-----------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION (DEFINITE-LIVED)
-----------------------------------------------------------------------------------------------------------------------
Purchased technology                                                          $2,378           $(785)         $1,593
Patents                                                                           77             (22)             55
Trademarks                                                                        55              (9)             46
Other (1)                                                                        395            (126)            269
-----------------------------------------------------------------------------------------------------------------------
                                                                               2,905            (942)          1,963
-----------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION (INDEFINITE-LIVED)
Trademarks/Tradenames                                                            171               -             171
Pioneer Germplasm (2)                                                            975               -             975
-----------------------------------------------------------------------------------------------------------------------
                                                                               1,146               -           1,146
-----------------------------------------------------------------------------------------------------------------------
                                                                              $4,051           $(942)         $3,109
-----------------------------------------------------------------------------------------------------------------------

(1) Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, mineral rights and noncompetition agreements. Totals at December 31, 2003 include those intangibles obtained through the acquisitions of the remaining interest in Griffin LLC and DuPont Canada Inc., and the formation of The Solae Company (see Note 27).

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

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

The aggregate amortization expense for definite-lived intangible assets was $229 for 2003, and is estimated to be $210, $206, $201, $174, and $156 for each of the next five years, respectively.

PRO FORMA EFFECTS OF ADOPTION OF SFAS NO. 142:

The following data is provided to assist users of financial statements in making meaningful comparisons between years subsequent to the adoption of SFAS No. 142 (2003 and 2002) and the year preceding the adoption of SFAS No. 142 (2001).

Amortization expense of $183 (pretax) and $166 (after-tax) was recorded in 2001 related to goodwill and indefinite-lived intangible assets that are no longer being amortized due to adoption of SFAS No. 142. Segment detail related to these amounts (after-tax) is shown below:

--------------------------------------------------------------------------------
Segment                                              2001
--------------------------------------------------------------------------------
Agriculture & Nutrition                              $108
Coatings & Color Technologies                          40
Electronic & Communication Technologies                 4
Performance Materials                                   1
Pharmaceuticals                                         4*
Safety & Protection                                     1
Textiles & Interiors                                    8
--------------------------------------------------------------------------------
                                                     $166
--------------------------------------------------------------------------------

* REPRESENTS AMORTIZATION PRIOR TO DIVESTITURE OF DUPONT PHARMACEUTICALS, WHICH OCCURRED ON OCTOBER 1, 2001.


The following table provides a reconciliation of reported Net income (loss) to adjusted net income (loss) and reported earnings (loss) per share to adjusted earnings (loss) per share amounts for the years 2001 through 2003 as if the nonamortization provisions of SFAS No. 142 had been applied as of January 1, 2001:

--------------------------------------------------------------------------------
                                        2003       2002         2001
--------------------------------------------------------------------------------
Reported net income (loss)              $973     $(1,103)      $4,339
   Add back: Goodwill amortization         -           -          140
   Add back: Equity method goodwill
      amortization                         -           -            7
   Add back: Indefinite-lived
      intangible asset amortization        -           -           19
--------------------------------------------------------------------------------
Adjusted net income (loss)              $973     $(1,103)      $4,505
--------------------------------------------------------------------------------
Basic earnings (loss) per share
  Reported net income (loss)           $0.97     $ (1.12)      $ 4.18
   Add back: Goodwill amortization         -           -         0.13
   Add back: Equity method goodwill
      amortization                         -           -         0.01
   Add back: Indefinite-lived
      intangible asset amortization        -           -         0.02
--------------------------------------------------------------------------------
                                       $0.97     $ (1.12)      $ 4.34
--------------------------------------------------------------------------------
Diluted earnings (loss) per share
  Reported net income (loss)           $0.96     $ (1.11)     $  4.16
   Add back: Goodwill amortization         -           -         0.13
   Add back: Equity method goodwill
      amortization                         -           -         0.01
   Add back: Indefinite-lived
      intangible asset amortization        -           -         0.02
--------------------------------------------------------------------------------
                                       $0.96     $ (1.11)      $ 4.32
--------------------------------------------------------------------------------


16. SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1, Basis of Consolidation) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2003, are DuPont Dow Elastomers LLC, DuPont Teijin Films, and DuPont Sabanci Polyester Europe B.V., all of which are owned 50 percent by DuPont. Dividends received from equity affiliates were $58 in 2003, $84 in 2002 and $50 in 2001.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

--------------------------------------------------------------------------------
                             Year Ended December 31
--------------------------------------------------------------------------------
Results of operations                      2003        2002        2001
--------------------------------------------------------------------------------
Net sales (1)                             $7,052      $6,850     $7,071
Earnings (losses) before income taxes        (19)        155         19
Net income (loss)                           (118)(2)      39         60
--------------------------------------------------------------------------------
DuPont's equity in earnings (losses)
   of affiliates:
      Partnerships (3)                      $ 18         $45       $(21)
      Corporate joint ventures
      (after income taxes)                    (8)         (9)       (22)
--------------------------------------------------------------------------------
                                            $ 10         $36       $(43)
--------------------------------------------------------------------------------

(1)  Includes sales to DuPont of $1,002 in 2003, $911 in 2002 and $799 in 2001.

(2) Includes losses of $120 in DuPont Photomasks, Inc., an equity affiliate in which DuPont has a 20 percent ownership interest.

(3)  Income taxes are reflected in the company's provision for income tax.

--------------------------------------------------------------------------------
Financial position at December 31           2003        2002
--------------------------------------------------------------------------------
Current assets                            $3,367      $3,463
Noncurrent assets                          5,441       5,814
--------------------------------------------------------------------------------
   Total assets                           $8,808      $9,277
--------------------------------------------------------------------------------
Short-term borrowings (1)                 $1,339      $1,178
Other current liabilities                  1,814       1,756
Long-term borrowings (1)                     915       1,199
Other long-term liabilities                  628         730
--------------------------------------------------------------------------------
   Total liabilities                      $4,696      $4,863
--------------------------------------------------------------------------------
DuPont's investment in affiliates
   (includes advances)                    $1,304(2)   $2,047
--------------------------------------------------------------------------------

(1) DuPont's pro rata interest in total borrowings was $1,004 in 2003 and $1,098 in 2002, of which $639 in 2003 and $681 in 2002 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 24.

(2) Reflects a $293 reduction in carrying values due to impairment charges recorded in 2003. In addition, $329 is excluded from the 2003 balance and reported as Assets held for sale on the Consolidated Balance Sheet.

17. OTHER ASSETS

--------------------------------------------------------------------------------
December 31                                 2003     2002
--------------------------------------------------------------------------------
Prepaid pension cost (Note 28)             $ 635   $  146
Intangible pension asset (Note 28)           292      405
Long-term investments in securities          141      143
Deferred income taxes (Note 9)             1,054      441
Miscellaneous                                334      418
--------------------------------------------------------------------------------
                                          $2,456   $1,553
--------------------------------------------------------------------------------

Included within long-term investments in securities are securities for which market values are not readily available of $97 and $110 at December 31, 2003 and 2002, respectively. Also included in long-term investments in securities are securities classified as available-for-sale as follows:

--------------------------------------------------------------------------------
December 31                                 2003     2002
--------------------------------------------------------------------------------
Cost                                         $48      $45
Gross unrealized gains                         6        4
Gross unrealized losses                      (10)     (16)
--------------------------------------------------------------------------------
Fair value                                   $44      $33
--------------------------------------------------------------------------------

2003, 2002 and 2001 proceeds from the sale of equity securities were not material.

18. ACCOUNTS PAYABLE

--------------------------------------------------------------------------------
December 31                                 2003     2002
--------------------------------------------------------------------------------
Trade payables                            $1,691   $1,859
Payables to banks                            181      160
Compensation awards                          134      200
Miscellaneous                                406      508
--------------------------------------------------------------------------------
                                          $2,412   $2,727
--------------------------------------------------------------------------------

Trade payables includes $70 for 2003 and $178 for 2002 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

19. SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------
December 31                                         2003     2002
--------------------------------------------------------------------------------
Commercial paper                                   $4,422     $668
Other loans--various currencies                       201      289
Medium-term notes payable within one year           1,262      200
Industrial development bonds payable on demand         26       26
Capital lease obligations                               3        2
--------------------------------------------------------------------------------
                                                   $5,914   $1,185
--------------------------------------------------------------------------------

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $6,000 and $1,200 at December 31, 2003 and 2002, respectively. The change in estimated fair value in 2003 was due to an increase in short-term debt, primarily commercial paper and notes due within one year.

Unused short-term bank credit lines were approximately $4,100 and $3,900 at December 31, 2003 and 2002, respectively. These lines support short-term borrowings.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2003 and 2002, was 2.0 percent and 3.5 percent, respectively.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

20. OTHER ACCRUED LIABILITIES

--------------------------------------------------------------------------------
December 31                                         2003     2002
--------------------------------------------------------------------------------
Payroll and other employee-related costs           $  598     $663
Accrued postretirement benefits cost (Note 28)        410      400
Miscellaneous                                       1,955    2,074
--------------------------------------------------------------------------------
                                                   $2,963   $3,137
--------------------------------------------------------------------------------

Miscellaneous other accrued liabilities principally includes employee separation costs in connection with the company's restructuring programs, advance customer payments, discounts and rebates, accrued environmental remediation costs (short-term), and forward hedge liabilities.

21. LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

--------------------------------------------------------------------------------
December 31                                         2003     2002
--------------------------------------------------------------------------------
U.S. dollar:
   Industrial development bonds due 2007-2029      $  309     $309
   Medium-term notes due 2003-2048 (1)                611      596(2)
   6.75% notes due 2004 (3)                           946(2)   958
   8.13% notes due 2004 (3)                           316(2)   328
   8.25% notes due 2006 (3)                           213      217
   6.75% notes due 2007 (3)                           487      487
   3.375% notes due 2007 (3)                          401      412
   5.75% notes due 2009                               200      200
   5.88% notes due 2009 (3)                           442      453
   6.88% notes due 2009 (3)                           883      881
   4.75% notes due 2012                               400      400
   7.95% debentures due 2023 (3)                        -       38
   6.50% debentures due 2028                          298      298
   7.50% debentures due 2033 (3)                        -       23
Other loans (various currencies) due 2005-2009         17      198
Capital lease obligations                              40       49
--------------------------------------------------------------------------------
                                                   $5,563   $5,847
--------------------------------------------------------------------------------
Less short-term portion of long-term debt           1,262      200
--------------------------------------------------------------------------------
Total                                              $4,301   $5,647
--------------------------------------------------------------------------------

(1)  Average interest rates at December 31, 2003 and 2002, were 3.6 percent and
     4.9 percent, respectively.

(2)  Includes long-term debt due within one year.

(3) The company has outstanding interest rate swap agreements with notional amounts totaling $2,310. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. The fair value of the swaps at December 31, 2003 and 2002, was $76 and $120, respectively.

Average interest rates on industrial development bonds were 5.8 percent for December 31, 2003 and 2002. Average interest rates on other loans (various currencies) were 4.7 percent at December 31, 2003 and 5.7 percent at December 31, 2002.

Maturities of long-term borrowings, together with sinking fund requirements, are $168, $214, $907 and $1 for the years 2005, 2006, 2007 and 2008, respectively, and $2,971 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $4,700 and $6,200 at December 31, 2003 and 2002, respectively. The change in estimated fair value in 2003 was primarily due to a reduction in long-term debt.

22. OTHER LIABILITIES

--------------------------------------------------------------------------------
December 31                                         2003      2002
--------------------------------------------------------------------------------
Accrued postretirement benefits cost (Note 28)     $5,109   $5,228
Reserves for employee-related costs                 1,647    2,473
Accrued environmental remediation costs               313      299
Miscellaneous                                       1,840    1,829
--------------------------------------------------------------------------------
                                                   $8,909   $9,829
--------------------------------------------------------------------------------

23. MINORITY INTERESTS

In 2001, the company received proceeds of $2,037 from entering into two minority interest transactions. Costs incurred in connection with these transactions totaled $42 and were being amortized on a straight-line basis over a five-year period to Minority interests in earnings of consolidated subsidiaries in the Consolidated Income Statement. The net proceeds adjusted for amortized costs were reported as Minority interests in the Consolidated Balance Sheet.

In 2003, the company redeemed these structures for $2,037, and recorded a charge of $28 primarily to write off the remaining unamortized costs associated with the transactions.

24. COMMITMENTS AND CONTINGENT LIABILITIES

GUARANTEES

On January 1, 2003, the company adopted FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others," which modifies existing disclosure requirements for most guarantees and requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The fair value of guarantees is initially determined by consideration of data in observable markets, comparable transactions and the utilization of probability-weighted

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

discounted net cash flow models. The fair value of guarantees issued or modified from January 1, 2003 through December 31, 2003 was not material.

Information related to the company's guarantees is summarized in the following table:

--------------------------------------------------------------------------------
                                                 December 31,    December 31,
Guarantees                                           2003           2002
--------------------------------------------------------------------------------
Product warranty liability (1)                     $   22         $   22
Indemnification liability (1)                          31             31
Obligations for equity affiliates and others        1,120          1,145
Residual value guarantees (2)                         100            335
Liquidity support (3)                                   -            128
--------------------------------------------------------------------------------
                                                   $1,273         $1,661
--------------------------------------------------------------------------------

(1) Included in the company's Consolidated Financial Statements.

(2) Applicable to the company's synthetic lease programs.

(3) Applicable to the company's accounts receivable securitization program, which was terminated in 2003. See Note 12.

Disclosures about each group of similar guarantees are provided below.

PRODUCT WARRANTY LIABILITY

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The estimated product warranty liability for the company's products as of December 31, 2003 is $22. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranty. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability for 2003:

--------------------------------------------------------------------------------
Balance - December 31, 2002                          $22
  Settlements (cash & in kind)                       (29)
  Aggregate changes - issued 2003                     29
  Aggregate changes - preexisting                      -
--------------------------------------------------------------------------------
Balance - December 31, 2003                         $ 22
--------------------------------------------------------------------------------

INDEMNIFICATIONS

In connection with acquisitions, divestitures and the formation of joint ventures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. The term of these indemnifications, which typically pertain to environmental, tax, and product liabilities, is generally indefinite. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2003 and 2002 is $31. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

OBLIGATIONS FOR EQUITY AFFILIATES & OTHERS

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At December 31, 2003, the company had directly guaranteed $885 of such obligations, excluding guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Of the $885 directly guaranteed obligations, $61 is for short-term (less than one year) bank loans related to customers, $41 is for long-term (1-5 years) bank loans related to customers, $386 is for short-term (less than one year) bank borrowings related to equity affiliates, $253 is for long-term (1-6 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $28 is for revenue bonds (1-12 years), and $13 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 25 percent of the $107 of guaranteed obligations of customers. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2003, the liabilities recorded for these obligations were not material.

The company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $235 as of December 31, 2003. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2003, the company had no liabilities recorded for these obligations.

RESIDUAL VALUE GUARANTEES

As of December 31, 2003, the company had residual value guarantees of $100 related to short-lived equipment under its synthetic lease programs. See further discussion under Operating Leases below.

OPERATING LEASES

The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

During 2003, the company exercised its purchase options in the synthetic lease programs related to corporate aircraft, rail cars, and manufacturing and warehousing facilities, thereby terminating these programs. As a result of these transactions, the company recorded assets of $334 net of a $20 deferred gain associated with the initial sale and leaseback transaction.

As of December 31, 2003 the company had one remaining synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $100 at December 31, 2003. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At December 31, 2003, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $326, $198, $131, $100, and $77 for the years 2004, 2005, 2006, 2007, and 2008, respectively, and $231 for subsequent years, and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $23. Net rental expense under operating leases was $269 in 2003, $247 in 2002, and $223 in 2001.

LITIGATION

BENLATE(R)

In 1991, DuPont began receiving claims by growers that use of Benlate(R) 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate(R) cases is indicated in the table below:

--------------------------------------------------------------------------------
                          Status of Cases At December 31,
--------------------------------------------------------------------------------
                            2003        2002       2001
--------------------------------------------------------------------------------
Filed                         3           2          10
Resolved                     11           5          16
Pending                      96         104         107
--------------------------------------------------------------------------------

Twenty-one of the 96 cases pending against the company at December 31, 2003, were filed by growers who allege plant damage from using Benlate(R) 50 DF and, in some cases, Benlate(R) WP. Forty-three of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Four of the pending cases include claims for alleged personal injuries arising from exposure to Benlate(R) 50 DF and/or Benlate(R) WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate(R) OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in August 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. DuPont has appealed. Oral argument of DuPont's appeal was heard on January 8, 2004, and the com-

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

pany is awaiting the court's decision. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, DuPont has not established a reserve for this matter. A case tried in state court in Florida in 2001 involving alleged damage to orchids, resulted in a jury verdict in favor of DuPont. In November, 2003, the intermediate appellate court reversed the case and ordered a new trial. DuPont has moved for rehearing of that decision. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In 43 cases, plaintiffs who previously settled with the company seek to reopen their settlements through cases alleging fraud and other misconduct relating to the litigation and settlement of their Benlate(R) 50 DF claims. The Florida federal court has dismissed the lead case of the 28 reopener cases pending before it. The dismissal has been affirmed by the 11th Circuit Court of Appeals. The 15 remaining reopener cases are in various stages of development in trial and appellate courts in Florida and Hawaii.

There are currently 4 cases pending involving allegations that Benlate(R) caused birth defects to children exposed in utero. Of these 4 cases, the federal court in West Virginia dismissed one case on the grounds of insufficient scientific support for causation. On January 27, 2004, the Fourth Circuit Court of Appeals affirmed the dismissal. The remaining 3 cases are pending in Delaware. Two of these cases were dismissed for not being timely filed and were appealed to the Delaware Supreme Court. In April of 2003, the Delaware Supreme Court reversed the dismissals and remanded these 2 cases, involving six plaintiffs, to the trial court for further proceedings. In the third case pending in Delaware, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. The case is expected to be scheduled for trial in the second or third quarter of 2004. A fifth case was tried in Florida resulting in a $4 verdict against DuPont. The verdict was reversed at the intermediate appellate level because the plaintiffs' scientific support for causation was insufficient. The case was appealed to the Florida Supreme Court and the verdict for the plaintiffs was reinstated with interest. Further appellate review was denied and the judgment of approximately $6.8 has been paid and the case closed. DuPont does not expect the Florida Supreme Court's decision to have precedential value in the 3 cases pending in Delaware since Florida uses a different standard to determine admissibility.

The 28 cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate(R) OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate(R) OD. One case was tried in the fall of 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The company appealed the judgments in both cases. On September 17, 2003, the intermediate appellate court reversed the adverse verdict against DuPont in the first case and the plaintiffs sought review of this ruling by the Florida Supreme Court. On February 11, 2004 the Florida Supreme Court declined to review the matter. The company will seek entry of judgment in its favor by the trial court. The intermediate appellate court heard oral arguments on the company's appeal of the second case on July 2, 2003, but it has not yet rendered a decision. An accrual has not been established for either case because the company has concluded that it is not probable that the adverse judgments at the trial level ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried in the fall of 2000.

A securities fraud class action was filed in September 1995 by a shareholder in federal district court in Florida against the company and the then-Chairman. The plaintiffs in this case alleged that DuPont made false and misleading statements and omissions about Benlate(R) 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993, and January 27,1995. The district court certified the case as a class action. In March 2003, DuPont entered into an agreement to settle this case for $77.5. The court granted final approval of the settlement on May 30, 2003. The settlement amount has been paid and the case has been closed.

DuPont does not believe that Benlate(R) caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of December 31, 2003, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $250 of its costs and expenses through insurance. While manage-

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

ment recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

PFOA

DuPont uses perfluorooctanoic acid and its salts (collectively referred to as PFOA), as processing aids to manufacture fluoropolymer resins and dispersions at various sites around the world, including its Washington Works plant in West Virginia. DuPont purchased PFOA from a third party until it began manufacturing PFOA in North Carolina in the fall of 2002. Some of the wastestream from the manufacture of PFOA is treated at DuPont's Chambers Works site in New Jersey. DuPont also manufactures fluorinated telomers that are used in soil, stain and grease repellants for the paper, apparel, upholstery and carpet industries. DuPont does not use PFOA as a processing aid in the manufacture of these telomers, although there is evidence indicating that telomer chemistry can form small trace amounts of PFOA.

On April 14, 2003, the United States Environmental Protection Agency (EPA) issued a preliminary risk assessment on PFOA. It indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. However, the EPA has said that it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment and to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. In addition, the EPA invited interested parties to participate in publicly negotiated agreements, known as enforceable consent agreements or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA. DuPont expects that this process will continue well into 2004.

Based on over fifty years of industry experience and extensive scientific study, DuPont believes there is no evidence that PFOA causes any adverse human health effects or harms the environment. However, DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorinated telomers. DuPont, as well as other companies, have outlined plans for continued research, emission reductions activities, and product stewardship activities to help address the EPA's questions.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. In addition, the class seeks diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. The class has been defined as anyone who has consumed drinking water contaminated by PFOA from operations of the Washington Works plant, which could be as large as fifty thousand individuals. The Lubeck Public Service District and plaintiffs recently reached a settlement agreement that has been approved by the court. DuPont does not believe that consumption of drinking water with low levels of PFOA has caused or will cause deleterious health effects. On May 1, 2003, the court entered an order requiring that DuPont sample and analyze the blood for PFOA of the individual class members electing to participate. In addition, the court made certain findings of fact including a finding that PFOA is toxic and hazardous to humans. In response to DuPont's appeal, the West Virginia Supreme Court set aside the trial court's order, including the findings of fact. DuPont intends to defend itself vigorously in this matter. Since DuPont does not believe that its use of PFOA has caused or will cause any deleterious health effects, the company has not established a reserve related to the final outcome of the lawsuit. September 20, 2004 has been set as the trial date for this action.

While management recognizes that it is reasonably possible that losses related to PFOA may be incurred, a range of such losses cannot be reasonably estimated at this time.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

DUPONT DOW ELASTOMERS LLC

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible antitrust violations. DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture in the Performance Materials segment, has been subpoenaed in connection with these investigations. Related civil litigation has been filed against DDE and others, including DuPont. Management recognizes that it is probable that DDE will incur a loss as a result of the investigations and civil litigation; however, a range of such losses cannot be reasonably estimated at this time.

In addition, management recognizes that it is reasonably possible that DuPont may incur a loss in connection with these matters; however, a range of such losses cannot be reasonably estimated at this time.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2003, the company's Consolidated Balance Sheet includes a liability of $380 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2003.

OTHER

The company has continued its long-term relationship with Computer Sciences Corporation (CSC) and Accenture LLP. CSC operates a majority of DuPont's global information systems and technology infrastructure and provides selected applications and software services. Accenture provides enterprise resource planning solutions designed to enhance DuPont's manufacturing, marketing, distribution and customer service. In April 2003, the contract with CSC was revised, resulting in the elimination of the future minimum payments due under the original contract.

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

25. STOCKHOLDERS' EQUITY

In 1998, the company's Board of Directors approved a program to purchase and retire up to 20 million shares of DuPont common stock to offset dilution from shares issued under compensation programs. In July 2000, the Board of Directors approved an increase in the total number of shares remaining to be purchased under the 1998 program from about 16 million shares to

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

the total number of shares of DuPont common stock that could be purchased for $2,500. These purchases were not limited to those needed to offset dilution from shares issued under compensation programs. In 2002, the company completed the 1998 program, purchasing 10.8 million shares for $470. In addition, 43 million shares were purchased for $1,818 in 2001.

The company's Board of Directors authorized a $2,000 share buyback plan in June 2001. As of December 31, 2003, no shares were purchased under this program.

Shares held by the Flexitrust were previously used to satisfy existing employee compensation and benefit programs. During 2001, shares in the Flexitrust were depleted and the trust arrangement was terminated.

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2003:

--------------------------------------------------------------------------------
                                                           Held In
--------------------------------------------------------------------------------
  Shares of common stock          Issued         Flexitrust        Treasury
--------------------------------------------------------------------------------
Balance January 1, 2001        1,129,973,354     (3,601,199)     (87,041,427)
--------------------------------------------------------------------------------
Issued                             2,035,601      3,601,199
Treasury stock
   Acquisition                                                   (43,014,166)
   Retirement                    (43,014,166)                     43,014,166
--------------------------------------------------------------------------------
Balance December 31, 2001      1,088,994,789              -      (87,041,427)
--------------------------------------------------------------------------------
Issued                             2,805,484
Treasury stock
   Acquisition                                                   (10,818,396)
   Retirement                    (10,818,396)                     10,818,396
--------------------------------------------------------------------------------
Balance December 31, 2002      1,080,981,877              -      (87,041,427)
--------------------------------------------------------------------------------
Issued                             3,343,890
Treasury stock
   Acquisition                                                          (215)
   Retirement                           (215)                            215
--------------------------------------------------------------------------------
Balance December 31, 2003      1,084,325,552              -      (87,041,427)
--------------------------------------------------------------------------------


The pretax, tax and after-tax effects of the components of Accumulated other comprehensive income (loss) are shown below:

--------------------------------------------------------------------------------
                                         Pretax        Tax       After-tax
--------------------------------------------------------------------------------
2003
Cumulative translation adjustment        $   114    $      -      $   114
Net revaluation and clearance of
   cash flow hedges to earnings               41         (16)          25
Minimum pension liability adjustment       1,311        (453)         858
Net unrealized gains on securities             8           1            9
--------------------------------------------------------------------------------
Other comprehensive income               $ 1,474    $   (468)     $ 1,006
--------------------------------------------------------------------------------
2002
Cumulative translation adjustment        $    61    $      -      $    61
Net revaluation and clearance of
   cash flow hedges to earnings              (11)          4           (7)
Minimum pension liability adjustment      (3,769)      1,237       (2,532)
Net unrealized losses on securities          (17)          1          (16)
--------------------------------------------------------------------------------
Other comprehensive income (loss)        $(3,736)     $1,242      $(2,494)
--------------------------------------------------------------------------------
2001
Cumulative translation adjustment        $   (19)   $      -      $   (19)
Cumulative effect of a change in
   accounting principle                       10          (4)           6
Net revaluation and clearance of
   cash flow hedges to earnings              (52)         20          (32)
Minimum pension liability adjustment         (26)         10          (16)
Net unrealized losses on securities          (39)         15          (24)
--------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)        $  (126)   $     41      $   (85)
--------------------------------------------------------------------------------

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) are summarized below:

--------------------------------------------------------------------------------
December 31                                2003       2002          2001
--------------------------------------------------------------------------------
Cumulative translation adjustment        $   114    $      -      $   (61)
Cumulative effect of a change in
   accounting principle                        -           -            6
Net revaluation and clearance of
   cash flow hedges to earnings               (8)        (33)*        (32)
Minimum pension liability adjustment      (1,866)     (2,724)        (192)
Net unrealized gains (losses)
   on securities                              (1)        (10)           6
--------------------------------------------------------------------------------
                                         $(1,761)    $(2,767)       $(273)
--------------------------------------------------------------------------------

* Includes cumulative effect of prior year's adoption of SFAS No. 133.

Unrealized losses reported in Accumulated other comprehensive income (loss) relate exclusively to available-for-sale securities and total $(6) after taxes at the end of 2003. The fair value of these investments is $23. Unrealized losses with a duration of less than one year are not material, and have an associated fair value of $4 while unrealized losses with a duration of one year or longer total $(6) and have an associated fair value of $19. All unrealized losses are deemed to be temporary as market prices of the investments have generally improved during 2003,

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

and the company believes the business outlook for the entities supports the underlying investments.

26. COMPENSATION PLANS

From time to time, the Board of Directors has approved the adoption of worldwide Corporate Sharing Programs. Under these programs, essentially all employees have received a one-time grant to acquire shares of DuPont common stock at the market price on the date of grant. Option terms are "fixed" and options are generally exercisable one year after date of grant and expire 10 years from date of grant. In January 2002, the Board of Directors approved a 2002 Bicentennial Corporate Sharing Program and awarded, to all eligible employees, a one-time "fixed and determinable" grant to acquire 200 shares of DuPont common stock at the fair market value on the date of grant ($44.50 per share). During all but the last six months of the ten-year option term, these options cannot be exercised until a market price of $53.40 per share of DuPont common stock is achieved for a period of five consecutive trading days. There are no additional shares that may be subject to option under existing programs.

Stock option awards under the DuPont Stock Performance Plan may be granted to key employees of the company and may be "fixed" or "variable." The purchase price of shares subject to option is equal to or in excess of the market price of the company's stock at the date of grant. Optionees are eligible for reload options upon the exercise of stock options with the condition that shares received from the exercise are held for at least two years. A reload option is granted at the market price on the date of grant and has a term equal to the remaining term of the original option. The maximum number of reload options granted is limited to the number of shares subject to option in the original option times the original option price divided by the option price of the reload option. Generally, fixed options are fully exercisable from one to three years after date of grant and expire 10 years from date of grant. Beginning in 1998, shares otherwise receivable from the exercise of nonqualified options can be deferred as stock units for a designated future delivery.

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

The maximum number of shares that may be subject to option for any consecutive five-year period is 72 million shares. Subject to this limit, additional shares that may have been made subject to options or restricted stock units were 29,606,134 for 2003, 31,243,286 for 2002 and 40,458,505 for 2001.

The DuPont Stock Performance Plan provides for grants of stock options and restricted stock units to key employees. Stock option grants in 2004 consisted of 7,276,932 fixed nonqualified options to acquire DuPont common stock at the market price ($43.62 per share) on the date of grant. The options serially vest over a three-year period and carry a six-year option term. Grants of 694,882 time-based restricted stock units were issued to participants at the market price ($43.62 per unit). The units serially vest over a three-year period, and at vesting both the original unit grant plus dividend equivalent units credited during the restriction period will be delivered as DuPont common stock. The company also granted 244,400 performance-based restricted stock units at the market price ($43.62 per unit) to senior leadership. Vesting is based upon attainment of established corporate objectives at the conclusion of the three-year performance period. The actual award, delivered as DuPont common stock, can range from 0 percent to 200 percent of the original grant. Dividend equivalents will also be granted as shares of DuPont common stock upon vesting.

The following table summarizes activity for fixed and variable options for the last three years:

--------------------------------------------------------------------------------
                               Fixed                  Variable
--------------------------------------------------------------------------------
                       Number      Weighted-     Number    Weighted-
                         of         Average        of       Average
                       Shares        Price       Shares      Price
--------------------------------------------------------------------------------
January 1, 2001      64,645,098      $43.64    1,861,900     $53.56
Granted              12,452,832      $43.30            -          -
Exercised             4,913,247      $20.65            -          -
Forfeited               886,601      $42.78            -          -
--------------------------------------------------------------------------------
December 31, 2001    71,298,082      $45.18    1,861,900     $53.56
--------------------------------------------------------------------------------
Granted              24,608,353      $43.65            -          -
Exercised             2,330,741      $25.19            -          -
Forfeited             1,318,085      $46.85    1,861,900     $53.56
--------------------------------------------------------------------------------
December 31, 2002    92,257,609      $45.25            -          -
--------------------------------------------------------------------------------
Granted              12,079,909      $37.14            -          -
Exercised             2,337,712      $25.98            -          -
Forfeited             1,959,630      $44.37            -          -
--------------------------------------------------------------------------------
December 31, 2003    100,040,176     $44.74            -          -
--------------------------------------------------------------------------------

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

Fixed options exercisable and weighted-average exercise prices at the end of the last three years and the weighted-average fair values of fixed options granted are as follows:

--------------------------------------------------------------------------------
                                      2003         2002         2001
--------------------------------------------------------------------------------
Number of shares at year-end       48,498,026   49,651,316   42,525,102
Weighted-avg. price at year-end        $45.11       $44.63       $43.67
Weighted-avg. fair value of
   options granted during year          $8.98       $10.98       $10.73
--------------------------------------------------------------------------------

The fair value of fixed options granted is calculated using the Black-Scholes option pricing model. Assumptions used were as follows:

--------------------------------------------------------------------------------
                                     2003     2002     2001
--------------------------------------------------------------------------------
Dividend yield                        3.6%     3.2%    3.2%
Volatility                           28.1%    27.2%   26.4%
Risk-free interest rate               3.4%     4.9%    5.1%
Expected Life (Years)                 6.2      6.5     6.5
--------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

--------------------------------------------------------------------------------
                    Exercise     Exercise      Exercise     Exercise    Exercise
                      Price        Price         Price        Price      Price
                     $12.06-      $21.87-       $32.88-      $49.59-    $75.00-
December 31, 2003    $18.09       $32.81        $49.32       $74.39     $82.09
--------------------------------------------------------------------------------
Fixed options
  Options
   outstanding       143,841    10,355,969    58,087,908   30,688,040   764,418
  Weighted-avg.
   remaining
   contractual life
   (years)              1.33          1.24          7.51         4.09      4.93
  Weighted-avg.
   price              $14.63        $27.21        $41.93       $55.35    $75.38
  Options
   exercisable       143,841    10,355,969    12,287,573   24,963,325   747,318
  Weighted-avg.
   price              $14.63        $27.21        $40.64       $54.00    $75.38
--------------------------------------------------------------------------------

Restricted stock or stock units may also be granted as a component of competitive long-term compensation. Typically, restricted stock vests over periods ranging from two to five years. The number and weighted-average grant-date fair value of restricted stock awards are as follows:

--------------------------------------------------------------------------------
                                       2003        2002       2001
--------------------------------------------------------------------------------
Number of restricted stock awards    256,115     184,300     12,200
Weighted-avg. grant-date fair value   $37.76      $42.63     $45.63
--------------------------------------------------------------------------------

Awards under the company's Global Variable Compensation Plan may be granted in stock and/or cash to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $137 for 2003, $187 for 2002 and $108 for 2001. Amounts credited to the Global Variable Compensation Fund are dependent on company earnings and are subject to maximum limits as defined by the plan. In accordance with the terms of the Global Variable Compensation Plan, 1,150,141 shares of common stock are awaiting delivery from awards for 2003 and prior years.

In addition, the company has other variable compensation plans under which cash awards may be granted. The most significant of these plans are the company's U.S. Regional Variable Compensation Plan and Pioneer's Annual Reward Program Plan. Such awards were $82 for 2003, $74 for 2002 and $58 for 2001.

27. INVESTMENT ACTIVITIES

2003 ACQUISITIONS

GRIFFIN LLC

On November 6, 2003, the company acquired for a cash payment of $13 (net of $18 cash acquired) Griffin Corporation's 50 percent ownership interest in Griffin LLC thereby becoming the sole owner. The results of Griffin LLC's operations have been included in the Consolidated Financial Statements since that date. Prior to November 6, 2003, Griffin LLC was accounted for as an equity affiliate. The business has been integrated into the company's Agriculture & Nutrition segment.

The following table summarizes the preliminary estimated fair values of the 50 percent of assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to refinement.

--------------------------------------------------------------------------------
Current assets                                       $ 76
Property, plant & equipment                            43
Intangible assets                                      30
Goodwill                                                1
Other non-current assets                                3
--------------------------------------------------------------------------------
   Total assets                                       153
--------------------------------------------------------------------------------
Current liabilities                                    66
Long-term debt                                         63
Long-term liabilities                                  11
--------------------------------------------------------------------------------
   Net assets                                        $ 13
--------------------------------------------------------------------------------

The acquired intangible assets have a weighted-average useful life of approximately 18 years. This includes product registrations of $13 (8-year weighted-average useful life), trademarks of

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

$8 (38-year weighted-average useful life), patents of $5 (11-year weighted-average useful life) and other intangibles of $4 (33-year weighted-average useful life).

The $1 of goodwill was assigned to the Agriculture & Nutrition segment and is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included strengthening the business position with customers, full integration of Griffin LLC's product portfolio with the existing business while significantly reducing operating costs and improved revenue and profit margins.

DUPONT CANADA INC.

On April 17, 2003, DuPont commenced a tender offer to acquire the 66,704,465 shares of DuPont Canada Inc. not then owned by DuPont. These shares represented
23.88 percent of the outstanding shares of DuPont Canada Inc. Pursuant to the tender offer, DuPont acquired 47,141,872 shares of DuPont Canada Inc. on June 16, 2003 for $767 and effectively converted the remaining 19,562,593 DuPont Canada Inc. shares not owned by DuPont to a cash obligation of $318 that was satisfied on July 28, 2003. Acquisition related costs were $10. As a controlled majority-owned subsidiary, the results of operations of DuPont Canada Inc. were included in the Consolidated Financial Statements of DuPont prior to the acquisition of the non-controlling minority interest, and the outside stockholders' interests were shown as Minority interests.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

--------------------------------------------------------------------------------
Current assets*                                    $  233
Property, plant & equipment                           213
Intangible assets                                      84
In-process research & development                       4
Goodwill                                              706
Other non-current assets                               48
--------------------------------------------------------------------------------
   Total assets                                     1,288
--------------------------------------------------------------------------------
Current liabilities                                    44
Non-current liabilities                               149
--------------------------------------------------------------------------------
   Net assets                                      $1,095
--------------------------------------------------------------------------------

* Includes cash and cash equivalents of $57.

Acquired indefinite-lived intangible assets of $4 related to trademarks that are not subject to amortization. $80 of acquired definite-lived intangible assets have a weighted-average useful life of approximately 13 years. This includes customer relationships of $58 (12-year weighted-average useful life), patents of $3 (8-year weighted-average useful life), purchased technology of $18 (18-year weighted-average useful life) and other intangible assets of $1 (4-year weighted-average useful life).

$4 was allocated to purchased in-process research and development. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, the amounts assigned to purchased in-process research and development meeting the prescribed criteria were charged to Cost of goods sold and other operating charges at the date of acquisition.

$706 of goodwill was assigned as follows: Agriculture & Nutrition - $30; Coatings & Color Technologies - $86; Electronic & Communication Technologies - $60; Textiles & Interiors - $281; Performance Materials - $218; Safety & Protection - $17 and Other - $14. The goodwill is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included the protective rights of minority shareholders under Canadian law, the potential impact such rights would have had on the company's plans to separate INVISTA, and the strengthening of the Canadian dollar versus the U.S. dollar from the date the tender offer commenced to the date shares were acquired.

THE SOLAE COMPANY

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's protein technologies business and Bunge's North American and European ingredients operations. The results of these Bunge operations have been included in the Consolidated Financial Statements since that date. The transaction was accounted for as an acquisition under SFAS No. 141, "Business Combinations," with Bunge contributing businesses with a fair value of $520. As a result of this transaction, the company's ownership interest in the protein technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62 in 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge. See Note 8.

In May 2003, as part of the plan of formation, The Solae Company acquired approximately 82 percent of Bunge Limited's Brazilian ingredients operations for $256. The results of these Bunge operations have been included in the Consolidated

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

Financial Statements since that date. Pursuant to a tender offer, The Solae Company acquired an additional 16 percent ownership interest for $42 in November 2003. The remaining shares were acquired for approximately $2 in December 2003. Acquisition related costs were $3. During the first three years of the venture, Bunge has an option to increase its ownership to 40 percent. Additional minority interest would be recorded should Bunge choose to exercise the option.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These estimates are subject to refinement.

--------------------------------------------------------------------------------
Current assets                                       $143
Property, plant & equipment                           301
Intangible assets                                     148
Goodwill                                              346
Other non-current assets                                1
--------------------------------------------------------------------------------
   Total assets                                       939
--------------------------------------------------------------------------------
Current liabilities                                    60
Long-term liabilities                                  56
--------------------------------------------------------------------------------
   Net assets                                        $823
--------------------------------------------------------------------------------

The $148 of acquired intangible assets have a weighted-average useful life of approximately 11 years. This includes customer relationships of $96, (10-year weighted-average useful life), purchased technology of $48 (15-year weighted-average useful life), and other intangible assets of $4 (10-year weighted-average useful life).

$346 of goodwill was assigned to Agriculture & Nutrition and is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included improved revenue and profit growth rates, an expanded geographic manufacturing base and product portfolio, and significant operating synergies.

2002 ACQUISITIONS

LIQUI-BOX CORPORATION

The company acquired all of the outstanding common shares of Liqui-Box Corporation on May 31, 2002, for a cash payment of $268 (net of $12 cash acquired) and acquisition related costs of $4. The results of Liqui-Box's operations have been included in the Consolidated Financial Statements since that date. The results of this business are reported in Agriculture & Nutrition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

--------------------------------------------------------------------------------
Current assets                                       $ 45
Property, plant & equipment                            72
Intangible assets                                      92
Goodwill                                              155
Other non-current assets                                3
--------------------------------------------------------------------------------
   Total assets                                       367
--------------------------------------------------------------------------------
Current liabilities                                    48
Long-term liabilities                                  47
--------------------------------------------------------------------------------
   Net assets                                        $272
--------------------------------------------------------------------------------

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

$155 of goodwill which was assigned to Agriculture & Nutrition is non-deductible for tax purposes.

CHEMFIRST, INC.

On November 6, 2002, the company acquired all of the outstanding shares of ChemFirst, Inc. for a cash payment of $351 (net of $65 cash acquired), and acquisition related costs of $6. The results of ChemFirst, Inc.'s operations have been included in the Consolidated Financial Statements since that date.

ChemFirst, Inc.'s two semiconductor fabrication businesses operate as EKC Technology and Electronic Polymers, and its chemical intermediates unit operates as First Chemical Corporation. EKC Technology and Electronic Polymers were integrated into DuPont's Electronic & Communication Technologies segment, and First Chemical Corporation was integrated into DuPont's Safety & Protection segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

--------------------------------------------------------------------------------
Current assets                                       $131
Property, plant & equipment                           162
Intangible assets                                     106
In-process research and development                     7
Goodwill                                              140
--------------------------------------------------------------------------------
   Total assets                                       546
--------------------------------------------------------------------------------
Current liabilities                                    83
Long-term liabilities                                 106
--------------------------------------------------------------------------------
   Net assets                                        $357
--------------------------------------------------------------------------------

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

$79 of goodwill was assigned to the Electronic & Communication Technologies segment and $61 was assigned to the Safety & Protection segment. The goodwill is non-deductible for tax purposes.

PROCEEDS FROM SALES OF ASSETS

Proceeds from sales of assets in 2003 were not significant.

Proceeds from sales of assets in 2002 were $196 and principally included $143 from the sale of DuPont's Clysar(R) shrink film business. As a result of this transaction, the company recorded a pretax gain of $84, which is included in Other income.

Net proceeds in 2001 from the sale of DuPont Pharmaceuticals were $7,798 (see
Note 7). Other proceeds from sales of assets were $253 and principally included $104 related to the company's sale of a portion of its interest in DuPont Photomasks, Inc. and $95 related to the sale of polyester businesses and associated manufacturing assets.

28. EMPLOYEE BENEFITS

In 2003, the company adopted SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement retains the disclosure requirement contained in the original standard and requires additional disclosures about the assets, obligations, cash flows and net periodic cost of defined pension plans and other defined benefit postretirement plans. As permitted by the statement, disclosures regarding the plan asset information for non-U.S. pension plans and estimated future benefit payments for both pension and other postretirement benefit plans worldwide will be delayed until 2004.

The company offers various postretirement benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

The company uses a December 31 measurement date for its employee benefit plans.

PENSIONS

The company has both funded and unfunded noncontributory defined benefit pension plans covering substantially all U.S. employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. The company's funding policy is consistent with the funding requirements of federal laws and regulations.

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are systematically provided for by depositing funds with trustees, under insurance policies, or by book reserves.

OTHER POSTRETIREMENT BENEFITS

The parent company and certain subsidiaries provide medical, dental, and life insurance benefits to pensioners and survivors. The associated plans are unfunded and the cost of the approved claims are paid from company funds. The majority of the cost and liabilities are attributable to the U.S. parent company plans. These plans are contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the medical and dental cost coverage.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

OBLIGATIONS AND FUNDED STATUS AT DECEMBER 31

Summarized information on the company's postretirement plans is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                      Pension Benefits              Other Benefits
-------------------------------------------------------------------------------------------------------------------------
                                                                     2003          2002           2003           2002
-------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                            $19,555       $18,769        $ 5,280       $ 5,832
Service cost                                                           342           343             44            60
Interest cost                                                        1,223         1,219            334           386
Plan participants' contributions                                        14            11             89            57
Actuarial (gain) loss                                                1,320           213           (133)          724
Foreign currency exchange rate changes                                 590           332             12             -
Benefits paid                                                       (1,453)       (1,385)          (499)         (457)
Amendments                                                              10             -             (1)       (1,322)(1)
Net effects of acquisitions/divestitures                              (405)           54            (62)            -
Special termination benefits                                             -            (1)             -             -
-------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                  $21,196       $19,555        $ 5,064       $ 5,280
-------------------------------------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year                     $15,110       $17,923        $     -       $     -
Actual gain (loss) on plan assets                                    3,452        (1,921)             -             -
Foreign currency exchange rate changes                                 394           274              -             -
Employer contributions                                                 460           172            410           400
Plan participants' contributions                                        14            11             89            57
Benefits paid                                                       (1,453)       (1,385)          (499)         (457)
Net effects of acquisitions/divestitures                               (10)           36              -             -
-------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                           $17,967       $15,110        $     -       $     -
-------------------------------------------------------------------------------------------------------------------------
Funded status:
   U.S. plans with plan assets                                     $(1,561)      $(2,589)       $     -       $     -
   Non-U.S. plans with plan assets                                    (374)         (706)             -             -
   All other plans                                                  (1,294)(2)    (1,150)(2)     (5,064)       (5,280)
-------------------------------------------------------------------------------------------------------------------------
   Total                                                           $(3,229)      $(4,445)       $(5,064)      $(5,280)
Unrecognized prior service cost                                        288           397         (1,574)       (1,727)
Unrecognized actuarial loss                                          4,906         6,127          1,119         1,379
Unrecognized transition asset                                          (18)          (23)             -             -
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                              $ 1,947       $ 2,056        $(5,519)      $(5,628)
-------------------------------------------------------------------------------------------------------------------------
Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost                                               $   635       $   146        $     -       $     -
Accrued benefit cost                                                (1,750)       (2,576)        (5,519)       (5,628)
Intangible asset                                                       292           405              -             -
Accumulated other comprehensive income (loss)                        2,770         4,081              -             -
-------------------------------------------------------------------------------------------------------------------------
Net amount recognized                                              $ 1,947       $ 2,056        $(5,519)      $(5,628)
-------------------------------------------------------------------------------------------------------------------------

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

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

The accumulated benefit obligation for all pension plans is $19,342 and $17,631 at December 31, 2003, and 2002, respectively.

--------------------------------------------------------------------------------
INFORMATION FOR PENSION PLANS WITH PROJECTED
BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS                   2003     2002
--------------------------------------------------------------------------------
Projected benefit obligation                                $19,960  $19,555
Fair value of plan assets                                    16,517   15,110
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
INFORMATION FOR PENSION PLANS WITH ACCUMULATED
BENEFIT OBLIGATIONS IN EXCESS OF PLAN ASSETS                  2003     2002
--------------------------------------------------------------------------------
Accumulated benefit obligation                              $18,178  $17,130
Fair value of plan assets                                    16,505   14,597
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                        Pension Benefits
COMPONENTS OF NET PERIODIC                      --------------------------------
BENEFIT COST                                         2003     2002       2001
--------------------------------------------------------------------------------
Service cost                                        $  342    $  343   $   335
Interest cost                                        1,223     1,219     1,244
Expected return on plan assets                      (1,368)   (1,729)   (1,874)
Amortization of transition asset                        (8)     (151)     (151)
Amortization of unrecognized (gain) loss               237        50       (13)
Amortization of prior service cost                      51        49        50
Curtailment/settlement (gain) loss                      77         2        35
--------------------------------------------------------------------------------
Net periodic benefit cost (credit)                  $  554    $ (217)  $  (374)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                          Other Benefits
COMPONENTS OF NET PERIODIC                      --------------------------------
BENEFIT COST                                         2003     2002       2001
--------------------------------------------------------------------------------
Service cost                                        $   44    $   60   $    57
Interest cost                                          334       386       385
Amortization of unrecognized (gain) loss                64        33         8
Amortization of prior service cost                    (153)      (84)      (73)
Curtailment/settlement (gain) loss                       1         -       (30)
--------------------------------------------------------------------------------
Net periodic benefit cost                           $  290    $  395   $   347
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       Pension Benefits
                                               ---------------------------------
CHANGE IN MINIMUM PENSION LIABILITY                     2003      2002
--------------------------------------------------------------------------------
Increase (decrease) in minimum liability
  included in other comprehensive income             $(1,311)   $3,769
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMP-
TIONS USED TO DETERMINE             Pension Benefits   Other Benefits
BENEFIT OBLIGATIONS AT         -------------------------------------------------
DECEMBER 31 (U.S. PLANS)              2003     2002     2003     2002
--------------------------------------------------------------------------------
Discount rate                         6.25%    6.75%    6.25%   6.75%
Rate of compensation
  increase                             4.5%     4.5%     4.5%    4.5%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMP-
TIONS USED TO DETERMINE NET
PERIODIC BENEFIT COST FOR            Pension Benefits  Other Benefits
YEARS ENDED DECEMBER 31        -------------------------------------------------
(U.S. PLANS)                          2003     2002     2003     2002
--------------------------------------------------------------------------------
Discount rate                         6.75%    7.00%    6.75%    7.00%
Expected return on plan
  assets                               9.0%     9.5%       -        -
Rate of compensation
  increase                             4.5%     5.0%     4.5%    5.0%
--------------------------------------------------------------------------------

In anticipation of a significant reduction in the number of employees related to the pending INVISTA sale, the company recorded a pretax curtailment loss of $78 in 2003, and remeasured the pension liabilities at September 30, 2003, using a
6.5 percent discount rate for U.S. parent plans. For non-U.S. plans, no one of which was material, assumptions reflect economic assumptions applicable to each country.

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by (a) historical real returns (net of inflation) for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants.

--------------------------------------------------------------------------------
ASSUMED HEALTH CARE COST
TREND RATES AT DECEMBER 31                                2003     2002
--------------------------------------------------------------------------------
Health care cost trend rate assumed for next year          10%      10%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend rate)                         5%       5%
Year that the rate reaches the ultimate trend rate        2009     2008
--------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------------
                                    1-Percentage     1-Percentage
                                    Point Increase   Point Decrease
--------------------------------------------------------------------------------
Effect on total of service
  and interest cost                     $ 33            $ (28)
Effect on postretirement
  benefit obligation                     372             (321)
--------------------------------------------------------------------------------

PLAN ASSETS

The strategic asset allocation targets of the company's U.S. pension plans as of December 31, 2003, and the weighted-average asset allocation of these plans at December 31, 2003, and 2002, by asset category are as follows:

--------------------------------------------------------------------------------
                                              Plan Assets
                                             at December 31
                             Strategic       ---------------
ASSET CATEGORY                 Target         2003     2002
--------------------------------------------------------------------------------
Equity securities               60%            63%      64%
Debt securities                 25%            24%      22%
Real estate                      6%             4%       5%
Other                            9%             9%       9%
--------------------------------------------------------------------------------
  Total                        100%           100%     100%
--------------------------------------------------------------------------------

The general principles guiding investment of U.S. pension assets are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

the company's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. The interaction between plan assets and benefit obligations is periodically studied to assist in establishing such strategic asset allocation targets. The company's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the company. The company's U.S. pension assets are invested in U.S. and non-U.S. markets. Investment professionals are permitted to enter into certain contractual arrangements generally described as "derivatives". Derivatives may not be used in a manner that leverages assets of the fund.

The total value of plan assets for U.S. pension plans is $14,595 and $12,739 as of December 31, 2003, and 2002, respectively. U.S. pension assets include company common stock in the amounts of $454 (3 percent of total plan assets), and $420 (3 percent of total plan assets) at December 31, 2003, and 2002, respectively. "Other" consists principally of private equity and private debt.

CASH FLOW

No contributions are currently required to be made to the principal U.S. pension plan trust fund by funding regulations or laws in 2004. Although the company is permitted to make a tax deductible discretionary contribution to the principal U.S. pension plan trust fund in 2004, no decision has been made to make such a contribution. Worldwide, the company expects to contribute approximately $300 to its pension plans other than the principal U.S. pension plan and $420 to its other postretirement benefit plans in 2004.

SUBSEQUENT EVENT

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to companies which sponsor retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
D. As permitted under FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", the company did not reflect the effects of this Act in its Consolidated Financial Statements and accompanying Notes. In January 2004, the company amended its U.S. medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors. As a result of this plan amendment FAS 106-1 will not apply to the company. The impact of this amendment is expected to benefit 2004 pretax earnings by approximately $60 and reduce the company's other postretirement obligation by about $525.

DEFINED CONTRIBUTION PLAN

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP, and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan and any eligible employee of the company may participate. The company will contribute an amount equal to 50 percent of the first 6 percent of the employee's contribution election. The company's contributions to the Plan were $60, $58, and $61 for years ended December 31, 2003, 2002, and 2001, respectively. The company's contributions vest 100 percent upon contribution.

29. DERIVATIVES AND OTHER HEDGING INSTRUMENTS

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

Effective in January 2004, the company has elected to discontinue its broad-based foreign currency revenue hedging program, as well as its programs to hedge natural gas purchases. The programs are being discontinued as the costs of the programs are no longer believed to be warranted. However, certain business-specific foreign currrency hedging programs will continue, as will hedging of foreign currency denominated assets and liabilities. In addition, the company will continue to enter into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

FAIR VALUE HEDGES

During the year ended December 31, 2003, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest expense. The company maintains no other fair value hedges.

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

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2003 is a pretax gain of $3. During 2003, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The amount reclassified to earnings for forecasted transactions that did not occur was not material. Accumulated other comprehensive income (loss) activity during 2003 consists of a beginning balance of $(33) after-tax. Revaluation of cash flow hedges of $(38) after-tax, and clearance of cash flow hedge results to earnings of $(63) after-tax during the period yielded an after-tax ending balance of $(8). The portion of the ending balance of Accumulated other comprehensive income (loss) that is expected to be reclassified into earnings over the next 12 months is $(8).

HEDGES OF NET INVESTMENT IN A FOREIGN OPERATION

During the year ended December 31, 2003, the company has not maintained any hedges of net investment in a foreign operation.

DERIVATIVES NOT DESIGNATED IN HEDGING RELATIONSHIPS

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such expo-

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

sures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. Several small equity affiliates have risk management programs, mainly in the area of foreign currency exposure, for which they have elected not to pursue hedge accounting. In addition, the company maintains a few small risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. Also, the company owns stock warrants in a few companies for strategic purposes.

In addition, in conjunction with the acquisition of the 23.88 percent minority interest in DuPont Canada Inc. (see Note 27), the company entered into option contracts to purchase 1.0 billion Canadian dollars for about $700. The business purpose of the contracts was to protect against adverse movements in the U.S. dollar/Canadian dollar exchange rate. The changes in fair values of these contracts were included in income in the period the change occurred. The contracts expired during the second quarter 2003 resulting in a pretax exchange gain of $30.

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

In addition, the company will enter into forward exchange contracts to establish with certainty the functional currency amount of future firm commitments denominated in another currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility, and economic trends. Forward exchange contracts are also used from time to time to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments.

INTEREST RATE RISK

The company primarily uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed for floating rate interest payments that are fully integrated with underlying fixed-rate bonds or notes to effectively convert fixed rate debt into floating rate debt based on three- or six-month U.S. dollar LIBOR.

At December 31, 2003, the company had entered into interest rate swap agreements with total notional amounts of $2,310, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on three- or six-month U.S. dollar LIBOR.

Interest rate swaps did not have a material effect on the company's overall cost of borrowing at December 31, 2003 and 2002.

See Note 21 for additional descriptions of interest rate swaps.

COMMODITY PRICE RISK

The company enters into exchange-traded and over-the-counter derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. In addition, the company enters into exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

30. GEOGRAPHIC INFORMATION
--------------------------------------------------------------------------------------------------------------------------
                                                             2003                    2002                   2001
--------------------------------------------------------------------------------------------------------------------------
                                                         Net        Net         Net         Net        Net        Net
                                                       Sales(1)  Property(2)  Sales(1)   Property    Sales(1)   Property
--------------------------------------------------------------------------------------------------------------------------
NORTH AMERICA
   United States                                     $12,108     $ 7,452    $11,422     $ 8,282     $12,054     $ 8,167
   Canada                                                894         676        859         601         918         536
   Mexico                                                568         169        546         172         559         164
   Other                                                  76         143         64          82          82          85
--------------------------------------------------------------------------------------------------------------------------
      Total                                          $13,646     $ 8,440    $12,891     $ 9,137     $13,613     $ 8,952
--------------------------------------------------------------------------------------------------------------------------
EUROPE, MIDDLE EAST AND AFRICA
   Germany                                           $ 1,946     $   528    $ 1,609     $   552     $ 1,590        $585
   France                                                982         133        859         126         929         170
   Italy                                                 959          29        767          27         854          25
   United Kingdom                                        710         714        626         701         704         709
   Other                                               2,825       1,245      2,451       1,205       2,354       1,243
--------------------------------------------------------------------------------------------------------------------------
      Total                                          $ 7,422     $ 2,649    $ 6,312     $ 2,611     $ 6,431     $ 2,732
--------------------------------------------------------------------------------------------------------------------------
ASIA PACIFIC
   China/Hong Kong                                   $ 1,232     $   232    $   941     $   150     $   819     $   134
   Japan                                                 899          81        840          73         906          75
   Taiwan                                                792         547        707         582         663         632
   Korea                                                 509          51        434          49         395          50
   Singapore                                             128         343        108         285         110         325
   Other                                                 982          69        817          76         764          76
--------------------------------------------------------------------------------------------------------------------------
      Total                                          $ 4,542     $ 1,323    $ 3,847     $ 1,215     $ 3,657     $ 1,292
--------------------------------------------------------------------------------------------------------------------------
SOUTH AMERICA
   Brazil                                            $   860     $   481    $   573     $   227     $   576     $   187
   Argentina                                             221          85        176          73         223         102
   Other                                                 305          42        207          23         226          22
--------------------------------------------------------------------------------------------------------------------------
      Total                                          $ 1,386     $   608    $   956     $   323     $ 1,025     $   311
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                                $26,996     $13,020    $24,006     $13,286     $24,726     $13,287
--------------------------------------------------------------------------------------------------------------------------

(1)  Net sales are attributed to countries based on location of customer.

(2) Includes property, plant and equipment classified as Assets held for sale in the Consolidated Balance Sheet. See Note 5.

31. SEGMENT INFORMATION

The company's reporting segments include five market- and technology-focused growth platforms, Textiles & Interiors, substantially all of the assets and liabilities which are held for sale, and Pharmaceuticals. The growth platforms are Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. The company reports results of its nonaligned businesses and embryonic businesses as Other.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains, and soy protein); Coatings & Color Technologies (automotive finishes, industrial coatings and white pigments); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers, and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films, and elastomers); Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar(R)/Hyzaar(R) antihypertensive drugs, which is reported as Other income); Safety & Protection (specialty and industrial chemicals, nonwovens, aramids, and solid surfaces); Textiles & Interiors (flooring systems, industrial fibers, polyester fibers, branded and unbranded elastane, textiles, and intermediates). The company operates globally in substantially all of its product lines. The company's sales are not materially dependent on a single customer or small group of customers. Coatings & Color Technologies and Textiles & Interiors, however, have several large customers in their respective industries that are important to these segments' operating results.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the 2003 organizational structure. Sales include transfers and pro rata share of equity affiliate sales. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. After-tax operating income (loss) does not include corporate expenses, interest, exchange gains (losses), corporate minority interests and the cumulative effect of changes in accounting principles. Segment net assets measures net working capital, net permanent investment, and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of goodwill and other intangible assets, excluding write-down of assets discussed in Note 4. The adoption of SFAS No. 142 on January 1, 2002 eliminated the amortization of goodwill and indefinite-lived intangible assets; see Note 15 for segment details. Expenditures for long-lived assets exclude investments in affiliates and include payments for property, plant and equipment as part of business acquisitions. See Note 27 for discussion of acquisitions in the segment.

------------------------------------------------------------------------------------------------------------------------------------
                              Agriculture  Coatings &   Electronic &                            Safety    Textiles
                                   &          Color     Communication  Performance  Pharma-        &         &
                               Nutrition  Technologies  Technologies    Materials  ceuticals  Protection  Interiors  Other  Total(1)
------------------------------------------------------------------------------------------------------------------------------------
2003
Segment sales                    $5,470      $5,503        $2,892        $5,376   $     -        $4,071      $6,937   $ 19  $30,268
Transfers                             -          52            40           133         -           122         588      5      940

After-tax operating
  income (loss)(2)                  540         477           147           262       355           536      (1,336)  (150)     831
Depreciation and amortization       425         227           156           161         -           173         356      6    1,504
Equity in earnings
  of affiliates                      (7)          3             8             9         -            14        (277)     -     (250)
Provision for income taxes          123         253            35           143       216           271        (569)   (70)     402

Segment net assets                6,508       3,641         2,408         3,806       140         2,527       4,923    135   24,088
Affiliate net assets                 33          46           324         1,201        38           100       1,049      -    2,791
Expenditures for
  long-lived assets                 593         217           129           167         -           303         580      7    1,996
------------------------------------------------------------------------------------------------------------------------------------
2002
Segment sales                    $4,516      $5,026        $2,540        $4,926    $    -        $3,477      $6,221   $ 22  $26,728
Transfers                             -          41            41            94         -           110          84      5      375

After-tax operating
  income (loss)(3)                  443         483           217           479       329           490          69   (164)   2,346
Depreciation and amortization       367         196           136           175         -           156         436      9    1,475
Equity in earnings
  of affiliates                      (6)         (3)           10            33         -            10          (4)     -       40
Provision for income taxes           15         272            69           283       164           269         (17)  (104)     951

Segment net assets                5,965       3,235         2,190         3,283       118         1,940       5,569     (3)  22,297
Affiliate net assets                114          41           302         1,203        37            85       1,461      -    3,243
Expenditures for
  long-lived assets                 228         298           227           139         -           285         256      4    1,437
------------------------------------------------------------------------------------------------------------------------------------
2001
Segment sales                    $4,295      $4,917        $2,688        $4,727    $  902        $3,569      $6,443   $148  $27,689
Transfers                             -          41            44            90         -           200          84     21      480

After-tax operating
  income (loss)(4)                   21         452           291           234     3,924           451        (342)   (95)   4,936
Depreciation and amortization       502         236           136           173       100           151         458      5    1,761
Equity in earnings
  of affiliates                     (13)         (6)           11           (16)        -            10         (33)     -      (47)
Provision for income taxes         (104)        309           160           195     2,275           294        (178)   (64)   2,887

Segment net assets                9,064       3,284         1,929         3,291       102(5)      1,692       6,191    114   25,667
Affiliate net assets                125          87           306         1,210        34            75       1,541      -    3,378
Expenditures for
  long-lived assets                 186         182           196           155        50           187         335      5    1,296
------------------------------------------------------------------------------------------------------------------------------------

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

1 A reconciliation of the totals reported for the operating segments to the applicable line items on the Consolidated Financial Statements is as follows:

--------------------------------------------------------------------------------
   Segment sales to net sales               2003         2002         2001
--------------------------------------------------------------------------------
   Total segment sales                    $30,268      $26,728      $27,689
   Elimination of transfers                  (940)        (375)        (480)
   Elimination of equity affiliate sales   (2,332)      (2,351)      (2,493)
   Miscellaneous                                -            4           10
--------------------------------------------------------------------------------
      Net sales                           $26,996      $24,006      $24,726
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
   After-tax operating income to
   income before cumulative effect
   of changes in accounting principles      2003         2002         2001
--------------------------------------------------------------------------------
   Total segment ATOI                       $ 831       $2,346       $4,936
   Interest and exchange (losses)            (126)(a)     (196)(b)     (311)
   Corporate expenses                         328(c)      (268)(d)     (281)
   Corporate minority interest(e)             (31)(f)      (41)         (16)
--------------------------------------------------------------------------------
      Income before cumulative
         effect of changes in
         accounting principles             $1,002       $1,841       $4,328
--------------------------------------------------------------------------------

(a) Includes an exchange gain of $18 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada Inc.

(b) Includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate, and a charge of $17 associated with the early extinguishment of outstanding debentures.

(c) Reflects a benefit of $669 associated with recording deferred tax assets in two European subsidiaries for their tax basis investment losses recognized on local tax returns.

(d) Includes a net $65 non-cash benefit, principally due to agreement on certain prior year audit issues previously reserved for, partly offset by the establishment of a reserve for an additional tax contingency.

(e) Represents a rate of return to minority interest investors who made capital contributions during 2001 to consolidated subsidiaries.

(f) Includes a charge of $17 for the early extinguishment of the company's minority interest structures in preparation for the planned separation of INVISTA.

--------------------------------------------------------------------------------
   Segment net assets to total assets       2003       2002       2001
--------------------------------------------------------------------------------
   Total segment net assets               $24,088    $22,297    $25,667
   Corporate assets                         8,149      7,404     10,507*
   Liabilities included in net assets       4,802      4,920      4,145
--------------------------------------------------------------------------------
      Total assets                        $37,039    $34,621    $40,319
--------------------------------------------------------------------------------

* Reflects an increase in cash and cash equivalents related primarily to the sale of DuPont Pharmaceuticals.


--------------------------------------------------------------------------------
                                      Segment                   Consolidated
   Other items                        Totals      Adjustments      Totals
--------------------------------------------------------------------------------
   2003
   Depreciation and amortization       $1,504          $80         $1,584
   Equity in earnings of affiliates      (250)         260(a)          10
   Provision for income taxes             402       (1,332)(b)       (930)
   Affiliate net assets                 2,791       (1,487)         1,304
   Expenditures for long-lived
      assets                            1,996          479          2,475
--------------------------------------------------------------------------------
   2002
   Depreciation and amortization       $1,475          $40         $1,515
   Equity in earnings of affiliates        40           (4)            36
   Provision for income taxes             951         (766)           185
   Affiliate net assets                 3,243       (1,196)         2,047
   Expenditures for long-lived
      assets                            1,437          220          1,657
--------------------------------------------------------------------------------
   2001
   Depreciation and amortization       $1,761          $(7)        $1,754
   Equity in earnings of affiliates       (47)           4            (43)
   Provision for income taxes           2,887         (420)         2,467
   Affiliate net assets                 3,378       (1,333)         2,045
   Expenditures for long-lived
      assets                            1,296          198          1,494
--------------------------------------------------------------------------------

(a) Includes impairment charge of $293 in connection with the planned separation of INVISTA.

(b) Includes a benefit of $669 associated with recording deferred tax assets in two European subsidiaries for their tax basis investment losses recognized on local tax returns.


2  2003 includes the following benefits (charges):
--------------------------------------------------------------------------------
   Agriculture & Nutrition(a,b)                        $ 42
   Coatings & Color Technologies(a)                       3
   Electronic & Communication Technologies(a)             1
   Performance Materials(a)                               -
   Pharmaceuticals(c)                                    15
   Safety & Protection(a)                                 -
   Textiles & Interiors(a,d)                         (1,349)
   Other(a,e)                                           (49)
--------------------------------------------------------------------------------
                                                    $(1,337)
--------------------------------------------------------------------------------

(a) Includes net benefits of $12 resulting from changes in estimates related to prior year restructuring programs, principally in the following segments:
     Agriculture & Nutrition - $1; Coatings & Color Technologies - $3; Electronic & Communication Technologies - $1; Textiles & Interiors - $6.

(b) Includes a $41 non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited.

(c)  Includes a $15 benefit resulting from a favorable arbitration ruling.

(d) Includes a charge of $1,365 in connection with the planned separation of INVISTA which reflects the write-down to estimated fair market value of various manufacturing and other intangible assets held for sale as well as investments in certain joint ventures, write-off of goodwill, and pension curtailment losses, partly offset by a benefit of $10 from the favorable settlement of arbitration related to the Unifi Alliance.

(e) Includes charges of $66 to increase the company's reserve for Benlate(R) litigation, partly offset by $16 in insurance proceeds.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

3  2002 includes the following benefits (charges):
--------------------------------------------------------------------------------
   Agriculture & Nutrition (a,b)                       $ 16
   Coatings & Color Technologies (a,c)                  (42)
   Electronic & Communication Technologies (a)            1
   Performance Materials (a,d)                           53
   Pharmaceuticals (e)                                   39
   Safety & Protection (a)                                3
   Textiles & Interiors (a,f)                          (144)
   Other (a,g)                                          (79)
--------------------------------------------------------------------------------
                                                      $(153)
--------------------------------------------------------------------------------

(a) Includes net benefits of $22 resulting from changes in estimates related to prior year restructuring programs, principally in the following segments:
     Agriculture & Nutrition - $3; Coatings & Color Technologies - $2; Performance Materials - $2; Safety & Protection - $3; Textiles & Interiors
     - $9.

(b) Includes a benefit of $67 related to revisions in postemployment costs for certain Pioneer employees, a charge of $29 to write off inventory associated with discontinued specialty herbicide products and a charge of $25 associated with an expected loss on the sale of a European manufacturing facility.

(c) Includes a charge of $44 related to employee termination costs for about 775 employees.

(d) Includes a gain of $51 resulting from the sale of the Clysar(R) shrink film business.

(e) Includes benefits of $27 principally related to adjustments of prior year tax accruals in connection with the gain on the sale of DuPont Pharmaceuticals and $12 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

(f) Includes charges of $100 related to employee termination costs for approximately 2,000 employees, $43 related to facility shutdowns and $29 to withdraw from a polyester joint venture in China, partly offset by a gain of $19 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(g) Includes charges of $50 to increase the company's reserve for Benlate(R) litigation and $31 to establish a reserve related to vitamins litigation associated with a previously divested joint venture.


4  2001 includes the following benefits (charges):
--------------------------------------------------------------------------------
   Agriculture & Nutrition (a,b,c)                   $ (225)
   Coatings & Color Technologies (a,b)                  (46)
   Electronic & Communication Technologies (a,b,d)        8
   Performance Materials (a,b,e)                        (45)
   Pharmaceuticals (f)                                3,866
   Safety & Protection (b)                              (34)
   Textiles & Interiors (a,b)                          (410)
   Other (a,b)                                          (37)
--------------------------------------------------------------------------------
                                                     $3,077
--------------------------------------------------------------------------------

(a) Includes net benefits of $21 resulting from changes in estimates related to restructuring programs, principally in the following seg ments: Agriculture & Nutrition - $6; Coatings & Color Technologies - $2; and Textiles & Interiors - $10.

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


5 Represents segment net assets after the sale of certain assets to Bristol-Myers Squibb on October 1, 2001.

                      E. I. DU PONT DE NEMOURS AND COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (DOLLARS IN MILLIONS, EXCEPT PER SHARE)

NOTE 32. QUARTERLY FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Quarter Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31     June 30    September 30    December 31
------------------------------------------------------------------------------------------------------------------------------------
2003
Net sales                                                                         $7,008        $7,369      $6,142        $6,477
Cost of goods sold and other expenses (1)                                          6,285         6,609       6,122         6,371
Income (loss) before income taxes and minority interests                             820(2)        881(3)   (1,456)(4)      (102)(5)
Income (loss) before cumulative effect of a change in accounting principle           564           675        (873)          636
Net income (loss)                                                                    535           675        (873)          636
Basic earnings (loss) per share of common stock before cumulative
   effect of a change in accounting principle (6)                                   0.56          0.67       (0.88)         0.64
Basic earnings (loss) per share of common stock (6)                                 0.53          0.67       (0.88)         0.64
Diluted earnings (loss) per share of common stock before cumulative
   effect of a change in accounting principle (6)                                   0.56          0.67       (0.88)         0.63
Diluted earnings (loss) per share of common stock (6)                               0.53          0.67       (0.88)         0.63
-----------------------------------------------------------------------------------------------------------------------------------
2002
Net sales                                                                         $6,142        $6,700      $5,482        $5,682
Cost of goods sold and other expenses (1)                                          5,281         6,025       5,163         5,595
Income before income taxes and minority interests                                    828(7)        609(8)      495(9)        192(10)
Income before cumulative effect of a change in accounting principle                  479           543         469           350
Net income (loss)                                                                 (2,465)          543         469           350
Basic earnings per share of common stock before cumulative
   effect of a change in accounting principle (6)                                   0.48          0.54        0.47          0.35
Basic earnings (loss) per share of common stock (6)                                (2.48)(7)      0.54        0.47          0.35
Diluted earnings per share of common stock before cumulative
   effect of a change in accounting principle (6)                                   0.48          0.54        0.47          0.35
Diluted earnings (loss) per share of common stock (6)                              (2.46)(7)      0.54        0.47          0.35
-----------------------------------------------------------------------------------------------------------------------------------

(1)  Excludes interest expense and nonoperating items.

(2) Includes a charge of $78 to provide for the settlement of the 1995 Benlate(R) shareholder litigation case.

(3) Includes a $62 nonoperating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited; a benefit of $16 from the favorable settlement of arbitration related to the Unifi Alliance; an exchange gain of $30 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada Inc.; and a charge of $28 for the early extinguishment of the company's minority interest structures in preparation for the sale of INVISTA.

(4) Includes a $25 benefit from insurance proceeds related to the settled 1995 Benlate(R) class action suit, a $23 benefit resulting from a favorable arbitration ruling in the Pharmaceuticals segment, and asset impairment charges of $1,236, pension curtailment charges of $78 and goodwill impairment charges of $291 primarily related to the pending sale of INVISTA.

(5) Includes a charge of $25 to increase the company's reserve for Benlate(R) litigation, a benefit of $17 to reflect changes in estimates related to prior year restructuring programs, an additional goodwill impairment charge of $4 resulting from the finalization of the purchase price allocation associated with the company's acquisition of minority shareholders' interest in DuPont Canada Inc. and an additional charge of $306 associated with the expected separation of INVISTA.

(6) Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

(7) Amounts differ from those reported in the company's report on Form 10-Q for the quarter ended March 31, 2002, due to the adoption of SFAS No. 142, which resulted in a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.94 (diluted) per share. The net loss also includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S.dollar denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate; a charge of $39 to withdraw from a polyester joint venture in China; and a gain of $30 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

(8) Includes a noncash charge of $209 related to restructuring activities, a charge of $37 to write down a manufacturing facility to be sold to fair value less costs to sell, a charge of $47 to write off inventory related to a discontinued product, a charge of $50 to establish a litigation reserve related to a previously divested business, a charge of $21 related to the early extinguishment of outstanding debentures and a benefit of $19 related to an increase to the gain on the sale of DuPont Pharmaceuticals based on final settlement with Bristol-Myers Squibb.

(9) Includes a gain of $84 related to the sale of the Clysar(R) shrink film business and a benefit of $23 resulting from changes in estimates related to restructuring activities.

(10) Includes a charge of $80 to increase the reserve for Benlate(R) litigation, a credit of $40 due to revisions in postemployment costs for certain Pioneer employees, a charge of $69 related to restructuring activities, a benefit of $11 due to changes in estimates related to restructuring activities, and a benefit of $6 related to the sale of DuPont Pharmaceuticals.

                      [This Page Intentionally Left Blank]

                      [This Page Intentionally Left Blank]

                            INFORMATION FOR INVESTORS

CORPORATE HEADQUARTERS

   E. I. du Pont de Nemours and Company
   1007 Market Street
   Wilmington, DE 19898
   Telephone: 302 774-1000
   E-mail: FIND.INFO@USA.DUPONT.COM

2004 ANNUAL MEETING

The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 28, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

STOCK EXCHANGE LISTINGS

DuPont common stock is listed on the New York Stock Exchange, Inc. (Symbol DD) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K.

DuPont preferred stock is listed on the New York Stock Exchange, Inc. (Symbol DDPrA for $3.50 series and Symbol DDPrB for $4.50 series).

DIVIDENDS

Common and preferred dividends are usually declared in January, April, July and October. Dividends on common stock are usually paid on or about the 12th of March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October.

INDEPENDENT AUDITORS

   PricewaterhouseCoopers LLP
   Two Commerce Square, Suite 1700
   2001 Market Street
   Philadelphia, PA 19103


SHAREHOLDER SERVICES

Inquiries from shareholders about stock accounts, transfers, certificates, dividends (including direct deposit and reinvestment), name or address changes and electronic receipt of proxy materials may be directed to DuPont's stock transfer agent:

   EquiServe Trust Company N.A.
   P.O. Box 43069
   Providence, RI 02940-3069
   or call: in the United States and Canada -
          888 983-8766 (toll-free)
          other locations - 781 575-2724
          for the hearing impaired -
          TDD: 800 952-9245 (toll-free)
   or visit EquiServe's home page at
   HTTP://WWW.EQUISERVE.COM

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

PRODUCT INFORMATION / REFERRAL

   From the United States and Canada:
     800 441-7515 (toll-free)
   From other locations: 302 774-1000
   E-mail: FIND.INFO@USA.DUPONT.COM
   On the Internet: HTTP://WWW.DUPONT.COM

PRINTED REPORTS AVAILABLE TO SHAREHOLDERS

The following company reports may be obtained, without charge:
   1. 2003 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
   2. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q;
   3. 2003 Annual Review

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

DUPONT MAGAZINE

Shareholders who are interested in learning more about the company's products and the contributions they make to society may request a free, one-year subscription to DuPont Magazine. Call 800 228-2558 (toll-free).


Printed on Boise Cascade 93 produced using DuPont's RPS Vantage titanium dioxide.