Form 10-Q
period 2004-03-31
DUPONT E I DE NEMOURS & CO
filed 2004-05-07
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

1,000,252,920 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 30, 2004.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries (which are wholly owned or majority owned), or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statements	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-23

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	24-25
Results of Operations	25-28
Segment Reviews	28-29
Liquidity & Capital Resources	30-31
Long-Term Employee Benefits	31

Item 4. Controls and Procedures	32

Part II Other Information

Item 1. Legal Proceedings	32-34
Item 4. Submission of Matters to a Vote of Security Holders	34-35
Item 6. Exhibits and Reports on Form 8-K	35-36

Signature	37

Exhibit Index	38-39

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Note 1)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2004	2003

Net sales	$8,073	$7,008
Other income (Note 2)	132	178

Total	8,205	7,186

Cost of goods sold and other operating charges	5,757	5,168
Selling, general and administrative expenses	820	746
Amortization of intangible assets (Note 8)	54	56
Research and development expense	337	315
Interest expense	85	81
Separation charges - Textiles & Interiors (Note 4)	345	-

Total	7,398	6,366

Income before income taxes and minority interests	807	820
Provision for income taxes	126	231
Minority interests in earnings of consolidated
subsidiaries	13	25

Income before cumulative effect of a change
in accounting principle	668	564
Cumulative effect of a change in accounting principle,
net of income taxes (Note 5)	-	(29)

Net income	$ 668	$ 535

Basic earnings per share of common stock (Note 6)
Income before cumulative effect of a change in
accounting principle	$ 0.67	$ 0.56
Cumulative effect of a change in accounting principle	-	(0.03)

Net income	$ 0.67	$ 0.53

Diluted earnings per share of common stock (Note 6)
Income before cumulative effect of a change in
accounting principle	$ 0.66	$ 0.56
Cumulative effect of a change in accounting principle	-	(0.03)

Net income	$ 0.66	$ 0.53

Dividends per share of common stock	$ 0.35	$ 0.35

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Note 1)
(Dollars in millions, except per share)

	March 31,	December 31,
	2004	2003

Assets

Current assets
Cash and cash equivalents	$ 3,733	$ 3,273
Marketable debt securities	37	25
Accounts and notes receivable, net	5,576	4,218
Inventories (Note 7)	4,054	4,107
Prepaid expenses	283	208
Income taxes	1,097	1,141
Assets held for sale (Note 4)	5,467	5,490

Total current assets	20,247	18,462

Property, plant and equipment, net of accumulated depreciation
(March 31, 2004 - $14,524; December 31, 2003 - $14,257)	9,814	9,892
Goodwill (Note 8)	1,968	1,939
Other intangible assets (Note 8)	2,943	2,986
Investment in affiliates	1,407	1,304
Other assets	2,448	2,456

Total	$38,827	$37,039

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,214	$ 2,412
Short-term borrowings and capital lease obligations	7,423	5,914
Income taxes	97	60
Other accrued liabilities	2,748	2,963
Liabilities held for sale (Note 4)	1,716	1,694

Total current liabilities	14,198	13,043

Long-term borrowings and capital lease obligations	4,348	4,301

Other liabilities	8,925	8,909

Deferred income taxes	656	508

Total liabilities	28,127	26,761

Minority interests	497	497

Commitments and contingent liabilities (Note 9)

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at March 31, 2004 - 1,086,865,593;
December 31, 2003 - 1,084,325,552	326	325
Additional paid-in capital	7,614	7,522
Reinvested earnings	10,501	10,185
Accumulated other comprehensive loss (Notes 10 and 12)	(1,748)	(1,761)
Common stock held in treasury, at cost (Shares: March 31, 2004
and December 31, 2003 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	10,203	9,781

Total	$38,827	$37,039

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Note 1)
(Dollars in millions)

	Three Months Ended
	March 31,
	2004	2003

Cash used for operations
Net income	$ 668	$ 535
Adjustments to reconcile net income to cash used for operations:
Cumulative effect of a change in accounting principle, net of tax (Note 5)	-	29
Depreciation	265	329
Amortization of intangible assets (Note 8)	54	56
Separation charges - Textiles & Interiors	345	-
Other non-cash charges and credits - net	174	123
Change in operating assets and liabilities - net	(1,788)	(1,370)

Cash used for operations	(282)	(298)

Investing activities
Purchases of property, plant and equipment	(254)	(254)
Investments in affiliates	(11)	(24)
Payments for businesses, net of cash acquired	(23)	(64)
Proceeds from sales of assets	2	-
Net (increase) decrease in short-term financial instruments	(13)	162
Forward exchange contract settlements	(129)	(209)
Miscellaneous - net	11	2

Cash used for investing activities	(417)	(387)

Financing activities
Dividends paid to stockholders	(352)	(351)
Net increase in borrowings	1,358	1,372
Proceeds from exercise of stock options	47	18

Cash provided by financing activities	1,053	1,039

Effect of exchange rate changes on cash	106	41

Increase in cash and cash equivalents	$ 460	$ 395

Cash and cash equivalents at beginning of period	3,348(a)	3,678

Cash and cash equivalents at end of period	$ 3,808(a)	$ 4,073

(a)	Includes cash classified as assets held for sale within the Consolidated Balance Sheet (see Note 4).

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the company's Annual Report on Form 10-K for the year ended December 31, 2003. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year's data have been made to conform to current year classifications.

Stock-Based Compensation

The company has stock-based employee compensation plans which are described more fully in Note 26 to the company's consolidated financial statements included in the company's Annual Report on
Form 10-K for the year ended December 31, 2003. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of Net income for the three-month periods ended March 31, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on Net income and earnings per share as if the fair value based method had been applied in each period.
	Three Months Ended
	March 31,
	2004	2003

Net income, as reported	$ 668	$ 535

Stock-based employee compensation expense included in reported
net income, net of related tax effects	10	4

Total stock-based employee compensation expense determined under
fair value method for all awards, net of related tax effects	(19)	(37)

Pro forma net income	$ 659	$ 502

Earnings per share:
Basic - as reported	$0.67	$0.53

Basic - pro forma	$0.66	$0.50

Diluted - as reported	$0.66	$0.53

Diluted - pro forma	$0.66	$0.50

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Variable Interest Entities

The company identified two equity affiliates as Variable Interest Entities (VIEs) where DuPont is considered the primary beneficiary. One entity provides manufacturing services for the company and consists of assets of $170 and liabilities and non-controlling interest of $141. Such amounts are classified as held for sale in the Consolidated Balance Sheet. See Note 4. The second entity is a real estate rental operation and consists of assets and liabilities of $24 and $24, respectively. The company guaranteed certain debt obligations of these entities, which totaled $128 at March 31, 2004.

In accordance with the provisions of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, the company has consolidated these VIEs as of March 31, 2004. This resulted in an immaterial charge that is included in income from operations at March 31, 2004.

In the second quarter 2004, DuPont Dow Elastomers LLC will be consolidated as a VIE. Further detail is provided under the heading "DuPont Dow Elastomers LLC" in Note 9.

Note 2. Other Income

	Three Months Ended
	March 31,
	2004	2003

Royalty income	$ 45	$ 30
Interest income, net of miscellaneous interest expense	21	17
Equity in earnings (losses) of affiliates	(91)*	4
Net gains on sales of assets	-	11
Exchange gains (losses)	(9)	(44)
Cozaar® /Hyzaar® income	148	154
Miscellaneous income and expenses - net	18	6

	$132	$178

*	Includes charge of $150 to establish a reserve associated with the DuPont Dow Elastomers LLC antitrust litigation matters. See Note 9.

Note 3. Restructuring and Asset Impairment Charges

During the first quarter 2004, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in the company's Annual Report on Form 10-K for the year ended December 31, 2003, at Note 4, "Restructuring and Asset Impairment Charges."

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Account balances and activity for the 2002 and 2001 programs are as follows:

Employee
Separation
2002 Programs	Costs

Balance - December 31, 2003	$ 79
Changes to accounts:
Employee separation settlements	(30)

Balance - March 31, 2004	$ 49

2001 Programs

Balance - December 31, 2003	$ 21
Changes to accounts:
Employee separation settlements	(3)

Balance - March 31, 2004	$ 18

Note 4. Separation Charges - Textiles & Interiors

In the first quarter 2004, the company recorded additional pretax charges of $345 related to this separation, including a $240 reduction of the sales price. The remaining $105 consists of an adjustment of $77 for certain entities (discussed below) that are expected to be transferred subsequent to closing, and other changes in estimates associated with the sale. In addition, the company recorded a tax benefit related to the first quarter charge that includes a change in estimate to reflect the preliminary allocation of sales proceeds to legal entities in various taxing jurisdictions. Additional charges and credits associated with the separation of Textiles & Interiors will occur in the second quarter.

Except for three equity affiliates, the transaction was completed on April 30, 2004. The transfer of these three equity affiliates will be delayed until the company receives approval from its equity partners, which is expected in the second half of the year. Upon transfer of these equity affiliates, the company expects to realize a gain of approximately $77.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following represents the major classes of assets and liabilities held for sale.

	March 31,	December 31,
	2004	2003

Cash and cash equivalents	$ 75	$ 75
Accounts and notes receivable	1,048	967
Inventories	694	661
Property, plant and equipment (net)	3,088	3,128
Other intangible assets (net)	178	193
Investment in affiliates	223	329
Prepaid expenses and other assets	161	137

Assets held for sale	$5,467	$5,490

Accounts payable	$ 534	$ 510
Borrowings and capital lease obligations	375	264
Deferred tax liability	260	316
Other liabilities	420	511
Minority interests	127	93

Liabilities held for sale	$1,716	$1,694

Note 5. Cumulative Effect of a Change in Accounting Principle

On January 1, 2003, the company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which resulted in a charge of $46 ($29 after-tax) which has been reported as a cumulative effect of a change in accounting principle. This amount represents the difference between assets and liabilities recognized prior to the application of this statement and the net amounts recognized pursuant to this statement.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 6. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003

Numerator:
Income before cumulative effect of a change in accounting principle	$668.0	$564.0
Preferred dividends	(2.5)	(2.5)

Income available to common stockholders before cumulative effect of
a change in accounting principle	$665.5	$561.5
Cumulative effect of a change in accounting principle	-	(29.0)

Net income available to common stockholders	$665.5	$532.5

Denominator:
Weighted-average number of common shares - Basic	999,242,763	995,752,067
Dilutive effect of the company's employee compensation plans	4,158,258	2,440,209

Weighted-average number of common shares - Diluted	1,003,401,021	998,192,276

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2004	2003

Average Stock Options	41,958,446	79,389,899

Note 7. Inventories

	March 31,	December 31,
	2004	2003

Finished products	$2,692	$2,401
Semifinished products	912	1,241
Raw materials and supplies	756	767

	4,360	4,409

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(306)	(302)

	$4,054	$4,107

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended March 31, 2004 are summarized in the table below.

		Goodwill
	Balance as of	Adjustments	Balance as of
	December 31,	and	March 31,
Segment	2003	Acquisitions*	2004

Agriculture & Nutrition	$ 593	$ 9	$ 602
Coatings & Color Technologies	806	9	815
Electronic & Communication Technologies	178	-	178
Performance Materials	220	9	229
Safety & Protection	126	2	128
Other	16	-	16

Total	$1,939	$29	$1,968

*	Includes refinements to the purchase accounting related to the acquisition of the remaining interest in Griffin LLC in December 2003, as well as the acquisitions of various other smaller businesses.

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	March 31, 2004
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,125	$ (903)	$1,222
Patents	160	(32)	128
Trademarks	75	(13)	62
Other	537	(164)	373

	2,897	(1,112)	1,785

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,055	$(1,112)	$2,943

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
	December 31, 2003
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,097	$ (856)	$1,241
Patents	150	(30)	120
Trademarks	74	(11)	63
Other	540	(136)	404

	2,861	(1,033)	1,828

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,019	$(1,033)	$2,986

The aggregate amortization expense for definite-lived intangible assets was $54 for the three-month period ended March 31, 2004. The estimated aggregate pretax amortization expense for 2004 and each of the next five years is approximately $210, $206, $201, $174, $156, and $133.

Note 9. Commitments and Contingent Liabilities

Guarantees

The fair value of guarantees is initially determined by consideration of data in observable markets, comparable transactions and the utilization of probability-weighted discounted net cash flow models. The fair value of guarantees issued or modified since the company's adoption of FASB Interpretation No. 45 on January 1, 2003 was not material.

Additional information related to the company's guarantees is summarized in the following table:

Total at
Guarantees	March 31, 2004

Product warranty liability(1)	$ 27
Indemnification liability(1)	29
Obligations for equity affiliates and others	1,098
Residual value guarantees(2)	118

$1,272

(1)	Included in the company's consolidated financial statements.
(2)	Applicable to the company's synthetic lease program.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Disclosures about each group of similar guarantees are provided below.

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of March 31, 2004 is $27. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2003 through March 31, 2004:

Balance - December 31, 2003	$22
Settlements (cash and in-kind)	(3)
Aggregate changes - issued 2004	8
Aggregate changes - pre-existing	-

Balance - March 31, 2004	$27

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of March 31, 2004 and December 31, 2003 is $29 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Upon closing of the sale of substantially all of the net assets of the Textiles & Interiors segment, the company indemnified Koch against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties. The estimated fair value of these obligations is $75 and was recorded on April 30, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and other unaffiliated companies. At March 31, 2004, the company had directly guaranteed $876 of such obligations, plus $222 relating to guarantees of certain obligations and liabilities of Conoco, Inc. as discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Of the $876 directly guaranteed obligations, $74 is for short-term (less than one year) bank loans related to customers, $35 is for long-term (1-5 years) bank loans related to customers, $387 is for short-term (less than one year) bank borrowings related to equity affiliates, $239 is for long-term (1-6 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 7 years), $28 is for revenue bonds (1-12 years), and $10 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 30 percent of the $115 of guaranteed obligations of customers. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2004, the liabilities recorded for these obligations were not material.

The company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $222 as of March 31, 2004. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At March 31, 2004, the company had no liabilities recorded for these obligations.

Residual Value Guarantees

As of March 31, 2004 the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $118 at March 31, 2004. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases
	March 31,	December 31,
	2004	2003

Filed	1	3
Resolved	-	11
Pending	97	96

Twenty-one of the 97 cases pending against the company at March 31, 2004, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Forty-four of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Four of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate® OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in August 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. Oral argument of DuPont's appeal was heard on January 8, 2004, and the company is awaiting the court's decision. The company has concluded that it is not probable that the adverse judgment in this case will ultimately be upheld; therefore, it has not established a reserve for this matter. A case tried in state court in Florida in 2001 involving alleged damage to orchids resulted in a jury verdict in favor of DuPont. In November 2003, the intermediate appellate court reversed the case and ordered a new trial. DuPont has moved for rehearing of that decision. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 44 reopener cases, the Eleventh Circuit Court of Appeals affirmed the Florida federal court's dismissal of the lead case of the 28 cases pending before it. Plaintiffs sought review by the U.S. Supreme Court, however, on May 3, 2004, the Court declined to review the case. Ten of the remaining reopener cases are in various stages of development in trial and appellate courts in Florida. The five reopener cases pending before the federal district court in Hawaii were dismissed on February 26, 2004. The plaintiffs may appeal these decisions to the Ninth Circuit Court of Appeals. The remaining case is pending in state court in Hawaii.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In the four cases involving allegations that Benlate® caused birth defects to children exposed in utero, the federal court in West Virginia dismissed the case pending before it on the grounds of insufficient scientific support for causation. On January 27, 2004, the Fourth Circuit Court of Appeals affirmed the dismissal. Plaintiffs are seeking review by the U.S. Supreme Court. The remaining three cases are pending in Delaware. Two of these cases were dismissed for not being timely filed and were appealed to the Delaware Supreme Court. In April of 2003, the Delaware Supreme Court reversed the dismissals and remanded these two cases, involving six plaintiffs, to the trial court for further proceedings. In the third case pending in Delaware, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. The case is scheduled for trial in October of 2004. A trial date has been set in April 2005 for two of the remaining six plaintiffs in Delaware. A fifth case tried in Florida, ultimately resulted in a ruling for the plaintiffs. In 2003, DuPont paid the judgment of approximately $6.8 and the case has been closed. DuPont does not expect the Florida Supreme Court's decision to have precedential value in the three cases pending in Delaware since Florida uses a different standard to determine admissibility.

The 28 cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate®  OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate®  OD. One case was tried in the fall of 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The company appealed the judgments in both cases. On September 17, 2003, the intermediate appellate court reversed the adverse verdict against DuPont in the first case and the plaintiffs sought review of this ruling by the Florida Supreme Court. On February 11, 2004, the Florida Supreme Court declined to review the matter. The company has sought entry of judgment in its favor from the trial court. On March 31, 2004, the intermediate appellate court reversed the verdict in the second case and ordered judgment entered for DuPont. The plaintiffs are expected to seek review by the Florida Supreme Court. An accrual has not been established for either case because the company has concluded that it is not probable that the adverse judgments at the trial level ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried early in 2001.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of March 31, 2004, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $250 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

PFOA: U.S. Environmental Protection Agency (EPA) and Class Action

DuPont uses perfluorooctanoic acid and its salts (collectively referred to herein as PFOA), as processing aids to manufacture fluoropolymer resins and dispersions at various sites around the world, including its Washington Works plant in West Virginia. DuPont purchased PFOA from a third party until it began manufacturing PFOA in North Carolina in the fall of 2002. Some of the wastestream from the manufacture of PFOA is treated at DuPont's Chambers Works site in New Jersey. DuPont also

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

manufactures fluorinated telomers that are used in soil, stain and grease repellants for the paper, apparel, upholstery and carpet industries. DuPont does not use PFOA as a processing aid in the manufacture of these telomers, although there is evidence indicating that telomer chemistry can form small trace amounts of PFOA.

On April 14, 2003, the United States Environmental Protection Agency (EPA) issued a preliminary risk assessment on PFOA. It indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. However, the EPA has said that it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. In addition, the EPA invited interested parties to participate in publicly negotiated agreements known as enforceable consent agreements, or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA. DuPont expects that this process will continue well into 2004.

Based on over fifty years of industry experience and extensive scientific study, DuPont believes there is no evidence that PFOA causes any adverse human health effects or harms the environment. However, DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorinated telomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. In addition, the class seeks diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. The class, which could be as large as fifty thousand individuals, has been defined as anyone who has consumed drinking water containing quantifiable levels (0.05 parts per billion) of PFOA. The Lubeck Public Service District and plaintiffs reached a settlement agreement that has been approved by the court. DuPont does not believe that consumption of drinking water with low levels of PFOA has caused or will cause deleterious health affects. September 20, 2004 has been set as the trial date for this action and DuPont intends to defend itself vigorously in this matter.

While DuPont does not believe that its use of PFOA has caused or will cause any deleterious health affects, management recognizes that it is reasonably possible that losses related to PFOA may be incurred; however, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

DuPont Dow Elastomers LLC

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible criminal antitrust violations, which may include price fixing. DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture between DuPont and The Dow Chemical Company, has been subpoenaed in connection with the investigations. Related civil litigation has been filed against DDE and others, including DuPont.

DuPont and Dow have concluded that it is in the best interest of all parties involved to consolidate control over directing DDE's response to these investigations and the related litigation. Consequently, in April 2004, DuPont and Dow entered into a series of agreements that are described below. As a result of these agreements, DuPont has obtained complete control over directing DDE's response to these investigations and the related litigation.

DuPont and Dow have agreed to allocate disproportionately DDE's potential liabilities and costs (including fines, settlements, judgments, penalties and defense costs) with respect to the investigations and related litigation. As a result, DuPont will bear any potential liabilities and costs up to the initial $150. Dow is obligated to contribute up to $72.5 by making contributions of 15 percent to 30 percent toward any potential liabilities and costs that exceed $150, if any.

In addition, DuPont and Dow have agreed to enter into definitive agreements that give Dow the option to acquire certain assets relating to ethylene and chlorinated elastomers from DDE in a non-cash equity redemption. If Dow elects to exercise its option, then DuPont will purchase Dow's remaining equity interest, if any, in DDE immediately after Dow acquires the assets from DDE. As a result, DDE would become a wholly owned subsidiary of DuPont. The purchase price for each of these transactions will be determined at a later date based on fair market values subject to an agreed collar. Dow has until December 31, 2004 to exercise its option, but the parties have agreed that the closing of these transactions will not occur prior to June 30, 2005.

Consequently, DuPont's allocation of any potential liabilities and costs associated with these matters is greater than its fifty percent share in the venture. In addition, DuPont has agreed to make capital contributions to DDE in an amount equal to DuPont's allocated share of any such liabilities and costs. DuPont's obligation to make capital contributions is not limited. Dow's obligation to make capital contributions to DDE for Dow's allocated share of any potential liabilities and costs associated with these matters has been capped at $72.5. Furthermore, DuPont has agreed to loan Dow the money with which to make such capital contributions to DDE. The loan, if made, would be without recourse to Dow and secured solely by Dow's ownership interest in DDE. The price to be paid by DuPont to Dow in exchange for Dow's ownership interest in DDE will be reduced by the amount of any such loans.

As a result of the agreements between Dow and DuPont, DuPont's Consolidated Income Statement for the three months ended March 31, 2004 includes a charge of $150 which DuPont believes is the best estimate of the probable liability based on the current status of these investigations and the related facts and circumstances. Given the uncertainties inherent in predicting the outcome of these investigations and the related litigation, and in projecting future costs, it is possible that actual losses will exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time. In addition, these agreements resulted in DDE becoming a variable interest entity (VIE) as of April 2004, with DuPont being the primary beneficiary. DuPont will consolidate DDE beginning in the second quarter. This will impact the company's consolidated income statement by adding approximately $1,000 to net sales on an annual basis, with no expected change to net income. The company is in the process of evaluating the impact this consolidation will have on the consolidated balance sheet.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Automotive Refinishes

Class actions were filed against DuPont and four other manufacturers of automotive refinishes in 2001 for civil damages arising out of an alleged conspiracy to fix prices. The majority of these lawsuits were consolidated in the federal district court of Philadelphia, Pennsylvania. In March 2004, DuPont reached an agreement in principle to settle these lawsuits for $36. Other terms of the settlement are confidential and the settlement agreement is subject to court approval. Although DuPont denies the allegations and believes that it would prevail at trial, DuPont decided to settle in order to avoid the expense and business disruption that would be incurred over the next several years to continue the litigation. DuPont will continue to vigorously defend 9 related cases pending in a California state court.

The company's Consolidated Income Statement for the three months ended March 31, 2004 includes a charge of $36 to establish an accrual related to these matters. DuPont does not believe that it is reasonably possible that it will incur a material loss related to these matters in excess of the amount accrued.

General

The company is subject to various other lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters; and contract and antitrust claims. The company accrues for contingencies when a loss is probable and the amounts can be reasonably estimated. While the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, the company's Consolidated Balance Sheet includes a liability of $376 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at March 31, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Comprehensive Income

The following sets forth the company's total comprehensive income for the periods shown:

	Three Months Ended
	March 31,
	2004	2003

Net income	$668	$535
Cumulative translation adjustment	(15)	16
Net revaluation and clearance of
cash flow hedges to earnings	25	4
Net unrealized gains (losses) on
available for sale securities	3	(2)

Total comprehensive income	$681	$553

Note 11. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended
	March 31,
	2004	2003

Service cost	$ 92	$ 85
Interest cost	310	306
Expected return on plan assets	(350)	(345)
Amortization of transition asset	(2)	(2)
Amortization of unrecognized loss	78	56
Amortization of prior service cost	12	13
Curtailment/settlement loss	12*	-

Net periodic benefit cost	$ 152	$ 113

*	Represents an additional curtailment loss due to the sale of INVISTA.

The following sets forth the components of the company's net periodic cost for other benefits:

	Three Months Ended
	March 31,
	2004	2003

Service cost	$ 9	$ 11
Interest cost	68	86
Amortization of unrecognized loss	13	17
Amortization of prior service cost	(44)	(38)

Net periodic benefit cost	$ 46	$ 76

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $300 to its pension plans other than the principal U.S. pension plan and $420 to its other postretirement benefit plans in 2004. As of March 31, 2004, contributions of $90 have been made to its pension plans other than the principal U.S. pension plan and the company anticipates additional contributions of $230 throughout 2004. In addition, the company has made contributions of $105 to its other postretirement benefit plans as of March 31, 2004. No contributions are currently required to be made to the principal U.S. pension plan trust fund by funding requirements or laws. Although the company is permitted to make a tax deductible discretionary contribution to the principal U.S. pension plan trust fund in 2004, no decision has been made to make such a contribution.

Note 12. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 29 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. During the first quarter 2004, hedge ineffectiveness of $2 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended
	March 31, 2004
	Pretax	Tax	After-Tax

Beginning balance	$(13)	$ 5	$ (8)
Additions and revaluations of derivatives designated as
cash flow hedges	37	(14)	23
Clearance of hedge results to earnings	3	(1)	2

Ending balance	$ 27	$(10)	$17

Portion of ending balance expected to be reclassified into
earnings over the next twelve months	$ 12	$ (5)	$ 7

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 13. Segment Information

	Three Months Ended
CONSOLIDATED SEGMENT INFORMATION	March 31,
	2004	2003

SEGMENT SALES(1)
Agriculture & Nutrition	$2,202	$1,790
Coatings & Color Technologies	1,417	1,269
Electronic & Communication Technologies	816	677
Performance Materials	1,519	1,336
Safety & Protection	1,088	985
Textiles & Interiors	1,883	1,717
Other	12	3

Total Segment Sales	8,937	7,777

Elimination of Transfers	(251)	(219)
Elimination of Equity Affiliate Sales	(613)	(550)

CONSOLIDATED NET SALES	$8,073	$7,008

PRETAX OPERATING INCOME (LOSS) (PTOI)(2)
Agriculture & Nutrition	$ 630	$ 518
Coatings & Color Technologies(3)	153	141
Electronic & Communication Technologies	92	32
Performance Materials(4)	5	133
Pharmaceuticals	148	153
Safety & Protection	232	206
Textiles & Interiors(5)	(195)	5
Other(6)	(32)	(106)

Total Segment PTOI	1,033	1,082

Exchange Gains and Losses	(13)	(50)
Corporate Expenses & Interest	(213)	(212)

Income Before Income Taxes and Minority Interests	$ 807	$ 820

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION
(1)	Includes transfers and pro rata share of equity affiliate sales.

(2)

Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles.

(3)	First quarter 2004 includes a charge of $36 to provide for the anticipated settlement of litigation in Refinish.

(4)	First quarter 2004 includes a charge of $150 to provide for the company's share of estimated losses associated with the DuPont Dow Elastomers LLC antitrust litigation matters.

(5)	First quarter 2004 reflects an additional INVISTA-related charge of $345 which includes an agreed upon reduction of sales price by $240, and other changes in estimates associated with the sale.

(6)	First quarter 2003 includes a charge of $78 to provide for settlement of the 1995 Benlate® shareholder litigation case.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Subsequent Events

Cost Reduction Initiatives

The company announced in April 2004 that it will reduce its global employee work force, excluding the anticipated reduction in its workforce as a result of the INVISTA sale, by 6 percent, or 3,500 positions, as part of its $900 cost improvement program announced in December 2003. The company expects to eliminate about 3,000 positions through severance programs and about 500 positions through normal attrition during the period from December 1, 2003, to December 31, 2004. In addition, the company is reducing 450 contractor positions. The positions impacted will be primarily in North America and Western Europe.

As a result of these actions, the company expects to take a second quarter charge of approximately $0.17 - $0.19 per share, largely for employee severance costs. The company will finalize the amount of restructuring charges during the second quarter.

Debt Refinancing

On April 30, 2004, the company completed a $1,400 debt offering which consisted of $900, 4.125 percent notes due in 2010 and $500, 4.875 percent notes due in 2014. Concurrently, the company entered into interest rate swap agreements with notional amounts totaling $1,400. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. Proceeds from the offering will be used to refinance 2004 maturities.

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
    The company operates in approximately 75 countries worldwide and derives 55 percent of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including slowing economic growth, particularly in the United States, Europe and Asia Pacific, inflation or fluctuations in interest and foreign currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) could affect the company's financial results.
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
    The company's ability to grow earnings will be affected by increases in the cost of raw materials. The Performance Materials segment is particularly affected by increases in the costs of oil, natural gas and products derived from oil and natural gas. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.
    As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. However, there can be no assurance that any planned divestiture or acquisition will be completed or beneficial to the company.

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

Results of Operations

Net Sales

             Consolidated net sales for the first quarter of 2004 totaled $8.1 billion compared to $7.0 billion in the first quarter of 2003, an increase of 15 percent. This includes a 6 percent benefit from currency, a 2 percent net benefit attributable to the impact of acquired businesses, and a 7 percent benefit from higher sales volumes.

	Three Months Ended
	March 31,
		Percent	Percent Change Due To
	2004	Change	Local	Currency
	Net Sales	vs. 2003	Price	Effect	Volume	Other

Worldwide	$8.1	15	-	6	7	2
U.S.	3.6	9	1	-	6	2
Europe	2.5	22	(1)	16	6	1
Asia Pacific	1.3	20	1	5	13	1
Canada & Latin
America	0.7	20	4	5	5	6

Form 10-Q

Other Income

             First quarter 2004 other income totaled $132 million versus $178 million in the prior year, a decrease of 26 percent. The first quarter 2004 includes a charge of $150 million to provide for the company's share of estimated losses associated with the DuPont Dow Elastomers LLC antitrust litigation matters. This charge was partially offset by an increase in equity in earnings of other affiliates, higher royalty income and lower exchange losses.

Cost of Goods Sold and Other Operating Charges

             Cost of Goods Sold and Other Operating Charges totaled $5.8 billion versus $5.2 billion in the prior year, up 11 percent. As a percent of net sales, cost of goods sold and other operating charges was 71 percent in the first quarter of 2004 versus 74 percent in 2003. The percentage decrease relative to sales principally reflects the following: (a) the current period absence of depreciation and amortization on substantially all of the assets of the Textiles & Interiors segment, (b) the favorable impact of exchange rates due to the weaker U.S. dollar and (c) lower costs related to litigation. These benefits were partly offset by higher prices paid for raw materials.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (SG&A) totaled $820 million for the quarter versus $746 million in the prior year, an increase of 10 percent. As a percent of net sales, SG&A remained at approximately 10 percent for the three-month periods in 2004 and 2003.

Research and Development Expense

             Research and development expense (R&D) totaled $337 million for the quarter versus $315 million in the prior year, an increase of almost 7 percent. This is consistent with the company's expectation for R&D to total approximately $1.2 billion for the year. R&D was approximately 4 percent of net sales for the three-month periods in 2004 and 2003, respectively.

Interest Expense

             Interest expense totaled $85 million in the first quarter of 2004 compared to $81 million in the first quarter of 2003, an increase of 5 percent due to higher debt levels partly offset by lower average interest rates.

Employee Separation Costs and Write-down of Assets

             The company announced in April 2004 that it will reduce its global employee work force, excluding the anticipated reduction in its workforce as a result of the INVISTA sale, by 6 percent, or 3,500 positions, as part of its $900 million cost improvement program announced in December 2003. In addition, the company is reducing 450 contractor positions. As a result of these actions, the company expects to take a second quarter charge of approximately $0.17 - $0.19 per share, largely for employee severance costs. The company will finalize the amount of restructuring charges during the second quarter.

Form 10-Q

             The work force reductions are expected to deliver about $325 in annualized savings. Since the reductions will occur mid-year 2004, roughly half of the annualized savings will benefit 2004, primarily in the second half. Essentially all of the annualized savings from position reductions will benefit 2005.

             Information related to the company's 2001 and 2002 restructuring activities is included in Note 3 to the interim consolidated financial statements.

Separation Charges - Textiles & Interiors

             In the first quarter 2004, the company recorded additional pretax charges of $345 million related to this separation, including a $240 million reduction of the sales price. The remaining $105 million consists of an adjustment of $77 million for certain entities (discussed below) that are expected to be transferred subsequent to closing, and other changes in estimates associated with the sale. In addition, the company recorded a tax benefit on the first quarter charge that includes a change in estimate to reflect the preliminary allocation of sales proceeds to legal entities in various taxing jurisdictions. Additional charges and credits associated with the separation of Textiles & Interiors will occur in the second quarter.

             On April 30, 2004, the company completed the sale of substantially all of the net assets of the Textiles & Interiors segment (INVISTA) to subsidiaries of Koch for $3,828 million and the assumption of $272 million of the company's debt. The transfer of three equity affiliates will be delayed until the company receives approval from its equity partners, which is expected in the second half of the year. Upon transfer of these equity affiliates, the company expects to realize a gain of approximately $77 million. If these equity affiliates were not to be transferred, it could reduce the expected gain and final cash proceeds reflected in the purchase price above by up to $77 million and $168 million, respectively. Final proceeds are subject to adjustments to reflect closing balances for working capital and consolidated debt levels.

             In addition, the company plans to sell certain other assets of the Textiles & Interiors segment in 2004. These transactions are currently expected to be completed during 2004.

Provision for Income Taxes

             The effective income tax rates (EITR) for the first quarter 2004 and 2003 were 15.6 percent and 28.1 percent, respectively. The first quarter 2004 EITR reflects a significant tax benefit associated with additional INVISTA-related charges, offset in part by a low tax benefit recorded on the $150 million accrual associated with DuPont Dow Elastomers LLC antitrust investigations and related litigation. In addition, the company's 2004 EITR has benefited from a greater portion of foreign earnings being generated in jurisdictions with lower rates.

Cumulative Effect of a Change in Accounting Principle

             On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record an asset and related liability for the costs associated with the retirement of a long-lived tangible asset if a legal liability to retire the asset exists. The adoption of this standard resulted in a cumulative effect of a change in accounting principle after-tax charge to income of $29 million. See Note 5 to the interim consolidated financial statements for additional information.

Form 10-Q

Net Income

             First quarter 2004 net income was $668 million versus $535 million in 2003. The current quarter includes charges related to special items totaling $296 million whereas the first quarter 2003 had a special item charge of $51 million. These items are summarized in the table below. In addition, the first quarter 2003 includes a $29 million charge for the cumulative effect of a change in accounting principle. The increase in 2004 net income reflects higher sales volumes, a lower tax rate, and the absence of depreciation on substantially all Textiles & Interiors assets. Currency benefits were essentially offset by the negative impact of higher raw material costs.

			Diluted
	Pretax	After-Tax	Earnings
Special Items	Benefit	Benefit	(Loss)
(Dollars in millions, except per share)	(Charge)	(Charge)	Per Share

2004
1st Quarter
DuPont Dow Elastomers LLC litigation	$(150)	$(138)	$(0.14)
Automotive Refinish litigation	(36)	(23)	(0.02)
INVISTA related items	(345)	(135)	(0.14)

1st Quarter Total	$(531)	$(296)	$(0.30)

2003
1st Quarter
Benlate® litigation	$ (78)	$ (51)	$(0.05)

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three-month period ended March 31, 2004 compared with the same period in 2003. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles

             Agriculture & Nutrition - Sales of $2.2 billion were 23 percent higher reflecting 11 percent higher U.S. dollar selling prices, 6 percent higher volume, and a 6 percent benefit attributable to additional sales from The Solae Company, a venture with Bunge Limited which was formed in the second quarter of 2003. Seasonally high PTOI for the first quarter was $630 million versus $518 million in last year's first quarter. The increase in earnings reflects higher average prices for crop production products, higher segment sales volumes and a currency benefit from the weaker U.S. dollar, partly offset by higher raw material costs.

             Coatings & Color Technologies - Sales of $1.4 billion were up 12 percent, principally reflecting 8 percent higher U.S. dollar selling prices (primarily due to currency changes) and 4 percent higher volume. PTOI was $153 million versus $141 million in the prior year, principally reflecting the benefit of the weaker dollar and higher local currency selling prices. These benefits more than offset the impact of a $36 million charge for Automotive Refinish litigation settlement and increases in raw material and other costs.

Form 10-Q

             Electronic & Communication Technologies - Sales of $816 million were up 21 percent, reflecting 17 percent higher volumes and 4 percent higher U.S. dollar selling prices. The latter reflects the currency benefit from a weaker dollar, partly offset by lower local currency selling prices. PTOI was $92 million versus $32 million last year. The earnings increase reflects substantially higher volumes and the benefit of a weaker dollar, partly offset by lower local currency selling prices.

             Performance Materials - Sales of $1.5 billion were up 14 percent reflecting 8 percent higher volume and 6 percent higher U.S. dollar selling prices, the latter reflecting the weaker dollar. PTOI was $5 million compared to $133 million last year. The decline in earnings principally reflects a $150 million charge related to the DuPont Dow Elastomers LLC antitrust matters. A benefit to earnings from currency changes was essentially offset by higher raw material costs.

             Pharmaceuticals - First quarter PTOI of $148 million remained relatively flat with 2003 PTOI of $153 million, reflecting a slight decrease in Cozaar® /Hyzaar® income.

             Safety & Protection - Sales of $1.1 billion were up 10 percent due to 5 percent higher U.S. dollar selling prices, principally reflecting the weaker dollar, and 5 percent higher volume. PTOI of $232 million increased from $206 million in the prior year. The benefit of higher local selling prices and sales volumes was partly offset by higher fixed costs.

             Textiles & Interiors - Sales of $1.9 billion were up 10 percent due to 7 percent higher volumes, a 1 percent benefit from an increased interest in a venture, and 2 percent higher U.S. dollar selling prices. The latter reflects a currency benefit, partly offset by lower local currency selling prices. PTOI was a loss of $195 million including additional INVISTA-related charges of $345 million recorded to reflect an agreed upon $240 million reduction in the INVISTA sales price, and other changes in estimates associated with the sale. This earnings impact was partly offset by the absence of depreciation and amortization charges on substantially all of the segment's assets. An earnings benefit from higher volumes and currency was essentially offset by lower local currency selling prices and higher raw material costs.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             From December 31, 2003 to March 31, 2004, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities, including $300 million of net debt from assets and liabilities held for sale at March 31, 2004) increased approximately $1.2 billion from $7.1 billion to $8.3 billion. The following table summarizes the changes in the company's consolidated net debt for this period:

(Dollars in millions)

Net debt - December 31, 2003	$ 7,106

Cash used for operations	(282)
Purchases of property, plant and equipment
and investment in affiliates	(265)
Net payments for businesses acquired	(23)
Forward exchange contract settlements	(129)
Dividends paid to stockholders	(352)
Debt assumed from consolidation of VIEs	(128)
Other	(16)

Increase in net debt	(1,195)

Net debt - March 31, 2004	$ 8,301

Cash and cash equivalents	$ 3,733
Marketable debt securities	37
Cash and cash equivalents held for sale	75
Borrowings and capital lease obligations held for sale	(375)

Total borrowings and capital lease obligations	$11,771

             Cash used for operations was $282 million and $298 million for the three months ended March 31, 2004 and 2003, respectively. Historically, the company has negative cash flows from operations in the first quarter, primarily reflecting cash used to fund the seasonality of the company's Agriculture & Nutrition segment. Working capital at March 31, 2004, was $6.0 billion, a $630 million increase from December 31, 2003. This increase is a result of higher receivables attributable to Agriculture & Nutrition seasonal sales volumes.

             Purchases of property, plant and equipment and investments in affiliates for the three months ending March 31, 2004 totaled $265 million. The company expects full year purchases of property, plant and equipment and investments in affiliates to be about $1.4 billion.

             The settlements of forward exchange contracts issued to hedge the company's net exposure, by currency, related to monetary assets and liabilities resulted in cash payments of $129 million for the first quarter. The payments were primarily attributable to the weaker dollar versus the euro. These settlements were largely offset by revaluations of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statement of Cash Flows.

Form 10-Q

             Dividends paid to stockholders during the three months ended March 31, 2004 totaled $352 million. The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. As of March 31, 2004, no shares were purchased under this program and management has not established a timeline for the buyback of stock under this plan.

             Net debt increased $1.2 billion from December 31, 2003, which includes $128 million of debt assumed relating to the two VIEs that were fully consolidated in March 2004. See page 7 for additional information regarding the VIEs. The increase in net debt was financed with commercial paper, which became a more significant portion of the company's total debt position. The impact of the change in the debt portfolio mix reduced the month-end average interest rate from 3.0 percent at December 31, 2003, to 2.8 percent at March 31, 2004.

             The company believes net debt provides the investor with a more realistic view of the company's liquidity and actual debt position because the company's cash and cash equivalents and marketable debt securities are available to pay down debt. Net debt also allows the investor to compare debt in different periods without adjusting for cash and the changes in cash position.

             The company expects to use the proceeds from the sale of INVISTA to strengthen its balance sheet by reducing debt. In addition, although no contributions are currently required to be made to the principal U.S. pension plan trust fund, the company is permitted to make a tax deductible discretionary contribution in 2004. No decision has been made to make such a contribution.

                  Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

Debt Refinancing

             On April 30, 2004, the company completed a $1,400 million debt offering which consisted of $900 million, 4.125 percent notes due in 2010 and $500 million, 4.875 percent notes due in 2014. Concurrently, the company entered into interest rate swap agreements with notional amounts totaling $1,400 million. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. Proceeds from the offering will be used to refinance 2004 maturities.

Guarantees

                  For detailed information related to Guarantees, see Note 9 "Commitments and Contingent Liabilities" to the company's interim consolidated financial statements.

Long-Term Employee Benefits

             The company announced in April 2004 that it will reduce its global employee work force, excluding INVISTA, by 6 percent, or 3,500 positions. As a result, a remeasurement of pension and other postretirement benefits is required. The company is in the process of evaluating the impact of this remeasurement.

Form 10-Q

Item 4.     CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company's reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2004, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Controls over Financial Reporting

As previously disclosed, the company is currently in the process of implementing an Enterprise Resource Planning (ERP) system globally; implementation is phased and is currently planned to be complete in 2006. In addition, the company recently announced that it will undertake restructuring initiatives that may result in the realignment of job responsibilities and the elimination of approximately 3,500 positions. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing.

There has been no change in the company's internal controls over financial reporting that occurred during the first quarter 2004 that has materially affected the company's internal controls over financial reporting. The company is currently assessing its internal controls versus the new standards that were recently issued by the Public Company Accounting Oversight Board. Management has identified and discussed with the company's Audit Committee certain control improvements necessary to enhance the reliability of the company's internal controls over financial reporting. The company is actively addressing these improvement initiatives.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      Information related to this matter is included within Note 9 to the company's interim consolidated financial statements under the heading Benlate® ..

PFOA: U.S. Environmental Protection Agency (EPA) and Class Action

                      Information related to this matter is included within Note 9 to the company's interim consolidated financial statements under the heading PFOA.

Form 10-Q

DuPont Dow Elastomers LLC

                      Information related to this matter is included within Note 9 to the company's interim consolidated financial statements under the heading DuPont Dow Elastomers LLC.

Environmental Proceedings

Grand Cal/Indiana Harbor System

                      The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act, (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of seventeen potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. DuPont and eight other PRPs will enter a consent decree to resolve this matter. As a result, DuPont will (i) reimburse about $500,000 of assessment costs incurred by the Departments, (ii) pay $10,000,000 over a five-year period into a Department of Natural Resources restoration fund, and (iii) place approximately 172 acres of natural dune and swale land along the Grand Calumet into a conservation easement. The company expects that the Consent Decree will be entered in the third quarter of 2004.

PFOA: West Virginia and Ohio Departments of Environmental Protection

                      DuPont uses perfluorooctanoic acid and its salts (PFOA) as a processing aid to manufacture fluoropolymer resins and dispersions at its Washington Works plant in Wood County, West Virginia. Currently, DuPont recovers or destroys 85 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant. By the end of 2004, the company expects that more than 90 percent will be recovered or destroyed.

                      In November 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a multimedia Consent Order (the WV Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. DuPont recently submitted to the WVDEP its initial air dispersion modeling results for the period between September 2002 and August 2003 which demonstrated that the air screening level was not exceeded during the time period.

                      Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $3.6 million through March 31, 2004, in connection with these activities. DuPont expects to continue to monitor public drinking water supplies in and around the Washington Works plant on a quarterly and/or annual basis. The scope and extent of this monitoring has yet to be determined. In addition, the company may perform other environmental monitoring as suggested by results received from studies performed under the WV Order.

Form 10-Q

                      Environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP, and the Division of Health and Human Resources, (the MOU). Under the MOU, these results were shared with the Ohio EPA. Also, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia, pursuant to the MOU. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with EPA Region III (which includes West Virginia) and Region V (which includes Ohio) in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the WV Order. Since the PFOA concentrations in drinking water tested to date are significantly below the screening level, it is unlikely that DuPont will be required to provide alternative drinking water under the SDWC Order.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Business transacted at the annual meeting:

                      A total of 828,183,215 shares of common stock were voted in person or by proxy at the annual meeting of stockholders on April 28, 2004, or 82.8 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the 2004 proxy statement.
1.	ELECTION OF DIRECTORS: The 12 nominees listed below were elected to serve on the Board of Directors for the ensuing year. The vote tabulation with respect to each nominee follows:

	Votes	Votes Cast Against
Director	Cast For	Or Withheld

A. J. P. Belda	807,327,836	20,855,379
R. H. Brown	807,408,633	20,774,582
C. J. Crawford	800,027,040	28,156,175
J. T. Dillon	807,438,578	20,744,637
L. C. Duemling	804,816,661	23,366,554
C. O. Holliday, Jr.	803,378,528	24,804,687
D. C. Hopkins	803,406,041	24,777,174
L. D. Juliber	804,087,354	24,095,861
M. Naitoh	807,387,575	20,795,640
W. K. Reilly	802,640,486	25,542,729
H. R. Sharp, III	795,216,436	32,966,779
C. M. Vest	798,146,652	30,036,563

2.

RATIFICATION OF INDEPENDENT ACCOUNTANTS: The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent accountants for 2004 was approved by a vote of 787,281,776 shares for, 14,042,843 shares against, and 26,858,596 abstentions and broker non-votes.

3.

GOVERNMENT SERVICE: A stockholder proposal requesting that DuPont furnish to stockholders, a list of employees, consultants, and advisors, who previously served in any governmental capacity, and to disclose whether such persons were engaged in any matter which had a bearing on the business of the company was defeated by a vote of 524,724,053 shares against, 52,780,003 shares for, and 250,679,159 abstentions and broker non-votes.

Form 10-Q

4

INTERNATIONAL WORKPLACE STANDARDS: A stockholder proposal recommending that DuPont adopt and implement an enforceable human rights policy based on certain conventions of the International Labor Organization's Declaration on Fundamental Principles and Rights at Work, including Conventions 29, 87, 98, 100, 105, 111, 138 and 182 was defeated by a vote of 492,979,853 shares against, 74,178,346 shares for, and 261,025,016 abstentions and broker non-votes.

5.

EXECUTIVE COMPENSATION: A stockholder proposal requesting that DuPont prepare a report to shareholders that reviews the compensation packages provided to senior executives and addresses specific topics was defeated by a vote of 546,574,233 shares against, 72,888,123 shares for, and 208,720,859 abstentions and broker non-votes.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 38 and 39.

(b)     Reports on Form 8-K

1.

On January 27, 2004, the registrant announced its consolidated financial results for the quarter and year ended December 31, 2003. A copy of the registrant's earnings news release entitled "DuPont Reports Fourth Quarter and Full-Year 2003 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on January 27, 2004. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

2.

On April 8, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." The registrant filed a news release, dated April 8, 2004, entitled "DuPont Provides Update on Sale of INVISTA™ .."

3.

On April 8, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." The registrant filed a news release entitled "DuPont and Dow Enter into Agreements on DuPont Dow Elastomers."

4.

On April 12, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." The registrant filed a news release entitled "DuPont Announces Work Force Reduction as Part of Competitiveness Actions."

5.

On April 14, 2004, a Current Report on Form 8-K was furnished under Item 5, "Other Events and Regulation FD Disclosure." The registrant furnished a news release entitled "DuPont Updates First Quarter Earnings Outlook." The information contained in the Current Report shall not be deemed filed by the registrant under the Securities Act of 1933, as amended.

6.

On April 26, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." Under Item 7, "Financial Statements and Exhibits," the company filed Pro Forma Financial Information related to sale of INVISTA.

Form 10-Q

7.

On April 26, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." Under Item 7, "Financial Statements and Exhibits," the company filed revised Pro Forma Financial Information related to the sale of INVISTA.

8.

On April 27, 2004,the registrant announced its consolidated financial results for the quarter ended March 31, 2004. A copy of the registrant's earnings news release entitled "DuPont Reports First Quarter 2004 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on April 27, 2004. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

9.

On May 5, 2004, a Current Report on Form 8-K was filed under Item 2, "Acquisition or Disposition of Assets." Under Item 7, "Financial Statements and Exhibits," the company filed Pro Forma Financial Information related to the sale of INVISTA.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: May 7, 2004

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.6*

Company's Salary Deferral & Savings Restoration Plan originally adopted April 26, 1994, as last amended effective March 1, 2003 (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.7*

Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.8*	Letter Agreement and Employee Agreement, dated as of March 15, 2004, between the company and R. R. Goodmanson.

*	Management contract or compensatory plan or arrangement
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

10.12

Purchase Agreement by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company's Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.13

Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.14

Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

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

Form 10-Q

Exhibit 10.8

March 15, 2004

Mr. Richard Goodmanson

Dear Richard:

                This agreement amends, restates and supercedes our previous agreement dated April 22, 1999. We value the contributions you have made to DuPont, and I am pleased to offer you this retention agreement with the Company on the terms and conditions set forth below, effective as of the date hereof.
1.	Position: You will continue to be employed by the Company as Executive Vice President and Chief Operating Officer or in a substantially similar position.

2.	Salary: Your salary will continue to be based on your performance, and will be determined in accordance with DuPont's Salary Policy.

3.

Variable Compensation: Any variable compensation payment made to you will continue to be based on your performance and will be determined in accordance with the terms of DuPont's Variable Compensation Plan and Procedures applicable to employees at your salary grade level.

4.

Stock Options/Restricted Stock: Any grants of stock options or restricted stock will continue to be based on your performance and will be determined in accordance with the terms of DuPont's Stock Performance Plan and procedures applicable to employees at your salary grade level.

5.

Special Retention Award: Provided you remain with the Company through May 1, 2009, you will receive a special retention award of one million dollars ($1,000,000). Payment will be made to you as soon as practicable after May 1, 2009. All applicable taxes will be withheld from the payment. This special payment will not be considered compensation for the purpose of determining benefits under DuPont's benefit plans.

6.

Post-retirement Benefits: In recognition of the fact that you joined DuPont as a mid-career hire, DuPont will provide retiree medical, dental and life insurance benefits to you as if you were eligible for an immediate unreduced pension benefit regardless of the age at which you retire or are Terminated for Other Reasons.

7.

Pension Plan: Should your employment with the Company terminate prior to age 62, your pension benefit will be calculated under the terms and conditions of the DuPont Pension Plan in effect at the time you retire using your actual pay and service at that time. If you retire at or after age 62, but are not otherwise eligible for an immediate unreduced pension from the DuPont pension plan, you will receive a supplemental lump sum payment equal to the difference between the value of what the plan pays and the value of full pension eligibility. Additionally, for purposes of determining your eligibility to retain and exercise previously granted and vested stock options, as well as unvested restricted stock units and performance share units, we will treat you as a full DuPont pensioner if your retirement from DuPont occurs at age 62 or later.

Form 10-Q

Exhibit 10.8

Mr. Richard Goodmanson	- 2 -	March 15, 2004

8.	Vacation: You will continue to be granted time off with pay inclusive of the vacation to which you are entitled under DuPont's Vacation Policy up to a total of four weeks per year.

9.	Termination of Employment

Resignation: If you choose to resign from DuPont on or before May 1, 2009, you will forfeit all unvested restricted stock units and performance share units previously granted to you and you must exercise vested stock options prior to resignation. If you leave after age 62, exercisability of vested stock options continues under the terms of the Plan.

Termination for Cause: For purposes of this agreement, termination for "cause" is defined as termination resulting from your gross negligence or willful misconduct in the performance of your responsibilities, your commission of any felony, your commission of a misdemeanor having a material adverse effect on DuPont, your violation of any of DuPont's Standards of Conduct, or any act of fraud or dishonesty in the performance of your responsibilities. In the event you are terminated by DuPont for cause, you will forfeit all unvested restricted stock and all unvested stock options. Any vested options would need to be exercised before termination. Furthermore, you will not be entitled to receive any variable compensation award(s) granted after your termination and will not be entitled to receive any other payments of any nature from DuPont.

Termination Due to Death: If your employment is terminated due to death, your surviving spouse will be entitled to benefits payable under applicable DuPont plans. Deemed eligibility for post-retirement benefits will be as described in paragraph 6. If your death occurs after age 62, the deemed pension eligibility granted by paragraph 7 will be taken into account in determining survivor benefits under the DuPont Pension Plan, and your surviving spouse may receive a supplemental payment.

Termination Due to Disability: In the event you become totally and permanently disabled during your employment, DuPont will provide you with up to six (6) months of full base salary continuation in accordance with the Company's short-term disability plan. At the end of the six-month short-term disability period if your disability meets the requirements of our Total and Permanent Disability Plan, you will receive a disability income for life that, when added to your Social Security benefits and your retirement benefits from DuPont plans, will equal sixty percent (60%) of your final base salary. If you elect to retire under paragraph 7 of this agreement during the six-month short-term disability period, short-term disability benefits cease as of the date of retirement. Long-term disability benefits, if you are eligible, will commence upon retirement. The value of any supplemental payment you receive in accordance with paragraph 7 will be included as a pension benefit when computing the amount payable under this long-term disability plan.

Termination for Other Reasons: If you are terminated on or before May 1, 2009, we will pay you the sum of two times your yearly salary at time of termination plus two times the amount of your target variable compensation award for the variable compensation cycle immediately preceding your termination. This amount will be payable monthly over a three-year period or, at your election, in a lump sum present value, and will be subject to withholding of applicable taxes.

10.	Employee Agreement: Your Employee Agreement, dated May 10, 1999 and appended to our April 22, 1999 agreement, remains in full force and effect.

Form 10-Q

Exhibit 10.8

Mr. Richard Goodmanson	- 3 -	March 15, 2004

                Please indicate your acceptance of the terms set forth above by signing the enclosed copy of this letter in the space provided below and returning the signed copy to me. We look forward to your continuing contributions to the Company's success as we launch the new DuPont.

Very truly yours,

/s/ Charles O. Holliday, Jr.
Charles O. Holliday, Jr.

AGREED AND ACCEPTED:

BY:	/s/ Richard R. Goodmanson
Richard R. Goodmanson

DATE:	March 16, 2004

Form 10-Q

Exhibit 10.13

EXECUTION COPY

AMENDMENT NO. 1

                  AMENDMENT NO. 1, dated as of December 23, 2003 (the "Amendment"), to the Purchase Agreement, dated as of November 16, 2003 (the "Purchase Agreement"), by and among E. I. du Pont de Nemours and Company, the other Sellers identified therein, KED Fiber Ltd. and KED Fiber, LLC.

                  WHEREAS, the parties hereto desire to amend the Purchase Agreement as more fully set forth below.

                  NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

                  SECTION 1. Definitions; References. Unless otherwise specifically defined herein, each term used herein shall have the meaning assigned to such term in the Purchase Agreement. Each reference to "hereof," "herein," "hereunder," "hereby" and "this Agreement" shall from and after the date hereof refer to the Purchase Agreement as amended by this Amendment. Notwithstanding the foregoing, the date of the Agreement, as amended hereby, shall in all instances remain as November 16, 2003 and references to "the date hereof" and "the date of this Agreement" shall continue to refer to November 16, 2003.

                  SECTION 2. Schedule 1(ii). Schedule 1(ii) of the Purchase Agreement is hereby amended and restated to read in its entirety as Exhibit A attached hereto.

                  SECTION 3. No Further Amendment. Except as otherwise provided herein, the Purchase Agreement shall remain unchanged and in full force and effect.

                  SECTION 4. Miscellaneous. The provisions contained in Article IX of the Purchase Agreement are incorporated by reference in this Amendment as though they were more fully set forth herein.

1

Form 10-Q

Exhibit 10.13

EXECUTION COPY

                  IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

E. I. DU PONT DE NEMOURS AND COMPANY

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DTI NYLON SUDAMERICA, S.A.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT AUSTRALIA PTY. LTD.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT CHEMICAL & ENERGY OPERATIONS, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT DE NEMOURS FRANCE SAS

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT DO BRASIL, LTDA.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

2

Form 10-Q

Exhibit 10.13

EXECUTION COPY

DUPONT ENERGY COMPANY, LLC

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT FAR EAST, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT FRANCE DE NEMOURS SARL

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT GLOBAL OPERATIONS, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT KABUSHIKI KAISHA

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT ORIENT OPERATIONS INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT POLYESTER EUROPE APS

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

3

Form 10-Q

Exhibit 10.13

EXECUTION COPY

DUPONT TEXTILES & INTERIORS DELAWARE, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

DUPONT TEXTILES & INTERIORS HOLDINGS, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

INVISTA, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

INVISTA APPAREL TEXTILE TRADERS, INC.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

INVISTA ARGENTINA, S.A.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

INVISTA (INTERNATIONAL) S.A.

By: /s/John W. Himes
Name: John W. Himes
Title: Senior Vice President, Corporate Strategy

4

Form 10-Q

Exhibit 10.13

EXECUTION COPY

KED FIBER LTD.

By: /s/Steve J. Feilmeier
Name: Steve J. Feilmeier
Title: Vice President

KED FIBER, LLC

By: /s/Steve J. Feilmeier
Name: Steve J. Feilmeier
Title: Vice President

5

Form 10-Q

Exhibit 10.14

EXECUTION COPY

AMENDMENT NO. 2 TO PURCHASE AGREEMENT

                  AMENDMENT No. 2 (this "Amendment"), dated as of April 7, 2004, by and among E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), the other Global Sellers (as defined in the Agreement (as defined below)), KED Fiber Ltd., a Cayman Islands exempted limited company ("Fiber 1") and KED Fiber, LLC, a Delaware limited liability company ("Fiber 2"), to the Purchase Agreement, dated November 16, 2003, as amended on December 23, 2003 (the "Agreement"), by and among DuPont, the other Global Sellers, Fiber 1 and Fiber 2. Unless otherwise specifically defined herein, each term used herein shall have the meaning ascribed to such term in the Agreement.

                  WHEREAS, the parties hereto desire to further amend the Agreement, as more fully set forth below.

                  NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the execution and delivery by Fiber 1 and Fiber 2 of the Waiver (as defined below) and for other good and valuable consideration, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

ARTICLE I

AMENDMENT

                  SECTION 1.1              Purchase Price Adjustment. The definition of "Aggregate Global Closing Purchase Price" in Section 1.1 of the Agreement is hereby amended by deleting the reference to "$4,068.5 million" set forth herein and replacing such reference with "$3,828.5 million."

                  SECTION 1.2              Release of Certain Matters.

(a)	Concurrently with the execution of this Amendment, DuPont, Fiber 1 and
Fiber 2 shall enter into the Waiver and Release (the "Waiver") in the form attached as Exhibit A hereto.

(b)	Section 8.3 of the Agreement is hereby amended by inserting the following proviso at the end of the first sentence thereof:

"; provided, further, that, notwithstanding the foregoing, subsections 3.5(a), 3.5(b), 3.5(f), 3.5(g) and 3.5(h) of the Agreement, except insofar as such subsections relate to financial statements of the DTI Business for periods commencing on or after January 1, 2004 (the "2004 Financials"), (i) shall terminate upon the Closing and shall be of no further force and effect and (ii) shall not be the basis for any claim for indemnification under Section 8.4 or, assuming the Closing occurs, any other claim against any of the Sellers for damages and, so long as the Closing occurs, no breach or failure to be true shall be deemed to have occurred with respect to the representations and warranties contained in such subsections except, if applicable, insofar as they relate to the 2004 Financials."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

(c)	Section 8.3 of the Agreement is hereby amended by inserting the following sentence after the last sentence thereof:

"No claim for indemnification under Articles VIII or IX can be made prior to Closing. A claim for the breach or failure to be true of any representation or warranty or for the breach of a covenant, in each case, can be made prior to the Closing so long as, if Closing occurs, such claim is promptly dismissed without prejudice following the Closing (although it may thereafter be made again if otherwise permitted hereby)."

(d)	Section 8.4(g) of the Agreement is hereby amended by inserting the following sentence after the last sentence thereof:

"No claim for indemnification shall be made by any Person under Articles VIII or IX if Buyer has waived such claim pursuant to the Waiver regardless of whether such Waiver is effective at Closing or prior thereto."

(e)	Section 9.4(b) of the Agreement is hereby amended by inserting the following sentence after the last sentence thereof:

"Each of the foregoing three sentences in this Section 9.4(b) shall e deemed to apply to the Waiver and the obligations and other provisions applicable to Buyer therein."

                  SECTION 1.3              Financial Statements; Liabilities. Section 3.5(c) of the Agreement is hereby amended by (A) deleting the reference to "December 31, 2002" in each of clauses (i) and (ii) therein and replacing such text, in each case, with "December 31, 2003, (B) deleting the reference to the "Audited Combined Financial Statements" in clause (i) therein and replacing such text with "2003 Audited Financial Statements", (C) deleting the reference to "the date of this Agreement" in subclause clause (ii)(y)(A) therein and replacing such text with "April 7, 2004" and (D) deleting the reference to "the date of this Agreement" in subclause (ii)(y)(B) therein and replacing such text with "April 7, 2004".

                  SECTION 1.4              Absence of Certain Changes; Material Adverse Change.

(a)	Section 3.6(a) of the Agreement is hereby amended by deleting in its entirety the following text which appears at the beginning thereof: "(a) Since December 31, 2002 and prior to the date of this Agreement, except as set forth on Schedule 3.6(a), there has been no Material Adverse Change, (b) since the date of this Agreement, there has been no Material Adverse Change" and replacing such text with the following:

"(a) Since December 31, 2003, there has been no Material Adverse Change, (b) [Intentionally Omitted],"

(b)	Section 7.2(g) of the Agreement is hereby amended by deleting in its entirety all of the text of such section and replacing such text with the following:

"Since December 31, 2003, there shall have occurred no Material Adverse Change."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

                  SECTION 1.5              Primary Joint Venture. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (m):

"(m) The Local Closing Purchase Price for any Global Seller's Joint Venture Interest in the Primary Joint Venture shall be an amount equal to $235 million minus the sum of (i) any dividend or similar payable declared by the board of directors or similar governing body of the Primary Joint Venture to be made to DuPont France, including those declared on May 4, 2001, May 3, 2002, April 16, 2003 and April 29, 2004, but which remain unpaid as of the Closing Date, plus any accrued and unpaid interest thereon as reflected on the local statutory books of the Primary Joint Venture, and (ii) any partner loan receivables owned by DuPont or its Affiliates and payable from the Primary Joint Venture, if any, plus any accrued and unpaid interest thereon (the aggregate of the amounts set forth in clauses (i) and (ii), the "Primary Joint Venture Receivables"). The portion of the Aggregate Global Closing Purchase Price which shall be allocable to each receivable associated with such Primary Joint Venture Receivables shall be an amount equal to the book value of such Primary Joint Venture Receivables as reflected on the local statutory books of the Primary Joint Venture. All amounts addressed by this subsection are denominated in United States dollars and shall be converted to Euros at the Applicable Spot Rate. Notwithstanding Section 3.14(f) (but without limiting DuPont's rights pursuant to Section 3.14(f) or Schedule 3.14(f)) of this Agreement, prior to the Closing Date, DuPont, in its sole discretion, upon three (3) Business Days notice to Buyer, shall have the option to transfer (through one or more transfers) DuPont's or any of its Subsidiaries' right, title and interest in (A)(x) the Joint Venture Interests of the Primary Joint Venture or (y) to the extent required by French Law, any Primary Joint Venture Receivable, in each case, to a DTI Company acceptable to Buyer or to INVISTA France S.A.S., and the shares of such DTI Company or INVISTA France S.A.S., as applicable, will be transferred to Buyer or a Buyer Sub designated by Buyer with such transfer resulting in an indirect transfer of DuPont's or its Subsidiaries right, title and interest in the Joint Venture Interest of the Primary Joint Venture or Primary Joint Venture Receivable, as applicable, to Buyer or Buyer Sub, as the case may be or (B) any Primary Joint Venture Receivable directly to Buyer or a Buyer Sub designated by Buyer. DuPont shall provide all consents and approvals required of it, including any such consents and approvals required pursuant to this Agreement, necessary to effectuate the foregoing transfers. In the event DuPont exercises its option to transfer to a DTI Company DuPont's or any Global Seller's right, title and interest in the Joint Venture Interests of the Primary Joint Venture prior to the Closing Date, the value of such transfer which is reportable to any governmental authority shall be equal to the Local Closing Purchase Price for any Global Seller's joint Venture Interest in the Primary joint Venture as described herein. If DuPont or its applicable Affiliates shall have obtained all approvals, consents, authorizations, permits, registrations, and licenses required for the (direct or indirect) transfer of the Joint Venture Interests of the Primary Joint Venture pursuant to this Section 5.42(m), then a transfer of such Joint Venture Interest to Buyer or a Buyer Sub in accordance with this Section 5.42(m) shall be deemed to satisfy the requirements of the second sentence of Section 7.2(k) of this Agreement."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

                  SECTION 1.6              Intermediates Supply Agreement. The form of Amended and Restated Product Supply Agreement Nylon Intermediates and Polymer attached as Exhibit M-1 to the Agreement is hereby amended by deleting Section 3(a)(ii) thereof in its entirety and replacing it with the following language (it being understood that all other provisions of Exhibit M-1 shall remain unchanged):

"In the event that BUYER fails during any three (3) consecutive Contract Years, beginning in 2004, to purchase at least ninety-five percent (95%) of the total applicable Annual Contract Forecast Quantities ("ACFQ") for the years in question set forth in Exhibit C of AA and/or HMD, as applicable, SELLER may reduce the quantities of AA and/or HMD, as applicable for subsequent Contract Years by a percentage equal to the difference between the percentage of AA and/or HMD taken by BUYER during the three (3) applicable Contract Years and ninety-five percent (95%). For example, if during any three (3) consecutive Contract Years Buyer purchases eighty-nine percent (89%) of the total applicable ACFQs for AA, then Seller would be entitled to reduce quantities of AA for subsequent Contract Years by six percent (6%) - the difference between eighty-nine percent (89%) and ninety-five percent (95%). This percentage reduction shall equal the "Shortfall Percentage". If Seller wishes it may reduce the Annual Contract Maximum Quantities ("ACMQ") for subsequent Contract Years by the Shortfall Percentage, in which event the ACFQs shall also be reduced by the Shortfall Percentage. If SELLER exercises its right to make such reduction in the ACMQs and ACFQs of AA and/or HMD, as applicable, for each of the remaining Contract Years, SELLER shall so notify BUYER in writing not less than sixty (60) days after the start of the Contract Year in which the first reduction will occur. Upon such notice, the applicable ACMQs and ACFQs shall be modified. If, following any such reduction, in any subsequent separate and non-overlapping period of three consecutive Contract Years, BUYER again fails to purchase at least 95% of the revised ACFQs for the years in question of AA and/or HMD as applicable, SELLER may again determine the applicable Shortfall Percentage and may again reduce the ACFQs and ACMQs, for subsequent Contract Years for AA and/or HMD, as applicable, by the Shortfall Percentage and if Seller so elects, Seller shall notify Buyer as provided above. Seller shall be entitled to make only two (2) such reductions during the Initial Contract Period."

                  SECTION 1.7              Environmental Permits. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (n):

"(n)(i) DuPont hereby agrees to close those certain Resource Conservation and Recovery Act 42 U.S.C. Section 6901 et seq. (1976) ("RCRA") permitted or solid waste units as to which Buyer provides written notice to DuPont prior to the Closing Date that it does not intend to continue to utilize such units for the DTI Business following the Closing Date; provided, that Buyer shall have the option to perform the work to close each unit at its expense or reimburse DuPont for all reasonable costs and expenses of the closure of such units up to an amount not to exceed $2,000,000.00. Notwithstanding the foregoing, DuPont's obligations to pay certain Remediation costs (including any repair costs) pursuant to the Purchase Agreement shall not be amended or waived by this Section 5.42(n)(ii). (ii) DuPont will provide

Form 10-Q

Exhibit 10.14

EXECUTION COPY

Buyer and Buyer Sub access to current and historic information technology systems and intellectual property information that are necessary for Buyer and Buyer Sub to continue to operate in compliance with applicable Environmental Law and to be able to demonstrate such compliance in the event of an inspection by or request from a Governmental Authority. Such access is to be provided for a transitional period not to exceed three years."

                  SECTION 1.8              Leases. With respect to leases which constitute IT Assets, transportation logistics equipment (e.g., containers, railcars, isotanks and chassis) leases and catalyst leases, DuPont and Buyer hereby confirm that neither DuPont nor any other Global Seller or DTI Company shall be required to (i) purchase the Assets underlying any lease (including any synthetic lease) or (ii) transfer to Buyer or any Buyer Sub any right with respect to such leased Asset other than (to the extent DuPont or any of its Subsidiaries are otherwise required under the Agreement to transfer such leasehold interest) DuPont's or its Subsidiaries' leasehold interest therein; provided, that, in the event Buyer reasonably requests that DuPont purchase any Assets underlying a lease that is otherwise to be transferred to Buyer or a Buyer Sub pursuant to the Agreement or pursuant to which the buyer is provided the benefits related thereto under a service level agreement in connection with the Agreement, DuPont shall, at Buyer's sole cost and expense, use reasonable commercial efforts to purchase and transfer such Asset to Buyer; provided, further, that any Asset so purchased shall be deemed to be a DTI Asset. For the purposes of this paragraph only, the definition of "IT Assets" shall include personal computers, associated printers, servers, fax machines and photocopy machines.

                  SECTION 1.9              Mercedes. Section 5.42(c) of the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 5.42(c) attached hereto.

                  SECTION 1.10              Kingston Land.

(a)	Schedule 1(f)-(A) of the Agreement is hereby amended by deleting the text of footnote 1 thereto in its entirety.

(b)	Section 5.42 of the Agreement is hereby amended to include the following as new subsection (o):

"(o) DuPont or a Retained Subsidiary shall retain fee title to the land and Improvements identified on Schedule 5.42(o) attached hereto, and for purposes of the Agreement, including for purposes of Schedule 1(f)-A, such Real Property and Improvements shall be deemed to be Excluded Assets."

(c)	The Agreement is hereby amended to add Schedule 5.42(o) attached hereto as Schedule 5.42(o) to the Agreement.

                  SECTION 1.11              Estimated Joint Venture Agreed Amount. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (p):

"(p) Buyer and DuPont hereby reconfirm the amount set forth on Schedule 1(t) with respect to DuPont-Toray Pte. Ltd."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

                  SECTION 1.12              Factory Capital Charge. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (q):

"(q) DuPont and Buyer hereby agree that (i) the "factor" referred to in the third sentence of Section 2.05(a) of Exhibit A of the Amended and Restated Site Services Agreement attached as Exhibit A to the Letter Agreement (with respect to the various Services Agreements), dated November 16, 2003, by and among the parties hereto shall be (A) 0% for Assets owned by DuPont or a Retained Subsidiary, on the one hand, or Buyer, Buyer Sub, any DTI Company or their Affiliates, on the other hand, as of the Closing Date and (B) the annual interest rate paid on 10-year U.S. treasury obligations as quoted by Bloomberg (which shall be reset in all cases on an annual basis) for Assets acquired by DuPont or a Retained Subsidiary, on the one hand, or Buyer, Buyer Sub, any DTI Company or their Affiliates, on the other hand, after the Closing Date and (ii) the "Working Capital Charge" percent (expressed as an annual percentage) which is referred to in Section 2.05(c) of Exhibit A to the Amended and Restated Site Services Agreement referenced in clause (i) above shall be the one month London Interbank Offered Rate (LIBOR) which appears on the Bloomberg Page BBAM as of 11:00 a.m., London time on the first Business Day of each calendar month. With respect to the foregoing, DuPont and Buyer agree to take any further actions necessary in order to amend the terms of Exhibit A to the Letter Agreement referred to in this Section 5.42(q) to reflect the terms of this Section 5.42(q)."

                  SECTION 1.13              Joint Venture Matters.

(a)	Section 5.42 of the Agreement is hereby amended to include the following as new subsection (r):

"Schedule 5.42(r) is incorporated herein by reference as if the same were set forth in its entirety."

(b)	The Agreement is hereby amended to add Schedule 5.42(r) thereto (such
Schedule to be agreed to by the parties hereto).

                  SECTION 1.14              Lease Termination Provisions.

(a)	Section 5.42 of the Agreement is hereby amended to include the following as new subsection (s):

"(s) Notwithstanding the discussions between the parties prior to April 7, 2004, the parties agree that any Real Estate Lease entered into at the Closing with respect to a lease listed on Schedule 5.42(s) (each a "Listed Lease") shall provide for the identical time periods required for notice of termination that are currently provided in such Listed Lease."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

(b)	The Agreement is hereby amended to add Schedule 5.42(s) attached hereto as Schedule 5.42(s) to the Agreement.

                  SECTION 1.15              Barges. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (t):

"(t) On the Closing Date (or, in the case of clause (iii) below, within 90 days thereafter):

(i) DuPont or a Retained Subsidiary, as the case may be, and Buyer or a Buyer Sub, as the case may be, shall enter into a written agreement on mutually acceptable terms whereby DuPont or such Retained Subsidiary shall provide to Buyer or such Buyer Sub transitional services by which DuPont or such Retained Subsidiary shall operate the owned and/or leased barges listed on Schedule 5.42(t) hereto (the "Barges") on behalf of the DTI Business for a period not to exceed ninety (90) days;

(ii) The parties hereto shall enter into a written agreement whereby Buyer shall assign its right to purchase all of the applicable Seller's right, title and interest in the Barges to one or more third party barge operators ("Buyer Barge Operators") to be appointed by Buyer within sixty (60) days following the Closing; provided, that (1) the Barges shall be deemed to be DTI Assets for all purposes of this Agreement and (2) these assignments shall not relieve Buyer of any of its obligations under this Agreement including, without limitation, the assumption of the Assumed Liabilities associated with such Barges and payment in full of the Aggregate Global Closing Purchase Price; and

(iii) subject to the written agreement referenced in subsection (t)(i) above, (A) DuPont or the applicable Seller shall sell its right, title and interest in the Barges to the Buyer Barge Operators, and the Buyer Barge Operators shall purchase in each case, on an "as is, where is" basis and (B) Buyer shall indemnify and hold harmless DuPont and its Subsidiaries for any Liabilities resulting from, or relating to, or arising out of such sale to the Buyer Barge Operators."

                  SECTION 1.16              Section 5.42 of the Agreement is hereby amended to include the following as new subsection (u):

"(u) Notwithstanding anything else in this Agreement to the contrary, neither any breach nor any failure to be true of any representation or warranty nor any breach of any covenant by or of DuPont contained in this Agreement, nor any failure to satisfy any condition set forth in Section 7.2 of this Agreement shall be deemed to have occurred, by reason of, and there shall be no diminution in the purchase price payable at Closing (other than pursuant to clause viii of the definition of "Aggregate Global Closing Purchase Price" and Sections 2.2 and 2.3, if DuPont's interest in DuPont-Toray Pte. Ltd. ("DTPL") is not transferred to Buyer or a Buyer Sub, and all of the actions listed in clause A below are not completed, at or prior to the Closing) due to the fact (if DuPont determines to pursue such actions) that: (A) DuPont and Toray determine to transfer all of the equity interests that DTPL owns in DuPont Singapore Fibers Pte. Ltd. and in DuPont Fibers (China) Limited directly to Toray or its Affiliates and to DuPont (in which case, if the transfer occurs prior to Closing,

Form 10-Q

Exhibit 10.14

EXECUTION COPY

DuPont will transfer such interests to the applicable Identified Affiliate) or to the applicable Identified Affiliate (in a manner consistent with each of DuPont's and Toray's (direct and indirect) proportionate interests in DTPL) or to their designated Affiliates, so long as (1) DuPont or its Affiliate thereafter (directly or indirectly through an Identified Affiliate) transfers such interests in DuPont Singapore Fibers Pte. Ltd. and DuPont Fibers (China) Limited that it receives pursuant to the foregoing to Buyer or a Subsidiary of Buyer designated by Buyer and (2) Toray consents that DuPont may transfer such interests to Buyer or a Buyer Sub in such manner; or (B) DuPont causes the transfer of 3.5% of the outstanding equity interest in DuPont Fibers (Shanghai) Limited ("Fibers Shanghai") to Toray or one of its Affiliates; provided, that DuPont or one of its Subsidiaries shall remit to Buyer the proceeds (net of taxes) of such transfer of Fibers Shanghai. Upon completion of the transactions described in clause (A) above, (x) the business, activities and operations of DTPL shall be an Excluded Business for the purposes of this Agreement, (y) the equity interest held by DuPont or its Subsidiaries in DTPL shall no longer be a Joint Venture Interest or a DTI Asset for the purposes of this Agreement and (z) DuPont shall have no further obligations to Buyer with respect to DTPL. If pursuant to the foregoing, DuPont is able to transfer its right, title and interest in one of either DuPont Singapore Fibers Pte. Ltd. or in DuPont Fibers (China) Limited but not the other, it may do so and the parties shall reasonably agree upon the relative portion of the Estimated Joint Venture Interest Agreed Amount and Final Joint Venture Interest Agreed Amount applicable to DTPL to be allocated to the interests in each such entity currently held by DTPL. For purposes of this Section 5.42(u), "Identified Affiliate" shall mean (i) with respect to DuPont's interest in DuPont Singapore Fibers Pte. Ltd., INVISTA (Singapore) Pte Ltd. and (ii) with respect to DuPont's interest in DuPont Fibers (China) Limited, China Holdings LLC."

                  SECTION 1.17              April Closing. Section 5.42 of the Agreement is hereby amended to include the following as new subsection (v):

"(v) The parties hereto shall use reasonable commercial efforts to cause the Closing to occur on April 30, 2004 (subject to the satisfaction or waiver of the conditions to Closing in Article VII)."

                  SECTION 1.18              Unaudited Combined Interim Financial Statements. Section 5.28(a) of the Agreement is hereby amended by inserting the following proviso at the end thereof:

"; provided, that notwithstanding the foregoing, DuPont shall in no event be required to deliver Unaudited Combined Interim Financial Statements for the quarter ended December 31, 2003."

                  SECTION 1.19              SAS 100 Review of 2003 Q4 Financial Statements.

(a)	Section 5.28(b) of the Agreement is hereby amended by inserting the following proviso at the end thereof:

"; provided, that notwithstanding the foregoing, DuPont shall not be required to deliver a review report under SAS 100 of PwC with respect to the quarter ending December 31, 2003."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

(b)	Section 7.2(l) of the Agreement is hereby amended by inserting the following proviso at the end thereof:

"; provided, that notwithstanding the foregoing, DuPont shall not be required to have delivered a review report under SAS 100 of PwC with respect to the quarter ending December 31, 2003."

                  SECTION 1.20              Stub Period Audited Financial Statements. Section 5.28(d) of the Agreement is hereby amended by inserting the following proviso at the end of the fourth sentence thereof:

"; provided, that in connection with the foregoing, DuPont shall only be required to provide Information relating to the DTI Business to Buyer and Ernst & Young (to the extent any such Information is in the possession of or under the control of DuPont at such time or which may be obtained from PwC upon DuPont using its reasonable commercial efforts) and DuPont shall in no event be required to prepare, or to provide Buyer with drafts of, the Stub Period Audited Financial Statements or any other such financial statements."

                  SECTION 1.21              Preparation of Post-Closing Quarterly Financial Statements.

(a)	Section 5.28(a) of the Agreement is hereby amended by inserting the following language after the word "each" in the last parenthetical of the last sentence thereof:

", together with the comparable financial statements relating to any fiscal quarter described in Section 5.28(g)"

(b)	Section 5.28 of the Agreement is hereby amended by inserting the following language in subsection (b) after the word"5.28(a)" in the first sentence:

", and, if applicable, Section 5.28(g),"

(c)	Section 5.28 of the Agreement is hereby amended by inserting the following as new subsection (g):

"(g) In the event that the Closing occurs following the end of a fiscal quarter but prior to the deliver by DuPont to Buyer of the Unaudited Combined Interim Financial Statements for such fiscal quarter, subject to DuPont receiving on a timely basis such cooperation as DuPont shall reasonably request from Buyer (including from employees of the DTI Business), after the Closing, DuPont shall use reasonable commercial efforts to cause to be delivered within sixty (60) days of such fiscal quarter an Unaudited Combined Interim Financial Statement. Buyer shall reimburse DuPont for any out-of-pocket expenses reasonably incurred by DuPont in connection with preparation of the Unaudited Combined Interim Financial Statements pursuant to this Section 5.28(g)."

Form 10-Q

Exhibit 10.14

EXECUTION COPY

                  SECTION 1.22              Other Matter.

(a)	Section 5.42 of the Agreement is hereby amended to include the following as new subsection (w):

"Schedule 5.42(w) is incorporated herein by reference as if the same were set forth in its entirety."

(b)	The Agreement is hereby amended to add Schedule 5.42(w) thereto (such
Schedule to be agreed to by the parties hereto).

                  SECTION 1.23              Entire Agreement; Assignment. Section 9.4(a) of the Agreement is hereby amended by inserting the following language after the comma which follows the second word of the first sentence of such Section (the remainder of such Section is unchanged):

"the Waiver and Release, dated April 7, 2004, by and among DuPont and Buyer,"

ARTICLE II

MISCELLAEOUS

                  SECTION 2.1              No Further Amendment. Except as otherwise provided herein, the Agreement shall remain unchanged and in full force and effect.

                  SECTION 2.2              Effect of Amendment. From and after the date of this Amendment, any reference in the Agreement to "hereof", "herein", hereunder", "hereby" and "this Agreement" shall be deemed a reference to the Agreement as amended by this Amendment; provided, however, that any reference to the date of the Agreement, the use of the phrase "the date hereof" or "the date of this Agreement" shall in all cases be a reference to November 16, 2003 and not the date of this Amendment.

                  SECTION 2.3              Miscellaneous. The provisions contained in Sections 9.1, 9.2, 9.6, 9.8, 9.9, 9.11, 9.12, 9.13, 9.14 and 9.15 of the Agreement are incorporated by reference in this Amendment as though they were more fully set forth herein.

Form 10-Q

Exhibit 10.14

EXECUTION COPY

                  IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

E. I. DU PONT DE NEMOURS AND COMPANY

By: /s/ Gary M. Pfeiffer
Name:
Title:

DTI NYLON SUDAMERICA, S.A.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT AUSTRALIA PTY. LTD.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT CHEMICAL & ENERGY OPERATIONS, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT DE NEMOURS FRANCE SAS

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT DO BRASIL, LTDA.

By: /s/ Gary M. Pfeiffer
Name:
Title:

Form 10-Q

Exhibit 10.14

EXECUTION COPY

DUPONT ENERGY COMPANY, LLC

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT FAR EAST, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT FRANCE DE NEMOURS SARL

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT GLOBAL OPERATIONS, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT KABUSHIKI KAISHA

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT ORIENT OPERATIONS INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT POLYESTER EUROPE APS

By: /s/ Gary M. Pfeiffer
Name:
Title:

Form 10-Q

Exhibit 10.14

EXECUTION COPY

DUPONT TEXTILES & INTERIORS DELAWARE, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

DUPONT TEXTILES & INTERIORS HOLDINGS, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

INVISTA, INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

INVISTA APPAREL AND TEXTILE TRADERS,INC.

By: /s/ Gary M. Pfeiffer
Name:
Title:

INVISTA ARGENTINA, S.A.

By: /s/ Gary M. Pfeiffer
Name:
Title:

INVISTA (INTERNAITONAL) S.A.

By: /s/ Gary M. Pfeiffer
Name:
Title:

KED FIBER LTD.

By: /s/ Steve Feilmeier
Name: Steve Feilmeier
Title: Vice President

Form 10-Q

Exhibit 10.14

EXECUTION COPY

KED FIBER LLC

By: /s/ Steve Feilmeier
Name: Steve Feilmeier
Title: Vice President

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Three Months
	Ended
	March 31,	Years Ended December 31,
	2004	2003	2002	2001	2000	1999

Income from continuing operations
before extraordinary item and
cumulative effect of changes In
accounting principles	$ 668	$1,002	$1,841	$4,328(a)	$2,314	$ 219
Provision for (benefit from) income taxes	126	(930)	185	2,467	1,072	1,410
Minority interests in earnings of
consolidated subsidiaries	13	71	98	49	61	61
Adjustment for companies accounted
for by the equity method	108	360	45	93	(109)	33
Capitalized interest	(5)	(29)	(45)	(62)	(69)	(107)
Amortization of capitalized interest	9	119(b)	59	61	65	88(b)

	919	593	2,183	6,936	3,334	1,704

Fixed charges:
Interest and debt expense -
continuing operations	85	347	359	590	810	535
discontinued operations(c)	-	-	-	-	-	180
Capitalized interest -
continuing operations	5	29	45	62	69	107
discontinued operations(c)	-	-	-	-	-	3
Rental expense representative of
interest factor	22	90	82	78	70	66

	112	466	486	730	949	891

Total adjusted earnings available for
payment of fixed charges	$1,031	$1,059	$2,669	$7,666	$4,283	$2,595

Number of times fixed
charges earned	9.2	2.3	5.5	10.5	4.5	2.9

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2004 of E. I. du Pont de Nemours and Company;

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

Date: May 7, 2004

By: /s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2004 of E. I. du Pont de Nemours and Company;

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

Date: May 7, 2004

By: /s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
May 7, 2004

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
May 7, 2004