Form 10-Q
period 2004-06-30
DUPONT E I DE NEMOURS & CO
filed 2004-08-05
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

997,899,004 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 31, 2004.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statements	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-26

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	27-28
Results of Operations	28-32
Segment Reviews	32-34
Liquidity & Capital Resources	35-37

Item 4. Controls and Procedures	37-38

Part II Other Information

Item 1. Legal Proceedings	38-39
Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of
Equity Securities	40
Item 6. Exhibits and Reports on Form 8-K	40-41

Signature	42

Exhibit Index	43-45

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Note 1)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Net sales	$7,527	$7,369	$15,600	$14,377
Other income (Note 2)	205	146	337	324

Total	7,732	7,515	15,937	14,701

Cost of goods sold and other operating charges	5,455	5,386	11,212	10,554
Selling, general and administrative expenses	828	805	1,648	1,551
Amortization of intangible assets (Note 9)	56	61	110	117
Research and development expense	333	357	670	672
Interest expense	81	87	166	168
Employee separation costs and asset impairment
charges (Note 3)	433	-	433	-
Separation charges - Textiles & Interiors (Note 4)	183	-	528	-
Gain on sale of interest by subsidiary - non-operating	-	(62)	-	(62)

Total	7,369	6,634	14,767	13,000

Income before income taxes and minority interests	363	881	1,170	1,701
Provision for (benefit from) income taxes (Note 5)	(123)	168	3	399
Minority interests in earnings of consolidated
subsidiaries	(17)	38	(4)	63

Income before cumulative effect of a change
in accounting principle	503	675	1,171	1,239
Cumulative effect of a change in accounting principle,
net of income taxes (Note 6)	-	-	-	(29)

Net income	$ 503	$ 675	$ 1,171	$ 1,210

Basic earnings per share of common stock (Note 7)
Income before cumulative effect of a change in
accounting principle	$ 0.50	$ 0.67	$ 1.17	$ 1.24
Cumulative effect of a change in accounting
principle	-	-	-	(0.03)

Net income	$ 0.50	$ 0.67	$ 1.17	$ 1.21

Diluted earnings per share of common stock (Note 7)
Income before cumulative effect of a change in
accounting principle	$ 0.50	$ 0.67	$ 1.16	$ 1.24
Cumulative effect of a change in accounting
principle	-	-	-	(0.03)

Net income	$ 0.50	$ 0.67	$ 1.16	$ 1.21

Dividends per share of common stock	$ 0.35	$ 0.35	$ 0.70	$ 0.70

See pages 6-26 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Note 1)
(Dollars in millions, except per share)

	June 30,	December 31,
	2004	2003

Assets

Current assets
Cash and cash equivalents	$ 5,694	$ 3,273
Marketable debt securities	16	25
Accounts and notes receivable, net	6,626	4,218
Inventories (Note 8)	3,994	4,107
Prepaid expenses	227	208
Income taxes	1,015	1,141
Assets held for sale (Note 4)	-	5,490

Total current assets	17,572	18,462

Property, plant and equipment, net of accumulated depreciation
(June 30, 2004 - $14,579; December 31, 2003 - $14,257)	10,288	9,892
Goodwill (Note 9)	1,955	1,939
Other intangible assets (Note 9)	2,981	2,986
Investment in affiliates	1,207	1,304
Other assets	2,009	2,456

Total	$36,012	$37,039

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,350	$ 2,412
Short-term borrowings and capital lease obligations (Note 10)	4,090	5,914
Income taxes	109	60
Other accrued liabilities	3,295	2,963
Liabilities held for sale (Note 4)	-	1,694

Total current liabilities	9,844	13,043

Long-term borrowings and capital lease obligations (Note 11)	5,654	4,301

Other liabilities	8,552	8,909

Deferred income taxes	432	508

Total liabilities	24,482	26,761

Minority interests	1,047	497

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at June 30, 2004 - 1,085,826,970;
December 31, 2003 - 1,084,325,552	325	325
Additional paid-in capital	7,652	7,522
Reinvested earnings	10,591	10,185
Accumulated other comprehensive loss (Notes 13 and 15)	(1,595)	(1,761)
Common stock held in treasury, at cost (Shares: June 30, 2004
and December 31, 2003 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	10,483	9,781

Total	$36,012	$37,039

See pages 6-26 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Note 1)
(Dollars in millions)

	Six Months Ended
	June 30,
	2004	2003

Cash used for operations
Net income	$ 1,171	$ 1,210
Adjustments to reconcile net income to cash used for operations:
Cumulative effect of a change in accounting principle, net of tax (Note 6)	-	29
Depreciation	543	671
Amortization of intangible assets (Note 9)	110	117
Separation charges - Textiles & Interiors (Note 4)	528	-
Other operating activities - net	(138)	212
Change in operating assets and liabilities - net	(1,802)	(2,007)

Cash provided by operations	412	232

Investing activities
Purchases of property, plant and equipment	(538)	(672)
Investments in affiliates	(41)	(43)
Payments for businesses, net of cash acquired	(40)	(1,092)
Proceeds from sale of assets - Textiles & Interiors, net of cash sold (Note 4)	3,769	-
Proceeds from sales of other assets	30	4
Net decrease in short-term financial instruments	9	318
Forward exchange contract settlements	(49)	(418)
Other investing activities - net	58	24

Cash provided by (used for) investing activities	3,198	(1,879)

Financing activities
Dividends paid to stockholders	(702)	(702)
Net (decrease) increase in borrowings	(564)	4,413
Acquisition of treasury stock	(77)	-
Proceeds from exercise of stock options	70	24
Redemption of minority interest structures	-	(2,037)
Other financing activities - net	(125)	(19)

Cash (used for) provided by financing activities	(1,398)	1,679

Effect of exchange rate changes on cash	134	216

Increase in cash and cash equivalents	$ 2,346	$ 248

Cash and cash equivalents at beginning of period	3,348(a)	3,678

Cash and cash equivalents at end of period	$ 5,694	$ 3,926

(a)	Includes cash classified as held for sale within the Consolidated Balance Sheet at December 31, 2003 (see Note 4)

See pages 6-26 for Notes to Consolidated Financial Statements.

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

Variable Interest Entities (VIEs)

The company currently has two equity affiliates identified as VIEs where DuPont is considered the primary beneficiary. One entity is DuPont Dow Elastomers LLC (DDE), which consists of assets of $1,194 and liabilities and non-controlling interest of $885. DDE was consolidated as a VIE in April 2004. The company has entered into a series of agreements by which DuPont has obtained complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters, and has also agreed to a disproportionate allocation of DDE's potential liabilities and costs with respect to the investigations and related litigation. Further detail is provided under the heading of "DuPont Dow Elastomers LLC" in Note 12.

The net assets of DDE as of June 30, 2004, consist of the following:

Current assets	$ 488
Property, plant and equipment	583
Intangible assets	123

Total assets	$1,194

Current liabilities	$ 231
Long-term liabilities	118
Non-controlling interest	536

Net assets	$ 309

A second VIE is a real estate rental operation with assets and liabilities of $23 and $25, respectively. The company guaranteed a debt obligation of this entity, which totaled $23 at June 30, 2004.

As of March 31, 2004, the company was the primary beneficiary of an affiliate that provided manufacturing services. The company is no longer the primary beneficiary of this VIE as a result of the sale of substantially all of the net assets of the company's Textiles & Interiors segment (INVISTA) on April 30, 2004, (see Note 4). The company's equity interest in this VIE is approximately $13 and is included in Investment in affiliates. The company's maximum exposure to loss as a result of its involvement with this VIE is its equity investment and a guarantee of certain debt obligations of this entity, which totaled $177 at June 30, 2004.

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

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of Net income for the three- and six-month periods ended June 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on Net income and earnings per share as if the fair value based method had been applied in each period.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$ 503	$ 675	$1,171	$1,210

Stock-based employee compensation
expense included in reported
net income, net of related tax effects	14	13	24	17

Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects	(23)	(41)	(42)	(78)

Pro forma net income	$ 494	$ 647	$1,153	$1,149

Earnings per share:
Basic - as reported	$0.50	$0.67	$ 1.17	$ 1.21

Basic - pro forma	$0.49	$0.65	$ 1.15	$ 1.15

Diluted - as reported	$0.50	$0.67	$ 1.16	$ 1.21

Diluted - pro forma	$0.49	$0.64	$ 1.14	$ 1.14

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Royalty income	$ 22	$ 24	$ 67	$ 54
Interest income, net of miscellaneous
interest expense	29	23	50	40
Equity in earnings (losses) of affiliates	44	(12)	(47)*	(8)
Net gains on sales of assets	6	-	6	11
Exchange gains (losses)	(77)	(16)	(86)	(60)
Cozaar® /Hyzaar® income	172	88	320	242
Miscellaneous income and expenses - net	9	39	27	45

	$205	$146	$337	$324

*	Includes charge of $150 to establish a reserve associated with the DDE antitrust litigation matters. See Note 12.

Note 3. Employee Separation Costs and Asset Impairment Charges

The company recorded total charges of $433 during the second quarter 2004. These charges include $312 related to cost reduction initiatives taken to align resources and adjust the company's infrastructure following the sale of INVISTA (see Note 4). The $312 consists of termination payments primarily in North America and Western Europe for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities, which reduced segment earnings as follows: Agriculture & Nutrition - $36; Coatings & Color Technologies - $64; Electronic & Communication Technologies - $42; Performance Materials - $45; Safety & Protection - $29; and Other - $96. Employee terminations will be completed by June 2005. As of June 30, 2004, cash payments related to these terminations were $13, and approximately 1,800 employees have been terminated. All payments are expected to be substantially complete by the end of 2005.

In addition, the company recorded a $23 charge in Performance Materials associated with the shutdown of certain U.S. manufacturing assets in connection with the company's exit from the dimethyl terephthalate (DMT) business. This charge covers the net book value of the DMT assets. The second quarter charge also included $27 in Electronic & Communication Technologies related to the write-down to estimated fair value of an investment, due to an other than temporary decline in its value.

During the second quarter, the company also recorded a $42 charge to reduce the carrying value of certain European manufacturing assets in the Safety & Protection segment to their estimated fair value. As a result of ongoing competitive pressures and a shift in the company's global sourcing of product during the second quarter 2004, the company determined that expected cash flows were not sufficient to recover the book value of these assets. Fair value of the assets was based on the assets' expected discounted cash flows. In addition, the company also recorded a charge of $29 in Other to write off the

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

net book value of certain patents and purchased technology. Due to changes in the associated manufacturing process and recently executed supply agreements, these abandoned assets were determined to be of no future value to the company.

During the second quarter 2004, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in the company's Annual Report on Form 10-K for the year ended December 31, 2003, at Note 4, "Restructuring and Asset Impairment Charges."

Account balances and activity for the 2002 and 2001 programs are as follows:

Employee
Separation
2002 Programs	Costs

Balance - December 31, 2003	$ 79
Changes to accounts:
Employee separation settlements	(39)

Balance - June 30, 2004	$ 40

2001 Programs

Balance - December 31, 2003	$ 21
Changes to accounts:
Employee separation settlements	(5)

Balance - June 30, 2004	$ 16

Note 4. Separation Charges - Textiles & Interiors

During the second quarter 2004, the company completed the sale of INVISTA to subsidiaries of Koch Industries Inc. (Koch) for $3,844. Under the terms of the sales agreement, the purchase price is subject to adjustments for finalization of net working capital, transfer of pension assets and obligations, and settlement of income taxes. The company has recorded a receivable of approximately $87 for additional proceeds related to the finalization of net working capital. Koch and the company have not agreed on this amount and will continue to discuss the calculation of working capital and attempt to resolve any differences. The sales agreement contains a dispute resolution mechanism which will be used by the parties if necessary. Except for the transfer of the company's interest in certain equity affiliates, this transaction was completed on April 30, 2004. The transfer of these interests in equity affiliates will be delayed until the company receives approval from its equity partners. If the company's interest in these equity affiliates were not to be transferred, this would reduce the final cash proceeds by $168, of which the company received $138 as an advance payment on April 30, 2004.

Also during the second quarter 2004, the company recorded a charge of $183 related to the divestiture of INVISTA. This charge included a loss on the sale of INVISTA of $118 and other separation charges of $65. The loss on the sale of INVISTA was the result of changes in the book value of the net assets sold at closing compared to the net book value of these assets at the end of the first quarter 2004. The other separation charges consisted predominately of incremental legal, accounting and other advisory and consulting fees, as well as other employee related separation costs. Year-to-date 2004 also reflects a first quarter charge of $345 related to the separation, including a $240 reduction of the sales price.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The net assets sold to Koch as of the date of the sale and included in the Consolidated Balance Sheet at December 31, 2003 consisted of the following:

	April 30,	December 31,
	2004	2003

Cash and cash equivalents	$ 75	$ 75
Accounts and notes receivable	1,094	967
Inventories	645	661
Property, plant and equipment (net)	3,132	3,128
Other intangible assets (net)	181	193
Investment in affiliates	231	329
Prepaid expenses and other assets	150	137

Assets	$5,508	$5,490

Accounts payable	$ 552	$ 510
Borrowings and capital lease obligations	370	264
Deferred tax liability	252	316
Other liabilities	386	511
Minority interests	37	93

Liabilities	$1,597	$1,694

Note 5. Provision for Income Taxes

As of December 31, 2003, the company recognized deferred tax assets in two European subsidiaries for their tax basis investment losses. During the second quarter 2004, the company recognized an additional tax benefit of $124 related to an increase in the deferred tax assets of these subsidiaries and $105 in other tax benefits associated with the separation of INVISTA.

Note 6. Cumulative Effect of a Change in Accounting Principle

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

The company has recorded Asset Retirement Obligations primarily associated with closure, reclassification, and removal costs for mining operations related to the production of titanium dioxide in the Coatings & Color Technologies segment. The carrying amount of asset retirement obligations recorded by the company was $57 at June 30, 2004 and $62 at December 31, 2003.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 7. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Numerator:
Income before cumulative effect of a
change in accounting principle	$503.0	$675.0	$1,171.0	$1,239.0

Preferred dividends	(2.5)	(2.5)	(5.0)	(5.0)

Income available to common
stockholders before cumulative effect
a of change in accounting principle	$500.5	$672.5	$1,166.0	$1,234.0
Cumulative effect of a change in
accounting principle	-	-	-	(29.0)

Net income available to common	$500.5	$672.5	$1,166.0	$1,205.0
stockholders

Denominator:
Weighted-average number of common
shares - Basic	1,000,559,397	996,617,369	999,901,079	996,187,018
Dilutive effect of the company's
employee compensation plans	4,719,051	3,449,094	4,583,207	2,944,652

Weighted-average number of common
shares - Diluted	1,005,278,448	1,000,066,463	1,004,484,286	999,131,670

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Average Stock Options	57,905,167	71,056,228	49,931,806	75,223,064

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Inventories

	June 30,	December 31,
	2004	2003

Finished products	$2,784	$2,401
Semifinished products	759	1,241
Raw materials and supplies	787	767

	4,330	4,409

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(336)	(302)

	$3,994	$4,107

Note 9. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended June 30, 2004 are summarized in the table below.

		Goodwill
	Balance as of	Adjustments	Balance as of
	December 31,	and	June 30,
Segment	2003	Acquisitions*	2004

Agriculture & Nutrition	$ 593	$ 11	$ 604
Coatings & Color Technologies	806	10	816
Electronic & Communication Technologies	178	(10)	168
Performance Materials	220	2	222
Safety & Protection	126	5	131
Other	16	(2)	14

Total	$1,939	$ 16	$1,955

*

Includes purchase accounting refinements related to the acquisition of the remaining interest in Griffin LLC in December 2003, the purchase of a controlling interest in a joint venture previously reported as an equity affiliate, the contribution of a business to a joint venture, and other small acquisitions and divestitures.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	June 30, 2004
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):*
Purchased technology	$2,121	$ (955)	$1,166
Patents	139	(30)	109
Trademarks	183	(16)	167
Other	532	(151)	381

	2,975	(1,152)	1,823

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,133	$(1,152)	$2,981

*	Includes consolidation of DDE intangible assets (see Note 1) and write-off of patents and purchased technology related to Other (see Note 3).
	December 31, 2003
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,097	$ (856)	$1,241
Patents	150	(30)	120
Trademarks	74	(11)	63
Other	540	(136)	404

	2,861	(1,033)	1,828

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,019	$(1,033)	$2,986

The aggregate amortization expense for definite-lived intangible assets was $56 and $110 for the three- and six-month periods ended June 30, 2004, respectively. The estimated aggregate pretax amortization expense for 2004 and each of the next five years is approximately $212, $209, $204, $177, $159, and $136.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Short-Term Borrowings and Capital Lease Obligations

	June 30,	December 31,
	2004	2003

Commercial paper	$2,965	$4,422
Other loans - various companies	157	201
Medium-term notes payable within one year	-	1,262
Long-term notes payable within one year	939	-
Industrial development bonds payable on demand	26	26
Capital lease obligations	3	3

	$4,090	$5,914

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

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $4,100 and $6,000 at June 30, 2004 and December 31, 2003, respectively. The change in estimated fair value from year-end is due to a decrease in short-term debt related to the use of proceeds from the April 30, 2004 debt offering and the sale of INVISTA.

The weighted-average interest rate on short-term borrowings outstanding at June 30, 2004 and December 31, 2003 was 2.4 percent and 2.0 percent, respectively.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 11. Long-Term Borrowings and Capital Lease Obligations

	June 30,	December 31,
	2004	2003

U.S. dollar:
Industrial development bonds due 2007-2029	$ 308	$ 309
Medium-term notes due 2003-2048(1)	613	611
6.75% notes due 2004(3)	939(2)	946(2)
8.13% notes due 2004(3)	-	316(2)
8.25% notes due 2006(3)	207	213
6.75% notes due 2007(3)	484	487
3.375% notes due 2007(3)	394	401
5.75% notes due 2009	202	200
5.88% notes due 2009(3)	430	442
6.88% notes due 2009(3)	878	883
4.125% notes due 2010(3)	886	-
4.75% notes due 2012	400	400
4.875% notes due 2014(3)	483	-
6.50% debentures due 2028	298	298
Other loans (various currencies) due 2005-2009	39	17
Capital lease obligations	32	40

	$6,593	$5,563
Less short-term portion of long-term debt	939	1,262

Total	$5,654	$4,301

(1)	Average interest rates at June 30, 2004 and December 31, 2003, were 3.7 percent and 3.6 percent, respectively.
(2)	Includes long-term debt due within one year.
(3)

The company has outstanding interest rate swap agreements with notional amounts totaling $3,400. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. The fair value of the swaps at June 30, 2004 and December 31, 2003 was $11 and $76, respectively.

Average interest rates on industrial development bonds were 3.2 percent and 5.8 percent for June 30, 2004 and December 31, 2003, respectively. The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities was $5,900 and $4,700 at June 30, 2004 and December 31, 2003, respectively. The change in estimated fair value in 2004 was primarily due to an increase in long-term debt related to the April 30, 2004 debt offering (see Note 10).

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 12. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of June 30, 2004 is $30. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2003 through June 30, 2004:

Balance - December 31, 2003	$22
Settlements (cash and in-kind)	(7)
Aggregate changes - issued 2004	15
Aggregate changes - pre-existing	-

Balance - June 30, 2004	$30

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments related to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of June 30, 2004 and December 31, 2003 is $103 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $75 is included in the indemnifications balance of $103 at June 30, 2004. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a standalone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At June 30, 2004, the company had directly guaranteed $817 of such obligations, plus $222 relating to guarantees of certain obligations and liabilities of Conoco, Inc. and $25 related to guarantees of certain obligations and liabilities related to INVISTA, both discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The fair value of guarantees, related to obligations for equity affiliates and others, that have been issued or modified since the company's adoption of FASB Interpretation No. 45 on January 1, 2003 was not material.

Of the $817 directly guaranteed obligations, $63 is for short-term (less than one year) bank loans related to customers and suppliers, $25 is for long-term (1-7 years) bank loans related to customers and suppliers, $359 is for short-term (less than one year) bank borrowings related to equity affiliates, $231 is for long-term (1-8 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 6 years), $27 is for revenue bonds (4-11 years), and $9 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers arose as part of contractual sales agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers. Assuming liquidation, these assets are estimated to cover approximately 43 percent of the $91 of guaranteed obligations of customers. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2004, the liabilities recorded for these obligations were not material.

The company has historically guaranteed certain obligations and liabilities of Conoco, Inc., its subsidiaries and affiliates, which totaled $222 as of June 30, 2004. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2004, the company had no liabilities recorded for these obligations.

The company has also guaranteed certain obligations and liabilities of $25 related to INVISTA entities sold to Koch as of April 30, 2004. Koch has indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At June 30, 2004, the company had no liabilities recorded for these obligations.

Residual Value Guarantees

As of June 30, 2004 the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $116 at June 30, 2004. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At June 30, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

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

	Status of Cases
	June 30,	March 31,	December 31,
	2004	2004	2003

Filed	-	1	3
Resolved	3	-	11
Pending	94	97	96

Twenty-one of the 94 cases pending against the company at June 30, 2004, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Four of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate®  OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in August 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. On May 26, 2004, the Third District Court of Appeal in Miami upheld dismissal of the racketeering verdict, reversed the $26 judgment, and sent the case back to the lower court for a new trial. Plaintiffs are expected to seek review by the Florida Supreme Court. The company has concluded that it is not probable that the adverse judgment entered at the trial level will ultimately be upheld; therefore, it has not established a reserve for this matter. A case tried in state court in Florida in 2001 involving alleged damage to orchids resulted in a jury verdict in favor of DuPont. In November 2003, the intermediate appellate court reversed the case and ordered a new trial. DuPont has moved for rehearing of that decision. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 41 reopener cases, the Florida federal court dismissed the 19 cases pending before it on July 26, 2004; plaintiffs may appeal. Five additional federal cases were dismissed voluntarily and are pending court approval. Eleven of the remaining reopener cases are in various stages of development in trial and appellate courts in Florida. In February 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The remaining case is pending in state court in Hawaii.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In the four cases involving allegations that Benlate® caused birth defects to children exposed in utero, the federal court in West Virginia dismissed the case pending before it on the grounds of insufficient scientific support for causation. On January 27, 2004, the Fourth Circuit Court of Appeals affirmed the dismissal. Plaintiffs are seeking review by the U.S. Supreme Court. The remaining three cases are pending in Delaware. In one of these cases, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. The case is scheduled for trial in October 2004. The remaining two cases will be scheduled for trial after the conclusion of the October 2004 trial.

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

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of June 30, 2004, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $250 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

PFOA: U.S. Environmental Protection Agency (EPA) and Class Action

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world, including its Washington Works plant in West Virginia. DuPont purchased PFOA from a third party until it began manufacturing PFOA in North Carolina in the fall of 2002. Some of the waste stream from the manufacture of PFOA is treated at DuPont's Chambers Works site in New Jersey. DuPont also manufactures fluorinated telomers that are used in soil, stain and grease repellants for the paper, apparel, upholstery and carpet industries. DuPont does not use PFOA as a processing aid in the manufacture of these telomers, although there is evidence indicating that telomer chemistry can form small trace amounts of PFOA.

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

Based on over fifty years of industry experience and extensive scientific study, DuPont believes there is no evidence that PFOA causes any adverse human health effects or harm to the environment. However, DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorinated telomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions.

In early July 2004, the EPA filed an administrative complaint against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Tort Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The allegations relate to information about PFOA for a period beginning in June 1981 through March 2001. The complaint references the penalty provisions under the two federal laws, but it does not seek a specific penalty against DuPont at this time. It is clear that the EPA's allegations are about administrative reporting and not about the safety of PFOA or products that use PFOA in their manufacture. Furthermore, the company believes that it has complied with such reporting requirements and intends to vigorously defend its position. DuPont intends to file a formal denial to the Agency's complaint.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The action alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. In addition, the class seeks diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. The class, which could be as large as fifty thousand individuals, has been defined as anyone who has consumed drinking water containing quantifiable levels (0.05 parts per billion) of PFOA. The Lubeck Public Service District and plaintiffs reached a settlement agreement that has been approved by the court. DuPont does not believe that consumption of drinking water with low levels of PFOA has caused or will cause deleterious health effects. September 20, 2004 has been set as the trial date for this action and DuPont intends to defend itself vigorously in this matter. While DuPont does not believe that its use of PFOA has caused or will cause any deleterious health effects, management recognizes that losses related to PFOA may be incurred and a reserve of $45 has been established.

While management recognizes that it is reasonably possible that additional losses related to PFOA may be incurred, a range of such losses cannot be reasonably estimated at this time.

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

DuPont and Dow have agreed to allocate disproportionately DDE's potential liabilities and costs (including fines, settlements, judgments, penalties and defense costs) with respect to the investigations and related litigation. As a result, DuPont will bear any potential liabilities and costs up to the initial $150. Dow is obligated to contribute up to $72.5 by making contributions of 15 percent to 30 percent toward potential liabilities and costs that exceed $150, if any.

In addition, DuPont and Dow have agreed to enter into definitive agreements that give Dow the option to acquire certain assets relating to ethylene and chlorinated elastomers from DDE in a non-cash equity redemption. If Dow elects to exercise its option, then DuPont will purchase Dow's remaining equity interest, if any, in DDE immediately after Dow acquires the assets from DDE. As a result, DDE would become a wholly owned subsidiary of DuPont. The purchase price for each of these transactions will be determined at a later date based on fair market values subject to an agreed collar. Dow has until December 31, 2004 to exercise its option, but the parties have agreed that the closing of these transactions will not occur prior to June 30, 2005, should Dow exercise its option.

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

As a result of the agreements between Dow and DuPont, a reserve of $150 was established in the first quarter 2004. DuPont believes this represents the best estimate of the probable liability based on the current status of these investigations and the related facts and circumstances. Given the uncertainties inherent in predicting the outcome of these investigations and the related litigation, and in projecting future costs, it is possible that actual losses will exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

DDE entered into a settlement of federal class action antitrust litigation related to polychloroprene for $42 including attorneys' fees and costs, which was preliminarily approved on June 24, 2004. In accordance with the agreements described above between Dow and DuPont, DuPont is responsible for providing DDE with the funding for this settlement.

Automotive Refinishes

Class actions were filed against DuPont and four other manufacturers of automotive refinishes in 2001 for civil damages arising out of an alleged conspiracy to fix prices. The majority of these lawsuits were consolidated in the federal district court of Philadelphia, Pennsylvania. In the first quarter 2004, DuPont reached an agreement to settle these lawsuits for $36, which has been paid out as of June 30, 2004. DuPont will continue to vigorously defend nine related cases pending in a California state court. No reserve has been established for these nine cases because the company does not believe it is probable that a liability has been incurred.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. At June 30, 2004, the company's Consolidated Balance Sheet includes a liability of $379 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at June 30, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 13. Comprehensive Income

The following sets forth the company's total comprehensive income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income	$ 503	$675	$1,171	$1,210
Cumulative translation adjustment	6	40	(9)	56
Net revaluation and clearance of
cash flow hedges to earnings	(8)	(8)	17	(4)
Minimum pension liability adjustment	157	-	157	-
Net unrealized gains (losses) on
available for sale securities	(2)	6	1	4

Total comprehensive income	$ 656	$713	$1,337	$1,266

Due to the sale of INVISTA on April 30, 2004 (see Note 4), the company is required to calculate its minimum pension liability using plan assets and liabilities as of April 30, 2004. The remeasurement resulted in a $157 reduction to this liability, primarily due to the transfer of benefit obligations and assets to Koch.

Note 14. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$ 86	$ 85	$ 178	$ 170
Interest cost	295	307	605	613
Expected return on plan assets	(330)	(345)	(680)	(690)
Amortization of transition asset	(2)	(2)	(4)	(4)
Amortization of unrecognized loss	76	57	154	113
Amortization of prior service cost	12	12	24	25
Curtailment/settlement loss	435*	-	447	-

Net periodic benefit cost	$ 572	$ 114	$ 724	$ 227

*	Principally reflects a settlement loss due to the sale of INVISTA.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following sets forth the components of the company's net periodic cost for other benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Service cost	$ 10	$ 12	$ 19	$ 23
Interest cost	65	85	133	171
Amortization of unrecognized loss	12	17	25	34
Amortization of prior service cost	(47)	(39)	(91)	(77)
Curtailment gain	(436)*	-	(436)	-

Net periodic benefit cost	$(396)	$ 75	$(350)	$151

*	Reflects a curtailment gain due to the sale of INVISTA.

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $300 to its pension plans other than the principal U.S. pension plan and $420 to its other postretirement benefit plans in 2004. As of June 30, 2004, contributions of $225 have been made to its pension plans other than the principal U.S. pension plan and the company anticipates additional contributions of $95 throughout 2004. In addition, the company has made benefit payments of $210 related to its other postretirement benefit plans as of June 30, 2004. No contributions are currently required to be made to the principal U.S. pension plan trust fund by funding requirements or laws. Although the company is permitted to make a tax deductible discretionary contribution to the principal U.S. pension plan trust fund in 2004, no decision has been made to make such a contribution.

Note 15. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 29 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. During the three- and six-month periods ended June 30, 2004, hedge ineffectiveness of $(1) and $1, respectively, was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:
	Three Months Ended			Six Months Ended
	June 30, 2004			June 30, 2004
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$27	$(10)	$17	$(13)	$ 5	$ (8)
Additions and revaluations of derivatives
designated as cash flow hedges	(6)	2	(4)	31	(12)	19
Clearance of hedge results to earnings	(6)	2	(4)	(3)	1	(2)

Ending balance	$15	$ (6)	$ 9	$ 15	$ (6)	$ 9

Portion of ending balance expected to be
reclassified into earnings over the next
twelve months	$12	$ (5)	$ 7	$ 12	$ (5)	$ 7

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 16. Segment Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
CONSOLIDATED SEGMENT INFORMATION(1)	2004	2003	2004	2003

SEGMENT SALES(2)
Agriculture & Nutrition	$2,077	$1,886	$ 4,279	$ 3,676
Coatings & Color Technologies	1,560	1,419	2,977	2,688
Electronic & Communication Technologies	845	737	1,661	1,414
Performance Materials	1,703	1,354	3,222	2,690
Safety & Protection	1,168	1,062	2,256	2,048
Textiles & Interiors	826(3)	1,779	2,709	3,496
Other	13	3	25	5

Total Segment Sales	8,192	8,240	17,129	16,017

Elimination of Transfers	(157)	(254)	(408)	(473)
Elimination of Equity Affiliate Sales	(508)	(617)	(1,121)	(1,167)

CONSOLIDATED NET SALES	$7,527	$7,369	$15,600	$14,377

PRETAX OPERATING INCOME (LOSS) (PTOI)(4)(5)
Agriculture & Nutrition(6)	$ 446	$ 501	$ 1,076	$ 1,019
Coatings & Color Technologies(7)	150	214	303	355
Electronic & Communication Technologies(8)	(27)	49	65	81
Performance Materials(9)	103	120	109	253
Pharmaceuticals	174	88	322	241
Safety & Protection(10)	163	220	395	426
Textiles & Interiors(11)	(168)	25	(363)	30
Other(12)	(173)	(61)	(206)	(167)

Total Segment PTOI	668	1,156	1,701	2,238

Exchange Gains and Losses(13)	(76)	(42)	(89)	(92)
Corporate Expenses & Interest	(229)	(233)	(442)	(445)

Income Before Income Taxes and Minority
Interests	$ 363	$ 881	$ 1,170	$ 1,701

	June 30,	December 31,
SIGNIFICANT CHANGES IN SEGMENT NET ASSETS	2004	2003

Textiles & Interiors(14)	$683	$4,923

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION

(1)	Certain reclassifications of segment data have been made to reflect 2004 changes in organizational structure.

(2)	Includes transfers and pro rata share of equity affiliate sales.

(3)	Reflects sales for the month of April 2004 (divestiture was completed April 30).

(4)

Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles.

(5)

Second quarter 2004 charges of $312 result from employee separations in the following segments: Agriculture & Nutrition - $36; Coatings & Color Technologies - $64; Electronic & Communication Technologies - $42; Performance Materials - $45; Safety & Protection - $29; and Other - $96.

(6)	Second quarter 2003 includes a $62 non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited.

(7)	Year-to-date 2004 includes a charge of $36 to provide for the settlement of litigation in Refinish.

(8)

Second quarter 2004 includes a charge of $45 to establish a reserve in connection with PFOA class action litigation in West Virginia, and a charge of $27 to reflect a decline in the value of an investment.

(9)

Second quarter 2004 includes a charge of $23 associated with the shutdown of manufacturing assets at a U.S. facility. Year-to-date 2004 includes a charge of $150 to provide for the company's share of anticipated losses associated with DDE antitrust litigation matters.

(10)	During second quarter 2004, the company recorded a charge of $42 related to the impairment of certain European manufacturing assets.

(11)

During second quarter 2004, the company recorded a charge of $183 related to the divestiture of INVISTA. This charge primarily reflects an increase in the book value of the net assets sold and additional separation costs. Year-to-date 2004 reflects an additional charge of $345 related to the separation, including a $240 reduction in sales price.

Second quarter 2003 includes a benefit of $16 from the favorable settlement of arbitration related to the Unifi Alliance.

(12)	During second quarter 2004, the company recorded a charge of $29 to write off abandoned technology.

Year-to-date 2003 includes a charge of $78 to provide for settlement of the 1995 Benlate® shareholder litigation case.

(13)

Second quarter 2003 includes an exchange gain of $30 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada.

(14)	The change principally reflects the sale of INVISTA to Koch on April 30, 2004.

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
    The company operates in approximately 75 countries worldwide and derives greater than 50 percent of its revenues from sales outside the United States. Therefore, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including slowing economic growth, particularly in the United States, Europe and Asia Pacific, inflation or fluctuations in interest and currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) could affect the company's financial results.
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

Results of Operations

Net Sales

             Consolidated net sales for the second quarter of 2004 totaled $7.5 billion compared to $7.4 billion in the second quarter of 2003, an increase of 2 percent. The increase reflects 6 percent higher sales volumes, 4 percent higher U.S. dollar selling prices, and sales from the consolidation of DDE, largely offset by the sales reduction resulting from the divestiture of INVISTA.

	Three Months Ended
	June 30,
		Percent	Percent Change Due To
	2004	Change	Local	Currency
	Net Sales	vs. 2003	Price	Effect	Volume	Other*

Worldwide	$7.5	2	1	3	6	(8)
U.S.	3.5	-	2	-	5	(7)
Europe	2.1	5	1	9	2	(7)
Asia Pacific	1.1	7	-	4	18	(15)
Canada & Latin
America	0.8	1	(3)	1	9	(6)

*	Reflects the impact of the April 30, 2004 sale of INVISTA, partly offset by the impact of consolidating DDE beginning in the second quarter 2004.

             For the six months ended June 30, 2004, consolidated net sales were $15.6 billion versus $14.4 billion in the prior year, up 9 percent. The increase reflects 7 percent higher sales volumes, 5 percent higher USD selling prices, and sales from the consolidation of DDE, partly offset by the sales reduction resulting from the divestiture of INVISTA.

Form 10-Q

	Six Months Ended
	June 30,
		Percent	Percent Change Due To
	2004	Change	Local	Currency
	Net Sales	vs. 2003	Price	Effect	Volume	Other*

Worldwide	$15.6	9	1	4	7	(3)
U.S.	7.1	4	2	-	5	(3)
Europe	4.6	13	-	12	4	(3)
Asia Pacific	2.4	13	-	5	15	(7)
Canada & Latin
America	1.5	9	-	3	7	(1)

*

Reflects the impact of the April 30, 2004 sale of INVISTA, partly offset by the impact of consolidating DDE beginning in the second quarter 2004. In addition, includes the impact of the acquisition of the remaining interest in Fibra and the formation of The Solae Company in the second quarter 2003.

Other Income

             Second quarter 2004 Other income totaled $205 million versus $146 million in the prior year, an increase in $59 million or 40 percent. This reflects higher income from Cozaar® / Hyzaar® and an increase in equity earnings of affiliates, which were partly offset by higher exchange losses.

             For the six months ended June 30, 2004, other income was $337 million as compared to $324 million last year. Year-to-date 2004 benefited from an increase in equity earnings of affiliates and higher income from Cozaar® /Hyzaar® .. These were partly offset by a $150 million charge to provide for the company's share of estimated losses associated with the DDE antitrust litigation matters (see Note 12).

Cost of Goods Sold and Other Operating Charges

             Cost of goods sold and other operating charges totaled $5,455 million in the second quarter versus $5,386 million in the prior year. For the six-month period, Cost of goods sold and other operating charges was $11,212 million and $10,554 million in 2004 and 2003, respectively. As a percent of net sales, Cost of goods sold and other operating charges was 72 percent for the three- and six-month periods ended June 30, 2004, versus 73 percent for the three- and six-month periods ended June 30, 2003. The three- and six-month periods in 2004 reflect the absence of depreciation on substantially all of the assets of the Textiles & Interiors segment and the $45 million charge to establish a reserve in connection with PFOA class action litigation.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (SG&A) totaled $828 million for the quarter versus $805 million in the prior year, an increase of 3 percent. Year-to-date SG&A totaled $1,648 million versus $1,551 million in 2003, an increase of 6 percent. The overall dollar increase is primarily due to the impact of currency and the consolidation of DDE. As a percent of net sales, SG&A was approximately 11 percent for the three- and six-month periods in 2004 and 2003.

Form 10-Q

Research and Development Expense

             Research and development expense (R&D) totaled $333 million for the second quarter of 2004 versus $357 million in the prior year, a decrease of almost 7 percent primarily due to the sale of INVISTA. Year-to-date R&D was $670 million and $672 million in 2004 and 2003, respectively. This is consistent with the company's expectation for R&D to total approximately $1.2 billion for the year. R&D was approximately 4 percent of net sales for the three- and six-month periods in 2004 and approximately 5 percent for the three- and six-month periods in 2003.

Interest Expense

             Interest expense totaled $81 million in the second quarter of 2004 compared to $87 million in the second quarter of 2003, a decrease of 7 percent. For the six-month periods, interest expense was relatively flat at $166 million and $168 million in 2004 and 2003, respectively. Lower interest rates more than offset increased interest expense associated with higher average debt levels in 2004 compared to 2003.

Employee Separation Costs and Asset Impairment Charges

             During the second quarter 2004, the company recorded total charges of $433 million. These charges include $312 million related to the termination of approximately 2,700 employees and asset impairment charges which totaled $121 million. More specific information related to these charges is included in Note 3 to the interim consolidated financial statements.

             The cost reduction initiatives related to these charges are expected to deliver about $225 million in annualized savings. Since the majority of the workforce reductions will occur mid-year 2004, roughly 40 percent of the annualized savings will benefit 2004, primarily in the second half. These actions do not include other workforce reductions resulting from normal attrition and reductions in contract personnel which do not involve separation charges. Workforce reductions are a key component of the company's previously announced $900 million cost improvement program.

             Information related to the company's 2001 and 2002 restructuring activities is included in Note 3 to the interim consolidated financial statements.

Separation Charges - Textiles & Interiors

             During the second quarter 2004, the company completed the sale of INVISTA to subsidiaries of Koch Industries Inc. (Koch) for $3,844 million. Under the terms of the sales agreement, the purchase price is subject to adjustments for finalization of net working capital, transfer of pension assets and obligations, and settlement of income taxes. The company has recorded a receivable of approximately $87 million for additional proceeds related to the finalization of net working capital. Koch and the company have not agreed on this amount and will continue to discuss the calculation of working capital and attempt to resolve any differences. The sales agreement contains a dispute resolution mechanism which will be used by the parties if necessary. Except for the transfer of the company's interest in certain equity affiliates, this transaction was completed on April 30, 2004. The transfer of these interests in equity affiliates will be delayed until the company receives approval from its equity partners. If the company's interest in these equity affiliates were not to be transferred, this would reduce the final cash proceeds by $168 million, of which the company received $138 million as an advance payment on April 30, 2004.

Form 10-Q

             Also during the second quarter 2004, the company recorded a charge of $183 million related to the divestiture of INVISTA. This charge included a loss on the sale of INVISTA of $118 million and other separation charges of $65 million. The loss on the sale of INVISTA was the result of changes in the book value of the net assets sold at closing compared to the net book value of these assets at the end of the first quarter 2004. The other separation charges consisted predominately of incremental legal, accounting and other advisory and consulting fees, as well as other employee related separation costs. Year-to-date 2004 also reflects a first quarter charge of $345 million related to the separation, including a $240 million reduction of the sales price.

             The company also has plans underway to sell the remaining assets of the Textiles & Interiors segment not purchased by Koch.

Provision for Income Taxes

             The effective income tax rates (EITR) for the second quarter 2004 and 2003 were (33.9) percent and 19.1 percent, respectively. Year-to-date EITR for 2004 and 2003 were 0.3 percent and 23.5 percent, respectively. The most significant impact on the EITR for both the quarter and year-to-date were 2004 tax benefits recorded on the special items noted in the table on the following page. In second quarter 2004, these were primarily an increase in the deferred tax assets in two European subsidiaries for their tax basis investment losses and other tax benefits associated with the separation of INVISTA. For year-to-date 2004, these benefits plus additional tax benefits on the separation of INVISTA recorded in the first quarter 2004 were offset in part by a minimal tax benefit recorded on the DDE litigation expense.

Minority Interests in Earnings of Consolidated Subsidiaries

             Minority interests reflects benefits of $17 million for second quarter 2004 and $4 million for the six months ended June 30, 2004 as compared to charges of $38 million and $63 million for the same periods last year. Second quarter 2004 reflects a minority interest adjustment related to accounting for the company's consolidation of DDE as a variable interest entity.

Net Income

             Second quarter net income was $503 million, or $0.50 per share, compared to $675 million, or $0.67 per share, in the second quarter of 2003. The decrease in income principally reflects significant current period net charges related to the sale of INVISTA, employee separations, litigation, and asset impairments totaling $302 million after-tax. (See summary of special items in the table below.) Improvements to net income were derived from higher sales volumes and selling prices, as well as increased Pharmaceuticals earnings.

             Net income for the six months ended June 30, 2004 was $1,171 million, or $1.16 per share, compared to $1,210 million, or $1.21 per share, for the same period in 2003. The decrease in income reflects, in part, net charges related to the sale of INVISTA, employee separations, litigation, and asset impairments totaling $598 million after-tax, or $0.60 per share, as summarized in the special items table below. Nearly offsetting these charges were improvements to net income resulting from higher sales volumes and selling prices, currency benefit, increased Pharmaceuticals earnings, and a lower income tax rate.

Form 10-Q

			Diluted
	Pretax	After-Tax	Earnings
Special Items	Benefit	Benefit	(Loss)
(Dollars in millions, except per share)	(Charge)	(Charge)	Per Share

2004
1st Quarter
DuPont Dow Elastomers LLC litigation	$(150)	$(138)	$(0.14)
Automotive Refinish litigation	(36)	(23)	(0.02)
INVISTA separation charges	(345)	(135)	(0.14)

1st Quarter Total	$(531)	$(296)	$(0.30)

2nd Quarter
INVISTA-related items:
Separation charges	$(183)	$ (78)	$(0.08)
Deferred tax benefits	-	124	0.12
Employee separation costs and asset
impairment charges	(433)	(319)	(0.31)
PFOA class action litigation reserve	(45)	(29)	(0.03)

2nd Quarter Total	$(661)	$(302)	$(0.30)

2003
1st Quarter
Benlate® litigation	$ (78)	$ (51)	$(0.05)

2nd Quarter
Agriculture & Nutrition - The Solae
Company non-operating gain	$ 62	$ 41	$ 0.04
Textiles & Interiors - Unifi Settlement	16	10	0.01
Gain on Canadian currency contract	30	18	0.02
Minority interest redemption	-	(17)	(0.02)

2nd Quarter Total	$ 108	$ 52	$ 0.05

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and six-month periods ended June 30, 2004 compared with the same periods in 2003. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles.

             Agriculture & Nutrition - Second quarter sales of $2.1 billion were 10 percent higher reflecting 5 percent higher U.S. dollar selling prices and 5 percent higher volume. PTOI for the quarter was $446 million versus $501 million in the prior year, which included a non-operating gain of $62 million associated with the formation of The Solae Company. The current quarter earnings reflect employee separation charges of $36 million, more than offset by increased earnings from higher average prices for crop production products and higher segment sales volumes, partly offset by higher raw material costs.

Form 10-Q

Year-to-date sales of $4.3 billion were 16 percent higher reflecting 8 percent higher U.S. dollar selling prices, 5 percent higher volume, and a 3 percent benefit attributable to additional sales from The Solae Company. For the seasonally high first half of the year, PTOI was $1,076 million versus $1,019 million in the same period last year. The increase in earnings reflects higher average prices for crop production products, higher segment sales volumes and a currency benefit from the weaker U.S. dollar, partly offset by higher raw material costs, employee separation costs, and the absence of the second quarter 2003 gain on the formation of The Solae Company.

             Coatings & Color Technologies - Second quarter sales of $1.6 billion were up 10 percent, principally reflecting 6 percent higher U.S. dollar selling prices (primarily due to currency) and 4 percent higher volume. PTOI was $150 million versus $214 million in the prior year. The decline in earnings reflects $64 million in charges for employee separation costs. The benefit of higher selling prices and sales volumes was offset by increases in raw material and other costs.

Year-to-date sales of $3.0 billion were up 11 percent, principally reflecting 7 percent higher U.S. dollar selling prices (primarily due to currency) and 4 percent higher volume. PTOI was $303 million versus $355 million in the prior year. Year-to-date 2004 included charges which totaled $100 million for employee separation costs and an automotive refinish litigation settlement. The benefit to earnings from currency, selling prices and sales volumes was partly offset by the impact of increases in raw materials and other costs.

             Electronic & Communication Technologies - Sales in the quarter of $845 million were up 15 percent, reflecting 14 percent higher volumes and 1 percent higher U.S. dollar selling prices. The latter reflects the currency benefit from a weaker dollar, partly offset by lower local currency selling prices. PTOI was a loss of $27 million versus earnings of $49 million last year. The earnings decline reflects charges in the quarter totaling $114 million for employee separation costs, the PFOA class action litigation reserve and write-down of an investment. These charges were partly offset by the increased earnings from substantially higher sales volumes as well as a currency benefit from the weaker dollar.

Year-to-date sales of $1.7 billion were up 17 percent, reflecting 15 percent higher volumes and 2 percent higher U.S. dollar selling prices. The latter reflects the currency benefit from a weaker dollar, partly offset by lower local currency selling prices. PTOI was $65 million versus $81 million last year. The earnings decline reflects the charges discussed above for the second quarter, largely offset by the earnings benefit from substantially higher sales volumes and a weaker dollar.

             Performance Materials - Sales of $1.7 billion were up 26 percent reflecting 10 percent higher volume, 4 percent higher U.S. dollar selling prices, and a 12 percent increase resulting from consolidating DDE beginning in April 2004. PTOI was $103 million compared to $120 million last year. The decline in earnings principally reflects second quarter charges totaling $68 million for employee separation costs and shutdown of manufacturing assets at a U.S. plant, largely offset by earnings from higher sales volumes and currency benefit.

Year-to-date sales of $3.2 billion were up 20 percent reflecting 9 percent higher volume and 5 percent higher U.S. dollar selling prices, the latter reflecting the weaker dollar, and a 6 percent benefit from consolidating DDE sales. PTOI was $109 million compared to $253 million last year. The decline in earnings principally reflects a $150 million charge related to the DDE antitrust litigation matters, in addition to the $68 million second quarter charges discussed above. These charges were partly offset by earnings generated from higher sales volumes and a currency benefit.

Form 10-Q

             Pharmaceuticals - Second quarter PTOI of $174 million increased substantially from the second quarter 2003 PTOI of $88 million, reflecting higher Cozaar® /Hyzaar® income. Year-to-date PTOI of $322 million was 34 percent higher than 2003 PTOI of $241 million.

             Safety & Protection - Second quarter sales of $1.2 billion were up 10 percent due to 3 percent higher U.S. dollar selling prices, principally reflecting the weaker dollar, and 7 percent higher volume. PTOI of $163 million decreased from $220 million in the prior year reflecting employee separation charges of $29 million and a $42 million impairment charge for certain European manufacturing assets. These charges were partly offset by earnings from higher sales volumes.

Year-to-date sales of $2.3 billion were up 10 percent due to 4 percent higher U.S. dollar selling prices, principally reflecting the weaker dollar, and 6 percent higher volume. PTOI of $395 million decreased from $426 million in the prior year, principally reflecting the second quarter charges discussed above, partly offset by the benefit of higher selling prices and sales volume.

             Textiles & Interiors - Sales in the second quarter of $826 million principally reflect the month of April, as INVISTA, which represents substantially all of this segment's sales, was sold on April 30. This contributed to a 54 percent reduction from second quarter 2003 sales of $1.8 billion. PTOI was a loss of $168 million including charges of $183 million related to the sale of INVISTA. Second quarter 2003 PTOI of $25 million included a benefit of $16 million from a favorable arbitration settlement.

Year-to-date sales of $2.7 billion were down 23 percent as first quarter gains from higher volumes and higher U.S. dollar selling prices were more than offset by the absence of INVISTA sales starting May 1. PTOI was a loss of $363 million including first quarter charges of $345 million recorded to reflect a $240 million reduction in the INVISTA sales price, and other changes in estimates associated with the sale, in addition to the $183 million second quarter charges discussed above. Separation related charges were partly offset by the absence of depreciation and amortization on substantially all of the segment's assets until their divestiture on April 30. Year-to-date 2003 PTOI was $30 million.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             From December 31, 2003 to June 30, 2004, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) decreased approximately $3.1 billion from $7.1 billion to $4.0 billion. The following table summarizes the changes in the company's consolidated net debt for this period:

(Dollars in millions)

Net debt - December 31, 2003	$7,106

Cash provided by operations	412
Purchases of property, plant and equipment
and investment in affiliates	(579)
Net payments for businesses acquired	(40)
Net proceeds from sale of INVISTA	3,769
Net proceeds from sales of assets	30
Forward exchange contract settlements	(49)
Dividends paid to stockholders	(702)
Debt assumed from consolidation of VIEs	(31)
Acquisition of treasury stock	(77)
Other	339

Decrease in net debt	3,072

Net debt - June 30, 2004	$4,034

Cash and cash equivalents	$5,694
Marketable debt securities	16

Total borrowings and capital lease obligations	$9,744

             Cash provided by operations was $412 million for the six months ended June 30, 2004. Historically, the company's earnings reflected in cash provided by operations are at least partially offset by cash used to fund the seasonality of the company's Agriculture & Nutrition segment. Working capital at June 30, 2004, was $7.7 billion, a $2.3 billion increase from December 31, 2003. This increase is a result of a higher cash balances, higher receivables attributable to Agriculture & Nutrition seasonal sales, and lower short-term borrowings.

             Purchases of property, plant and equipment and investments in affiliates for the six months ending June 30, 2004 totaled $579 million. The company expects full year purchases of property, plant and equipment and investments in affiliates to be about $1.4 billion.

             Dividends paid to stockholders during the six months ended June 30, 2004 totaled $702 million. The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. Management has not established a timeline for completion of the buyback of stock under this plan. As of June 30, 2004, 1,751,000 shares of common stock had been purchased and retired under this program to offset dilution from employee compensation programs. The company intends to purchase 9.5 million shares by no later than the first quarter 2005.

Form 10-Q

             Net debt decreased $3.1 billion from December 31, 2003 reflecting proceeds from the sale of INVISTA, partially offset by cash needed to fund normal first half working capital builds. Part of this positive first half cash flow was used to pay down commercial paper. The month end average interest rate was 3.1 percent and 3.0 percent at June 30, 2004 and December 31, 2003, respectively.

             The company believes net debt provides the investor with a more realistic view of the company's liquidity and actual debt position because the company's cash and cash equivalents and marketable debt securities are available to pay down debt. Net debt also allows the investor to compare debt in different periods without adjusting for cash and the changes in cash position.

             The company used the proceeds from the sale of INVISTA to strengthen its balance sheet. In addition, although no contributions are currently required to be made to the principal U.S. pension plan trust fund, the company is permitted to make a tax deductible discretionary contribution in 2004. No decision has been made to make such a contribution.

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

Guarantees and Off-Balance Sheet Arrangements

                  For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see Note 12 "Commitments and Contingent Liabilities" to the company's interim consolidated financial statements.

Form 10-Q

Contractual Obligations

                  Information related to the company's significant contractual obligations is summarized in the following table:

Contractual Obligations	Total at
(Dollars in millions)	December 31, 2003

Long-term debt(1)	$5,731
Capital leases(2)	58
Operating leases(2)	1,063
Purchase obligations(3)	1,241
Other long-term liabilities(4)	628

Total contractual obligations	$8,721

(1)

Significant changes related to long-term debt obligations are discussed in Note 11 to the company's interim consolidated financial statements. As a result of the debt refinancing discussed on the previous page, the long-term debt maturities in 2009 and beyond have increased approximately $1.5 billion.

(2)	Capital and operating lease obligations have decreased by $26 million and $273 million, respectively, primarily related to the sale of INVISTA.

(3)	Purchase obligations have increased by $1.2 billion as result of the sale of INVISTA.

(4)	Indemnifications have increased by $75 million in connection with the sale of INVISTA.

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

As of June 30, 2004, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Form 10-Q

b)	Changes in Internal Control over Financial Reporting

As previously disclosed, the company is in the process of implementing an Enterprise Resource Planning (ERP) system globally; implementation is phased and is currently planned to be complete in 2006. In addition, the company recently began implementation of restructuring initiatives that will result in the realignment of job responsibilities and the elimination of approximately 3,300 positions. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing.

There has been no change in the company's internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected the company's internal control over financial reporting. The company is continuing its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of its ongoing evaluation, management has identified certain deficiencies which the company is addressing. Areas requiring improvement include documentation of controls, timely account reconciliation, recording of transfers between the company and its subsidiaries, and controls and procedures related to the implementation of the company's global ERP system discussed above. Management will consider these matters when assessing the effectiveness of the company's internal control over financial reporting at year end.

These matters have been discussed with the company's Audit Committee, and the company is taking appropriate steps to make necessary improvements and enhance the reliability of its internal control over financial reporting.

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

DuPont Dow Elastomers LLC

                      Information related to this matter is included within Note 12 to the company's interim consolidated financial statements under the heading DuPont Dow Elastomers LLC.

Form 10-Q

Environmental Proceedings

PFOA: West Virginia and Ohio Departments of Environmental Protection

                      For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt, and does not distinguish between the two forms. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at its Washington Works plant in Wood County, West Virginia. Currently, DuPont recovers or destroys 98 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant.

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

                      Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $3.7 million through June 30, 2004, in connection with these activities. DuPont committed to conduct additional environmental monitoring in and around the Washington Works plant. As recommended by WVDEP, this testing began in 2004 and will end in 2006.

                      Environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP, and the Division of Health and Human Resources, (the MOU). Under the MOU, these results were shared with the Ohio EPA. Also, DuPont is funding investigations of ground and drinking water in that state comparable to the studies in West Virginia, pursuant to the MOU. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with EPA Region III (which includes West Virginia) and Region V (which includes Ohio) in March of 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the WV Order. Since the PFOA concentrations in drinking water tested to date are significantly below the screening level, it is unlikely that DuPont will be required to provide alternative drinking water under the SDWC Order. Pursuant to discussions with, and recommendations from the Ohio EPA, DuPont is conducting additional environmental monitoring in Ohio, starting in 2004 and ending in 2006.

New Johnsonville, Tennessee

                      The EPA conducted a multi-media audit of DuPont's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by DuPont and its contractor under Section 608 of the Clean Air Act (CAA) regarding refrigerant emissions. The EPA requested substantial information and documents regarding the repair, charging and maintenance of the refrigerant machines at the New Johnsonville plant from DuPont's contractor responsible for the repair and maintenance of certain of the refrigeration machines at the plant. A substantial number of documents was provided to the EPA.

                      DuPont, the EPA and the Department of Justice (DOJ) are actively pursuing settlement. The EPA and DOJ concluded that DuPont's contractor would not be considered an "operator" for the refrigeration machines under the CAA and essentially dropped the contractor from further settlement discussions. DuPont anticipates resolution of this matter in the third quarter of 2004.

Form 10-Q

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock of the company made during the period ended June 30, 2004, by the company.
				Approximate
	Total		Total Number of	Dollar Value of
	Number of	Average Price	Shares Purchased	Shares That May
	Shares	Paid	As Part of Publicly	Yet be Purchased
Period	Purchased(1)	Per Share	Announced Program(2)	Under the Program

April 1, 2004 -
April 30, 2004	762	$43.74	-	N/A

May 1, 2004 -
May 31, 2004	2,075	43.15	-	N/A

June 1, 2004 -
June 30, 2004	1,756,121	43.68	1,751,000	$1,923,478,200

Total	1,758,958	43.68	1,751,000	$1,923,478,200

(1)	Includes shares related to net option exercises to pay the exercise price of options.

(2)

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the company to suspend or cancel purchases under the program.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 42-44.

(b)     Reports on Form 8-K

1.

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

3.

On April 12, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events and Regulation FD Disclosure." The registrant filed a news release entitled "DuPont Announces Work Force Reduction as Part of Competitiveness Actions."

4.

On April 14, 2004, a Current Report on Form 8-K was furnished under Item 5, "Other Events and Regulation FD Disclosure." The registrant furnished a news release entitled "DuPont Updates First Quarter Earnings Outlook." The information contained in the Current Report shall not be deemed filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

5.

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

7.

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

8.

On May 5, 2004, a Current Report on Form 8-K was filed under Item 2, "Acquisition or Disposition of Assets." Under Item 7, "Financial Statements and Exhibits," the company filed Pro Forma Financial Information related to the sale of INVISTA.

9.

On May 20, 2004, a Current Report on Form 8-K was filed under Item 5, "Other Events." Under Item 7, "Financial Statements and Exhibits," the company filed the opinion of Stacey Mobley, Senior Vice President, Chief Administrative Officer and General Counsel, regarding the Restated Certificate of Incorporation and Bylaws.

10.

On July 27, 2004 the registrant announced its consolidated financial results for the quarter ended June 30, 2004. A copy of the registrant's earnings news release entitled "DuPont Reports Second Quarter 2004 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on July 27, 2004. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: August 5, 2004

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

10.8*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson.

*	Management contract or compensatory plan or arrangement
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

10.13

Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.14

Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.15

Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.

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

Form 10-Q

Exhibit 10.8

July 30, 2004

Mr. Richard Goodmanson

Dear Richard:

                This agreement amends, restates and supercedes our previous agreement dated March 15, 2004. We value the contributions you have made to DuPont, and I am pleased to offer you this retention agreement with the Company on the terms and conditions set forth below, effective as of the date hereof.
1.	Position: You will continue to be employed by the Company in the position of Executive Vice President and Chief Operating Officer or in a substantially similar position.

2.	Salary: Your salary will continue to be based on your performance, and will be determined in accordance with DuPont's Salary Policy.

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

5.

Special Retention Award: Provided you remain with the Company through May 1, 2009, you will receive a special retention award of one million dollars ($1,000,000). Payment will be made to you as soon as practicable after May 1, 2009. All applicable taxes will be withheld from the payment. This special payment will not be considered compensation for the purpose of determining benefits under DuPont's benefit plans. In the event you are Terminated for Other Reasons as set forth herein on or before May 1, 2009, you will be entitled to receive the special retention award.

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

Form 10-Q

Exhibit 10.8

Mr. Richard Goodmanson	- 2 -	July 30, 2004

8.	Vacation: You will continue to be granted time off with pay inclusive of the vacation to which you are entitled under DuPont's Vacation Policy up to a total of four weeks per year.

9.	Termination of Employment

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

Termination for Other Reasons: If you are terminated by DuPont on or before May 1, 2009, we will pay you the sum of two times your yearly salary at time of termination plus two times the amount of your target variable compensation award for the variable compensation cycle immediately preceding your termination. This amount will be payable monthly over a three-year period or, at your election, in a lump sum present value, and will be subject to withholding of applicable taxes.

10.	Employee Agreement: Your Employee Agreement, dated May 10, 1999 and appended to our April 22, 1999 agreement, remains in full force and effect.

Form 10-Q

Exhibit 10.8

Mr. Richard Goodmanson	- 3 -	July 30, 2004

                Please indicate your acceptance of the terms set forth above by signing the enclosed copy of this letter in the space provided below and returning the signed copy to me. We look forward to your continuing contributions to the Company's success as we launch the new DuPont.

Very truly yours,

/s/ Charles O. Holliday, Jr.
Charles O. Holliday, Jr.

AGREED AND ACCEPTED:

BY:	/s/ Richard R. Goodmanson
Richard R. Goodmanson

DATE:	July 30, 2004

Form 10-Q

Exhibit 10.15

Execution Copy

AMENDMENT NO. 3 TO PURCHASE AGREEMENT

                  AMENDMENT NO. 3 TO PURCHASE AGREEMENT (this "Amendment"), dated as of April 22, 2004, by and among E. I. du Pont de Nemours and Company, a Delaware corporation ("DuPont"), the other Global Sellers (as defined in the Agreement (as defined below)), KED Fiber Limited, a Cayman Islands exempted limited company and KED Fiber, LLC, a Delaware limited liability company, to the Purchase Agreement, dated November 16, 2003, as amended on December 23, 2003, and as further amended on April 7, 2004 (the "Agreement"), by and among DuPont, and other Global Sellers, KED Fiber Ltd. and KED Fiber, LLC. Capitalized terms used but not defined herein shall have the meaning assigned to such term in the Agreement.

                  WHEREAS, the parties hereto desire to amend the Agreement as more fully set forth below.

                  NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein and for other good and valuable consideration, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

ARTICLE I

AMENDMENT

SECTION 1.1	Time of Closing and Close of Books.

(a)	The Agreement is hereby amended by deleting (i) the references to "the close of business (New York time) on the Closing Date" and "the close of business on the Closing Date", as the case may be, set forth in (A) the definitions of "Adjusted Net Assets" and "Consolidated Indebtedness" set forth in Section 1.1 of the Agreement and (B) Sections 2.4(a)(i), 2.4(a)(iii) and 2.5(a) of the Agreement and (ii) the last reference to "the close of business on the Closing Date" contained in the definition of "Nonconsolidated Indebtedness" set forth in Section 1.1 of the Agreement and, in each case, replacing such references with the following language:

"the applicable Book Closing Time".

(b)	The Agreement is hereby amended by deleting the first and second reference to

"the close of business on the Closing Date" in the definition of "Nonconsolidated Indebtedness" set forth in Section 1.1 of the Agreement and replacing such references with the following language:

"the Effective Time".

(c)	Section 2.3(a) of the Agreement is hereby amended by deleting the last two sentences thereof and replacing them with the following:

"Except to the extent expressly set forth in this Agreement to the contrary, and notwithstanding the actual occurrence of the Closing prior thereto, the Closing shall be deemed to be effective as of 5:00 p.m. (New York Time) on the Closing Date (the "Effective Time"). DuPont shall continue to operate the DTI Business in accordance with the terms of this Agreement until the Effective Time."

Form 10-Q

Exhibit 10.15

Execution Copy

(d)	Section 2.5 of the Agreement is hereby amended by adding the following as new

Section 2.5(f) thereto:

"(f) Notwithstanding anything in this Agreement to the contrary (other than the proviso to this sentence), the calculations reflected in the Estimated Closing Balance Sheet, the Preliminary Closing Balance Sheet, Adjusted Net Assets, Consolidated Indebtedness, Nonconsolidated Indebtedness or any related concept or definition, as the case may be, shall in each case (i) be made at the end of the month in which the Closing occurs using, with respect to each Seller, DTI Company or Joint Venture, the normal timing of the month-end production and sales cutoff and closing of the accounting systems of such Seller, DTI Company or Joint Venture (with respect to each such Seller, DTI Company or Joint Venture, the "Book Closing Time"); provided, however the parties agree and acknowledge that any change in Adjusted Net Assets, Consolidated Indebtedness or Nonconsolidated Indebtedness, as the case may be, caused by the actions of Buyer or its Affiliates which occurs at or following the Effective Time will be disregarded and not given effect for the purpose of calculating the Preliminary Adjusted Net Assets, Final Adjusted Net Assets or Final Specified Indebtedness, Final Nonconsolidated Indebtedness or any related concept, as the case may be."

(e)	The Agreement is hereby amended by deleting the reference to "the close of business on the Closing Date" set forth in section 5.5(a) of the Agreement and replacing such reference with the following language:

"after the applicable Book Closing Time but prior to the Effective Time (other than to the extent such Cash was ultimately transferred to (A) a DTI Company after its applicable Book Closing Time but prior to the Effective Time or (B) an Asset Seller after its applicable Book Closing Time but prior to the Effective Time; provided, that, in the case of this clause (B), such cash is transferred at or prior to the Effective Time, directly or indirectly, to Buyer or a Buyer Sub)"

SECTION 1.2	Supply Agreements. Section 5.42 of the Agreement is hereby

amended to include the following as new subsection (x):

"(x) Buyer believes that each of the Buyer Subs that is a party to a Supply Agreement will own at the time of Closing adequate or appropriate assets for it to perform, or cause to be performed, its obligations under the applicable Supply Agreement; provided, that the foregoing shall not limit the provisions of the Guarantee."

SECTION 1.3	Environmental.

(a)	Section 8.5(a)(vi) of the Agreement is hereby amended and restated to read in its entirety as follows:

"(vi) Remediation required by Environmental Law for Existing Contamination related to (A) the operation and discharge of waste into underground injection (deepwell) facilities Nos. 9, 11, 3 and 4 at the Sabine, Texas site; (B) the RCRA drum storage pad and the "24 hour tank" at the LaPorte, Texas site; and (C) the Tuas, Singapore site, except for Liabilities at that site arising from dismantling and rearrangement;"

Form 10-Q

Exhibit 10.15

Execution Copy

(b)	Section 8.5(b)(v) of the Agreement is hereby amended to replace the reference to "Section 8.5(a)(iv)" with the following language:

"Section 8.5(a)(v)".

SECTION 1.4	Noncompetition Terms/Names.

(a)	Section 1.1 of the Agreement is hereby amended by replacing the definition of the following terms as provided:

"DuPont Excluded Nylon Monofilaments" shall mean Nylon Monofilament Products for use in brushes or for synthetic hair; and Monofilament Products other than:

(i)	those less than or equal to 100 dpf made of Nylon-66, Nylon-6, and copolymers of Nylon-66 or Nylon-6 containing at least 70 mole % of any combination of the monomers of Nylon-66 and Nylon-6; and

(ii)	Hyten® Monofilament (NC)."

"Hyten® Monofilament (NC)" shall mean, for purposes of this Agreement, a polyamide Nylon monofilament having: (i) a denier greater than 1000, (ii) a straight tenacity of 8 grams per denier, (iii) a formic acid method RV of greater than 50 in the case of polyamides, (iv) a minimum filament thickness of greater than 0.35 mm, and (v) an obround (a.k.a. oblong) cross section as shown in US Patent 5,683,808."

(b)	Section 5.9(b) of the Agreement is hereby amended by replacing deleting

Section 5.9(b)(ii) in its entirety and replacing it with the following language:

"(ii)	distribute, resell or sell any Nylon (other than Post-Industrial Nylon

Fiber Waste or Recycled Nylon) to any third party for use in Engineering Resin Applications or DuPont Excluded Nylon Monofilaments (For the purposes of this subparagraph (ii) only, "selling" and "offering to sell" shall mean knowingly selling or offering to sell, directly or indirectly (such as through a distributor who is known to sell into this market));"

(c)	Section 5.9(j) of the Agreement is hereby amended by deleting Section 5.9(j)(ii)

in its entirety and replacing it with the following language:

""(ii)	"Soft Flooring Polymer" shall mean a polymer used as the major component (greater than 80% by weight) of a Soft Flooring Fiber, but not:

(A)	polyesters (e.g., 2GT, Hydro-Biodegradable Polyester
Polymers, or 3GT Polymer And Copolymer Blends),

(B)	Advanced Fibers Polymers or polymers with comparable or
better performance as such Advanced Fiber Polymers as may be developed,

Form 10-Q

Exhibit 10.15

Execution Copy

(C)	Fluoropolymers,

(D)	poly(ethylene acrylates) for use in an amount of up to twenty
(20) weight % of the Soft Flooring Fiber other than Nylon, or

(E)	other polymers (including processing aids, stain resist or stain repellents, modifiers, etc.) for use in an amount of up to ten (10) weight % of the Soft Flooring Fiber."

(d)	Section 5.9(j) of the Agreement is hereby amended by deleting

Section 5.9(viii) in its entirety and replacing it with the following language:

"(viii)	""Restricted Polymer" means any Elastomeric Polymer that a

DuPont Technical Director knows or has reason to know (based on experience with polymers useful for making Elastomeric NC Fibers, or advice, or technical information) that the polymer would be or is useful for making Elastomeric NC Fiber, provided, however, Restricted Polymer shall not include:

(A)	PO3G Polymers And/Or Copolymers (other than those made
by Solution Spinning),

(B)	copolyether esters,

(C)	copolyester estres made by DuPont or its Affiliates as of the
Separation Date or those substantially similar (in structure and elastomeric performance) to such polymers, and

(D)	any Direct Laydown Non-Woven Fiber-Based Webs And
Fabrics."

(a)	Section 5.9(j) of the Agreement is hereby amended by deleting

Section 5.9(j)(ix) in its entirety and replacing it with the following language:

""(ix)	"Advanced Fibers NC Polymers" shall mean any polymer, resin, solution, polymer coating, or particle, consisting essentially of:

(A)	Advanced Fibers Polymers,

(B)	polyethylene homopolymers or copolymers with at least
50 mole % ethylene on the basis of 100 mole % in polymer, and having a weight average molecular weight of at least 250,000 with the resulting fibers having a tenacity of at least 12 g/denier, and/or

(C)	mixtures or blends of materials listed in (A) and/or (B)."

Form 10-Q

Exhibit 10.15

Execution Copy

(e)	Section 5.9(j) of the Agreement is hereby amended by deleting Section 5.9(j)(x)

in its entirety and replacing it with the following language:

"(x)	"Advanced Fibers Polymers" shall mean any polymer, resin,
solution, polymer coating, or particle, consisting essentially of:

(A)	Aramid Polymer,

(B)	Anisotropic polyester (which for purposes of this definition is defined as polyester which exhibits optical anisotropy in the molten state) homopolymers and/or copolymers,

(C)	Polybenzazole,

(D)	polyoxadiazole, polyimide, poysulfide, and/or polysulfone

homopolymers and/or copolymers in which at least 50% on a molar basis of the chemical units (between the coupling functional groups) in the molecule are cyclic aromatic or heterocyclic aromatic ring units, and/or

(E)	mixtures or blends of materials listed in (A) through (D)
with other materials listed in (A) through (D)."

(f)	Section 5.9(j) of the Agreement is hereby amended by adding the following language to the end thereof:

"(xiii)	"2GT" shall mean a long chain synthetic polymer where at least
70 mole percent of the repeat units are ethylene terephthalate units.

(xiv)	"2GT/3GT Stretch Bicomponent Fibers" shall mean side-by-side or eccentric sheath-core 2GT/3GT Bicomponent Fibers, but not concentric sheath/core, islands in the sea, splittable or wedge Fibers.

(xv)	"3G Compositions" shall have the meaning set forth in
Section 5.13(k).

(xvi)	"3G Fibers" shall mean 3GT Fibers or PO3G Fibers.

(xvii)	"3GT" shall have the meaning set forth in Section 5.13(k).

(xviii)	"3GT Fibers" shall mean:

(A)	monocomponent Fibers or Monofilament Products of 3GT,
and

Form 10-Q

Exhibit 10.15

Execution Copy

(B)	Multicomponent Fibers with at least one component of 3GT,
but not 2GT/3GT Stretch Bicomponent Fibers.

(xix)	"3GT Polymer And Copolymer Blends" shall have the meaning set forth in Section 5.13(k).

(xx)	"Advanced Fibers" shall mean product including fibers (including fibers (including monofilament, multifilament, staple and continuous fibers), pulp, fibrid, and Direct Laydown sheets, consisting essentially of:

(A)	any of the Advanced Fibers Polymers, and/or

(B)	polyethylene homopolymers or copolymers with at least
50 mole % ethylene on the basis of 100 mole % in polymer, and having a weight average molecular weight of at least 250,000 with the resulting fibers having a tenacity of at least 12 g/denier.

(xxi)	"Anisotropic" shall mean having properties that differ according to the direction of measurement.

(xxii)	"Aramid Polymer" shall mean Polyamide homopolymers and/or
copolymers, in which more than 65% on a molar basis of the chemical units (between the coupling functional groups) in the molecule are cyclic aromatic or heterocyclic aromatic ring units.

(xxiii)	"Bicomponent Fibers" or "Multicomponent Fibers" shall mean
Fibers made from two or more polymers extruded from the same Spinneret with all polymers contained within the same filament:

(A)	Side-by-Side These fibers contain two (or more) polymer
component phases lying side-by-side.

(B)	Sheath-Core These fibers contain two (or more) components
with one of the components (core) substantially surrounded by the second component (sheath).

(xxiv)	"Bi-Constituent Fibers" or "Multi-Constituent Fibers" shall mean
Bicomponent Fibers or Multicomponent Fibers constituted of two or more polymeric classes, for example an elastomer and a 'hard' polymer. Specifically excluded is any Fiber comprising 3G Composition.

(xxv)	"Direct Laydown" shall mean spinning and collecting individual fibers or plexifilaments directly into a web or sheet without winding filaments on a package or collecting a tow.

Form 10-Q

Exhibit 10.15

Execution Copy

(xxvi)	"DTI Exclusive Nylon Monofilaments" shall mean:

(A)	water-quenched, less than 20 dpf, monofilaments of Nylon,
and

(B)	Hyten® Monofilament (NC).

(xxvii)	"Fiberfill Batt" shall mean a 3-dimensional structure of
manufactured Fibers specially engineered for use as filling material for pillows, mattress pads, comforters, sleeping bags, etc., or as thermal, cushioning, or sound insulation.

(xxviii)	"Fluoropolymer" shall mean any material containing fluorine that can be melt-processed on conventional polymer processing equipment such as extruders and roll mills, and that has a weight average molecular weight of 10,000 or greater, or a melt flow rate of less than 100 according to the relevant ASTM standard, where such a standard exists.

(xxvix)	"Fluoropolymer Fibers" shall mean all Fibers and monofilaments
(air or water quenched) comprising Fluoropolymer where the Fiber or monofilament (air or water quenched) contains more than 5% by weight of fluorine.

(xxx)	"Hydro-Biodegradable Polyester Polymers" shall mean polyesters which incorporate 10 mole percent or greater, on the basis of 100 mole % in polymer, of aliphatic dicarboxylic acids (for example: succinic acid, glutaric acid, and adipic acid), and/or hydroxyacids (for example: lactic acid and glycolic acid).

(xxxi)	"Non-Exclusive Information" shall have the meaning set forth in the Patent and Technical Information Agreement.

(xxxii)	"Non-Woven Fiber-Based Webs And Fabrics" shall mean web or

fabric not constructed by tufting, weaving or knitting and having no microscopic structure attributable to the presence of warp and weft yarns except for supporting or reinforcing scrims, but not including Fiberfill Batts.

(xxxiii)	"PO3G Fibers" shall mean:

(A)	monocomponent Fibers or Monofilament Products of PO3G,
Polymers And/Or Copolymers; or

(B)	Multicomponent Fibers with at least one component of PO3G
Polymers And/Or Copolymers; but not any such Fiber in (A) or (B) that is produced by Solution Spinning.

(xxxiv)	"PO3G Polymers And/Or Copolymers" shall have the meaning set forth in Section 5.13(k).

Form 10-Q

Exhibit 10.15

Execution Copy

(xxxv)	"Polybenzazole" shall mean homopolymers and/or copolymers
(including polybenzimidazoles, polybenzthiazoles, and polybenzoxazoles) containing units derived from (a) dicarboxylic acid monomer and (b) a monomer of the formula:

A		B

Ar

D		C

wherein (i) at least two of groups A, B, C and D are NH2; (ii) each of the other groups, independently, are OH, SH, NH2 or NHR where R is a hydrocarbon with less than 5 carbon atoms; (iii) the aromatic group (Ar) may be a single ring or a multi-ring group and may be heterocyclic or carbocyclic; and (iv) at least 50 mole %, on the basis of 100 mole % in polymer, of the chemical linkages are imidazoles, thiazoles, and/or oxazoles. As a non-limiting example, Polybenzazole includes poly {2,6-diimidzao [4,5-b:4',5'-e] pyridinylene - 1,4-(2,5-dihydroxy) phenilene} (abbreviated as PIPD or M5™ ).

(xxxvi)	"Polycarbonate Polyols" shall mean (substantially difunctional)
polymeric glycols containing polycarbonate chains, but not PO3G Polymers And/Or Copolymers.

(xxxvii)	"Polyester Polyols" shall have the meaning set forth in
Section 5.13(k).

(xxxviii)	"Polyether Polyols" shall have the meaning set forth in
Section 5.13(k).

(xxxvix)	"Separation Date" shall mean January 1, 2003

(xl)	"Solution Spinning" shall mean a process of preparing a polymer in a non-aqueous solvent and forming fibers, sheets or other shaped articles, or coatings from a solution of the solvent and a polymer.

(xli)	"Spinneret" shall mean a nozzle or plate provided with fine holes or slits through which a fiber-forming solution or melt is extruded during fiber manufacture."

(g)	Section 5.13(k) of the Agreement is hereby amended by deleting

Section 5.13(k)(ii)(D) in its entirety and replacing it with the following language:

"(D)	"Elastomeric NC Fiber" shall mean Fiber which, free of

diluents, has a break elongation in excess of 100% independent of any crimp and which when stretched to twice its length, held for one minute, and then released, retracts to less than 1.5 times its original length within one minute of being released; provided, however, it shall not include any Fiber made from (i) PO3G Polymers And/Or Copolymers (other than those made by Solution Spinning), (ii) copolyester esters made by DuPont or its Affiliates as of the Closing Date or those substantially similar (in structure and elastomeric performance) to such polymers, (iii) copolyether ester, (iv) any Direct Laydown Non-Woven Fiber-Based Webs And Fabrics, or (v any Fiber in which the core or the sheath is made from 3G Composition.

Form 10-Q

Exhibit 10.15

Execution Copy

(h)	Section 5.13(k) of the Agreement is hereby amended by adding the following language to the end thereof:

"(G)	"Solution Spinning" shall have the meaning set forth in
Section 5.9(j)."

(i)	Section 5.13(m) of the Agreement is hereby amended by adding the following sentence to the end of thereof:

                  "Notwithstanding Buyer's obligations with respect to the cessation of use of the Trademark "DTI" as provided under this Section 5.13, the parties acknowledge that DuPont will be transferring ownership of the domain names "webdti.com" and "dti.net" to Buyer or an Affiliate of Buyer, and that Buyer or its Affiliates may continue to use such domain names for internal purposes only and shall not use such domain names publicly."

(j)	Section 5.13 of the Agreement is hereby amended by replacing all references throughout Section 5.13 to a "Subsidiary" or "Subsidiaries" of Buyer with references to an "Affiliate" or "Affiliates", respectively, of Buyer.

SECTION 1.5	Intellectual Property. Section 1.1 of the Agreement is hereby amended by deleting the definition of "DuPont Engineering and Process Standards" in its entirety and replacing it with the following language:

""DuPont Engineering and Process Standards" shall mean the DuPont Engineering Guidelines which consist of that library of "how-to" guides for designing, constructing, maintaining and operating facilities and in the case of the process standards, those mathematical models and calculations comprising the DuPont ChemE Models™ , and the Guide or Project Implementation (GPI)".

SECTION 1.6	DTI Commission and Service Agreements and Non-Compete

Obligations.

(a)	Section 5.9(a) of the Agreement is hereby amended by adding the following sentence after the last sentence thereof:

"Notwithstanding the foregoing, nothing in this Section 5.9(a) shall restrict or prevent DuPont from performing any of its obligations under the agreements set forth on Schedule 5.9(a)."

(b)	The Agreement is hereby amended by adding Schedule 5.9(a), which is attached as Annex 1 hereto.

SECTION 1.7	Assignment and Assumption of IT Agreements. The form of

Assignment and Assumption of IT Agreements (Switzerland) and form of Assignment and Assumption of IT Agreements (U.S.) which are attached as part of Exhibit C to the Agreement are hereby deleted and shall be deemed to be replaced by the Assignment and Assumption of IT Agreement (US), Assignment and Assumption of IT Agreement (Switzerland), Assignment and Assumption of IT Agreement (Singapore), and Assignment and Assumption of IT Agreement (Argentina), that the parties execute at or prior to the Closing.

Form 10-Q

Exhibit 10.15

Execution Copy

SECTION 1.8	Copyright Agreement. The form of Copyright Agreement which

is attached as Exhibit F to the Agreement is hereby deleted and shall be deemed to be replaced by the Copyright Agreement that the parties execute at or prior to the Closing.

SECTION 1.9	Patent and Technical Information Agreement. The form of

Patent and Technical Information Agreement which is attached as Exhibit K to the Agreement is hereby deleted and shall be deemed to be replaced by the Patent and Technical Information Agreement that the parties execute at or prior to the Closing.

SECTION 1.10	Trademark Agreements. The form of Trademark Agreements

which are attached as Exhibit N to the Agreement are hereby deleted an shall be deemed to be replaced by the Trademark Agreements that the parties execute at or prior to the Closing.

SECTION 1.11	Supply Agreements. The forms of Supply Agreements which

are attached as Exhibit M to the Agreement are hereby deleted and shall be deemed to be replaced by the Supply Agreements that the parties execute at or prior to Closing.

SECTION 1.12	Schedule 1(e) - Baseline Environmental Conditions.

Schedule 1(e) to the Agreement is hereby amended as set forth on Annex 7 hereto.

SECTION 1.13	Schedule 1(f)-C - Category C Properties. Schedule 1(f)-C to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(f)-C as set forth on Annex 8 hereto.

SECTION 1.14	Schedule 1(p) - DuPont Mark Contracts. Schedule 1(p) to the

Agreement is hereby amended as set forth n Annex 9 hereto.

SECTION 1.15	Schedule 1(u) - Excluded Assets. Schedule 1(u) to the

Agreement is hereby amended asset forth on Annex 10 hereto.

SECTION 1.16	Schedule 1(y) - Global Asset Sellers. Schedule 1(y) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(y) as set forth on Annex 12 hereto.

SECTION 1.17	Schedule 1(z) - Global Company Sellers. Schedule 1(z) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(z) as set forth on Annex 13 hereto.

SECTION 1.18	Schedule 1(dd) - Joint Venture Provision Contracts.

Schedule 1(dd) to the Agreement is hereby amended as set forth on Annex 14 hereto.

SECTION 1.19	Schedule 1(kk) - Local Asset Transfer Agreements. Exhibit A to

Schedule 1(kk) to the Agreement is hereby amended by deleting such Exhibit in its entirety and replacing it with Exhibit A to Schedule 1(kk) as set forth on Annex 15 hereto.

SECTION 1.20	Schedule 1(ll) - Additional Local Asset Transfer Agreements.

Schedule 1(ll) to the Agreement is hereby amended by deleting such Schedule (other than Exhibit A thereto) and replacing such Schedule with Schedule 1(ll) as set forth on Annex 16 hereto.

Form 10-Q

Exhibit 10.15

Execution Copy

SECTION 1.21	Schedule 1(ccc) - Shared Facilities. Schedule 1(ccc) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(ccc) as set forth on Annex 17 hereto.

SECTION 1.22	Schedule 1(ddd) - Qualified Shares. Schedule 1(ddd) to the

Agreement is hereby amended as set forth on Annex 18 hereto.

SECTION 1.23	Schedule 1(fff) - Supply Agreements. Schedule 1(fff) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(fff) as set forth on Annex 19 hereto.

SECTION 1.24	Schedule 1(ggg) - Transferred DuPont Mark Contracts.

Schedule 1(ggg) to the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 1(ggg) as set forth on Annex 20 hereto.

SECTION 1.25	Schedule 1(hhh) - Transferred Intellectual Property Contracts.

Schedule 1(hhh) to the Agreement is hereby amended as set forth on Annex 21 hereto.

SECTION 1.26	Schedule 2.3(b)(ix) - Amendments to Local Asset Transfer

Agreements. Exhibit B to Schedule 2.3(b)(ix) to the Agreement is hereby amended by adding the items set forth on Annex 22 hereto to the end thereof.

SECTION 1.27	Schedule 3.3(a) - DTI Companies. Schedule 3.3(a) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 3.3(a) as set forth on Annex 23 hereto.

SECTION 1.28	Schedule 3.8(a) - Pending Litigation. Schedule 3.8(a) to the

Agreement is hereby amended as set forth on Annex 25 hereto.

SECTION 1.29	Schedule 3.9(d) - Tax Jurisdictions. Schedule 3.9(d) to the

Agreement is hereby amended as set forth on Annex 26 hereto.

SECTION 1.30	Schedule 3.12(b)(iii) - Third Party Landlord Leased Real Property

and Leases. Schedule 3.12(b)(iii) to the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with as Schedule 3.12(b)(iii) set forth on Annex 27 hereto.

SECTION 1.31	Schedule 3.12(b)(iv) - Third Party Tenant Leased Real Property

and Leases. Schedule 3.12(b)(iv) to the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with as Schedule 3.12(b)(iv) set forth on Annex 28 hereto.

SECTION 1.32	Schedule 5.5(c) - Bank Accounts. Schedule 5.5(c) to the

Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 5.5(c) as set forth on Annex 34 hereto.

SECTION 1.33	Schedule 5.6(a) - Surviving Intercompany Agreements.

Schedule 5.6(a) to the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 5.6(a) set forth on Annex 35.

Form 10-Q

Exhibit 10.15

Execution Copy

SECTION 1.34	Schedule 5.13(d)(ii) - Notice Letters. Schedule 5.13(d)(ii) to the

Agreement is hereby amended by adding the forms of notice letter set forth on Annex 36 hereto.

SECTION 1.35	Schedule 5.13(e)(i) - Retained DTI Mark Contracts. Exhibit A

to Schedule 5.13(e)(i) to the Agreement is hereby amended by deleting such Exhibit in its entirety and replacing it with Exhibit A to Schedule 5.13(e)(i) as set forth on Annex 37 hereto.

SECTION 1.36	Schedule 5.25(c)(i) - Excluded Shared Contracts. Exhibit B to

Schedule 5.25(c)(i) to the Agreement is hereby amended by deleting such Exhibit in its entirety and replacing it with Exhibit B to Schedule 5.25(c)( i) as set forth on Annex 39 hereto.

SECTION 1.37	Schedule 5.25(c)(ii) - Mirrored Shared Contracts.

Schedule 5.25(c)(ii) to the Agreement is hereby amended as set forth on Annex 40 hereto.

SECTION 1.38	Schedule 5.35(b) - Foreign Jurisdictions for Opinions.

Schedule 5.35(b) to the Agreement is hereby amended as set forth on Annex 41 hereto.

SECTION 1.39	Schedule 5.42(k)(ii) - DTI Company Names.

Schedule 5.42(k)(ii) to the Agreement is hereby amended by deleting such Schedule in its entirety and replacing it with Schedule 5.42(k)(ii) as set forth on Annex 42 hereto.

SECTION 1.40	Guarantee.

(a)	Section 5.42 of the Agreement is hereby amended to include the following as new subsection (y):

"(y) At or prior to the Closing, Buyer and DuPont shall enter into the Form of Guarantee Agreement (the "Guarantee") attached hereto as Exhibit 5.42(y)."

(b)	The Agreement is hereby amended to add a new Schedule 5.42(y) as set forth on Annex 43 hereto.

SECTION 1.41	Related Agreements.

(a)	The definition of "Buyer Subs" set forth in Section 1.1 of the Agreement is hereby amended by deleting such definition in its entirety and replacing it with the following language:

"Buyer Subs" shall mean (i) the Wholly Owned Subsidiaries of Buyer who, subject to Section 6.10(f), are designated by Buyer to be parties to, or are purchasing DTI Assets under, this Agreement or the Local Purchase Agreements and (ii) with respect to provisions of this Agreement that relate, in whole or in part, to the Related Agreements, the Affiliates of Buyer who are parties to the Related Agreements.

(b)	Sections 2.3(c)(iv) of the Agreement is hereby amended by adding the following language at the beginning thereof:

"Except as otherwise provided in Section 5.10,"

Form 10-Q

Exhibit 10.15

Execution Copy

(c)	Section 5.10 of the Agreement is hereby amended by adding the following language after the reference to "Contract Manufacturing Agreement, immediately following the Closing" contained therein:

"or, in the case of the Instrument of Novation, Joinder and Release that is attached as Exhibit A to the Novation Agreement (the "Instrument of Novation, Joinder and Release"), immediately upon the completion of the Buyer Reorganization"

(d)	Schedule 1(xx) to the Agreement is hereby amended by adding to the end thereof the language set forth on Annex 44 hereto.

SECTION 1.42	Letter of Credit. Section 5.27(h) of the Agreement is hereby amended by adding the following sentence immediately prior to the last sentence thereof:

"In the event that the amount outstanding under a letter of credit is required to be adjusted pursuant to the proviso to the first sentence of this Section 5.27(h), DuPont and Buyer shall each request in writing, in accordance with the terms of such letter of credit, that the issuer thereof issue an amended or new letter of credit reflecting such adjustment."

SECTION 1.43	Indemnification. Section 8.4(b) of the Agreement is hereby

amended by adding the following language immediately after the reference to "(C) any violations, or alleged violations, of federal or state securities laws in connection with the financing contemplated by Sections 4.4 or 5.35 (and any such exchange offer)" in clause (iv) of the first sentence thereof:

"or any claim or determination that such financing, or any aspect thereof, constituted a fraudulent conveyance under applicable federal or state law"

SECTION 1.44	Real Property. Section 5.42 of the Agreement is hereby amended by adding the following language as new clause (z) thereto:

"(z)        In furtherance of the provisions of Section 5.4 and 5.8 of the Purchase Agreement, each of DuPont and Buyer shall use reasonable commercial efforts and cooperate in connection with (i) the determination of the internal boundaries of the Real Property located in Camacari, Brazil and (ii) the obtaining of all required third party consents to the legal separation of the Real Property located in Pulau Sakra, Singapore (either pursuant to (A) the obtaining of a separate right of occupancy from the fee owner pursuant to which such fee owner shall directly demise the portion of the site which is not used in the DTI Business to DuPont or one of its Retained Subsidiaries or (B) the obtaining of one (1) lease demising the entire site to Buyer, a Buyer Sub or a DTI Company and the execution and delivery of a sublease substantially in the form of Exhibit B-2 to the Purchase Agreement, pursuant to which sublease Buyer, a Buyer Sub or a DTI Company shall sublease the portion of the site which is not used in the DTI Business to DuPont or one of its Retained Subsidiaries). In addition, DuPont shall, subject to obtaining any required third party consents (in which case Section 5.8 shall apply), obtain a severance and deed for the Real Property located in Paulinia, Brazil in connection with the transfer of record title to such Real Property to Buyer, a Buyer Sub or a DTI Company."

Form 10-Q

Exhibit 10.15

Execution Copy

SECTION 1.45	Reference Adjusted Net Assets & Closing Balance Sheet.

(a)	The definition of Reference Adjusted Net Assets set forth in Section 1.1 of the

Agreement is hereby amended by deleting such definition in its entirety and replacing it with the following language:

"Reference Adjusted Net Assets" shall mean $1,240 million."

(b)	Schedule 1(g) of the Agreement is hereby amended by adding to the end thereof the language set forth on Annex 45 hereto.

(c)	Schedule 1(b) of the Agreement is hereby amended by adding to the end thereof the language set forth on Annex 46 hereto.

(d)	Prior to the date of this Amendment, DuPont delivered to Buyer the written certificate provided for in Section 2.4(a)(iii) of the Agreement. Since such date, the parties have engaged in discussions with respect thereto. As a result of such discussions, the parties have agreed that for purposes of the Agreement, including Section 2.5 thereof, the Estimated Adjusted Net Assets shall equal $1,275 million.

SECTION 1.46	DTPL Proceeds. Section 5.42 of the Agreement is hereby

amended to include the following as new subsection (aa):

"(aa)        With respect to DuPont's pro rata portion of the approximately $38 million of Cash ("DTPL Proceeds") in DTPL immediately prior to Closing, in the event that (i) DuPont determines to transfer the Joint Venture Interests in DTPL to Buyer or a Buyer Sub, DuPont shall have the right, prior to such transfer, to cause to be transferred to it or to its designee the DTPL Proceeds; provided that, at the time of the transfer of such Joint Venture Interests to Buyer (and after giving effect to the distribution or transfer of the DTPL Proceeds), DTPL has sufficient Cash to satisfy any Liabilities then reflected on the statutory books of DTPL; provided, further, that if DuPont and Toray have agreed to transfer the DTPL Proceeds to DuPont or its designee, then, notwithstanding anything else in the Agreement (including Section 5.27(k) of the Agreement), DuPont may delay the transfer of the Joint Venture Interests in DTPL (upon written notice to Buyer) for a reasonable period of time (not to exceed ninety (90) days from the date of the applicable notice, provided such notice must be given within nine months of Closing) to complete such transfer of the DTPL Proceeds to DuPont or its designee prior to the transfer of such Joint Venture Interests to Buyer or a Buyer Sub, or (ii) DuPont and Toray determine to effect the transactions described in Section 5.42(u)(A) of the Agreement, upon the completion of such transfers, DuPont shall, as contemplated by Section 5.42(u) of the Agreement, retain all of its interest in DTPL, including the DTPL Proceeds, and, for the avoidance of doubt, the DTPL proceeds shall be deemed an Excluded Asset for all purposes of the Agreement.

Form 10-Q

Exhibit 10.15

Execution Copy

SECTION 1.47	Berazategui Employees. Section 5.42 of the Agreement is

hereby amended to include the following as new subsection (bb):

"(bb)        Upon the Closing, Buyer or the applicable Buyer Sub shall offer employment, commencing on the Closing Date, to all of the employees at the Berazategui site and all such employees shall be DTI Transferred Employees; it being understood that Buyer shall be liable for any costs and expenses, if any, related to severance or termination of such employees on or following the Closing Date and such costs and expenses shall be deemed Assumed Liabilities for all purposes of the Agreement; provided, that the foregoing does not apply to pre-2004 earned, accrued and unused vacation."

SECTION 1.48	DDC LAB. Section 5.42 of the Agreement is hereby amended

to include the following as new subsection (cc):

"(cc)        The parties agree that, notwithstanding the occurrence of the Closing, DuPont shall not convey, assign or transfer its equity interests in DDC LAB, LTD. ("DDC") to Buyer or any Buyer Sub, or take any action that would initiate any right of first refusal process, for a reasonable period of time (not to exceed 45 days) so that Buyer may agree with DDC to terminate any current relationship or obligations among DDC and the DTI Business (including any contractual arrangements related thereto); provided, that, except as expressly set forth in the preceding sentence, none of the foregoing shall relieve the Buyer or any Buyer Sub from any of its obligations under the Agreement, or relieve the Sellers of any obligation to retain and indemnify the Buyer Indemnified Parties for any Retained DTI Actions related to DDC. DuPont and Buyer agree that, for the purposes of any right of first refusal in respect of DuPont's equity interest in DDC, the value of such interests shall be $200,000."

SECTION 1.49	IT Asset. The parties agree that the Buyer has requested that

DuPont purchase any IT Assets underlying the Synthetic Lease Agreement with BLC for up to $4 million pursuant to Section 1.8 of the Amendment No. 2 to the Purchase Agreement, dated as of April 7, 2004 for the purpose of transferring such assets to Buyer and that the liability associated with such purchase shall be excluded from the Estimated Closing Balance Sheet, Estimated Adjusted Net Assets, Preliminary Closing Balance Sheet, Final Closing Balance Sheet, Preliminary Adjusted Net Asset and Final Adjusted Net Asset calculations.

SECTION 1.50	Mercedes.

(a)	Section 5.42(c) is hereby amended by deleting the text thereof in its entirety and replacing it with the following language:

"Schedule 5.42(c) is incorporated herein by reference as if the same were set forth herein in its entirety."

(b)	Schedule 5.42(c) is hereby amended as set forth on Annex 47.

SECTION 1.51	DTI Books and Records.

(a)	The definition of "DTI Books and Records" in Section 1.1 of the Agreement is

hereby amended by adding the following language at the end thereof:

Form 10-Q

Exhibit 10.15

Execution Copy

"DuPont will provide to Buyer, within four (4) weeks after the Closing, an electronic copy of the Daticon database for Buyer's use. Between the date of Closing and the date on which DuPont delivers the electronic copy of the Daticon database, Buyer will have the same access to the DuPont online Daticon database as Buyer has had prior to Closing. After DuPont delivers the Daticon database, and for a period of six (6) months thereafter, Buyer employees listed on Schedule 1.1(a) shall have a continued right to access the DuPont online Daticon database solely for the purpose of completing agreement assignments and mirroring of Shared Contracts as contemplated by this Agreement. The Daticon database is provided "as is" without any express or implied warranties."

(b)	The Agreement is hereby amended by adding Schedule 1.1(a), which is attached as Annex 48 hereto.

SECTION 1.52	Global Shares. Schedule 2.1(a)(i) shall be amended by deleting such Schedule in its entirety and replacing it with Schedule 2.1(a)(i) set forth in Annex 49 to the end thereof.

ARTICLE II

MISCELLANEOUS

SECTION 2.1	No Further Amendment. Except as otherwise provided herein,

the Agreement shall remain unchanged and in full force and effect.

SECTION 2.2	Effect of Amendment. From and after the execution of this

Amendment by the parties hereto, any reference to "hereof", "herein", "hereunder", "hereby" and "this Agreement" shall be deemed a reference to the Agreement as amended hereby; provided, however, that any reference to the date of the Agreement, the use of the phrase "the date hereof" or "the date of this Agreement" shall in all cases be a reference to November 16, 2003 and not the date of this Amendment.

SECTION 2.3	Miscellaneous. The provisions contained in Sections 9.1, 9.2,

9.6, 9.8, 9.9, 9.11, 9.12, 9.13, 9.14 and 9.15 of the Agreement are incorporated by reference in this Amendment as though they were more fully set forth herein.

Form 10-Q

Exhibit 10.15

Execution Copy

IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.

E. I. DU PONT DE NEMOURS AND COMPANY

By:
Name:
Title:

DTI NYLON SUDAMERICA, SA

By:
Name:
Title:

DUPONT AUSTRALIA PTY. LTD.

By:
Name:
Title:

DUPONT CHEMICAL AND ENERGY OPERATIONS, INC.

By:
Name:
Title:

DUPONT DE NEMOURS FRANCE SAS

By:
Name:
Title:

Form 10-Q

Exhibit 10.15

Execution Copy

DUPONT DO BRASIL, LTDA.

By:
Name:
Title:

DUPONT ENERGY COMPANY, LLC

By:
Name:
Title:

DUPONT FAR EAST, INC.

By:
Name:
Title:

DUPONT DE NEMOURS GROUPE SARL

By:
Name:
Title:

DUPONT GLOBAL OPERATIONS, INC.

By:
Name:
Title:

DUPONT KABUSHIKI KAISHA

By:
Name:
Title:

Form 10-Q

Exhibit 10.15

Execution Copy

DUPONT ORIENT OPERATIONS LIMITED

By:
Name:
Title:

DUPONT POLYESTER EUROPE APS

By:
Name:
Title:

DUPONT TEXTILES & INTERIORS DELAWARE, INC.

By:
Name:
Title:

DUPONT TEXTILES & INTERIORS HOLDINGS, INC.

By:
Name:
Title:

INVISTA, INC.

By:
Name:
Title:

Form 10-Q

Exhibit 10.15

Execution Copy

INVISTA APPAREL & TEXTILE TRADERS, INC.

By:
Name:
Title:

INVISTA ARGENTINA, SA

By:
Name:
Title:

INVISTA (INTERNATIONAL) S.A.

By:
Name:
Title:

DUPONT LIMITED PARTNERSHIP, by its
general partner Hickory Securities LLC

By:
Name:
Title:

KED FIBER LTD.

By:
Name:
Title:

KED FIBER, LLC

By:
Name:
Title:

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Six Months
	Ended
	June 30,	Years Ended December 31,
	2004	2003	2002	2001	2000	1999

Income from continuing operations
before extraordinary item and
cumulative effect of changes In
accounting principles	$1,171	$1,002	$1,841	$4,328(a)	$2,314	$ 219
Provision for (benefit from) income taxes	3	(930)	185	2,467	1,072	1,410
Minority interests in earnings of
consolidated subsidiaries	(4)	71	98	49	61	61
Adjustment for companies accounted
for by the equity method	87	360	45	93	(109)	33
Capitalized interest	(8)	(29)	(45)	(62)	(69)	(107)
Amortization of capitalized interest	16	119(b)	59	61	65	88(b)

	1,265	593	2,183	6,936	3,334	1,704

Fixed charges:
Interest and debt expense -
continuing operations	166	347	359	590	810	535
discontinued operations(c)	-	-	-	-	-	180
Capitalized interest -
continuing operations	8	29	45	62	69	107
discontinued operations(c)	-	-	-	-	-	3
Rental expense representative of
interest factor	45	90	82	78	70	66

	219	466	486	730	949	891

Total adjusted earnings available for
payment of fixed charges	$1,484	$1,059	$2,669	$7,666	$4,283	$2,595

Number of times fixed
charges earned	6.8	2.3	5.5	10.5	4.5	2.9

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2004 of E. I. du Pont de Nemours and Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

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

Date: August 5, 2004

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2004 of E. I. du Pont de Nemours and Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

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

Date: August 5, 2004

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
August 5, 2004

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
August 5, 2004