Form 10-Q
period 2004-09-30
DUPONT E I DE NEMOURS & CO
filed 2004-11-05
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

1,080,234,750 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2004.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Page(s)

Part I Financial Information

Item 1. Consolidated Financial Statements
Consolidated Income Statements	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-27

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
Forward-Looking Statements	28-29
Results of Operations	29-33
Segment Reviews	34-35
Liquidity & Capital Resources	36-38

Item 4. Controls and Procedures	38-39

Part II Other Information

Item 1. Legal Proceedings	39-41
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
Equity Securities	42
Item 6. Exhibits and Reports on Form 8-K	42-43

Signature	44

Exhibit Index	45-47

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Note 1)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net sales	$5,740	$ 6,142	$21,340	$20,519
Other income (Note 2)	287	219	624	543

Total	6,027	6,361	21,964	21,062

Cost of goods sold and other operating charges	4,567	4,995	15,779	15,549
Selling, general and administrative expenses	681	726	2,329	2,277
Amortization of intangible assets	58	61	168	178
Research and development expense	308	340	978	1,012
Interest expense	86	90	252	258
Employee separation costs and asset impairment
charges (Note 3)	-	-	433	-
Separation charges - Textiles & Interiors (Note 4)	102	1,314	630	1,314
Goodwill impairment - Textiles & Interiors	-	291	-	291
Gain on sale of interest by subsidiary - non-operating	-	-	-	(62)

Total	5,802	7,817	20,569	20,817

Income (loss) before income taxes and minority	225	(1,456)	1,395	245
interests
Benefit from income taxes (Note 5)	(117)	(586)	(114)	(187)
Minority interests in earnings of consolidated
subsidiaries	11	3	7	66

Income (loss) before cumulative effect of a change
in accounting principle	331	(873)	1,502	366
Cumulative effect of a change in accounting principle,
net of income taxes (Note 6)	-	-	-	(29)

Net income (loss)	$ 331	$ (873)	$ 1,502	$ 337

Basic earnings (loss) per share of common
stock (Note 7)
Income (loss) before cumulative effect of a change
in accounting principle	$ 0.33	$ (0.88)	$ 1.50	$ 0.36
Cumulative effect of a change in accounting
principle, net of income taxes	-	-	-	(0.03)

Net income (loss)	$ 0.33	$ (0.88)	$ 1.50	$ 0.33

Diluted earnings (loss) per share of common
stock (Note 7)
Income (loss) before cumulative effect of a change
in accounting principle	$ 0.33	$ (0.88)	$ 1.49	$ 0.36
Cumulative effect of a change in accounting
principle, net of income taxes	-	-	-	(0.03)

Net income (loss)	$ 0.33	$ (0.88)	$ 1.49	$ 0.33

Dividends per share of common stock	$ 0.35	$ 0.35	$ 1.05	$ 1.05

See pages 6-27 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Note 1)
(Dollars in millions, except per share)

	September 30,	December 31,
	2004	2003

Assets

Current assets
Cash and cash equivalents	$ 5,839	$ 3,273
Marketable debt securities	66	25
Accounts and notes receivable, net	6,134	4,218
Inventories (Note 8)	4,189	4,107
Prepaid expenses	275	208
Income taxes	1,321	1,141
Assets held for sale (Note 4)	-	5,490

Total current assets	17,824	18,462

Property, plant and equipment, net of accumulated depreciation
(September 30, 2004 - $14,394; December 31, 2003 - $14,257)	10,381	9,892
Goodwill (Note 9)	1,984	1,939
Other intangible assets (Note 9)	3,036	2,986
Investment in affiliates	1,147	1,304
Other assets	2,218	2,456

Total	$36,590	$37,039

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,362	$ 2,412
Short-term borrowings and capital lease obligations (Note 10)	5,122	5,914
Income taxes	155	60
Other accrued liabilities	3,255	2,963
Liabilities held for sale (Note 4)	-	1,694

Total current liabilities	10,894	13,043

Long-term borrowings and capital lease obligations (Note 11)	5,614	4,301

Other liabilities	8,268	8,909

Deferred income taxes	448	508

Total liabilities	25,224	26,761

Minority interests	1,109	497

Commitments and contingent liabilities (Note 12)

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at September 30, 2004 - 1,080,720,088;
December 31, 2003 - 1,084,325,552	324	325
Additional paid-in capital	7,640	7,522
Reinvested earnings	10,374	10,185
Accumulated other comprehensive loss (Notes 13 and 14)	(1,591)	(1,761)
Common stock held in treasury, at cost (Shares: September 30, 2004
and December 31, 2003 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	10,257	9,781

Total	$36,590	$37,039

See pages 6-27 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Note 1)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2004	2003

Operating activities
Net income	$ 1,502	$ 337
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of a change in accounting principle, net of tax (Note 6)	-	29
Depreciation	831	1,036
Amortization of intangible assets	168	178
Separation charges - Textiles & Interiors (Note 4)	630	1,314
Goodwill impairment - Textiles & Interiors	-	291
Other operating activities - net	(53)	260
Change in operating assets and liabilities - net	(2,384)	(3,060)

Cash provided by operating activities	694	385

Investing activities
Purchases of property, plant and equipment	(830)	(1,257)
Investments in affiliates	(54)	(61)
Payments for businesses, net of cash acquired	(101)	(1,427)
Proceeds from sale of assets - Textiles & Interiors, net of cash sold (Note 4)	3,769	-
Proceeds from sales of other assets	44	12
Purchase of beneficial interest in securitized trade receivables	-	(445)
Maturity/repayment of beneficial interest in securitized trade receivables	-	445
Net (increase) decrease in short-term financial instruments	(43)	386
Forward exchange contract settlements	(211)	(464)
Other investing activities - net	77	71

Cash provided by (used for) investing activities	2,651	(2,740)

Financing activities
Dividends paid to stockholders	(1,054)	(1,053)
Net increase in borrowings	442	5,281
Acquisition of treasury stock	(313)	-
Proceeds from exercise of stock options	78	38
Redemption of minority interest structures	-	(2,037)
Other financing activities - net	(86)	(27)

Cash (used for) provided by financing activities	(933)	2,202

Effect of exchange rate changes on cash	79	281

Increase in cash and cash equivalents	$ 2,491	$ 128

Cash and cash equivalents at beginning of period	3,348(a)	3,678

Cash and cash equivalents at end of period	$ 5,839	$ 3,806(a)

(a)	Includes cash classified as held for sale within the Consolidated Balance Sheet (see Note 4).

See pages 6-27 for Notes to Consolidated Financial Statements.

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

Variable Interest Entities (VIEs)

The company has equity affiliates identified as VIEs where DuPont is considered the primary beneficiary. One entity is DuPont Dow Elastomers LLC (DDE). DDE was consolidated as a VIE in April 2004. The company has entered into a series of agreements by which DuPont has obtained complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters, and has also agreed to a disproportionate allocation of DDE's potential liabilities and costs with respect to the investigations and related litigation. Further detail is provided under the heading of "DuPont Dow Elastomers LLC" in Note 12. The other VIEs consolidated as of September 30, 2004 are not significant to the company.

Assets and liabilities of these VIEs as of September 30, 2004, consist of the following:

Current assets	$ 522
Property, plant and equipment	670
Intangible assets	166
Goodwill	18
Other non-current assets	20

Total assets	1,396

Current liabilities	263
Long-term liabilities	209
Non-controlling interest	593

Net assets	$ 331

As of March 31, 2004, the company was the primary beneficiary of an affiliate that provided manufacturing services. The company is no longer the primary beneficiary of this VIE as a result of the sale of substantially all of the net assets of the company's Textiles & Interiors segment (INVISTA) on April 30, 2004 (see Note 4). The company's equity interest in this VIE of $13 remains in place, and is included in Investment in affiliates. The company's maximum exposure to loss as a result of its involvement with this VIE is through its equity investment and its guarantee of certain debt obligations of the entity, which totaled $177 at September 30, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company also has other affiliates that are VIEs in which the company is not currently the primary beneficiary. Future events may require these affiliates to be consolidated if the company becomes the primary beneficiary. The assets and liabilities of these affiliates are immaterial to the financial statements of the company. The company's share of these affiliates' net income (loss) is included in Other income in the Consolidated Income Statements and is not material.

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

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively for all awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of Net income (loss) for the three- and nine-month periods ended September 30, 2004 and 2003, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on Net income (loss) and earnings (loss) per share as if the fair value based method had been applied in each period.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$ 331	$ (873)	$1,502	$ 337

Stock-based employee compensation
expense included in reported
net income (loss), net of related tax effects	12	6	36	23

Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects	(18)	(26)	(60)	(104)

Pro forma net income (loss)	$ 325	$ (893)	$1,478	$ 256

Earnings (loss) per share:
Basic - as reported	$0.33	$(0.88)	$ 1.50	$0.33

Basic - pro forma	$0.32	$(0.90)	$ 1.47	$0.25

Diluted - as reported	$0.33	$(0.88)	$ 1.49	$0.33

Diluted - pro forma	$0.32	$(0.90)	$ 1.46	$0.25

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Royalty income	$ 33	$ 38	$ 100	$ 92
Interest income, net of miscellaneous
interest expense	72(1)	15	122 (1)	55
Equity in earnings (losses) of affiliates	14	(8)	(33)(2)	(16)
Net gains on sales of assets	21	1	28	12
Exchange losses	(21)	(4)	(107)	(64)
Cozaar® /Hyzaar® income	172	161	492	403
Miscellaneous income and expenses - net	(4)	16	22	61

	$287	$219	$ 624	$543

(1)	Includes $35 reversal of accrued interest associated with the favorable settlement of prior year tax audits.
(2)	Includes charge of $150 to establish a reserve associated with the DDE antitrust litigation matters (see Note 12).

Note 3. Employee Separation Costs and Asset Impairment Charges

During the third quarter 2004, there were no changes in estimates related to reserves established for restructuring initiatives recorded in the second quarter 2004 or in prior years. A complete discussion of the prior years' activities is included in the company's Annual Report on Form 10-K for the year ended December 31, 2003, at Note 4, "Restructuring and Asset Impairment Charges."

The company recorded total charges of $433 during the second quarter 2004. These charges include $312 related to cost reduction initiatives taken to align resources and to adjust the company's infrastructure following the sale of INVISTA (see Note 4). The $312 consists of termination payments primarily in North America and Western Europe for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities, which reduced segment earnings as follows: Agriculture & Nutrition - $36; Coatings & Color Technologies - $64; Electronic & Communication Technologies - $42; Performance Materials - $45; Safety & Protection - $29; and Other - $96. Employee terminations will be completed by June 2005. As of September 30, 2004, cash payments related to these terminations were $80, and approximately 2,100 employees have been terminated. All payments are expected to be substantially complete by the end of 2005.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

During the second quarter, the company also recorded a $42 charge to reduce the carrying value of certain European manufacturing assets in the Safety & Protection segment to their estimated fair value. As a result of ongoing competitive pressures and a shift in the company's global sourcing of product during the second quarter 2004, the company determined that expected cash flows were not sufficient to recover the book value of these assets. Fair value of the assets was based on the assets' expected discounted cash flows. In addition, the company also recorded a charge of $29 in the Other segment to write off the net book value of certain patents and purchased technology. Due to changes in the associated manufacturing process and recently executed supply agreements, these abandoned assets were determined to be of no future value to the company.

Account balances and activity for the company's restructuring programs are as follows:

	2004	2002	2001
	Program	Program	Program	Total

Balance - December 31, 2003	$ -	$ 79	$21	$ 100

Charges to income in 2004	312	-	-	312

Employee separation settlements	(80)	(41)	(6)	(127)

Balance - September 30, 2004	$232	$ 38	$15	$ 285

Note 4. Separation Charges - Textiles & Interiors

During the second quarter 2004, the company completed the sale of the majority of the net assets of the Textiles & Interiors segment to subsidiaries of Koch Industries Inc. (Koch) for $3,844. These net assets and related businesses are referred to as INVISTA. Under the terms of the sales agreement, the purchase price is subject to adjustments for finalization of net working capital, transfer of pension assets and obligations, and settlement of income taxes. As of June 30, 2004, the company had recorded a receivable of approximately $87 for additional proceeds related to the finalization of net working capital. Except for the transfer of the company's interest in certain equity affiliates, this transaction was completed on April 30, 2004. The transfer of the equity affiliates will be delayed until the company receives approval from its equity partners. Upon transfer of these equity affiliates, the company expects to realize a gain of approximately $74. If the company's interest in these equity affiliates were not to be transferred, final cash proceeds would be reduced by $168, of which the company received $138 as an advance payment on April 30, 2004.

During the third quarter 2004, the company recorded a charge of $102 as a result of the INVISTA transaction and other separation activities relating to Textiles & Interiors. The INVISTA-related portion of this charge is $61, which includes $23 related to the early termination of a long-term supply contract associated with the shutdown of a manufacturing facility in Spain, and $46 resulting from adjustments to the purchase price related to pension and working capital, partly offset by other changes in estimates of $8.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

As of September 30, 2004, the company's net receivable from Koch is $28. Under the terms of the sales agreement, the purchase price is subject to additional adjustments for finalization of net working capital, transfer of pension assets and obligations, and settlement of income taxes. Koch and the company have not agreed on the final amount of these adjustments and will attempt to resolve any differences. The sales agreement contains a dispute resolution mechanism, which will be used by the parties if necessary.

The company also has plans underway to sell the remaining assets of the Textiles & Interiors segment not purchased by Koch. As part of the company's plans to sell these assets, third quarter 2004 also includes a $41 impairment charge to write down the company's investment in an equity affiliate to fair market value. Fair market value was based on a definitive sales agreement reached with the company's equity partner on October 8, 2004 for $108.

Year-to-date 2004 includes additional INVISTA-related charges of $528, consisting of $183 due primarily to an increase in the book value of the net assets sold and additional separation charges and $345 related to an agreed upon reduction in sales price and other changes in estimates associated with the sale.

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

Note 5. Benefit from Income Taxes

During the third quarter 2004, the company recognized net tax benefits of $165 primarily related to agreement on certain prior year audit issues previously reserved. Year-to-date 2004 includes an additional tax benefit of $137 associated with recording an increase in the deferred tax assets of two European subsidiaries for their tax basis investment losses recognized on local tax returns, and $323 in other tax benefits associated with the separation of INVISTA.

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

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide in the Coatings & Color Technologies segment. The carrying amount of asset retirement obligations recorded by the company was $57 at September 30, 2004 and $62 at December 31, 2003.

Note 7. Earnings (Loss) Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Numerator:
Income (loss) before cumulative effect
of a change in accounting principle	$331.0	$(873.0)	$1,502.0	$366.0

Preferred dividends	(2.5)	(2.5)	(7.5)	(7.5)

Income (loss) available to common
stockholders before cumulative effect
of a change in accounting principle	$328.5	$(875.5)	$1,494.5	$358.5
Cumulative effect of a change in
accounting principle	-	-	-	(29.0)

Net income (loss) available to common
stockholders	$328.5	$(875.5)	$1,494.5	$329.5

Denominator:
Weighted-average number of common
shares - Basic	997,128,284	997,028,781	998,970,044	996,470,591
Dilutive effect of the company's
employee compensation plans	4,110,095	-*	4,494,330	3,275,152

Weighted-average number of common
shares - Diluted	1,001,238,379	997,028,781	1,003,464,374	999,745,743
*	Not applicable as the company reported a loss before cumulative effect of a change in accounting principle.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Average Stock Options	70,813,768	101,467,114	56,892,460	68,340,474

Note 8. Inventories

	September 30,	December 31,
	2004	2003

Finished products	$2,807	$2,401
Semifinished products	986	1,241
Raw materials and supplies	760	767

	4,553	4,409

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(364)	(302)

	$4,189	$4,107

Note 9. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended September 30, 2004 are summarized in the table below.

		Goodwill
	Balance as of	Adjustments	Balance as of
	December 31,	and	September 30,
Segment	2003	Acquisitions*	2004

Agriculture & Nutrition	$ 593	$ 18	$ 611
Coatings & Color Technologies	806	13	819
Electronic & Communication Technologies	178	(10)	168
Performance Materials	220	4	224
Safety & Protection	126	22	148
Other	16	(2)	14

Total	$1,939	$ 45	$1,984

*

Includes purchase accounting refinements related to the acquisition of the remaining interest in Griffin LLC in December 2003, the acquisition of Verdia, Inc. in July 2004, the purchase of a controlling interest in a joint venture previously reported as an equity affiliate, the contribution of a business to a joint venture, the consolidation of VIEs, and other acquisitions and divestitures.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	September 30, 2004
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):*
Purchased technology	$2,180	$ (997)	$1,183
Patents	167	(27)	140
Trademarks	196	(19)	177
Other	540	(162)	378

	3,083	(1,205)	1,878

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,241	$(1,205)	$3,036

*	Includes consolidation of DDE as a VIE (see Note 1).
	December 31, 2003
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,097	$ (856)	$1,241
Patents	150	(30)	120
Trademarks	74	(11)	63
Other	540	(136)	404

	2,861	(1,033)	1,828

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,019	$(1,033)	$2,986

The aggregate amortization expense for definite-lived intangible assets was $58 and $168 for the three- and nine-month periods ended September 30, 2004, respectively. The estimated aggregate pretax amortization expense for 2004 and each of the next five years is approximately $225, $220, $215, $185, $165, and $140.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Short-Term Borrowings and Capital Lease Obligations

	September 30,	December 31,
	2004	2003

Commercial paper	$3,848	$4,422
Other loans - various companies	191	201
Medium-term notes payable within one year	117	1,262
Long-term notes payable within one year	937	-
Industrial development bonds payable on demand	26	26
Capital lease obligations	3	3

	$5,122	$5,914

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

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $5,100 and $6,000 at September 30, 2004 and December 31, 2003, respectively. The change in estimated fair value from year-end is due to a decrease in short-term debt related to the use of proceeds from the April 30, 2004 debt offering and the sale of INVISTA.

The weighted-average interest rate on short-term borrowings outstanding at September 30, 2004 and December 31, 2003 was 2.5 percent and 2.0 percent, respectively.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 11. Long-Term Borrowings and Capital Lease Obligations

	September 30,	December 31,
	2004	2003

U.S. dollar:
Industrial development bonds due 2007-2029	$ 308	$ 309
Medium-term notes due 2004-2048(1)	614(2)	611
6.75% notes due 2004(3)	937(2)	946(2)
8.13% notes due 2004(3)	-	316(2)
8.25% notes due 2006(3)	207	213
6.75% notes due 2007(3)	488	487
3.375% notes due 2007(3)	401	401
5.75% notes due 2009	202	200
5.88% notes due 2009(3)	437	442
6.88% notes due 2009(3)	886	883
4.125% notes due 2010(3)	909	-
4.75% notes due 2012	400	400
4.875% notes due 2014(3)	512	-
6.50% debentures due 2028	298	298
Other loans (various currencies) due 2005-2009	39	17
Capital lease obligations	30	40

	$6,668	$5,563
Less short-term portion of long-term debt	1,054	1,262

Total	$5,614	$4,301

(1)	Average interest rates at September 30, 2004 and December 31, 2003, were 3.9 percent and 3.6 percent, respectively.
(2)	Includes long-term debt due within one year.
(3)

The company has outstanding interest rate swap agreements with notional amounts totaling $3,400 at September 30, 2004 and $2,310 at December 31, 2003. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. The fair value of the swaps at September 30, 2004 and December 31, 2003 was $85 and $76, respectively.

Average interest rates on industrial development bonds were 3.2 percent and 5.8 percent for September 30, 2004 and December 31, 2003, respectively. The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities was $5,900 and $4,700 at September 30, 2004 and December 31, 2003, respectively. The change in estimated fair value in 2004 was primarily due to an increase in long-term debt related to the April 30, 2004 debt offering (see Note 10).

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 12. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of September 30, 2004 is $15. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2003 through September 30, 2004:

Balance - December 31, 2003	$ 22
Settlements (cash and in-kind)	(15)
Aggregate changes - issued 2004	8

Balance - September 30, 2004	$ 15

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments related to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of September 30, 2004 and December 31, 2003 is $102 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The fair value of these obligations was estimated to be $75 at closing. This amount is included in the indemnifications balance of $102 at September 30, 2004. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand-alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At September 30, 2004, the company had directly guaranteed $770 of such obligations, plus $215 relating to guarantees of certain obligations and liabilities of Conoco, Inc. ("Conoco") and $39 related to guarantees of certain obligations and liabilities related to INVISTA, both discussed below. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The fair value of guarantees, related to obligations for equity affiliates and others, that have been issued or modified since the company's adoption of FASB Interpretation No. 45 on January 1, 2003 was not material.

Of the $770 directly guaranteed obligations, $95 is for short-term (less than one year) bank loans related to customers and suppliers, $42 is for long-term (1-7 years) bank loans related to customers and suppliers, $277 is for short-term (less than one year) bank borrowings related to equity affiliates, $217 is for long-term (1-11 years) bank borrowings related to equity affiliates, $103 is for historical obligations of a previously divested subsidiary (term 6 years), $27 is for revenue bonds (4-11 years) related to customers, suppliers and equity affiliates, and $9 is for leases on equipment and facilities for external customers and equity affiliates. Existing guarantees for customers and suppliers arose as part of contractual agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. The company would be required to perform on these guarantees in the event of default by the guaranteed party. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from specific customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 50 percent of the $142 of guaranteed obligations of customers and suppliers. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2004, the liabilities recorded for these obligations were not material.

The company has historically guaranteed certain obligations and liabilities of Conoco, its subsidiaries and affiliates, which totaled $215 as of September 30, 2004. Conoco has indemnified the company for any liabilities the company may incur pursuant to these guarantees. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2004, the company had no liabilities recorded for these obligations.

The company has also guaranteed certain obligations and liabilities of $39 related to INVISTA entities sold to Koch as of April 30, 2004. Koch has indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At September 30, 2004, the company had no liabilities recorded for these obligations.

Residual Value Guarantees

As of September 30, 2004 the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $109 at September 30, 2004. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

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

	Status of Cases
	September 30,	June 30,	March 31,	December 31,
	2004	2004	2004	2003

Filed	-	-	1	3
Resolved	-	3	-	11
Pending	94	94	97	96

Twenty-one of the 94 cases pending against the company at September 30, 2004, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Four of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate®  OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in August 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. On May 26, 2004, the Third District Court of Appeal in Miami upheld dismissal of the racketeering verdict, reversed the $26 judgment, and sent the case back to the lower court for a new trial. Plaintiffs are seeking review by the Florida Supreme Court. The company has concluded that it is not probable that the adverse judgment entered at the trial level will ultimately be upheld; therefore, it has not established a reserve for this matter. A case tried in state court in Florida in 2001 involving alleged damage to orchids resulted in a jury verdict in favor of DuPont. In November 2003, the intermediate appellate court reversed the case and ordered a new trial. DuPont has moved for rehearing of that decision. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 41 reopener cases, the Florida federal court dismissed the 19 cases pending before it in July 2004; plaintiffs have appealed. Five additional federal cases were dismissed voluntarily and are pending court approval. Eleven of the remaining reopener cases are in various stages of development in trial and appellate courts in Florida. In February 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The remaining case is pending in state court in Hawaii.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In the four cases involving allegations that Benlate® caused birth defects to children exposed in utero, the federal court in West Virginia dismissed the case pending before it on the grounds of insufficient scientific support for causation. In January 2004, the Fourth Circuit Court of Appeals affirmed the dismissal. In October 2004, the U.S. Supreme Court has refused to review the case and it is now concluded. The remaining three cases are pending in Delaware. In one of these cases, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. The case is expected to be set for trial in the second quarter 2005. The remaining two cases will be scheduled for trial after the conclusion of the trial in the first case.

The 28 cases involving damage to shrimp are pending against the company in state court in Broward County, Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate®  OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate®  OD. One case was tried in the fall of 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The company appealed the judgments in both cases. In September 2003, the intermediate appellate court reversed the adverse verdict against DuPont in the first case and the plaintiffs sought review of this ruling by the Florida Supreme Court. In February 2004, the Florida Supreme Court declined to review the matter. The company has sought entry of judgment in its favor from the trial court. In March 2004, the intermediate appellate court reversed the verdict in the second case and ordered judgment entered for DuPont. The plaintiffs are expected to seek review by the Florida Supreme Court. An accrual has not been established for either case because the company has concluded that it is not probable that the adverse judgments at the trial level ultimately will be upheld. The 26 untried cases are on hold pending the resolution of the appeal of the case tried early in 2001.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of September 30, 2004, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $250 of its costs and expenses through insurance. In December 2004, DuPont expects to receive additional insurance proceeds of $20 related to the settled allegations of securities fraud. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

On April 14, 2003, the EPA issued a preliminary risk assessment on PFOA. It indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. However, the EPA has said that it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. In addition, the EPA invited interested parties to participate in publicly negotiated agreements known as enforceable consent agreements, or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring. The result of the process that the EPA has put in place will be a refined risk assessment, including comments and recommendations by the agency's Science Advisory Board, and a determination as to what, if any, regulations are appropriate regarding PFOA.

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

In early July 2004, the EPA filed an administrative complaint against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Tort Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The allegations relate to information about PFOA for a period beginning in June 1981 through March 2001. The complaint references the penalty provisions under the two federal laws, but it does not seek a specific penalty against DuPont at this time. The EPA's allegations are about administrative reporting and not about the safety of products that use PFOA in their manufacturing process. Furthermore, the company believes that it has complied with such reporting requirements and intends to vigorously defend its position. DuPont has filed a formal denial to the Agency's complaint.

A class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The lawsuit alleges that the class has or may suffer deleterious health effects from exposure to PFOA in drinking water and seeks medical monitoring. In addition, the class seeks diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. The class, which could be as large as fifty thousand individuals, has been defined as anyone who has consumed drinking water containing quantifiable levels (0.05 parts per billion) of PFOA.

DuPont and attorneys for local residents have reached an agreement in principle to settle the lawsuit. The agreement was approved by DuPont on September 8, 2004; the parties issued a joint press release describing the settlement on September 9, 2004. Settlement is subject to approval by the Wood County Circuit Court after public notice and a hearing (as yet unscheduled). The settlement is unrelated to pending EPA enforcement actions filed against the company relating to alleged reporting violations under federal statutes (TSCA and RCRA).

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The settlement calls for initial expenditures valued at $85, plus attorneys' fees and expenses of approximately $23. As part of the initial payment, DuPont has agreed to a cash payment of $70, $20 of which will be used for health and education projects. The company has also offered to make available to six area water districts state-of-the-art water treatment systems (estimated to cost approximately $10) designed to reduce the level of PFOA in the water. The other key component to the settlement is the creation of an independent panel of experts to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. This independent panel will design and conduct a health study in the communities exposed to PFOA. DuPont will fund this study at an estimated cost of $5. As a result, the company has established a reserve of $108 as of September 30, 2004.

The settlement, once approved, would resolve all claims asserted in the lawsuit except for personal injury claims. If the independent panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If the independent panel concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont will also fund a medical monitoring program (capped at $235) to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement.

DuPont Dow Elastomers LLC

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible criminal antitrust violations, which may include price fixing. DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture between DuPont and The Dow Chemical Company (Dow), has been subpoenaed in connection with the investigations. Related civil litigation has been filed against DDE and others, including DuPont.

DuPont and Dow concluded that it is in the best interest of all parties involved to consolidate control over directing DDE's response to these investigations and the related litigation. Consequently, in April 2004, DuPont and Dow entered into a series of agreements that are described below. As a result of these agreements, DuPont has obtained complete control over directing DDE's response to these investigations and the related litigation.

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

In addition, DuPont and Dow have entered into definitive agreements that give Dow the option to acquire certain assets relating to ethylene and chlorinated elastomers from DDE in a non-cash equity redemption. If Dow elects to exercise its option, then DuPont will purchase Dow's remaining equity interest, if any, in DDE immediately after Dow acquires the assets from DDE. As a result, DDE would become a wholly owned subsidiary of DuPont. The purchase price for each of these transactions will be determined at a later date based on fair market values subject to an agreed collar. Dow has until December 31, 2004 to exercise its option, but the parties have agreed that the closing of these transactions will not occur prior to June 30, 2005, should Dow exercise its option.

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

Automotive Refinishes

Class actions were filed against DuPont and four other manufacturers of automotive refinishes in 2001 for civil damages arising out of an alleged conspiracy to fix prices. The majority of these lawsuits were consolidated in the federal district court of Philadelphia, Pennsylvania. DuPont settled these lawsuits for $36 earlier this year. DuPont will continue to vigorously defend nine related cases pending in a California state court. No reserve has been established for these nine cases because the company does not believe it is probable that a liability has been incurred.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. At September 30, 2004, the company's Consolidated Balance Sheet

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

includes a liability of $374 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at September 30, 2004.

Note 13. Comprehensive Income (Loss)

The following sets forth the company's total comprehensive income (loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss)	$331	$(873)	$1,502	$337
Cumulative translation adjustment	6	3	(3)	59
Net revaluation and clearance of
cash flow hedges to earnings	(10)	2	7	(2)
Minimum pension liability adjustment	4	317	161*	317
Net unrealized gains on available
for sale securities	4	3	5	7

Total comprehensive income (loss)	$335	$(548)	$1,672	$718

*

Due to the sale of INVISTA on April 30, 2004, the company was required to calculate its minimum pension liability using plan assets and liabilities as of April 30, 2004. This remeasurement resulted in a $157 reduction to this liability, primarily due to the transfer of benefit obligations and assets to Koch.

Note 14. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 29 to the company's consolidated financial statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2003. During third quarter 2004, no hedge ineffectiveness was reported in earnings. During the nine-month period ended September 30, 2004, hedge ineffectiveness of $1 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The table below summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$ 15	$(6)	$ 9	$(13)	$ 5	$(8)
Additions and revaluations of derivatives
designated as cash flow hedges	(19)	7	(12)	12	(5)	7
Clearance of hedge results to earnings	3	(1)	2	-	-	-

Ending balance	$ (1)	$ -	$ (1)	$ (1)	$ -	$(1)

Portion of ending balance expected to be
reclassified into earnings over the next
twelve months	$ (1)	$ -	$ (1)	$ (1)	$ -	$(1)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 15. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$ 88	$ 85	$ 266	$ 255
Interest cost	303	308	908	921
Expected return on plan assets	(333)	(347)	(1,013)	(1,037)
Amortization of transition asset	(1)	(2)	(5)	(6)
Amortization of unrecognized loss	75	57	229	170
Amortization of prior service cost	9	13	33	38
Curtailment/settlement loss*	-	77	447	77

Net periodic benefit cost	$ 141	$ 191	$ 865	$ 418

*	Principally reflects curtailment/settlement losses due to the sale of INVISTA.

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $300 to its pension plans other than the principal U.S. pension plan before the consolidation of DDE (see Note 1). As of September 30, 2004, contributions of $377, including $36 for DDE, have been made to these pension plans and the company anticipates additional contributions of $50 by year end. Although no contributions were required to be made to the principal U.S. pension plan trust fund by funding requirements or laws, the company made a tax deductible discretionary contribution of $300 in third quarter 2004. No decision has been made regarding future contributions to this plan.

The following sets forth the components of the company's net periodic cost (credit) for other benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$ 8	$ 11	$ 27	$ 34
Interest cost	67	86	200	257
Amortization of unrecognized loss	16	17	41	51
Amortization of prior service cost	(33)	(38)	(124)	(115)
Curtailment loss (gain)	-	1	(436)*	1

Net periodic benefit cost (credit)	$ 58	$ 77	$(292)	$ 228

*	Reflects a curtailment gain due to the sale of INVISTA.

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to make payments of approximately $420 to its other postretirement benefit plans in 2004. The company has made benefit payments of $340 related to its plans as of September 30, 2004 and anticipates additional payments of $110 in 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 16. Segment Information
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
CONSOLIDATED SEGMENT INFORMATION(1)	2004	2003	2004	2003

SEGMENT SALES(2)
Agriculture & Nutrition	$ 969	$ 803	$ 5,248	$ 4,479
Coatings & Color Technologies	1,476	1,378	4,453	4,066
Electronic & Communication Technologies	815	728	2,476	2,142
Performance Materials	1,672	1,299	4,894	3,989
Safety & Protection	1,185	999	3,441	3,047
Textiles & Interiors	286	1,744	2,995(3)	5,240
Other	12	4	37	9

Total Segment Sales	6,415	6,955	23,544	22,972

Elimination of Transfers	(75)	(233)	(483)	(706)
Elimination of Equity Affiliate Sales	(600)	(580)	(1,721)	(1,747)

CONSOLIDATED NET SALES	$5,740	$ 6,142	$21,340	$20,519

PRETAX OPERATING INCOME (LOSS) (PTOI)(4)(5)
Agriculture & Nutrition(6)	$ (184)	$ (214)	$ 892	$ 805
Coatings & Color Technologies(7)	179	178	482	533
Electronic & Communication Technologies(8)	34	36	99	117
Performance Materials(9)	160	79	269	332
Pharmaceuticals(10)	173	160	495	401
Safety & Protection(11)	217	180	612	606
Textiles & Interiors(12)	(116)	(1,628)	(479)	(1,598)
Other(13)	(25)	13	(231)	(154)

Total Segment PTOI	438	(1,196)	2,139	1,042

Exchange Gains and Losses(14)	(22)	(11)	(111)	(103)
Corporate Expenses & Interest	(191)	(249)	(633)	(694)

Income Before Income Taxes and Minority
Interests	$ 225	$(1,456)	$ 1,395	$ 245

	September 30,	December 31,
	2004	2003

SIGNIFICANT CHANGES IN SEGMENT NET ASSETS

Textiles & Interiors(15)	$555	$4,923

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION

(1)	Certain reclassifications of segment data have been made to reflect 2004 changes in organizational structure.

(2)	Includes transfers and pro rata share of equity affiliate sales.

(3)	Includes sales of INVISTA through the month of April 2004 (divestiture was completed April 30).

(4)

Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of a change in accounting principle.

(5)

Year-to-date 2004 includes charges of $312 resulting from employee separations in the following segments: Agriculture & Nutrition - $36; Coatings & Color Technologies - $64; Electronic & Communication Technologies - $42; Performance Materials - $45; Safety & Protection - $29; and Other - $96.

(6)	Year-to-date 2003 includes a $62 non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited.

(7)	Year-to-date 2004 includes a charge of $36 to provide for the settlement of litigation in Refinish.

(8)

Third quarter 2004 includes a charge of $63 associated with the proposed settlement of the PFOA class action litigation in West Virginia. Year-to-date 2004 also includes a charge of $45 to establish the PFOA class action reserve and a charge of $27 to reflect a decline in the value of an investment security.

(9)

Year-to-date 2004 includes charges of $23 associated with the shutdown of manufacturing assets at a U.S. facility and $150 to provide for the company's share of anticipated losses associated with DDE antitrust litigation matters.

(10)	Third quarter 2003 includes a $23 benefit resulting from a favorable arbitration ruling.

(11)	Year-to-date 2004 includes a charge of $42 related to the impairment of certain European manufacturing assets.

(12)

Third quarter 2004 includes charges of $61 related to the separation of INVISTA, and $41 related to the write down of the company's investment in an equity affiliate to fair market value. Year-to-date 2004 includes an additional charge of $528, consisting of $183 due primarily to an increase in the book value of net assets sold and additional separation costs, $345 related to an agreed upon reduction in sales price and other changes in estimates associated with the sale.

Third quarter 2003 reflects INVISTA-related impairment charges of $1,236 to write down to estimated fair market value various manufacturing and other intangible assets held for sale, as well as investments in certain joint ventures, and $78 to record pension curtailment losses associated with the anticipated separation. Year-to-date 2003 includes a benefit of $16 from the favorable settlement of arbitration related to the Unifi Alliance.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

FOOTNOTES TO CONSOLIDATED SEGMENT INFORMATION (Cont'd)

(13)	Year-to-date 2004 includes a charge of $29 to write off abandoned technology.

Year-to-date 2003 includes a charge of $78 to provide for settlement of the 1995 Benlate® shareholder litigation case, partly offset by insurance proceeds of $25.

(14)

Year-to-date 2003 includes an exchange gain of $30 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada.

(15)	The change principally reflects the sale of INVISTA to Koch on April 30, 2004.

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

Form 10-Q

    The company has undertaken and may continue to undertake productivity initiatives, including cost reduction programs, organizational restructurings and Six Sigma productivity improvement projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also, there can be no assurance that any estimated cost savings from such activities will be realized.
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

Results of Operations

Net Sales

             Consolidated net sales were $5.7 billion compared to $6.1 billion in third quarter 2003. Net sales benefited from 2 percent higher local prices, 6 percent higher volume, and 2 percent currency benefit. Portfolio changes, principally the INVISTA divestiture, net of the consolidation of DuPont Dow Elastomers and the benefit of small acquisitions, reduced sales by 17 percent. As a result, net sales decreased 7 percent.

             The table below shows third quarter net sales by region and variance analysis versus the prior year:

	Three Months Ended
	September 30,
		Percent	Percent Change Due To
	2004	Change	Local	Currency
	Net Sales	vs. 2003	Price	Effect	Volume	Other*

Worldwide	$5.7	(7)	2	2	6	(17)
U.S.	2.2	(15)	4	-	2	(21)
Europe	1.6	-	2	6	5	(13)
Asia Pacific	1.1	-	2	1	17	(20)
Canada & Latin
America	0.8	(1)	1	1	7	(10)

*	Reflects the impact of the April 30, 2004 sale of INVISTA, additional sales resulting from fully consolidating DDE, and additional sales from acquisitions.

Form 10-Q

             For the nine months ended September 30, 2004, consolidated net sales were $21.3 billion versus $20.5 billion in the prior year, up 4 percent. The increase reflects 6 percent higher sales volumes and 5 percent higher U.S. dollar selling prices. As shown below, portfolio changes, principally the INVISTA divestiture, reduced net sales by 7 percent.

	Nine Months Ended
	September 30,
		Percent	Percent Change Due To
	2004	Change	Local	Currency
	Net Sales	vs. 2003	Price	Effect	Volume	Other*

Worldwide	$21.3	4	1	4	6	(7)
U.S.	9.3	(1)	2	-	5	(8)
Europe	6.2	10	-	11	4	(5)
Asia Pacific	3.6	9	1	4	16	(12)
Canada & Latin
America	2.2	5	-	2	7	(4)

*

Reflects the impact of the April 30, 2004 sale of INVISTA, partly offset by the impact of consolidating DDE beginning in the second quarter 2004. In addition, includes the impact of a number of small acquisitions and the formation of The Solae Company in the second quarter 2003.

Other Income

             Third quarter 2004 Other income totaled $287 million versus $219 million in the prior year, an increase of $68 million or 31 percent. For the nine months ended September 30, 2004, Other income was $624 million as compared to $543 million last year.

             Additional information related to the company's Other income is included in Note 2 to the interim consolidated financial statements.

Cost of Goods Sold and Other Operating Charges

             Cost of goods sold and other operating charges totaled $4,567 million in the third quarter versus $4,995 million in the prior year. As a percent of net sales, third quarter 2004 Cost of goods sold was 79.6 percent versus 81.3 percent in the prior year, a 1.7 percent improvement. The improvement in Cost of goods sold as a percent of net sales is primarily due to higher volumes and the favorable impact of the weaker dollar. Higher selling prices largely offset an increase in raw materials costs.

             For the nine months ended September 30, 2004, Cost of goods sold were $15,779 million versus $15,549 million in the prior period. As a percent of net sales, Cost of goods sold was 74 percent and 76 percent, respectively, a 2 percentage point improvement. This principally reflects favorable currency exchange rate and higher volumes, as well as the impact of the INVISTA divestiture, including the absence of depreciation on substantially all of the Textiles & Interiors segment assets. These favorable elements were partly offset by higher raw material costs and PFOA litigation charges.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses (SG&A) totaled $681 million for the quarter versus $726 million in the prior year, a decrease of 6 percent. The decrease in third quarter 2004 versus the prior year primarily reflects the reduction in costs resulting from the divestiture of INVISTA and the benefit of cost reduction initiatives, partly offset by the impact

Form 10-Q

of currency and the consolidation of DDE. Year-to-date SG&A totaled $2,329 million versus $2,277 million in 2003, an increase of 2 percent. For the nine-month period, the dollar increase is primarily due to the impact of currency and the consolidation of DDE. As a percent of net sales, SG&A was approximately 12 percent for the three-month periods in 2004 and 2003 and 11 percent for the nine month periods in 2004 and 2003.

Research and Development Expense

             Research and development expense (R&D) totaled $308 million for the third quarter of 2004 versus $340 million in the prior year, a decrease of 9 percent primarily due to the sale of INVISTA. Year-to-date R&D was $978 million and $1,012 million in 2004 and 2003, respectively. This is consistent with the company's expectation for R&D to total approximately $1.3 billion for the year. R&D was approximately 5 percent of net sales for the three- and nine-month periods in 2004 and 2003.

Interest Expense

             Interest expense totaled $86 million in the third quarter of 2004 compared to $90 million in the third quarter of 2003, a decrease of 4 percent. For the nine-month periods, interest expense was relatively flat at $252 million and $258 million in 2004 and 2003, respectively. Lower interest rates more than offset increased interest expense associated with higher average debt levels in 2004 compared to 2003.

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

             The cost reduction initiatives related to the second quarter charges are expected to deliver about $225 million in annualized savings. Since the majority of the workforce reductions occurred mid-year 2004, roughly 40 percent of the annualized savings will benefit 2004. These actions do not include other workforce reductions resulting from normal attrition and reductions in contract personnel. Workforce reductions are a key component of the company's previously announced $900 million cost improvement program.

Separation Charges - Textiles & Interiors

             Information related to the company's separation activities is included in Note 4 to the interim consolidated financial statements.

Provision for Income Taxes

             The effective income tax rates (EITR) for the third quarter 2004 and 2003 were (52.2) percent and 40.2 percent, respectively. Year-to-date EITR for 2004 and 2003 were (8.2) percent and (76.3) percent, respectively. The most significant impact on the EITR for both the third quarter and year-to-date were tax benefits recorded on the special items noted in the table on page 33. Third quarter 2004 includes corporate tax benefits primarily related to favorable agreement on certain prior year audit issues for which reserves had previously been

Form 10-Q

established. Year-to-date 2004 also includes additional tax benefits related to an increase in the deferred tax assets in two European subsidiaries for their tax basis investment losses and other tax benefits associated with the separation of INVISTA. The company's 2003 EITR in both the quarter and year-to-date benefited from a greater portion of foreign earnings being generated in jurisdictions with lower tax rates and separation charges related to the planned sale of INVISTA.

Minority Interests in Earnings of Consolidated Subsidiaries

             Minority interests reflects charges of $11 million for third quarter 2004 and $7 million for the nine months ended September 30, 2004 as compared to charges of $3 million and $66 million for the same periods last year. Third quarter and year-to-date 2004 reflects a minority interest adjustment related to accounting for the company's consolidation of DDE as a variable interest entity.

Net Income (Loss)

             Third quarter Net income was $331 million, or $0.33 per share, compared to a net loss of $873 million, or $(0.88) per share, in the third quarter of 2003. The increase in net income principally reflects the absence of significant third quarter 2003 net charges related to the sale of INVISTA, and litigation matters. (See summary of special items in the table below.) Improvements to net income were also derived from higher sales volumes and selling prices, as well as increased earnings from Pharmaceuticals. These benefits were partly offset by higher costs for raw materials.

             Net income for the nine months ended September 30, 2004 was $1,502 million, or $1.49 per share, compared to $337 million, or $0.33 per share for the same period in 2003. The prior year period includes charges related to the separation of Textiles & Interiors totaling $1,039 million after-tax, versus $170 after-tax in the current year. In addition to the significant reduction in Textiles & Interiors-related charges versus prior year, the current year reflects improvements resulting from higher sales volumes and selling prices, currency benefit, increased Pharmaceuticals earnings, and a lower effective income tax rate.

Form 10-Q

			Diluted
	Pretax	After-Tax	Earnings
Special Items	Benefit	Benefit	(Loss)
(Dollars in millions, except per share)	(Charge)	(Charge)	Per Share

2004
1st Quarter
DuPont Dow Elastomers LLC litigation	$ (150)	$ (138)	$(0.14)
Automotive Refinish litigation	(36)	(23)	(0.02)
Textiles & Interiors - Separation charges	(345)	(135)	(0.14)

1st Quarter Total	$ (531)	$ (296)	$(0.30)

2nd Quarter
Textiles & Interiors related items:
Separation charges	$ (183)	$ (78)	$(0.08)
Deferred tax benefits	-	124	0.12
Employee separation costs and asset
impairment charges	(433)	(319)	(0.31)
PFOA class action litigation reserve	(45)	(29)	(0.03)

2nd Quarter Total	$ (661)	$ (302)	$(0.30)

3rd Quarter
Textiles & Interiors related items:
Separation charges	$ (61)	$ (62)	$(0.06)
Deferred tax benefits	-	13	0.01
Equity affiliate impairment	(41)	(32)	(0.03)
PFOA class action litigation reserve	(63)	(41)	(0.04)
Corporate tax-related items	35*	200	0.20

3rd Quarter Total	$ (130)	$ 78	$ 0.08

2003
1st Quarter
Benlate® litigation	$ (78)	$ (51)	$(0.05)

2nd Quarter
Agriculture & Nutrition - The Solae
Company non-operating gain	$ 62	$ 41	$ 0.04
Textiles & Interiors - Unifi Settlement	16	10	0.01
Gain on Canadian currency contract	30	18	0.02
Minority interest redemption	-	(17)	(0.02)

2nd Quarter Total	$ 108	$ 52	$ 0.05

3rd Quarter
Benlate® litigation - Insurance proceeds	$ 25	$ 16	$ 0.02
Pharmaceuticals - Favorable arbitration
ruling	23	15	0.01
Textiles & Interiors - Separation charges	(1,314)	(748)	(0.75)
Textiles & Interiors - Goodwill impairment	(291)	(291)	(0.29)

3rd Quarter Total	$(1,557)	$(1,008)	$(1.01)

*	Reported as Other income on the Consolidated Income Statement.

Form 10-Q

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and nine-month periods ended September 30, 2004 compared with the same periods in 2003. Segment sales include transfers and pro rata share of equity affiliate sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of a change in accounting principle.

             Agriculture & Nutrition - Third quarter sales of $1.0 billion were 21 percent higher, reflecting 7 percent higher U.S. dollar selling prices, an 11 percent benefit from higher volume and a 3 percent increase resulting from an acquisition. PTOI for the quarter was a seasonal loss of $184 million versus a loss of $214 million in the prior year. The reduction in seasonal losses versus third quarter 2003 reflects higher average selling prices and sales volumes, partly offset by higher raw material costs.

Year-to-date sales of $5.2 billion were 17 percent higher reflecting 8 percent higher U.S. dollar selling prices, 5 percent higher volume, and a 4 percent benefit attributable to additional sales from portfolio changes. PTOI was $892 million versus $805 million in the same period last year. The increase in earnings reflects higher average prices for crop production products, higher segment sales volumes and a currency benefit from the weaker U.S. dollar, partly offset by higher raw material costs, employee separation costs, and the absence of a $62 million gain associated with the formation of The Solae Company in 2003.

             Coatings & Color Technologies - Third quarter sales of $1.5 billion were up 7 percent, principally reflecting 6 percent higher U.S. dollar selling prices (about half due to currency) and 1 percent higher volume. PTOI was $179 million versus $178 million in the prior year. Earnings were essentially flat as higher selling prices and sales volumes were offset by increases in raw materials and other costs.

Year-to-date sales of $4.5 billion were up 10 percent, reflecting 6 percent higher U.S. dollar selling prices (primarily due to currency), 3 percent higher volume and 1 percent from an acquisition. PTOI was $482 million versus $533 million in the prior year. Year-to-date 2004 includes charges which totaled $100 million for employee separation costs and an automotive refinish litigation settlement. The benefit to 2004 earnings from currency, higher selling prices and sales volumes was partly offset by the impact of increases in raw materials and other costs.

             Electronic & Communication Technologies - Sales in the quarter of $815 million were up 12 percent, reflecting 7 percent higher volume and 5 percent higher U.S. dollar selling prices. The latter principally reflects the currency benefit from the weaker dollar. Third quarter 2004 PTOI was $34 million including a $63 million charge for PFOA litigation, versus $36 million earned in the third quarter 2003. 2004 earnings benefited from higher sales volumes, a currency benefit from the weaker dollar, and cost reductions.

Year-to-date sales of $2.5 billion were up 16 percent, reflecting 12 percent higher volumes and 4 percent higher U.S. dollar selling prices. PTOI was $99 million versus $117 million last year. The 2004 earnings benefit from substantially higher sales volumes and a weaker dollar were more than offset by $42 million in employee separation costs, $108 million related to PFOA litigation, and a $27 million charge to reflect the decline in the value of an investment security.

Form 10-Q

             Performance Materials - Sales of $1.7 billion were up 29 percent, reflecting 13 percent higher volume, 4 percent higher U.S. dollar selling prices, and a 12 percent increase resulting from the consolidation of DDE as a variable interest entity beginning in April 2004. PTOI was $160 million compared to $79 million last year. The increased earnings principally reflects higher sales volumes and selling prices, partly offset by higher raw material costs.

Year-to-date sales of $4.9 billion were up 23 percent reflecting 10 percent higher volume and 5 percent higher U.S. dollar selling prices, the latter reflecting the weaker dollar, and an 8 percent benefit from the DDE consolidation. PTOI was $269 million compared to $332 million last year. The decline in 2004 earnings principally reflects a $150 million charge related to DDE antitrust litigation matters, and a $23 million charge associated with the shutdown of certain U.S. manufacturing assets. These charges more than offset the increased earnings generated from higher sales volumes and prices.

             Pharmaceuticals - Third quarter PTOI of $173 million increased from the third quarter 2003 PTOI of $160 million, reflecting higher Cozaar® /Hyzaar® income. Year-to-date PTOI of $495 million was 23 percent higher than 2003 PTOI of $401 million.

             Safety & Protection - Third quarter sales of $1.2 billion were up 19 percent due to 9 percent higher U.S. dollar selling prices, 8 percent higher volume and 2 percent from acquisitions. PTOI of $217 million increased from $180 million in the prior year primarily due to earnings from higher sales volumes and prices.

Year-to-date sales of $3.4 billion were up 13 percent due to 6 percent higher U.S. dollar selling prices, reflecting, in part, the weaker dollar, 6 percent from higher volume and 1 percent from acquisitions. PTOI of $612 million increased from $606 million in the prior year as the benefit of higher selling prices and sales volume was largely offset by impairment charges associated with certain European manufacturing assets.

             Textiles & Interiors - Sales in the third quarter of $286 million reflect sales from equity affiliates that have not been divested as part of the INVISTA transaction. As a result of the INVISTA sale which closed on April 30, 2004, third quarter sales are 84 percent below third quarter sales of $1.7 billion last year. PTOI was a loss of $116 million including charges of $102 million related to separation activities. The third quarter 2003 pretax operating loss of $1,628 million included significant charges related to the divestiture of INVISTA.

Year-to-date sales of $3.0 billion were down 43 percent reflecting the absence of INVISTA sales since April 30. Year-to-date pretax operating losses of $479 million in 2004 and $1,598 million in 2003 reflect large separation charges associated with the INVISTA transaction.

Form 10-Q

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             From December 31, 2003 to September 30, 2004, the company's consolidated net debt (borrowings and capital lease obligations less cash and cash equivalents and marketable debt securities) decreased approximately $2.3 billion from $7.1 billion to $4.8 billion. The following table summarizes the changes in the company's consolidated net debt for this period:

(Dollars in millions)

Net debt - December 31, 2003	$ 7,106

Cash provided by operations	694
Purchases of property, plant and equipment
and investment in affiliates	(884)
Net payments for businesses acquired	(101)
Net proceeds from sale of INVISTA	3,769
Net proceeds from sales of assets	44
Forward exchange contract settlements	(211)
Dividends paid to stockholders	(1,054)
Debt assumed from consolidation of VIEs	(31)
Acquisition of treasury stock	(313)
Other	362

Decrease in net debt	2,275

Net debt - September 30, 2004	$ 4,831

Cash and cash equivalents	$ 5,839
Marketable debt securities	66

Total borrowings and capital lease obligations	$10,736

             Cash provided by operations was $694 million for the nine months ended September 30, 2004 reflecting strong earnings results partially offset by normal working capital builds for the period. Working capital at September 30, 2004, was $6.9 billion, a $1.5 billion increase from December 31, 2003. This increase is the result of higher cash balances, higher receivables attributable to Agriculture & Nutrition seasonal sales, and lower short-term borrowings.

             Purchases of property, plant and equipment and investments in affiliates for the nine months ending September 30, 2004 totaled $884 million. The company expects full year purchases of property, plant and equipment and investments in affiliates to be approximately $1.3 billion.

             During second quarter 2004, the company generated net proceeds in connection with the sale of INVISTA of $3,769 million. These proceeds have been used to strengthen the company's balance sheet. In addition, during the third quarter, the company made a discretionary tax deductible contribution of $300 million to the principal U.S. pension plan trust fund.

Form 10-Q

             Dividends paid to stockholders during the nine months ended September 30, 2004 totaled $1,054 million. The company has paid 400 consecutive quarterly dividends since its first dividend in the fourth quarter of 1904.

             The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. Management has not established a timeline for completion of the buyback of stock under this plan. As of September 30, 2004, 7.3 million shares of common stock had been purchased and retired under this program to offset dilution from employee compensation programs. The company intends to purchase 9.5 million shares by year end.

             Net debt decreased $2.3 billion from December 31, 2003 reflecting proceeds from the sale of INVISTA, partially offset by cash needed to fund normal working capital builds. Part of this positive cash flow was used to pay down commercial paper. The month end average interest rate was 3.2 percent and 3.0 percent at September 30, 2004 and December 31, 2003, respectively.

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

New Legislation

             On October 22, 2004, the President signed the American Jobs Creation Act of 2004. This new law contains tax relief for U.S. based manufacturing activities, reforms in the taxation of multinational businesses (including a temporary provision that allows, under certain conditions, an 85 percent dividend received deduction for certain dividends from controlled foreign corporations), and various items of business income tax relief. The company is currently evaluating this new legislation and has not yet determined what actions, if any, it might take in response. Since the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of September 30, 2004, no deferred tax liability has been recognized on the company's financial statements.

Form 10-Q

Contractual Obligations

                  Information related to the company's significant contractual obligations is summarized in the table below. Significant changes since year-end are detailed in the footnotes to the table.

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

(2)	Capital and operating lease obligations have decreased by $26 million and $273 million, respectively, primarily related to the sale of INVISTA.

(3)	Purchase obligations primarily related to raw material supply contracts have increased by $1.5 billion as result of the sale of INVISTA.

(4)	Indemnifications have increased by $75 million in connection with the sale of INVISTA.

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

As of September 30, 2004, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

Form 10-Q

b)	Changes in Internal Control over Financial Reporting

As previously disclosed, the company is in the process of implementing an Enterprise Resource Planning (ERP) system globally; implementation is phased and is currently planned to be complete in 2006. In addition, the company is nearing completion of previously announced initiatives that will result in the realignment of job responsibilities and the elimination of approximately 3,300 positions by year-end 2004. These events are changing how transactions are processed and/or the functional areas or locations responsible for the transaction processing.

There has been no change in the company's internal control over financial reporting that occurred during the third quarter 2004 that has materially affected the company's internal control over financial reporting. The company is continuing its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of its ongoing evaluation, management has identified certain deficiencies which the company is addressing. Areas identified as needing improvement include documentation of controls, timely account reconciliations, recording of transfers between the company and its subsidiaries, and controls and procedures related to the implementation of the company's global ERP system discussed above. Management will consider these matters when assessing the effectiveness of the company's internal control over financial reporting at year end.

The company continues to take appropriate steps to make necessary improvements and enhance the reliability of its internal control over financial reporting. Management has discussed with the company's Audit Committee and independent auditors the areas identified for improvement and the remediation efforts undertaken by the company.

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

                      In November 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a multimedia Consent Order (the WV Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. DuPont submitted to the WVDEP its initial air dispersion modeling results for the period between September 2002 and August 2003 which demonstrated that the air screening level was not exceeded during the time period.

                      Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $3.8 million through September 30, 2004, in connection with these activities. DuPont committed to conduct additional environmental monitoring in and around the Washington Works plant. As recommended by WVDEP, this testing began in 2004 and will end in 2006.

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

Form 10-Q

                      DuPont, the EPA and the Department of Justice (DOJ) are actively pursuing settlement. The EPA and DOJ concluded that DuPont's contractor would not be considered an "operator" for the refrigeration machines under the CAA and essentially dropped the contractor from further settlement discussions. On September 10, 2004, the DOJ forwarded to DuPont a draft Consent Decree, for comments, that is intended to resolve this matter. DuPont's comments on the Consent Decree will be submitted in the fourth quarter 2004. DuPont anticipates resolution of this matter in the first quarter 2005.

Grand Cal/Indiana Harbor System

                      The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior are in the process of conducting a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act, (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which discharges industrial wastewater into these waterways, was identified as one of seventeen potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. DuPont and eight other PRPs will enter a consent decree to resolve this matter. As a result, DuPont will (i) reimburse about $500,000 of assessment costs incurred by the Department, (ii) pay $10,000,000 over a five-year period into a Department of Natural Resources restoration fund, and (iii) place approximately 172 acres of natural dune and swale land along the Grand Calumet into a conservation easement. The company expects that the Consent Decree will be entered by the court in the fourth quarter of 2004.

Acid Plants New Source Review Enforcement Action

                      In May 2003, the EPA issued a "Notice of Violation and Finding of Violation" for the DuPont Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that DuPont should have sought a permit under the New Source Review requirements of the Clean Air Act. In July 2004, the EPA issued a Notice of Violation for the James River acid plant with similar allegations. DuPont vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has two other sulfuric acid plants that use similar technology.

                      The EPA has invited the company to begin settlement negotiations, but insists that all four sulfuric acid plants be included. Since there can be no assurance that the company will prevail if it litigates this mater, DuPont has accepted the EPA's invitation. If the negotiations are successful, it is reasonably likely that the resulting settlement would include capital expenditures as well as penalties. However, the company cannot reasonably estimate the amount of such costs at this time.

Form 10-Q

Item 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases of common stock of the company made during the nine months ended September 30, 2004, by the company.
				Approximate
	Total	Average	Total Number of	Dollar Value of
	Number of	Price	Shares Purchased	Shares That May
	Shares	Paid	As Part of Publicly	Yet be Purchased
Period	Purchased(1)	Per Share	Announced Program(2)	Under the Program

April 2004	762	$43.74	-	N/A

May 2004	2,075	43.15	-	N/A

June 2004	1,756,121	43.68	1,751,000	$1,923,478,200

July 2004	1,138,549	43.42	1,133,000	1,874,277,033

August 2004	2,266,000	41.84	2,266,000	1,779,464,361

September 2004	2,201,874	42.58	2,163,000	1,687,382,661

Total	7,365,381	$42.74	7,313,000

(1)	Includes 52,381 shares related to net option exercises to pay the exercise price of options.

(2)

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the company to suspend or cancel purchases under the program.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     The exhibit index filed with this Form 10-Q is on pages 45-47.

(b)     Reports on Form 8-K

1.

On July 27, 2004, the registrant announced its consolidated financial results for the quarter ended June 30, 2004. A copy of the registrant's earnings news release entitled "DuPont Reports Second Quarter 2004 Earnings" was furnished under Item 12, "Results of Operations and Financial Condition" on July 27, 2004. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

2.

On September 13, 2004, a Current Report on Form 8-K was filed in connection with Debt and/or Equity Securities that may be offered on a delayed or continuous basis under Registration Statements on Form S-3 (No. 33-53327, No. 33-60069 and No. 333-86363). Under item 8.01, "Other Events," the registrant filed information contained in a news release dated September 9, 2004, entitled "DuPont Reaches Settlement with C-8 Class Action Group."

3.

On September 15, 2004, a Current Report on Form 8-K was furnished under Item 7.01, "Regulation FD Disclosure." The registrant furnished a news release, dated September 14, 2004, entitled "DuPont Updates Investors on Progress Toward Sustainable Growth - Leaders Discuss Operating Actions to Deliver Business Results."

4.

On October 26, 2004, the registrant announced its consolidated financial results for the quarter ended September 30, 2004. A copy of the registrant's earnings news release entitled "DuPont Reports Third Quarter 2004 Earnings" was furnished under Item 2.02, "Results of Operations and Financial Condition" on October 26, 2004. The information contained in the Current Report shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: November 5, 2004

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

10.8*

Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

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

10.15

Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

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

Form 10-Q

Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Nine Months
	Ended
	September 30,	Years Ended December 31,
	2004	2003	2002	2001	2000	1999

Income from continuing operations
before extraordinary item and
cumulative effect of changes In
accounting principles	$1,502	$1,002	$1,841	$4,328(a)	$2,314	$ 219
Provision for (benefit from) income taxes	(114)	(930)	185	2,467	1,072	1,410
Minority interests in earnings of
consolidated subsidiaries	7	71	98	49	61	61
Adjustment for companies accounted
for by the equity method	85	360	45	93	(109)	33
Capitalized interest	(13)	(29)	(45)	(62)	(69)	(107)
Amortization of capitalized interest	25	119(b)	59	61	65	88(b)

	1,492	593	2,183	6,936	3,334	1,704

Fixed charges:
Interest and debt expense -
continuing operations	252	347	359	590	810	535
discontinued operations(c)	-	-	-	-	-	180
Capitalized interest -
continuing operations	13	29	45	62	69	107
discontinued operations(c)	-	-	-	-	-	3
Rental expense representative of
interest factor	67	90	82	78	70	66

	332	466	486	730	949	891

Total adjusted earnings available for
payment of fixed charges	$1,824	$1,059	$2,669	$7,666	$4,283	$2,595

Number of times fixed
charges earned	5.5	2.3	5.5	10.5	4.5	2.9

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.
(c)	Divestiture of Conoco Inc. was completed August 6, 1999.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2004 of E. I. du Pont de Nemours and Company;

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

Date: November 5, 2004

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2004 of E. I. du Pont de Nemours and Company;

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

Date: November 5, 2004

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
November 5, 2004

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
November 5, 2004