Form 10-Q/A
period 2004-09-30
DUPONT E I DE NEMOURS & CO
filed 2004-11-12
CIK 30554

3:

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

993,193,323 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2004.

EXPLANATION OF AMENDMENT

The purpose of this amendment is to reduce the number of outstanding shares previously reported as of October 31, 2004 on page 1 by 87,041,427 shares. No other changes have been made to the company's Quarterly Report for the period ended September 30, 2004, filed on Form 10-Q on November 5, 2004.

1