Form 10-K
period 2004-12-31
DUPONT E I DE NEMOURS & CO
filed 2005-03-02
CIK 30554

QuickLinks -- Click here to rapidly navigate through this document

2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004                        Commission file number 1-815

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2004, was approximately $44.0 billion.

        As of January 31, 2005, 997,000,766 shares (excludes 87,041,427 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 27, 2005	III

E. I. du Pont de Nemours and Company

Form 10-K

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

            Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2005 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  Forward-Looking Statements

This report, including "Management's Discussion and Analysis" in Item 7, contains forward-looking statements which may be identified by their use of words like "plans," "expects," "will," "anticipates," "intends," "projects," "estimates" or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, expenditures, and financial results, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. In addition, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:

•
Since the company conducts business throughout the world, governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates, could affect the company's business and profitability in that country. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including cyclical economic growth, particularly in the United States, Europe and Asia Pacific, inflation or fluctuations in interest and currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) could affect the company's financial results.

•
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

•
The company's ability to grow earnings is significantly affected by the cost of energy and energy-related raw materials. The company may not be able to fully offset the effects of higher raw material costs through price increases or productivity improvements.

•
As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to the company.

•
To a significant degree, results in Agriculture & Nutrition reflect changes in agricultural conditions, including weather and government programs. These results also reflect the seasonality of sales of agricultural products; highest sales in the Northern Hemisphere occur in the first half of the year. In addition, demand for products produced in this segment may be affected by market acceptance of genetically enhanced products.

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

•
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims.

The foregoing list of important factors is not all inclusive, or necessarily in order of importance.

Item 1. BUSINESS

  The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on the company's website at www.dupont.com by clicking on the tab labeled "Investor Center" and then on "SEC filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission.

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security, and synthetic fibers. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agricultural, home furnishings, medical, packaging, electronics, and the nutrition and health markets. Total worldwide employment at December 31, 2004 was approximately 60,000 people.

In 2002, the company strategically realigned its businesses into five market- and technology-focused growth platforms. The growth platforms are: Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. These growth platforms are designed to address large, attractive market spaces that allow the company to leverage its science and technology, products and brands, market access and global reach to bring innovative solutions to meet specific customer needs. A sixth platform, Textiles & Interiors, was also formed to prepare it for separation from the company.

On November 17, 2003, the company and Koch Industries, Inc. (Koch) reached a definitive agreement to sell the majority of the net assets of Textiles & Interiors to subsidiaries of Koch. These net assets and related businesses are referred to as INVISTA. On April 30, 2004, the company sold INVISTA to Koch.

The growth platforms, together with Textiles & Interiors and Pharmaceuticals, comprise the company's seven reportable segments. The company's nonaligned and embryonic businesses are grouped under Other.

Information describing the business of the company can be found on the indicated pages of this report:

Item	Page(s)

Segment Reviews – Introduction	27
Agriculture & Nutrition	27
Coatings & Color Technologies	29
Electronic & Communication Technologies	30
Performance Materials	32
Pharmaceuticals	33
Safety & Protection	34
Textiles & Interiors	35
Other	36

Total Segment sales, Net sales, Pretax operating income, and Segment net assets for 2004, 2003, and 2002	F-47

Geographic Information:
Net sales and Net property for 2004, 2003, and 2002	F-45

The company has operations in approximately 75 countries worldwide and about 55 percent of consolidated Net sales are made to customers outside the United States. Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company.

SOURCES OF SUPPLY

The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

A substantial portion of the production and sales in Performance Materials is dependent upon the availability of hydrocarbon feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major petrochemical companies. In addition, the company obtains adipic acid and hexamethylenediamine from Koch under a long-term supply contract.

Within Agriculture & Nutrition, the company's wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), which is in the hybrid seed industry, has seed production facilities located throughout the world, in both the Northern and Southern Hemispheres. In the production of its parent and commercial seed, Pioneer generally provides the seed stock, detasseling and roguing labor, and certain other production inputs. The balance of the labor, equipment, and inputs are supplied by independent growers. Pioneer believes the availability of growers, parent seed stock, and other inputs necessary to produce its commercial seed is adequate for planned production levels. The principal risk in the production of seed is the environment, with weather being the single largest variant. Pioneer lessens this risk by distributing production across many locations around the world. Due to its global presence, the company can engage in seed production year round. Production in the nutrition and health businesses is primarily dependent upon the availability of soy flake, which is readily available from many sources.

The major commodities, raw materials, and supplies for the company's reportable segments in 2004 include the following:

  Agriculture & Nutrition:

  carbamic acid related intermediates; polyethylene; soybeans; soy flake; 5-choroindanone; soy lecithin; sulfonamides

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

  Safety & Protection:

  ammonia; aniline; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; natural gas; paraphenylenediamine; polyester fiber; polypropylene; propylene; terephthaloyl chloride; wood pulp

  Textiles & Interiors:

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

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 19,600 worldwide patents and approximately 13,600 worldwide patent applications. In 2004, the company was granted almost 490 U.S. patents and about 1,740 international patents. The company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 33 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology, are important to Pioneer and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer's ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms.

The company has approximately 1,800 unique trademarks for its products and services and approximately 17,900 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPont™ (the "DuPont Brand Trademarks"); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers, and dispersions; Corian® surfaces; Kevlar® high strength material; and Tyvek® protective material. The company is actively pursuing licensing opportunities for selected trademarks at the retail level. For example, the DuPont Brand Trademarks have been licensed for hard surface flooring, automotive appearance products, air filtration, water filtration, and lubricants. In addition, the Teflon® trademark has been extended through brand licensing to personal care products, automotive car care products, automotive wiper blades, eye glass lenses, and home care products.

While the number of new patent applications filed by DuPont increased in 2004 compared to 2003, the overall size of the company's patent and trademark estate decreased in 2004, primarily as a result of the sale of INVISTA. As part of the sale, certain patents and patent applications as well as certain trademarks (including Lycra® brand premium stretch fibers, Stainmaster® carpets, Cordura® nylon, Coolmax® fibers and Tactel® nylon) and their related registrations and applications, were transferred to Koch. In addition to this transfer, the company and Koch have entered into agreements regarding intellectual property rights, including patent and trademark licenses.

SEASONALITY

Sales of the company's products in Agriculture & Nutrition are affected by seasonal patterns. Agriculture & Nutrition's performance is strongest in the first half of the year. Pioneer generally operates at a loss during the third and fourth quarters of the year, and due to the seasonal nature of the seed business, Pioneer's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

MARKETING

With the exception of Pioneer® brand seeds and Solae® soy proteins, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. In North America, the majority of Pioneer® brand seed is marketed through a sales force of more than 2,000 independent sales representatives. In areas outside the traditional corn belt, seed products are often marketed through dealers and distributors who handle other agricultural supplies. Pioneer products are marketed outside North America through a network of subsidiaries, joint ventures, and independent producer-distributors. Solae® isolated and functional soy proteins are marketed using a combination of independent sales representatives, outside distributors and joint ventures.

MAJOR CUSTOMERS

The company's sales are not materially dependent on a single customer or small group of customers. Coatings &

Color Technologies, however, has several large customers that are important to its operating results.

COMPETITION

The company's businesses compete on a variety of factors such as price, product quality and performance or specifications, continuity of supply, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided.

Major competitors include diversified industrial companies principally based in the United States, Western Europe, Japan, China and Korea. In the aggregate, these competitors offer a wide range of products from agricultural, commodity and specialty chemicals to plastics, fibers, and advanced materials. The company also competes in certain markets with smaller, more specialized firms who offer a narrow range of products or converted products that functionally compete with the company's offerings.

Agriculture & Nutrition sells advanced plant genetics through Pioneer, principally for the global production of corn and soybeans, and thus directly competes with other seed and plant biotechnology companies. Agriculture & Nutrition also provides food safety equipment and soy-based food ingredients in competition with other major grain and food processors.

RESEARCH AND DEVELOPMENT

The company conducts research in the United States at over 30 sites in 14 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is in the Wilmington, Delaware area at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research to assure the safe manufacture, handling and use of products.

Other major research locations in the United States include Marshall Lab in Philadelphia, Pennsylvania and Troy Lab in Troy, Michigan, both dedicated to coatings research; Pioneer research facilities in Johnston, Iowa; The Solae Company facilities in St. Louis, Missouri; polymer research facilities in Richmond, Virginia and Parkersburg, West Virginia; and electronic technology research facilities in Research Triangle Park, North Carolina, Towanda, Pennsylvania and Santa Barbara, California.

DuPont, reflecting the company's global interests, operates a number of additional research and development facilities at locations outside the United States in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, the Netherlands, Spain, and Switzerland. Consistent with plans announced in late 2003, the company expects to complete a new research and development facility in China in 2005.

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

Additional information with respect to research and development, including the amount spent during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis, on page 18 of this report.

ENVIRONMENTAL MATTERS

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on pages 9-11, (2) Management's Discussion and Analysis on pages 24 and 43-45, and (3) Notes 1 and 25 to the Consolidated Financial Statements.

Item 2. PROPERTIES

 DuPont's corporate headquarters are located in Wilmington, Delaware. In addition, the company owns and operates manufacturing, processing, marketing, and research and development facilities, as well as regional purchasing offices and distribution centers.

Information regarding research and development facilities is incorporated by reference to Item 1, Business – Research and Development. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 15 and 25 to the company's Consolidated Financial Statements.

The company's investment in property, plant and equipment in the United States and Puerto Rico related to operations is located at over 100 sites. Some of the sites and their applicable segment(s) are set forth below:

Texas	Delaware	Virginia

Bayport(3)	Edgemoor(2)	Front Royal(2)
Beaumont(4,5)	Newark(4)	Hopewell(4)
Corpus Christi(3)	Wilmington(6)	Richmond(4,5)
LaPorte(4)
Orange(4)
Victoria(4)
West Virginia	Tennessee	North Carolina

Belle(3,5)	Chattanooga(4)	Fayetteville(3,4)
Parkersburg(3,4)	Memphis(5)	Research
	New Johnsonville(2)	Triangle Park(3)
Old Hickory(4,5)
New Jersey	South Carolina	New York

Deepwater(3,4,5)	Charleston(4)	Buffalo(3,5)
Parlin(3)	Florence(4)	Niagara Falls(5)
Michigan	Iowa	Puerto Rico

Mt. Clemens(2)	Fort Madison(2)	Manati(1,3)
Troy(2)	Johnston(1)
(1)
Agriculture & Nutrition

(2)
Coatings & Color Technologies

(3)
Electronic & Communication Technologies

(4)
Performance Materials

(5)
Safety & Protection

(6)
Corporate administrative offices

Property, plant and equipment outside the United States and Puerto Rico is also located at over 100 sites, principally in the United Kingdom, Canada, Germany, Taiwan, Singapore, France, Mexico, Brazil, China, Argentina, Japan and Korea.

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 84 percent in 2004, 80 percent in 2003 and 81 percent in 2002. Properties are primarily directly owned by the company; however, certain properties are leased. Although no title examination of the properties has been made for the purpose of this report, the company knows of no material defects in title to any of these properties.

Item 3. LEGAL PROCEEDINGS

LITIGATION

Benlate®

Information related to this matter is included in Note 25 to the company's Consolidated Financial Statements under the heading Benlate®.

PFOA: U.S. Environmental Protection Agency and Class Action

Information related to this matter is included in Note 25 to the company's Consolidated Financial Statements under the heading PFOA.

DuPont Dow Elastomers LLC (DDE)

Information related to this matter is included in Note 25 to the company's Consolidated Financial Statements under the heading DuPont Dow Elastomers LLC.

ENVIRONMENTAL PROCEEDINGS

PFOA: West Virginia and Ohio Departments of Environmental Protection

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including ammonium salt, and does not distinguish between the two forms. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at its Washington Works plant in Wood County, West Virginia. Currently, DuPont recovers or destroys 98 percent of the PFOA that potentially could be emitted or discharged during the manufacturing process at the Washington Works plant.

In November 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a multi-media Consent Order (the WV Order) that requires environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 150 micrograms of PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. DuPont submitted to the WVDEP its initial air dispersion modeling results for the period September 2002 through August 2003 which demonstrated that the air screening level was not exceeded during the time period.

Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $3.9 million through December 31, 2004, in connection with these activities. DuPont committed to conduct additional environmental monitoring in and around the Washington Works Plant. As recommended by WVDEP, the testing began in 2004 and will end in 2006.

Environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency (Ohio EPA), the WVDEP, and the Division of Health and Human Resources (the MOU). Under the MOU, these results were shared with the Ohio EPA. Also, DuPont is funding investigations of ground and drinking water in Ohio comparable to the studies in West Virginia, pursuant to the MOU. In addition, DuPont signed a Safe Drinking Water Consent (SDWC) Order with U.S. Environmental Protection Agency Region III (which includes West Virginia) and Region V (which includes Ohio) in March 2002 to assure provision of alternative drinking water if supplies are found to exceed screening levels established under the WV Order. Since the PFOA concentrations in drinking water tested to date are significantly below the screening level, it is unlikely that DuPont will be required to provide alternative drinking water under the SDWC Order. Pursuant to discussions with and recommendations from the Ohio EPA, DuPont is conducting additional environmental monitoring in Ohio, starting in 2004 and ending in 2006.

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

In February 2005, DuPont signed a Consent Decree to resolve this matter whereby DuPont will pay a civil penalty of $250,000 and commit to conducting a Supplemental Environmental Project (SEP) involving the retrofit of industrial refrigeration machines with non-ozone depleting materials. The company expects that the Consent Decree will be entered by the court in the first half of 2005.

Grand Cal/Indiana Harbor System

The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior (the Departments) have conducted a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which had discharged industrial wastewater into these waterways, was identified as one of seventeen PRPs for the cost of the assessment and any determined natural resource damages. DuPont and eight other PRPs will enter a Consent Decree to resolve this matter. DuPont will (i) reimburse about $500,000 of assessment costs incurred by the Departments, (ii) pay $10,000,000 over a five-year period into a Department of Natural Resources restoration fund, and (iii) place approximately 172 acres of natural dune and swale land along the Grand Calumet into a conservation easement. The company expects that the Consent Decree will be entered by the court in the first quarter of 2005.

Acid Plants New Source Review Enforcement Action

In 2003, the EPA issued a "Notice of Violation and Finding of Violation" for the DuPont Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that DuPont should have sought a permit under the New Source Review requirements of the CAA. In July 2004, the EPA issued a Notice of Violation for the James River Acid Plant with similar allegations. DuPont vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has a total of four sulfuric acid plants that use similar technology.

The EPA has invited the company to engage in settlement negotiations, but insists that all four sulfuric acid plants be included. Since there can be no assurance that the company will prevail if it litigates this matter, DuPont has accepted the EPA's invitation. If the negotiations are successful, the resulting settlement would include capital expenditures as well as a penalty. However, the company cannot reasonably estimate the amount of such costs at this time.

Sabine River Works, Orange, Texas

On November 19, 2004, DuPont received a Notice of Enforcement Action (Notice) from the Texas Commission on Environmental Quality (TCEQ) regarding its Sabine River Works facility located in Orange, Texas. The Notice contains 45 allegations relating to reportable and non-reportable emission events from 2002 through 2004 and assesses an administrative penalty of $134,852. DuPont will contest the allegations in the event that negotiations with TCEQ are unsuccessful.

Chambers Works, Deepwater, New Jersey

In 2002, the EPA initiated an enforcement action against Chambers Works under the CAA for excess emissions of fugitive volatile hazardous air pollutants from the waste water treatment plant for the last three months of 2000. After extensive negotiations, the EPA and DuPont have agreed upon a penalty of $322,000. The company expects a settlement agreement will be signed in 2005.

Gibson City, Illinois

The EPA has alleged that The Solae Company violated the CAA's New Source Review Regulations and certain Prevention of Significant Deterioration requirements at its plant in Gibson City, Illinois. The Solae Company, a majority-owned venture with Bunge Limited, was formed in 2003. The EPA has proposed a settlement of this matter that would include sites located in Indiana, Ohio, Oklahoma and Tennessee, some of which are wholly-owned by DuPont, in addition to the Gibson City site. The EPA's proposed settlement includes a penalty of $350,000 and SEPs involving expenditures of at least $500,000. The company and The Solae Company are negotiating with the EPA and the DOJ.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of March 1, 2005, of the company's executive officers.

	Age	Executive Officer Since

Chairman of the Board of Directors and Chief Executive Officer:
Charles O. Holliday, Jr.	56	1992

Other Executive Officers:
James C. Borel, Senior Vice President– Global Human Resources	49	2004
Thomas M. Connelly, Jr., Senior Vice President and Chief Science and Technology Officer	52	2000
Richard R. Goodmanson, Executive Vice President and Chief Operating Officer	57	1999
John C. Hodgson, Senior Vice President	61	2002
W. Donald Johnson, Group Vice President– Global Operations	57	2004
Stacey J. Mobley, Senior Vice President and Chief Administrative Officer and General Counsel	59	1992
Gary M. Pfeiffer, Senior Vice President and Chief Financial Officer	55	1997

The company's executive officers are elected or appointed for the ensuing year or for an indefinite term, and until their successors are elected or appointed.

Charles O. Holliday, Jr. joined DuPont in 1970, and has advanced through various manufacturing and supervisory assignments in product planning and marketing. He is a former president, executive vice president, president and chairman–DuPont Asia Pacific. Mr. Holliday became an executive officer in 1992 when he was appointed senior vice president. He became Chief Executive Officer on February 1, 1998, and Chairman of the Board of Directors on January 1, 1999.

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia, and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed vice president and general manager–DuPont Crop Protection later that year. In January 2004, he was named to his current position, Senior Vice President–DuPont Global Human Resources.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as vice president and general manager–DuPont Fluoroproducts from 1999 until September 1, 2000, when he was named to his current position, Senior Vice President and Chief Science and Technology Officer.

Richard R. Goodmanson joined DuPont in 1999 as Executive Vice President and Chief Operating Officer. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992 to 1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

John C. Hodgson joined DuPont in 1966. Since then, Mr. Hodgson has held various sales and product management positions and has served in several business director roles. In 1996, he was named vice president and general manager of Photopolymer & Electronic Materials. Mr. Hodgson served as group vice president and general manager–DuPont iTechnologies from February 2000 until February 2002, when he was appointed an executive vice president. In 2004, his title was changed to Senior Vice President.

W. Donald Johnson joined DuPont in 1974, and has advanced through a variety of technical, manufacturing, corporate strategy and business assignments, including global business director for Kevlar®. In 1999, he became group vice president, Nylon Worldwide, and later group vice president–DuPont Operations & Services in 2001. In January 2004, he was named to his current position, Group Vice President–Global Operations.

Stacey J. Mobley joined DuPont's legal department in 1972. He was named director of Federal Affairs in the company's Washington, D.C. office in 1983, and was promoted to vice president–Federal Affairs in 1986. He returned to the company's Wilmington, Delaware headquarters in March 1992 as vice president–Communications in External Affairs, and was promoted to Senior Vice President in May 1992. He was named Chief Administrative Officer in May 1999, and General Counsel in November 1999.

Gary M. Pfeiffer joined DuPont in 1974, and has held a succession of tax, financial and business analysis positions, and served in several director roles. Mr. Pfeiffer served as vice president and general manager, DuPont Nylon–North America from 1994 until October 1997, when he was appointed Senior Vice President and Chief Financial Officer.

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 105,736 at December 31, 2004, and 105,399 at January 31, 2005.

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

The company's quarterly high and low trading stock prices and dividends for 2004 and 2003 are shown below.

	Market Prices
Quarterly High/Low Market Prices of Common Stock			Per Share Dividend Declared
	High	Low

2004
First Quarter	$46.25	$40.45	$0.35
Second Quarter	45.20	40.84	0.35
Third Quarter	44.78	39.88	0.35
Fourth Quarter	49.39	40.98	0.35

2003
First Quarter	$45.00	$34.71	$0.35
Second Quarter	44.88	38.56	0.35
Third Quarter	45.55	39.55	0.35
Fourth Quarter	46.00	38.60	0.35

Issuer Purchases of Equity Securities

The following table provides information with respect to the company's purchases of its common stock during 2004.

Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Approximate Value of Shares That May Yet be Purchased (Dollars in millions)

April	762	$43.74	–
May	2,075	43.15	–
June	1,756,121	43.68	1,751,000	$1,923
July	1,138,549	43.42	1,133,000	1,874
August	2,266,000	41.84	2,266,000	1,779
September	2,201,874	42.58	2,163,000	1,687
October	927,019	43.08	927,000	1,647
November	2,167,372	44.07	2,163,000	1,552
December	197,053	45.16	197,000	1,543

Total	10,656,825	$43.09	10,600,000

1
Includes 56,825 shares related to net option exercises to pay the exercise price of options.

2
In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination has been made by the company to suspend or cancel purchases under the program.

Item 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2004		2003		2002		2001		2000

Summary of operations [1]
Net sales	$27,340		$26,996		$24,006		$24,726		$28,268
Income before income taxes and minority interests	$1,442		$143		$2,124		$6,844		$3,447
(Benefit from) provision for income taxes	$(329)		$(930)		$185		$2,467		$1,072
Income before cumulative effect of changes in accounting principles	$1,780		$1,002		$1,841		$4,328		$2,314
Net income (loss)	$1,780		$973	[2]	$(1,103	) [3]	$4,339	[4]	$2,314
Adjusted net income (loss) [5]	$1,780		$973	[2]	$(1,103	) [3]	$4,505	[4]	$2,482

Basic earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$1.78		$1.00		$1.84		$4.17		$2.21
Net income (loss)	$1.78		$0.97	[2]	$(1.12	) [3]	$4.18	[4]	$2.21
Adjusted net income (loss) [5]	$1.78		$0.97	[2]	$(1.12	) [3]	$4.34	[4]	$2.37

Diluted earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$1.77		$0.99		$1.84		$4.15		$2.19
Net income (loss)	$1.77		$0.96	[2]	$(1.11	) [3]	$4.16	[4]	$2.19
Adjusted net income (loss) [5]	$1.77		$0.96	[2]	$(1.11	) [3]	$4.32	[4]	$2.35

Financial position at year-end [1]
Working capital	$7,272		$5,419		$6,363		$6,734		$2,401
Total assets	$35,632		$37,039		$34,621		$40,319		$39,426
Borrowings and capital lease obligations
Short-term	$937	[6]	$6,017	[6]	$1,185		$1,464		$3,247
Long-term	$5,548		$4,462	[6]	$5,647		$5,350		$6,658
Stockholders' equity	$11,377		$9,781		$9,063		$14,452		$13,299

General
For the year
Capital expenditures	$1,298		$1,784		$1,416		$1,634		$2,022
Depreciation	$1,124		$1,355		$1,297		$1,320		$1,415
Research and development (R&D) expense	$1,333		$1,349		$1,264		$1,588		$1,776
Average number of shares (millions)
Basic	998		997		994		1,036		1,043
Diluted	1,003		1,000		999		1,041		1,051
Dividends per common share	$1.40		$1.40		$1.40		$1.40		$1.40
At year-end
Employees (thousands)	60		81		79		79		93
Closing stock price	$49.05		$45.89		$42.40		$42.51		$48.31
Common stockholders of record (thousands)	106		111		116		127		132

1
See Management's Discussion and Analysis in Item 7 and the Consolidated Financial Statements on pages F-1 through F-50, including the quarterly financial data in Note 33, for information relating to significant items affecting the results of operations and financial position.

2
Includes a cumulative effect of a change in accounting principle charge of $29 and $0.03 basic and diluted per share. See Note 10 to the Consolidated Financial Statements.

3
Includes a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.95 (diluted) per share. See Note 10 to the Consolidated Financial Statements.

4
Includes a cumulative effect of a change in accounting principle benefit of $11 and $0.01 per share, basic and diluted.

5
Reflects pro forma effects relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 in 2002 and the resulting nonamortization of goodwill and indefinite-lived intangible assets.

6
Includes borrowings and capital lease obligations classified as liabilities held for sale within the Consolidated Balance Sheets.

Part II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

DuPont has seven segments. Five of the segments constitute the company's growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials, and Safety & Protection. The Pharmaceuticals segment includes income from the company's interest in two Angiotensin II Antagonist (AIIA) drugs, Cozaar® and Hyzaar®. The seventh segment is Textiles & Interiors.

On April 30, 2004, DuPont sold the majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch (see page 20 and Note 5 to the company's Consolidated Financial Statements). The sale of INVISTA was an important milestone in reducing the company's exposure to the volatility of oil and natural gas prices and better positioning the company for long-term profitable growth.

The company has set sustainable annual financial targets of 6 percent revenue growth, 10 percent earnings growth, and one percentage point improvement in Return on Invested Capital (ROIC). In 2004, earnings per share improved 84 percent, and ROIC increased by 3 percentage points. While consolidated Net sales increased 1 percent, Net sales of the five growth platforms increased $3.9 billion, more than offsetting a $3.8 billion reduction in Net sales following the sale of INVISTA.

The company's 2004 performance reflected the strength of the five growth platforms and successful execution of the company's three key strategies: Putting Science to Work, Harnessing the Power of One DuPont, and Going Where the Growth Is.

Putting Science to Work:    Science helps form the capabilities, offerings and competitive advantages of all of the company's businesses. The company is not focused on a single blockbuster innovation, but seeks growth by generating dozens of new products with $20 million to $200 million in annual sales. Market-driven innovation, which relies on the voice of the customer and concrete market opportunities, has been central to the revitalization of the company's research efforts. The result is an increased percentage of sales from new products. The company has set a goal of deriving 35 percent of revenues from products less than five years old by 2007.

Power of One DuPont:    The company's strategy is to increase productivity and leverage market access, capabilities and customers, with a single entity focus, thereby creating wider opportunities for the numerous business units across the entire company. Productivity initiatives include revitalizing the company's research and development program, improving the effectiveness of its sales efforts, implementing various pricing initiatives, improving working capital efficiency, and pursuing a $900 million cost improvement program. In 2004, the company's strategic pricing initiative supported a 3 percent average increase in local-currency pricing for the growth platforms, and total company U.S. dollar (USD) pricing increased 5 percent, aided in part by currency impact of the weaker USD and a more favorable pricing environment in many global markets. Pricing momentum improved through 2004, with local prices more than offsetting the impact of higher raw material costs in the second half of the year.

Through continued focus on its working capital efficiency, the company improved its days sales outstanding metric by 1 day and its inventory days supply metric by 8 days. Cost improvements, including substantial workforce reductions during 2004, procurement initiatives, and targeted spending reductions, have all contributed to a 2 percentage point reduction in Cost of goods sold and other operating charges as a percentage of Net sales.

Going Where the Growth Is:    The company seeks significant growth opportunities by increasing its presence in emerging markets and extending the company's science, products, brands and market position into new applications and uses, thereby creating new addressable market spaces. The company has a strong presence in most of the fastest- growing emerging markets and continues to leverage its presence and market position to realize new growth. In the five growth platforms, segment sales in China (PRC), Taiwan and Hong Kong, grew 32 percent collectively, while segment sales in Eastern Europe, including Turkey and the countries of the former Soviet Union, grew 35 percent. Another opportunity for growth is in expanding the company's addressable markets. One example is Tyvek® nonwoven sheet structures, the longstanding leader in house wrap. It is now also being used for roofing systems and window seal applications in an expanding building innovations market. Other examples include Kevlar® and Nomex® aramids, which are finding new and varied applications in the personal protection market.

Financial Discipline:    The company seeks to execute these strategies in a financially prudent manner and plans to continue its cash discipline policy. The current policy is first, to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. The company's cash discipline policy and strong liquidity profile are important to its long-term growth. Cash and cash equivalents and Marketable debt securities balances of $3.5 billion and bank credit lines of $3.3 billion as of December 31, 2004, provide primary liquidity to support all short-term obligations. Secondary liquidity, sufficient to meet upcoming debt maturities, comes from excellent access to capital markets, strong cash flow generation and the ability to sell assets.

Analysis of Operations

(Dollars in millions)	2004	2003	2002

NET SALES	$27,340	$26,996	$24,006

2004 vs. 2003    Consolidated net sales for 2004 were $27.3 billion, up one percent. Portfolio changes, principally the sale of INVISTA partly offset by the consolidation of DDE as a variable interest entity (VIE) and the benefit of small acquisitions, resulted in a $2.6 billion or 10 percent reduction in Net sales. The combination of higher sales volumes and USD selling prices increased sales 11 percent.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations–Continued

The tables below show a regional breakdown of 2004 and 2003 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:

	2004 Net Sales	Percent Change vs. 2003
(Dollars in billions)			Local Price	Currency Effect	Volume	Other*

Worldwide	$27.3	1	2	3	6	(10)

United States	11.6	(4)	3	0	4	(11)

Europe	8.0	8	1	10	4	(7)

Asia Pacific	4.7	4	1	3	14	(14)

Canada & Latin America	3.0	4	1	2	8	(7)

*
Includes the reduction in sales following the sale of INVISTA, and additions to sales resulting from small acquisitions and the consolidation of DDE.

In 2004, the company saw strength in its major markets including motor vehicle production and related after-markets, production agriculture and construction. Growth in these key markets, particularly in Asia Pacific, as well as increased market share, contributed to a 6 percent increase in worldwide sales volumes, which helped offset a $3.8 billion reduction in sales following the sale of INVISTA.

2003 vs. 2002    Consolidated net sales for 2003 increased $3 billion or 12 percent, reflecting 5 percent higher volume, 4 percent higher U.S. dollar selling prices, and 3 percent resulting from acquisitions, principally the formation of The Solae Company and the purchase of the remaining interest in Griffin LLC in 2003, as well as the purchase of ChemFirst, Inc. and Liqui-Box Corporation which occurred during 2002.

			Percent Change Due to:

	2003 Net Sales
(Dollars in billions)		Percent Change vs. 2002	Local Price	Currency Effect	Volume	Other*

Worldwide	$27.0	12	(1)	5	5	3

United States	12.1	6	0	0	2	4

Europe	7.4	18	(2)	16	2	2

Asia Pacific	4.6	18	(1)	3	16	0

Canada & Latin America	2.9	20	2	2	6	10

*
Includes impacts from the sale of the Clysar® business, acquisitions of Liqui-Box and ChemFirst, Inc., purchases of the remaining interests in Griffin LLC and Renpar S.A., and the formation of The Solae Company.

Higher worldwide USD selling prices, primarily reflecting the beneficial currency impact of the weaker dollar, increased worldwide sales by 4 percent. Volume growth was largely attributable to double-digit growth in Asia Pacific, reflecting increased sales of electronics-related materials and polymers, agricultural products, and engineering polymers.

(Dollars in millions)	2004	2003	2002

OTHER INCOME	$655	$734	$516

2004 vs. 2003    Other income decreased $79 million in 2004. This reduction is primarily due to a $257 million increase in net exchange losses (see page 46 for a discussion of the company's program to manage foreign currency risk and Note 2 to the Consolidated Financial Statements) and a loss of $49 million for equity affiliates as a result of the $150 million charge to provide for the company's share of anticipated losses associated with DDE litigation (discussed in detail in Note 25 to the Consolidated Financial Statements). These losses were largely offset by a $118 million increase in interest income, $50 million of which was attributable to the reversal of accrued interest related to certain prior year tax contingencies, and a $102 million increase in income associated with Cozaar®/Hyzaar® antihypertensive drugs.

2003 vs. 2002    Other income increased $218 million in 2003. This improvement is primarily attributable to $160 million in lower exchange losses (see Note 2 to the Consolidated Financial Statements), and a $104 million increase in income associated with Cozaar®/Hyzaar® antihypertensive drugs (including a $23 million benefit from favorable arbitration). Other income also benefited from a $16 million favorable settlement related to the Unifi manufacturing alliance. These increases were partly offset by lower earnings in equity affiliates and lower interest income.

(Dollars in millions)	2004	2003	2002

COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$20,416	$20,759	$17,529
As a percent of Net sales	75%	77%	73%

2004 vs. 2003    Cost of goods sold and other operating charges (COGS) declined $343 million. As a percent of Net sales, COGS was down 2 percentage points. The decrease relative to sales reflects a significant benefit from portfolio changes, principally the sale of INVISTA, which had higher COGS in relation to sales than the rest of the company. COGS as a percent of sales also improved due to higher local selling prices and increased sales volumes with higher gross margins due to improved operating rates, lower plant operating costs, and higher manufacturing yields. The currency impact from the weaker USD also had a positive impact as its benefit to sales exceeded its concurrent increase in COGS. The positive factors discussed above were partly offset by increased litigation charges (see Note 25) and significantly higher raw material costs.

2003 vs. 2002    Cost of goods sold and other operating charges increased $3.2 billion. As a percent of Net sales, COGS was up 4 percentage points. This increase relative to sales reflects a $1.0 billion increase in raw material costs, principally those related to oil and natural gas, as well as a $400 million increase in pension and stock option expenses. 2003 also included net charges of $78 million related to Benlate® litigation.

(Dollars in millions)	2004	2003	2002

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,141	$3,067	$2,763
As a percent of Net sales	11%	11%	12%

2004 vs. 2003    Selling, general and administrative expenses increased $74 million or 2 percent. The increase principally reflects higher spending for strategic growth initiatives, particularly in Agriculture & Nutrition, the impact of currency translation, and the impact of consolidating DDE. These increases were partly offset by cost reduction programs and the sale of INVISTA.

2003 vs. 2002    Selling, general and administrative expenses in 2003 increased $304 million over 2002. This increase reflects higher non-cash pension expenses, the impact of currency translation and the net impact of portfolio changes.

(Dollars in millions)	2004	2003	2002

RESEARCH AND DEVELOPMENT EXPENSE	$1,333	$1,349	$1,264
As a percent of Net sales	5%	5%	5%

2004 vs. 2003    Research and development expense in 2004 remained stable as a percentage of Net sales. 2004 spending reflects increases across most segments offset by the absence of spending in Textiles & Interiors after April 30, 2004.

2003 vs. 2002    The increase in Research and development expense in 2003 is primarily attributable to higher non-cash pension expenses.

The company continues to support a strong commitment to research and development as a source of sustainable growth, and expects research and development funding to remain at about the same level in 2005. Because of its broad array of businesses and research projects, the company's future financial performance is not materially dependent on the success or failure of any single research or development project.

(Dollars in millions)	2004	2003	2002

INTEREST EXPENSE	$362	$347	$359

2004 vs. 2003    2004 Interest expense was $15 million higher than 2003. This increase reflects the impact of higher average debt levels, partly offset by lower average interest rates.

2003 vs. 2002    Interest expense was $12 million lower than 2002. The decrease reflects lower average interest rates, partly offset by higher debt levels.

(Dollars in millions)	2004	2003	2002

EMPLOYEE SEPARATION COSTS AND ASSET IMPAIRMENT CHARGES (CREDITS)	$411	$(17)	$290

2004 Activities

The company initiated aggressive actions in 2004 to ensure its global competitiveness as a more focused, science-based company. The company recorded a net charge of $411 million related to employee separation costs and asset impairment charges. This includes $312 million to provide severance benefits for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities. These staff reductions affected essentially all segments. Approximately 2,400 employees were separated as of December 31, 2004. The company also recorded a benefit of $22 million in 2004 resulting from changes in estimates for current and prior years' restructuring programs. In addition, the company recorded impairment charges of $121 million in 2004 which included: $27 million to reflect an other than temporary decline in the value of an investment security; $23 million related to the shutdown of U.S. manufacturing assets; $42 million related to the write down of certain European manufacturing assets; and $29 million to write off abandoned technology. Additional details related to these employee separation costs and asset impairment charges are contained in Note 4 to the Consolidated Financial Statements.

In the aggregate, payments from operating cash flows to terminated employees are expected to total about $302 million. Over 40 percent of these cash outlays were made in 2004, over 50 percent are expected to be paid in 2005, and the remainder thereafter. As a result of these activities, the company expects annual pretax cost savings of about $225 million per year of which about 40 percent were realized in 2004 and essentially all the remaining savings are expected to be realized in 2005. Over 50 percent of these savings will result in reduced Selling, general and administrative expenses, over 30 percent in reduced Cost of goods sold and other operating charges, and the balance in reduced Research and development expense. The impact of these workforce reductions represents a key component of the company's previously announced $900 million cost improvement program.

2002 Programs

Restructuring programs instituted in 2002 further aligned resources consistent with the specific missions of the segments, thereby improving competitiveness, accelerating progress toward sustainable growth and addressing weakening economic conditions. These programs are discussed below. Additional details are contained in Note 4 to the Consolidated Financial Statements.

2002 Coatings & Color Technologies

A restructuring program was instituted within Coatings & Color Technologies in the fourth quarter 2002. Under the program, costs to terminate approximately 775 employees involved in technical, manufacturing, marketing and administrative activities reduced 2002 Income before income taxes and minority interests by $69 million. Essentially all employees had been terminated as of December 31, 2003 thereby completing this portion of the program. In addition, the company shut down operating facilities during 2003 due to transferring production to more cost effective facilities.

In the aggregate, payments from operating cash flows to terminated employees and to third parties, principally for dismantlement and removal activities, are expected to total about $75 million. Over 50 percent of these cash outlays were made in 2003, 30 percent in 2004, and the remaining payments will be made over the next several years. As a result of these activities, the company realized annual pretax cost savings of about $55 million per year, with about 60 percent realized in 2003 and essentially all of the remaining savings realized in 2004. About 70 percent of these savings resulted in reduced Cost of goods sold and other operating charges, with the remaining 30 percent divided about evenly between Selling, general and administrative expenses and Research and development expense.

2002 Textiles & Interiors

A restructuring program was instituted within Textiles & Interiors in the second quarter 2002. Under the program, the cost to terminate approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities and to shut down operating facilities, principally due to transferring production to more cost effective facilities, reduced 2002 Income before taxes and minority interest by $208 million. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program.

In the aggregate, payments from operating cash flows to terminated employees and third parties for dismantlement and removal activities are expected to total about $154 million. About 30 percent of the cash outlays were made in 2002, 40 percent in 2003, 10 percent in 2004, and the remainder will be made over the next several years. The company realized annual pretax cost savings of about $120 million per year from this restructuring program. About 20 percent of these savings were realized in 2002, and essentially all of the remaining savings were realized in 2003. About 80 percent of these savings resulted in reduced Cost of goods sold and other operating charges, with the remaining 20 percent divided evenly between Selling, general and administrative expenses and Research and development expense.

(Dollars in millions)	2004	2003	2002

SEPARATION CHARGES–
TEXTILES & INTERIORS	$667	$1,620	–

On April 30, 2004, the company completed the sale of INVISTA to Koch for $3,844 million, except for the transfer of the company's interest in certain equity affiliates. The transfer of these affiliates will be delayed until the company receives approval from its equity partners. Upon the transfer of these equity affiliates, DuPont expects to realize a gain of approximately $77 million, subject to adjustments related to the timing of the transfer. If the company's interest in these equity affiliates were not to be transferred, final cash proceeds would be reduced by $168 million, of which DuPont received $138 million as an advance payment at closing on April 30, 2004.

In 2004, the company recorded a charge of $667 million as a result of the INVISTA sale and other Textiles & Interiors separation activities. The INVISTA related portion of this charge was $626 million and included the following: a reduction of the original sales price of $240 million, a charge of $77 million related to the delayed transfer of certain equity affiliates (discussed above), $118 million related to changes in the book value of net assets sold, $37 million related to final settlement of working capital balances and other separation charges of $154 million which consisted primarily of incremental legal, accounting and other advisory fees, other employee related separation costs, and the early termination of a long-term supply contract. Additional charges and credits could occur when the company finalizes its 2004 tax returns.

The company also has plans underway to sell the remaining assets of Textiles & Interiors not purchased by Koch. As part of the company's plans to sell these assets, the company recorded a $41 million impairment charge to write down its investment in an equity affiliate to fair market value. The company completed the sale of this investment in an affiliate on November 30, 2004 for $108 million which included $68 million in cash proceeds and a $40 million receivable secured by a bank letter of credit. The impact of separating the remaining Textiles & Interiors businesses is not expected to be significant to the company's financial position, liquidity or results of operations.

Part II

  The following table summarizes 2004 cash proceeds related to the sale of Textiles & Interiors assets:

(Dollars in millions)

Sale of INVISTA (April 30, 2004)	$3,844
Cash retained by INVISTA businesses sold	(75)
Settlement of INVISTA working capital and pensions	3
Sale of investment in equity affiliate (November 30, 2004)	68

Total	$3,840

In 2003, the company recorded a charge of $1,620 million related to the planned separation of Textiles & Interiors. The company wrote down the assets to be sold to estimated fair value and recorded separation charges as follows: Property, plant and equipment of $1,168 million, intangible assets of $57 million (excluding goodwill, see Note 6), equity affiliates of $293 million, a pension curtailment loss of $78 million, and other separation charges of $24 million. The write-downs were based on estimated fair values as determined through a combination of negotiations to sell the assets and cash flow projections.

At September 30, 2003 the company reclassified to assets held for sale the INVISTA related assets. Upon reclassification the company ceased depreciation and amortization of these assets which improved earnings per share by approximately $0.10 in 2004 and $0.07 in 2003. The company will have significant continuing involvement with INVISTA as a result of long-term purchase and supply contracts. In addition, the company has entered into a long-term contract manufacturing agreement in which INVISTA will manufacture and supply certain products for the company.

(Dollars in millions)	2004	2003	2002

GOODWILL IMPAIRMENT–
TEXTILES & INTERIORS	–	$295	–

In 2003, in connection with the pending sale of INVISTA, the company was required to test the related goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded fair value, and accordingly, the company recorded an impairment charge of $295 million to write off all of the goodwill associated with INVISTA. This write-off was based on an estimate of fair value as determined by the negotiated sales price of the INVISTA net assets.

(Dollars in millions)	2004	2003	2002

NONOPERATING GAIN	–	$62	–

In 2003, the company recognized a $62 million gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited. See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2004	2003	2002

GAIN ON SALE OF
DUPONT PHARMACEUTICALS	–	–	$25

In 2002, DuPont recognized a $25 million gain related to the 2001 sale of substantially all the net assets of DuPont Pharmaceuticals to Bristol-Myers Squibb Company. DuPont retains its interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs.

(Dollars in millions)	2004	2003	2002

(BENEFIT FROM) PROVISION
FOR INCOME TAXES	$(329)	$(930)	$185
Effective income tax rate	(22.8)%	(650.3)%	8.7%

In 2004, the company recorded significant tax benefits which principally included $360 million on exchange losses in connection with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations, $320 million related to the separation of Textiles & Interiors, $160 million primarily related to agreement on certain prior year audit issues previously reserved, and $137 million resulting from recording deferred tax assets in two European subsidiaries for tax basis investment losses recognized on local tax returns. These tax benefits were partly offset by net tax expense on other operating results.

In 2003, the company also recorded significant tax benefits which principally included $669 million related to recording deferred tax assets in two European subsidiaries for tax basis investment losses recognized on local tax returns, $544 million related to the separation of Textiles & Interiors, and $187 million on exchange losses in connection with the company's foreign currency hedging program. These tax benefits were partly offset by net tax expense on other operating results.

The tax provision in 2002 reflects net tax expense on operating results, including a tax benefit of $235 million on exchange losses in connection with the company's foreign currency hedging program. For additional information with respect to the company's effective income tax rates for 2004, 2003 and 2002, see Note 9 to the Consolidated Financial Statements.

The company's current estimate of the 2005 effective income tax rate is about 27 percent, excluding any tax effects of exchange gains and losses or special items, neither of which can be reasonably estimated at this time.

(Dollars in millions)	2004	2003	2002

MINORITY INTERESTS IN (LOSSES) EARNINGS OF CONSOLIDATED SUBSIDIARIES	$(9)	$71	$98

Minority interests in losses of consolidated subsidiaries in 2004 reflect the consolidation of DDE as a VIE. Prior years include expenses associated with corporate minority interest structures which were redeemed in 2003.

(Dollars in millions)	2004	2003	2002

CUMULATIVE EFFECT OF CHANGES IN
ACCOUNTING PRINCIPLES	–	$(29)	$(2,944)

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

The company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," resulted in a cumulative effect after-tax charge to income of $2,944 million, effective January 1, 2002. This charge was attributable to goodwill impairments of $2,866 million in Agriculture & Nutrition and $78 million in Textiles & Interiors.

(Dollars in millions)	2004	2003	2002

NET INCOME (LOSS)	$1,780	$973	$(1,103)

2004 vs. 2003    Net income for 2004 was $1,780 million compared to $973 million for 2003. Higher Net income reflects higher sales volumes, higher local currency prices and currency benefit from the weaker USD. In addition, cost improvement efforts made as part of the company's $900 million cost reduction program helped to offset general inflation in operating costs and higher planned spending for growth initiatives.

Net income increased despite significantly higher raw material costs. Higher hydrocarbon prices, the single largest component of the company's raw material cost increase, escalated to historical highs during the year, driving up total variable costs by about $400 million, after-tax.

Net after-tax charges for special items were $613 million, compared to net after-tax charges of $667 million in 2003. See the table appearing on page 23 for additional details.

2003 vs. 2002    Net income for the year 2003 was $973 million versus a net loss of $1,103 million in 2002. Income before the cumulative effect of changes in accounting principles was $1,002 million in 2003 versus $1,841 million in 2002, a decrease of $839 million or 46 percent. In 2003, special items totaled a net after-tax charge of $667 million, representing an increase of $499 million versus 2002, principally the result of 2003 charges taken in connection with the sale of INVISTA.

In addition to the impact of increased special items, the reduction in 2003 Income before cumulative effect of changes in accounting principles versus 2002 reflects a $650 million after-tax increase in raw material costs and a $400 million after-tax increase in pension, other postretirement benefits, and stock option expenses. The remaining operating variances totaled a benefit of about $700 million, principally the result of higher sales volumes, other income, and more favorable currency translation and income tax rates.

Earnings per share on a diluted basis were $1.77 in 2004, $0.96 in 2003 and a loss of $1.11 in 2002.

Special Items (Dollars in millions, except per share)	Pretax Benefit (Charge) [1]	After-Tax (Charge)	Diluted Earnings (Loss) Per Share

2004
Employee separation costs and asset impairment charges	$(411)	$(302)	$(0.29)
DDE litigation	(268)	(231)	(0.23)
Textiles & Interiors related items [2]	(667)	(210)	(0.22)
PFOA class action litigation	(108)	(70)	(0.07)
Automotive refinish litigation	(36)	(23)	(0.02)
Benlate® litigation	20	13	0.01
Tax items	50	210	0.21

Total	$(1,420)	$(613)	$(0.61)

2003
Textiles & Interiors related items [2]	$(1,899)	$(686)	$(0.68)
Benlate® litigation	(78)	(50)	(0.05)
Corporate minority interest redemption	–	(17)	(0.02)
Employee separation costs and asset impairment charges	17	12	0.01
Pharmaceuticals – favorable arbitration ruling	23	15	0.01
Gain on Canadian currency contract	30	18	0.02
Agriculture & Nutrition – The Solae Company nonoperating gain	62	41	0.04

Total	$(1,845)	$(667)	$(0.67)

2002
Employee separation costs and asset impairment charges	$(290)	$(200)	$(0.19)
Litigation costs	(130)	(81)	(0.08)
Exchange loss (Argentina mandatory conversion)	(63)	(63)	(0.06)
Product exit costs	(47)	(29)	(0.03)
Loss on early extinguishment of debt	(21)	(17)	(0.02)
Tax items – net	–	65	0.06
Pioneer acquisition-related costs	40	67	0.07
Gain on asset sales	109	90	0.09

Total	$(402)	$(168)	$(0.16)

1
The segment impact of these special items is included in Note 32 to the Consolidated Financial Statements.

2
Includes deferred tax benefits related to two European subsidiaries of $137, or $0.13 per share in 2004, and $669, or $0.67 per share in 2003.

Accounting Standards Issued Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation." DuPont voluntarily adopted the SFAS 123 fair value based method of accounting for share-based payment transactions with employees in 2003. SFAS 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. This statement becomes effective for the company beginning in the third quarter of 2005. The company is assessing the provisions of the amendment, and does not currently expect its adoption in 2005 to materially impact its financial position, liquidity or results of operations.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, postretirement employee benefit obligations, income taxes, restructuring reserves, environmental matters, and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In connection with the company's postretirement benefit plans, the fair value of assets in all pension plans was $18 billion at December 31, 2004, and the related benefit obligations were $22 billion. In addition, obligations under the company's unfunded other postretirement benefit plans were $5 billion at December 31, 2004. Expected return on plan assets and discount rate assumptions are particularly important when determining the company's benefit obligations and net periodic benefit costs associated with postretirement benefits. The following table highlights the potential impact on the company's pretax earnings due to changes in these assumptions with respect to the company's pension and other postretirement benefit plans, based on assets and liabilities at December 31, 2004:

(Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease

Discount rate	$84	$(89)
Expected rate of return on plan pension assets	80	(80)

Additional information with respect to pension and other postretirement employee expenses and liabilities is discussed under Long-Term Employee Benefits beginning on page 42.

ENVIRONMENTAL MATTERS

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company's estimates are based on a number of factors, including the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multiparty sites, and the number of and financial viability of other PRPs. The company has recorded a liability of $359 million on the Consolidated Balance Sheet as of December 31, 2004; these accrued liabilities exclude claims against third parties and are not discounted.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to two to three times the amount accrued. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as the Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the company for cleaning up the damage resulting from company-generated waste disposal. Over the next two decades, the company may incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs. Therefore, it is difficult to develop accurate estimates of future site remediation costs. A detailed discussion of environmental matters is contained in Management's Discussion and Analysis, beginning on page 43.

LEGAL CONTINGENCIES

The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims. The company records reserves for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these reserves to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits, and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. Considerable judgment is required in determining whether to establish a litigation reserve when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 25 to the Consolidated Financial Statements.

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

In 2004 and 2003, DuPont recorded $137 million and $669 million, respectively, in deferred tax assets associated with two European subsidiaries for their tax basis investment losses recognized on local tax returns. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

VALUATION OF ASSETS

Assessment of the potential impairment of property, plant and equipment, goodwill, other purchased intangible assets, and investments in affiliates is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of long-lived assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's businesses operate and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on both the existence and magnitude of impairments, as well as the time at which such impairments are recognized. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Information with respect to the company's significant accounting policies on long-lived assets is included in Note 1 to the Consolidated Financial Statements.

Corporate Outlook

DuPont expects 2005 earnings per share to be between $2.65 and $2.85. Continued success in executing the company's growth strategies, productivity initiatives, and its cash discipline principles is expected to improve earnings per share and cash flow versus 2004.

The company's agriculture businesses are highly seasonal. About two-thirds of the company's annual revenues have historically been realized in the first half of the calendar year. As a result, the company expects that approximately 70 percent of 2005 earnings per share will be realized within the first half of the year. Based on historic patterns of seasonality, first half earnings per share are expected to be about evenly split between the first and second quarters.

Key expectations underlying this outlook are:

Global economy:

•
Worldwide industrial economic growth is expected to be close to its 10-year historical trend line rate of 3 percent, with stronger growth in Eastern Europe, China and Latin America, and growth slightly below this trend in North America, Western Europe, and Japan.

•
Raw material costs are expected to increase above 2004, as oil and U.S. natural gas prices persist at current levels.

Revenue growth:

•
Revenues from new products are expected to increase to 33 percent of total revenue as the company continues to introduce new products and realizes the full advantage of hundreds of new products introduced in the previous four years.

•
The pricing momentum created in 2004 is expected to continue.

•
Emerging market growth is expected to continue to outpace global GDP growth of about 3 percent, as the company increases its penetration into those markets.

Productivity improvements:

•
The application of Six Sigma methodologies to global sourcing, energy reduction, yield improvements, increases in manufacturing uptime and other supply chain efficiencies will intensify in 2005.

•
The company expects to improve operating margins by realizing the full-year savings from the 2004 cost improvement program, coupled with increases in plant operating rates, sales and marketing effectiveness, and improved pricing.

Part II

  Segment Reviews

Segment sales include transfers and a pro rata share of equity affiliate sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles. A reconciliation of segment sales to consolidated Net sales and segment PTOI to Income before income taxes and minority interests for 2004, 2003 and 2002 is included in Note 32 to the Consolidated Financial Statements.

AGRICULTURE & NUTRITION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$6.2	$766
2003	5.5	669
2002	4.5	462

Agriculture & Nutrition leverages DuPont technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply. Global land area that can be used in agricultural production is increasingly limited. Therefore, increases in production will need to be achieved principally through improving crop yields and productivity rather than through increases in planted acreage. Agriculture & Nutrition delivers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. The segment operates across the food value chain from inputs for production agriculture to global production and distribution of soy-based food ingredients, food quality diagnostic testing equipment and services, and liquid food packaging systems. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior germplasm, and the effective use of insecticides, herbicides and fungicides.

Agriculture & Nutrition includes the company's wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer). Pioneer is the world's largest seed producer and the world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and soybean seed. Pioneer benefited in 2004 from the successful launch of its largest technology offering in its history with 18 new soybean varieties and 74 new Pioneer® brand corn hybrids that include new options for corn borer control, corn rootworm control and weed management. While the commercial seed industry for major crops remained stable in 2004, sales for Pioneer grew 15 percent. Sales growth was driven by increased market share in key segments of the corn and soybean markets, as well as strong product performance and price increases in most markets. Herbicide and insect resistant traits, along with high yielding genetics, also supported 2004 sales. The purchase of Verdia during the third quarter of 2004 will provide Pioneer the opportunity to improve its trait discovery capabilities through the use of gene shuffling technology.

Agriculture & Nutrition also serves the global production agriculture industry with crop protection products in the grain and specialty crop sectors, forestry, and vegetation management. Principal crop protection products are herbicides, fungicides, insect control products and plant growth regulators. Sales of crop protection products increased 10 percent, with the most significant market share growth in insecticides, specifically in specialty crops in Asia Pacific. The segment strengthened its global position in products for cotton due to its broad array of offerings. The November 2003 acquisition of the remaining 50 percent ownership interest in Griffin LLC strengthened the segment's product sales and manufacturing resources to better serve customers. The segment also expanded its presence in fruit and vegetable specialty markets and entered the professional pest control market with the launch of several new product offerings.

Agriculture & Nutrition also serves the specialty food ingredients market, including soy proteins and lecithins through its majority-owned venture with Bunge Limited, The Solae Company. In addition, the segment offers systems for the aseptic packaging of beverages, dairy products and pumpable foods in retail and institutional applications. Sales of specialty foods grew 25 percent in 2004, of which 14 percent resulted from the formation of The Solae Company in 2003. Soy crush sales growth was driven by higher commodity prices.

2004 versus 2003    Sales of $6.2 billion increased 14 percent reflecting 7 percent higher USD selling prices, 4 percent higher volumes, and a 3 percent benefit resulting from the formation of The Solae Company and the acquisition of the remaining interest in Griffin LLC. Higher selling prices were driven by a richer mix in corn and soybean seed, reflecting the success of the 2004 technology offering. Volume growth was driven by higher corn sales throughout all regions as well as increased soybean sales in the Northern Hemisphere, higher sales of insecticides in Asia Pacific and higher worldwide sales of soy-based products.

2004 PTOI was $766 million versus $669 million in 2003, up 14 percent. The improvement in 2004 PTOI reflects higher USD selling prices and higher sales volumes, partly offset by higher raw material costs. 2004 results also included restructuring charges of $34 million, whereas 2003 included a benefit of $64 million, principally related to the formation of The Solae Company.

2003 versus 2002    Sales of $5.5 billion were 21 percent higher as both USD selling prices and volumes increased 6 percent. The 21 percent increase also includes 9 percent due to additional sales resulting from the formation of The Solae Company and the acquisition of the remaining interest of Griffin LLC. Higher USD selling prices resulted principally from currency translation, reflecting the weaker dollar. Volume growth principally reflects increased corn seed sales in markets outside of North America, higher sales of herbicides in North America, a significant increase in insecticide sales in Asia Pacific, and higher worldwide sales of soy-based products.

2003 PTOI was $669 million, including a benefit of $64 million principally attributable to the formation of The Solae Company. This compares to PTOI of $462 million in 2002, which included a benefit of $40 million related to revisions in post-employment costs for Pioneer, a $37 million charge to reflect an expected loss on the sale of a manufacturing facility in Europe, and a $47 million charge to write off inventories of discontinued herbicide products. The improvement in 2003 PTOI also reflected the benefits of higher volumes and favorable currency exchange rates, which were partly offset by higher non-cash pension expense and raw material costs.

Outlook    The value of world commodity agricultural production (excluding horticulture and forestry) was at record levels in 2004 except in the Middle East, Africa, and the former Soviet Union. The 2005 global level is forecast to decline 6 percent from the 2004 high. Despite this forecast, 2005 is expected to exceed the 1995-2004 average by 14 percent and still suggests a relatively positive environment.

The economic outlook for North American production agriculture (the largest market for the segment) is positive for 2005 despite lower commodity grain prices. Farm income is up primarily due to higher production resulting from higher yields. Demand from the livestock and industrial sectors in 2005 is expected to increase for commodity grains and oilseeds. North American production agriculture is expected to remain stable as net farm income reached record levels in 2004, grain storage is at historically low levels, and the growers' debt-to-equity and debt-to-asset ratios will be at their lowest levels since the early 1960s. Because of the positive economic environment, crop production in the U.S. and Canada is expected to continue at historically high levels.

Due to these market factors and a number of company specific actions, the segment expects double-digit growth again in 2005. Pioneer expects to increase profitability through corn value offerings and seed treatments in North America, and through volume gains in international markets. Profitability is also expected to be driven by a continued market share gain in the North American soybean market. The segment's introduction of new crop protection products is projected to drive both volume and price gains. Technology will continue to play an important role for Agriculture & Nutrition. Pioneer will build on the unprecedented technology launch that benefited the North American 2004 planting season by offering 21 new soybean varieties and 40 new Pioneer® brand corn hybrids. The segment will also undertake its largest crop protection product launch in 15 years including sulfonylurea blends

Affinity™ and Absolute™; flusilazole for Asian soybean rust; Advion™ and Avaunt® insecticides for professional pest control; and Talendo™ and Talius™ fungicides for grapes. In addition, the segment will continue to develop new mainstream products utilizing Solae® soy protein and seek to generate new opportunities, including low linolenic oil. Planned 2005 product introductions with Solae® soy protein include soy products with improved flavor, 8th Continent™* smoothies and low cost emulsified meat products.

*
8th Continent™ is a trademark of General Mills, Inc.

COATINGS & COLOR TECHNOLOGIES

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$6.0	$718
2003	5.5	735
2002	5.0	760

Coatings & Color Technologies is the world's leading automotive coatings supplier and the world's largest manufacturer of titanium dioxide white pigments. Products offered include high performance liquid and powder coatings for automotive original equipment manufacturers (OEM), the automotive aftermarket (known as refinish), and general industrial applications, which include coatings for plastics, bridges, windmills, pipes and appliances. The company markets its refinish products using the DuPont™, Standox®, Spies Hecker®, and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end refinish markets, while Nason® is primarily focused on economy coating applications. In addition, a broad line of DuPont™ Ti-Pure® titanium dioxide products in both slurry and powder form serve the coatings, plastic, and paper industries. The segment also offers specialty products for ink jet digital printing including pigment and dye based inks and the DuPont™ Artistri™ printing systems for textiles. Specialty products include adhesive bonding and electrical insulation.

The key markets in which Coatings & Color Technologies operates showed slight growth over 2003, with more significant growth in South America, Asia Pacific, and Europe. Industry demand for titanium dioxide white pigment was strong globally in 2004, particularly in the second half, with the industry operating at close to capacity. Demand grew in all regions, although growth in Asia Pacific, particularly China, moderated in the second half of the year as the result of actions by the Chinese government to tighten credit. The segment ended 2004 with record shipments of titanium dioxide through increased marketing efforts and supply chain improvements despite 4 percent higher USD selling prices.

The OEM market realized growth in South America and Asia Pacific and was essentially flat in North America. North American light vehicle builds, which include automobiles and light trucks, were up 1 percent, while European builds were down about 2 percent. Although the collision market is declining, the segment's worldwide refinish volumes were flat with 2003, indicating share gain in the developed markets. Worldwide sales in the specialty coatings, electrical insulation and metal coatings markets showed improvement, while adhesives remained flat, and demand for protective and plastic coatings remained depressed. Powder coatings demand in Europe continued to be depressed, while demand in the Americas showed some improvement.

2004 versus 2003    Sales of $6.0 billion increased 10 percent, principally reflecting a 5 percent benefit from the weaker dollar, 3 percent higher sales volumes, and 2 percent higher local prices. The increase in volumes is primarily related to titanium dioxide as capacity utilization for global titanium dioxide producers grew throughout the year, with all major producers essentially sold out beginning late in third quarter 2004. OEM coatings volume growth moderated in the second half as major auto producers, particularly in the U.S., announced production cutbacks to reduce new car inventories.

PTOI was $718 million in 2004, down slightly from $735 million in 2003. Higher sales volumes and local selling price increases essentially offset net charges totaling $60 million for employee separation costs and $36 million related to the automotive refinishes litigation settlement (see Note 25 to the Consolidated Financial Statements). Higher raw material, energy, and product distribution costs reduced PTOI by approximately $35 million. Higher fixed costs were largely driven by currency translation rates in the coatings businesses, and by spending for growth initiatives in the titanium dioxide business.

2003 versus 2002    Sales of $5.5 billion increased 9 percent, principally due to 8 percent higher USD selling prices, which benefited from currency translation reflecting the stronger Euro and slightly higher prices on a local currency basis. Increased ownership interest in Renpar SA, a South American venture, increased sales 1 percent. Sales volumes were essentially flat, as higher worldwide sales of OEM and refinish coatings were offset by lower titanium dioxide volumes, the latter reflecting weak demand in North America during much of the year.

PTOI was $735 million in 2003 versus $760 million in 2002. Results in 2003 were adversely affected by higher prices for raw materials and increased fixed costs, principally non-cash pension expense, which more than offset the benefits of higher revenue and more favorable currency translation. 2002 includes net charges of $66 million for employee separation costs.

Outlook    The segment expects to continue to increase sales in 2005, while reversing the decline in profitability which has been experienced the past three years. The global coatings industry will continue to provide a challenging operating environment in 2005 as competitive conditions are expected to remain intense. North American and Western Europe 2005 automotive builds are expected to be about flat versus 2004 levels, with continued, although less robust, growth expected in Asia Pacific. Continued growth is expected in China and Taiwan for coatings solution products serving the communication and computer markets, and in Japan for collision and ink products. Industry demand for titanium dioxide is expected to remain strong given continued moderate growth. This growth in demand, along with continued high capacity utilization, should result in a favorable business environment. Assuming moderate market growth, anticipated cost improvements, and the successful implementation of planned price increases, earnings growth is anticipated in 2005.

ELECTRONIC & COMMUNICATION TECHNOLOGIES

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$3.3	$192
2003	2.9	183
2002	2.5	287

Electronic & Communication Technologies provides a broad range of advanced materials for the electronics industry, flexographic printing and color communication systems, and a wide range of fluoropolymer and fluorochemical products. The segment also continues to pursue development activities related to displays and fuel cells.

In the electronics industry, markets served include display materials, integrated circuit fabrication materials and packaging solutions, and printed wire board fabrication materials. The segment meets the rapidly changing market needs for smaller, more portable and powerful electronic devices by building on its strength as a leading supplier of organic, flexible, and ceramic circuit materials. Major product lines include DuPont™ Kapton® polyimide film, Pyralux® flexible laminates, Riston® dry film photoresists, Green Tape™ low temperature co-fired ceramics, Fodel® photoimageable composites, and Posistrip® photoresist removers. During 2004, construction of a new Kapton® polyimide film production line to serve the rapidly growing flexible circuit industry in Asia Pacific was completed by a 50/50 joint venture in Japan. In addition, a 50/50 joint venture was formed in Korea to manufacture Pyralux® adhesiveless, flexible copper-clad laminate composites.

Electronic & Communication Technologies is the market leader in flexographic printing and color communication serving the packaging and commercial printing industries. Its offerings include DuPont™ Cyrel® and Cyrel®FAST™ flexographic printing systems, as well as color communication systems, including DuPont™ WaterProof®, Cromalin®, and Dylux®. Cyrel®FAST™ is the only solvent-free thermal flexographic platemaking technology commercially available. During 2004, Electronic & Communication Technologies increased the number of locations using its Cromalin® digital proofing technology. DuPont is one of four companies offering thermal proofing technology, one of the fastest growing technologies in the market. This technology is helping to offset the rapid decline in the analog proofing technology market.

The segment also includes a portfolio of industrial and specialty fluorochemicals and fluoropolymers which are sold into the refrigeration, insulation, aerosol packaging, telecommunications, aerospace, automotive, electronics, chemical processing, and housewares industries. As the largest global manufacturer of fluoroproducts, the company's offerings include DuPont™ Suva® refrigerants, Teflon® and Tefzel® fluoropolymer resins, Autograph® and Teflon® non-stick finishes, and Teflon® and Tedlar® fluoropolymer films.

Electronic & Communication Technologies leverages DuPont's strong materials and technology base to target growth opportunities in electronics, fluoropolymers, fluorochemicals, packaging graphics, and color communication. In semiconductor fabrication, packaging, and interconnect, the segment is extending and broadening its portfolio of materials to address critical needs in the industry, e.g., chemical mechanical planarization and embedded passives. In the rapidly growing market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment is developing new innovative technologies for liquid crystal displays, such as thermal color filters, while continuing to invest in developing technologies such as organic light-emitting diode (OLED) displays and field emission displays. In packaging graphics, products such as Cyrel®FAST™ have rapidly grown, solidifying the segment's market leadership position. In fluoropolymers and fluorochemicals, the segment continues to pursue product renewal innovations such as next generation refrigerants, while broadening the scope of applications into high growth areas such as limited combustible cable. The company's research efforts on long-term growth opportunities such as fuel cells are showing solid technical progress, although commercial applications in transportation and portable power devices are not expected to advance for several years.

2004 versus 2003    Sales of $3.3 billion increased 13 percent on 10 percent higher volumes and 3 percent higher USD selling prices. Higher volumes reflect a significant increase in demand for electronic materials, fluoropolymers, and refrigerants. Sales outside the U.S. grew 24 percent with sales in Asia Pacific up 36 percent.

PTOI in 2004 was $192 million versus $183 million in 2003. The current year includes net charges of $67 million for employee separation costs and asset impairment charges, and $108 million for PFOA litigation (see Note 25 to the Consolidated Financial Statements). These charges were offset by earnings improvements resulting principally from higher volumes, productivity improvements, and targeted pricing actions throughout 2004.

2003 versus 2002    Sales of $2.9 billion were 14 percent higher than 2002, reflecting 10 percent volume growth as well as an increase of 4 percent attributable to the acquisition of ChemFirst, Inc.'s integrated circuit fabrication materials businesses in November 2002. Increased volumes reflect higher sales of electronic materials and fluoroproducts, including refrigerants and specialty gases, particularly in Asia Pacific. Increased sales volumes also reflect higher worldwide sales of flexographic printing products. These improvements were partly offset by continuing declines in the sales of older analog proofing products.

PTOI was $183 million in 2003 versus $287 million in 2002. The decline in PTOI principally resulted from significantly higher expenditures for the development of OLEDs and increased selling, general and administrative expenses, reflecting, in part, higher non-cash pension costs. The benefit to PTOI from higher revenue was reduced somewhat by slightly higher raw material costs and a shift in fluoroproducts sales mix to lower margin products.

Outlook    In 2005, moderate revenue growth is expected to continue in the markets served by the segment, as year-over-year growth rates in electronics markets slow due to cyclical inventory adjustments, and other markets return to normal growth rates. 2004 results were adversely affected by charges for PFOA litigation. Apart from the impact of these charges, profitability is expected to improve through targeted pricing actions, continued focus on fixed cost control and new product introductions.

PERFORMANCE MATERIALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$6.6	$295
2003	5.4	410
2002	4.9	771

Performance Materials provides customers with more productive, higher performance polymer materials, systems and solutions to improve the uniqueness, functionality and profitability of their product offerings. Performance Materials delivers a broad polymer-based materials product portfolio, including engineering polymers that are primarily used by customers to fabricate components for mechanical and electrical systems, as well as specialized resins and films used in various packaging and industrial applications. These applications include food packaging, sealants and adhesives, sporting goods, and interlayers for laminated safety glass. Key brands include DuPont™ Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Surlyn® resins, SentryGlas® Plus and Butacite® laminate interlayers, Mylar® and Melinex® polyester films, and Viton® fluoroelastomers.

The key markets served by the segment include the automotive original equipment manufacturing and associated after-market industries, as well as electrical, electronics, packaging, construction, and consumer durable goods.

The segment's core competency is applied materials science, focusing on substituting traditional materials with new materials that offer advantages such as performance, durability, aesthetics, and weight reduction. New applications and processing materials into innovative parts and systems are also areas of focus. A recent example of this core innovation capability is SentryGlas® Expressions™, which links DuPont™ polymer materials with ink jet technologies to develop specialty decorative interlayers for architectural applications.

In 2003, the segment announced the rationalization of its engineering polymers compounding facilities, which includes realignment of its operations in Mexico, expansion of its operations in China, the shutdown of one of its production facilities in the Netherlands, and relocation of some of those assets to higher growth regions. The Netherlands shutdown was completed in the second half of 2004 and the relocated assets are scheduled to be in operation in early 2005. Additional compounding capacity was installed in both Shenzhen and Shanghai, China during 2004.

2004 versus 2003    Sales of $6.6 billion were 23 percent higher than 2003, reflecting 9 percent volume growth driven by strong demand in the automotive, electronics, packaging, and construction markets. In addition, 2004 results reflect higher sales of films in Asia Pacific and packaging polymers in Europe, as well as an 8 percentage point benefit from the consolidation of DDE in April 2004 (see Note 1 to the Consolidated Financial Statments) and an increase in USD selling prices of 6 percent.

PTOI was $295 million, down 28 percent from $410 million in 2003. The reduction in earnings reflects, in part, $268 million for DDE litigation (see Note 25 to the Consolidated Financial Statements), $67 million for employee separation costs and asset impairment charges, and about $325 million in higher costs for raw materials, principally those derived from oil and natural gas. These cost increases were largely offset by the benefit from higher sales volumes and USD selling prices.

2003 versus 2002    Sales of $5.4 billion were 9 percent higher than 2002, reflecting 7 percent volume growth, largely due to increased sales of engineering and packaging polymers in Europe and Asia Pacific. In addition, sales improved from 3 percent higher USD selling prices, reflecting the currency benefit of the weaker USD, partly offset by lower local currency selling prices. The growth in volume and increase in USD selling prices was partially offset by a 1 percent decrease in sales from the divestiture of the Clysar® shrink film business in 2002.

PTOI was $410 million in 2003 compared with $771 million in 2002. The decrease in PTOI was primarily due to higher oil and natural gas-related raw material costs and recording transfers of nylon intermediates from Textiles & Interiors at market prices rather than cost in anticipation of the sale of INVISTA. PTOI in 2002 benefited from a $84 million gain on the sale of the Clysar® business.

Outlook    North American and Western Europe 2005 automotive builds are expected to be flat versus 2004 levels, with continued, although less robust, growth expected in Asia Pacific. Global packaging market growth is projected to remain at current levels. The residential construction market is expected to remain strong, and it is anticipated that the electrical and electronics markets will continue to improve.

Performance Materials expects continued revenue growth despite the planned sale of certain DDE assets (see Note 14 to the Consolidated Financial Statements). Pretax profit margins are expected to increase, driven by a combination of price increases and customer-driven innovations for products and processes. Results in 2004 were adversely affected by significant charges for DDE litigation. Apart from the impact of these charges, the level of earnings improvement in 2005 will depend on offsetting continued high petroleum-related raw material costs with price increases and further productivity gains.

PHARMACEUTICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$–	$681
2003	–	571
2002	–	493

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These Angiotensin II Antagonist (AIIA) drugs were discovered by DuPont and developed in collaboration with Merck & Co. (Merck) and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receives royalties and net proceeds as outlined in these licenses and related agreements. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

In September 2002, the U.S. Food & Drug Administration (FDA) approved Cozaar® to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy (hereafter referred to as the RENAAL study). Through 2004, approvals based on the RENAAL study have been granted in 52 countries, with further approvals pending.

The Losartan Intervention For Endpoint reduction in hypertension study (LIFE) results were reported and published in March 2002 at the annual meeting of the American College of Cardiology. The study found that use of Cozaar® significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy (LVH) compared to the beta-blocker atenolol. In March 2003, the FDA approved Cozaar® as the first and only hypertensive medicine to help prevent stroke in patients with hypertension and LVH. In total, 59 countries have granted regulatory licenses to Cozaar® based on the LIFE study.

In 2004, the FDA granted a new indication for Hyzaar® for initial use in appropriate patients with severe hypertension. This fixed dose combination is not indicated for initial therapy of hypertension, except when the hypertension is severe enough that the value of achieving prompt blood pressure control exceeds the risk of initiating combination therapy in these patients.

2004 versus 2003    Worldwide marketing and sales of Cozaar® and Hyzaar® are the responsibility of Merck. Pharmaceuticals receives royalties and net proceeds as outlined by the license agreements. 2004 PTOI was $681 million versus $571 million in 2003. 2003 included a $23 million benefit resulting from a favorable arbitration ruling.

2003 versus 2002    The 2003 PTOI was $571 million, including the benefit described above. The 2002 PTOI was $493 million, including $25 million of benefits primarily resulting from adjustments for the finalization of working capital, transfer of pension assets, and the settlement of tax liabilities related to the sale of DuPont Pharmaceuticals.

Outlook    Merck has identified Cozaar®/Hyzaar® as one of its key growth drivers. These AIIA drugs are the first of a new class of effective and well-tolerated blood pressure lowering medications, and are two of the leading treatments worldwide for hypertension.

DuPont and Merck continue to support the growth of Cozaar® and Hyzaar® with clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar®/Hyzaar® collaboration to continue to be an important contributor to earnings until the U.S. patents expire in 2010. Thereafter, earnings are expected to decline significantly.

SAFETY & PROTECTION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$4.7	$840
2003	4.1	807
2002	3.5	757

Safety & Protection builds on DuPont's 200-year history of being one of the safest industrial companies in the world and extends the company's knowledge and technology to deliver global solutions to protect people, property, operations and the environment. Safety & Protection applies a wide range of technologies, brands and know-how to expand its presence across a spectrum of industrial, service and residential markets. Highly recognized brands are included in its portfolio of product and service offerings, including DuPont™ Kevlar® and Nomex® aramid products; Tyvek® nonwoven sheet structures; Corian® solid surface materials; and safety consulting services, such as SafeReturns™ and the STOP™ family of training materials.

The segment serves a large number of markets that range from construction, industrial chemical, oil, gas, and manufacturing to U.S. defense, homeland security, and safety consulting. It offers innovative building products and services to the global construction market, capitalizing on the company's competency in weatherization systems, security windows and structural integrity. It also provides a broad array of products related to personal protection, including garments and other apparel for protection against chemical, particulate, biological, thermal and cut hazards.

Current offerings to the government include secure environmental treatment systems, specifications for use of DuPont™ SentryGlas® Plus interlayers in bomb-blast resistant windows, use of protective surfaces in military housing construction programs and expanded use of Kevlar®, focusing on military ballistic and other applications. Ongoing concerns with homeland security and the global war on terror led to order increases for military, law enforcement and fire fighting apparel.

In 2004, global Tyvek® sales experienced double-digit growth, driven by continued market penetration, new applications, and growth in the North American and European construction markets. In addition, solid surface products experienced significant growth as they were able to better compete in emerging and global markets due to the Montelli acquisition in China.

Global demand for products that prevent disease and improve productivity in the food, health care and industrial markets continue to create growth opportunities for the segment's clean and disinfect offerings, where revenue was 40 percent higher than 2003.

In the health care marketplace, the segment launched Suprel™ nonwoven medical fabrics and received positive feedback from major U.S. hospitals regarding comfort and protection. With the acquisitions of UK-based Antec International in 2003, and U.S. based BioSentry in 2004, the segment established a presence in the animal health industry.

The segment also expanded its environmental solutions offerings to the oil, gas, industrial and manufacturing markets. Overall revenue from environmental solutions offerings increased 29 percent compared to 2003. The segment experienced a 20 percent increase in global safety consulting revenues with substantial growth in emerging markets.

2004 versus 2003    Sales of $4.7 billion were up 15 percent, due in part to 8 percent higher USD selling prices, largely reflecting the pass-through of higher aniline and other raw material costs via supply contracts. In addition, sales growth reflects 6 percent higher volumes and a 1 percent benefit from small acquisitions. Volume growth was primarily driven by greater worldwide sales of Kevlar® and Nomex® aramids for new and existing applications. Sales of Tyvek® nonwovens and solid surface products experienced double-digit growth, resulting from the strong construction market worldwide.

PTOI in 2004 was $840 million, up 4 percent from $807 million in the prior year. 2004 includes net charges of $70 million for employee separation costs and the impairment of certain European manufacturing assets. These charges were more than offset by improvements resulting from higher volumes and the weaker dollar. Higher local selling prices were offset by the negative effect of higher raw material costs and ongoing investment and growth.

2003 versus 2002    Sales of $4.1 billion were 17 percent higher, with 6 percent due to higher volumes, 6 percent due to higher USD selling prices and 5 percent due to acquisitions, primarily the November 2002 purchase of ChemFirst, Inc., whose chemical intermediate units were integrated into this segment. Volume growth was primarily driven by greater worldwide sales of Kevlar® and Nomex® aramids, reflecting increased demand for military, law enforcement and protective apparel products. Higher volume is also attributable to increased sales of Tyvek® nonwovens and Corian® solid surfaces, reflecting strength in residential construction and home improvement markets. Higher USD selling prices reflect both higher local currency prices as well as the benefit of the weaker dollar.

PTOI in 2003 was $807 million compared to $757 million in 2002, reflecting the benefit of higher volumes and selling prices, partly offset by higher raw material and fixed costs, primarily non-cash pension expense.

Outlook    U.S. and global military and law enforcement demand for ballistic protection is expected to remain strong. Continued strong spending in emergency response markets through U.S. federal homeland security funding, as well as demand from the manufacturing sector in the U.S. and Europe, is expected to continue to support growth in personal protective systems.

The construction industry is expected to remain strong and general improvement in industrial production is also expected to support growth in electrical insulation (transformers and motors), filtration, oil and gas products. Although the industrial chemicals product lines are also expected to benefit from this general improvement, margins are likely to continue to be pressured by energy-related costs, pockets of overcapacity and increased competition from Asia Pacific.

Safety & Protection expects growth in revenue and earnings in 2005 based on continued market penetration and and the introduction of new technologies.

TEXTILES & INTERIORS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2004	$3.3	$(515)
2003	6.9	(1,892)
2002	6.2	89

On April 30, 2004, the company sold INVISTA to Koch for $3,844 million. Additional details regarding Textiles & Interiors are contained on page 20 under Separation Charges – Textiles & Interiors and in Note 5 to the Consolidated Financial Statements. In 2005, any financial transactions relating to the remaining assets of Textiles & Interiors will be reported in Other.

2004 versus 2003    Sales of $3.3 billion were 53 percent lower than the prior year, principally due to the sale of INVISTA on April 30, 2004. PTOI was a loss of $515 million in 2004, including $667 million in separation charges. 2003 PTOI was a loss of $1,892 million, including a net charge of $1,891 million primarily associated with the planned separation of INVISTA.

2003 versus 2002    Sales of $6.9 billion were 12 percent higher than 2002. This includes an 8 percent increase due to including transfers of nylon intermediates to Performance Materials at market prices versus cost beginning in 2003 in anticipation of the separation. Sales increased 4 percent due to a benefit from the weaker USD and slightly higher volumes, partly offset by lower local selling prices.

PTOI was a loss of $1,892 million in 2003 versus earnings of $89 million in 2002. Results in 2003 include a net charge of $1,891 million, primarily associated with the planned sale of INVISTA. This charge reflects the write-down of various manufacturing assets, goodwill and other intangible assets, and investments in certain joint ventures, together with a pension curtailment loss and other separation costs. (Additional details are contained in Notes 5, 6, 9 and 32 to the Consolidated Financial Statements).

Results in 2003 also reflect higher costs for raw materials, principally those derived from petroleum, which reduced earnings by over $600 million. These raw material price increases, combined with higher non-cash pension expense, more than offset the favorable impact of higher sales, lower depreciation, and other cost reductions resulting from restructuring activities. PTOI in 2002 included a net charge of $204 million related to employee separation costs and asset impairments.

OTHER

The company combines the results of its nonaligned and embryonic businesses under Other. These businesses include bio-based materials and growth initiatives. Results related to the company's discontinued Benlate® fungicide business are also included (see Benlate® discussion in Note 25 to the Consolidated Financial Statements). In the aggregate, sales from these businesses represent significantly less than one percent of total segment sales.

2004 PTOI was a loss of $242 million versus a loss of $220 million in 2003. The 2004 loss includes $94 million for employee separation costs, a $29 million charge to write off abandoned technology, and a $20 million benefit from insurance proceeds related to Benlate® litigation. Pretax operating losses also reflect spending for bio-based materials and growth initiatives, as well as other costs, principally for discontinued businesses.

2003 PTOI was a loss of $220 million versus a loss of $265 million in 2002. The 2003 loss includes $78 million in charges associated with Benlate® litigation, as well as spending for bio-based materials and growth initiatives, and other costs, principally related to discontinued businesses. 2002 included $130 million for litigation costs.

Liquidity & Capital Resources

The company considers its strong financial position and financial flexibility to be a competitive advantage. The company's credit ratings of AA- and Aa3 from Standard & Poor's (S&P) and Moody's Investors Services (Moody's), respectively, and its commercial paper rating of A-1+ by S&P and Prime 1 by Moody's are evidence of that strength. This advantage is based on strong business operating cash flows over an economic cycle, and a commitment to cash discipline regarding working capital, capital expenditures and acquisitions.

SOURCES OF LIQUIDITY

The company's liquidity needs can be met through a variety of independent sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper markets, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales.

The company's Cash provided by operating activities was $3.2 billion in 2004, a $600 million increase from the $2.6 billion generated in 2003. The year-over-year increase is primarily the result of higher earnings. The improvement reflects higher selling prices, volume growth, and favorable currency exchange rates, partly offset by higher energy and raw material costs. The company's Cash provided by operating activities was $2.6 billion in 2003, a $150 million increase from the $2.4 billion generated in 2002. The year-over-year increase is a result of lower income tax payments, partially offset by higher raw material costs, termination of the accounts receivable securitization program and funding of the DuPont Canada pension fund in preparation for the separation of INVISTA.

Cash and cash equivalents, and Marketable debt securities totaled $3.5 billion, $3.4 billion and $4.1 billion at December 31, 2004, 2003 and 2002, respectively. The decrease from 2002 to 2003 is primarily attributable to the $1.1 billion of cash used to purchase the shares of DuPont Canada from the minority owners in connection with the sale of INVISTA, and the redemption of corporate minority interest structures.

The commercial paper market is a source of "same day" cash for the company. Given the company's strong credit rating, it has excellent access to this market at preferred rates. The weighted-average interest rates before taxes on commercial paper borrowings for 2004, 2003 and 2002, were 1.4, 1.1 and 1.7 percent, respectively. At December 31, DuPont's commercial paper balance was $600 million,

$4.4 billion and $700 million for 2004, 2003 and 2002, respectively. The $3.8 billion decrease from 2003 to 2004 was primarily attributable to the use of proceeds from the sale of INVISTA to pay down commercial paper. The $3.7 billion increase from 2002 to 2003 was primarily related to activities to support INVISTA related items and the redemption of corporate minority interest structures.

In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $3.3 billion in "same day" credit lines with several major financial institutions. These credit lines are split about equally between 364-day and multi-year facilities.

DuPont also has access to equity markets and to long-term debt capital markets. The company's current relatively low long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets. In April 2004, the company extended its long-term debt maturites with the issuance of $1.4 billion of six- and ten-year notes at very competitive rates. These notes essentially refinanced the $1.3 billion of maturing long-term notes due in 2004 and extended the company's maturity profile.

In 2004, proceeds from asset sales were primarily related to the separation of Textiles & Interiors for $3,840 million (see Note 5 to the Consolidated Financial Statements). There were no material asset sales in 2003. In 2002, proceeds from sales of assets were $196 million, primarily reflecting $143 million received from the sale of the Clysar® shrink film business. In addition, there were $122 million of settlement payments to Bristol-Myers Squibb relating to the 2001 sale of DuPont Pharmaceuticals.

USES OF CASH

The company's cash discipline policy guides the use of cash. The tenets of the policy are first, to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.

Purchases of property, plant and equipment, and investments in affiliates were $1.3 billion in 2004, compared with $1.8 billion in 2003, including $334 million in synthetic leases, and $1.4 billion in 2002. The company expects purchases of property, plant and equipment in 2005 to be between $1.3 and $1.4 billion.

There were no major acquisitions in 2004. Payments for businesses acquired in 2003 totaled $1.5 billion, primarily consisting of two acquisitions. In June and July 2003, the company acquired 66,704,465 shares in DuPont Canada from the minority owners for $1.1 billion. In May 2003, The Solae Company, a majority-owned subsidiary of the company, acquired 82 percent of Bunge Limited's Brazilian ingredients operation for $256 million, with the additional 18 percent acquired in the fourth quarter of 2003 for $44 million. Payments for businesses acquired in 2002 amounted to $697 million which includes the acquisition of ChemFirst, Inc. for $357 million, net of cash acquired, and the acquisition of all of the outstanding common shares of Liqui-Box Corporation for $272 million, net of cash acquired. Additional details related to the acquisitions are provided in Note 28 to the Consolidated Financial Statements.

The settlements of forward exchange contracts issued to hedge the company's net exposure, by currency, related to monetary assets and liabilities resulted in cash payments of $509 million in 2004, $631 million in 2003 and $264 million in 2002. The payments were primarily attributable to the weaker USD versus the Euro and larger net monetary asset positions. These settlements were largely offset by revaluations of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statements of Cash Flows.

Dividends paid to common and preferred shareholders were $1,404 million, $1,407 million and $1,401 million in 2004, 2003 and 2002, respectively. Dividends per share of common stock were $1.40 in each year.

During 2004, the company initiated purchases of shares under the $2 billion share buyback plan authorized by the Board of Directors in June 2001. As of December 31, 2004, 10.6 million shares at a cost of $457 million were purchased under this program. Management expects to continue purchasing stock under the buyback plan to offset dilution from shares issued under employee compensation plans. However, management has not established a timeline for the buyback of the remaining stock under this plan.

In 2002, the company purchased 10.8 million shares for $470 million under a program previously authorized by the

Board. See Note 26 to the Consolidated Financial Statements for a reconciliation of shares activity.

New Legislation

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Some of the options for reinvestment permitted in the Act include hiring and training workers, infrastructure and capital investments, research and development, debt repayment and funding of qualified benefit plan obligations. Uncertainty remains as to how to interpret numerous provisions of the Act. The passage of statutory technical corrections and the issuance of other U.S. Treasury guidance with respect to certain provisions in the Act may determine what amounts, if any, the company will repatriate. DuPont is not yet in a position to determine whether, and to what extent, foreign earnings that have not yet been remitted to the United States may be repatriated. Under the Act, the company could repatriate up to $10 billion. However, no determination has been made as to how much, if any, will be repatriated. Furthermore, the related income tax effects cannot be reasonably estimated at this time. DuPont expects to be in a position to finalize its assessment by mid-year 2005. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2004, no deferred tax liability has been recognized in the company's financial statements.

FINANCIAL CONDITION

Total debt at December 31, 2004 was $6.5 billion, a decrease of $3.7 billion from December 31, 2003, primarily due to the use of proceeds from the sale of INVISTA to pay down commercial paper. In addition to the level of debt, the mix of the company's debt also changed. Commercial paper decreased $3.8 billion and in April 2004 the company issued $1.4 billion of six- and ten-year notes. These notes essentially refinanced the $1.3 billion of maturing long-term notes due in 2004 and extended the company's maturity profile.

Total debt at the end of 2003 was $10.2 billion, a $3.4 billion increase from the $6.8 billion level at the end of 2002. Total debt increased in 2003 as a result of the redemption of the corporate minority interest structures, acquisition of the minority shares held in DuPont Canada, termination of the accounts receivable securitization and synthetic lease programs that were financed by the commercial paper conduit and buyout of certain synthetic leases (not covered under the commercial paper conduit). In addition, the company's debt increased $147 million, reflecting debt balances assumed as a result of acquiring the remaining interest in Griffin LLC. Additional information regarding the termination of the corporate minority interest structures is described below. The company's commercial paper increased $3.7 billion essentially for the reasons described above.

The company's average interest rate at December 31 was 4.2%, 3.0% and 5.0% in 2004, 2003 and 2002, respectively. The change in the rates is due primarily to the level of lower rate commercial paper at year-end.

Cash and cash equivalents and Marketable debt securities were $3.5 billion, $3.3 billion and $4.1 billion at December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, net debt was $2.9 billion, compared to $7.1 billion and $2.7 billion at year-end 2003 and 2002, respectively. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful because it provides the investor with a more realistic view of the company's liquidity and debt position since the company's cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world. Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt.

The following table reconciles the differences from Total debt to net debt.

(Dollars in millions) December 31,	2004	2003	2002

Total debt
Commercial paper	$584	$4,422	$668
Long-term debt due in one year	167	1,262	200
Other short-term debt	185	230	317

Total short-term debt	936	5,914	1,185
Long-term debt	5,548	4,301	5,647

Total debt	$6,484	$10,215	$6,832
Cash and cash equivalents held for sale	–	75	–
Borrowings and capital leases held for sale	(1)	(264)	–
Cash and cash equivalents	3,369	3,273	3,678
Marketable debt securities	167	25	465

Net debt	$2,949	$7,106	$2,689

The following table summarizes changes in net debt throughout 2004, 2003 and 2002.

(Dollars in millions)	2004	2003	2002

Net debt – beginning of year	$7,106	$2,689	$966

Cash provided by continuing operations	3,231	2,589	2,439
Purchases of property, plant & equipment and investments in affiliates	(1,298)	(1,784)	(1,416)
Net payments for businesses acquired	(119)	(1,527)	(697)
Proceeds from sales of assets	68	17	196
Proceeds from sale of assets – Textiles & Interiors, net of cash sold	3,840	–	–
Debt assumed by Koch	255	–	–
Net proceeds from sale of DuPont Pharmaceuticals	–	–	(122)
Forward exchange contract settlements	(509)	(631)	(264)
Dividends paid to stockholders	(1,404)	(1,407)	(1,401)
Acquisition of treasury stock	(457)	–	(470)
Redemption of corporate minority interest structures	–	(2,037)	–
Effect of exchange rate changes on cash	404	425	186
Other	146	(62)	(174)

Decrease (increase) in net debt	4,157	(4,417)	(1,723)

Net debt – end of year	$2,949	$7,106	$2,689

MINORITY INTEREST STRUCTURES

In 2003, the company redeemed two minority interest structures for $2 billion and recorded a charge of $28 million primarily to write off the remaining unamortized costs associated with these transactions. These corporate structures had been established in 2001 and the associated costs were being amortized on a straight-line basis over a five-year period.

CERTAIN GUARANTEE CONTRACTS

Indemnifications

The company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures, and related business activities prior to the completion of the transactions. The terms of these indemnifications, which typically pertain to environmental, tax and product liabilities, are generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2004 and 2003 is $99 million and $31 million, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $74 million is included in the indemnifications balance of $99 million at December 31, 2004. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand-alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models. The company does not believe that these indemnities will have a material impact on the future liquidity of the company (see Note 5 to the Consolidated Financial Statements).

Part II

  Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2004, the company had directly guaranteed $655 million of such obligations, plus $333 million relating to guarantees of obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2004, the liabilities recorded for these obligations were not material.

Existing guarantees for customers and suppliers arose as part of contractual agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has historically guaranteed certain obligations and liabilities related to divested subsidiaries including Conoco and its subsidiaries and affiliates, INVISTA entities sold to Koch, and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco, Koch and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2004, the company has no liabilities recorded for these obligations.

Additional information with respect to the company's guarantees is included in Note 25 to the Consolidated Financial Statements.

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

As of December 31, 2004, the company has one remaining synthetic lease program relating to miscellaneous short-lived equipment valued at approximately $123 million. Lease payments for these assets totaled $54 million in 2004, $43 million in 2003, and $28 million in 2002, and were reported as operating expenses in the Consolidated Income Statement. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the company's Consolidated Balance Sheet. Furthermore, the lease payments associated with this program vary based on one month LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $107 million at December 31, 2004.

CONTRACTUAL OBLIGATIONS

Information related to the company's significant contractual obligations is summarized in the following table:

(Dollars in millions)		Payments Due In

	Total at December 31, 2004	2005	2006-2007	2008-2009	2010 and beyond

Long-term debt [1]	$5,682	$167	$1,114	$1,523	$2,878

Capital leases [1]	36	3	1	1	31

Operating leases	796	301	252	132	111

Purchase obligations [2]
Obligations to Koch [3]	1,444	151	268	311	714
Raw material obligations (excluding Koch)	558	196	196	82	84
Advertising/sponsorships	43	26	17	–	–
Information technology infrastructure and services	73	21	27	8	17
Research and development agreements	83	49	23	4	7
Utility obligations	232	67	80	15	70
Other [4]	61	23	38	–	–

Total purchase obligations	2,494	533	649	420	892

Other long-term liabilities [1,5]
Workers' compensation	66	19	25	9	13
Asset retirement obligations	56	12	18	22	4
Environmental remediation	359	76	109	109	65
Other [6]	121	25	18	17	61

Total other long-term liabilities	602	132	170	157	143

Total contractual obligations	$9,610	$1,136	$2,186	$2,233	$4,055

1
Included in the company's Consolidated Financial Statements.

2
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum, or variable price provisions; and the approximate timing of the agreement.

3
Includes raw material supply obligations of $1.1 billion and contract manufacturing obligations of $300 million.

4
Primarily represents obligations associated with distribution, health care/benefit administration, and other professional and consulting contracts.

5
Pension and other postretirement benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

6
Primarily represents employee-related benefits other than pensions and other postretirement benefits.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations should unforeseen circumstances arise.

Long-Term Employee Benefits

The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, and medical, dental and life insurance benefits for pensioners and survivors. About 82 percent of the company's worldwide benefit obligation for pensions, and more than 99 percent of the company's worldwide benefit obligation for retiree medical, dental and life insurance benefits are attributable to the benefit plans covering substantially all U.S. employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension and medical, dental and life insurance benefits. Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. In the U.S., pension benefits are paid primarily from trust funds established to comply with U.S. federal laws and regulations. The company does not make contributions that are in excess of federal tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions are currently required to be made to the principal U.S. pension plan in 2005. The company will monitor asset values during 2005, and will determine later in the year whether a voluntary contribution is appropriate. Contributions beyond 2005 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. Pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, reduced asset valuations tend to result in higher contributions to pension plans. In 2004, the company contributed $709 million to its pension plans, including $300 million to its principal U.S. pension plan. The company anticipates that it will make approximately $245 million in contributions in 2005 to pension plans other than the principal U.S. pension plan.

Generally accepted accounting principles require the full reflection of the amount of pension under-funding, if any, defined as the amount of the accumulated benefit obligation in excess of the amount of pension assets as of the measurement date. To the extent this amount has not already been fully reflected, the company is required to reflect an additional minimum pension liability, and any adjustment is reflected in Accumulated other comprehensive income in Stockholders' equity. For this purpose, each of the company's pension plans must be tested individually. At year-end 2002, a non-cash after-tax charge of $2.5 billion to Stockholders' equity was recorded in response to lower asset valuations and somewhat higher benefit obligations as of that date. Most of this adjustment is attributable to the principal U.S. pension plan. In 2003 and 2004, $858 million and $1,245 million, respectively, of this charge was reversed, reflecting the net effect of recovering asset values, company contributions, and changes in discount rates.

Medical, dental and life insurance plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $435 million, $410 million, and $400 million for 2004, 2003, and 2002, respectively. This amount is expected to be about $456 million in 2005. Changes in cash requirements during this period reflect higher per capita health care costs, demographic changes, and changes in participant premiums, co-pays and deductibles.

The company's income can be significantly affected by pension benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company's income over each of the last three years was affected by pretax charges and credits related to long-term employee benefits.

Pretax (Dollars in millions)	2004	2003	2002

Pension charges (credits)	$997	$554	$(217)
Other postretirement benefit charges (credits)	(241)	290	395

Net charge	$756	$844	$178

These expenses are determined as of the beginning of each year. The 2004 increase in pension cost is primarily due to lower discount rates and settlement charges associated with the sale of INVISTA. The decrease in 2004 other postretirement benefit expenses reflects the effects of plan amendments made in 2002 and 2004 for its U.S. parent company medical and dental plans, and the curtailment gains recognized as part of the sale of INVISTA in 2004.

The company's key assumptions used in calculating its long-term employee benefits are the expected return on plan assets, the rate of compensation increases, and the discount rate (see Note 29 to the company's Consolidated Financial Statements).

In anticipation of a significant reduction in the number of employees related to the pending INVISTA sale, the company recorded a pretax curtailment loss of $78 million in 2003. Upon completing the sale of INVISTA in 2004, the company recorded a pretax net settlement and curtailment gain of $436 million from its postretirement benefit plans other than pension, and a $446 million net settlement and curtailment charge for its pension plans. An additional $2 million curtailment charge was recorded in connection with 2004 restructuring programs.

Environmental Matters

DuPont operates global manufacturing facilities, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of waste water discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue for the foreseeable future. While these costs may increase in the future, they are not expected to have a material impact on the company's financial position, liquidity or results of operations.

In 2004, DuPont spent about $64 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects will total $106 million in 2005. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $25 million to $40 million.

The Environmental Protection Agency (EPA) challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. Since 2001, DuPont has spent an estimated $2.5 million on HPV testing and estimates it will spend another $0.5 million to complete the original HPV testing program. An extended HPV program is under consideration by the American Chemistry Council that may result in another 10 to 15 chemicals being tested under DuPont's sponsorship. This extended program has not yet been approved. Since 2000, the entire chemical industry has spent an estimated $250 million on HPV testing.

Global climate change is being addressed by the United Nations Framework Convention on Climate Change (the Convention) adopted in 1992. The Kyoto Protocol (the Protocol), adopted in December 1997, is an effort to establish short-term actions under the Convention. The Protocol entered into force in February 2005 in most countries in which DuPont operates. The United States has declined to ratify the Protocol. The European Union (EU) has already begun a program to reduce emissions that includes an emissions trading system linked to the Protocol. The United States continues to pursue a less-restrictive climate policy framework, emphasizing voluntary action. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential and is driving mandatory reductions in developed nations outside the United States. DuPont has a stake in a number of these gases–CO2, N2O, HFCs and PFCs–and has been reducing its emissions of these gases since 1991. DuPont remains well ahead of the target and timetable of the Protocol. However, the company faces the possibility of country-specific restrictions where major reductions have not yet been achieved and has faced high energy prices in Europe and the United States in recent years due, at least in part, to expectations of emission reduction mandates. DuPont is participating in emissions trading in the EU and elsewhere that could aid in satisfying such country-specific requirements. Emission reduction mandates within the United States are not expected in the near future, although Congressional proposals for such mandates have been introduced.

DuPont has discovered that very low levels of dioxins (parts per trillion to low parts per billion) and related compounds are inadvertently generated during its titanium dioxide pigment production process. The company has launched an extensive research and process engineering development program to identify the cause of the dioxin generation and to identify process modifications that will eliminate dioxin formation. The programs implemented to date have resulted in reductions of almost 50 percent, significant progress against DuPont's aggressive goals to reduce such dioxin generation by 90 percent by 2007. Over 99 percent of the dioxin generated at DuPont's production plants becomes associated with process solid wastes that are disposed in controlled landfills where public exposure is negligible.

DuPont uses PFOA, (perfluorooctanoic acid and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions. For a detailed discussion of environmental issues concerning PFOA, see Environmental Proceedings on page 9 of this report and Note 25 to the Consolidated Financial Statements.

Pretax environmental expenses charged to current operations totaled $455 million in 2004 compared with $482 million in 2003, and $480 million in 2002. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities, and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company's overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of the environmental expenses in 2004 were $110 million from the operation of water pollution control facilities and $111 million for solid waste management facilities. About 83 percent of total annual environmental expenses resulted from operations in the United States.

REMEDIATION ACCRUALS

At December 31, 2004, the company's Consolidated Balance Sheet included an accrued liability of $359 million compared to $380 million at year-end 2003. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2004. Of the $359 million accrued liability, approximately 13 percent was reserved for non-U.S. facilities. Approximately 63 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while 24 percent was attributable to CERCLA liabilities. During 2004, remediation accruals of $58 million were added to the reserve and nearly $5 million of remediation liabilities were transferred to Koch as part of the sale of INVISTA. In 2003, $47 million was added to the reserve balance.

REMEDIATION EXPENDITURES

RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were approximately $43 million in 2004, $38 million in 2003, and $42 million in 2002.

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

As of December 31, 2004, the company had been notified of potential liability under CERCLA or state laws at 376 sites around the United States, with active remediation under way at 134 of these sites. In addition, the company has resolved its liability at 141 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at four new sites during 2004 compared with five similar notices in 2003, and eight in 2002. In 2004, three sites were settled by the company. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $27 million in 2004, $22 million in 2003, and $20 million in 2002.

For nearly all Superfund sites, the company's potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to the company versus that attributable to all other PRPs is relatively low. Other PRPs at sites where the company is a party typically have the financial strength to meet their obligations and, where they do not, or where PRPs cannot be located, the company's own share of liability has not materially increased. There are relatively few sites where the company is a major participant, and the cost to the company of remediation at those sites, and at all CERCLA sites in the aggregate, is not expected to have a material impact on the financial position, liquidity or results of operations of the company.

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $74 million in 2004, $60 million in 2003, and $62 million in 2002.

Part II

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Financial Instruments

DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Under procedures and controls established by the company's Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to hedge its exposure to foreign currency, interest rate and commodity price risks. The counterparties to these contractual arrangements are major financial institutions and exchanges.

In January 2004, the company terminated its broad-based foreign currency revenue hedging program, as well as its program to hedge natural gas purchases. All outstanding foreign currency and natural gas hedging positions related to these programs expired during 2004. However, certain business-specific foreign currency hedging programs will continue, as will hedging of foreign currency denominated monetary assets and liabilities. In addition, the company will continue to enter into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash, investments, accounts receivable and derivatives.

As part of the company's risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont, and monitors actual exposures versus established limits on a daily basis. The company has not sustained credit losses from instruments held at financial institutions.

The company maintains cash and cash equivalents, short-and long-term investments, derivatives, and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed, and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company's sales are not materially dependent on a single customer or small group of customers. No one individual customer balance represents more than 5 percent of the company's total outstanding receivables balance as of December 31, 2004. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

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

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. In addition, option and forward exchange contracts are used to hedge a portion of certain anticipated foreign currency raw material purchases from vendors outside of the U.S. Gains and losses on these contracts offset changes in the related foreign currency-denominated costs.

From time to time, the company will enter into forward exchange contracts to establish with certainty the U.S. dollar amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis taking into consideration the amount and duration of the exposure, market volatility and economic trends. Forward exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments.

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

COMMODITY PRICE RISK

The company enters into exchange-traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases.

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

Additional details on these and other financial instruments are set forth in Note 30 to the Consolidated Financial Statements.

VALUE AT RISK

A Value-at-Risk (VaR) analysis provides a forward-looking perspective of the maximum potential loss in fair value for a defined period of time assuming normal market conditions and a given confidence level. The company's risk management portfolio consists of a variety of hedging instruments which provide protection from volatility in the areas of interest rates, foreign currency, agricultural commodities, and energy feedstock commodities. The valuations and risk calculations for the VaR analysis were conducted using the company's risk management portfolios as of December 31, 2004, and 2003. The average, high and low values reflected in the table were developed from each of the four quarters ended in 2004. The VaR analysis used a Monte Carlo simulation type model with a covariance matrix, and employed 3,000 pseudo-random market paths including all risk factors associated with the hedging instruments in the company's risk management portfolios. The calculations were conducted over a 20 business day period at a 95 percent confidence level.

The following table details the results of the VaR analysis for each significant risk management portfolio at the end of both 2004 and 2003. VaR for the entire risk management portfolio is a loss of $150 million for 2004, and a loss of $77 million for 2003; these values reflect the diversification benefits and covariance correlation of the total portfolio.

(Dollars in millions)	2004	2003	Average	High	Low

Foreign currency	$(191)	$(83)	$(246)	$(326)	$(161)
Interest rates	(61)	(32)	(70)	(107)	(35)
Energy feedstock commodities	–	(6)	–	–	–
Agricultural commodities	(23)	(7)	(10)	(23)	(4)

The table above represents the VaR potential loss in fair value when each risk management portfolio is valued individually. The changes in portfolio VaRs in 2004 as compared to 2003 are due to increases in portfolio size, price volatility, and for interest rates, portfolio duration. The VaR model results are only an estimate and are not intended to forecast actual losses that may be incurred in future periods.

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

As of December 31, 2004, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter 2004 that has materially affected the company's internal control over financial reporting. The company has completed its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB) and has concluded that the company's system of internal controls was effective as of December 31, 2004 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has discussed with the company's Audit Committee and independent registered public accounting firm areas identified for improvement.

Item 9B. OTHER INFORMATION

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

The company has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Controller. This Code of Ethics is filed as Exhibit 14 to this Form 10-K. A copy of the Code of Ethics is available upon request.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF
DECEMBER 31, 2004

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [2]

Equity compensation plans approved by security holders	71,466,694	$45.81	36,935,385 [3]
Equity compensation plans not approved by security holders [4]	26,917,109	$45.73	–

	98,383,803	$45.79	36,935,385

1
Excludes restricted stock units or stock units deferred pursuant to the terms of the company's Stock Performance Plan, Variable Compensation Plan or Stock Accumulation and Deferred Compensation Plan for Directors.

2
Excludes securities reflected in the first column.

3
Reflects shares available under rolling five-year average pursuant to the terms of the shareholder-approved Stock Performance Plan (see Note 27 to the company's Consolidated Financial Statements). Does not include indeterminate number of shares available for distribution under the shareholder-approved Variable Compensation Plan.

4
Includes options totaling 25,333,545 granted under the company's 1995, 1997 and 2002 Corporate Sharing Programs (see Note 27 to the company's Consolidated Financial Statements) and 100,000 options with an exercise price of $46.50 granted to a consultant. Also includes 1,483,564 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada (see Note 28 to the Consolidated Financial Statements).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Ratification of Independent Registered Public Accounting Firm" and "Appendix A-1."

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Financial Statement Schedules and Exhibits:

1.
Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.
Financial Statement Schedules–none required.

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2004.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

  3.
  Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).
4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended January 23, 2002 (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2002).
10.2*	Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.3*	Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4*	Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.5*	Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).
10.6*	Company's Salary Deferral & Savings Restoration Plan effective April 26, 1994, as last amended effective January 1, 2000 (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.7*	Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.8*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.9	Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995.
10.10	Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.11	Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.12	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company's Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.13	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the commission upon request.
10.14	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.15	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
12	Computation of the ratio of earnings to fixed charges.
14	Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Controller.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.
32.1	Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2	Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date March 2, 2005		E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/G. M. PFEIFFER G. M. Pfeiffer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/C. O. HOLLIDAY, JR. C. O. Holliday, Jr.	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2005
/s/A. J. P. BELDA A. J. P. Belda	Director	March 2, 2005
/s/R. H. BROWN R. H. Brown	Director	March 2, 2005
/s/C. J. CRAWFORD C. J. Crawford	Director	March 2, 2005
/s/J. T. DILLON J. T. Dillon	Director	March 2, 2005
/s/L. C. DUEMLING L. C. Duemling	Director	March 2, 2005
/s/D. C. HOPKINS D. C. Hopkins	Director	March 2, 2005
/s/L. D. JULIBER L. D. Juliber	Director	March 2, 2005
/s/M. NAITOH M. Naitoh	Director	March 2, 2005
/s/W. K. REILLY W. K. Reilly	Director	March 2, 2005
/s/H. R. SHARP, III H. R. Sharp, III	Director	March 2, 2005
/s/C. M. VEST C. M. Vest	Director	March 2, 2005

E. I. du Pont de Nemours and Company
Index to the Consolidated Financial Statements

Page(s)

Consolidated Financial Statements:
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Income Statements for 2004, 2003 and 2002	F-4
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	F-5
Consolidated Statements of Stockholders' Equity for 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for 2004, 2003 and 2002	F-7
Notes to Consolidated Financial Statements	F-8-F-50

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements

Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and are considered by management to present fairly the company's financial position, results of operations, and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations, and cash flows. Their report is presented on the following page.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company's internal control over financial reporting includes those policies and procedures that:

  i.
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  ii.
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

  iii.
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2004.

Management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report presented on the following page.

Charles O. Holliday, Jr. Chairman of the Board and Chief Executive Officer	Gary M. Pfeiffer Senior Vice President and Chief Financial Officer

February 25, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

We have completed an integrated audit of E. I. du Pont de Nemours and Company's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted a new financial accounting standard for the consolidation of variable interest entities during 2004, and new financial accounting standards for asset retirement obligations and stock-based compensation during 2003. As discussed in Note 10, the Company adopted a new financial accounting standard for goodwill and other intangible assets during 2002.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Philadelphia, Pennsylvania
February 25, 2005

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Income Statements

(Dollars in millions, except per share)

For the year ended December 31,	2004	2003	2002

Net sales	$27,340	$26,996	$24,006
Other income (Note 2)	655	734	516

Total	27,995	27,730	24,522

Cost of goods sold and other operating charges	20,416	20,759	17,529
Selling, general and administrative expenses	3,141	3,067	2,763
Amortization of intangible assets	223	229	218
Research and development expense	1,333	1,349	1,264
Interest expense (Note 3)	362	347	359
Employee separation costs and asset impairment charges (credits) (Note 4)	411	(17)	290
Separation charges – Textiles & Interiors (Note 5)	667	1,620	–
Goodwill impairment – Textiles & Interiors (Note 6)	–	295	–
Gain on sale of interest by subsidiary – nonoperating (Note 7)	–	(62)	–
Gain on sale of DuPont Pharmaceuticals (Note 8)	–	–	(25)

Total	26,553	27,587	22,398

Income before income taxes and minority interests	1,442	143	2,124
(Benefit from) provision for income taxes (Note 9)	(329)	(930)	185
Minority interests in (losses) earnings of consolidated subsidiaries	(9)	71	98

Income before cumulative effect of changes in accounting principles	1,780	1,002	1,841
Cumulative effect of changes in accounting principles, net of income taxes (Note 10)	–	(29)	(2,944)

Net income (loss)	$1,780	$973	$(1,103)

Basic earnings (loss) per share of common stock (Note 11)
Income before cumulative effect of changes in accounting principles	$1.78	$1.00	$1.84
Cumulative effect of changes in accounting principles	–	(0.03)	(2.96)

Net income (loss)	$1.78	$0.97	$(1.12)

Diluted earnings (loss) per share of common stock (Note 11)
Income before cumulative effect of changes in accounting principles	$1.77	$0.99	$1.84
Cumulative effect of changes in accounting principles	–	(0.03)	(2.95)

Net income (loss)	$1.77	$0.96	$(1.11)

See pages F-8 - F-50 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Balance Sheets

(Dollars in millions, except per share)

December 31,	2004	2003

Assets
Current assets
Cash and cash equivalents	$3,369	$3,273
Marketable debt securities	167	25
Accounts and notes receivable, net (Note 12)	4,889	4,218
Inventories (Note 13)	4,489	4,107
Prepaid expenses	209	208
Income taxes (Note 9)	1,557	1,141
Assets held for sale (Notes 5 and 14)	531	5,490

Total current assets	15,211	18,462

Property, plant and equipment (Note 15)	23,978	24,149
Less: Accumulated depreciation	13,754	14,257

Net property, plant and equipment	10,224	9,892

Goodwill (Note 16)	2,082	1,939
Other intangible assets (Note 16)	2,848	2,986
Investment in affiliates (Note 17)	1,034	1,304
Other assets (Notes 9 and 18)	4,233	2,456

Total	$35,632	$37,039

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable (Note 19)	$2,753	$2,412
Short-term borrowings and capital lease obligations (Note 20)	936	5,914
Income taxes (Note 9)	192	60
Other accrued liabilities (Note 21)	3,962	2,963
Liabilities held for sale (Notes 5 and 14)	96	1,694

Total current liabilities	7,939	13,043

Long-term borrowings and capital lease obligations (Note 22)	5,548	4,301
Other liabilities (Note 23)	8,692	8,909
Deferred income taxes (Note 9)	966	508

Total liabilities	23,145	26,761

Minority interests (Note 24)	1,110	497

Commitments and contingent liabilities (Note 25)
Stockholders' equity (next page)
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31:
$4.50 Series – 1,672,594 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; Issued at December 31, 2004 – 1,081,382,048; 2003 – 1,084,325,552	324	325
Additional paid-in capital	7,784	7,522
Reinvested earnings	10,182	10,185
Accumulated other comprehensive loss	(423)	(1,761)
Common stock held in treasury, at cost (Shares: December 31, 2004 and 2003 – 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	11,377	9,781

Total	$35,632	$37,039

See pages F-8 - F-50 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Note 26)

(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Reinvested Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity	Total Comprehensive Income (Loss)

2002
Balance January 1, 2002	$237	$327	$7,371	$13,517	$(273)	$(6,727)	$14,452

Net loss				(1,103)			(1,103)	$(1,103)
Cumulative translation adjustment					61		61	61
Net revaluation and clearance of cash flow hedges to earnings					(7)		(7)	(7)
Minimum pension liability					(2,532)		(2,532)	(2,532)
Net unrealized loss on securities					(16)		(16)	(16)

Total comprehensive loss								$(3,597)

Common dividends ($1.40 per share)				(1,391)			(1,391)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(470)	(470)
Retirement		(3)	(73)	(394)		470	–
Common stock issued			24				24
Compensation plans			55				55

Balance December 31, 2002	$237	$324	$7,377	$10,619	$(2,767)	$(6,727)	$9,063

2003
Net income				973			973	$973
Cumulative translation adjustment					114		114	114
Net revaluation and clearance of cash flow hedges to earnings					25		25	25
Minimum pension liability					858		858	858
Net unrealized gain on securities					9		9	9

Total comprehensive income								$1,979

Common dividends ($1.40 per share)				(1,397)			(1,397)
Preferred dividends				(10)			(10)
Common stock issued		1	65				66
Compensation plans			80				80

Balance December 31, 2003	$237	$325	$7,522	$10,185	$(1,761)	$(6,727)	$9,781

2004
Net income				1,780			1,780	$1,780
Cumulative translation adjustment					74		74	74
Net revaluation and clearance of cash flow hedges to earnings					12		12	12
Minimum pension liability					1,245		1,245	1,245
Net unrealized gain on securities					7		7	7

Total comprehensive income								$3,118

Common dividends ($1.40 per share)				(1,394)			(1,394)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(457)	(457)
Retirement		(3)	(75)	(379)		457	–
Common stock issued		2	95				97
Compensation plans			242				242

Balance December 31, 2004	$237	$324	$7,784	$10,182	$(423)	$(6,727)	$11,377

See pages F-8 - F-50 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Dollars in millions)

For the year ended December 31,	2004	2003	2002

Operating activities
Net income (loss)	$1,780	$973	$(1,103)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cumulative effect of changes in accounting principles (Note 10)	–	29	2,944
Depreciation	1,124	1,355	1,297
Amortization of intangible assets	223	229	218
Separation charges – Textiles & Interiors (Note 5)	667	1,620	–
Goodwill impairment – Textiles & Interiors (Note 6)	–	295	–
Gain on sale of DuPont Pharmaceuticals (Note 8)	–	–	(25)
Other operating activities – net	774	334	833
(Increase) decrease in operating assets:
Accounts and notes receivable	(309)	(852)	468
Inventories and other operating assets	(140)	(125)	(476)
Decrease in operating liabilities:
Accounts payable and other operating liabilities	(28)	(51)	(158)
Accrued interest and income taxes (Notes 3 and 9)	(860)	(1,218)	(1,559)

Cash provided by operating activities	3,231	2,589	2,439

Investing activities
Purchases of property, plant and equipment	(1,232)	(1,713)	(1,280)
Investments in affiliates	(66)	(71)	(136)
Payments for businesses net of cash acquired	(119)	(1,527)	(697)
Proceeds from sale of assets – Textiles & Interiors, net of cash sold (Note 5)	3,840	–	–
Net cash flows related to sale of DuPont Pharmaceuticals (Note 8)	–	–	(122)
Proceeds from sale of other assets	68	17	196
Purchase of beneficial interest in securitized trade receivables	–	(445)	–
Maturity/repayment of beneficial interest in securitized trade receivables	–	445	–
Net (increase) decrease in short-term financial instruments	(137)	458	(318)
Forward exchange contract settlements	(509)	(631)	(264)
Other investing activities – net	91	92	29

Cash provided by (used for) investing activities	1,936	(3,375)	(2,592)

Financing activities
Dividends paid to stockholders	(1,404)	(1,407)	(1,401)
Net (decrease) increase in short-term (less than 90 days) borrowings	(3,853)	3,792	607
Long-term and other borrowings:
Receipts	1,601	553	934
Payments	(1,555)	(954)	(1,822)
Acquisition of treasury stock (Note 26)	(457)	–	(470)
Proceeds from exercise of stock options	197	52	34
Redemption of minority interest structures (Note 24)	–	(2,037)	–
Other financing activities – net	(79)	32	–

Cash (used for) provided by financing activities	(5,550)	31	(2,118)

Effect of exchange rate changes on cash	404	425	186

Increase (decrease) in cash and cash equivalents	$21	$(330)	$(2,085)
Cash and cash equivalents at beginning of year	3,348	3,678	5,763

Cash and cash equivalents at end of year	$3,369	$3,348 *	$3,678

*
Includes cash classified as Assets held for sale within the Consolidated Balance Sheet (Note 5).

See pages F-8 - F-50 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to Consolidated Financial Statements
(Dollars in millions, except per share)

1.     Summary of Significant Accounting Policies

DuPont follows generally accepted accounting principles. The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained, and variable interest entities (VIE) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as Minority interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. This includes majority-owned entities for which the company does not consolidate because a minority investor holds substantive participating rights. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method.

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

Investments in Securities

Marketable debt securities represent investments in fixed and floating rate financial instruments with maturities of twelve months or less from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

Other assets include long-term investments in securities, which comprise marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders' equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in Other income. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost (see Note 18).

Inventories

The majority of the company's inventories are valued at cost, as determined by the last-in, first-out (LIFO) method; in the aggregate, such valuations are not in excess of market. Pioneer inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

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

Goodwill and Other Intangible Assets

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

Litigation

The company accrues for liabilities related to litigation matters when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

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

Foreign Currency Translation

The U.S. dollar (USD) is the functional currency of most of the company's worldwide operations. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD, at end-of-period exchange rates, and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders' equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD, and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

Stock-Based Compensation

The company has stock-based employee compensation plans which are described more fully in Note 27. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

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

	2004	2003	2002

Net income (loss), as reported	$1,780	$973	$(1,103)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	49	31	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	77	125	171

Pro forma net income (loss)	$1,752	$879	$(1,271)

Earnings (loss) per share:
Basic – as reported	$1.78	$0.97	$(1.12)

Basic – pro forma	$1.75	$0.87	$(1.29)

Diluted – as reported	$1.77	$0.96	$(1.11)

Diluted – pro forma	$1.73	$0.87	$(1.28)

Variable Interest Entities

In 2004, DuPont adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, (revised December 2003), and consolidated its VIEs, for which it was considered the primary beneficiary. One of these VIEs which provided manufacturing services to the company is no longer being consolidated. On April 30, 2004, the company sold the majority of the net assets of Textiles & Interiors, (referred to as INVISTA) to subsidiaries of Koch Industries, Inc. (Koch) (see Note 5). As a result of the sale, DuPont was no longer the primary beneficiary of this entity. The company's equity interest in this VIE of $18 remains in place, and is included in Investment in affiliates. The company's maximum exposure to loss as a result of its involvement with this VIE is through its equity investment and its guarantee of certain debt obligations of the entity, which totaled $197 at December 31, 2004.

DuPont entered into a series of agreements with The Dow Chemical Company (Dow) related to DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture, by which DuPont obtained complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters. In addition, the company has also agreed to a disproportionate allocation of DDE's liabilities and costs with respect to these matters (see Note 25). As a result of these agreements, DuPont became the primary beneficiary of DDE in April 2004.

Other VIEs consolidated as of December 31, 2004 are not significant to the company.

Assets and liabilities of the company's VIEs as of December 31, 2004, consist of the following:

December 31, 2004

Current assets	$356
Assets held for sale (see Note 14)	531
Property, plant and equipment	400
Intangible assets	31
Goodwill	113
Other non-current assets	14

Total assets	$1,445

Current liabilities	297
Liabilities held for sale (see Note 14)	96
Long-term liabilities	186
Minority interests	599

Net assets	$267

The company also has other affiliates that are VIEs for which the company is not currently the primary beneficiary. Future events may require these affiliates to be consolidated if the company becomes the primary beneficiary. The assets and liabilities of these affiliates are immaterial to the Consolidated Financial Statements of the company. The company's share of these affiliates' net income (loss) is included in Other income in the Consolidated Income Statements, and is not material.

Hedging and Trading Activities

Derivative instruments are reported on the Consolidated Balance Sheets at their fair values. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments will generally be offset on the income statement by changes in the fair value of the hedged items. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in Accumulated other comprehensive income (loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

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

See Note 30 for additional discussion regarding the company's objectives and strategies for derivative instruments.

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

Reclassifications

Certain reclassifications of prior years' data have been made to conform to 2004 classifications.

Accounting Standards Issued Not Yet Adopted

In December 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaced SFAS No. 123, "Accounting for Stock-Based Compensation." DuPont voluntarily adopted the SFAS 123 fair value based method of accounting for share-based payment transactions with employees in 2003. SFAS 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. The company is assessing the provisions of the amendment, and does not currently expect its adoption in 2005 to materially impact its financial position, liquidity or results of operations.

2.     Other Income

	2004	2003	2002

Cozaar®/Hyzaar® income	$675	$573	$469
Royalty income	151	141	128
Interest income, net of miscellaneous interest expense	188	70	97
Equity in (losses) earnings of affiliates (Note 17)	(39)	10	36
Net gains on sales of assets	28	17	30
Net exchange losses*	(391)	(134)	(294)
Miscellaneous income and expenses – net	43	57	50

	$655	$734	$516

*
2004, 2003 and 2002 include net exchange losses of $391, $164 and $231, respectively, which resulted from hedging an increased net monetary asset position and a weakening U.S. dollar. Such losses are largely offset by associated tax benefits. 2003 also includes an exchange gain of $30 from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of the minority shareholders' interest in DuPont Canada (see Note 28). 2002 includes an exchange loss of $63 due to the mandatory conversion of the company's U.S. dollar denominated trade receivables to Argentine pesos and moving from a preferential to a free market exchange rate.

3.     Interest Expense

	2004	2003	2002

Interest incurred	$379	$376	$404
Interest capitalized	(17)	(29)	(45)

	$362	$347	$359

Interest incurred in 2002 includes a charge of $21 for the early extinguishment of $242 of outstanding debentures; this charge principally represents premiums paid to investors.

Interest paid was $366 in 2004, $357 in 2003, and $402 in 2002.

4.     Employee Separation Costs and Asset Impairment Charges

2004 ACTIVITIES

During 2004, the company recorded a net charge of $411. This charge includes $312 related to cost reduction initiatives taken to align resources and to adjust the company's infrastructure following the sale of INVISTA, (see Note 5), asset impairment charges which totaled $121, and a credit of $22 related to changes in estimates associated with restructuring activities. The $312 charge consists of termination payments primarily in North America and Western Europe for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities, which reduced segment earnings as follows: Agriculture & Nutrition–$36; Coatings & Color Technologies–$64; Electronic & Communication Technologies–$42; Performance Materials–$45; Safety & Protection–$29; and Other–$96. Employee terminations will be completed by June 2005. As of December 31, 2004, cash payments related to these terminations were $129, and approximately 2,400 employees have been terminated. All payments are expected to be substantially complete by the end of 2005. A net benefit of $10 was recorded in 2004 to reflect lower estimated employee separation settlements in Agriculture & Nutrition–$1; Coatings & Color Technologies–$4; Electronic & Communication Technologies–$1; Performance Materials–$1; Safety & Protection–$1; and Other–$2.

The charges also include $27 in Electronic & Communication Technologies related to the write-down to estimated fair value of an investment, due to an other than temporary decline in its value. In addition, the company recorded a $23 charge in Performance Materials associated with the shutdown of certain U.S. manufacturing assets in connection with the company's exit from the dimethyl terephthalate (DMT) business. This charge covers the net book value of the DMT assets. An additional charge of $1 was recorded in 2004 related to the DMT assets.

The company also recorded a $42 charge to reduce the carrying value of certain European manufacturing assets in Safety & Protection to estimated fair value. As a result of ongoing competitive pressures and a shift in the company's global sourcing of product during the second quarter 2004, the company determined that expected cash flows were not sufficient to recover the carrying value of these assets. Fair value of the assets was based on the assets' expected discounted cash flows. The company also recorded a charge of $29 in Other to write off the net book value of certain patents and purchased technology. Due to changes in the associated manufacturing process and recently executed supply agreements, these abandoned assets were determined to be of no future value to the company.

Account balances and activity for the 2004 restructuring program are summarized below:

	Write- down of Assets	Employee Separation Costs	Total

Charges to income in 2004	$122	$312	$434
Credits to income in 2004	–	(10)	(10)
Changes to accounts
Employee separation settlements		(129)	(129)
Facility shutdowns	(122)		(122)

Balance at December 31, 2004	$–	$173	$173

2003 ACTIVITIES

During 2003, the company did not institute any significant restructuring programs. Benefits of $17 were recorded for changes in estimates related to restructuring initiatives undertaken in prior years.

2002 ACTIVITIES

During 2002, the company recorded a net charge of $290. Charges of $353 relate to restructuring programs instituted in 2002 in Coatings & Color Technologies and Textiles & Interiors, as well as asset write-downs in Agriculture & Nutrition and Textiles & Interiors. These charges reduced segment earnings as follows: Agriculture & Nutrition–$37; Coatings & Color Technologies–$69; Textiles & Interiors–$247. These charges were partially offset by a benefit of $63 related to revisions in estimates associated with 2001 and 2000 in the amounts of $31 and $2, respectively (discussed below), as well as $30 resulting from a favorable litigation settlement under Other Activities.

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

Coatings & Color Technologies

A restructuring program was instituted within Coatings & Color Technologies to enhance its position as a leader in the highly competitive global coatings industry, to align its businesses with accelerating structural changes, and to become a more competitive integrated enterprise. Charges of $69 relate to employee termination payments for approximately 775 employees involved in technical, manufacturing, marketing and administrative activities. The termination program was authorized and benefits were communicated to employees in the fourth quarter 2002, and such benefits may be settled over time or at the time of termination. At December 31, 2004, approximately $53 had been settled and charged against the related liability. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program. In 2003, a net benefit of $4 was recorded to reflect lower estimated benefit settlements to terminate employees.

Textiles & Interiors

A restructuring program was initiated within Textiles & Interiors to better align the business with accelerating structural changes to become a more competitive integrated enterprise and to respond to continuing weakening economic conditions, particularly in the U.S. textile industry. Charges resulting from these activities totaled $208. The charges include $153 related to termination payments for approximately 2,000 employees involved in technical, manufacturing, marketing and administrative activities. The termination program was authorized and benefits were communicated to employees in the second quarter 2002, and such benefits may be settled over time or at the time of termination. At December 31, 2004, approximately $121 had been settled and charged against the related liability. Essentially all employees had been terminated as of December 31, 2003, thereby completing this portion of the program. In 2003, a net benefit of $5 was recorded to reflect lower estimated benefit settlements to terminate employees. An additional benefit of $4 was recorded in 2004 to reflect lower estimated employee separation settlements.

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

The company also recorded a charge of $39 associated with its decision to withdraw from a joint venture in China due to depressed market conditions. The charge covers the write-off of the company's investment in this joint venture. In 2004, a benefit of $2 was recorded as a final adjustment related to the liquidation of the joint venture.

Account balances and activity for the 2002 restructuring programs are summarized below. The remaining liability balance at December 31, 2004 was $35 and represents payments to be made over time to separated employees.

	Write- down of Assets	Employee Separation Costs	Other Exit Costs	Total

Charges to income in 2002	$118	$222	$13	$353
Changes to accounts
Employee separation settlements		(42)		(42)
Facility shutdowns	(118)			(118)
Other expenditures			(7)	(7)

Balance at December 31, 2002	$–	$180	$6	$186

Changes to accounts
Credits to income in 2003	(1)	(9)		(10)
Employee separation settlements		(92)		(92)
Facility shutdowns	1			1
Other expenditures			(6)	(6)

Balance at December 31, 2003	$–	$79	$–	$79

Changes to accounts
Credits to income in 2004	(2)	(4)		(6)
Employee separation settlements		(40)		(40)
Facility shutdowns	2			2
Other expenditures

Balance at December 31, 2004	$–	$35	$–	$35

OTHER ACTIVITIES

During 2001 and 2000, the company implemented activities involving employee separations and write-downs of assets. In 2004, a net benefit of $7 was recorded to reflect lower estimated costs related to these activities. The remaining liability balance at December 31, 2004 was $12 and represents payments to be made over time to separated employees. In 2003, a net benefit of $7 was primarily recorded to reflect lower estimated employee separation settlements. In 2002, a net benefit of $33 was recorded to reflect lower estimated costs related to these activities. In addition, a benefit of $30 was recorded due to a favorable litigation settlement related to the company's exit from a joint venture.

5.     Separation Activities–Textiles & Interiors

On April 30, 2004, the company completed the sale of the majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch for $3,844, except for the transfer of the company's interest in certain equity affiliates. The transfer of these affiliates will be delayed until the company receives approval from its equity partners. Upon the transfer of these equity affiliates, DuPont expects to realize a gain of approximately $77, subject to minor adjustments related to the timing of the transfer. If the company's interest in these equity affiliates were not to be transferred, final cash proceeds would be reduced by $168, of which DuPont received $138 as an advance payment at closing on April 30, 2004.

In 2004, the company recorded a charge of $667 as a result of the INVISTA sale and other Textiles & Interiors separation activities. The INVISTA-related portion of this charge was $626 and included the following: a reduction of the original sales price of $240; a charge of $77 related to the delayed transfer of certain equity affiliates (discussed above); $118 related to changes in the book value of net assets sold; $37 related to final settlement of working capital balances; and other separation charges of $154, which consisted primarily of incremental legal, accounting and other advisory fees, other employee related separation costs, and the early termination of a long-term supply contract.

The company also has plans underway to sell the remaining assets of Textiles & Interiors not purchased by Koch. As part of the company's plans to sell these assets, the company recorded a $41 impairment charge to write down its investment in an equity affiliate to fair market value. The company completed the sale of this investment on November 30, 2004 for $108, which included $68 in cash proceeds and a $40 receivable secured by a bank letter of credit.

The following summarizes 2004 cash proceeds related to the sale of Textiles & Interiors assets:

Sale of INVISTA (April 30, 2004)	$3,844
Cash retained by INVISTA businesses sold	(75)
Settlement of INVISTA working capital and pensions	3
Sale of investment in equity affiliate (November 30, 2004)	68

Total	$3,840

In 2003, the company recorded a charge of $1,620 related to the separation of Textiles & Interiors. The company wrote down the assets to be sold to estimated fair value, and recorded separation charges as follows: Property, plant and equipment of $1,168; intangible assets of $57 (excluding goodwill, see Note 6); equity affiliates of $293; a pension curtailment loss of $78; and other separation charges of $24. The write-downs were based on estimated fair values as determined through a combination of negotiations to sell the assets and cash flow projections.

The net assets sold to Koch as of the date of the sale and included in the Consolidated Balance Sheet at December 31, 2003 consisted of the following:

	April 30, 2004	December 31, 2003

Cash and cash equivalents	$75	$75
Accounts and notes receivable	1,094	967
Inventories	645	661
Property, plant and equipment (net)	3,132	3,128
Other intangible assets (net)	181	193
Investment in affiliates	231	329
Prepaid expenses and other assets	150	137

Assets	$5,508	$5,490

Accounts payable	$552	$510
Borrowings and capital lease obligations	370	264
Deferred tax liability	252	316
Other liabilities	386	511
Minority interests	37	93

Liabilities	$1,597	$1,694

The company indemnified Koch against certain liabilities, primarily related to taxes, legal matters, environmental matters, and representations and warranties. The fair value of these indemnities at December 31, 2004 is $74 and is included in the indemnification liability balance (see Note 25). Under the definitive agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed approximately $1,400. The remaining indemnities are not limited to this maximum payment amount.

6.     Goodwill Impairment–Textiles & Interiors

In 2003, in connection with the pending sale of INVISTA, the company was required to test the related goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded its fair value, and accordingly, the company recorded an impairment charge of $295 to write off all of the associated goodwill. This write-off was based on an estimate of fair value as determined by the negotiated sales price of the INVISTA net assets.

7.     Gain on Sale of Interest by Subsidiary–Nonoperating

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's protein technologies business and Bunge's North American and European ingredients operations. As a result of this transaction, the company's ownership interest in the protein technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62, as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge. See Note 28 for additional information.

8.     Gain on Sale of DuPont Pharmaceuticals

In 2002, DuPont recognized a pretax gain of $25 related to the resolution of various matters in connection with the 2001 sale of substantially all of the net assets of DuPont Pharmaceuticals to Bristol-Meyers Squibb Company. DuPont retains its interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs.

9.     (Benefit from) Provision for Income Taxes

	2004	2003	2002

Current tax expense (benefit):
U.S. federal	$85	$14	$20
U.S. state and local	–	(1)	(62)
International	392	297	225

	477	310	183

Deferred tax (benefit) expense:
U.S. federal	(318)	(642)	(71)
U.S. state and local	–	15	37
International	(488)	(613)	36

	(806)	(1,240)	2

(Benefit from) provision for income taxes	$(329)	$(930)	$185

Stockholders' equity:
Stock compensation[1]	(27)	(11)	(12)
Net revaluation and clearance of cash flow hedges to earnings[2]	7	16	(4)
Minimum pension liability[2]	675	453	(1,237)
Net unrealized gains (losses) on securities[2]	4	(1)	(1)

	$330	$(473)	$(1,069)

1
Represents deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect net income.

2
Represents deferred tax charges (benefits) recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity. See Note 26.

Total income taxes paid on worldwide operations were $521 in 2004, $278 in 2003, and $1,691 in 2002.

Deferred income taxes result from temporary differences between the financial and tax basis of the company's assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards/backs included in the deferred income tax provision are as follows:

	2004	2003	2002

Depreciation	$(203)	$(131)	$29
Accrued employee benefits	189	14	119
Other accrued expenses	(220)	93	(85)
Inventories	(33)	(17)	17
Unrealized exchange (loss) gain	(72)	17	–
Investment in subsidiaries and affiliates	275	(340)	31
Amortization of intangibles	(111)	(11)	(168)
Other temporary differences	(108)	(275)	166
Tax loss/tax credit carryforwards/backs	(1,129)	(1,537)	(114)
Valuation allowance change – net	606	947	7

	$(806)	$(1,240)	$2

The significant components of deferred tax assets and liabilities at December 31, 2004, and 2003, are as follows:

	2004		2003

Deferred Tax	Asset	Liability	Asset	Liability

Depreciation	$–	$1,377	$–	$1,602
Accrued employee benefits	2,412	971	2,695	364
Other accrued expenses	655	52	363	4
Inventories	172	142	184	177
Unrealized exchange gains	21	5	6	50
Tax loss/tax credit carryforwards/backs	3,187	–	1,749	–
Investment in subsidiaries and affiliates	–	328	190	–
Amortization of intangibles	156	789	70	734
Other	467	249	626	520

	$7,070	$3,913	$5,883	$3,451
Valuation allowance	(1,797)		(1,083)

	$5,273		$4,800

The deferred tax assets and liabilities relating to the pending INVISTA transaction at December 31, 2003 were primarily included above in Investment in subsidiaries and affiliates. Upon closing the INVISTA sale, these deferred tax assets and liabilities reversed. At December 31, 2004, estimated losses on the sale of INVISTA resulted in an increase in the Tax loss/tax credit carryforwards/backs, partly offset by an increase in the Valuation allowance.

Current deferred tax assets of $1,162 and $863 at December 31, 2004, and 2003, respectively, are included in the caption Income taxes within Current assets of the Consolidated Balance Sheets. In addition, deferred tax assets of $1,233 and $1,054 are included in Other assets at December 31, 2004, and 2003, respectively. See Note 18. Deferred tax liabilities of $69 and $60 at December 31, 2004, and 2003, respectively, are included in the caption Income taxes within Current liabilities of the Consolidated Balance Sheets.

An analysis of the company's effective income tax rate (EITR) follows:

	2004	2003	2002

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Separation charges – Textiles & Interiors	(6.2)	83.8	–
Tax basis investment losses on foreign subsidiaries [1]	(9.5)	(467.5)	–
Lower effective tax rates on international operations – net	(20.8)	(149.3)	(13.8)
Lower effective tax rate on export sales	(3.3)	(23.8)	(2.2)
Tax settlements	(9.5)	–	–
DDE litigation	5.2	–	–
Exchange gains/losses [2]	(14.9)	(85.5)	(5.6)
Domestic operations	1.2	(49.2)	(1.7)
Postemployment costs	–	–	(2.3)
State taxes	–	6.2	(0.7)

	(22.8)%	(650.3)%	8.7%

1
Reflects recording deferred tax assets in two European subsidiaries for tax basis investment losses to be recognized on local tax returns.

2
Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 30 under the heading Currency Risk.

Income before income taxes and minority interests shown below is based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, the income tax provision shown above as United States or international does not correspond to the earnings shown in the following table:

	2004	2003	2002

United States (including exports)	$103	$(174)	$1,227
International	1,339	317	897

	$1,442	$143	$2,124

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2004, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,490. Of this amount, $1,014 has no expiration date, $8 expires after 2004 but before the end of 2009, and $468 expires after 2009.

At December 31, 2004, unremitted earnings of subsidiaries outside the United States totaling $13,865 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. The company is currently evaluating the effects of the repatriation provision included in the American Jobs Creation Act of 2004, signed into law on October 22, 2004. However, the income tax effects related to a potential repatriation cannot be reasonably estimated at this time.

10.    Cumulative Effect of Changes in Accounting Principles

On January 1, 2003, the company adopted SFAS No.143, which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists.

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies. The adoption of SFAS No. 143 resulted in a charge of $46 ($29 after-tax) which has been reported as a cumulative effect of a change in accounting principle. Such amount represents the difference between assets and liabilities recognized prior to the application of this statement and the net amounts recognized pursuant to this statement.

On January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which resulted in a cumulative effect charge to income of $2,944. This charge was attributable to goodwill impairments of $2,866 in Agriculture & Nutrition and $78 in Textiles & Interiors. As there was no tax benefit associated with this charge (goodwill arose in connection with the acquisition of stock versus a purchase of assets), both the pretax and after-tax amounts are the same. A variety of fair valuation methods were used in measuring for impairment, including discounted net cash flow and comparable company multiples of revenues and EBITDA (earnings before interest, taxes, depreciation and amortization). The primary factors that resulted in the impairment charge in Agriculture & Nutrition were the difficult economic environment in the agriculture sector, slower than expected development of and access to traits based on biotechnology, and a slower than expected rate of acceptance by the public of new agricultural products based on biotechnology.

11.    Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2004	2003	2002

Numerator:
Income before cumulative effect of changes in accounting principles	$1,780	$1,002	$1,841
Preferred dividends	(10)	(10)	(10)

Income available to common stockholders before cumulative effect of changes in accounting principles	1,770	992	1,831
Cumulative effect of changes in accounting principles	–	(29)	(2,944)

Net income (loss) available to common stockholders	$1,770	$963	$(1,113)

Denominator:
Weighted-average number of common shares–Basic	997,624,239	996,717,845	994,355,229
Dilutive effect of the company's employee compensation plans	5,768,003	3,292,348	4,381,811

Weighted average number of common shares–Diluted	1,003,392,242	1,000,010,193	998,737,040

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation:

	2004	2003	2002

Average Stock
Options	54,526,028	69,532,336	53,988,901

12.    Accounts and Notes Receivable

December 31,	2004	2003

Trade – net of allowances of $199 in 2004 and $187 in 2003	$3,860	$3,427
Miscellaneous	1,029	791

	$4,889	$4,218

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $88 for 2004, and $148 for 2003.

13.    Inventories

December 31,	2004	2003

Finished products	$2,773	$2,401
Semifinished products	1,355	1,241
Raw materials and supplies	743	767

	4,871	4,409
Adjustment of inventories to a LIFO basis	(382)	(302)

	$4,489	$4,107

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding Pioneer, inventories valued under the LIFO method comprised 77 percent and 82 percent of consolidated inventories before LIFO adjustment at December 31, 2004, and 2003, respectively. Pioneer inventories of $1,060 and $927 at December 31, 2004, and 2003, respectively, were valued under the FIFO method.

14.  Assets and Liabilities Held for Sale–Ethylene and Chlorinated Elastomers

On April 8, 2004, DuPont and Dow executed several agreements related to DDE. One of these agreements granted Dow the option to acquire from DDE certain assets related to the ethylene and chlorinated elastomers businesses, including assets of the Engage®, Nordel®, and Tyrin® businesses. Dow exercised its option on December 31, 2004. The exercise of this option will result in an equity redemption transaction in which DuPont will purchase Dow's equity interest in DDE for $87 after the completion of the asset transfer. Upon completion of the equity redemption transaction the company's minority interest balance will decrease substantially. The transaction is expected to close on June 30, 2005 subject to customary conditions, including applicable regulatory approvals. Upon the exercise of this option by Dow, all criteria were met to report the ethylene and chlorinated elastomers net assets as assets and liabilities held for sale.

The net assets of the ethylene and chlorinated elastomers businesses included in the Consolidated Balance Sheet at December 31, 2004 consisted of the following:

December 31, 2004

Accounts and notes receivable	$96
Inventories	136
Property, plant and equipment (net)	298
Prepaid expense and other assets	1

Assets held for sale	$531

Accounts payable	$69
Borrowings and capital lease obligations	1
Deferred tax liability	2
Other liabilities	24

Liabilities held for sale	$96

15.    Property, Plant and Equipment

December 31,	2004	2003

Buildings	$3,765	$4,121
Equipment	18,853	18,540
Land	418	412
Construction	942	1,076

	$23,978	$24,149

Property, plant and equipment includes gross assets acquired under capital leases of $89 and $108 at December 31, 2004 and 2003, respectively; related amounts included in accumulated depreciation were $45 and $60 at December 31, 2004 and 2003, respectively. The company removed from its fixed asset records certain assets as a result of physical inventories in 2004.

16.    Goodwill and Other Intangible Assets

Goodwill:

Changes in Goodwill for the period ended December 31, 2004 were as follows:

Segment	Balance as of December 31, 2003	Goodwill Adjustments and Acquisitions*	Balance as of December 31, 2004

Agriculture & Nutrition	$593	$18	$611
Coatings & Color Technologies	806	10	816
Electronic & Communication Technologies	178	(10)	168
Performance Materials	220	105	325
Safety & Protection	126	22	148
Other	16	(2)	14

Total	$1,939	$143	$2,082

*
Includes the change in accounting for DDE from an equity affiliate to a consolidated VIE (see Note 1). Goodwill represents the amount by which the recorded investment in the equity affiliate exceeded the fair value of the assets consolidated. Other changes in goodwill in 2004 include the consolidation of other VIEs, purchase accounting refinements, and other acquisitions and divestitures.

Other Intangible Assets:

The adoption of SFAS No. 142 in 2002 established two broad categories of intangible assets: definite-lived intangible assets, which are subject to amortization, and indefinite-lived intangible assets, which are not subject to amortization. The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	December 31, 2004

	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization (Definite-lived)

Purchased technology	$2,178	$(1,050)	$1,128
Patents	164	(35)	129
Trademarks	69	(18)	51
Other [1]	549	(167)	382

	2,960	(1,270)	1,690

Intangible assets not subject to amortization (Indefinite-lived)

Trademarks/tradenames	183	–	183
Pioneer germplasm [2]	975	–	975

	1,158	–	1,158

	$4,118	$(1,270)	$2,848

	December 31, 2003

	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization (Definite-lived)

Purchased technology	$2,097	$(856)	$1,241
Patents	150	(30)	120
Trademarks	74	(11)	63
Other [1]	540	(136)	404

	2,861	(1,033)	1,828

Intangible assets not subject to amortization (Indefinite-lived)

Trademarks/tradenames	183	–	183
Pioneer germplasm [2]	975	–	975

	1,158	–	1,158

	$4,019	$(1,033)	$2,986

1
Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, and noncompetition agreements. Totals include those intangibles obtained through the acquisitions of the remaining interest in Griffin LLC and DuPont Canada, and the formation of The Solae Company (see Note 28).

2
Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

The aggregate amortization expense for definite-lived intangible assets was $223 for 2004, and is estimated to be $225, $210, $190, $170, and $145 for each of the next five years, respectively.

17.    Summarized Financial Information for Affiliated Companies

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1, Basis of Consolidation) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2004, are DuPont Teijin Films, DuPont-Toray Company Ltd., and DuPont Sabanci International, LLC, all of which are owned 50 percent by DuPont. Dividends received from equity affiliates were $60 in 2004, $58 in 2003 and $84 in 2002.

	Year Ended December 31,

Results of operations	2004		2003	2002

Net sales [1]	$6,152		$7,052	$6,850
Earnings (losses) before income taxes	292		(19)	155
Net income (loss) [2]	137		(118)	39

DuPont's equity in earnings (losses) of affiliates:
Partnerships (pretax) [3]	$(88	) [4]	$18	$45
Corporate joint ventures (after income taxes)	49		(8)	(9)

	$(39)		$10	$36

1
Includes sales to DuPont of $764 in 2004, $1,002 in 2003 and $911 in 2002.

2
Includes losses of $52 in 2004, $120 in 2003, and $12 in 2002 in DuPont Photomasks, Inc., an equity affiliate in which DuPont has approximately a 20 percent ownership interest.

3
Income taxes are reflected in the company's provision for income tax.

4
Includes a charge of $150 for antitrust litigation matters associated with DDE which was accounted for as an equity affiliate until April 30, 2004. (see Notes 1 and 25)

Financial position at December 31,	2004		2003

Current assets	$1,972		$3,367
Noncurrent assets	2,811		5,441
Total assets	$4,783	[1]	$8,808

Short-term borrowings [2]	$734		$1,339
Other current liabilities	932		1,814
Long-term borrowings [2]	716		915
Other long-term liabilities	305		628

Total liabilities	$2,687	[1]	$4,696

DuPont's investment in affiliates (includes advances)	$1,034	[1]	$1,304

1
Reduction versus prior year primarily due to the sale of affiliates in 2004 and the change of the investment in DDE from an equity affiliate to a consolidated VIE.

2
DuPont's pro rata interest in total borrowings was $631 in 2004 and $1,004 in 2003, of which $525 in 2004 and $639 in 2003 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 25.

18.    Other Assets

December 31,	2004	2003

Prepaid pension cost (Note 29)	$2,487	$635
Intangible pension asset (Note 29)	35	292
Long-term investments in securities	106	141
Deferred income taxes (Note 9)	1,233	1,054
Miscellaneous	372	334

	$4,233	$2,456

Included within long-term investments in securities are securities for which market values are not readily available. Also included in long-term investments in securities are securities classified as available for sale as follows:

December 31,	2004	2003

Cost	$19	$48
Gross unrealized gains	4	6
Gross unrealized losses	(1)	(10)
Fair value	$22	$44

In 2004, the company received proceeds of $12 from the sale of equity securities. This sale resulted in a pretax gain of $10; the cost of the securities sold was determined based on the original purchase price. The company's sales of equity securities in 2003 and 2002 were not material.

The table below discloses the fair value and unrealized losses on investments included in Other assets. The book value of investments held less than 12 months with a temporary impairment is included in Miscellaneous. The book value of investments held 12 months or greater with a temporary impairment is included in Long-term investments in securities.

	Less Than 12 Months		12 Months or Greater		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable equity securities	$5	$1	$–	$–	$5	$1

Investments in equity securities carried at cost	$–	$–	$7	$3	$7	$3

Total	$5	$1	$7	$3	$12	$4

Marketable Equity Securities

The company's investment in marketable equity securities consists primarily of investments in common stocks of companies in the electronic and communications industry.

The investment in common stock of one company is in an unrealized loss position. The severity and duration of the impairment were reviewed by the company in relation to industry averages. The company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other than temporarily impaired at December 31, 2004.

Investments in Equity Securities Carried at Cost

The aggregate of the company's cost investments totaled $84 at December 31, 2004. One investment in a privately owned company is in an unrealized loss position. The severity and duration of the impairment were reviewed by the company in relation to industry averages. The company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the company's ability and intent to hold this investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider this investment to be other than temporarily impaired at December 31, 2004.

19.    Accounts Payable

December 31,	2004	2003

Trade payables	$2,007	$1,691
Payables to banks	132	181
Compensation awards	152	134
Miscellaneous	462	406

	$2,753	$2,412

Trade payables includes $78 for 2004 and $70 for 2003 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

20.    Short-Term Borrowings and Capital Lease Obligations

December 31,	2004	2003

Commercial paper	$584	$4,422
Other loans – various currencies	156	201
Long-term debt payable within one year	167	1,262
Industrial development bonds payable on demand	26	26
Capital lease obligations	3	3

	$936	$5,914

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $900 and $6,000 at December 31, 2004 and 2003, respectively. The change in estimated fair value in 2004 was due to a decrease in short-term debt, primarily commercial paper and notes due within one year.

Unused short-term bank credit lines were approximately $3,300 and $4,100 at December 31, 2004 and 2003, respectively. These lines support short-term borrowings.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2004 and 2003, was 3.5 percent and 2.0 percent, respectively.

21.    Other Accrued Liabilities

December 31,	2004	2003

Payroll and other employee-related costs	$587	$598
Accrued postretirement benefits cost (Note 29)	456	410
Miscellaneous	2,919	1,955

	$3,962	$2,963

Miscellaneous other accrued liabilities principally include employee separation costs in connection with the company's restructuring programs, advance customer payments, discounts and rebates, accrued environmental remediation costs (short-term), and forward hedge liabilities.

22.    Long-Term Borrowings and Capital Lease Obligations

December 31,	2004		2003

U.S. dollar:
Industrial development bonds due 2007-2029 [1]	$308		$309
Medium-term notes due 2005-2048 [2]	615	[3]	611
6.75% notes due 2004 [4]	–		946	[3]
8.13% notes due 2004 [4]	–		316	[3]
8.25% notes due 2006 [4]	205		213
6.75% notes due 2007 [4]	486		487
3.375% notes due 2007 [4]	399		401
5.75% notes due 2009	200		200
5.88% notes due 2009 [4]	432		442
6.88% notes due 2009 [4]	885		883
4.125% notes due 2010 [4]	908		–
4.75% notes due 2012	400		400
4.875% notes due 2014 [4]	507		–
6.50% debentures due 2028	298		298
Other loans (various currencies) due 2005-2009 [5]	39		17
Capital lease obligations	33		40

	$5,715		$5,563

Less short-term portion of long-term debt	167		1,262

Total	$5,548		$4,301

1
Average interest rates on industrial development bonds were 5.8 percent for December 31, 2004 and 2003.

2
Average interest rates on medium-term notes at December 31, 2004 and 2003, were 4.0 percent and 3.6 percent, respectively.

3
Includes long-term debt due within one year.

4
The company has outstanding interest rate swap agreements with notional amounts totaling $2,897. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on U.S. dollar LIBOR. The fair value of the swaps at December 31, 2004 and 2003, was $65 and $76, respectively.

5
Average interest rates on other loans (various currencies) were 5.1 percent at December 31, 2004 and 4.7 percent at December 31, 2003.

Maturities of long-term borrowings, together with sinking fund requirements, are $208, $906, $3 and $1,519 for the years 2006, 2007, 2008 and 2009, respectively, and $2,879 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $5,900 and $4,700 at December 31, 2004 and 2003, respectively. The change in estimated fair value in 2004 was primarily due to an increase in long-term debt.

23.    Other Liabilities

December 31,	2004	2003

Accrued postretirement benefits cost (Note 29)	$4,369	$5,109
Reserves for employee-related costs	1,669	1,647
Accrued environmental remediation costs	283	313
Miscellaneous	2,371	1,840

	$8,692	$8,909

Miscellaneous other liabilities include asset retirement obligations, litigation reserves, tax contingencies, and certain obligations related to divested businesses.

24.    Minority Interests

At December 31, 2004 Minority interests includes Dow's interest in DDE. DDE was consolidated as a VIE in April 2004; see Notes 1 and 14 for additional details.

In 2003, the company redeemed two minority interest structures for $2,037 and recorded a charge of $28 primarily to write off the remaining unamortized costs associated with the transactions. These structures had been established in 2001 and the associated costs were being amortized on a straight-line basis over a five-year period.

25.    Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of December 31, 2004 is $14. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability for 2004:

Balance – December 31, 2003	$22
Settlements (cash & in kind)	(18)
Aggregate changes – issued 2004	10

Balance – December 31, 2004	$14

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2004 and 2003 is $99 and $31, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $74 is included in the indemnifications balance of $99 at December 31, 2004. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a standalone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2004, the company had directly guaranteed $655 of such obligations, plus $333 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.

The fair value of the guarantees that have been issued or modified since the company's adoption of FASB Interpretation No. 45 on January 1, 2003, is not material. As of December 31, 2004, the liabilities recorded for these obligations were not material. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately

38 percent of the $130 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2004:

Guarantees	Short- Term	Long- Term	Total

Obligations for customers, suppliers and other unaffiliated companies [1]:
Bank borrowings (terms up to 7 years)	$83	$42	$125
Revenue bonds (term 4 years)	–	4	4
Leases on equipment and facilities	1	–	1

Obligations for equity affiliates [2]:
Bank borrowings (terms up to 8 years)	311	168	479
Leases on equipment and facilities (term 5 years)	–	46	46

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	395	260	655

Obligations for divested subsidiaries [3]:
Conoco (terms from 4-22 years)	–	217	217
Consolidation Coal Sales Company (term 6 years)	–	103	103
Invista (term 2 years)	–	13	13

Total obligations for divested subsidiaries	–	333	333

	$395	$593	$988

1
Existing guarantees for customers and suppliers arose as part of contractual agreements.

2
Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

3
The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates, Consolidation Coal Sales Company, and INVISTA entities sold to Koch. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco, Koch and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Operating Leases

The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

As of December 31, 2004 the company had one remaining synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $107 at December 31, 2004. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At December 31, 2004, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $301, $136, $116, $77, and $55 for the years 2005, 2006, 2007, 2008 and 2009 respectively, and $111 for subsequent years, and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $10. Net rental expense under operating leases was $272 in 2004, $269 in 2003 and $247 in 2002.

Asset Retirement Obligations

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies.

Set forth below is a reconciliation of the company's estimated asset retirement obligations from January 1, 2003, when SFAS 143, "Asset Retirement Obligations" was adopted (see Note 1), through December 31, 2004.

Balance – January 1, 2003	$60

Liabilities incurred	1
Accretion expense	4
Revisions in estimated cash flows	(2)
Liabilities settled in 2003	(1)

Balance – December 31, 2003	$62

Liabilities incurred	1
Accretion expense	3
Revisions in estimated cash flows	1
INVISTA obligations	(7)
Liabilities settled in 2004	(4)

Balance – December 31, 2004	$56

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases at December 31,

	2004	2003	2002

Filed	1	3	2
Resolved	4	11	5
Pending	93	96	104

Twenty-one of the 93 cases pending against the company at December 31, 2004, were filed by growers who allege plant damage from using Benlate® 50 DF and, in some cases, Benlate® WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Three of the pending cases include claims for alleged personal injuries arising from exposure to Benlate® 50 DF and/or Benlate® WP. Twenty-eight of the pending cases include claims for alleged damage to shrimping operations from Benlate® OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in August 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. In March 2002, pursuant to DuPont's motion, the judge withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs in the amount of $29. The judgment was later reduced to $26. In May 2004, the Third District Court of Appeal in Miami upheld dismissal of the racketeering verdict, reversed the $26 judgment, and sent the case back to the lower court for a new trial. In the first quarter of 2005, the Florida Supreme Court denied the plaintiffs' petition for review. A new trial date has not been set. A case tried in state court in Florida in 2001 involving alleged damage to orchids resulted in a jury verdict in favor of DuPont. In November 2003, the intermediate appellate court reversed the case and ordered a new trial. DuPont has moved for rehearing of that decision. A trial commenced in state court in Miami on January 24, 2005 involving allegations that DuPont was negligent in connection with the formulation and sale of Benlate® DF. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 41 reopener cases, the Florida federal court dismissed the 19 cases pending before it in July 2004; plaintiffs have appealed. Five additional federal cases were dismissed voluntarily and are pending court approval. Eleven of the remaining reopener cases are in various stages of development in trial and appellate courts in Florida. The first of these cases is scheduled for trial on April 4, 2005. In February 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The remaining case is pending in state court in Hawaii and is scheduled for trial on June 13, 2005.

The three cases involving allegations that Benlate® caused birth defects to children exposed in utero are pending in Delaware state court. In one of these cases, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court has not yet ruled on the motion. The case is set for trial on May 9, 2005. The remaining two cases will be scheduled for trial after the conclusion of the trial in the first case.

The 28 cases involving damage to shrimp are pending against the company in state court in Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate® OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. One case was tried in the fall of 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The company appealed the judgments in both cases. In September 2003, the intermediate appellate court reversed the adverse verdict against DuPont in the first case and the plaintiffs sought review of this ruling by the Florida Supreme Court. In February 2004, the Florida

Supreme Court declined to review the matter. The company has sought entry of judgment in its favor from the trial court. In March 2004, the intermediate appellate court reversed the verdict in the second case and ordered judgment entered for DuPont. The U.S. Supreme Court denied the plaintiffs' petition for a writ of certiori in February 2005. A hearing concerning the status of the 26 untried cases is scheduled for the second quarter of 2005.

The company settled a securities fraud class action filed by a shareholder in federal district court in Florida for $77.5 in 2003. The plaintiffs in this case alleged that DuPont made false and misleading statements and omissions about Benlate® 50 DF, with the alleged effect of inflating the price of DuPont's stock between June 19, 1993 and January 27, 1995.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of December 31, 2004, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $270 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

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

In 2003, the EPA issued a preliminary risk assessment on PFOA. It indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. However, the EPA has said that it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. In addition, the EPA invited interested parties to participate in publicly negotiated agreements known as enforceable consent agreements, or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring. On January 12, 2005, the EPA issued a draft risk assessment on PFOA and asked the Science Advisory Board (SAB) "to review and comment on the scientific soundness of this assessment." The SAB met during late February 2005, and provided the EPA with preliminary comments. The SAB will continue its review and issue a final report at a later date.

Based on over fifty years of industry experience and extensive scientific study, DuPont believes there are no known human health effects caused by PFOA. However, DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorinated telomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. In July 2004, the EPA filed an administrative complaint against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Tort Substances Control Act

(TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The allegations relate to information about PFOA for a period beginning in June 1981 through March 2001. In December 2004, the EPA filed a second administrative complaint against DuPont alleging a failure to comply with the same technical reporting requirements under TSCA. The allegation relates to information about PFOA for a period beginning in late July 2004 to mid-October 2004. Both complaints reference federal environmental penalty provisions, but neither complaint sets forth a specific penalty against DuPont. The EPA's allegations are about administrative reporting and not about the safety of products that use PFOA in their manufacture. Furthermore, the company believes that it has complied with such reporting requirements and intends to vigorously defend its position. DuPont has filed a formal denial to both complaints.

In August 2001, a class action lawsuit was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA.

In September 2004, DuPont and attorneys for the class, which had been certified by the court, reached an agreement in principle to settle the lawsuit. The settlement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement is unrelated to pending EPA enforcement actions filed against the company relating to alleged reporting violations under federal statutes (TSCA and RCRA).

The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

The settlement calls for expenditures valued at $85, plus attorneys' fees and expenses of $23. As part of the initial payment, DuPont has agreed to a cash payment of $70, the majority of which class counsel has designated to fund a community health project. The company has also offered to make available to six area water districts state-of-the-art water treatment systems (estimated to cost approximately $10) designed to reduce the level of PFOA in the water. The other key component to the settlement is the creation of an independent panel of experts to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. This independent panel will design and conduct a health study in the communities exposed to PFOA. DuPont will fund this study at an estimated cost of $5. As a result, the company has established a reserve of $108 in 2004.

The settlement results in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If the independent panel concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund a medical monitoring program (capped at $235) to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement.

DuPont Dow Elastomers LLC

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible antitrust violations. DDE, a 50/50 joint venture between DuPont and Dow, manufactures two of the synthetic rubber products that are subject to the investigations, polychloroprene (PCP) and ethylene propylene diene monomer (EPDM). DDE has responded to subpoenas in connection with those products and is cooperating with authorities. On January 19, 2005, DDE reached a plea agreement with the U.S. Department of Justice (DOJ) that, if approved by the court, includes an $84 fine and resolves all criminal charges against DDE related to PCP in the United States. Under the terms of the plea agreement, DDE will provide ongoing cooperation to the DOJ.

Related civil litigation is pending against DDE and others, including DuPont. DDE entered into a settlement of federal class action antitrust litigation related to PCP for $42 including attorneys' fees and costs, which was approved by the court in November 2004. On January 14, 2005, DDE entered into a settlement of federal class action antitrust litigation related to EPDM for $24.6 including attorneys' fees and costs. The EPDM settlement is subject to court approval.

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

In addition, DuPont and Dow entered into definitive agreements that gave Dow the option to acquire certain assets relating to ethylene and chlorinated elastomers from DDE in a non-cash equity redemption. On December 31, 2004, Dow elected to exercise its option to acquire these assets, including assets of the Engage®, Nordel® and Tyrin® businesses. As a result, DuPont will purchase Dow's remaining equity interest in DDE for $87 (less the amount of any loans to Dow as described below) immediately after the asset transfer has been completed. These transactions are subject to customary conditions, including applicable regulatory approvals. DuPont and Dow expect to close these transactions on June 30, 2005. After the transaction, DDE will change its name and become a wholly-owned subsidiary of DuPont that will include the Neoprene, Hypalon®, Kalrez® and Viton® businesses.

Consequently, DuPont's allocation of any potential liabilities and costs associated with these matters is greater than its fifty percent share in the venture. In addition, DuPont has agreed to make capital contributions to DDE in an amount equal to DuPont's allocated share of any such liabilities and costs. DuPont's obligation to make capital contributions is not limited. Dow's obligation to make capital contributions to DDE for Dow's allocated share of any potential liabilities and costs associated with these matters has been capped at $72.5. Furthermore, DuPont has agreed to loan Dow the money with which to make such capital contributions to DDE until Dow redeems its equity in DDE in the transactions described above. The loan, if made, would be without recourse to Dow and secured solely by Dow's ownership interest in DDE. Dow has agreed to reimburse DuPont for Dow's share of the costs related to these matters incurred after the closing of the equity redemption.

In 2004, DuPont established a reserve of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses under the agreements described above. Given the uncertainties inherent in predicting the outcome of these investigations and the related litigation, and in projecting future costs, it is reasonably possible that actual losses will exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

Automotive Refinishes

Class actions were filed against DuPont and four other manufacturers of automotive refinishes in 2001 for civil damages arising out of an alleged conspiracy to fix prices. The majority of these lawsuits were consolidated in the federal district court of Philadelphia, Pennsylvania. In 2004, DuPont settled these lawsuits for $36.

General

The company is subject to various lawsuits and claims arising out of the normal course of business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters, and contract and antitrust claims. The company accrues for contingencies consistent with the policy set forth in Note 1. While the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2004, the company's Consolidated Balance Sheet includes a liability of $359 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2004.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

26.    Stockholders' Equity

During 2004, the company initiated purchases of shares under the $2,000 share buyback plan authorized by the Board of Directors in June 2001. As of December 31, 2004, 10.6 million shares at a cost of $457 were purchased under this program. Management has not established a timeline for the buyback of the remaining stock under this plan.

In 2002, the company completed the purchase and retirement of shares under the $2,500 share buyback program previously approved by the Board of Directors. Purchases of 10.8 million shares for $470 were made in 2002.

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2004:

Shares of common stock	Issued	Held In Treasury

Balance January 1, 2002	1,088,994,789	(87,041,427)

Issued	2,805,484
Treasury stock
Acquisition		(10,818,396)
Retirement	(10,818,396)	10,818,396

Balance December 31, 2002	1,080,981,877	(87,041,427)

Issued	3,343,890
Treasury stock
Acquisition		(215)
Retirement	(215)	215

Balance December 31, 2003	1,084,325,552	(87,041,427)

Issued	7,656,496
Treasury stock
Acquisition		(10,600,000)
Retirement	(10,600,000)	10,600,000

Balance December 31, 2004	1,081,382,048	(87,041,427)

The pretax, tax and after-tax effects of the components of Accumulated other comprehensive income (loss) are shown below:

	Pretax	Tax	After-tax

2004
Cumulative translation adjustment	$74	$–	$74
Net revaluation and clearance of cash flow hedges to earnings	19	(7)	12
Minimum pension liability adjustment	1,920	(675)	1,245
Net unrealized gains on securities	11	(4)	7

Other comprehensive income	$2,024	$(686)	$1,338

2003
Cumulative translation adjustment	$114	$–	$114
Net revaluation and clearance of cash flow hedges to earnings	41	(16)	25
Minimum pension liability adjustment	1,311	(453)	858
Net unrealized gains on securities	8	1	9

Other comprehensive income	$1,474	$(468)	$1,006

2002
Cumulative translation adjustment	$61	$–	$61
Net revaluation and clearance of cash flow hedges to earnings	(11)	4	(7)
Minimum pension liability adjustment	(3,769)	1,237	(2,532)
Net unrealized losses on securities	(17)	1	(16)

Other comprehensive loss	$(3,736)	$1,242	$(2,494)

Balances of related after-tax components comprising Accumulated other comprehensive income (loss) are summarized below:

December 31,	2004	2003	2002

Cumulative translation adjustment	$188	$114	$–
Net revaluation and clearance of cash flow hedges to earnings	4	(8)	(33)*
Minimum pension liability adjustment	(621)	(1,866)	(2,724)
Net unrealized gains (losses) on securities	6	(1)	(10)

	$(423)	$(1,761)	$(2,767)

*
Includes cumulative effect of prior year's adoption of SFAS No. 133.

27.    Compensation Plans

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

The DuPont Stock Performance Plan provides for grants of stock options and restricted stock units to key employees. Stock option awards under the DuPont Stock Performance Plan may be "fixed" or "variable." The purchase price of shares subject to option is equal to or in excess of the market price of the company's stock on the date of grant. Generally, fixed options are fully exercisable from one to three years after date of grant. Prior to 2004, options expired 10 years from date of grant; however, beginning in 2004, with the re-design of the company's long-term incentive program to include both stock options and restricted stock units, options now serially vest over a three-year period and carry a six-year option term.

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

Options granted prior to 2004 are eligible for reload upon the exercise of stock options with the condition that shares received from the exercise are held for at least two years. A reload option is granted at the market price on the date of grant and has a term equal to the remaining term of the original option. The maximum number of reload options granted is limited to the number of shares subject to the original option, times the original option price, divided by the option price of the reload option.

Stock option grants in 2005 consisted of 7,207,280 fixed nonqualified options to acquire DuPont common stock at the market price ($48.05 per share) on the date of grant. Grants of 673,650 time-vested restricted stock units were issued to participants at the market price ($48.05 per unit). The units serially vest over a three-year period, and at vesting both the original unit grant plus dividend equivalent units credited during the restriction period will be delivered as DuPont common stock. The company also granted 252,700 performance-vested restricted stock units at the market price ($48.05 per unit) to senior leadership. Vesting is based upon attainment of established corporate objectives at the conclusion of the three-year performance period. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. Dividend equivalents will also be granted as shares of DuPont common stock upon vesting.

The maximum number of shares that may be subject to option for any consecutive five-year period is 72 million shares. Subject to this limit, additional shares that may have been made subject to options or restricted stock units were 36,935,385 for 2004, 29,606,134 for 2003 and 31,243,286 for 2002.

The following table summarizes activity for fixed and variable options for the last three years:

	Fixed		Variable

	Number of Shares	Weighted- Average Price	Number of Shares	Weighted- Average Price

January 1, 2002	71,298,082	$45.18	1,861,900	$53.56
Granted	24,608,353	$43.65	–	–
Exercised	2,330,741	$25.19	–	–
Forfeited	1,318,085	$46.85	1,861,900	53.56

December 31, 2002	92,257,609	$45.25	–	–

Granted	12,079,909	$37.14	–	–
Exercised	2,337,712	$25.98	–	–
Forfeited	1,959,630	$44.37	–	–

December 31, 2003	100,040,176	$44.74	–	–

Granted	7,552,301	$43.62	–	–
Exercised	7,112,285	$28.93	–	–
Forfeited	2,096,389	$44.89	–	–

December 31, 2004	98,383,803	$45.79	–	–

Fixed options exercisable and weighted-average exercise prices at the end of the last three years and the weighted-average fair values of fixed options granted are as follows:

	2004	2003	2002

Number of shares at year-end	44,592,980	48,498,026	49,651,316
Weighted-avg. price at year-end	$47.04	$45.11	$44.63
Weighted-avg. fair value of options granted during year	$8.18	$8.98	$10.98

The fair value of fixed options granted is calculated using the Black-Scholes option pricing model. Assumptions used were as follows:

	2004	2003	2002

Dividend yield	3.2%	3.6%	3.2%
Volatility	26.4%	28.1%	27.2%
Risk-free interest rate	3.0%	3.4%	4.9%
Expected life (years)	4.5	6.2	6.5

The following table summarizes information concerning currently outstanding and exercisable fixed options:

December 31, 2004	Exercise Price $12.60- $18.90	Exercise Price $21.87- $32.81	Exercise Price $32.88- $49.32	Exercise Price $50.19- $75.28	Exercise Price $76.38- $82.09

Options outstanding	85,600	4,426,368	62,802,500	31,023,720	45,615
Weighted-avg. remaining contractual life (years)	0.68	0.47	6.37	3.13	1.85
Weighted-avg. price	$15.35	$27.29	$42.16	$55.80	$81.21
Options exercisable	85,600	4,426,368	14,700,572	25,334,825	45,615
Weighted-avg. price	$15.35	$27.29	$40.09	$54.47	$81.21

Restricted stock or stock units may also be granted as a component of competitive long-term compensation. Typically, restricted stock vests over periods ranging from two to five years. The number and weighted-average grant-date fair value of restricted stock awards are as follows:

	2004	2003	2002

Number of restricted stock awards	974,697	256,115	184,300
Weighted-avg. grant-date fair value	$43.61	$37.76	$42.63

Awards under the company's Global Variable Compensation Plan may be granted in stock and/or cash to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $165 for 2004, $137 for 2003 and $187 for 2002. Amounts credited to the Global Variable Compensation Fund are dependent on company earnings and are subject to maximum limits as defined by the plan. In accordance with the terms of the Global Variable Compensation Plan, 1,201,729 shares of common stock are awaiting delivery from awards for 2004 and prior years.

In addition, the company has other variable compensation plans under which cash awards may be granted. The most significant of these plans are the company's U.S. Regional Variable Compensation Plan and Pioneer's Annual Reward Program Plan. Such awards were $89 for 2004, $82 for 2003 and $74 for 2002.

28.    Investing Activities

2004 Acquisitions

There were no significant acquisitions in 2004.

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

The following table summarizes the fair values of the 50 percent of assets acquired and liabilities assumed at the date of acquisition.

Current assets	$77
Property, plant and equipment	43
Intangible assets	24
Goodwill	11
Other non-current assets	5

Total assets	160

Current liabilities	72
Long-term debt	63
Long-term liabilities	12

Net assets	$13

The acquired intangible assets have a weighted-average useful life of approximately 16 years. This includes product registrations of $10 (9-year weighted-average useful life), trademarks of $7 (39-year weighted-average useful life), patents of $6 (12-year weighted-average useful life) and other intangibles of $1 (25-year weighted-average useful life).

The $11 of goodwill was assigned to Agriculture & Nutrition and is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included strengthening the business position with customers, full integration of Griffin LLC's product portfolio with the existing business, while significantly reducing operating costs and improved revenue and profit margins.

DuPont Canada

On April 17, 2003, DuPont commenced a tender offer to acquire the 66,704,465 shares of DuPont Canada not then owned by DuPont. These shares represented 23.88 percent of the outstanding shares of DuPont Canada. Pursuant to the tender offer, DuPont acquired 47,141,872 shares of DuPont Canada on June 16, 2003 for $767 and effectively converted the remaining 19,562,593 DuPont Canada shares not owned by DuPont to a cash obligation of $318 that was satisfied on July 28, 2003. Acquisition related costs were $10. As a controlled majority-owned subsidiary, the results of operations of DuPont Canada were included in the Consolidated Financial Statements of DuPont prior to the acquisition of the non-controlling minority interest, and the outside stockholders' interests were shown as Minority interests.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets*	$233
Property, plant and equipment	213
Intangible assets	84
In-process research and development	4
Goodwill	706
Other non-current assets	48

Total assets	1,288

Current liabilities	44
Non-current liabilities	149

Net assets	$1,095

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

$4 was allocated to purchased in-process research and development. In accordance with SFAS No. 2,"Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, the amounts assigned to purchased in-process research and development meeting the prescribed criteria were charged to Cost of goods sold and other operating charges at the date of acquisition.

$706 of goodwill was assigned as follows: Agriculture & Nutrition–$30; Coatings & Color Technologies–$86; Electronic & Communication Technologies–$60; Textiles & Interiors–$281; Performance Materials–$218; Safety & Protection–$17 and Other–$14. The goodwill is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included the protective rights of minority shareholders under Canadian law, the potential impact such rights would have had on the company's plans to separate INVISTA, and the strengthening of the Canadian dollar versus the U.S. dollar from the date the tender offer commenced to the date shares were acquired.

The Solae Company

In April 2003, the company formed a majority-owned venture, The Solae Company, with Bunge Limited, comprised of the company's protein technologies business and Bunge's North American and European ingredients operations. The results of these Bunge operations have been included in the Consolidated Financial Statements since that date. The transaction was accounted for as an acquisition under SFAS No. 141,"Business Combinations," with Bunge contributing businesses with a fair value of $520. As a result of this transaction, the company's ownership interest in the protein technologies business was reduced from 100 percent to 72 percent. The company recorded a nonoperating pretax gain of $62 in 2003 as the fair market value of the businesses contributed by Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge. See Note 7.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$147
Property, plant and equipment	288
Intangible assets	148
Goodwill	346
Other non-current assets	1

Total assets	930

Current liabilities	51
Long-term liabilities	56

Net assets	$823

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

2002 Acquisitions

Liqui-Box Corporation

The company acquired all of the outstanding common shares of Liqui-Box Corporation on May 31, 2002 for a cash payment of $268 (net of $12 cash acquired) and acquisition- related costs of $4. The results of Liqui-Box's operations have been included in the Consolidated Financial Statements since that date. The results of this business are reported in Agriculture & Nutrition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$45
Property, plant and equipment	72
Intangible assets	92
Goodwill	155
Other non-current assets	3

Total assets	367

Current liabilities	48
Long-term liabilities	47

Net assets	$272

Of the $92 of acquired intangible assets, $15 was allocated to trademarks that are not subject to amortization. The remaining $77 of acquired intangible assets have a weighted-average useful life of approximately 16 years. This includes customer relationships of $43 (15-year weighted-average useful life), purchased technology of $28 (20-year weighted-average useful life) and other intangible assets of $6 (5-year weighted-average useful life).

$155 of goodwill which was assigned to Agriculture & Nutrition is non-deductible for tax purposes.

ChemFirst, Inc.

On November 6, 2002, the company acquired all of the outstanding shares of ChemFirst, Inc. for a cash payment of $351 (net of $65 cash acquired), and acquisition-related costs of $6. The results of ChemFirst, Inc.'s operations have been included in the Consolidated Financial Statements since that date.

ChemFirst, Inc.'s two semiconductor fabrication businesses operate as EKC Technology and Electronic Polymers, and its chemical intermediates unit operates as First Chemical Corporation. EKC Technology and Electronic Polymers were integrated into Electronic & Communication Technologies and First Chemical Corporation was integrated into Safety & Protection.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$131
Property, plant and equipment	162
Intangible assets	106
In-process research and development	7
Goodwill	140

Total assets	546

Current liabilities	83
Long-term liabilities	106

Net assets	$357

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

$7 was allocated to purchased in-process research and development. In accordance with SFAS No. 2, "Accounting for Research and Development Costs," as interpreted by FASB interpretation No. 4, the amounts assigned to purchased in-process research and development meeting the prescribed criteria was charged to Cost of goods sold and other operating charges at the date of acquisition.

$79 of goodwill was assigned to Electronic & Communication Technologies and $61 was assigned to Safety & Protection. The goodwill is non-deductible for tax purposes.

Proceeds from Sales of Assets

During 2004, the company received cash proceeds of $3,840, related to the sale of Textiles & Interiors assets. See Note 5 for further information. Proceeds from other sales of assets in 2004 were not significant.

There were no significant sales of assets in 2003.

Proceeds from sales of assets in 2002 were $196 and principally included $143 from the sale of DuPont's Clysar® shrink film business.

29. Employee Benefits

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

Other Postretirement Benefits

The parent company and certain subsidiaries provide medical, dental, and life insurance benefits to pensioners and survivors. The associated plans are unfunded and the cost of the approved claims are paid from company funds. More than 99 percent of the cost and liabilities are attributable to the U.S. parent company plans. These plans are contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the medical and dental cost coverage.

Obligations and Funded Status at December 31,

Summarized information on the company's postretirement plans is as follows:

	Pension Benefits				Other Benefits

	2004		2003		2004		2003

Change in benefit obligation
Benefit obligation at beginning of year	$21,196		$19,555		$5,064		$5,280
Service cost	351		342		36		44
Interest cost	1,198		1,223		266		334
Plan participants' contributions	12		14		97		89
Actuarial loss (gain)	1,409		1,320		441		(133)
Foreign currency exchange rate changes	275		590		(1)		12
Benefits paid	(1,528)		(1,453)		(532)		(499)
Amendments	6		10		(526	) [1]	(1)
Net effects of acquisitions/divestitures	(1,162)		(405)		(38)		(62)

Benefit obligation at end of year	$21,757		$21,196		$4,807		$5,064

Change in plan assets
Fair value of plan assets at beginning of year	$17,967		$15,110		$–		$–
Actual gain on plan assets	2,182		3,452		–		–
Foreign currency exchange rate changes	187		394		–		–
Employer contributions	709		460		435		410
Plan participants' contributions	12		14		97		89
Benefits paid	(1,528)		(1,453)		(532)		(499)
Net effects of acquisitions/divestitures	(1,279)		(10)		–		–

Fair value of plan assets at end of year	$18,250		$17,967		$–		$–

Funded status:
U.S. plans with plan assets	$(1,639)		$(1,561)		$–		$–
Non-U.S. plans with plan assets	(406)		(374)		–		–
All other plans	(1,462	) [2]	(1,294	) [2]	(4,807)		(5,064)

Total	$(3,507)		$(3,229)		$(4,807)		$(5,064)
Unrecognized prior service cost	247		288		(1,569)		(1,574)
Unrecognized actuarial loss	4,754		4,906		1,551		1,119
Unrecognized transition asset	(2)		(18)		–		–

Net amount recognized	$1,492		$1,947		$(4,825)		$(5,519)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$2,487		$635		$–		$–
Accrued benefit cost	(1,880)		(1,750)		(4,825)		(5,519)
Intangible asset	35		292		–		–
Accumulated other comprehensive income	850		2,770		–		–

Net amount recognized	$1,492		$1,947		$(4,825)		$(5,519)

1
In January 2004, the company amended its U.S. parent company medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors.

2
Includes pension plans maintained around the world where full funding is not permissible or customary.

The accumulated benefit obligation for all pension plans is $19,740 and $19,342 at December 31, 2004, and 2003, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2004	2003

Projected benefit obligation	$21,084	$19,960
Accumulated benefit obligation	19,115	18,189
Fair value of plan assets	17,505	16,517

Information for pension plans with accumulated benefit obligations in excess of plan assets	2004	2003

Projected benefit obligation	$4,271	$19,945
Accumulated benefit obligation	3,827	18,178
Fair value of plan assets	2,061	16,505

	Pension Benefits
Components of net periodic benefit cost (credit)
	2004	2003	2002

Service cost	$351	$342	$343
Interest cost	1,198	1,223	1,219
Expected return on plan assets	(1,343)	(1,368)	(1,729)
Amortization of transition asset	(5)	(8)	(151)
Amortization of unrecognized loss	306	237	50
Amortization of prior service cost	42	51	49
Curtailment/settlement loss	448	77	2

Net periodic benefit cost (credit)	$997	$554	$(217)

	Other Benefits
Components of net periodic benefit (credit) cost
	2004	2003	2002

Service cost	$36	$44	$60
Interest cost	266	334	386
Amortization of unrecognized loss	56	64	33
Amortization of prior service cost	(163)	(153)	(84)
Curtailment/settlement (gain) loss	(436)	1	–

Net periodic benefit (credit) cost	$(241)	$290	$395

	Pension Benefits

Additional information	2004	2003

Decrease in minimum liability included in Accumulated other comprehensive income	$(1,920)	$(1,311)

	Pension Benefits		Other Benefits

Weighted-average assumptions used to determine benefit obligations at December 31,
	2004	2003	2004	2003

Discount rate	5.58%	6.06%	5.75%	6.25%
Rate of compensation increase	4.29%	4.29%	4.50%	4.49%

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	2004	2003	2004	2003

Discount rate	6.06%	6.49%	6.25%	6.75%
Expected return on plan assets	8.85%	8.87%	–	–
Rate of compensation increase	4.29%	4.30%	4.49%	4.49%

The discount rate and the rate of compensation increase used to determine the benefit obligation in the U.S. are 5.75% and 4.50%, respectively for 2004 and 6.25% and 4.50% for 2003. For determining U.S. plans net periodic costs, the discount rate, expected return on plan assets and the rate of compensation increase are 6.25%, 9.0% and 4.50% for 2004, and 6.75%, 9.0% and 4.50% for 2003.

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by (a) historical real returns (net of inflation) for the asset classes covered by the investment policy, and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

Assumed health care cost trend rates at December 31,	2004	2003

Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$12	$(10)
Effect on postretirement benefit obligation	134	(115)

Plan Assets

The strategic asset allocation targets of the company's pension plans as of December 31, 2004, and the weighted-average asset allocation of these plans at December 31, 2004, and 2003, by asset category are as follows:

		Plan Assets at December 31,

	Strategic Target
Asset Category		2004	2003

Equity securities	59%	59%	62%
Debt securities	28%	28%	27%
Real estate	5%	4%	3%
Other*	8%	9%	8%

Total	100%	100%	100%

*
Mainly private equity and private debt.

Essentially all pension plans in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset-liability modeling. The general principles guiding investment of U.S. pension assets are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are utilized in this process.

U.S. plan assets and a significant portion of non-U.S. plan assets are managed by investment professionals employed by the company. The remaining assets are managed by professional investment firms unrelated to the company. The company's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the company. Plans invest in securities from a variety of countries to take advantage of the investment opportunities that a global portfolio presents and to increase portfolio diversification. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency, and adjust portfolio duration and asset allocation in a cost-effective manner.

The company's pension plans directly held $491 (3 percent of total plan assets) and $455 (3 percent of total plan assets) of DuPont common stock at December 31, 2004 and 2003, respectively.

Cash Flow

Contributions

In 2004, the company made a $300 contribution to its principal U.S. pension plan. No contributions are required to be made to the principal U.S. pension plan trust fund in 2005. The company will monitor asset values during 2005, and will determine later in the year whether a voluntary contribution is appropriate. The company expects to contribute approximately $245 to its pension plans other than the principal U.S. pension plan and expects to make cash payments of $456 under its other postretirement benefit plans in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits

2005	$1,417	$456
2006	1,398	390
2007	1,382	388
2008	1,374	377
2009	1,374	362
Years 2010 – 2014	$7,000	$1,519

Defined Contribution Plan

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP, and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement, and any eligible employee of the company may participate. The company will contribute an amount equal to 50 percent of the first 6 percent of the employee's contribution election. The company's contributions to the Plan were $53, $60, and $58 for years ended December 31, 2004, 2003, and 2002, respectively. The company's contributions vest immediately upon contribution to the plan.

30.    Derivatives and Other Hedging Instruments

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

The framework sets forth senior management's financial risk management philosophy and objectives through a Corporate Financial Risk Management Policy. In addition, it establishes oversight committees and risk management guidelines that authorize the use of specific derivative instruments and further establishes procedures for control and valuation, counterparty credit approval, and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits, and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company does not anticipate nonperformance by counterparties to these contracts, and no material loss would be expected from such nonperformance. Market and counterparty credit risks associated with these instruments are regularly reported to management.

In January 2004, the company terminated its broad-based foreign currency revenue hedging program, as well as its programs to hedge natural gas purchases. All outstanding foreign currency and natural gas hedging positions related to these contracts expired during 2004. However, certain business-specific foreign currency hedging programs will continue, as will hedging of foreign currency denominated assets and liabilities. In addition, the company will continue to enter into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

Fair Value Hedges

During the year ended December 31, 2004, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest expense. The company maintains no other fair value hedges.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of certain foreign currency-denominated raw material purchases from vendors outside of the United States. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as corn, soybeans, and soybean meal. While each risk management program has a different time horizon, most programs currently do not extend beyond the next two-year period.

Hedges of foreign currency-denominated revenues are reported on the Net sales line of the Consolidated Income Statement, and the effects of hedges of inventory purchases are reported as a component of Cost of goods sold and other operating charges.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2004 is a pretax gain of $1. During 2004, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The amount reclassified to earnings for forecasted transactions that did not occur was not material. The following table summarizes the effect of cash flow hedges on Accumulated other comprehensive income (loss) for 2004:

	Pretax	Tax	After-tax

Beginning balance	$(13)	$5	$(8)
Additions and revaluations of derivatives designated as cash flow hedges	16	(6)	10
Clearance of hedge results to earnings	3	(1)	2

Ending balance	$6	$(2)	$4

Portion of ending balance expected to be reclassified into earnings over the next twelve months	$6	$(2)	$4

Hedges of Net Investment in a Foreign Operation

During the year ended December 31, 2004, the company has not maintained any hedges of net investment in a foreign operation.

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

In 2003, in conjunction with the acquisition of the 23.88 percent minority interest in DuPont Canada (see Note 28), the company entered into option contracts to purchase 1.0 billion Canadian dollars for about $700, in order to protect against adverse movements in the U.S. dollar/Canadian dollar exchange rate. The changes in fair values of these contracts were included in income in the period the change occurred. The contracts expired during the second quarter 2003 resulting in a pretax exchange gain of $30.

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

At December 31, 2004, the company had entered into interest rate swap agreements with total notional amounts of approximately $2,900, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on three- or six-month U.S. dollar LIBOR.

Interest rate swaps did not have a material effect on the company's overall cost of borrowing at December 31, 2004 and 2003.

See Note 22 for additional descriptions of interest rate swaps.

Commodity Price Risk

The company enters into exchange-traded derivative commodity instruments to hedge the commodity price risk associated with agricultural commodity exposures.

31.    Geographic Information

	2004		2003		2002

	Net Sales [1]	Net Property [2]	Net Sales [1]	Net Property [2,3]	Net Sales [1]	Net Property [2]

United States	$11,591	$7,161	$12,117	$7,452	$11,424	$8,282

Europe
Germany	$2,047	$390	$1,946	$528	$1,609	$552
France	996	130	982	133	859	126
Italy	876	28	959	29	767	27
United Kingdom	697	68	710	714	626	701
Other	3,377	992	2,825	1,245	2,451	1,205

Total	$7,993	$1,608	$7,422	$2,649	$6,312	$2,611

Asia Pacific
China/Hong Kong	$1,197	$138	$1,232	$232	$941	$150
Japan	1,183	88	899	81	840	73
Taiwan	564	107	792	547	707	582
Korea	526	54	509	51	434	49
Singapore	168	53	128	343	108	285
Other	1,087	66	982	69	817	76

Total	$4,725	$506	$4,542	$1,323	$3,847	$1,215

Canada & Latin America
Brazil	$920	$251	$860	$481	$573	$227
Canada	875	243	894	676	859	601
Mexico	581	169	568	169	546	172
Argentina	232	29	221	85	176	73
Other	423	257	372	185	269	105

Total	$3,031	$949	$2,915	$1,596	$2,423	$1,178

Total	$27,340	$10,224	$26,996	$13,020	$24,006	$13,286

1
Net sales are attributed to countries based on location of customer.

2
Includes property, plant and equipment less accumulated depreciation.

3
Includes INVISTA assets held for sale.

32.    Segment Information

The company has seven reporting segments. Five of the segments constitute the company's growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials, and Safety & Protection. The Pharmaceuticals segment is limited to income from the company's interest in two drugs, Cozaar® and Hyzaar®. The seventh segment is Textiles & Interiors. On April 30, 2004, DuPont sold the majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch (see Note 5).

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains, and soy protein); Coatings & Color Technologies (automotive finishes, industrial coatings and white pigments); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers, and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films, and elastomers); Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as Other income); Safety & Protection (specialty and industrial chemicals, nonwovens, aramids, and solid surfaces); Textiles & Interiors (flooring systems, industrial fibers, polyester fibers, branded and unbranded elastane, textiles, and intermediates). The company operates globally in substantially all of its product lines. The company's sales are not materially dependent on a single customer or small group of customers. Coatings & Color Technologies, however, has several large customers that are important to its operating results.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the 2004 organizational structure. Segment sales include transfers and a pro rata share of equity affiliate sales. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net permanent investment, and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of goodwill and other intangible assets, excluding write-down of assets discussed in Note 4. Expenditures for long-lived assets exclude Investments in affiliates and include payments for Property, plant and equipment as part of business acquisitions (see Note 28).

	Agriculture & Nutrition	Coatings & Color Technologies	Electronic & Communication Technologies	Performance Materials	Pharma- ceuticals	Safety & Protection	Textiles & Interiors	Other	Total [1]

2004
Segment sales	$6,247	$6,028	$3,279	$6,633	$–	$4,693	$3,250	$44	$30,174
Less transfers	–	(57)	(81)	(102)	–	(90)	(210)	(13)	(553)
Less equity affiliate sales	(79)	(46)	(284)	(876)	–	(64)	(932)	–	(2,281)

Net sales	6,168	5,925	2,914	5,655	–	4,539	2,108	31	27,340
Pretax operating income (loss) [2]	766	718	192	295	681	840	(515)	(242)	2,735
Depreciation and amortization	434	209	149	234	–	179	–	–	1,205
Equity in earnings of affiliates	(4)	3	29	(100)	–	13	71	(2)	10
Provision for (benefit from) income taxes	99	240	51	168	238	277	(280)	(61)	732
Segment net assets	6,318	3,761	2,230	3,717	159	2,645	403	222	19,455
Affiliate net assets	38	17	383	773	36	74	355	10	1,686
Expenditures for long-lived assets	238	217	135	214	–	215	63	1	1,083

2003
Segment sales	$5,470	$5,503	$2,892	$5,376	$–	$4,075	$6,937	$15	$30,268
Less transfers	–	(52)	(40)	(133)	–	(122)	(588)	(5)	(940)
Less equity affiliate sales	(151)	(71)	(233)	(1,143)	–	(59)	(675)	–	(2,332)

Net sales	5,319	5,380	2,619	4,100	–	3,894	5,674	10	26,996
Pretax operating income (loss) [3]	669	735	183	410	571	807	(1,892)	(220)	1,263
Depreciation and amortization	425	227	156	161	–	173	356	6	1,504
Equity in earnings of affiliates	(7)	3	8	9	–	14	(277)	–	(250)
Provision for (benefit from) income taxes	123	253	35	143	216	271	(569)	(70)	402
Segment net assets	6,508	3,641	2,408	3,806	140	2,530	4,923	132	24,088
Affiliate net assets	33	46	324	1,201	38	100	1,049	–	2,791
Expenditures for long-lived assets	593	214	129	167	–	303	580	7	1,993

2002
Segment sales	$4,516	$5,026	$2,540	$4,926	$–	$3,479	$6,221	$20	$26,728
Less transfers	–	(41)	(41)	(94)	–	(110)	(84)	(1)	(371)
Less equity affiliate sales	(177)	(109)	(211)	(1,073)	–	(55)	(726)	–	(2,351)

Net sales	4,339	4,876	2,288	3,759	–	3,314	5,411	19	24,006
Pretax operating income (loss) [4]	462	760	287	771	493	757	89	(265)	3,354
Depreciation and amortization	367	196	136	175	–	156	436	9	1,475
Equity in earnings of affiliates	(6)	(3)	10	33	–	10	(4)	–	40
Provision for (benefit from) income taxes	15	272	69	283	164	268	(17)	(103)	951
Segment net assets	5,965	3,235	2,190	3,283	118	1,942	5,569	(5)	22,297
Affiliate net assets	114	41	302	1,203	37	85	1,461	–	3,243
Expenditures for long-lived assets	228	298	227	139	–	285	256	4	1,437

1
A reconciliation of the totals reported for the operating segments to the applicable line items on the Consolidated Financial Statements is as follows:

Pretax operating income to income before income taxes and minority interests	2004	2003	2002

Total segment PTOI	$2,735	$1,263	$3,354
Net exchange losses (includes affiliates)	(411)	(190)[a]	(331)[b]
Corporate expenses and interest	(882)[c]	(930)	(899)[d]

Income before income taxes and minority interests	$1,442	$143	$2,124

a
Includes an exchange gain of $30 resulting from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of minority shareholders' interest in DuPont Canada.

b
Includes an exchange loss of $63 resulting from the mandatory conversion of the company's U.S. dollar-denominated trade receivables to Argentine pesos and moving from a preferential to a free-market exchange rate.

c
Reflects a benefit of $50 resulting from the reversal of accrued interest related to certain prior year tax contingencies.

d
Includes a charge of $21 associated with the early extinguishment of outstanding debentures.

Segment net assets to total assets	2004	2003	2002

Total segment net assets	$19,455	$24,088	$22,297
Corporate assets	9,704	8,149	7,404
Liabilities included in net assets	6,473	4,802	4,920

Total assets	$35,632	$37,039	$34,621

Other items	Segment Totals	Adjustments	Consolidated Totals

2004
Depreciation and amortization	$1,205	$142	$1,347
Equity in earnings of affiliates	10	(49)	(39)
Provision for (benefit from) income taxes	732	(1,061) [a]	(329)
Affiliate net assets	1,686	(652)	1,034
Expenditures for long-lived assets	1,083	189	1,272

2003
Depreciation and amortization	$1,504	$80	$1,584
Equity in earnings of affiliates	(250)	260 [b]	10
Provision for (benefit from) income taxes	402	(1,332)[c]	(930)
Affiliate net assets	2,791	(1,487)	1,304
Expenditures for long-lived assets	1,993	478	2,471

2002
Depreciation and amortization	$1,475	$40	$1,515
Equity in earnings of affiliates	40	(4)	36
Provision for (benefit from) income taxes	951	(766)	185
Affiliate net assets	3,243	(1,196)	2,047
Expenditures for long-lived assets	1,437	220	1,657

a
Includes a tax benefit of $160 related to certain prior year tax contingencies previously reserved, and a $137 benefit associated with recording an increase in deferred tax assets in two European subsidiaries.

b
Includes an impairment charge of $293 in connection with the planned separation of Textiles & Interiors.

c
Includes a benefit of $669 associated with recording deferred tax assets in two European subsidiaries for their tax basis investment losses recognized on local tax returns.

2
2004 includes the following pretax charges:

Agriculture & Nutrition [a,b]	$(34)
Coatings & Color Technologies [a,b,c]	(96)
Electronic & Communication Technologies [a,b,d]	(175)
Performance Materials [a,b,e]	(335)
Safety & Protection [a,b,f]	(70)
Textiles & Interiors [a,g]	(657)
Other [a,b,h]	(103)

$(1,470)

a
Includes a benefit of $22 to reflect changes in estimates related to current and prior years' restructuring programs, in the following segments: Agriculture & Nutrition–$2; Coatings & Color Technologies–$4; Electronic & Communication Technologies–$2; Performance Materials–$1; Safety & Protection–$1; Textiles & Interiors–$10; and Other–$2.

b
Includes charges of $312 to provide severance benefits for approximately 2,700 employees in the following segments: Agriculture & Nutrition–$36; Coatings & Color Technologies–$64; Electronic & Communication Technologies–$42; Performance Materials–$45; Safety & Protection–$29; and Other–$96.

c
Includes a charge of $36 to provide for an automotive refinish litigation settlement.

d
Includes charges of $108 associated with the proposed settlement of the PFOA class action litigation in West Virginia; and $27 to reflect an other than temporary decline in the value of an investment security.

e
Includes charges of $268 to provide for anticipated losses associated with DDE antitrust litigation matters; and $23 related to the shutdown of manufacturing assets at a U.S. facility.

f
Includes a charge of $42 related to the impairment of certain European manufacturing assets.

g
Includes a charge of $667 consisting of an agreed upon reduction in sales price; settlement of working capital and other changes in estimates associated with the sale of INVISTA to Koch; an increase in the book value of net assets sold and additional separation costs; and a write-down of an equity affiliate to fair market value.

h
Includes a charge of $29 to write off abandoned technology and a benefit of $20 from insurance proceeds related to Benlate® litigation.

3
2003 includes the following pretax benefits (charges):

Agriculture & Nutrition [a,b]	$64
Coatings & Color Technologies [a]	4
Electronic & Communication Technologies [a]	2
Pharmaceuticals [c]	23
Textiles & Interiors [a,d]	(1,891)
Other [a,e]	(77)

$(1,875)

a
Includes net benefits of $17 resulting from changes in estimates related to prior year restructuring programs, in the following segments: Agriculture & Nutrition–$2; Coatings & Color Technologies–$4; Electronic & Communication Technologies–$2; Textiles & Interiors–$8; and Other–$1.

b
Includes a $62 non-operating gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited.

c
Includes a $23 benefit resulting from a favorable arbitration ruling.

d
Includes a charge of $1,915 in connection with the planned separation of Textiles & Interiors, which reflects the write-down to estimated fair market value of various manufacturing and other intangible assets held for sale, as well as investments in certain joint ventures; write-off of goodwill; and pension curtailment losses, partly offset by a benefit of $16 from the favorable settlement of arbitration related to the Unifi Alliance.

e
Includes charges of $103 to increase the company's reserve for Benlate® litigation, partly offset by $25 in insurance proceeds.

4
2002 includes the following pretax benefits (charges):

Agriculture & Nutrition [a,b]	$(40)
Coatings & Color Technologies [a,c]	(66)
Electronic & Communication Technologies [a]	2
Performance Materials [a,d]	88
Pharmaceuticals [e]	25
Safety & Protection [a]	4
Textiles & Interiors [a,f]	(204)
Other [a,g]	(127)

$(318)

a
Includes net benefits of $33 resulting from changes in estimates related to prior year restructuring programs, in the following segments: Agriculture & Nutrition–$4; Coatings & Color Technologies–$3; Electronic & Communication Technologies–$2; Performance Materials–$4; Safety & Protection–$4; Textiles & Interiors–$13; and Other–$3.

b
Includes a benefit of $40 related to revisions in postemployment costs for certain Pioneer employees, a charge of $47 to write off inventory associated with discontinued specialty herbicide products and a charge of $37 associated with an expected loss on the sale of a European manufacturing facility.

c
Includes a charge of $69 related to employee termination costs for about 775 employees.

d
Includes a gain of $84 resulting from the sale of the Clysar® shrink film business.

e
Includes benefits of $6 principally related to adjustments of prior year tax accruals in connection with the gain on the sale of DuPont Pharmaceuticals and $19 to reflect final settlement with Bristol-Myers Squibb in connection with the sale of DuPont Pharmaceuticals.

f
Includes charges of $153 related to employee termination costs for approximately 2,000 employees, $55 related to facility shutdowns and $39 to withdraw from a polyester joint venture in China, partly offset by a gain of $30 resulting principally from a favorable litigation settlement associated with exiting a nylon joint venture in China.

g
Includes charges of $80 to increase the company's reserve for Benlate® litigation and $50 to establish a reserve related to vitamins litigation associated with a previously divested joint venture.

Note 33. Quarterly Financial Data (Unaudited)

	For the quarter ended

	March 31,		June 30,		September 30,	December 31,

2004
Net sales	$8,073		$7,527		$5,740	$6,000
Cost of goods sold and other expenses [1]	6,968		7,105		5,614	5,837
Income before income taxes and minority interests	807	[2]	363	[3]	225 [4]	47	[5]
Net income	668		503		331	278
Basic earnings per share of common stock [6]	0.67		0.50		0.33	0.28
Diluted earnings per share of common stock [6]	0.66		0.50		0.33	0.28

2003
Net sales	$7,008		$7,369		$6,142	$6,477
Cost of goods sold and other expenses [1]	6,285		6,609		6,122	6,371
Income (loss) before income taxes and minority interests	820	[7]	881	[8]	(1,456)[9]	(102	) [10]
Income (loss) before cumulative effect of a change in accounting principle	564		675		(873)	636
Net income (loss)	535		675		(873)	636
Basic earnings (loss) per share of common stock before cumulative effect of a change in accounting principle [6]	0.56		0.67		(0.88)	0.64
Basic earnings (loss) per share of common stock [6]	0.53		0.67		(0.88)	0.64
Diluted earnings (loss) per share of common stock before cumulative effect of a change in accounting principle [6]	0.56		0.67		(0.88)	0.63
Diluted earnings (loss) per share of common stock [6]	0.53		0.67		(0.88)	0.63

1
Excludes interest expense and nonoperating items.

2
Includes a charge of $345, which includes an agreed upon reduction in sales price of $240, and other changes in estimates associated with the sale of INVISTA, a charge of $150 to provide for the company's share of anticipated losses associated with DDE antitrust litigation matters, and a charge of $36 to provide for the anticipated settlement of the automotive refinish litigation case.

3
Includes a charge of $183 related to the divestiture of INVISTA, which primarily reflects an increase in the book value of net assets sold and additional separation costs, a charge of $312 associated with employee separation costs, a charge of $42 related to the impairment of certain European manufacturing assets, a charge of $23 related to the shutdown of manufacturing assets at a U.S. facility, a charge of $29 to write off abandoned technology, a charge of $27 to reflect a decline in the value of an investment security, and a charge of $45 to establish a reserve in connection with the PFOA class action litigation case in West Virginia.

4
Includes a charge of $61 related to the separation of Textiles & Interiors, a charge of $41 related to the write-down of an equity affiliate to fair market value, a charge of $63 associated with the proposed settlement of the PFOA class action litigation case in West Virginia, and a benefit of $35 primarily related to agreement on certain prior year tax contingencies previously reserved.

5
Includes a charge of $37 principally related to the settlement of working capital on the sale of INVISTA to Koch, a charge of $118 to provide for additional anticipated losses associated with DDE antitrust litigation matters, a benefit of $22 to reflect changes in estimates related to current and prior years' restructuring programs, a benefit of $20 from insurance proceeds related to the Benlate® litigation case, and a benefit of $15 related to certain prior year tax contingencies.

6
Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

7
Includes a charge of $78 to provide for the settlement of the 1995 Benlate® shareholder litigation case.

8
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

9
Includes a $25 benefit from insurance proceeds related to the settled 1995 Benlate® class action suit, a $23 benefit resulting from a favorable arbitration ruling in Pharmaceuticals, and asset impairment charges of $1,236, pension curtailment charges of $78 and goodwill impairment charges of $291 primarily related to the pending sale of INVISTA.

10
Includes a charge of $25 to increase the company's reserve for Benlate® litigation, a benefit of $17 to reflect changes in estimates related to prior year restructuring programs, an additional goodwill impairment charge of $4 resulting from the finalization of the purchase price allocation associated with the company's acquisition of minority shareholders' interest in DuPont Canada and an additional charge of $306 associated with the expected separation of INVISTA.

Information for Investors

Corporate Headquarters

  E. I. du Pont de Nemours and Company
  1007 Market Street
  Wilmington, DE 19898
  Telephone: 302 774-1000
  E-mail:   find.info@usa.dupont.com

2005 Annual Meeting

The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 27, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

Stock Exchange Listings

DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K. On May 13, 2004, the company certified to the NYSE that it is not aware of any violations of the NYSE's Corporate Governance listing standards.

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

Independent Registered Public Accounting Firm

  PricewaterhouseCoopers LLP
  Two Commerce Square, Suite 1700
  2001 Market Street
  Philadelphia, PA 19103

Shareholder Services

Inquiries from shareholders about stock accounts, transfers, certificates, dividends (including direct deposit and reinvestment), name or address changes and electronic receipt of proxy materials may be directed to DuPont's stock transfer agent:

  EquiServe Trust Company N.A.
  P.O. Box 43023
  Providence, RI 02940-3023
  or call: in the United States and Canada–
  888 983-8766 (toll-free)
  other locations–781 575-2724
  for the hearing impaired–
  TDD: 800 952-9245 (toll-free)

  or visit EquiServe's home page at
   http://www.equiserve.com

Investor Relations

Institutional investors and other representatives of financial institutions should contact:

  E. I. du Pont de Nemours and Company
  DuPont Investor Relations
  1007 Market Street–D-11018
  Wilmington, DE 19898
  or call 302 774-4994

Bondholder Relations

  E. I. du Pont de Nemours and Company
  DuPont Finance
  1007 Market Street–D-8028
  Wilmington, DE 19898
  or call 302 774-3086

DuPont on the Internet

Financial results, news and other information about DuPont can be accessed from the company's website at http://www.dupont.com. This site includes important information on products and services, financial reports, news releases, environmental information and career opportunities. The company's periodic and current reports filed with the SEC are available on its website, free of charge, as soon as reasonably practicable after being filed.

Product Information / Referral

From the United States and Canada:
    800 441-7515 (toll-free)
From other locations: 302 774-1000
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders

The following company reports may be obtained, without charge:

1.
2004 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;

2.
Proxy Statement for 2005 Annual Meeting of Stockholders;

3.
Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q

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

Sign up at these Internet sites:

Registered shareholders (those with certificates or participating in DuPont's dividend reinvestment plan): http://www.econsent.com/dd/

Shareholders with brokerage or bank accounts: http://www.icsdelivery.com (See this website for the list of brokers and banks which offer this capability.)

Note: sign-up will apply to all companies in your brokerage or bank account.

Direct Deposit of Dividends

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact EquiServe (listed above).

QuickLinks

E. I. du Pont de Nemours and Company
Form 10-K Table of Contents
Note on Incorporation by Reference
Part I
Part II
Part II
Part II
Part II
Part II
Part II
Part III
Part IV
Signatures
E. I. du Pont de Nemours and Company Index to the Consolidated Financial Statements
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
E. I. du Pont de Nemours and Company Consolidated Financial Statements
E. I. du Pont de Nemours and Company Consolidated Financial Statements
E. I. du Pont de Nemours and Company Consolidated Financial Statements
E. I. du Pont de Nemours and Company Consolidated Financial Statements
E. I. du Pont de Nemours and Company Notes to Consolidated Financial Statements (Dollars in millions, except per share)
Information for Investors
Services for Shareholders