Form 10-Q
period 2005-03-31
DUPONT E I DE NEMOURS & CO
filed 2005-05-05
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

996,091,258 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 15, 2005.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
			Page(s)
Part I	Financial Information

Item 1.	Consolidated Financial Statements
	Consolidated Income Statements		3
	Consolidated Balance Sheets		4
	Consolidated Statements of Cash Flows		5
	Notes to Consolidated Financial Statements		6-23
	Note 1.	Summary of Significant Accounting Policies	6-7
	Note 2.	Other Income	8
	Note 3.	Employee Separation Costs and Asset Impairment Charges	8
	Note 4.	Separation Activities - Textiles & Interiors	9
	Note 5.	Earnings Per Share of Common Stock	9
	Note 6.	Inventories	10
	Note 7.	Assets and Liabilities Held for Sale - Ethylene and
		Chlorinated Elastomers	10
	Note 8.	Goodwill and Other Intangible Assets	11-12
	Note 9.	Commitments and Contingent Liabilities	12-19
	Note 10.	Comprehensive Income	20
	Note 11.	Variable Interest Entities (VIEs)	20-21
	Note 12.	Derivatives and Other Hedging Activities	21
	Note 13.	Employee Benefits	22
	Note 14.	Segment Information	23

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations Forward-Looking Statements
			24-25
	Results of Operations		25-28
	Segment Reviews		28-29
	Liquidity & Capital Resources		29-31

Item 4.	Controls and Procedures		32

Part II	Other Information

Item 1.	Legal Proceedings		32-33
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer
	Purchases of Equity Securities		33
Item 4.	Submission of Matters to a Vote of Security Holders		34
Item 6.	Exhibits		34

Signature			35

Exhibit Index			36-38

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2005	2004

Net sales	$7,431	$ 8,073
Other income	395	132

Total	7,826	8,205

Cost of goods sold and other operating charges	5,051	5,757
Selling, general and administrative expenses	807	820
Amortization of intangible assets	57	54
Research and development expense	313	337
Interest expense	104	85
Separation charges - Textiles & Interiors	-	345

Total	6,332	7,398

Income before income taxes and minority interests	1,494	807
Provision for income taxes	509	126
Minority interests in earnings of consolidated
subsidiaries	18	13

Net income	$ 967	$ 668

Basic earnings per share of common stock	$ 0.97	$ 0.67

Diluted earnings per share of common stock	$ 0.96	$ 0.66

Dividends per share of common stock	$ 0.35	$ 0.35

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets
(Dollars in millions, except per share)

	March 31,	December 31,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$ 4,437	$ 3,369
Marketable debt securities	214	167
Accounts and notes receivable, net	6,299	4,889
Inventories	4,502	4,489
Prepaid expenses	233	209
Income taxes	1,099	1,557
Assets held for sale	458	531

Total current assets	17,242	15,211

Property, plant and equipment, net of accumulated depreciation
(March 31, 2005 - $13,994; December 31, 2004 - $13,754)	10,179	10,224
Goodwill	2,096	2,082
Other intangible assets	2,806	2,848
Investment in affiliates	1,063	1,034
Other assets	4,059	4,233

Total	$37,445	$35,632

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,626	$ 2,753
Short-term borrowings and capital lease obligations	3,455	936
Income taxes	238	192
Other accrued liabilities	2,960	3,962
Liabilities held for sale	20	96

Total current liabilities	9,299	7,939

Long-term borrowings and capital lease obligations	5,484	5,548

Other liabilities	8,632	8,692

Deferred income taxes	1,021	966

Total liabilities	24,436	23,145

Minority interests	1,109	1,110

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at March 31, 2005 - 1,082,864,631;
December 31, 2004 - 1,081,382,048	325	324
Additional paid-in capital	8,080	7,784
Reinvested earnings	10,451	10,182
Accumulated other comprehensive loss	(466)	(423)
Common stock held in treasury, at cost (Shares: March 31, 2005
and December 31, 2004 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	11,900	11,377

Total	$37,445	$35,632

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows
(Dollars in millions)

	Three Months Ended
	March 31,
	2005	2004

Operating activities
Net income	$ 967	$ 668
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	283	265
Amortization of intangible assets	57	54
Separation charges - Textiles & Interiors	-	345
Other operating activities - net	(103)	174
Change in operating assets and liabilities - net	(1,210)	(1,788)

Cash used for operating activities	(6)	(282)

Investing activities
Purchases of property, plant and equipment	(251)	(254)
Investments in affiliates	(12)	(11)
Payments for businesses - net of cash acquired	(11)	(23)
Proceeds from sales of assets	18	2
Net increase in short-term financial instruments	(49)	(13)
Forward exchange contract settlements	(315)	(129)
Other investing activities - net	(52)	11

Cash used for investing activities	(672)	(417)

Financing activities
Dividends paid to stockholders	(351)	(352)
Net increase in borrowings	2,518	1,409
Acquisition of treasury stock	(405)	-
Proceeds from exercise of stock options	305	47
Other financing activities - net	(39)	(51)

Cash provided by financing activities	2,028	1,053

Effect of exchange rate changes on cash	(282)	106

Increase in cash and cash equivalents	$ 1,068	$ 460

Cash and cash equivalents at beginning of period	3,369	3,348(a)

Cash and cash equivalents at end of period	$ 4,437	$ 3,808(a)

(a)	Includes cash classified as assets held for sale within the Consolidated Balance Sheet.

See pages 6-23 for Notes to Consolidated Financial Statements.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the company's Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year's data have been made to conform to current year classifications.

Stock-Based Compensation

The company has stock-based employee compensation plans which are described more fully in Note 27 to the company's Consolidated Financial Statements included in the company's Annual Report on
Form 10-K for the year ended December 31, 2004. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," prospectively for all awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. Therefore, the cost related to stock-based employee compensation included in the determination of Net income for the three-month periods ended March 31,

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

2005 and 2004, is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on Net income and Earnings per share as if the fair value based method had been applied in each period.

	Three Months Ended
	March 31,
	2005	2004

Net income, as reported	$ 967	$ 668

Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	14	10

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	16	19

Pro forma net income	$ 965	$ 659

Earnings per share:
Basic - as reported	$ 0.97	$0.67

Basic - pro forma	$ 0.97	$0.66

Diluted - as reported	$ 0.96	$0.66

Diluted - pro forma	$ 0.95	$0.66

Accounting Standards Issued Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation." As noted above, DuPont voluntarily adopted the SFAS 123 fair value based method of accounting for share-based payment transactions with employees in 2003. SFAS 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. The Securities and Exchange Commission has postponed the date on which this statement becomes effective, and accordingly, the company plans to adopt SFAS 123R in the first quarter of 2006. The company is assessing the provisions of the amendment, and does not currently expect its adoption in 2006 to materially impact its financial position, liquidity or results of operations.

In March 2005, the FASB issued Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 defines the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." In addition, FIN 47 clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when uncertainty exists about the timing and/or method of settlement. This statement becomes effective for the company beginning in the fourth quarter of 2005. The company is evaluating the Interpretation and does not currently expect its adoption to materially impact its financial position, liquidity or results of operations.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 2. Other Income

	Three Months Ended
	March 31,
	2005	2004

Cozaar® /Hyzaar® income	$158	$148
Royalty income	23	45
Interest income, net of miscellaneous
interest expense	40	21
Equity in earnings (losses) of affiliates	36	(91)[1]
Net gains on sales of assets	4	-
Net exchange gains (losses)	102[2]	(9)
Miscellaneous income and expenses - net	32	18

	$395	$132

[1]	Includes charge of $150 to establish a reserve associated with the DuPont Dow Elastomers LLC (DDE) antitrust litigation matters (see Note 9).
[2]	Includes net exchange gains resulting from the company's policy to hedge foreign currency-denominated net monetary assets. Such gains are offset by associated tax expense of $149.

In April 2005, the company sold its remaining ownership interest in DuPont Photomasks for $98. As a result of this transaction, the company expects to record a pretax gain of approximately $45 in the second quarter of 2005.

Note 3. Employee Separation Costs and Asset Impairment Charges

Account balances and activity for the company's restructuring programs are as follows:

	2004	2002	2001
	Program	Programs	Program	Total

Balance - December 31, 2004	$173	$35	$12	$220

Employee separation settlements	(62)	(7)	(2)	(71)

Balance - March 31, 2005	$111	$28	$10	$149

As of March 31, 2005, approximately 2,500 of the 2,700 employees identified as part of the company's 2004 program have been terminated. A complete discussion of the prior years' activities is included in Note 4 of the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 4. Separation Activities - Textiles & Interiors

In the first quarter of 2004, the company recorded charges of $345 related to the separation of Textiles & Interiors. Further details related to these activities can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

In April 2005, the company completed the previously delayed transfer of its interest in an equity affiliate to Koch Industries and/or its subsidiaries (Koch). As a result of this transfer, the company expects to record a pretax gain of approximately $40 in the second quarter of 2005. The company previously received cash proceeds for this sale.

In connection with its plans to sell the remaining assets of Textiles & Interiors not purchased by Koch, the company completed the sale of its investment in an affiliated company to its equity partner in April 2005 for $110 and expects to record a pretax gain of approximately $25 in the second quarter of 2005.

Note 5. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net Income	$967.0	$668.0
Preferred dividends	(2.5)	(2.5)

Net income available to common stockholders	$964.5	$665.5

Denominator:
Weighted-average number of common shares - Basic	996,304,498	999,242,763
Dilutive effect of the company's employee compensation plans	9,692,879	4,158,258

Weighted-average number of common shares - Diluted	1,005,997,377	1,003,401,021

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2005	2004

Average Stock Options	31,244,655	41,958,446

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 6. Inventories

	March 31,	December 31,
	2005	2004

Finished products	$3,210	$2,773
Semifinished products	906	1,355
Raw materials and supplies	805	743

	4,921	4,871

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(419)	(382)

	$4,502	$4,489

Note 7. Assets and Liabilities Held for Sale - Ethylene and Chlorinated Elastomers

On December 31, 2004, The Dow Chemical Company (Dow) exercised its option to acquire from DDE certain assets related to the ethylene and chlorinated elastomers businesses, including assets of the Engage® , Nordel® , and Tyrin® businesses (see Note 9). Further detail related to this transaction can be found in Note 14 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

The net assets of the ethylene and chlorinated elastomers businesses included in the Consolidated Balance Sheet consisted of the following:

	March 31,	December 31,
	2005	2004

Accounts and notes receivable*	$ -	$ 96
Inventories	151	136
Property, plant and equipment (net)	302	298
Prepaid expense and other assets	5	1

Assets held for sale	$458	$531

Accounts payable*	$ 2	$ 69
Borrowings and capital lease obligations	-	1
Deferred tax liability	1	2
Other liabilities	17	24

Liabilities held for sale	$ 20	$ 96

*

An agreement is expected to be reached which provides that at closing DDE will purchase Dow's interest in nearly all the accounts receivable, net of accounts payable related to the ethylene and chlorinated elastomers businesses. At March 31, 2005, these net assets are no longer classified as held for sale.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended March 31, 2005 are summarized in the table below.

	Balance as of	Adjustments	Balance as of
	December 31,	and	March 31,
Segment	2004	Acquisitions	2005

Agriculture & Nutrition	$ 611	$ (1)	$ 610
Coatings & Color Technologies	816	3	819
Electronic & Communication Technologies	168	-	168
Performance Materials	325	3	328
Safety & Protection	148	11	159
Other	14	(2)	12

Total	$2,082	$14	$2,096

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	March 31, 2005
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,178	$(1,093)	$1,085
Patents	163	(36)	127
Trademarks	72	(19)	53
Other	557	(174)	383

	2,970	(1,322)	1,648

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,128	$(1,322)	$2,806

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
	December 31, 2004
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,178	$(1,050)	$1,128
Patents	164	(35)	129
Trademarks	69	(18)	51
Other	549	(167)	382

	2,960	(1,270)	1,690

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,118	$(1,270)	$2,848

The aggregate amortization expense for definite-lived intangible assets was $57 for the three-month period ended March 31, 2005. The estimated aggregate pretax amortization expense for 2005 and each of the next five years is approximately $230, $215, $195, $175, $150, and $110.

Note 9. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of March 31, 2005 is $18. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2004 through March 31, 2005:

Balance - December 31, 2004	$14
Settlements (cash and in-kind)	(2)
Aggregate changes - issued 2005	6

Balance - March 31, 2005	$18

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of March 31, 2005 and December 31, 2004 are $98 and $99, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of the majority of the net assets of Textiles & Interiors (INVISTA), the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $74 is included in the indemnification balances stated above. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At March 31, 2005, the company had directly guaranteed $684 of such obligations, plus $319 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately one-third of the $159 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2005:
Guarantees	Short Term	Long Term	Total

Obligations for customers, suppliers and other
unaffiliated companies[1]:
Bank borrowings (terms up to 7 years)	$107	$ 47	$ 154
Revenue bonds (term 4 years)	-	4	4
Leases on equipment and facilities	1	-	1

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 8 years)	313	171	484
Leases on equipment and facilities (term 5 years)	-	41	41

Total obligations for customers, suppliers, other
unaffiliated companies and equity affiliates	421	263	684

Obligations for divested subsidiaries[3]:
Conoco (terms from 4-22 years)	-	204	204
Consolidation Coal Sales Company (term 6 years)	-	103	103
INVISTA (term 2 years)	-	12	12

Total obligations for divested subsidiaries	-	319	319

Total	$421	$582	$1,003
[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.
[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.
[3]

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

Residual Value Guarantees

As of March 31, 2005, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $100 at March 31, 2005. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2005, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

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

	Status of Cases
	March 31,	December 31,
	2005	2004

Filed	-	1
Resolved	2	4
Pending	91	93

Twenty-one of the 91 cases pending against the company at March 31, 2005, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Forty-one of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Three of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-six of the pending cases include claims for alleged damage to shrimping operations from Benlate®  OD.

In one of the 21 cases alleging plant damage, a Florida jury found DuPont liable in 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. The judge later withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs. In 2004, the Third District Court of Appeal in Miami upheld dismissal of the racketeering verdict, reversed the $26 judgment, and sent the case back to the lower court for a new trial. In the first quarter of 2005, the Florida Supreme Court denied the plaintiffs petition for review. A new trial date has not been set. A trial commenced in state court in Miami on January 24, 2005, involving allegations that DuPont was negligent in connection with the formulation and sale of Benlate® 50 DF. On March 18, 2005, the jury in the case found that DuPont was not negligent. DuPont does not expect plaintiffs to appeal. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 41 reopener cases, the Florida federal court dismissed the 19 cases pending before it in July 2004; plaintiffs have appealed. Five additional federal cases were dismissed voluntarily and are pending court approval. In the first quarter of 2005, the parties have agreed to settle eleven of the remaining reopener cases pending in Florida State court for a total of $21. In 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The remaining case is pending in state court in Hawaii.

The three cases involving allegations that Benlate® caused birth defects to children exposed in utero are pending in Delaware state court. In one of these cases, DuPont argued its motion to dismiss the case due to insufficient scientific support for causation. The court is expected to rule on this motion during the second quarter of 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate®  OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate®  OD. Two cases were tried and both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company's favor in both cases. A hearing concerning the status of the 26 untried cases is scheduled for the second quarter of 2005.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of March 31, 2005, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $270 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

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

In 2003, the U.S. Environmental Protection Agency (EPA) issued a preliminary risk assessment on PFOA. It indicates potential exposure of the U.S. general population to PFOA at very low levels and states that there could be a potential risk of developmental and other effects associated with PFOA exposure. The EPA states that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. However, the EPA has said that it does not believe there is any reason for consumers to stop using any consumer or industrial-related products because of questions about PFOA. The EPA also started a public process to identify and generate additional information to develop a more accurate risk assessment to identify what voluntary or regulatory mitigation or other actions, if any, might be appropriate. In addition, the EPA invited interested parties to participate in publicly negotiated agreements known as enforceable consent agreements, or ECAs, with the EPA to develop information that enhances the understanding of the sources of PFOA in the environment and the pathways by which human exposure to PFOA is occurring. On January 12, 2005, the EPA issued a draft risk assessment on PFOA and asked the Science Advisory Board (SAB) "to review and comment on the scientific soundness of this assessment." The SAB met during late February 2005, and provided the EPA with preliminary comments. The SAB will continue its review and issue a final report at a later date.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorinated telomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. Based on existing scientific data, DuPont believes that PFOA exposure does not pose any health risk to the general public. To date no human health effects are known to be caused by PFOA even in workers that have significantly higher exposure levels than the general population. DuPont is conducting an employee health study on PFOA and preliminary results demonstrate that there is no association between PFOA exposure and virtually all of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, cholesterol fractions in some of the highest exposed workers. It is unclear if this association is caused by PFOA exposure or is related to some other variable. DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing.

In July 2004, the EPA filed an administrative complaint against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The allegations relate to information about PFOA for a period beginning in June 1981 through March 2001. In December 2004, the EPA filed a second administrative complaint against DuPont alleging a failure to comply with the same technical reporting requirements under TSCA. The allegation relates to information about PFOA for a period beginning in late July 2004 to mid-October 2004. Both complaints reference federal environmental penalty provisions, but neither complaint sets forth a specific penalty against DuPont. The EPA's allegations are about administrative reporting and not about the safety of products that use PFOA in their manufacture. The parties have reached an agreement in principle, subject to certain conditions, to resolve this matter. As a result, the company has established a reserve of $15 in the first quarter of 2005.

In August 2001, a class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA.

The settlement agreement reached by DuPont and the attorneys for the class in 2004 was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

The settlement calls for expenditures valued at $85, plus attorneys' fees and expenses of $23. As part of the initial payment, DuPont has agreed to a cash payment of $70, the majority of which class counsel has designated to fund a community health project. The company has also offered to make available to six area water districts state-of-the art water treatment systems (estimated to cost approximately $10) designed to reduce the level of PFOA in the water. The other key component to the settlement is the creation of an independent panel of experts to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. This independent panel will design and conduct a health study in the communities exposed to PFOA. DuPont will fund this study at an estimated cost of $5. As a result, the company established a reserve of $108 in 2004.

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

DuPont Dow Elastomers LLC (DDE)

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets for possible antitrust violations. DDE, a 50/50 joint venture between DuPont and Dow, manufactures two of the synthetic rubber products that are subject to the investigations, polychloroprene (PCP) and ethylene propylene diene monomer (EPDM). In 2004, DuPont established a reserve of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses under the agreements described below. Given the uncertainties inherent in predicting the outcome of these investigations and the related litigation, and in projecting future costs, it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time. DDE has responded to subpoenas in connection with those products and is cooperating with authorities.

On March 29, 2005, the court approved a plea agreement that DDE reached with the U.S. Department of Justice (DOJ) in January 2005. The agreement includes an $84 fine and resolves all criminal charges against DDE related to PCP in the United States. Under the terms of the plea agreement, DDE will provide ongoing cooperation to the DOJ.

Related civil litigation is pending against DDE and others, including DuPont. DDE entered into a settlement of federal class action antitrust litigation related to PCP for $42 including attorneys' fees and costs, which was approved by the court in November 2004. On January 14, 2005, DDE entered into a settlement of federal class action antitrust litigation related to EPDM for $24.6 including attorneys' fees and costs. The EPDM settlement received preliminary court approval on February 4, 2005.

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

In addition, DuPont and Dow entered into definitive agreements that gave Dow the option to acquire certain assets relating to ethylene and chlorinated elastomers from DDE in a non-cash equity redemption. On December 31, 2004, Dow elected to exercise its option to acquire these assets, including assets of

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

the Engage® , Nordel® and Tyrin® businesses. As a result, DuPont will purchase Dow's remaining equity interest in DDE for $87 (less the amount of any loans to Dow as described below) immediately after the asset transfer has been completed. These transactions are subject to customary conditions, including applicable regulatory approvals. DuPont and Dow expect to close these transactions on June 30, 2005. After the transaction, DDE will change its name and become a wholly owned subsidiary of DuPont that will include the Neoprene, Hypalon® , Kalrez® and Viton® businesses.

Consequently, DuPont's allocation of any potential liabilities and costs associated with these matters is greater than its 50 percent share in the venture. In addition, DuPont has agreed to make capital contributions to DDE in an amount equal to DuPont's allocated share of any such liabilities and costs. DuPont's obligation to make capital contributions is not limited. Dow's obligation to make capital contributions to DDE for Dow's allocated share of any potential liabilities and costs associated with these matters has been capped at $72.5. Furthermore, DuPont has agreed to loan Dow the money with which to make such capital contributions to DDE until Dow redeems its equity in DDE in the transactions described above. The loan, if made, would be without recourse to Dow and secured solely by Dow's ownership interest in DDE. Dow has agreed to reimburse DuPont for Dow's share of the costs related to these matters incurred after the closing of the equity redemption.

General

The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters, and contract and antitrust claims. The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. While the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company's consolidated financial position or liquidity.

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 25 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. At March 31, 2005, the company's Consolidated Balance Sheet includes a liability of $357 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at March 31, 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Comprehensive Income

The following sets forth the company's total comprehensive income for the periods shown:

	Three Months Ended
	March 31,
	2005	2004

Net income	$967	$668
Cumulative translation loss	(39)	(15)
Net revaluation and clearance of
cash flow hedges to earnings	2	25
Net unrealized (losses) gains on
available for sale securities	(6)	3

Total comprehensive income	$924	$681

Note 11. Variable Interest Entities (VIEs)

The company has equity affiliates identified and consolidated as VIEs where DuPont is considered the primary beneficiary. One entity is DDE, a 50/50 joint venture, which was consolidated as a VIE in April 2004. The company has entered into a series of agreements by which DuPont obtained complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters. In addition, the company has also agreed to a disproportionate allocation of DDE's liabilities and costs with respect to these matters (see Note 9). As a result of these agreements, the company became the primary beneficiary of DDE in April 2004. The other VIEs consolidated as of March 31, 2005 are not significant to the company.

Assets and liabilities included in the company's Consolidated Balance Sheet VIEs as of March 31, 2005, consist of the following:

Current assets	$ 456
Assets held for sale (see Note 7)	458
Property, plant and equipment	394
Intangible assets	29
Goodwill	113
Other non-current assets	20

Total assets	1,470

Current liabilities	208
Liabilities held for sale (see Note 7)	20
Long-term liabilities	310
Minority interests	590

Net assets	$ 342

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company also has other affiliates that are VIEs for which the company is not currently the primary beneficiary. Future events may require these affiliates to be consolidated if the company becomes the primary beneficiary. The company's equity interest in one of these VIEs of $18 at March 31, 2005 is included in Investment in affiliates. The company's maximum exposure to loss as a result of its involvement with this VIE is through its equity investment and its guarantee of certain debt obligations of the entity, which totaled $197 at March 31, 2005. The assets and liabilities of the other affiliates are immaterial to the Consolidated Financial Statements of the company. The company's share of these affiliates' net income (loss) is included in Other income in the Consolidated Income Statements, and is not material.

Note 12. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 30 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. During first quarter of 2005, no hedge ineffectiveness was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended
	March 31, 2005
	Pretax	Tax	After-Tax

Beginning balance	$ 6	$(2)	$ 4
Additions and revaluations of derivatives
designated as cash flow hedges	8	(3)	5
Clearance of hedge results to earnings	(4)	1	(3)

Ending balance	$10	$(4)	$ 6

Portion of ending balance expected to be
reclassified into earnings over the next
twelve months	$11	$(4)	$ 7

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 13. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended
	March 31,
	2005	2004

Service cost	$ 90	$ 92
Interest cost	291	310
Expected return on plan assets	(347)	(350)
Amortization of transition asset	-	(2)
Amortization of unrecognized loss	78	78
Amortization of prior service cost	9	12
Curtailment loss	-	12*

Net periodic benefit cost	$ 121	$ 152

*	Reflects curtailment losses due to the sale of INVISTA.

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2004, that it expected to contribute approximately $245 to its pension plans other than the principal U.S. pension plan in 2005. As of March 31, 2005, contributions of $79 have been made to these pension plans and the company anticipates additional contributions of $177 by year-end.

The following sets forth the components of the company's net periodic cost for other benefits:

	Three Months Ended
	March 31,
	2005	2004

Service cost	$ 9	$ 9
Interest cost	66	68
Amortization of unrecognized loss	20	13
Amortization of prior service cost	(39)	(44)

Net periodic benefit cost	$ 56	$ 46

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2004, that it expected to make payments of approximately $456 to its other postretirement benefit plans in 2005. The company has made benefit payments of $119 related to its plans as of March 31, 2005 and anticipates additional payments of $358 in 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Segment Information

Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.
			Electronic &
Three Months	Agriculture	Coatings &	Communica-	Perform-		Safety	Textiles
Ended	&	Color	tion	ance	Pharma-	&	&
March 31,	Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Interiors[1]	Other	Total[2]

2005
Segment sales	$2,356	$1,536	$854	$1,785	$ -	$1,282	N/A	$ 12	$7,825
Less transfers	-	(15)	(23)	(22)	-	(18)	N/A	-	(78)
Less equity
affiliates' sales	(13)	(11)	(75)	(197)	-	(20)	N/A	-	(316)

Net sales	2,343	1,510	756	1,566	-	1,244	N/A	12	7,431
Pretax operating
income (loss)	757	166	105	211	159	231	N/A	(21)	1,608

2004
Segment sales	$2,201	$1,417	$816	$1,519	$ -	$1,089	$1,883	$ 12	$8,937
Less transfers	-	(16)	(13)	(36)	-	(31)	(151)	(4)	(251)
Less equity
affiliates' sales	(11)	(15)	(67)	(316)	-	(16)	(188)	-	(613)

Net sales	2,190	1,386	736	1,167	-	1,042	1,544	8	8,073
Pretax operating
income (loss)	631	153	92	6	148	231	(195)	(33)	1,033
[1]

Beginning in 2005, the remaining Textiles & Interiors businesses are no longer a segment of the company and will be included as part of Other. Further information can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

[2]	A reconciliation of the totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
Pretax operating income to income before	March 31,
income taxes and minority interests	2005	2004

Total segment PTOI	$1,608	$1,033
Net exchange gains (losses), including affiliates	111	(13)
Corporate expenses and interest	(225)	(213)

Income before income taxes and minority interests	$1,494	$ 807

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

Results of Operations

Net Sales

             Consolidated net sales for the first quarter 2005 totaled $7.4 billion compared to $8.1 billion in the first quarter 2004, a decrease of 8 percent, principally reflecting the absence of $1.5 billion in sales from divested Textiles & Interiors businesses, partly offset by a $0.3 billion increase resulting from the consolidation of DuPont Dow Elastomers LLC (DDE) as a variable interest entity. Absent these portfolio changes, first quarter sales increased 9 percent, driven by a 5 percent increase in local currency prices, a 2 percent currency benefit reflecting the weaker dollar, and a 2 percent increase in volume. The greatest benefit was derived from higher local prices for seed products, engineering polymers, packaging polymers, fluoroproducts, titanium dioxide, and industrial chemicals. The company experienced robust volume growth outside the United States, particularly in Greater China, Eastern Europe including the countries of the former Soviet Union, and South America. Growth in these areas was partly offset by 2 percent lower volume in the United States which reflects exiting a polyester intermediates business, strategies to shift sales away from lower-margin products, as well as slowing demand resulting from declining motor vehicle production, and relocation of manufacturing from the United States to Asia.

Form 10-Q

             The table below shows first quarter net sales by region and variance analysis versus the prior year:

	Three Months Ended
	March 31,
			Percent
		Percent	Change	Percent Change Due To
	2005	Change	vs. 2004 as	Local	Currency
	Net Sales	vs. 2004	Adjusted*	Price	Effect	Volume

Worldwide	$7.4	(8)	9	5	2	2
U.S.	3.2	(12)	4	6	-	(2)
Europe	2.4	(2)	10	2	6	2
Asia Pacific	1.1	(13)	18	6	3	9
Canada & Latin
America	0.7	-	17	6	3	8

*

Reflects eliminations of $1,544 million first quarter 2004 sales attributable to divested Textiles & Interiors businesses and $320 million first quarter 2005 sales resulting from the consolidation of DDE as a variable interest entity.

Other Income

             First quarter Other income totaled $395 million in 2005 versus $132 million in the prior year, an increase of $263 million primarily due to an increase in net pretax exchange gains of $111 million. In addition, 2005 earnings in equity affiliates increased $127 million reflecting the absence of the $150 million charge in 2004 to provide for the company's share of estimated losses associated with DDE litigation (see Note 9 to the interim Consolidated Financial Statements).

             Additional information related to the company's Other income is included in Note 2 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

             COGS totaled $5.1 billion in the first quarter versus $5.8 billion in the prior year. As a percent of net sales, first quarter 2005 COGS was 68 percent versus 71 percent in the prior year, a 3 percentage point improvement. This improvement reflects a significant benefit from portfolio changes, principally the sale of the majority of the net assets of Textiles & Interiors (INVISTA) which had higher COGS in relation to sales than the rest of the company. The improvement in COGS as a percent of sales also reflects higher local selling prices and lower plant operating costs. These improvements were partly offset by higher raw material costs and the impact of consolidating DDE.

Selling, General and Administrative Expenses (SG&A)

             SG&A totaled $807 million for the quarter versus $820 million in the prior year, a reduction of 2 percent. The decrease in first quarter 2005 versus the prior year primarily reflects the absence of INVISTA, partly offset by higher spending for strategic growth initiatives, particularly in Agriculture & Nutrition and Safety & Protection. In addition, the impact of currency resulting from a weaker U.S. dollar, and the consolidation of DDE increased SG&A. These increases were partly offset by cost reduction programs.

Form 10-Q

Research and Development Expense (R&D)

             R&D totaled $313 million for the first quarter 2005 versus $337 million in the prior year. This is consistent with the company's expectation for R&D to total approximately $1.4 billion for the year. R&D was approximately 4 percent of net sales for the three-month periods in 2005 and 2004.

             During the first quarter of 2005, the company introduced approximately 300 new products and product applications, and the company is on track to reach its goal of generating 33 percent of 2005 revenue from new products introduced within the last five years.

Interest Expense

             Interest expense totaled $104 million in the first quarter of 2005 compared to $85 million in 2004, an increase of 22 percent. The increase reflects the impact of higher average interest rates partly offset by lower average debt levels for the three-month period in 2005 compared to 2004.

Separation Charges - Textiles & Interiors

             Information related to the company's separation activities is included in Note 4 to the interim Consolidated Financial Statements.

             In April 2005, the company completed the previously delayed transfer of its interest in an equity affiliate to Koch Industries and/or its subsidiaries (Koch). As a result of this transfer, the company expects to record a pretax gain of approximately $40 in the second quarter of 2005. The company previously received cash proceeds for this sale. The transfers of the other delayed equity affiliates are expected to be completed during 2005. Additional charges and gains could occur when the company completes these transactions.

             In connection with its plans to sell the remaining assets of Textiles & Interiors not purchased by Koch, the company completed the sale of its investment in an affiliated company to its equity partner in April 2005 for $110 and expects to record a pretax gain of approximately $25 in the second quarter of 2005. The company is working to complete the sale of the remaining assets not purchased by Koch in 2005. Additional charges and gains could occur when the company completes these transactions.

Provision for Income Taxes

             In the first quarter 2005, the company recorded a tax provision of $509 million including $149 million of tax expense associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.

             In first quarter 2004, the company recorded a tax provision of $126 million. This includes $210 million of tax benefits associated with the separation of Textiles & Interiors.

Minority Interests in Earnings of Consolidated Subsidiaries

             Minority interests charges in the first quarter of 2005 were $18 million as compared to $13 million in the prior year. This increase primarily reflects the consolidation of DDE as a VIE in April 2004.

Form 10-Q

Net Income

             First quarter Net income was $967 million compared to $668 million in the first quarter of 2004. The increase in Net income principally reflects the absence of prior year litigation charges of $161 million and separation charges for Textiles & Interiors of $135 million. The benefit to Net income from higher selling prices and volumes, lower fixed costs, and higher Other income, was essentially offset by increased raw material costs and the absence of prior year Textiles & Interiors operating income.

Accounting Standards Issued Not Yet Adopted

             See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated impact on financial position, liquidity and results of operations.

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three-month period ended March 31, 2005 compared with the same period in 2004. Segment sales include transfers and pro rata share of equity affiliates' sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.

             Agriculture & Nutrition - First quarter sales of $2.4 billion were 7 percent higher, reflecting 5 percent higher U.S. dollar selling prices and a 2 percent benefit from higher volume, largely from crop protection products. Higher U.S. dollar selling prices principally reflect higher seed prices and currency benefit. PTOI for the quarter was $757 million, up 20 percent from the prior year due to higher volumes, increased selling prices, and improved cost productivity.

             Coatings & Color Technologies - First quarter sales of $1.5 billion were up 8 percent, reflecting 6 percent higher U.S. dollar selling prices and 2 percent higher volume, despite weakening North American automotive production. Higher U.S. dollar selling prices are attributable to increased titanium dioxide prices and the benefit from the weaker dollar. Volume growth reflects increased demand for titanium dioxide, inks, and automotive refinish coatings. PTOI was $166 million versus $153 million in the prior year. Earnings growth in titanium dioxide products was offset by the impact of higher raw material costs in coatings businesses and lower North American automotive OEM volumes. First quarter 2004 includes a $36 million charge for a refinish litigation settlement.

             Electronic & Communication Technologies - Sales in the quarter of $854 million were up 5 percent, reflecting 7 percent higher U.S. dollar selling prices and 2 percent lower volume. Higher U.S. dollar selling prices reflect price increases across many product lines, particularly in fluoroproducts, as well as a benefit from the weaker dollar. Strong demand for flexible circuit and plasma display materials, positive fluorochemical pricing, and productivity gains more than offset higher raw material costs. First quarter 2005 PTOI was $105 million versus $92 million earned in the first quarter 2004. The 14 percent increase in PTOI is due to the beneficial impact of higher selling prices and fixed cost reductions, partly offset by the negative impact of higher raw material costs. In addition, the current year was negatively affected by a $15 million reserve taken in connection with the EPA administrative complaint related to PFOA (see Note 9 to the interim Consolidated Financial Statements).

Form 10-Q

In April 2005, the company sold its remaining ownership interest in DuPont Photomasks for $98 million. As a result of this transaction, the company expects to record a pretax gain of approximately $45 million in the second quarter of 2005.

             Performance Materials - Sales of $1.8 billion were up 18 percent, reflecting 11 percent higher U.S. dollar selling prices and a 10 percent increase resulting from the consolidation of DDE as a variable interest entity beginning in April 2004. These benefits were partly offset by 3 percent lower volume. PTOI was $211 million compared to $6 million last year. The first quarter of 2004 includes a $150 million charge to provide for the company's share of expected losses associated with DDE litigation (see Note 9 to the interim Consolidated Financial Statements). In addition, the current year benefited from higher selling prices and strong productivity gains, partly offset by the negative impact of higher raw material costs and lower volumes in U.S. automotive markets.

             Pharmaceuticals - First quarter PTOI of $159 million increased from the prior year of $148 million, reflecting higher Cozaar® /Hyzaar® income.

             Safety & Protection - First quarter sales of $1.3 billion were up 18 percent due to 8 percent higher U.S. dollar selling prices and 10 percent higher volume. Higher average prices reflect increases for aramids, nonwovens, and chemicals, particularly raw material cost pass-through and the benefit from a weaker dollar. First quarter 2005 PTOI of $231 million was unchanged from the first quarter of 2004, as higher spending for growth initiatives and raw materials offset the benefit from higher revenues.

             Textiles & Interiors - Beginning in 2005, the remaining Textiles & Interiors businesses are no longer a segment of the company and will be included as part of Other. Further information can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             Total debt at March 31, 2005 was $8.9 billion, an increase of $2.5 billion from December 31, 2004, primarily reflecting an increase in cash used to support operations. Historically, the company has negative cash flows from operations in the first quarter, primarily reflecting cash used to fund the seasonality of Agriculture & Nutrition. The higher level of debt essentially reflects increased commercial paper balances to meet these seasonal cash needs.

             Cash and cash equivalents and Marketable debt securities were $4.7 billion at March 31, 2005 versus $3.5 billion at December 31, 2004.

             At March 31, 2005, net debt was $4.3 billion, compared to $2.9 billion at December 31, 2004. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful to investors because it provides a more realistic view of the company's liquidity and debt position particularly because the company's cash balance is available to meet operating and capital needs, and to provide liquidity around the world. Net debt also allows the investor to more easily compare operating cash flows between periods without adjusting for changes in cash and debt.

Form 10-Q

             The following table reconciles the differences from Total debt to net debt.

Three Months
Ended
(Dollars in millions)	March 31, 2005

Total debt
Commercial paper	$2,906
Long-term debt due in one year	167
Other short-term debt	382

Total short-term debt	3,455
Long-term debt	5,484

Total debt	8,939
Less: Cash and cash equivalents	4,437
Less: Marketable debt securities	214

Net debt	$4,288

             The following table summarizes changes in net debt for the first quarter of 2005.

(Dollars in millions)

Net debt - December 31, 2004	$ 2,949

Cash used for continuing operations	(6)
Purchases of property, plant & equipment and
investments in affiliates	(263)
Net payments for businesses acquired	(11)
Proceeds from sales of assets	18
Forward exchange contract settlements	(315)
Dividends paid to stockholders	(351)
Acquisition of treasury stock	(405)
Proceeds from exercise of stock options	305
Effect of exchange rate changes on cash	(282)
Other	(29)

Increase in net debt	(1,339)

Net debt - March 31, 2005	$ 4,288

             Cash used for operations was flat for the quarter, primarily because strong earnings results were essentially offset by normal first quarter increases in working capital, particularly in Agriculture & Nutrition. Working capital was $7.9 billion at March 31, 2005 compared to $7.3 billion at December 31, 2004. This increase is a result of higher receivables attributable to Agriculture & Nutrition seasonal sales volumes.

             Purchases of property, plant and equipment and investments in affiliates for the three months ended March 31, 2005 totaled $263 million. The company expects full year purchases of property, plant and equipment and investments in affiliates to be about $1.4 billion.

Form 10-Q

             The settlements of forward exchange contracts issued to hedge the company's net exposure by currency, related to monetary assets and liabilities, resulted in cash payments of $315 million for the first quarter. The payments were primarily attributable to the settlement of Euro related currency contracts. These settlements were largely offset by revaluations of the items being hedged.

             Dividends paid to stockholders during the three months ended March 31, 2005 totaled $351 million. In April 2005, the company's Board of Directors declared a second quarter common stock dividend of $0.37 cents per share. This dividend is an increase of two cents or approximately 6 percent versus the first quarter 2005 dividend.

             The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During the first quarter of 2005 the company purchased 7.8 million shares at a cost of $405 million against this program; this brings cumulative purchases to 18.4 million shares at a cost of $862 million. Management has not established a timeline for the buyback of the remaining stock under this program.

             Management believes that the company's ability to generate cash from operations and its capacity to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs in the foreseeable future.

Guarantees and Off-Balance Sheet Arrangements

              For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see Note 9 "Commitments and Contingent Liabilities" to the company's interim Consolidated Financial Statements.

New Legislation

             On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Some of the options for reinvestment permitted in the Act include hiring and training workers, infrastructure and capital investments, research and development, debt repayment and funding of qualified benefit plan obligations. Uncertainty remains as to how to interpret numerous provisions of the Act. The passage of statutory technical corrections and the issuance of other U.S. Treasury guidance with respect to certain provisions in the Act may determine what amounts, if any, the company will repatriate. DuPont is not yet in a position to determine whether, and to what extent, foreign earnings that have not yet been remitted to the United States may be repatriated. Under the Act, up to $10 billion is being considered for repatriation by the company. However, no determination has been made as to how much, if any, will be repatriated. Furthermore, the related income tax effects cannot be reasonably estimated at this time. DuPont expects to be in a position to finalize its assessment during the next six months. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of March 31, 2005, no deferred tax liability has been recognized in the company's financial statements.

Form 10-Q

Item 4.     CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company's reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2005, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the first quarter 2005 that has materially affected the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading Benlate® ..

PFOA: U.S. Environmental Protection Agency (EPA) and Class Action

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading PFOA.

DuPont Dow Elastomers LLC

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading DuPont Dow Elastomers LLC.

Form 10-Q

Environmental Proceedings

Grand Cal/Indiana Harbor System

                      The Indiana Departments of Natural Resources and Environmental Management and the United States Department of Interior (the Departments) have conducted a natural resource damage assessment of the Grand Calumet River and the Indiana Harbor Canal System under the Comprehensive Environmental Response, Compensation, and Liability Act, (CERCLA), and the Oil Pollution Act. The company's plant in East Chicago, Indiana, which had discharged industrial wastewater into these waterways, was identified as one of seventeen potentially responsible parties (PRPs) for the cost of the assessment and any determined natural resource damages. DuPont and eight other PRPs entered into a Consent Decree to resolve this matter. DuPont will (i) reimburse about $500,000 of assessment costs incurred by the Departments, (ii) pay $10,000,000 over a five-year period into a Department of Natural Resources restoration fund, and (iii) place approximately 172 acres of natural dune and swale land along the Grand Calumet into a conservation easement. The Consent Decree was entered by the court in the first quarter of 2005.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

The following table provides information with respect to the company's purchases of its common stock during the three months ended March 31, 2005.
				Approximate
				Dollar Value of
	Total	Average	Total Number of	Shares That May
	Number of	Price	Shares Purchased	Yet be Purchased
	Shares	Paid	As Part of Publicly	Under the Program
Period	Purchased(1)	Per Share	Announced Program(2)	(Dollars in millions)

January 2005	410	$49.13	-

February 2005	6,389,490	51.40	6,386,300	$1,215

March 2005	1,443,871	53.41	1,443,500	1,138

Total	7,833,771	$51.77	7,829,800

(1)	Includes 3,971 shares related to net option exercises to pay the exercise price of options.

(2)

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the company to suspend or cancel purchases under the program.

Form 10-Q

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on April 27, 2005. A total of 804,109,845 shares of common stock were voted in person or by proxy, representing 81 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the 2005 proxy statement:
1.	Election of Directors: The 11 nominees listed below were elected to serve on the Board of Directors for the ensuing year.

Director	Votes Cast For	Votes Withheld

A. J. P. Belda	773,333,502	30,776,343
R. H. Brown	773,384,329	30,725,516
C. J. Crawford	773,183,028	30,926,817
J. T. Dillon	773,242,999	30,866,846
L. C. Duemling	769,339,814	34,770,031
C. O. Holliday, Jr.	768,352,057	35,757,788
L. D. Juliber	773,277,976	30,831,869
M. Naitoh	773,359,109	30,750,736
W. K. Reilly	765,553,329	38,556,516
H. R. Sharp, III	769,210,958	34,898,887
C. M. Vest	769,779,502	34,330,343

					Broker
		For	Against	Abstentions	Non-Votes

2.	Ratification of PricewaterhouseCoopers LLP
	as Independent Registered Public
	Accounting Firm	766,590,230	9,945,195	27,574,420	-

3.	Stockholder proposal requesting information
	relating to government service	18,561,591	580,044,696	74,142,756	131,360,802

4.	Stockholder proposal requesting the
	adoption of international workplace
	standards	46,254,687	538,084,177	88,410,179	131,360,802

5.	Stockholder proposal requesting a report
	to shareholders on executive
	compensation	51,942,930	553,246,602	67,559,511	131,360,802

6.	Stockholder proposal requesting the
	cessation of animal testing	15,678,228	573,294,837	83,775,978	131,360,802

7.	Stockholder proposal requesting a review
	of potential adverse impacts associated
	with genetically modified organisms	36,328,601	560,612,888	75,807,554	131,360,802

8.	Stockholder proposal requesting that future
	stock option grants to senior executives
	be performance-based	61,594,325	578,905,759	32,248,959	131,360,802

9.	Stockholder proposal requesting additional
	disclosure relating to the costs associated
	with PFOA	51,636,240	543,760,060	77,352,743	131,360,802

Item 6.     EXHIBITS

The exhibit index filed with this Form 10-Q is on pages 36-38.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: May 5, 2005

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended February 1, 2005.

10.2*	Terms and conditions of time-vested restricted stock units to non-employee directors under the company's Stock Accumulation and Deferred Compensation Plan.

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

10.6*	Terms and conditions of stock options granted under the company's Stock Performance Plan.

10.7*	Terms and conditions of performance-based restricted stock units under the company's Stock Performance Plan.

10.8*	Terms and conditions of time-vested restricted stock units under the company's Stock Performance Plan.

10.9*	Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).

*	Management contract or compensatory plan or arrangement
required to be filed as an exhibit to this Form 10-Q.

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.10*

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

10.12*

Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.13

Company's 1995 Corporate Sharing Plan, adopted by the Board of Directors on January 25, 1995 (incorporated by reference to Exhibit 10.9 of the company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.14

Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.15

Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16

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

10.17

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

10.18

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

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.19

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
(As last amended, February 1, 2005)
1.	PURPOSE OF THE PLAN

The purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for

Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of time-vested restricted DuPont common stock units payable in cash, and (2) to permit Directors to defer the payment of all or a specified part of their compensation, including any grant of stock by the Company, for services performed as Directors.

2.	ELIGIBILITY

Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates and who do not receive a form of compensation for Board service in lieu of customary Directors' fees shall be eligible to receive time vested restricted stock units under the Plan. Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates shall be eligible under this Plan to defer compensation for services performed as Directors.

3.	ADMINISTRATIONS AND AMENDMENT

The Plan shall be administered by the Compensation Committee of the Board of Directors

(the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annul an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of time-vested restricted stock unit grants shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary or desirable to conform to changes in applicable law, including, but not limited to, changes in the Internal Revenue Code.

The Committee is authorized, subject to the provisions of the Plan, from time to time to establish such rules and regulations as it deems appropriate for the proper administration of the Plan, and to make such determinations and take such steps in connection therewith as it deems necessary or advisable.

1

Form 10-Q
Exhibit 10.1

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

5.	TIME-VESTED RESTRICTED STOCK UNIT GRANTS

a.

Annual Grant: Subject to action by the Board of Directors, and effective upon such date as the Board of Directors may determine, each Director eligible under Article 2 hereof shall be awarded an annual grant of time-vested restricted stock units of the Company payable in cash, with each such grant having a fair market value on date of grant of $85,000. A director elected to the Board at a time after an annual time-vested restricted stock unit grant is made shall, without further action by the Board of Directors, receive a grant of time-vested restricted stock units of the Company payable in cash, with any such grant having a fair market value on the date of grant of $85,000, following his/her first attendance at a Board Meeting. Any such grant shall be subject to the terms and conditions applicable to the annual grant, and shall be effective on the first business day of the month following the month in which the Director attends his/her first Board Meeting. Under no circumstances shall a Director receive more than one time vested restricted stock unit grant in any calendar year under this Plan.

b.

Restriction Period: For a period as the Board of Directors shall determine, from the effective date of the grant ("restriction period") grantee may not sell, gift, or otherwise transfer or dispose of any of the units except as described below.

c.

Dividend Equivalents: From time to time, the Board of Directors may attach a dividend equivalent right to the time vested restricted stock units. Dividend equivalents are an amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in DuPont common stock) payable on the total number of shares represented by the total number of outstanding units in grantee's account will be allocated to grantee's account in the form of units based upon the stock price on the dividend payment date. Any dividend units payable on such number of shares will be allocated in the form of whole and fractional units. The stock price shall be the closing price of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange.

d.	Tax Withholding: Grantees may use shares of stock to satisfy withholding taxes relating to the grants under this Plan to the extent provided in terms and conditions established by the Committee.

e.

Termination of Time-Vested Restricted Stock Units: (i) The Board of Directors shall, subject to the provisions of the Plan, determine the rules relating to the rights of a grantee in the event a grantee ceases to be a Director of the Company or in the event of his or her death or disability.

2

Form 10-Q
Exhibit 10.1

(ii) A grantee shall forfeit all rights under time-vested restricted stock unit awards granted hereunder if the Board of Directors, after a hearing at which the grantee shall be entitled to be present, shall find that the grantee has willfully engaged in any activity harmful to the interest of the Company or any of its subsidiaries or affiliates provided, however, that such time-vested restricted stock units may continue in effect to such extent and under such circumstances as the Board of Directors may determine.

f.

Adjustment: (i) In the event of any stock dividend, split-up, reclassification or other analogous change in capitalization, the Committee shall make such adjustments, in light of the change, as it deems to be equitable, both to the grantee and to the Company, in the number of time-vested restricted stock units. Furthermore, in the event of a distribution to common stockholders other than interim or year-end dividends declared as such by the Board of Directors, the Committee shall make such adjustments, in light of the distribution, as it deems to be equitable, both to the grantee and to the Company, in respect to the item described herein.

(ii) Any fractional share units resulting from adjustments made pursuant to this subparagraph shall be eliminated.

6.	ELECTION TO DEFER AND FORM OF PAYMENT

On or before December 31 of any year, a Director may elect to defer, until a specified year or retirement as a Director of the Company, the payment of all or a specified part of all fees payable to the Director for services as a Director during the calendar year following the election in the form of cash or stock units. In addition, as part of such election, a Director shall elect the form of payment (lump sum or annual installments). Any person who shall become a Director during any calendar year, and who was not a Director of the Company on the preceding December 31, may elect, within thirty days after election to the Board, to defer in the same manner the receipt of the payment of all or a specified part of fees not yet earned for the remainder of that calendar year in the form of cash or stock units. Elections shall be made by written notice delivered to the Secretary of the Committee. All such elections as to deferral and form of payment are irrevocable.

7.	DIRECTORS' ACCOUNTS

Fees deferred in the form of cash shall be held in the general funds of the Company and shall be credited to an account in the name of the Director. On the first day of each quarter, interest shall be credited to each account calculated on the basis of the cash balance in each account on the first day of each month of the preceding quarter at the Prime Rate of Morgan Guaranty Trust Company of New York (or at such other rate as may be specified by the Committee from time to time) in effect on the first day of each month. Fees deferred in the form of stock units shall be allocated to each Director's account based on the closing price of the Company's common stock as reported on the Composite Tape of the New York Stock Exchange ("Stock Price") on the date the fees would otherwise have been paid. The Company shall not be required to reserve or otherwise set aside shares of common stock for the payment of its obligations hereunder, but shall make available as and when required a sufficient number of shares of common stock to meet the needs of the Plan. An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in common stock of the Company) payable on the number of shares represented by the number of stock units in each Director's account will be allocated to each Director's account in the form of stock units based upon the Stock Price on the dividend payment date. Any stock dividends payable on such number of shares will be allocated in the form of stock units. If adjustments are made to outstanding shares of common stock as a result of split-ups, recapitalizations, mergers, consolidations and the like, an appropriate adjustment shall also be made in the number of stock units in a Director's account. Stock units shall not entitle any person to rights of a stockholder unless and until shares of Company common stock have been issued to that person with respect to stock units as provided in Article 8.

3

Form 10-Q
Exhibit 10.1

8.	PAYMENT FROM DIRECTORS' ACCOUNTS

The aggregate amount of deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in accordance with the deferral and form of payment election made by the Director under paragraph 6. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement payable in a lump sum shall be paid, promptly at the beginning of the calendar year following a Director's retirement. Installment payments with respect to amounts deferred to retirement shall be paid promptly at the beginning of the calendar year after a Director's retirement and promptly after the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. Amounts credited to a Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share shall be valued at the closing Stock Price on the date of settlement.

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

10.	NONASSIGNABILITY

During a director's lifetime, the right to any time-vested restricted stock units, or the right to any deferred fees, including interest and dividend equivalents thereon, shall not be transferable or assignable, except as may otherwise be provided in rules established by the Committee.

11.	GOVERNING LAW

The validity and construction of the Plan shall be governed by the laws of the State of
Delaware.

12.	EFFECTIVE DATE

This Plan shall become effective as of January 1, 1996, provided it is approved by stockholders at the Company's 1996 Annual Meeting, and shall continue in full force and effect until terminated by the Board of Directors.

4

Form 10-Q
Exhibit 10.2

TERMS AND CONDITIONS

TIME-VESTED

RESTRICTED STOCK UNITS GRANTED IN 2005

TO NON-EMPLOYEE DIRECTORS

UNDER STOCK ACCUMULATION AND DEFERRED COMPENSATION PLAN

1

Form 10-Q
Exhibit 10.2

STOCK ACCUMULATION AND DEFERRED COMPENSATION PLAN
TERMS AND CONDITIONS OF
TIME-VESTED RESTRICTED STOCK UNITS GRANTED IN 2005
1.	GRANT

You (hereinafter "grantee") were granted time-vested restricted DuPont common stock units ("units") effective February 2, 2005.

2.	RESTRICTION PERIOD - THREE YEAR PHASE-IN

For a period of three-years from the effective date of the grant ("restriction period") grantee may not sell, gift, or otherwise transfer or dispose of any of the units except as described below.

If grantee remains a DuPont Director at the end of one year following the effective date of the grant, one-third of the units in the grantee's account including dividend equivalents will vest and be converted to cash, subject to other provisions of these terms and conditions.

If grantee remains a DuPont Director on each of the next two succeeding anniversaries of the effective date of the grant, an additional one-third of the units, including dividend equivalents, will vest and be converted to cash, subject to other provisions of these terms and conditions.

The units converted to cash beginning on the first and second anniversaries shall be rounded down to the nearest whole unit while the balance of the units will be converted to cash on the third anniversary.

3.	FORFEITURE

If grantee ceases to be a DuPont Director for any reason, including, but not limited to, resignation, prior to the expiration of the applicable restriction periods, all rights to the units and all amounts in grantee's account shall be forfeited, except as otherwise may be specifically provided in these terms and conditions.

At any time during the restriction period, all amounts in grantee's account shall be forfeited if the grantee is terminated for cause, defined as willfully engaging in any activity which is harmful to the interest of the Company.

4.	DIVIDEND EQUIVALENTS

An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in DuPont common stock) payable on the total number of shares represented by the total number of outstanding units in grantee's account will be allocated to grantee's account in the form of units based upon the stock price on the dividend payment date. Any dividend units payable on such number of shares will be allocated in the form of whole and fractional units. The stock price shall be the closing price of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange.

2

Form 10-Q
Exhibit 10.2

5.	PAYMENT FROM GRANTEE'S ACCOUNT

Units shall be paid as soon as practicable in cash. The value of each unit will equal the value of one share of DuPont common stock based on the average of the high and low prices of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange as of the effective date of payment. Any fraction of a unit will be equal to the fractional value of a share of DuPont common stock.

6.	PAYMENT IN EVENT OF DISABILITY OR DEATH

In the event grantee becomes disabled, as such term is defined in Company benefit plans ("disability"), or dies, all units in grantee's account will be paid promptly, provided grantee's death or disability occurs at least six months after the grant date and provided further that grantee was an active Director of the Company through the date of death or disability. If the grantee's death, disability, or termination occurs prior to expiration of such six-month period, all units shall be forfeited.

In the event of death, all units in grantee's account will be paid promptly to the person(s) specified in the last beneficiary designation form filed with the Company. If no designation form has been completed or if the designated beneficiary shall have predeceased grantee, the balance in grantee's account shall be paid promptly to grantee's estate.

7.	PAYMENT IN EVENT OF RETIREMENT

In the event of grantee's retirement, all units in grantee's account will remain subject to the restriction period, and will be paid as soon as practicable after expiration of the applicable restriction periods provided grantee's retirement occurs at least six months after the grant date and provided further that grantee was a Director of the Company through the date of retirement. If the grantee's retirement occurs prior to the expiration of such six-month period, all units shall be forfeited.

8.	WITHHOLDING

To the extent required, withholding for federal, state and local taxes will occur in connection with vesting of the restricted stock units. Withholding taxes shall be determined based on the closing price of DuPont stock on the NYSE-Composite Transactions Tape of the units on the date for determining the amount of withholding tax due.

9.	ADJUSTMENTS

In the event of any stock dividend, split-up, reclassification or other change in capitalization, an equitable adjustment will be made in the number of units in grantee's account.

10.	INTERPRETATION

The decision of the Compensation Committee with respect to any question arising as to the interpretation of the Stock Accumulation and Deferred Compensation Plan for Directors as it affects this grant of time-vested restricted stock units, or as to interpretation of these terms and conditions, shall be final, conclusive and binding.

3

Form 10-Q
Exhibit 10.2

11.	NO ACQUIRED RIGHTS

This grant is made at the discretion of Board of Directors of the Company, and should not be construed to imply an entitlement to any future grants of a like or different nature.

12.	INCORPORATION OF STOCK ACCULUMATION AND DEFERRED COMPENSATION PLAN FOR DIRECTORS

In addition to the terms and conditions set forth above, this grant is also subject to the other applicable provisions of the Stock Accumulation and Deferred Compensation Plan for Directors.

4

Form 10-Q
Exhibit 10.6

TERMS AND CONDITIONS

OF

STOCK OPTIONS GRANTED IN 2005

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.6

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
STOCK OPTIONS GRANTED IN 2005
SECTION I.		DEFINITIONS

1.	The term "NQO" means a nonqualified stock option.

2.	The term "retirement" used hereafter refers to retirement pursuant to the provisions of the pension or retirement plan or policy of a plan company.

SECTION II.		TERMS AND CONDITIONS APPLICABLE TO NQOs

1.	Option Price

The stock option grant entitles the optionee to purchase, subject to the limitations set forth in these terms and conditions, DuPont common stock at the average of the high and low price on the NYSE (New York Stock Exchange)-Composite Transactions Tape on the grant date, which is the option price.

2.	Exercisability - Three-Year Phase-In

Except as provided in paragraph 4 below, from the grant date to the day prior to the first anniversary of grant date no shares may be purchased under the stock option grant.

Subject to other terms and conditions herein, including paragraph 4 (b) below (relating to death, retirement, termination due to divestiture or lack of work or total and permanent disability), one-third of the shares subject to the option may be purchased beginning on the first anniversary of the grant date. Except as described in paragraph 4 (b) below, on each of the next two succeeding anniversaries of the grant date, an additional one-third of the shares subject to the option may be exercised. The shares subject to the option which may be purchased beginning on the first and second anniversaries shall be rounded down to the nearest whole share while the balance of the shares may be purchased beginning on the third anniversary.

3.	Last Date of Exercisability

No shares may be purchased under the stock option grant after the earliest of the following:

	a.	The day prior to the sixth anniversary of the grant date, or

	b.	Two years after the optionee's death, or

c.

One year after the day on which employment is terminated due to divestiture (to an entity which is less than 50% owned by DuPont) or lack of work or total and permanent disability as such terms are defined in applicable benefit plans, or

Form 10-Q
Exhibit 10.6

d.

The date (after retirement pursuant to the provisions of the pension or retirement plan or policy of a plan company or termination of employment due to divestiture to an entity which is less than 50% owned by DuPont or lack of work or total and permanent disability as such terms are defined in applicable benefit plans) on which a determination is made in accordance with Article XI, paragraph 2 of the Stock Performance Plan, that the optionee willfully engaged in any activity which is harmful to the interests of a plan company, or

	e.	The date of termination of employment for any reason other than death, divestiture, lack of work, retirement or total and permanent disability as such terms are defined in applicable benefit plans.

4.	Retirement, Termination Due to Divestiture, Lack of Work or Total and Permanent Disability and Death

a.

The day following retirement, termination due to divestiture or lack of work or total and permanent disability as such terms are defined in applicable benefit plans, or upon death, shares subject to option may be purchased, subject to the terms and conditions provided in paragraph 2 above, (b) below and all other terms and conditions herein, provided retirement, termination due to divestiture or lack of work, total and permanent disability or death occurs at least six months after grant date. If, however, retirement, termination due to divestiture, lack of work or total and permanent disability, or death occurs prior to six months after grant date, no such shares may be purchased and grants will terminate.

b.

The three-year exercisability limitation described in paragraph 2 above remains in effect in the event of retirement and is waived in the event of death. In the event of termination of the optionee's employment due to divestiture or lack of work or total and permanent disability as such terms are defined in applicable benefit plans, the three-year exercisability limitation described in paragraph 2 above remains in effect during the one-year post-termination period of exercisability.

5.	Adjustments

In the event of any stock dividend, split-up, reclassification or other change in capitalization, an equitable adjustment will be made as indicated in Article XII of the Stock Performance Plan in the number of shares subject to the stock option and the price per share applicable thereto.

6.	Nontransferability and Exercise Upon Death

During the optionee's lifetime, this grant is not transferable and shares subject to the option may be purchased only by the optionee, except as may otherwise be provided in rules established by the Compensation Committee to permit transfers or to authorize a third party to act on behalf of the grantee with respect to any stock options.

In the event of death, to the extent shares subject to option under this grant have not already been purchased or this grant is otherwise terminated, this grant shall be exercisable:

	a.	by the person or persons designated by the optionee in the last beneficiary designation filed with the Company on the form approved by the Compensation Committee, or

Form 10-Q
Exhibit 10.6

b.

if no such designation has been filed, by the executor or administrator of the optionee's estate or in accordance with his or her directions, subject to the other terms and conditions contained herein.

If the optionee desires to designate a beneficiary for receipt of this grant, the optionee must file a designation form with the plan administrator.

7.	How to Exercise/Payment of Option Price

It will be necessary to make arrangements with the Company or the designated third party administrator for full payment of shares purchased at the time of exercising the stock option, or any portion of it. Payment of the option price must be made in cash, through the sale of option shares issued pursuant to the exercise (except for Section 16 officers), or in DuPont common stock, valued at the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) on the date of exercise, or a combination thereof as determined by the Compensation Committee. When payment is made in shares, the optionee must have owned such shares for at least six months.

Purchase of shares will be effected only if (1) the optionee has established the appropriate account with the plan administrator, and (2) notice of such purchase, accompanied by payment, is received by the Senior Vice President-DuPont Finance or designee on or before the last day allowed for the purchase of shares as indicated above. Shares purchased or delivered in payment upon exercise will be registered in the optionee's name after receipt by the Senior Vice President-DuPont Finance or designee of such notice and payment. In the event of death prior to delivery of shares purchased pursuant to the option, the shares will be registered in the name(s) of the optionee's designated beneficiary(ies), or in accordance with the directions of the executor or administrator of the optionee's estate, as the case may be.

8.	Satisfying Withholding with DuPont Common Stock

Withholding for federal, state and local taxes is required in connection with exercise of NQOs. When an NQO is exercised, the difference between the option price and the value of the stock at time of exercise is compensation subject to withholding. In lieu of cash from personal funds, shares of DuPont common stock may be used to satisfy tax-withholding requirements.

Shares used for withholding may be either option shares otherwise issuable pursuant to the exercise of the NQO or shares already owned which are tendered to the Company. The optionee must unconditionally agree to tender the appropriate number of shares to the Company if the amount of withholding tax is determined after the date of exercise of the option. The number of shares withheld by the Company or required to be tendered to satisfy withholding taxes shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due. Federal and state withholding cannot exceed statutory requirements. When shares already owned are used to satisfy withholding, the optionee must have owned such shares for at least six months.

If the optionee is a Section 16 officer or director, because of SEC requirements, any election to use share withholding is subject to certain restrictions and requirements. In general, the optionee must make an irrevocable election at least six months prior to the exercise date or within one of the four ten-day window periods per year. The terms and conditions applicable to use of share withholding by Section 16 officers are attached hereto as Exhibit A.

Form 10-Q
Exhibit 10.6

In the event of changes in relevant law or circumstances, the Compensation Committee may modify the terms and conditions of this paragraph 8, including discontinuing share withholding.

9.	Interpretation

The decision of the Compensation Committee with respect to any question arising as to the interpretation of the Stock Performance Plan as it affects this grant, including the severability of any and all of the provisions of the Stock Performance Plan, shall be final, conclusive and binding.

10.	No Acquired Rights

This grant is made at the discretion of the Company, and should not be construed to imply an entitlement to any future grants of a like or different nature.

11.	Incorporation of Stock Performance Plan

In addition to the terms and conditions set forth above, which are fixed by the Compensation Committee in accordance with Article VI, paragraph 4 of the Stock Performance Plan, optionee grants are also subject to the other applicable provisions of the Stock Performance Plan.

Form 10-Q
Exhibit 10.6

EXHIBIT A

TERMS AND CONDITIONS FOR USING SHARES TO SATISFY
WITHHOLDING TAX ON EXERCISE OF NONQUALIFIED STOCK OPTIONS

A Section 16 officer or director may elect to use shares of DuPont common stock to satisfy federal, state and local tax withholding requirements in connection with the exercise of a nonqualified stock option. No shares may be withheld in excess of statutory requirements.

1.

An election to use shares to satisfy amounts required to be withheld pursuant to applicable federal, state and local tax laws in connection with the exercise of a nonqualified option is irrevocable. No election may be made with respect to an option prior to six months after the grant date.

2.	An election to use shares to satisfy tax-withholding requirements is subject to the disapproval of the Compensation Committee.

3.

Shares used to satisfy withholding may either be option share otherwise issuable pursuant to the exercise of the nonqualified stock option or shares already owned which are tendered to the Company. The Section 16 officer or director must unconditionally agree to tender the appropriate number of shares to the Company if the amount of withholding tax is determined after the date of exercise of the option. When shares already owned are used to satisfy withholding, the optionee must have owned such shares for at least six months.

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the exercise date, or during a ten-day window period prior to or coincident with the exercise. *

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 10.7

TERMS AND CONDITIONS

PERFORMANCE-BASED

RESTRICTED STOCK UNITS GRANTED IN 2005

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.7

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
PERFORMANCE VESTED RESTRICTED STOCK UNITS
GRANTED IN 2005

1.	GRANT

You (hereinafter "grantee") were granted performance-based restricted DuPont common stock units ("units") effective February 2, 2005.

2.	PERFORMANCE PERIOD - 2005-2007

For a period of time from the effective date of the grant to the payout date (to be designated by DuPont following the evaluation of the performance metrics at the conclusion of the three-year performance period) ("restriction period"), grantee may not sell, gift, or otherwise transfer or dispose of any of the units.

If grantee remains a DuPont employee at the end of the restriction period, the number of units vested, if any, will become shares of DuPont common stock and, subject to other provisions of these terms and conditions, grantee shall be entitled to full ownership of such shares with all associated rights of ownership, including but not limited to the ability to sell, gift, or otherwise transfer the shares.

In connection with each grant, the Compensation Committee shall establish performance metrics and a measurement process to evaluate the metrics, which will determine the number of shares, if any, a grantee will receive at the conclusion of the restriction period.

The metrics associated with this grant for performance period 2005-2007 are Revenue Growth and Return on Investors Capital.

Revenue Growth - Sales/Revenue as reported in company filings and adjusted for "major acquisitions/divestitures", but only if the aggregate of major acquisitions/divestitures totals 15% or more of total revenue in a fiscal year. A "major acquisition/divestiture" is defined as one that accounts for at least 5% of total revenue. Measurement approach: point-to-point Compound Annual Growth Rate.

Return on Investors Capital (ROIC) - As calculated for DuPont's Variable Compensation plan.

Numerator: net income from continuing operations including minority interest income before (as itemized on the income statement): extraordinary items, special items, after-tax interest expense, and preferred dividends.

Denominator: 5-quarter average total investors capital (total debt, shareholders equity, and minority interest liability).
Measurement approach: Calculate ROIC each year and determine 3-year average ROIC for individual companies.

The measurement of these metrics will be based on DuPont's performance relative to the performance of a peer group (as established by the Compensation Committee).

Form 10-Q
Exhibit 10.7

Utilizing the matrix table below, the Compensation Committee will determine the appropriate performance factor based on an assessment of DuPont's performance in revenue growth and ROIC as a percentile of the peer group.

		DuPont Annualized Revenue Growth vs. Peers
		<25th Pctl	25th-40th Pctl	40th-60th Pctl	60th-75th Pctl	>75th Pctl
	>75th Pctl	50%	90%	135%	165%	200%
DuPont	60th-75th Pctl	0%	65%	110%	135%	165%
ROIC vs.	40th-60th Pctl	0%	40%	90%	110%	135%
Peers	25th-40th Pctl	0%	25%	40%	65%	90%
	<25th Pctl	0%	0%	0%	0%	0%

The resulting performance factor from the above table will be applied as a multiplier to the number of performance-based restricted stock units granted to each participant. For example, a performance factor of 110% would be applied to a grant of 100 units to yield 110 resulting units, which would be converted to 110 shares of DuPont common stock.

There will be no interpolation of results. Should a percentile measure straddle two boxes in the matrix table, the Compensation Committee, in its sole discretion, will determine which performance factor to award.

3.	FORFEITURE

If grantee's employment with DuPont terminates for any reason, including, but not limited to, resignation, prior to the expiration of the applicable restriction period, all rights to the units and all amounts in grantee's account shall be forfeited, except as otherwise may be specifically provided in these terms and conditions

At any time during the restriction period, all amounts in grantee's account shall be forfeited if the Compensation Committee, after a hearing at which grantee shall be entitled to be present, shall find that grantee has willfully engaged in activity which is harmful to the interest of any plan company.

4.	DIVIDEND EQUIVALENTS

An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in DuPont common stock) payable on the total number of shares represented by the total number of outstanding units (including whole and fractional units) in grantee's account will be allocated to grantee's account in the form of units based upon the stock price on the dividend payment date. Any stock dividends payable on such number of shares will be allocated in the form of whole and fractional units. The stock price shall be the closing price of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange.

Dividend equivalent units will be determined at the end of the performance period and credited to the grantee's account at that time based on the performance adjusted number of units in the grantee's account. Dividend equivalent units will be calculated by taking the final performance adjusted number of units and calculating the dividend equivalent units for the first dividend payment date during the performance period. The number of dividend equivalent units from the first dividend payment date will be added to the total number of units used to calculate the dividend equivalent units for the next dividend payment date. This process will be continued for each subsequent dividend payment date during the performance period until the total cumulative number of dividend equivalent units is determined.

Form 10-Q
Exhibit 10.7

5.	PAYMENT FROM GRANTEE'S ACCOUNT

Units shall be paid as soon as practical, in no event later than two and a half months after the later of the end of DuPont's taxable year or the end of the grantee's taxable year in which the units vest, in one share of DuPont common stock for each unit, except that a cash payment will be made for any fraction of a unit remaining in the grantee's account. Such fractional unit will be valued based on the closing stock price as of the effective date of payment.

6.	PAYMENT IN EVENT OF RETIREMENT, DISABILITY, TERMINATION FOR LACK OF WORK, DIVESTITURE TO AN ENTITY LESS THAN 50% OWNED BY DUPONT OR DEATH

In the event grantee retires, becomes disabled, as such term is defined in applicable benefit plans ("disability"), is terminated for lack of work, as such term is defined in applicable benefit plans ("termination for lack of work"), is terminated due to a divestiture to an entity which is less than 50% owned by DuPont or dies, all units in grantee's account will be paid at the conclusion of the restriction period as described in paragraph 2 above provided grantee's retirement, disability, termination (as described in this paragraph) or death, occurs at least six months after the grant date and provided further that grantee was an active employee of a plan company through the date of retirement, death, disability or termination. Units in grantee's account will be pro-rated based on the number of months the individual was employed by DuPont during the three-year performance period. In the event payment under this provision shall give rise to application of section 409A of the Internal Revenue Code, then not withstanding any other aspect of these Terms and Conditions, in no event shall units be paid earlier than six months after separation from employment of a "specified employee" as that term is defined within section 409A of the Internal Revenue Code. If grantee's death, disability, retirement or termination occurs prior to expiration of the six-month period following the grant date, all units shall be forfeited.

In the event of grantee's death, all units in grantee's account will be paid to the person(s) specified in the last beneficiary designation form filed with the Company. If no designation form has been completed or if the designated beneficiary shall have predeceased grantee, the balance in grantee's account shall be paid promptly to grantee's estate.

7.	SATISFYING WITHHOLDING WITH DUPONT COMMON STOCK

Shares of DuPont common stock will be automatically used to satisfy withholding for federal, state, and local taxes unless grantee is a Section 16 officer. The number of shares withheld by the Company to satisfy withholding taxes shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due. Federal, state, and local withholding cannot exceed statutory requirements.

If the grantee is a Section 16 officer or director, because of SEC requirements, any election to use share withholding is subject to certain restrictions and requirements. In general, the granteee must make an irrevocable election at least six months prior to the vesting date or within one of the four ten-day window periods per year. The terms and conditions applicable to use of share withholding by Section 16 officers are attached hereto as Exhibit A

In the event of changes in relevant law or circumstances, the Compensation Committee may modify the terms and conditions of this paragraph 7, including discontinuing share withholding.

Form 10-Q
Exhibit 10.7

8.	ADJUSTMENTS

In the event of any stock dividend, split-up, reclassification or other change in capitalization, an equitable adjustment will be made as indicated in Article XII of the Stock Performance Plan in the number of units in grantee's account.

9.	INTERPRETATION

The decision of the Compensation Committee with respect to any question arising as to the interpretation of the Stock Performance Plan as it affects this grant of restricted DuPont common stock units, or as to interpretation of these terms and conditions, shall be final, conclusive and binding.

10.	NO ACQUIRED RIGHTS

This grant is made at the discretion of the Company, and should not be construed to imply an entitlement to any future grants of a like or different nature.

11.	INCORPORATION OF STOCK PERFORMANCE PLAN

In addition to the terms and conditions set forth above, which are fixed by the Compensation Committee in accordance with Article VI, paragraph 4 of the Stock Performance Plan, this grant is also subject to the other applicable provisions of the Stock Performance Plan.

Form 10-Q
Exhibit 10.7

EXHIBIT A

TERMS AND CONDITIONS FOR USING SHARES TO SATISFY
WITHHOLDING TAX ON RESTRICTED STOCK UNITS

A Section 16 officer or director may elect to use shares of DuPont common stock to satisfy federal, state and local tax withholding requirements in connection with the vesting of restricted stock units. No shares may be withheld in excess of statutory requirements.

1.

An election to use shares to satisfy amounts required to be withheld pursuant to applicable federal, state and local tax laws in connection with the vesting of restricted stock units is irrevocable. No election may be made with respect to restricted stock units prior to six months after the grant date.

2.	An election to use shares to satisfy tax-withholding requirements is subject to the disapproval of the Compensation Committee.

3.

Shares used to satisfy withholding may either be restricted stock unit shares otherwise issuable pursuant to the vesting of the restricted stock unit grant or shares already owned which are tendered to the Company. The Section 16 officer or director must unconditionally agree to tender the appropriate number of shares to the Company if the amount of withholding tax is determined after the vesting date of the restricted stock units. When shares already owned are used to satisfy withholding, the grantee must have owned such shares for at least six months.

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the vesting date, or during a ten-day window period prior to or coincident with the vesting date. *

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 10.8

TERMS AND CONDITIONS

TIME-VESTED

RESTRICTED STOCK UNITS GRANTED IN 2005

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.8

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
TIME-VESTED RESTRICTED STOCK UNITS
GRANTED IN 2005

1.	GRANT

You (hereinafter "grantee") were granted time-vested restricted DuPont common stock units ("units") effective February 2, 2005.

2.	RESTRICTION PERIOD - THREE YEAR PHASE-IN

For a period of three years from the effective date of the grant ("restriction period") grantee may not sell, gift, or otherwise transfer or dispose of any of the units except as described below.

If grantee remains a DuPont employee at the end of one year following the effective date of the grant, one-third of the units in the grantee's account including dividend equivalents will become shares of DuPont common stock and, subject to other provisions of these terms and conditions, grantee shall be entitled to full ownership of such shares with all associated rights of ownership, including but not limited to the ability to sell, gift, pledge or otherwise transfer the shares.

If grantee remains a DuPont employee on each of the next two succeeding anniversaries of the effective date of the grant, an additional one-third of the units, including dividend equivalents, will become shares of DuPont common stock and, subject to other provisions of these terms and conditions, grantee shall be entitled to full ownership of such shares with all associated rights of ownership, including but not limited to the ability to sell, gift, or otherwise transfer the shares.

The units converted to shares beginning on the first and second anniversaries shall be rounded down to the nearest whole share while the balance of the units will be converted to shares on the third anniversary.

3.	FORFEITURE

If grantee's employment with DuPont terminates for any reason, including, but not limited to, resignation, prior to the expiration of the applicable restriction periods, all rights to the units and all amounts in grantee's account shall be forfeited, except as otherwise may be specifically provided in these terms and conditions.

At any time during the restriction period, all amounts in grantee's account shall be forfeited if the Compensation Committee, after a hearing at which grantee shall be entitled to be present, shall find that grantee has willfully engaged in activity which is harmful to the interest of any plan company.

4.	DIVIDEND EQUIVALENTS

An amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in DuPont common stock) payable on the total number of shares represented by the total number of outstanding units in grantee's account (including whole and fractional units) will be allocated to grantee's account in the form of units based upon the stock price on the dividend payment date. Any stock dividends payable on such number of shares will be allocated in the form of whole and fractional units. The stock price shall be the closing price of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange.

Form 10-Q
Exhibit 10.8

5.	PAYMENT FROM GRANTEE'S ACCOUNT

Units shall be paid as soon as practical, in no event later than two and a half months after the later of the end of DuPont's taxable year or the end of the grantee's taxable year in which the units vest, in one share of DuPont common stock for each unit, except that a cash payment will be made for any fraction of a unit remaining in the grantee's account. Such fractional unit will be valued based on the closing stock price as of the effective date of payment.

6.	PAYMENT IN EVENT OF DISABILITY, TERMINATION FOR LACK OF WORK, DIVESTITURE TO AN ENTITY LESS THAN 50% OWNED BY DUPONT OR DEATH

In the event grantee becomes disabled, as such term is defined in applicable benefit plans ("disability"), is terminated for lack of work, as such term is defined in applicable benefit plans ("termination for lack of work"), is terminated due to a divestiture to an entity which is less than 50% owned by DuPont or dies, all units in grantee's account will be paid promptly, provided grantee's death, disability, or termination for lack of work or in connection with a divestiture (as described in this paragraph) occurs at least six months after the grant date and provided further that grantee was an active employee of a plan company through the date of death, disability or termination. If the grantee's death, disability, or termination occurs prior to expiration of such six-month period, all units shall be forfeited.

In the event of death, all units in grantee's account will be paid promptly to the person(s) specified in the last beneficiary designation form filed with the Company. If no designation form has been completed or if the designated beneficiary shall have predeceased grantee, the balance in grantee's account shall be paid promptly to grantee's estate.

7.	PAYMENT IN EVENT OF RETIREMENT

In the event of grantee's retirement, as such term is defined in applicable benefit plans ("retirement") all units in grantee's account will remain subject to the restriction period, and will be paid as soon as practicable after expiration of the applicable restriction periods, but in no event earlier than six months after separation of employment of a "specified employee" as that term is defined within section 409A of the Internal Revenue Code, provided grantee's retirement occurs at least six months after the grant date and provided further that grantee was an active employee of a plan company through the date of retirement. If the grantee's retirement occurs prior to the expiration of such six-month period, all units shall be forfeited.

8.	SATISFYING WITHHOLDING WITH DUPONT COMMON STOCK

Shares of DuPont common stock will be used automatically to satisfy withholding for federal, state, and local taxes unless the grantee is a Section 16 officer. The number of shares withheld by the Company to satisfy withholding taxes shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due. Federal, state, and local withholding cannot exceed statutory requirements. To the extent DuPont determines that withholding is required other than at the time of vesting, DuPont may withhold such amount from amounts due grantee, or grantee shall pay such amount to DuPont promptly after demand for such amount is made by DuPont.

If the grantee is a Section 16 officer or director, because of SEC requirements, any election to use share withholding is subject to certain restrictions and requirements. In general, the grantee must make an irrevocable election at least six months prior to the vesting date or within one of the four ten-day window periods per year. The terms and conditions applicable to use of share withholding by Section 16 officers are attached hereto as Exhibit A.

Form 10-Q
Exhibit 10.8

In the event of changes in relevant law or circumstances, the Compensation Committee may modify the terms and conditions of this paragraph 8, including discontinuing share withholding.

9.	ADJUSTMENTS

In the event of any stock dividend, split-up, reclassification or other change in capitalization, an equitable adjustment will be made as indicated in Article XII of the Stock Performance Plan in the number of units in grantee's account.

10.	INTERPRETATION

The decision of the Compensation Committee with respect to any question arising as to the interpretation of the Stock Performance Plan as it affects this grant of restricted DuPont common stock units, or as to interpretation of these terms and conditions, shall be final, conclusive and binding.

11.	NO ACQUIRED RIGHTS

This grant is made at the discretion of the Company, and should not be construed to imply an entitlement to any future grants of a like or different nature.

12.	INCORPORATION OF STOCK PERFORMANCE PLAN

In addition to the terms and conditions set forth above, which are fixed by the Compensation Committee in accordance with Article VI, paragraph 4 of the Stock Performance Plan, this grant is also subject to the other applicable provisions of the Stock Performance Plan.

Form 10-Q
Exhibit 10.8

EXHIBIT A

TERMS AND CONDITIONS FOR USING SHARES TO SATISFY
WITHHOLDING TAX ON RESTRICTED STOCK UNITS

A Section 16 officer or director may elect to use shares of DuPont common stock to satisfy federal, state and local tax withholding requirements in connection with the vesting of restricted stock units. No shares may be withheld in excess of statutory requirements.

1.

An election to use shares to satisfy amounts required to be withheld pursuant to applicable federal, state and local tax laws in connection with the vesting of restricted stock units is irrevocable. No election may be made with respect to restricted stock units prior to six months after the grant date.

2.	An election to use shares to satisfy tax-withholding requirements is subject to the disapproval of the Compensation Committee.

3.

Shares used to satisfy withholding may either be restricted stock unit shares otherwise issuable pursuant to the vesting of the restricted stock unit grant or shares already owned which are tendered to the Company. The Section 16 officer or director must unconditionally agree to tender the appropriate number of shares to the Company if the amount of withholding tax is determined after the vesting date of the restricted stock units. When shares already owned are used to satisfy withholding, the grantee must have owned such shares for at least six months.

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the vesting date, or during a ten-day window period prior to or coincident with the vesting date. *

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Three Months
	Ended
	March 31,	Years Ended December 31,
	2005	2004	2003	2002	2001	2000

Income before cumulative effect of changes
in accounting principles	$ 967	$1,780	$1,002	$1,841	$4,328(a)	$2,314
Provision for (benefit from) income taxes	509	(329)	(930)	185	2,467	1,072
Minority interests in earnings (losses) of
consolidated subsidiaries	18	(9)	71	98	49	61
Adjustment for companies accounted
for by the equity method	(19)	99	360	45	93	(109)
Capitalized interest	(5)	(17)	(29)	(45)	(62)	(69)
Amortization of capitalized interest	8	365(b)	119(b)	59	61	65

	1,478	1,889	593	2,183	6,936	3,334

Fixed charges:
Interest and debt expense	104	362	347	359	590	810
Capitalized interest	5	17	29	45	62	69
Rental expense representative of
interest factor	23	91	90	82	78	70

	132	470	466	486	730	949

Total adjusted earnings available for
payment of fixed charges	$1,610	$2,359	$1,059	$2,669	$7,666	$4,283

Number of times fixed
charges earned	12.2	5.0	2.3	5.5	10.5	4.5

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2005 of E. I. du Pont de Nemours and Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date: May 5, 2005

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2005 of E. I. du Pont de Nemours and Company;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date: May 5, 2005

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
May 5, 2005

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
May 5, 2005