Form 10-Q
period 2005-06-30
DUPONT E I DE NEMOURS & CO
filed 2005-08-05
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

994,762,443 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 15, 2005.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$7,511	$7,527	$14,942	$15,600
Other income	611	205	1,006	337

Total	8,122	7,732	15,948	15,937

Cost of goods sold and other operating charges	5,220	5,455	10,271	11,212
Selling, general and administrative expenses	866	828	1,673	1,648
Amortization of intangible assets	57	56	114	110
Research and development expense	339	333	652	670
Interest expense	120	81	224	166
Employee separation costs and asset impairment charges	-	433	-	433
Separation activities - Textiles & Interiors	(39)	183	(39)	528

Total	6,563	7,369	12,895	14,767

Income before income taxes and minority interests	1,559	363	3,053	1,170
Provision for (benefit from) income taxes	517	(123)	1,026	3
Minority interests in earnings (losses) of consolidated
subsidiaries	27	(17)	45	(4)

Net income	$1,015	$ 503	$ 1,982	$ 1,171

Basic earnings per share of common stock	$ 1.02	$ 0.50	$ 1.99	$ 1.17

Diluted earnings per share of common stock	$ 1.01	$ 0.50	$ 1.97	$ 1.16

Dividends per share of common stock	$ 0.37	$ 0.35	$ 0.72	$ 0.70

See pages 6-24 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets
(Dollars in millions, except per share)

	June 30,	December 31,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$ 4,831	$ 3,369
Marketable debt securities	223	167
Accounts and notes receivable, net	6,978	4,889
Inventories	4,277	4,489
Prepaid expenses	231	209
Income taxes	1,120	1,557
Assets held for sale	-	531

Total current assets	17,660	15,211

Property, plant and equipment, net of accumulated depreciation
(June 30, 2005 - $14,385; December 31, 2004 - $13,754)	10,169	10,224
Goodwill	2,112	2,082
Other intangible assets	2,777	2,848
Investment in affiliates	844	1,034
Other assets	3,958	4,233

Total	$37,520	$35,632

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,424	$ 2,753
Short-term borrowings and capital lease obligations	3,932	936
Income taxes	473	192
Other accrued liabilities	2,667	3,962
Liabilities held for sale	-	96

Total current liabilities	9,496	7,939

Long-term borrowings and capital lease obligations	5,547	5,548

Other liabilities	8,475	8,692

Deferred income taxes	1,007	966

Total liabilities	24,525	23,145

Minority interests	539	1,110

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at June 30, 2005 - 1,081,780,370;
December 31, 2004 - 1,081,382,048	325	324
Additional paid-in capital	8,145	7,784
Reinvested earnings	11,010	10,182
Accumulated other comprehensive loss	(534)	(423)
Common stock held in treasury, at cost (Shares: June 30, 2005
and December 31, 2004 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	12,456	11,377

Total	$37,520	$35,632

See pages 6-24 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows
(Dollars in millions)

	Six Months Ended
	June 30,
	2005	2004

Operating activities
Net income	$ 1,982	$ 1,171
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	559	543
Amortization of intangible assets	114	110
Separation activities - Textiles & Interiors	(39)	528
Other operating activities - net	(310)	(138)
Change in operating assets and liabilities - net	(1,875)	(1,802)

Cash provided by operating activities	431	412

Investing activities
Purchases of property, plant and equipment	(548)	(538)
Investments in affiliates	(39)	(41)
Payments for businesses - net of cash acquired	(113)	(40)
Proceeds from sales of assets	271	3,799
Net (increase) decrease in short-term financial instruments	(62)	9
Forward exchange contract settlements	32	(49)
Other investing activities - net	15	58

Cash (used for) provided by investing activities	(444)	3,198

Financing activities
Dividends paid to stockholders	(723)	(702)
Net increase (decrease) in borrowings	2,977	(564)
Acquisition of treasury stock	(505)	(77)
Proceeds from exercise of stock options	340	70
Other financing activities - net	(38)	(125)

Cash provided by (used for) financing activities	2,051	(1,398)

Effect of exchange rate changes on cash	(576)	134

Increase in cash and cash equivalents	$ 1,462	$ 2,346

Cash and cash equivalents at beginning of period	3,369	3,348(a)

Cash and cash equivalents at end of period	$ 4,831	$ 5,694

(a)	Includes cash classified as Assets held for sale within the Consolidated Balance Sheet at December 31, 2003.

See pages 6-24 for Notes to Consolidated Financial Statements.

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

Stock-Based Compensation

The company has stock-based compensation plans which are described more fully in Note 27 to the Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. Prior to January 1, 2003, the company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense had been recognized for fixed options granted to employees.

Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," prospectively for all awards granted to employees on or after January 1, 2003. Most awards under the company's plans vest over a three-year period. The company uses a nominal vesting period approach under which the costs related to stock-based employee compensation are expensed over the stated vesting period for all awards granted to employees, including employees who may become retirement eligible and not retired during the vesting period.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following table illustrates the effect on Net Income and earnings per share in each period as if the fair value based method had been applied to all outstanding options in each period.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$1,015	$ 503	$1,982	$1,171

Add Back: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	14	14	29	24

Deduct: Stock-based employee compensation
expense determined retroprospectively under a
nominal vesting method, net of related tax effects	(14)	(23)	(30)	(42)

Pro forma net income	$1,015	$ 494	$1,981	$1,153

Earnings per share:
Basic - as reported	$ 1.02	$0.50	$ 1.99	$ 1.17

Basic - pro forma	$ 1.02	$0.49	$ 1.98	$ 1.15

Diluted - as reported	$ 1.01	$0.50	$ 1.97	$ 1.16

Diluted - pro forma	$ 1.01	$0.49	$ 1.96	$ 1.14

Recent clarification of certain provisions of SFAS No. 123 specify that stock based compensation awards should be vested on a non-substantive approach under which compensation costs should be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to retirement eligibility date. In second quarter 2005, the Securities and Exchange Commission (SEC) indicated that companies that followed the nominal vesting period approach at adoption of SFAS No. 123 must continue following that approach until the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123. Upon adoption of SFAS 123R, DuPont will commence expensing new stock based compensation awards using a non-substantive vesting approach. Using the non-substantive in lieu of the nominal vesting approach would not have had a material impact on the company's financial results for the periods presented above.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Accounting Standards Issued Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation." As discussed above, DuPont voluntarily adopted the SFAS No. 123 fair value based method of accounting for share-based payment transactions with employees in 2003. SFAS 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. The company does not currently expect its adoption to materially impact its financial position, liquidity or results of operations.

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

Note 2. Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Cozaar® /Hyzaar® income	$190	$172	$ 348	$320
Royalty income	20	22	43	67
Interest income, net of miscellaneous
interest expense	91[1]	29	131[1]	50
Equity in earnings (losses) of affiliates	32	44	68	(47)[2]
Net gains on sales of assets	74[3]	6	78[3]	6
Net exchange gains (losses)	176	(77)	278	(86)
Miscellaneous income and expenses - net	28	9	60	27

	$611	$205	$1,006	$337

[1]	Includes $28 ($18 after-tax) reversal of interest related to a prior year tax reserve.
[2]	Includes charge of $150 to establish a reserve associated with elastomers antitrust litigation matters. See Note 9.
[3]

Includes pretax gains of $23 ($15 after-tax) resulting from the disposition of certain elastomers assets (see Note 7) and $48 ($31 after-tax) resulting from the sale of the company's remaining interest in DuPont Photomasks.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 3. Employee Separation Costs and Asset Impairment Charges

Account balances and activity for the company's corporate restructuring programs are as follows:

	2004	2002	2001
	Program	Programs	Program	Total

Balance - December 31, 2004	$ 173	$ 35	$12	$ 220

Employee separation settlements	(112)	(10)	(3)	(125)

Balance - June 30, 2005	$ 61	$ 25	$ 9	$ 95

As of June 30, 2005, essentially all of the 2,700 employees identified as part of the company's 2004 program have been terminated. A complete discussion of the prior years' activities is included in Note 4 of the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 4. Separation Activities - Textiles & Interiors

In the second quarter of 2005, the company recorded a net gain of $39 ($26 after-tax) related to the separation of Textiles & Interiors. This net gain included the sale of its investment in an affiliated company to its equity partner for $110, and the completion of the previously delayed transfer of its interest in two equity affiliates to subsidiaries of Koch Industries, Inc. (Koch), partially offset by other costs associated with the separation of Textiles & Interiors.

During the second quarter of 2004, the company completed the sale of the majority of the net assets of Textiles & Interiors (INVISTA) to Koch and recorded a charge of $183 related to the divestiture of INVISTA. The charge included a loss on the sale of INVISTA of $118 and other separation charges of $65. Year-to-date 2004 also reflects a first quarter charge of $345 relating to the separation, including a $240 reduction of the sales price. Further details related to these activities can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 5. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net income	$1,015.0	$503.0	$1,982.0	$1,171.0

Preferred dividends	(2.5)	(2.5)	(5.0)	(5.0)

Net income available to common
stockholders	$1,012.5	$500.5	$1,977.0	$1,166.0

Denominator:
Weighted-average number of common
shares - Basic	996,025,680	1,000,559,397	996,164,219	999,901,079
Dilutive effect of the company's employee
compensation plans	6,783,719	4,719,051	8,342,674	4,583,207

Weighted-average number of common
shares - Diluted	1,002,809,399	1,005,278,448	1,004,506,893	1,004,484,286

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Average Number of Stock Options	35,145,869	57,905,167	33,195,262	49,931,806

Note 6. Inventories

	June 30,	December 31,
	2005	2004

Finished products	$3,061	$2,773
Semifinished products	811	1,355
Raw materials and supplies	825	743

	4,697	4,871

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(420)	(382)

	$4,277	$4,489

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 7. Assets Held for Sale and Elastomers Related Activity

In 1996, DuPont and The Dow Chemical Company (Dow) formed a 50/50 joint venture, DuPont Dow Elastomers, LLC (DDE) to participate in various synthetic rubber markets. DuPont entered into a series of agreements in 2004 with Dow related to DDE. The agreements gave DuPont complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters and DuPont agreed to a disproportionate share of DDE's liabilities and costs with respect to these matters. (See Note 9 for a discussion of the antitrust and litigation matters.) As a result of these agreements, DuPont became the primary beneficiary of the venture and accounted for DDE as a consolidated variable interest entity. The agreements further gave Dow the option to acquire from DDE, certain assets related to the Engage® , Nordel® and Tyrin® businesses. For those periods in which DDE was a consolidated variable interest entity, net sales for these businesses for the first half of 2004 and 2005 were $148 and $386, respectively, and net income was zero for the first half of 2004 and $17 through June 30, 2005, $10 of which was earned in the second quarter. Dow exercised its option on December 31, 2004 to acquire the agreed upon assets from DDE. Upon the exercise of this option by Dow, all criteria were met to report the Engage® , Nordel® and Tyrin® net assets as assets and liabilities held for sale in the Consolidated Balance Sheet at December 31, 2004 as follows:

Accounts and notes receivable	$ 96
Inventories	136
Property, plant and equipment (net)	298
Prepaid expense and other assets	1

Assets held for sale	$531

Accounts payable	$ 69
Borrowings and capital lease obligations	1
Deferred tax liability	2
Other liabilities	24

Liabilities held for sale	$ 96

The transaction to acquire Dow's equity interest and to transfer the agreed upon assets was completed on June 30, 2005. Upon closing, the remaining elastomers business was renamed DuPont Performance Elastomers L.L.C. (DPE) and became a wholly owned subsidiary of DuPont, continuing to operate the Neoprene, Hypalon® , Kalrez® and Viton® businesses. The asset transfer to Dow resulted in a gain of $23 as the fair value of those assets exceeded their carrying value.

For some time, the company has been evaluating both its response to a long-term declining demand for the neoprene product and the anticipated capital investment requirements at the Louisville, Kentucky facility. The company now plans to consolidate production at its upgraded facility in LaPlace, Louisiana by the end of 2006, at which time neoprene production will cease at the Kentucky site. In June 2005, the company recorded a restructuring charge of $34 ($23 after-tax), reflecting severance and related costs for approximately 275 employees, principally at the Louisville, Kentucky site.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended June 30, 2005 are summarized in the table below.

	Balance as of	Adjustments	Balance as of
	December 31,	and	June 30,
Segment	2004	Acquisitions	2005

Agriculture & Nutrition	$ 611	$ (3)	$ 608
Coatings & Color Technologies	816	14	830
Electronic & Communication Technologies	168	-	168
Performance Materials	325	16	341
Safety & Protection	148	5	153
Other	14	(2)	12

Total	$2,082	$30	$2,112

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	June 30, 2005
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,180	$(1,136)	$1,044
Patents	170	(41)	129
Trademarks	72	(20)	52
Other	579	(185)	394

	3,001	(1,382)	1,619

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,159	$(1,382)	$2,777

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

The aggregate amortization expense for definite-lived intangible assets was $57 and $114 for the three-and six-month periods ended June 30, 2005. The estimated aggregate pretax amortization expense for 2005 and each of the next five years is approximately $230, $215, $195, $175, $150, and $110.

Note 9. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of June 30, 2005 is $20. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2004 through June 30, 2005:

Balance - December 31, 2004	$14
Settlements (cash and in-kind)	(7)
Aggregate changes - issued 2005	13

Balance - June 30, 2005	$20

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of June 30, 2005 and December 31, 2004 are $94 and $99, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnification balances stated above. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At June 30, 2005, the company had directly guaranteed $447 of such obligations, plus $485 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 40 percent of the $129 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at June 30, 2005:
Guarantees	Short Term	Long Term	Total

Obligations for customers, suppliers and other
unaffiliated companies[1]:
Bank borrowings (terms up to 7 years)	$ 78	$ 48	$126
Revenue bonds (term 4 years)	-	3	3

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 8 years)	241	34	275
Leases on equipment and facilities (term 5 years)	-	43	43

Total obligations for customers, suppliers, other
unaffiliated companies and equity affiliates	319	128	447

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 4-22 years)	-	194	194
Consolidation Coal Sales Company (term 6 years)	-	103	103
INVISTA (term 2 years)	44	144	188

Total obligations for divested subsidiaries and affiliates	44	441	485

Total	$363	$569	$932
[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.
[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.
[3]

The company has guaranteed certain obligations and liabilities related to divested subsidiaries and affiliates, including Conoco and its subsidiaries and affiliates, Consolidation Coal Sales Company, and INVISTA entities sold to Koch. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco, Koch and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Residual Value Guarantees

As of June 30, 2005, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $97 at June 30, 2005. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and would become due should the company decide neither to renew these leases nor to exercise its purchase option. At June 30, 2005, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

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

	Status of Cases
	June 30,	March 31,	December 31,
	2005	2005	2004

Filed	-	-	1
Resolved	16	2	4

Pending	75	91	93

Twenty of the 75 cases pending against the company at June 30, 2005, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Twenty-six of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Three of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-six of the pending cases include claims for alleged damage to shrimping operations from Benlate®  OD.

In one of the 20 cases alleging plant damage, a Florida jury found DuPont liable in 2001 under Florida's racketeering statute and for product defect involving alleged crop damage. The judge later withdrew the jury's finding of liability under the racketeering statute and entered judgment for the plaintiffs. In 2004, the Third District Court of Appeal in Miami upheld dismissal of the racketeering verdict, reversed the $26 judgment, and sent the case back to the lower court for a new trial. In the first quarter of 2005, the Florida Supreme Court denied the plaintiffs petition for review. A new trial date has not been set. A trial commenced in state court in Miami on January 24, 2005, involving allegations that DuPont was negligent in connection with the formulation and sale of Benlate® 50 DF. On March 18, 2005, the jury in the case found that DuPont was not negligent. Judgment has been entered for DuPont and the plaintiff is not expected to appeal. The remaining crop cases are in various stages of development, principally in trial and appellate courts in Florida.

In the 26 reopener cases, the Florida federal court dismissed the 19 cases pending before it in July 2004; plaintiffs have appealed. Five additional federal cases were dismissed voluntarily. In the first quarter of 2005, the parties agreed to settle eleven of the remaining reopener cases pending in Florida state court for a total of $21. In 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have filed a notice of appeal to the Ninth Circuit Court of Appeals. The remaining case pending in state court in Hawaii was settled in part for $1.2. The remainder of the case was dismissed on DuPont's motion. Plaintiffs are expected to appeal.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The three cases involving allegations that Benlate® caused birth defects to children exposed in utero are pending in Delaware state court. In the case that had been set for trial on May 9, 2005, the court granted DuPont's motion to dismiss due to insufficient scientific support for causation. Plaintiffs are expected to appeal. The first of the remaining two cases is scheduled for trial on November 7, 2005.

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate®  OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. DuPont contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate®  OD. Two cases were tried and both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company's favor in both cases. Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for DuPont. Hearings are ongoing in this matter.

DuPont does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. DuPont continues to defend itself in ongoing matters. As of June 30, 2005, DuPont has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $277 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

PFOA

In July 2004 and December of 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA, (collectively, perflurooctanoic acids and its salts, including the ammonium salt). The first complaint relates to information about PFOA for a period beginning in June 1981 through March 2001; the second relates to information about PFOA for a period beginning in late July 2004 to mid-October 2004. The parties have reached an agreement in principle, subject to certain conditions, to resolve this matter and, as a result, the company established a reserve of $15 in the first quarter of 2005.

On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ) relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. DuPont will be fully responsive to the DOJ in this matter and has begun the production of documents.

In August 2001, a class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and the attorneys for the class reached a settlement agreement in 2004 which was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

The company established a reserve of $108 in the third quarter of 2004 as a result of expenditures required under the settlement agreement, valued at $85, plus attorneys' fees and expenses of $23. On July 1, 2005, the company paid the attorneys' fees and expenses; made a payment of $70, the majority of which class counsel has designated to fund a community health project; and provided $5 to fund a health study by an independent panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. In addition, the company is providing state-of-the art water treatment systems (estimated to cost approximately $10) designed to reduce the level of PFOA in the water to six area water districts.

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

On July 15, 2005, fourteen Florida individuals filed an action against DuPont in the United States District Court for the Southern District of Florida on behalf of a purported class of consumers resident in the state of Florida that have purchased cookware with Teflon® non-stick coating. The action alleges that DuPont violated Florida state law by engaging in deceptive and unfair trade practices by failing "to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers." It also alleges that DuPont has liability to plaintiffs and the class under Florida state law on theories of negligence and strict liability. The action alleges that Teflon® contained or released harmful and dangerous substances, including a chemical (PFOA) alleged to have been determined to be "likely" to cause cancer in humans. The action seeks monetary damages for consumers who purchased cooking products containing Teflon® , as well as the creation of funds for medical monitoring and independent scientific research, attorneys' fees and other relief. Class actions containing similar allegations and seeking similar relief have been filed in California, Colorado, Illinois, Iowa, Massachusetts, Michigan, New York, Ohio and Texas federal courts since June 30, 2005. DuPont believes these actions are without merit and will defend itself vigorously.

While management recognizes that it is reasonably possible that additional losses may be incurred in connection with PFOA, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Elastomers Antitrust Matters

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets, including DDE as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets, for possible antitrust violations. As a result of agreements between Dow and DuPont, DDE became a wholly owned subsidiary of DuPont on June 30, 2005 and has been renamed DuPont Performance Elastomers L.L.C. (DPE). See Note 7. DDE has responded to subpoenas in connection with these investigations and DPE continues to cooperate with authorities. DDE and DuPont were named in related civil litigation, some of which is still pending.

In April of 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE's response to these investigations and the related litigation, and DuPont agreed to a disproportionate share of the venture's liabilities and costs related to these matters. Consequently, DuPont bears any potential liabilities and costs up to the initial $150. Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. Therefore, in 2004 DuPont established a reserve of $268, of which $18 will be reimbursed by Dow, to reflect its share of anticipated losses. Given the uncertainties inherent in predicting the outcome of these investigations and the related litigation, and in projecting future costs, it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

On March 29, 2005, the court approved a plea agreement that DDE reached with the U.S. Department of Justice (DOJ) in January 2005. The agreement includes an $84 fine and resolves all criminal charges against the subsidiary related to PCP in the United States. Under the terms of the agreement, DDE agreed to provide ongoing cooperation to the DOJ.

In November of 2004, the court approved the settlement reached by DDE and attorneys for the class, of federal antitrust litigation related to PCP for $42, including attorneys' fees and costs. DDE also reached a settlement with attorneys for the class, of federal antitrust litigation related to EPDM for $24.6, including attorneys' fees and costs. The court approved the EPDM settlement in May 2005.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Additional information relating to environmental remediation activity is contained in Notes 1 and 25 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. At June 30, 2005, the company's Consolidated Balance Sheet includes a liability of $348 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at June 30, 2005.

Note 10. Comprehensive Income

The following sets forth the company's total comprehensive income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$1,015	$503	$1,982	$1,171
Cumulative translation adjustment	(57)	6	(96)	(9)
Net revaluation and clearance of cash
flow hedges to earnings	(4)	(8)	(2)	17
Minimum pension liability*	-	157	-	157
Net unrealized (losses) gains on
available for sale securities	(7)	(2)	(13)	1

Total comprehensive income	$ 947	$656	$1,871	$1,337

*

Due to the sale of INVISTA on April 30, 2004 (see Note 4), the company is required to calculate its minimum pension liability using plan assets and liabilities as of April 30, 2004. The remeasurement resulted in a $157 reduction to this liability, primarily due to the transfer of benefit obligations and assets to Koch.

Note 11. Variable Interest Entities (VIEs)

The company has entities identified and consolidated as VIEs where DuPont is considered the primary beneficiary. At June 30, 2005, the assets and liabilities of these entities are immaterial to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At June 30, 2005, the assets and liabilities of the other VIEs are immaterial to the Consolidated Financial Statements of the company. The company's share of these VIEs net income (loss) is included in Other income in the Consolidated Income Statements, and is not material.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 12. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 30 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. During the first half of 2005, hedge ineffectiveness of $2 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or recognized in earnings for forecasted transactions that did not occur related to cash flow hedges. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:
	Three Months Ended			Six Months Ended
	June 30, 2005			June 30, 2005
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$10	$(4)	$ 6	$ 6	$(2)	$ 4
Additions and revaluations of
derivatives designated as
cash flow hedges	-	1	1	8	(2)	6
Clearance of hedge results to
earnings	(7)	2	(5)	(11)	3	(8)

Ending balance	$ 3	$(1)	$ 2	$ 3	$(1)	$ 2

Portion of ending balance expected
to be recognized in earnings
over the next twelve months	$ 3	$(1)	$ 2	$ 3	$(1)	$ 2

Note 13. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$ 91	$ 86	$ 181	$ 178
Interest cost	291	295	582	605
Expected return on plan assets	(345)	(330)	(692)	(680)
Amortization of transition asset	-	(2)	-	(4)
Amortization of unrecognized loss	77	76	155	154
Amortization of prior service cost	9	12	18	24
Curtailment/settlement loss	11[1]	435[2]	11[1]	447[2]

Net periodic benefit cost	$ 134	$ 572	$ 255	$ 724

[1]	Reflects curtailments due to elastomers activity (see Note 7).
[2]	Reflects curtailment/settlement losses due to the sale of INVISTA.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2004, that it expected to contribute approximately $245 to its pension plans other than the principal U.S. pension plan in 2005. As of June 30, 2005, contributions of $136 have been made to these pension plans and the company anticipates additional contributions of $132 by year-end.

The following sets forth the components of the company's net periodic cost for other benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$ 8	$ 10	$ 17	$ 19
Interest cost	66	65	132	133
Amortization of unrecognized loss	17	12	37	25
Amortization of prior service cost	(38)	(47)	(77)	(91)
Curtailment gain	-	(436)*	-	(436)*

Net periodic benefit cost	$ 53	$(396)	$109	$(350)

*	Reflects a curtailment gain due to the sale of INVISTA.

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2004, that it expected to make payments of approximately $456 to its other postretirement benefit plans in 2005. The company has made benefit payments of $202 related to its plans as of June 30, 2005 and anticipates additional payments of $248 in 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Segment Information

Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.
			Electronic &
Three Months	Agriculture	Coatings &	Communica-	Perform-		Safety	Textiles
Ended	&	Color	tion	ance	Pharma-	&	&
June 30,	Nutrition	Technologies	Technologies	Materials[1]	ceuticals	Protection	Interiors[2]	Other	Total[3]

2005
Segment sales	$2,102	$1,640	$933	$1,836	$ -	$1,388	N/A	$ 13	$ 7,912
Less transfers	-	(16)	(24)	(27)	-	(15)	N/A	-	(82)
Less equity
affiliates' sales	(22)	(9)	(64)	(202)	-	(22)	N/A	-	(319)

Net sales	2,080	1,615	845	1,607	-	1,351	N/A	13	7,511
Pretax operating
income	511	194	211	190	192	283	N/A	7	1,588

2004
Segment sales	$2,076	$1,560	$845	$1,703	$ -	$1,169	$ 826	$ 13	$ 8,192
Less transfers	-	(14)	(23)	(31)	-	(24)	(59)	(6)	(157)
Less equity
affiliates' sales	(17)	(10)	(72)	(173)	-	(19)	(217)	-	(508)

Net sales	2,059	1,536	750	1,499	-	1,126	550	7	7,527
Pretax operating
income (loss)	$ 446	$ 150	$ (27)	$ 103	$174	$ 163	$(168)	$(173)	$ 668
			Electronic &
Six Months	Agriculture	Coatings &	Communica-	Perform-		Safety	Textiles
Ended	&	Color	tion	ance	Pharma-	&	&
June 30,	Nutrition	Technologies	Technologies	Materials[1]	ceuticals	Protection	Interiors[2]	Other	Total[3]

2005
Segment sales	$4,458	$3,176	$1,787	$3,621	$ -	$2,670	N/A	$ 25	$15,737
Less transfers	-	(31)	(47)	(49)	-	(33)	N/A	-	(160)
Less equity
affiliates' sales	(35)	(20)	(139)	(399)	-	(42)	N/A	-	(635)

Net sales	4,423	3,125	1,601	3,173	-	2,595	N/A	25	14,942
Pretax operating
income (loss)	1,268	360	316	401	351	514	N/A	(14)	3,196

2004
Segment sales	$4,277	$2,977	$1,661	$3,222	$ -	$2,258	$2,709	$ 25	$17,129
Less transfers	-	(30)	(36)	(67)	-	(55)	(210)	(10)	(408)
Less equity
affiliates' sales	(28)	(25)	(139)	(489)	-	(35)	(405)	-	(1,121)

Net sales	4,249	2,922	1,486	2,666	-	2,168	2,094	15	15,600
Pretax operating
income (loss)	$1,077	$ 303	$ 65	$ 109	$322	$ 394	$ (363)	$(206)	$ 1,701

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
[1]	Includes the following results of Engage® , Nordel® and Tyrin® businesses transferred to Dow on June 30, 2005 (see Note 7):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$213	$148	$386	$217
Pretax operating income	28	(3)	47	(4)

[2]

Beginning in 2005, the remaining Textiles & Interiors businesses are no longer a segment of the company and are included as part of Other. Further information can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

[3]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Six Months Ended
Pretax operating income to income before	June 30,		June 30,
income taxes and minority interests	2005	2004	2005	2004

Total segment PTOI	$1,588	$ 668	$3,196	$1,701
Net exchange gains (losses), including affiliates	183	(76)	294	(89)
Corporate expenses and interest	(212)	(229)	(437)	(442)

Income before income taxes and minority interests	$1,559	$ 363	$3,053	$1,170

Note 15. American Jobs Creation Act

The American Jobs Creation Act of 2004 (the "Act") creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. The company continues to review alternatives to repatriate foreign earnings under the Act. No decision to repatriate earnings has been made. However, should the company decide to repatriate earnings under the Act, it would expect to repatriate between
$8 and $10 billion over the remainder of 2005. A preliminary assessment indicates that the tax cost will be between 3 percent and 4 percent of the amount repatriated. Currently these earnings are considered to be permanently reinvested and no taxes have been reserved. The company expects to finalize its decision during the third quarter.

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
    The company conducts business globally and its operations and profitability could be affected by governmental and quasi-governmental activities, including changes in the laws or policies of any country in which the company operates. Also, the company's business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from acts of terrorism or war (whether or not declared) and the response to such activities. In addition, economic factors (including cyclical economic growth, particularly in the United States, Europe and Asia Pacific, inflation or fluctuations in interest and currency exchange rates) and competitive factors (such as greater price competition or expiration of patent protection) could affect the company's financial results.
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

Results of Operations

Net Sales

             Consolidated net sales for the second quarter were $7.5 billion, essentially flat versus the second quarter 2004. A 6 percent increase in local currency selling prices and a 2 percent currency benefit offset an 8 percent reduction in sales, principally reflecting the absence of $550 million in prior year sales from Textiles & Interiors (T&I) businesses in 2004. The absence of T&I sales was offset by higher local prices for seed products, engineering polymers, packaging polymers, fluoroproducts, titanium dioxide, and certain industrial chemicals. This represents the sixth consecutive quarter of increasing local currency prices versus the prior year. Sales were also driven by volume growth in Asia Pacific and Latin America offset by declines in the United States and Europe due to a withdrawal from the polyester intermediates business, slowing demand resulting from declining motor vehicle production, and a shift in demand to certain genetically engineered seeds with stacked traits for which the company's supply was limited this growing season. Second quarter net sales include $213 million in 2005 and $148 million in 2004 related to those former DuPont Dow Elastomers LLC (DDE) businesses transferred to The Dow Chemical Company (Dow) on June 30, 2005 (see Note 7 to the interim Consolidated Financial Statements).

Form 10-Q

             The tables below show net sales by region and variance analysis versus the prior year:

	Three Months Ended June 30			Percent Change Versus 2004
			Percent	After Adjusting
	2005	Percent	Change	For Portfolio Changes(a)
	Net Sales	Change	Vs. 2004 as	Local	Currency
	($ Billions)	Vs. 2004	Adjusted(a)	Price	Effect	Volume

Worldwide(b)	$7.5	-	8	6	2	-
U.S.	3.4	(2)	5	7	-	(2)
Europe	2.1	(1)	5	4	5	(4)
Asia Pacific	1.2	3	19	6	2	11
Canada & Latin
America	0.8	6	12	5	5	2

(a)	Eliminates $550 million in sales in 2004 attributable to divested T&I businesses.
(b)

Excluding $213 million net sales from the current quarter and $148 million net sales from prior year for former DDE businesses transferred to Dow on June 30, 2005 and sales related to the divested T&I businesses, worldwide sales were $7.3 billion, up 7 percent with volume down 1 percent. United States sales were $3.3 billion, up 4 percent, with volume down 3 percent. European sales were $2.0 billion, up 4 percent, with volume down 5 percent.

For the six months ended June 30, 2005, Consolidated net sales were $14.9 billion versus $15.6 billion in the prior year, down 4 percent, due to the absence of T&I sales. U.S. dollar selling prices increased 6 percent and volume increased 3 percent. The volume increase principally reflects continuing strong growth in the Asia Pacific and Latin American regions. Consolidated net sales include $386 million in 2005 and $148 million from the second quarter 2004 related to the former DDE businesses transferred to Dow.

	Six Months Ended June 30			Percent Change Versus 2004
			Percent	After Adjusting
	2005	Percent	Change	For Portfolio Changes(a)
	Net Sales	Change	Vs. 2004 as	Local	Currency
	($ Billions)	Vs. 2004	Adjusted(a)	Price	Effect	Volume

Worldwide(b)	$14.9	(4)	11	6	2	3
U.S.	6.6	(7)	7	7	-	-
Europe	4.5	(2)	9	3	5	1
Asia Pacific	2.3	(6)	23	7	2	14
Canada & Latin
America	1.5	3	15	6	4	5

(a)	Reflects elimination of $2,094 million in 2004 sales attributable to divested T&I businesses.
(b)

Excluding net sales of $386 million for 2005 year-to-date and $148 million for 2004 for former DDE businesses transferred to Dow on June 30, 2005 and the 2004 net sales of the divested T&I businesses, 2005 worldwide sales were $14.5 billion, up 9 percent with volume up 1 percent, U.S. sales were $6.3 billion, up 4 percent with volume down 2 percent, and European sales were $4.4 billion, up 8 percent, with volume flat.

Other Income

             Second quarter 2005 Other income totaled $611 million versus $205 million in the prior year, an increase of $406 million. The increase is primarily due to foreign currency exchange gains in 2005 largely attributable to the weakening euro, as well as the gains on the sale of the company's interest in DuPont Photomasks and the sale of certain elastomers assets.

Form 10-Q

             For the six months ended June 30, 2005, Other income was $1,006 million as compared to $337 million last year. Year-to-date 2005 benefited from foreign currency exchange gains, and gains on asset sales as described above together with an increase in the earnings of equity affiliates reflecting the absence of the $150 million charge in 2004 to provide for the company's share of estimated costs associated with the elastomers related litigation (see Note 9 to the interim Consolidated Financial Statements).

Cost of Goods Sold and Other Operating Charges (COGS)

             As a percent of net sales, COGS was 69 percent for the three- and six-month periods ended June 30, 2005, versus 72 percent for the three- and six-month periods ended June 30, 2004, a three percentage point improvement. This improvement is the result of higher selling prices, and the exiting of lower margin businesses, including T&I, partly offset by the impact of higher energy and raw material costs.

Selling, General and Administrative Expenses (SG&A)

             As a percent of net sales, SG&A was approximately 11 percent for the three- and six-month periods in 2005 and 2004. SG&A totaled $866 million for the quarter versus $828 million in the prior year, an increase of 5 percent. Year-to-date SG&A totaled $1,673 million versus $1,648 million in 2004, an increase of 2 percent. The increase reflects the impact of currency.

Research and Development Expense (R&D)

             R&D was approximately 4 percent of net sales for the three- and six-month periods in 2005 and 2004. During the first six months of 2005, the company introduced over 550 new products and product applications. The company continues to pursue its goal of generating 33 percent of revenue from new products introduced within the last five years.

Interest Expense

             Interest expense totaled $120 million in the second quarter of 2005 compared to $81 million in the second quarter of 2004, an increase of 48 percent, caused by higher average interest rates and higher average debt levels. For the six-month periods, interest expense increased 35 percent from $166 million in 2004 to $224 million in 2005, as lower average debt levels were offset by higher average interest rates.

Separation Activities - Textiles & Interiors

             In the second quarter of 2005, in connection with the separation of Textiles & Interiors, the company transferred two previously delayed equity affiliates to Koch and sold a remaining equity affiliate to its equity partner. See Note 4 to the interim Consolidated Financial Statements for details of these activities.

             In the second quarter of 2004, the company recorded a charge of $183 related to the divestiture of INVISTA. The charge included a loss on the sale of INVISTA of $118 and other separation charges of $65. The other separation charges consisted predominantly of incremental legal, accounting, and other advisory and consulting fees, as well as other employee separation costs. Year-to-date 2004 also reflects a first quarter charge of $345 related to the separation, including a $240 reduction of the sales price.

Form 10-Q

Provision for Income Taxes

             For the second quarter 2005, the company recorded a tax provision of $517 million, including $193 million of tax expense associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations and a $34 million benefit related to a favorable tax audit settlement. Year-to-date 2005, the company recorded a tax provision of $1,026 million which includes an additional $150 million of tax expense associated with the company's hedging policy.

             In second quarter 2004, the company recorded $105 million of tax benefit related to Textiles & Interiors separation charges, $124 million of tax benefit associated with recording an increase in deferred tax assets in two European subsidiaries for their tax basis losses recognized on local returns and $114 million of tax benefit related to restructuring charges. These tax benefits were partially offset by net tax expense on other operating income. Year-to-date 2004, the company recorded a tax provision of $3 million including an additional $210 million of tax benefit related to INVISTA booked in first quarter 2004. Year-to-date tax benefits have been offset by net tax expense on other operating income.

Minority Interests in Earnings of Consolidated Subsidiaries

             Minority interests charges were $27 million and $45 million for the three and six months ended June 30, 2005 as compared to benefits of $17 million and $4 million in the prior year. Changes in Minority Interest are primarily attributable to the increase in DDE 2005 operating income.

Net Income

             Net income for the second quarter 2005 was $1,015 million, or $1.01 per share versus $503 million, or $.50 per share for the second quarter 2004. The increase in net income principally reflects the absence of net after-tax charges incurred in 2004, for employee separation and asset impairment charges of $319 million, and PFOA litigation charges of $29 million, partly offset by a net benefit of $46 million related to the disposition of T&I. The current quarter includes a net benefit of $111 million related to gains on asset sales and a favorable tax audit settlement partly offset by charges related to the consolidation of certain elastomers production facilities. Excluding these items, net income increased $99 million, or 12 percent. This increase is the result of significantly higher selling prices including currency benefit, and a modest fixed cost reduction, largely offset by substantially higher energy and raw material costs.

             For the six months ended June 30, 2005, net income was $1,982 million, or $1.97 per share, compared to $1,171 million, or $1.16 per share, in the prior year. The increase in net income principally reflects the absence of $598 million in net after-tax charges incurred for significant items in the prior year, which include first quarter 2004 charges totaling $296 million related to the separation of T&I businesses, employee separation and asset impairment charges, and litigation reserves, in addition to the second quarter 2004 net charges of $302 million discussed above. Excluding the $111 million net benefit in 2005 and the $598 million net charges in 2004 discussed above, net income increased $102 million, or 6 percent. This increase is the result of significantly higher selling prices including currency benefit, largely offset by substantially higher energy and raw material costs and the absence of prior year operating earnings from T&I.

Form 10-Q

Corporate Outlook

             The following is an update to Corporate outlook provided in the 2004 Form 10-K:

The company improved local pricing 5 percent in the first half 2005 versus prior year, compared to an original assumption of about half that rate of increase. The company still expects positive pricing momentum to continue in the second half.

Energy and ingredient costs are much higher than originally expected. Six months ago the company's outlook assumed costs for oil and U.S. natural gas in 2005 would average $43 per barrel and $6.80 per million btu, respectively. The company now expects its energy and ingredient costs to be at least $1 billion higher than 2004, approximately double the original assumption.

Volume is down in two discrete market segments. In the motor vehicle market segment, auto builds by certain original equipment manufacturers (OEMs) declined. The volume impact is primarily reflected in the company's Coatings & Color Technologies and Performance Materials segments. In the agricultural market segment, corn seed volume was below expectations due to lower corn acreage in Europe (due to weather) and lower share in North America. Volume expectations for the southern hemisphere growing season are unchanged.

             Pricing and productivity in first half of 2005 more than offset cost increases from raw materials and inflation. Adding to this improvement in earnings were significant items (gains on asset sales and a favorable tax audit settlement partly offset by charges related to the consolidation of certain elastomers production facilities).

             Considering the above, the company now expects full-year 2005 reported earnings per share of $2.75 to $2.80, including $.11 per share in significant items recorded in the second quarter. In addition, the company expects third quarter earnings per share to be roughly 40 percent of the second half 2005 earnings. (This outlook excludes any potential impact from actions that might be taken in connection with the American Jobs Creation Act.)

Accounting Standards Issued Not Yet Adopted

             See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated impact on financial position, liquidity and results of operations.

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and six-month periods ended June 30, 2005 compared with the same period in 2004. Segment sales include transfers and pro rata share of equity affiliates' sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.

Form 10-Q

             Agriculture & Nutrition - Second quarter sales of $2.1 billion were 1 percent higher, reflecting 6 percent higher U.S. dollar selling prices, partly offset by a 5 percent decline in volume. Higher U.S. dollar selling prices were principally driven by higher soybean seed prices in North America and a richer corn product mix in the seed business with an additional benefit from currency translation. The decline in volume is attributable to seed corn and chemicals in North America, partly offset by continued market share gains in key seed markets outside of the United States, including Europe. The volume decline in North America corn seed reflects in large part a shift in market preference for certain genetically engineered seeds with stacked traits for which the company's supply was limited this growing season. PTOI for the quarter was $511 million versus $446 million in the prior year, which included employee separation charges of $36 million. The current quarter earnings improvement reflects the higher selling prices, partly offset by lower volume and higher raw material costs. In the quarter, 12 new products were introduced, largely in support of an expanded fungicide offering.

For the six months ended June 30, 2005, sales were $4.5 billion versus $4.3 billion in the prior year, up 4 percent. The increase in segment sales reflects 5 percent higher U.S. dollar selling prices, partly offset by 1 percent lower volume. Higher U.S. dollar selling prices principally reflect higher seed prices and a benefit from currency translation. An increase in volume for crop protection products in most regions, principally specialties and fungicides, and soybean seeds in North America, largely offset a decrease in corn seed products in North America. PTOI for the first half of the year was $1,268 million versus $1,077 million in the same period last year. This 18 percent increase in earnings was principally due to higher average selling prices for crop production products, and currency translation, partly offset by higher raw material costs and lower volume. PTOI for 2004 included $36 million in employee separation charges. To date, 99 new products were introduced by the segment this year.

             Coatings & Color Technologies - Second quarter sales were $1.7 billion, up 5 percent reflecting 8 percent higher U.S. dollar selling prices including a 4 percent benefit from currency translation, partly offset by 3 percent lower volumes. Higher selling prices largely reflect continued price improvements for titanium dioxide. During the quarter, 114 new products were launched, led by expanded offerings in automotive systems and powder coatings businesses. Lower motor vehicle builds contributed to declining volumes. PTOI was $194 million versus $150 million in the prior year. 2004 PTOI includes $64 million in employee separation charges. 2005 PTOI was negatively affected by lower volumes and higher raw material and other costs, which more than offset selling price increases.

Year-to-date sales of $3.2 billion were up 7 percent, reflecting 7 percent higher U.S. dollar selling prices. Higher selling prices primarily reflect increased prices for titanium dioxide products and automotive refinish and industrial applications. Sales volumes were essentially flat as the impact of lower North American OEM automotive volumes offset sales growth in TiO2 and refinish end use markets. PTOI of $360 million increased from $303 million in the prior year, reflecting the absence of $100 million in 2004 charges for employee separation charges and an automotive refinish litigation settlement. Changes in sales mix and higher raw materials costs negatively affected gross margins. To date, 188 new products have been introduced this year.

             Electronic & Communication Technologies - Sales were $933 million, up 10 percent on 9 percent higher U.S. dollar selling prices and 3 percent higher volume, partly offset by a 2 percent reduction due to the absence of sales from the divested Photomasks business. Higher sales of flexible circuit and plasma display materials, positive fluorochemical pricing and productivity gains more than offset the negative impact of higher raw material costs. In the quarter, 56 new products were introduced, reflecting a significant number for the photovoltaic,

Form 10-Q

auto electronics, and display markets. PTOI of $211 million increased from a prior year loss of $27 million reflecting improved operating performance, a $48 million gain in 2005 on sale of Photomasks stock, as well as the absence of $114 million in prior year charges for employee separation costs, a write-down to reflect the decline in value of an investment security, and PFOA litigation.

Year-to-date sales of $1.8 billion were up 8 percent, reflecting 9 percent higher U.S. dollar selling prices, partly offset by a 1 percent reduction reflecting the absence of Photomasks sales. PTOI was $316 million including the $48 million gain on the Photomasks disposition. PTOI in the prior year was $65 million, reflecting the $114 million charges discussed above. Improvement in operating earnings reflects higher pricing for fluorochemicals, higher sales volumes of electronic materials and fluoropolymers, and productivity gains. To date, 106 new products have been introduced this year.

             Performance Materials - Sales in the second quarter were $1.8 billion versus $1.7 billion in the prior year, up 8 percent. Increased sales reflect 10 percent higher U.S. dollar selling prices, partly offset by 2 percent lower volume. On June 30, 2005, DuPont completed a transaction in which Dow acquired from DDE certain assets related to Engage® , Nordel® and Tyrin® businesses. Upon the completion of this transaction, DDE became a wholly owned subsidiary of DuPont and has been renamed DuPont Performance Elastomers, LLC (DPE). (See Notes 7 and 9 to the interim Consolidated Financial Statements for a complete discussion of these matters.) Excluding $213 million in segment sales from the current quarter and $148 million from prior year quarter for certain DDE assets transferred to Dow on June 30, sales were $1.6 billion, up 4 percent. This increase reflects 10 percent higher selling prices offset by 6 percent lower volume. Higher average selling prices largely reflect increases for engineering and packaging polymers and films, including recovery of higher costs for petroleum-related feed stocks. Lower sales volume is principally related to significant declines in markets tied to North American motor vehicle production, partly offset by growth outside of the United States. Growth in the Asia Pacific region remained robust. A total of 21 new products were launched during the quarter, including new molding nylon resins reinforced with Kevlar® aramid and Fusabond® coupling agents.

Second quarter PTOI was $190 million including $28 million in operating income related to certain DDE assets sold, a $23 million gain on sale of these DDE assets, and a charge of $34 million reflecting severance and related costs for approximately 275 employees principally at the Louisville, Kentucky site. Annual cost reductions related to ceasing neoprene production at the Louisville, Kentucky site and consolidating production at the company's upgraded facility in LaPlace, Louisiana are expected to be offset by reduced revenue. Cash payouts of $25 million are largely expected to be paid in 2007. PTOI for 2004 was $103 million including a charge of $68 million for employee separation costs and shutdown of certain U.S. manufacturing assets in connection with exiting the dimethyl terephthalate (DMT) business.

Year-to-date sales were $3.6 billion versus $3.2 billion in the prior year, up 12 percent. Increased sales reflect 11 percent higher U.S. dollar selling prices, and a 4 percent increase from the consolidation of DDE as a variable interest entity in April 2004. These increases were partly offset by 3 percent lower sales volumes. Excluding year-to-date sales of $386 million in 2005 and $217 million in 2004 related to DDE businesses transferred to Dow on June 30, 2005, sales were $3.2 billion, up 8 percent. The increase reflects 11 percent higher U.S. dollar selling prices partly offset by 3 percent lower volume. Higher average selling prices principally reflect increases for engineering polymers and packaging polymers and films, including pass-through recovery of higher costs for petroleum-related feed stocks. Lower sales volume is principally related to sales declines in markets tied to North American motor vehicle production.

Form 10-Q

PTOI for the first six months of 2005 was $401 million, including a net benefit of $17 million relating to the elastomers activities described above. PTOI in the first six months of 2004 was $109 million, including charges of $68 million described above and a $150 million charge related to elastomers antitrust litigation. 2005 year-to-date PTOI also reflects higher selling prices and fixed costs reductions, partly offset by higher raw material costs. To date, there have been 66 new products introduced this year.

             Safety & Protection - Second quarter sales of $1.4 billion were up 19 percent, due to 9 percent higher U.S. dollar selling prices and 10 percent higher volume. Higher segment selling prices are principally the result of chemical products and aramids price increases. Second quarter higher volume reflects the increasing demand for nonwovens, solid surface products, industrial chemicals and safety consulting services. During the quarter 60 new products were introduced. Second quarter PTOI was $283 million, an increase from $163 last year, which included $29 million for employee separation costs and $42 million to reduce the carrying value of certain European manufacturing assets. Improvement in operating income reflects higher selling prices and volumes, partly offset by increased costs for energy and raw materials.

Year-to-date sales of $2.7 billion were up 18 percent, due to 8 percent higher U.S. dollar selling prices, and 10 percent higher volume. To date, the segment has introduced 118 new products this year. PTOI for year-to-date 2005 was $514 million, versus $394 million in the prior year, which included $71 million in charges discussed above. Improvement in year-to-date operating earnings reflects higher selling prices partly offset by increased costs for higher raw materials in certain businesses.

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             Total debt at June 30, 2005 was $9.5 billion, an increase of $3 billion from December 31, 2004, primarily reflecting an increase in cash used to support operations and the normal seasonal accounts receivable build in Agriculture & Nutrition. The company used commercial paper to finance this higher level of debt. Commercial paper at June 30, 2005 was $3.5 billion versus $600 million at December 31, 2004.

             Cash and cash equivalents and Marketable debt securities were $5.1 billion at June 30, 2005 versus $3.5 billion at December 31, 2004.

             At June 30, 2005, net debt was $4.4 billion, compared to $2.9 billion at December 31, 2004. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful to investors because it provides investors more of an operational view of cash flow since the company's cash balance is available to meet operating and capital needs, and to provide liquidity around the world.

Form 10-Q

             The following table reconciles the differences from Total debt to net debt.

(Dollars in millions)	June 30, 2005

Total debt
Commercial paper	$3,484
Long-term debt due in one year	193
Other short-term debt	252

Total short-term debt	3,929
Long-term debt	5,547

Total debt	9,479
Less: Cash and cash equivalents	4,831
Less: Marketable debt securities	223

Net debt	$4,425

             The following table summarizes changes in net debt for the first half of 2005.

(Dollars in millions)

Net debt - December 31, 2004	$2,949

Cash provided by continuing operations	(431)
Purchases of property, plant & equipment and
investments in affiliates	587
Net payments for businesses acquired	113
Proceeds from sales of assets	(271)
Dividends paid to stockholders	723
Acquisition of treasury stock	505
Proceeds from exercise of stock options	(340)
Effect of exchange rate changes on cash	576
Other	14

Increase in net debt	1,476

Net debt - June 30, 2005	$4,425

             Cash provided by operations for the first half of 2005 reflects strong earnings from all segments partially offset by normal seasonal working capital builds, particularly in receivables of Agriculture & Nutrition. Working capital was $8.2 billion at June 30, 2005 compared to $7.3 billion at December 31, 2004.

             Purchases of property, plant and equipment and investment in affiliates for the first half of 2005 totaled $587 million. The company expects full-year purchases of property, plant and equipment and investments in affiliates to be about $1.4 billion.

             Dividends paid to stockholders during the first half of 2005 totaled $723 million. In July, the company's Board of Directors declared a third quarter common stock dividend of $0.37 cents per share, which is the same as the dividend paid in the second quarter 2005.

Form 10-Q

             The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During the first half of 2005 the company purchased 9.9 million shares at a cost of $505 million against this program. This brings cumulative purchases to 20.5 million shares at a cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this program.

             Management believes that the company's ability to generate cash and its ability to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future.

Guarantees and Off-Balance Sheet Arrangements

              For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see Note 9 "Commitments and Contingent Liabilities" to the company's interim Consolidated Financial Statements.

New Legislation

             On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. To qualify for the deduction, an amount equal to the dividends must be reinvested in the United States pursuant to a domestic reinvestment plan. Options for reinvestment permitted in the Act include hiring and training workers, infrastructure and capital investments, research and development, marketing, advertising and other qualified expenditures. The company continues to review alternatives to repatriate foreign earnings under the Act. No decision to repatriate earnings has been made. However, should the company decide to repatriate earnings under the Act, it would expect to repatriate between $8 and $10 billion over the remainder of 2005. A preliminary assessment indicates that the tax cost will be between 3 percent and 4 percent of the amount repatriated. Currently these earnings are considered to be permanently reinvested and no taxes have been reserved. The company expects to finalize its decision during the third quarter. If the plan is adopted, it is not expected to have a significant impact on the company's net debt position in 2005, as the company intends to apply some of the repatriated cash initially toward debt reduction in the third and fourth quarters and consider other possibilities such as a contribution to the U.S. pension plan.

PFOA

             DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers marketing many of them under the Teflon® brand. The fluoropolymer resin and dispersion businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

             Fluoropolymer resins and dispersions are high-performance materials with many end uses including architectural fabrics, telecommunications and electronic wiring insulation, automotive fuel systems, computer chip processing equipment, weather-resistant/breathable apparel and nonstick cookware. Fluorotelomers are used to make soil, stain and grease repellants for paper, apparel, upholstery and carpets as well as firefighting foams and coatings.

Form 10-Q

             A form of PFOA (perflurooctanoic acid and its salts, including the ammonium salt) is used as a processing agent to manufacture fluoropolymer resins and dispersions. For over 50 years, DuPont purchased its PFOA needs from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluoropolymer resins and dispersions. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in fluorotelomer-based products.

             DuPont Performance Elastomers, LLC uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark. As a result of a series of agreements with Dow, DuPont became the sole owner of DuPont Dow Elastomers, LLC on June 30, 2005. See Note 7 to the interim Consolidated Financial Statements. The wholly owned subsidiary has been renamed DuPont Performance Elastomers, LLC and is a part of the Performance Materials segment.

             PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the U.S. Environmental Protection Agency (EPA) initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2003, the EPA issued a preliminary risk assessment on PFOA that focuses on the exposure of the U.S. general population to PFOA and possible health effects, including developmental toxicity concerns. On January 12, 2005, the EPA issued a draft risk assessment on PFOA and asked the Science Advisory Board (SAB) to review and comment on the scientific soundness of this assessment. The SAB issued a draft report on June 27, 2005 that is a work in progress and is subject to continuing review and the issuance of final report. The draft report suggested PFOA is a "likely" carcinogen in humans, as defined in the EPA's Guidelines for Carcinogen Risk Assessment. Under the Guidelines this description is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans.

             The EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. The EPA has also stated that it does not believe that there is any reason for consumers to stop using any consumer or industrial related products that contain PFOA. Currently, PFOA is not regulated by the EPA and there are no regulatory actions pending that would prohibit its production or use. However, there can be no assurance that the EPA or any other regulatory entity will not in the future choose to regulate or prohibit the production or use of PFOA. Products currently manufactured by the company representing approximately $1 billion of 2004 revenues could be affected by any such regulation or prohibition.

             DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorotelomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. Based on existing scientific data, DuPont believes that PFOA exposure at the levels observed does not pose any health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population. DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, W.Va. Results from the first phase of this study indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, cholesterol fractions in some of the highest exposed workers. It is unclear if this association is caused by PFOA

Form 10-Q

exposure or is related to some other variable; therefore, DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing. The second phase is a mortality study that involves the examination of all causes of death in employees who worked at the Washington Works site during its more than fifty years of operations.

             DuPont has established a reserve in connection with certain PFOA litigation matters. On May 17, 2005, the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice served DuPont with a grand jury subpoena relating to PFOA and related chemicals. See Note 9 to the interim Consolidated Financial Statements.

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

As of June 30, 2005, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading Benlate® ..

PFOA

                      Information related to this matter is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading of PFOA and in Note 9 to the company's interim Consolidated Financial Statements under the heading PFOA.

Form 10-Q

Elastomers Antitrust Matter

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

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

                      In November 2001, the West Virginia Department of Environmental Protection (WVDEP) and DuPont signed a multimedia Consent Order (the WV Order) that requires environmental sampling and analyses and the development screening levels for PFOA that is used or managed by the Washington Works plant. As a result of this process, WVDEP issued its Final Ammonium Perfluorooctanoate Assessment of Toxicity Team Report in August 2002. In the report, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water and a soil screening level of 240 parts per million. None of the local sources for drinking water has tested at or above the screening level. The report established a screening level of 1 microgram per cubic meter for air. DuPont submitted to the WVDEP its initial air dispersion modeling results for the period between September 2002 and August 2003 which demonstrated that the air screening level was not exceeded during the time period.

                      Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $4.0 million through June 30, 2005, in connection with these activities. DuPont committed to conduct additional environmental monitoring in and around the Washington Works plant. As recommended by WVDEP, this testing began in 2004 and will end in 2006.

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

Form 10-Q

New Johnsonville, Tennessee

                      The EPA conducted a multi-media audit of DuPont's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by DuPont and its contractor under Section 608 of the Clean Air Act (CAA) regarding refrigerant emissions.

                      In February 2005, DuPont signed a Consent Decree to resolve this matter whereby DuPont will pay a civil penalty of $250,000 and commit to conducting a Supplemental Environmental Project (SEP) involving the retrofit of industrial refrigeration machines with non-ozone depleting materials. The company expects that the Consent Decree will be entered by the court in the second half of 2005.

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

Item 2. UNREGISTERED SALES OF EQUTIY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information with respect to the company's purchases of its common stock during the period ended June 30, 2005.
				Approximate
				Dollar Value of
	Total	Average	Total Number of	Shares That May
	Number of	Price	Shares Purchased	Yet be Purchased
	Shares	Paid	As Part of Publicly	Under the Program
Period	Purchased(1)	Per Share	Announced Program(2)	(Dollars in millions)

January 2005	410	$49.13	-

February 2005	6,389,490	51.40	6,386,300	$1,215

March 2005	1,443,871	53.41	1,443,500	1,138

May 2005	2,115,000	47.33	2,115,000	1,038

Total	9,948,771	$50.83	9,944,800

(1)	Includes 3,971 shares related to net option exercises to pay the exercise price of options.

(2)

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and during the period covered by the table, no determination was made by the company to suspend or cancel purchases under the program.

Form 10-Q

Item 6.     EXHIBITS

The exhibit index filed with this Form 10-Q is on page 42.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: August 5, 2005

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation, filed May 29, 1997 (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended February 1, 2005.(a)

10.2	Terms and conditions of time-vested restricted stock units to non-employee directors under the company's Stock Accumulation and Deferred Compensation Plan.(a)

10.3

Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.4	Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.5

Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.4 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.6	Terms and conditions of stock options granted under the company's Stock Performance Plan.(a)

10.7	Terms and conditions of performance-based restricted stock units under the company's Stock Performance Plan.(a)

10.8	Terms and conditions of time-vested restricted stock units under the company's Stock Performance Plan.(a)

10.9	Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).

(a)	Incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Form 10-Q

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.10

Company's Salary Deferral & Savings Restoration Plan originally adopted April 26, 1994, as last amended effective March 1, 2003 (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

10.11

Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.12

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

Form 10-Q
Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Six Months
	Ended
	June 30,	Years Ended December 31,
	2005	2004	2003	2002	2001	2000

Income before cumulative effect of changes
in accounting principles	$1,982	$1,780	$1,002	$1,841	$4,328(a)	$2,314
Provision for (benefit from) income taxes	1,026	(329)	(930)	185	2,467	1,072
Minority interests in earnings (losses) of
consolidated subsidiaries	45	(9)	71	98	49	61
Adjustment for companies accounted
for by the equity method	(22)	99	360	45	93	(109)
Capitalized interest	(11)	(17)	(29)	(45)	(62)	(69)
Amortization of capitalized interest	16	365(b)	119(b)	59	61	65

	3,036	1,889	593	2,183	6,936	3,334

Fixed charges:
Interest and debt expense	224	362	347	359	590	810
Capitalized interest	11	17	29	45	62	69
Rental expense representative of
interest factor	45	91	90	82	78	70

	280	470	466	486	730	949

Total adjusted earnings available for
payment of fixed charges	$3,316	$2,359	$1,059	$2,669	$7,666	$4,283

Number of times fixed
charges earned	11.8	5.0	2.3	5.5	10.5	4.5

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2005 of E. I. du Pont de Nemours and Company;

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

Date: August 5, 2005

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended June 30, 2005 of E. I. du Pont de Nemours and Company;

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

Date: August 5, 2005

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
August 5, 2005

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
August 5, 2005