Form 10-Q
period 2005-09-30
DUPONT E I DE NEMOURS & CO
filed 2005-11-03
CIK 30554

3: D R A F T

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	No	X

919,374,279 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 31, 2005.

Form 10-Q

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Form 10-Q

Part I. Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$5,870	$5,740	$20,812	$21,340
Other income	438	287	1,444	624

Total	6,308	6,027	22,256	21,964

Cost of goods sold and other operating charges	4,709	4,567	14,980	15,779
Selling, general and administrative expenses	751	681	2,424	2,329
Amortization of intangible assets	57	58	171	168
Research and development expense	324	308	976	978
Interest expense	140	86	364	252
Employee separation costs and asset impairment charges	-	-	-	433
Separation activities - Textiles & Interiors	(23)	102	(62)	630

Total	5,958	5,802	18,853	20,569

Income before income taxes and minority interests	350	225	3,403	1,395
Provision for (benefit from) income taxes	435	(117)	1,461	(114)
Minority interests in earnings (losses) of consolidated
subsidiaries	(3)	11	42	7

Net income (loss)	$ (82)	$ 331	$ 1,900	$ 1,502

Basic earnings (loss) per share of common stock	$ (0.09)	$ 0.33	$ 1.90	$ 1.50

Diluted earnings (loss) per share of common stock	$ (0.09)	$ 0.33	$ 1.89	$ 1.49

Dividends per share of common stock	$ 0.37	$ 0.35	$ 1.09	$ 1.05

See pages 6-25 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets
(Dollars in millions, except per share)

	September 30,	December 31,
	2005	2004

Assets

Current assets
Cash and cash equivalents	$ 5,147	$ 3,369
Marketable debt securities	191	167
Accounts and notes receivable, net	6,331	4,889
Inventories	4,454	4,489
Prepaid expenses	240	209
Income taxes	1,272	1,557
Assets held for sale	-	531

Total current assets	17,635	15,211

Property, plant and equipment, net of accumulated depreciation of
(September 30, 2005 - $14,419; December 31, 2004 - $13,754)	10,182	10,224
Goodwill	2,118	2,082
Other intangible assets	2,735	2,848
Investment in affiliates	863	1,034
Other assets	4,884	4,233

Total	$38,417	$35,632

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,282	$ 2,753
Short-term borrowings and capital lease obligations	5,266	936
Income taxes	427	192
Other accrued liabilities	2,757	3,962
Liabilities held for sale	-	96

Total current liabilities	10,732	7,939

Long-term borrowings and capital lease obligations	5,429	5,548

Other liabilities	8,421	8,692

Deferred income taxes	1,277	966

Total liabilities	25,859	23,145

Minority interests	530	1,110

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at September 30, 2005 - 1,082,099,330;
December 31, 2004 - 1,081,382,048	325	324
Additional paid-in capital	8,177	7,784
Reinvested earnings	10,557	10,182
Accumulated other comprehensive loss	(541)	(423)
Common stock held in treasury, at cost (Shares: September 30, 2005
and December 31, 2004 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	12,028	11,377

Total	$38,417	$35,632

See pages 6-25 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows
(Dollars in millions)

	Nine Months Ended
	September 30,
	2005	2004

Operating activities
Net income	$ 1,900	$ 1,502
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	840	831
Amortization of intangible assets	171	168
Separation activities - Textiles & Interiors	(62)	630
Contributions to principal U.S. pension plan	(1,000)	(300)
Other operating activities - net	(380)	(53)
Change in operating assets and liabilities - net	(1,640)	(2,084)

Cash (used for) provided by operating activities	(171)	694

Investing activities
Purchases of property, plant and equipment	(868)	(830)
Investments in affiliates	(54)	(54)
Payments for businesses - net of cash acquired	(142)	(101)
Proceeds from sales of assets, net of cash sold	331	3,813
Net increase in short-term financial instruments	(37)	(43)
Forward exchange contract settlements	289	(211)
Other investing activities - net	(14)	77

Cash (used for) provided by investing activities	(495)	2,651

Financing activities
Dividends paid to stockholders	(1,095)	(1,054)
Net increase in borrowings	4,242	442
Acquisition of treasury stock	(505)	(313)
Proceeds from exercise of stock options	347	78
Other financing activities - net	(33)	(86)

Cash provided by (used for) financing activities	2,956	(933)

Effect of exchange rate changes on cash	(512)	79

Increase in cash and cash equivalents	$ 1,778	$ 2,491

Cash and cash equivalents at beginning of period	3,369	3,348(a)

Cash and cash equivalents at end of period	$ 5,147	$ 5,839

(a)	Includes cash classified as Assets held for sale within the Consolidated Balance Sheet.

See pages 6-25 for Notes to Consolidated Financial Statements.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share in each period as if the fair value based method had been applied to all outstanding options in each period.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$ (82)	$ 331	$1,900	$1,502

Add: Stock-based employee compensation
expense included in reported net income (loss),
net of related tax effects	17	12	46	36

Deduct: Stock-based employee compensation
expense determined retrospectively under a
nominal vesting method, net of related tax effects	(18)	(18)	(48)	(60)

Pro forma net income (loss)	$ (83)	$ 325	$1,898	$1,478

Earnings (loss) per share:
Basic - as reported	$(0.09)	$0.33	$ 1.90	$ 1.50

Basic - pro forma	$(0.09)	$0.32	$ 1.90	$ 1.47

Diluted - as reported	$(0.09)	$0.33	$ 1.89	$ 1.49

Diluted - pro forma	$(0.09)	$0.32	$ 1.88	$ 1.46

Recent clarification of certain provisions of SFAS No. 123 specifies that stock-based compensation awards should be vested on a non-substantive approach under which compensation costs should be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to retirement eligibility date. In second quarter 2005, the Securities and Exchange Commission (SEC) indicated that companies that followed the nominal vesting period approach at adoption of SFAS No. 123 must continue following that approach until the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123. Upon adoption of SFAS 123R in the first quarter of 2006, DuPont will commence expensing new stock-based compensation awards using a non-substantive vesting approach. Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company's financial results for the periods presented above.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 defines the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." In addition, FIN 47 clarifies when an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when uncertainty exists about the timing and/or method of settlement. This statement becomes effective for the company beginning in the fourth quarter of 2005. The company continues to evaluate the Interpretation and does not expect its adoption to materially impact its financial position, liquidity or results of operations.

Note 2. Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Cozaar® /Hyzaar® income	$196	$172	$ 544	$ 492
Royalty income	39	33	82	100
Interest income, net of miscellaneous
interest expense	58	72[1]	189[2]	122[1]
Equity in earnings (losses) of affiliates	24	14	92	(33)[3]
Net gains on sales of assets	30[4]	21	82[5]	28
Net exchange gains (losses)[6]	68	(21)	346	(107)
Miscellaneous income and expenses - net	23	(4)	109	22

	$438	$287	$1,444	$ 624

[1]	Includes $35 reversal of accrued interest associated with favorable settlement of prior year tax audits.
[2]	Includes $28 reversal of accrued interest related to a prior year tax reserve.
[3]	Includes charge of $150 to establish a reserve associated with elastomers antitrust litigation matters. See Note 11.
[4]	Includes $31 gain resulting from the sale of non-core assets in the Safety & Protection segment.
[5]

Includes gains of $23 resulting from the disposition of certain elastomers assets, $48 resulting from the sale of the company's remaining interest in DuPont Photomasks, and $31 resulting from the sale of non-core assets in Safety & Protection.

[6]

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this hedging program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 3. Hurricane Charges

Results of operations in the third quarter of 2005 were affected by two major Hurricanes, Katrina and Rita, that struck the Gulf Coast of the United States. As a result, the company recorded a charge of $146 in the third quarter related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by the hurricanes. Hurricane charges reduced segment earnings as follows: Coatings & Color Technologies - $113; Performance Materials - $11; and Safety & Protection - $22. These charges are included in Cost of goods sold and other operating charges in the Consolidated Income Statement.

Note 4. Employee Separation Costs and Asset Impairment Charges

Account balances and activity for the company's corporate restructuring programs are as follows:

	2004	2002	2001
	Program	Programs	Program	Total

Balance - December 31, 2004	$ 173	$ 35	$12	$ 220

Employee separation settlements	(129)	(12)	(4)	(145)

Balance - September 30, 2005	$ 44	$ 23	$ 8	$ 75

As of June 30, 2005, essentially all of the 2,700 employees identified as part of the company's 2004 program had been removed from the company's roles. The remaining liability balance at September 30, 2005 represents payments to be made over time to separated employees. A complete discussion of the prior years' activities is included in Note 4 of the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5. Separation Activities - Textiles & Interiors

In the third quarter of 2005, the company recorded a gain of $20 related to the sale of its investment in an equity affiliate to subsidiaries of Koch Industries, Inc. (Koch), and other credits of $3 related to the ongoing separation of Textiles & Interiors. Year-to-date 2005 also includes a net gain of $39 related to the sale of the company's investment in an affiliated company to its equity partner, and the completion of the previously delayed transfer of its interest in two equity affiliates to subsidiaries of Koch, partially offset by other costs associated with the separation of Textiles & Interiors.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In the third quarter 2004, the company recorded a charge of $102 related to the divestiture of INVISTA and other separation activities relating to Textiles & Interiors. The INVISTA-related portion of this charge was $61, which included $23 relating to the early termination of a long-term supply contract, $46 resulting from adjustments to the purchase price related to pension and working capital, partly offset by other changes in estimates of $8. Third quarter 2004 also includes a $41 impairment charge to write-down the company's investment in an equity affiliate to fair market value.

Year-to-date 2004 includes additional INVISTA-related charges of $528, consisting of $183 due primarily to an increase in book value of the net assets sold and additional separation charges and $345 related to an agreed upon reduction in sales price and other changes in estimates associated with the sale. Further details related to these activities can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 6. Provision for (Benefit from) Income Taxes

The company's third quarter 2005 tax provision of $435 includes $320 of tax expense associated with the planned repatriation of approximately $9,400 under the American Jobs Creation Act of 2004. Also included in the third quarter provision is $52 of tax expense associated with the company's policy of hedging its foreign currency denominated monetary assets and liabilities. Year-to-date 2005, the company recorded a tax provision of $1,461 which includes $396 of tax expense associated with the company's hedging policy, $320 related to the aforementioned repatriation, and a tax benefit of $24 related to the reversal of certain prior year tax contingencies previously reserved.

For the third quarter 2004, the company recorded a net tax benefit of $117, which included benefits of $165 primarily related to agreement on certain prior year audit issues previously reserved. Year-to-date 2004, the company recorded a net tax benefit of $114, which included a tax benefit of $137 associated with recording an increase in the deferred tax assets of two European subsidiaries for their tax basis investment losses recognized on local tax returns, $323 of other tax benefits associated with the separation of INVISTA, and the $165 benefit primarily related to the aforementioned agreement on certain prior year audit issues previously reserved. Year-to-date 2004 tax benefits were partially offset by net tax expense on operating income.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 7. Earnings (Losses) Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$(82.3)	$331.0	$1,900.1	$1,502.0

Preferred dividends	(2.5)	(2.5)	(7.5)	(7.5)

Net income (loss) available to common
stockholders	$(84.8)	$328.5	$1,892.6	$1,494.5

Denominator:
Weighted-average number of common
shares - Basic	995,464,491	997,128,284	995,928,331	998,970,044
Dilutive effect of the company's employee
compensation plans	*	4,110,095	6,650,923	4,494,330

Weighted-average number of common
shares - Diluted	995,464,491	1,001,238,379	1,002,579,254	1,003,464,374

*	Not applicable as the company reported a net loss for the three months ended September 30, 2005.

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Average Number of Stock Options	69,975,674	70,813,768	45,455,399	56,892,460

Note 8. Inventories

	September 30,	December 31,
	2005	2004

Finished products	$2,918	$2,773
Semifinished products	1,128	1,355
Raw materials and supplies	879	743

	4,925	4,871

Adjustment of inventories to a
Last-In, First-Out (LIFO) basis	(471)	(382)

	$4,454	$4,489

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 9. Assets and Liabilities Held for Sale and Elastomers Related Activities

In 1996, DuPont and The Dow Chemical Company (Dow) formed a 50/50 joint venture, DuPont Dow Elastomers, LLC (DDE) to participate in various synthetic rubber markets. DuPont entered into a series of agreements in 2004 with Dow related to DDE. The agreements gave DuPont complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters and DuPont agreed to a disproportionate share of DDE's liabilities and costs with respect to these matters. (See Note 11 for a discussion of the antitrust and litigation matters.) As a result of these agreements, DuPont became the primary beneficiary of the venture and accounted for DDE as a consolidated variable interest entity beginning on April 1, 2004. The agreements further gave Dow the option to acquire from DDE, certain assets related to the Engage® , Nordel® and Tyrin® businesses. Dow exercised its option on December 31, 2004 to acquire the agreed upon assets from DDE. Upon the exercise of this option by Dow, all criteria were met to report the Engage® , Nordel® and Tyrin® net assets as assets and liabilities held for sale in the Consolidated Balance Sheet at December 31, 2004 as follows:

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

For those businesses that were transferred to Dow on June 30, 2005, net sales were $155 and net income was $0 for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, net sales were $386 and $303 and net income was $17 and $0, respectively.

For some time, the company has been evaluating both its response to a long-term declining demand for the neoprene product and the anticipated capital investment requirements at the Louisville, Kentucky facility. The company now plans to consolidate production at its upgraded facility in LaPlace, Louisiana by the end of 2006, at which time neoprene production will cease at the Kentucky site. In June 2005, the company recorded a restructuring charge of $34, reflecting severance and related costs for approximately 275 employees, principally at the Louisville, Kentucky site.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 10. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended September 30, 2005 are summarized in the table below.

	Balance as of	Adjustments	Balance as of
	December 31,	and	September 30,
Segment	2004	Acquisitions	2005

Agriculture & Nutrition	$ 611	$ (1)	$ 610
Coatings & Color Technologies	816	18	834
Electronic & Communication Technologies	168	5	173
Performance Materials	325	10	335
Safety & Protection	148	6	154
Other	14	(2)	12

Total	$2,082	$36	$2,118

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	September 30, 2005
		Accumulated
	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,187	$(1,177)	$1,010
Patents	175	(42)	133
Trademarks	71	(20)	51
Other	553	(170)	383

	2,986	(1,409)	1,577

Intangible assets not subject to amortization
(Indefinite-lived):
Trademarks / Tradenames	183	-	183
Pioneer Germplasm	975	-	975

	1,158	-	1,158

	$4,144	$(1,409)	$2,735

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

The aggregate amortization expense for definite-lived intangible assets was $57 and $171 for the three-and nine-month periods ended September 30, 2005. The estimated aggregate pretax amortization expense for 2005 and each of the next five years is approximately $230, $215, $195, $175, $150, and $110.

Note 11. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of September 30, 2005 is $15. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2004 through September 30, 2005:

Balance - December 31, 2004	$ 14
Settlements (cash and in-kind)	(18)
Aggregate changes - issued 2005	19

Balance - September 30, 2005	$ 15

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of September 30, 2005 and December 31, 2004 are $92 and $99, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

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

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At September 30, 2005, the company had directly guaranteed $527 of such obligations, plus $376 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 20 percent of the $212 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at September 30, 2005:
Guarantees	Short Term	Long Term	Total

Obligations for customers, suppliers and other
unaffiliated companies[1]:
Bank borrowings (terms up to 7 years)	$ 70	$139	$209
Revenue bonds (term 3 years)	-	3	3

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 8 years)	244	32	276
Leases on equipment and facilities (terms up to 6 years)	-	39	39

Total obligations for customers, suppliers, other
unaffiliated companies and equity affiliates	314	213	527

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 4-22 years)	-	175	175
Consolidation Coal Sales Company (term 6 years)	-	103	103
INVISTA (term 2 years)	-	98	98

Total obligations for divested subsidiaries and affiliates	-	376	376

Total	$314	$589	$903
[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.
[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.
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

Residual Value Guarantees

As of September 30, 2005, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $95 at September 30, 2005. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and would become due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2005, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

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

	Status of Cases
	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2004

Filed	-	-	-	1
Resolved	2	16	2	4

Pending	73	75	91	93

Twenty of the 73 cases pending against the company at September 30, 2005, were filed by growers who allege plant damage from using Benlate®  50 DF and, in some cases, Benlate®  WP. Twenty-four of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Three of the pending cases include claims for alleged personal injuries arising from exposure to Benlate®  50 DF and/or Benlate®  WP. Twenty-six of the pending cases include claims for alleged damage to shrimping operations from Benlate®  OD.

In one of the 20 cases alleging plant damage, the Florida Supreme Court denied plaintiffs' petition for review in the first quarter of 2005 thereby refusing to disturb an intermediate appellate court ruling reversing a $26 verdict against DuPont and ordering a new trial. This case, and nine other cases, were settled in October 2005 for a total of $8. A trial is currently scheduled for February 2006 in state court in Miami involving Costa Rican fern growers who allege that Benlate® damaged their crops. The court has not ruled whether this trial will address two or only one of the ten pending cases.

In the 24 reopener cases, the Florida federal court dismissed the 19 cases pending before it in July 2004; plaintiffs have filed appeals in 16 of these cases. In 2004, the federal district court in Hawaii dismissed the five reopener cases pending before it. The plaintiffs have appealed to the Ninth Circuit Court of Appeals. The case pending in state court in Hawaii was settled in part for $1.2. The remainder of the case was dismissed on DuPont's motion. Plaintiffs are expected to appeal. The remaining two cases are pending in Florida state court. One case is currently scheduled for trial on June 19, 2006.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The three cases involving allegations that Benlate® caused birth defects to children exposed in utero are pending in Delaware state court. In the case that had been set for trial on May 9, 2005, the court granted the company's motion to dismiss due to insufficient scientific support for causation. Plaintiffs have asked the trial court to reconsider the issue. If the court refuses, plaintiffs are expected to appeal.

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. These cases were brought by Ecuadorian shrimp farmers who allege that Benlate®  OD applied to banana plantations in Ecuador ran-off and was deposited in plaintiffs' shrimp farms, causing massive numbers of shrimp to die. The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate®  OD. Two cases were tried and both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company's favor in both cases. Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. Hearings are ongoing in this matter.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of September 30, 2005, the company has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $277 of its costs and expenses through insurance. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time.

PFOA

In July 2004 and December of 2004, the EPA filed administrative complaints against the company alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA, (collectively, perflurooctanoic acids and its salts, including the ammonium salt). The first complaint relates to information about PFOA for a period beginning in June 1981 through March 2001; the second relates to information about PFOA for a period beginning in late July 2004 to mid-October 2004. The parties have reached an agreement in principle, subject to certain conditions, to resolve this matter and, as a result, the company established a reserve of $15 in the first quarter of 2005.

On May 17, 2005, the company was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ) relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. The company will be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue past December 31, 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In August 2001, a class action was filed in West Virginia state court against the company and the Lubeck Public Service District. The company uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. The company and the attorneys for the class reached a settlement agreement in 2004 which was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

The company established a reserve of $108 in the third quarter of 2004 as a result of expenditures required under the settlement agreement, valued at $85, plus attorneys' fees and expenses of $23. On July 1, 2005, the company paid the attorneys' fees and expenses; made a payment of $70, which class counsel has designated to fund a community health project; and provided $5 to fund a health study by an independent panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. In addition, the company is providing state-of-the art water treatment systems (estimated to cost approximately $10) designed to reduce the level of PFOA in the water to six area water districts.

The settlement results in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If the independent panel concludes that a probable link does exist between exposure to PFOA and any diseases, then the company would also fund a medical monitoring program (capped at $235) to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement.

On July 15, 2005, fourteen Florida individuals filed an action against the company in the United States District Court for the Southern District of Florida on behalf of a purported class of consumers resident in the state of Florida that have purchased cookware with Teflon® non-stick coating. The action alleges that the company violated Florida state law by engaging in deceptive and unfair trade practices by failing "to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers." It also alleges that the company has liability to plaintiffs and the class under Florida state law on theories of negligence and strict liability. The action alleges that Teflon® contained or released harmful and dangerous substances, including a chemical (PFOA) alleged to have been determined to be "likely" to cause cancer in humans. The action seeks monetary damages for consumers who purchased cooking products containing Teflon® , as well as the creation of funds for medical monitoring and independent scientific research, attorneys' fees and other relief. Class actions containing similar allegations and seeking similar relief have been filed in California, Colorado, Illinois, Iowa, Massachusetts, Michigan, Missouri, New York, Ohio, Pennsylvania, South Carolina and Texas federal courts since June 30, 2005. DuPont believes these actions are without merit and will defend itself vigorously.

While management recognizes that it is reasonably possible that additional losses may be incurred in connection with PFOA, a range of such losses cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Elastomers Antitrust Matters

Authorities in the United States, the European Union and Canada are investigating the synthetic rubber markets, including DDE as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets, for possible antitrust violations. As a result of agreements between Dow and DuPont, DDE became a wholly owned subsidiary of DuPont on June 30, 2005 and has been renamed DuPont Performance Elastomers L.L.C. (DPE). See Note 9. DDE has responded to subpoenas in connection with these investigations and DPE continues to cooperate with authorities. DDE and DuPont were named in related civil litigation, some of which is still pending.

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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Additional information relating to environmental remediation activity is contained in Notes 1 and 25 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. At September 30, 2005, the company's Consolidated Balance Sheet includes a liability of $345 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at September 30, 2005.

Note 12. Comprehensive Income (Loss)

The following sets forth the company's total comprehensive income (loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(82)	$331	$1,900	$1,502
Cumulative translation adjustment	(9)	6	(105)	(3)
Net revaluation and clearance of cash
flow hedges to earnings	(7)	(10)	(9)	7
Minimum pension liability	7	4	7	161*
Net unrealized gains (losses) on
available for sale securities	2	4	(11)	5

Total comprehensive income (loss)	$(89)	$335	$1,782	$1,672

*

Due to the sale of INVISTA on April 30, 2004, the company is required to calculate its minimum pension liability using plan assets and liabilities as of April 30, 2004. The remeasurement resulted in a $157 reduction to this liability, primarily due to the transfer of benefit obligations and assets to Koch.

Note 13. Variable Interest Entities (VIEs)

The company has entities identified and consolidated as VIEs where DuPont is considered the primary beneficiary. At September 30, 2005, the assets and liabilities of these entities are immaterial to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At September 30, 2005, the assets and liabilities of the other VIEs are immaterial to the Consolidated Financial Statements of the company. The company's share of these VIEs net income (loss) is included in Other income in the Consolidated Income Statements, and is not material.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 14. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 30 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2004. During the nine-month period ended September 30, 2005, hedge ineffectiveness of $2 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or recognized in earnings for forecasted transactions that did not occur related to cash flow hedges. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:
	Three Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2005
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$ 3	$(1)	$ 2	$ 6	$(2)	$ 4
Additions and revaluations of
derivatives designated as
cash flow hedges	(8)	3	(5)	-	1	1
Clearance of hedge results to
earnings	(2)	-	(2)	(13)	3	(10)

Ending balance	$(7)	$ 2	$(5)	$ (7)	$ 2	$ (5)

Portion of ending balance expected
to be recognized in earnings
over the next twelve months	$(6)	$ -	$(6)	$ (6)	$ -	$ (6)

Note 15. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$ 89	$ 88	$ 270	$ 266
Interest cost	290	303	872	908
Expected return on plan assets	(355)	(333)	(1,047)	(1,013)
Amortization of transition asset	(1)	(1)	(1)	(5)
Amortization of unrecognized loss	73	75	228	229
Amortization of prior service cost	10	9	28	33
Curtailment/settlement loss	-	-	11[1]	447[2]

Net periodic benefit cost	$ 106	$ 141	$ 361	$ 865

[1]	Reflects curtailment losses due to the transfer of certain elastomers businesses to Dow.
[2]	Reflects curtailment/settlement losses due to the sale of INVISTA.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

For the nine months ended September 30, 2005, the company made contributions of $213 to its pension plans other than the principal U.S. pension plan and now expects total contributions to such plans of approximately $265 by year-end. The company also made tax deductible discretionary contributions of $1,000 and $300 to its principal U.S. pension plan trust fund in the third quarter 2005 and 2004, respectively.

The following sets forth the components of the company's net periodic cost for other benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$ 8	$ 8	$ 25	$ 27
Interest cost	64	67	196	200
Amortization of unrecognized loss	22	16	59	41
Amortization of prior service cost	(40)	(33)	(117)	(124)
Curtailment gain	-	-	-	(436)*

Net periodic benefit cost	$ 54	$ 58	$ 163	$(292)

*	Reflects a curtailment gain due to the sale of INVISTA.

For the nine months ended September 30, 2005, the company made benefit payments of $305 related to its other postretirement benefit plans and now anticipates total payments of $420 in 2005.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 16. Segment Information

Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.
			Electronic &
Three Months	Agriculture	Coatings &	Communica-	Perform-		Safety	Textiles
Ended	&	Color	tion	ance	Pharma-	&	&
September 30,	Nutrition	Technologies	Technologies	Materials[1]	ceuticals	Protection	Interiors[2]	Other	Total[3]

2005
Segment sales	$ 997	$1,545	$ 875	$1,539	$ -	$1,268	N/A	$ 14	$ 6,238
Less transfers	-	(14)	(22)	(12)	-	(20)	N/A	-	(68)
Less equity
affiliates' sales	(24)	(3)	(59)	(193)	-	(21)	N/A	-	(300)

Net sales	973	1,528	794	1,334	-	1,227	N/A	14	5,870
Pretax operating
income (loss)	$ (134)	$ 42	$ 129	$ 68	$197	$ 256	N/A	$ (13)	$ 545

2004
Segment sales	$ 969	$1,476	$ 815	$1,672	$ -	$1,185	$ 286	$ 12	$ 6,415
Less transfers	-	(13)	(24)	(18)	-	(18)	-	(2)	(75)
Less equity
affiliates' sales	(30)	(11)	(70)	(198)	-	(15)	(276)	-	(600)

Net sales	939	1,452	721	1,456	-	1,152	10	10	5,740
Pretax operating
income (loss)	$ (183)	$ 179	$ 34	$ 160	$173	$ 216	$ (116)	$ (25)	$ 438
			Electronic &
Nine Months	Agriculture	Coatings &	Communica-	Perform-		Safety	Textiles
Ended	&	Color	tion	ance	Pharma-	&	&
September 30,	Nutrition	Technologies	Technologies	Materials[1]	ceuticals	Protection	Interiors[2]	Other	Total[3]

2005
Segment sales	$5,455	$4,721	$2,662	$5,160	$ -	$3,938	N/A	$ 39	$21,975
Less transfers	-	(45)	(69)	(61)	-	(53)	N/A	-	(228)
Less equity
affiliates' sales	(59)	(23)	(198)	(592)	-	(63)	N/A	-	(935)

Net sales	5,396	4,653	2,395	4,507	-	3,822	N/A	39	20,812
Pretax operating
income (loss)	$1,134	$ 402	$ 445	$ 469	$548	$ 770	N/A	$ (27)	$ 3,741

2004
Segment sales	$5,246	$4,453	$2,476	$4,894	$ -	$3,443	$2,995	$ 37	$23,544
Less transfers	-	(43)	(60)	(85)	-	(73)	(210)	(12)	(483)
Less equity
affiliates' sales	(58)	(36)	(209)	(687)	-	(50)	(681)	-	(1,721)

Net sales	5,188	4,374	2,207	4,122	-	3,320	2,104	25	21,340
Pretax operating
income (loss)	$ 894	$ 482	$ 99	$ 269	$495	$ 610	$ (479)	$(231)	$ 2,139

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)
[1]	Includes the following results of Engage® , Nordel® and Tyrin® businesses transferred to Dow on June 30, 2005 (see Note 9):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Segment sales	$ -	$155	$386	$372
Pretax operating income	-	4	47	-

[2]

Beginning in 2005, the remaining Textiles & Interiors businesses are no longer a segment of the company and are included as part of Other. Further information can be found in Note 5 to the company's Annual Report on Form 10-K for the year ended December 31, 2004.

[3]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total segment PTOI	$ 545	$ 438	$3,741	$2,139
Net exchange gains (losses), including affiliates	71	(22)	365	(111)
Corporate expenses and interest	(266)	(191)	(703)	(633)

Income before income taxes and minority interests	$ 350	$ 225	$3,403	$1,395

Note 17. Subsequent Event

On October 24, 2005, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) under which the company agreed to repurchase from Goldman Sachs shares of DuPont's outstanding common stock for an aggregate purchase price of approximately $3 billion. Under the agreement, the company purchased from Goldman Sachs 75,719,334 shares of DuPont's common stock on October 27, 2005 at a price per share of $39.62 with Goldman Sachs purchasing an equivalent number of shares in the open market over the next nine months. At the end of the nine-month period, the company may receive from, or be required to pay to, Goldman Sachs a price adjustment based upon the volume weighted average price of DuPont common stock during such purchase period. The price adjustment, if any, may be settled, at the company's option, in cash or shares of its common stock. The company financed the purchase of its shares initially with short-term borrowings. The company retired the shares that were repurchased under the agreement.

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
    The company's results of operations could be affected by severe weather events. Such weather events, including hurricanes, may cause business interruptions, temporary plant and/or power outages and disrupt the operations of suppliers and customers, as well as increase costs for energy, ingredients, and transportation.

The foregoing list of important factors is not all inclusive, or necessarily in order of importance.

Results of Operations

             Results of operations in the third quarter of 2005 were affected by two major Hurricanes, Katrina and Rita, that struck the Gulf Coast of the United States. DuPont has 14 manufacturing plants located in the affected region. Of the affected sites, 10 plants had minimal damage and resumed operations quickly. All sites remain structurally sound and environmentally secure. Four sites, two in Mississippi and two in Texas, experienced serious damage to electrical systems, instrument controls and computer-based electronic process control systems. Phased restarts of three of these sites are in process and they are expected to resume normal operations by December 31, 2005. The company's titanium dioxide plant in DeLisle, Mississippi is expected to restart in late December, resuming normal operations for the second quarter of 2006. A charge of $146 million was recorded in the third quarter related to the clean up and restoration of manufacturing operations, as well as the write off of inventory and plant assets that were destroyed by the hurricanes. In addition, management expects to make capital expenditures of approximately $115 million to replace destroyed plant assets. DuPont carries property damage and business interruption insurance, subject to deductible amounts. It is premature to estimate the amount and timing of any insurance recovery although none is expected in 2005.

             DuPont declared "force majeure" for several of its product lines manufactured at the four sites noted above, most significantly affecting the Coatings & Color Technologies, Safety & Protection and the Performance Materials segments. Where possible, the company supplied its global customers from inventory. The company's ability to produce and ship product was

Form 10-Q

limited by the availability of purchased utilities, raw materials and supporting infrastructure. Management estimates that the company lost sales of $100 million and pretax operating income of $50 million in the third quarter. Until DuPont's plants and the facilities of affected suppliers and customers are restored to pre-hurricane capacity, operating results will be affected.

Net Sales

             Consolidated net sales for the third quarter were $5.9 billion versus $5.7 billion in the prior year, an increase of 2 percent in spite of the Gulf Coast hurricanes. Excluding $155 million of third quarter 2004 sales from the elastomers businesses that were transferred to The Dow Chemical Company (Dow) on June 30, 2005, third quarter 2005 sales increased 5 percent on 4 percent higher local selling prices and a 2 percent currency benefit, partly offset by a 1 percent decline in volume. Volume declines in Europe were largely offset by growth in Asia and Latin America.

             The tables below show net sales by region and variance analysis versus the prior year:

	Three Months Ended
	September 30		Percent Change Versus 2004
	2005	Percent	After Adjusting For Portfolio Changes*
	Net Sales	Change		Local	Currency
	($ Billions)	Vs. 2004	Total	Price	Effect	Volume

Worldwide	$5.9	2	5	4	2	(1)
U.S.	2.3	4	5	5	-	-
Europe	1.6	(4)	(2)	3	1	(6)
Asia Pacific	1.1	(1)	7	4	1	2
Canada & Latin
America	0.9	17	18	1	9	8

*	Eliminates $155 million of third quarter 2004 sales from the elastomers businesses that were transferred to Dow.

For the nine months ended September 30, 2005, Consolidated net sales were $20.8 billion versus $21.3 billion, a decrease of 2 percent principally due to the absence of $2.1 billion in sales from the Textiles & Interiors (T&I) businesses sold to subsidiaries of Koch Industries, Inc. (Koch) on April 30, 2004. Year-to-date Consolidated net sales includes $386 million and $303 million in 2005 and 2004, respectively, from the elastomers businesses that were transferred to Dow. Apart from these reductions, sales increased 8 percent, reflecting 5 percent higher local selling prices, a 2 percent currency benefit, and a 1 percent volume increase. The strong volume growth in Asia and Latin America was partly offset by declines in Europe and the United States.

	Nine Months Ended
	September 30		Percent Change Versus 2004
	2005	Percent	After Adjusting For Portfolio Changes*
	Net Sales	Change		Local	Currency
	($ Billions)	Vs. 2004	Total	Price	Effect	Volume

Worldwide	$20.8	(2)	8	5	2	1
U.S.	8.9	(4)	5	6	-	(1)
Europe	6.1	(2)	5	3	4	(2)
Asia Pacific	3.4	(4)	15	6	2	7
Canada & Latin
America	2.4	8	16	4	6	6

*

Eliminates from 2004 sales $2,104 million attributable to divested T&I businesses. Also eliminated are sales of $386 million from 2005 and $303 million from 2004 attributable to former DDE businesses transferred to Dow.

Form 10-Q

Other Income

             Third quarter 2005 Other income totaled $438 million versus $287 million in the prior year, an increase of $151 million. The increase is primarily due to foreign currency exchange gains in 2005 largely attributable to the weakening Euro.

             For the nine months ended September 30, 2005, Other income was $1,444 million as compared to $624 million last year. The increase in Other income largely reflects foreign currency exchange gains. In addition, there was a net increase in earnings of equity affiliates in 2005 due to the absence of the $150 million charge in 2004 to provide for the company's share of estimated costs associated with the elastomers related litigation.

             Additional information related to the company's Other income is included in Note 2 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

             As a percent of net sales, COGS was 80 percent for both the third quarter of 2005 and 2004. In 2005, COGS includes a charge of $146 million for clean up and repair costs, inventory losses and write-off of plant assets destroyed in the Gulf Coast hurricane region of the United States. For the nine months ended September 30, 2005, COGS was $14,980 million or 72 percent of sales versus $15,779 million or 74 percent of sales in 2004. This improvement is the result of higher selling prices, exiting lower margin businesses, including T&I businesses, partly offset by hurricane charges, and higher energy and raw material costs.

Selling, General and Administrative Expenses (SG&A)

             As a percent of net sales, SG&A was 13 percent and 12 percent for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, SG&A as a percent of net sales was 12 percent and 11 percent, respectively. SG&A totaled $751 million for the quarter versus $681 million in the prior year, an increase of 10 percent. Year-to-date SG&A totaled $2,424 million versus $2,329 million in 2004, an increase of 4 percent. This reflects in part higher spending for growth initiatives. The one percentage point increase of SG&A as a percent of net sales reflects the divestiture of the T&I and elastomers businesses that had relatively lower SG&A as a percent of net sales.

Research and Development Expense (R&D)

             R&D totaled $324 million in the third quarter of 2005 as compared to $308 million last year. For the nine months ended September 30, 2005, R&D was $976 million versus $978 million last year. During the first nine months of 2005, the company introduced approximately 900 new products and product applications. The company continues to pursue its goal of generating 33 percent of revenue from new products introduced within the last five years.

Interest Expense

             Interest expense totaled $140 million in the third quarter of 2005 compared to $86 million in the third quarter of 2004 caused by higher average interest rates and higher average debt levels. For the nine-month periods, interest expense increased from $252 million in 2004 to $364 million in 2005, reflecting higher average interest rates.

Form 10-Q

Separation Activities - Textiles & Interiors (T&I)

             In the third quarter of 2005, the company recorded a gain of $20 million related to the sale of its investment in an equity affiliate to subsidiaries of Koch, and other credits of $3 million related to the ongoing separation of T&I. Year-to-date 2005 also includes a net gain of $39 million primarily related to the transfer of two previously delayed equity affiliates to Koch and the sale of an equity affiliate to its equity partner.

             In the third quarter of 2004, the company recorded a charge of $102 million related to the divestiture of INVISTA and other separation activities relating to T&I. The charge was primarily related to the termination of a long-term supply contract, purchase price adjustments related to pension and working capital and the write-down of the company's investment in an affiliate to fair market value. Year-to-date 2004 also reflects charges of $528 million related to the separation, including a $240 million reduction of the sales price.

Provision for (Benefit from) Income Taxes

             The company's third quarter 2005 tax provision of $435 million includes $320 million of tax expense associated with the planned repatriation of approximately $9,400 million under the American Jobs Creation Act of 2004. Also included in the third quarter provision is $52 million of tax expense associated with the company's policy of hedging its foreign currency denominated monetary assets and liabilities. Year-to-date 2005, the company recorded a tax provision of $1,461 million which includes $396 million of tax expense associated with the company's hedging policy, $320 million related to the aforementioned repatriation, and a tax benefit of $24 million related to the reversal of certain prior year tax contingencies previously reserved.

             For the third quarter 2004, the company recorded a net tax benefit of $117 million, which included benefits of $165 million primarily related to agreement on certain prior year audit issues previously reserved. Year-to-date 2004, the company recorded a net tax benefit of $114 million, which included a tax benefit of $137 million associated with recording an increase in the deferred tax assets of two European subsidiaries for their tax basis investment losses recognized on local tax returns, $323 million of other tax benefits associated with the separation of INVISTA, and the $165 million benefit primarily related to the aforementioned agreement on certain prior year audit issues previously reserved. Year-to-date 2004 tax benefits were partially offset by net tax expense on operating income.

Net Income (Loss)

             Net income (loss) for the three- and nine-months ended September 30, 2005 was $(82) million and $1,900 million, respectively, compared to net income of $331 million and $1,502 million in the same periods last year for the reasons discussed in the preceding paragraphs.

Corporate Outlook

             The following is an update to Corporate outlook provided in the 2004 Form 10-K:

Energy and ingredient costs are much higher than originally expected. Nine months ago the company's outlook assumed costs for oil and U.S. natural gas in 2005 would average $43 per barrel and $6.80 per million btu, respectively.

Form 10-Q

Results of the Coatings & Color Technologies segment will be reduced because its largest TiO2 manufacturing plant at DeLisle, Mississippi, damaged by Hurricane Katrina, is not expected to resume production until late December.

Similarly, results of the Performance Materials segment will be reduced because its largest ethylene copolymers and intermediates plant at Orange, Texas was shutdown due to Hurricane Rita. Although production began recently, recovery to full capacity is not expected until year end.

Results for the Agriculture & Nutrition segment for the second half 2005 will be essentially flat with last year and show percentage growth in the high-teens for the full year. However, for the fourth quarter, results are expected to be below last year due to the split of seasonal revenues and costs between the third and fourth quarters.

Finally, the company's current estimate of the fourth quarter 2005 effective income tax rate is about 26 percent, excluding any tax effects of exchange gains and losses or significant items, neither of which can be reasonably estimated at this time.

             Taking these factors into account and recognizing the company's ongoing pricing initiatives to offset rising energy and ingredient costs, the company expects fourth quarter earnings to be in a range of $.20 to $.25 per share. The company's recently announced share repurchase program is not expected to impact fourth quarter 2005 earnings per share.

Accounting Standards Issued Not Yet Adopted

             See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and estimated impact on financial position, liquidity and results of operations.

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and nine-month periods ended September 30, 2005 compared with the same periods in 2004. Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.

             Agriculture & Nutrition - Third quarter sales were $1.0 billion up 3 percent, reflecting 2 percent higher U.S. dollar selling prices and 1 percent higher volume. Higher U.S. dollar selling prices reflect a benefit in currency translation principally resulting from sales in Latin America. The volume increase is attributable to higher sales in the North American and Latin American markets. The increased sales of certain herbicides in North America, in part are attributed to an industry shift in historical buying patterns from the fourth quarter into the third quarter. Pretax loss for the quarter was $134 million, a 28 percent improvement over the prior year. The current quarter earnings improvement reflects a more favorable product mix, increased crop protection products volume, lower ingredient costs and continued cost control. During the quarter, 57 new products and product applications were introduced, including new corn hybrids and soybean varieties for the southern hemisphere growing season.

Form 10-Q

Year-to-date, sales were $5.5 billion versus $5.2 billion in the prior year, up 4 percent. The increase reflects 5 percent higher U.S. dollar selling prices, partly offset by 1 percent lower volumes. Higher U.S. dollar selling prices principally reflects higher seed prices and a benefit from currency translation. An increase in volume for crop protection products, principally specialties and fungicides, in most regions, and soybean seeds in North America, largely offset a decrease in corn seed products in North America and specialty food ingredients in Asia Pacific. PTOI for the first nine months of the year was $1,134 million versus $894 million in the same period last year. This 27 percent increase in earnings was principally due to higher average selling prices for crop production products and a benefit from currency translation. PTOI for 2004 included $36 million in employee separation charges. Year-to-date, the segment has introduced more than 150 new products and product applications.

             Coatings & Color Technologies - Third quarter sales were $1.5 billion, up 5 percent on 6 percent higher U.S. dollar selling prices, partly offset by 1 percent lower volume. Higher selling prices largely reflect price improvements for titanium dioxide and refinish products. In the third quarter, a major hurricane forced the shutdown of the DeLisle, Mississippi plant. As a result, the company declared force majeure for its titanium dioxide business. Management expects this plant to begin to resume operations by the end of December 2005. Increased volumes for automotive coatings and refinish products were more than offset by lower volumes for titanium dioxide products, due to the shutdown of the DeLisle, Mississippi plant. PTOI was $42 million, including a $113 million hurricane charge, versus PTOI of $179 million in the prior year. Declines in PTOI reflect the impacts of higher raw materials and other costs and lower volumes from lost business as a result of the hurricane. During the quarter, 109 new products and product applications were launched, including a new line of aviation primers, topcoats and sealers.

Year-to-date sales of $4.7 billion were up 6 percent, reflecting 7 percent higher U.S. dollar selling prices, slightly offset by 1 percent lower volumes. Higher selling prices reflect concerted efforts within the segment to increase prices for the majority of its products as part of its efforts to offset the impact of higher raw material costs. Sales volumes were lower due to the year-to-date impact of lower North American OEM automotive volumes and lost sales as a result of the hurricane. PTOI of $402 million decreased from $482 million in the prior year. PTOI in 2005 includes a $113 million hurricane charge while 2004 included charges of $100 million for employee separation costs and an automotive refinish litigation settlement. Higher raw materials costs also negatively affected year-to-date results in 2005. Year-to-date, 290 new products and product applications have been introduced.

             Electronic & Communication Technologies - Third quarter sales were $875 million, up 7 percent on 5 percent higher U.S. dollar prices and 2 percent higher volume compared to 2004 which included $15 million in sales from the divested Photomasks business. Higher fluorochemical pricing and increased demand for electronic materials in Asia Pacific and fluoroproducts in North America and Latin America more than offset the negative impact of higher raw material costs. PTOI for the quarter increased to $129 million from $34 million in the prior year, reflecting higher selling prices and increased volume. PTOI in the prior year included a $63 million charge associated with the proposed settlement of the PFOA class action litigation in West Virginia. During the quarter, 36 new products and product applications were introduced, including new conductive pastes for photovoltaic panels.

Form 10-Q

Year-to-date sales of $2.7 billion were up 8 percent, reflecting 7 percent higher U.S. dollar selling prices and 1 percent higher volume. Year-to-date 2005 includes $24 million in Photomasks sales, compared to $52 million in the same period in 2004. Higher U.S. dollar selling prices reflect higher fluorochemical prices and a benefit from currency translation. PTOI for the nine months ended September 30, 2005 was $445 million, benefiting from higher average selling prices, volume increases for electronic materials, and a $48 million gain resulting from the sale of the company's equity interest in DuPont Photomasks. These benefits were partly offset by higher raw material costs and the $15 million charge taken in connection with the EPA administrative complaint related to PFOA. PTOI in the prior year was $99 million, reflecting charges of $177 million for PFOA class action litigation, employee separation costs, and a write-down to reflect the decline in value of an investment security. Year-to-date, more than 140 new products and product applications have been introduced.

             Performance Materials - Third quarter sales were $1.5 billion versus $1.7 billion in the prior year. During the quarter, manufacturing operations and distribution centers in Orange, Texas were disrupted by a major hurricane. As a result, the company declared force majeure for its ethylene copolymers business. Also, during the quarter manufacturing and distribution operations in Beaumont, Texas and LaPlace, Louisiana were affected by major hurricanes. While force majeure was not declared, substantial disruptions to operations and sales activity was encountered. Third quarter 2004 includes sales of $155 million related to the Engage® , Nordel® and Tyrin® businesses. On June 30, 2005, DuPont completed a transaction in which Dow acquired from DDE certain assets related to the Engage® , Nordel® and Tyrin® businesses. Upon the completion of this transaction, the remaining elastomers business became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC (see Notes 9 and 11 to the interim Consolidated Financial Statements for a complete discussion of these matters). Excluding the third quarter 2004 sales related to businesses transferred to Dow in 2005, third quarter 2005 sales grew 1 percent over 2004, reflecting a 10 percent increase in local selling prices offsetting a volume decline of 9 percent. Lower volumes reflect the hurricane business interruption, declines in demand for elastomers and planned withdrawal from lower margin accounts. Third quarter PTOI was $68 million, including a hurricane charge of $11 million, versus $160 million in 2004. Earnings declined on lower volumes and significantly higher raw material costs, offsetting pricing gains. During the quarter, 61 new products and product applications were launched including new Crastin® resins with Teflon® lubrication for conveyor parts.

Year-to-date 2005 sales were $5.2 billion versus $4.9 billion in 2004, up 5 percent. U.S. dollar selling prices increased 10 percent. Sales volumes were 5 percent lower, principally reflecting lower demand from markets tied to motor vehicle production in North America and Western Europe, planned withdrawal from lower margin accounts, exiting the dimethyl terephthalate (DMT) business, and hurricane disruption. Excluding sales from the businesses transferred to Dow of $386 million and $372 million from year-to-date 2005 and 2004, respectively, segment sales were up 6 percent, reflecting 10 percent higher U.S. dollar selling prices and 4 percent lower volume.

PTOI for the first nine months of 2005 was $469 million, including the $11 million hurricane charge, $47 million in operating income related to certain DDE assets sold, a $23 million gain on sale of these DDE assets, and a charge of $34 million reflecting severance and related costs for approximately 275 employees principally at the Louisville, Kentucky site.

Form 10-Q

Annual cost reductions related to ceasing neoprene production at the Louisville, Kentucky site and consolidating production at the company's upgraded facility in LaPlace, Louisiana are expected to be offset by reduced revenue. PTOI for 2004 was $269 million including a $150 million charge related to elastomers antitrust litigation and $68 million for employee separation and shutdown costs in connection with exiting the DMT business. Year-to-date, more than 120 new products and product applications have been introduced.

             Safety & Protection - Third quarter sales of $1.3 billion were up 7 percent, principally reflecting 4 percent higher U.S. dollar selling prices and 3 percent higher volumes. During the third quarter, the segment was affected by two major hurricanes that struck the U.S. Gulf Coast region. These hurricanes caused minor damage to two of the segment's plants and significant damage to its manufacturing facilities in Pascagoula, Mississippi and Beaumont, Texas. As a result, the company declared force majeure for aniline and acrylonitrile produced at those plants. In spite of the impact of the storms, moderate to sizeable sales growth was experienced across most product lines. Demand remains strong, especially for aramids, nonwoven products and safety resource offerings.

Third quarter PTOI was $256 million versus $216 million in 2004, an increase of 19 percent. Third quarter includes a gain of $31 million resulting from the sale of non-core assets in North America, and a charge of $22 million related to the hurricanes. Improvement in operating income reflects higher selling prices and increased volumes partially offset by continuing higher costs for ingredients, energy, and logistics. During the quarter, 62 new products and product applications were introduced, including new reinforced Tychem® protective apparel.

Year-to-date sales of $3.9 billion were up 14 percent due to 7 percent higher U.S. dollar selling prices and 7 percent higher volume. PTOI for year-to-date 2005 was $770 million, which includes the $31 million gain from the asset sale and the $22 million hurricane charge discussed above. Year-to-date 2004 PTOI of $610 included $71 million for employee separation and asset impairment charges. Improvement in 2005 year-to-date operating earnings reflects higher selling prices partly offset by increased margin pressure from higher raw material and energy prices. Year-to-date, the segment has introduced more than 170 new products and product applications.

Liquidity & Capital Resources

Sources of Liquidity, Uses of Cash and Financial Condition

             Total debt at September 30, 2005 was $10.7 billion, an increase of $4.2 billion from December 31, 2004. This increase primarily reflects an increase in outstanding commercial paper, which was used to support seasonal operating and capital needs. Commercial paper at September 30, 2005 was $4.7 billion versus $600 million at December 31, 2004. Management expects to utilize available cash balances to pay down essentially all of its outstanding commercial paper by December 31, 2005.

             Cash and cash equivalents and Marketable debt securities were $5.3 billion at September 30, 2005 versus $3.5 billion at December 31, 2004.

             At September 30, 2005, net debt was $5.4 billion, compared to $2.9 billion at December 31, 2004. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful to investors because it provides more of an operational view of cash flow since the company's cash balance is available to meet operating and capital needs, and to provide liquidity around the world.

Form 10-Q

             The following table reconciles the differences from Total debt to Net debt (dollars in millions).

September 30, 2005

Total debt
Commercial paper	$ 4,668
Long-term debt due in one year	249
Other short-term debt	349

Total short-term debt	5,266
Long-term debt	5,429

Total debt	10,695
Less: Cash and cash equivalents	5,147
Less: Marketable debt securities	191

Net debt	$ 5,357

             The following table summarizes changes in Net debt for the nine-month period ending September 30, 2005 (dollars in millions).

Net debt - December 31, 2004	$2,949

Cash used for operations	171
Purchases of property, plant & equipment and
investments in affiliates	922
Net payments for businesses acquired	142
Proceeds from sales of assets, net	(331)
Dividends paid to stockholders	1,095
Acquisition of treasury stock	505
Proceeds from exercise of stock options	(347)
Effect of exchange rate changes on cash	512
Other	(261)

Increase in Net debt	2,408

Net debt - September 30, 2005	$5,357

             Cash used for operations through September 2005 reflects earnings from all segments partially offset by normal seasonal working capital builds, particularly in receivables of Agriculture & Nutrition resulting from southern hemisphere sales, as well as a $1 billion contribution to the principal U.S. pension plan.

             Working capital was $6.9 billion at September 30, 2005 compared to $7.3 billion at December 31, 2004. Higher cash and accounts receivable balances were more than offset by higher short-term borrowings to fund operations and provide liquidity.

             Purchases of property, plant and equipment and investment in affiliates through September 30, 2005 totaled $922 million. The company expects full-year purchases of property, plant and equipment and investments in affiliates to be about $1.4 billion.

Form 10-Q

             Dividends paid to stockholders through September 30, 2005 totaled $1.1 billion. In October, the company's Board of Directors declared a fourth quarter common stock dividend of $0.37 cents per share, which is the same as the dividend paid in the third quarter 2005.

             The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. Through September 2005, the company has purchased 9.9 million shares at a cost of $505 million against this program during the year. This brings the cumulative purchases to 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this program.

             In addition to the plan described above, in October 2005 the company's Board of Directors authorized a $5 billion share buyback plan. The company entered into a $3 billion accelerated share repurchase agreement with Goldman Sachs & Co. (Goldman Sachs) under which the company purchased 75,719,334 shares of DuPont common stock from Goldman Sachs on October 27, 2005 at a price of $39.62, with Goldman Sachs purchasing an equivalent number of shares in the open market over the next nine months. At the end of this period, the company may receive from or be required to pay to Goldman Sachs a price adjustment based upon the volume weighted average price of DuPont shares during such purchase period. The price adjustment, if any, may be settled, at the company's option, in cash or shares of its common stock. Net of any price adjustment, the company intends to execute the remaining $2 billion repurchase over the 12 months following the completion of the accelerated share repurchase program in mid-2006, consistent with DuPont's financial discipline principles. The company financed the purchase of its shares initially with commercial paper. Subject to market conditions, management expects to refinance this borrowing into intermediate and long-term debt by December 31, 2005. The company retired the 75,719,334 shares that were repurchased under the agreement.

             On October 25, 2005, Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) downgraded the company's credit rating on long-term debt. The company's management expected this revision and believes that it will have a minimal impact on the company's borrowing costs and ability to access capital markets. The credit rating agencies left the company's short-term debt credit rating essentially unchanged at their highest rating level. The long-term (LT) and short-term (ST) rating changes are as follows:

	Prior Rating	New Rating
	(LT/ST)	(LT/ST)

S&P	AA-/A-1+	A/A-1
Moody's	Aa3/P-1	A2/P-1
Fitch	AA-/F-1+	A/F-1

             Because the company's liquidity remains strong as evidenced by the short-term ratings, DuPont still considers its financial position and financial flexibility to be a competitive advantage. The strong ratings are based on cash generating ability through the economic cycle, access to significant unused committed credit lines and a significant cash balance ($5.3 billion at September 30, 2005).

             Management believes that the company's ability to generate cash and its ability to issue short-term and long-term debt will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future.

Form 10-Q

Guarantees and Off-Balance Sheet Arrangements

              For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see Note 11 "Commitments and Contingent Liabilities" to the company's interim Consolidated Financial Statements.

New Legislation

             On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. To qualify for the deduction, an amount equal to the dividends must be reinvested in the U.S. pursuant to a domestic reinvestment plan. Options for reinvestment permitted in the Act include hiring and training workers, infrastructure and capital investments, research and development, marketing, contributions to U.S. pension plans, advertising and other qualified expenditures. During the quarter ended September 30, 2005, the company's Board of Directors approved domestic reinvestment plans to repatriate approximately $9.4 billion in 2005. DuPont recorded tax expense in the third quarter of $320 million related to the $9.4 billion repatriation. The company repatriated approximately $425 million of the planned amount in the third quarter and expects to repatriate the balance during the fourth quarter of 2005.

PFOA

             The company manufactures fluoropolymer resins and dispersions as well as fluorotelomers marketing many of them under the Teflon® brand. The fluoropolymer resin and dispersion businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

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

             A form of PFOA (perflurooctanoic acid and its salts, including the ammonium salt) is used as a processing agent to manufacture fluoropolymer resins and dispersions. For over 50 years, the company purchased its PFOA needs from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluoropolymer resins and dispersions. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in fluorotelomer-based products.

             DuPont Performance Elastomers, LLC uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark. As a result of a series of agreements with Dow, the company became the sole owner of DuPont Dow Elastomers, LLC on June 30, 2005. See Note 9 to the interim Consolidated Financial Statements. The wholly owned subsidiary has been renamed DuPont Performance Elastomers, LLC and is a part of the Performance Materials segment.

Form 10-Q

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

             DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and is undertaking voluntary programs concerning PFOA and fluorotelomers. DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. Based on existing scientific data, DuPont believes that PFOA exposure at the levels observed does not pose any health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population. DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, W.Va. Results from the first phase of this study indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, cholesterol fractions in some of the highest exposed workers. It is unclear if this association is caused by PFOA exposure or is related to some other variable; therefore, DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing. The second phase is a mortality study that involves the examination of all causes of death in employees who worked at the Washington Works site during its more than fifty years of operations.

             DuPont has established a reserve in connection with certain PFOA litigation matters. On May 17, 2005, the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice served DuPont with a grand jury subpoena relating to PFOA and related chemicals. See Note 11 to the interim Consolidated Financial Statements.

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

As of September 30, 2005, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      Information related to this matter is included in Note 11 to the company's interim Consolidated Financial Statements under the heading Benlate® ..

PFOA

                      Information related to this matter is included in Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading of PFOA and in Note 11 to the company's interim Consolidated Financial Statements under the heading PFOA.

Elastomers Antitrust Matters

                      Information related to this matter is included in Note 11 to the company's interim Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

Form 10-Q

Environmental Proceedings

New Johnsonville, Tennessee

                      The EPA conducted a multi-media audit of the company's titanium dioxide plant in New Johnsonville, Tennessee in the summer of 2001. In December 2002, the EPA alleged certain potential violations by the company and its contractor under Section 608 of the Clean Air Act (CAA) regarding refrigerant emissions.

                      In February 2005, the company signed a Consent Decree to resolve this matter whereby the company will pay a civil penalty of $250,000 and commit to conducting a Supplemental Environmental Project (SEP) involving the retrofit of industrial refrigeration machines with non-ozone depleting materials. The Consent Decree was entered by the court on July 21, 2005. The company paid the $250,000 civil penalty on September 15, 2005.

Acid Plants New Source Review Enforcement Action

                      In 2003, the EPA issued a "Notice of Violation and Finding of Violation" for the company's Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that the company should have sought a permit under the New Source Review requirements of the CAA. In July 2004, the EPA issued a Notice of Violation for the James River acid plant with similar allegations. The company vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has a total of four sulfuric acid plants that use similar technology.

                      The EPA has invited the company to engage in settlement negotiations, but insists that all four sulfuric acid plants be included. Since there can be no assurance that the company will prevail if it litigates this matter, the company has accepted the EPA's invitation and proposed to install technology at the four plants, or shut them down over the next six years. The EPA has yet to agree on the emission limits and the timing. If the negotiations are successful, the resulting settlement would include capital expenditures as well as a penalty. However, the company cannot reasonably estimate the amount of such costs at this time.

Form 10-Q

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases of the company's common stock during the three months ended September 30, 2005.

Item 6.     EXHIBITS

The exhibit index filed with this Form 10-Q is on pages 43-45.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: November 3, 2005

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

10.1

The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended February 1, 2005 (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.2

Terms and conditions of time-vested restricted stock units to non-employee directors under the company's Stock Accumulation and Deferred Compensation Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

10.6	Terms and conditions of stock options granted under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.7

Terms and conditions of performance-based restricted stock units under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.8

Terms and conditions of time-vested restricted stock units under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

Form 10-Q
Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Nine Months
	Ended
	September 30,	Years Ended December 31,
	2005	2004	2003	2002	2001	2000

Income before cumulative effect of
changes in accounting principles	$1,900	$1,780	$1,002	$1,841	$4,328(a)	$2,314
Provision for (benefit from) income taxes	1,461	(329)	(930)	185	2,467	1,072
Minority interests in earnings (losses) of
consolidated subsidiaries	42	(9)	71	98	49	61
Adjustment for companies accounted
for by the equity method	(34)	99	360	45	93	(109)
Capitalized interest	(17)	(17)	(29)	(45)	(62)	(69)
Amortization of capitalized interest	24	365(b)	119(b)	59	61	65

	3,376	1,889	593	2,183	6,936	3,334

Fixed charges:
Interest and debt expense	364	362	347	359	590	810
Capitalized interest	17	17	29	45	62	69
Rental expense representative of
interest factor	68	91	90	82	78	70

	449	470	466	486	730	949

Total adjusted earnings available for
payment of fixed charges	$3,825	$2,359	$1,059	$2,669	$7,666	$4,283

Number of times fixed
charges earned	8.5	5.0	2.3	5.5	10.5	4.5

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2005 of E. I. du Pont de Nemours and Company;

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

Date: November 3, 2005

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended September 30, 2005 of E. I. du Pont de Nemours and Company;

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

Date: November 3, 2005

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
November 3, 2005

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
November 3, 2005