Form 10-K
period 2005-12-31
DUPONT E I DE NEMOURS & CO
filed 2006-02-28
CIK 30554

QuickLinks -- Click here to rapidly navigate through this document

2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005                        Commission file number 1-815

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

        Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒    No ☐

        Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2005, was approximately $42.0 billion.

        As of January 31, 2006, 919,968,923 shares (excludes 87,041,427 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 26, 2006	III

E. I. du Pont de Nemours and Company

Form 10-K

Table of Contents

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

            Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2006 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

Item 1. BUSINESS

  DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security, and synthetic fibers. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agriculture, home furnishings, medical, electronics, communications, protective apparel, and the nutrition and health markets. Total worldwide employment at December 31, 2005 was approximately 60,000 people.

The company is strategically aligned into five market- and technology-focused growth platforms consisting of Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. In addition to the five growth platforms, the company's reportable segments include Pharmaceuticals. The company includes nonaligned and developmental businesses, such as bio-based materials, in Other.

In 2004, the company completed the sale of the majority of the net assets of the Textiles & Interiors segment (INVISTA) to subsidiaries of Koch Industries, Inc. (Koch). Beginning in 2005 any activities related to the remaining assets of Textiles & Interiors are included in Other.

Information describing the business of the company can be found on the indicated pages of this report:

Item	Page

Segment Reviews–Introduction	29
Agriculture & Nutrition	29
Coatings & Color Technologies	31
Electronic & Communication Technologies	32
Performance Materials	34
Pharmaceuticals	35
Safety & Protection	36
Textiles & Interiors	38
Other	38

Total Segment sales, Net sales, Pretax operating income, and Segment net assets for 2005, 2004, and 2003	F-53

Geographic Information:
Net sales and Net property for 2005, 2004, and 2003	F-51

The company has operations in approximately 75 countries worldwide and about 60 percent of consolidated Net sales are made to customers outside the United States of America (U.S.). Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities, and some are distributors of products manufactured by the company.

SOURCES OF SUPPLY

The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

A substantial portion of the production and sales in Performance Materials is dependent upon the availability of hydrocarbon feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major energy and petrochemical companies. In addition, the company obtains adipic acid and hexamethylenediamine from Koch under a long-term supply contract.

Within Agriculture & Nutrition, the company's wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), operates in the hybrid seed industry and has seed production facilities located throughout the world. Seed production is performed directly by the company or contracted with independent growers. The company's ability to produce seeds primarily depends upon weather conditions, grower contract terms, and global supply and demand.

The major commodities, raw materials, and supplies for the company's reportable segments in 2005 include the following:

  Agriculture & Nutrition:

  carbamic acid related intermediates; insect control products; natural gas; polyethylene; soybeans; soy flake; soy lecithin; sulfonamides

  Coatings & Color Technologies:

  butyl acetate; chlorine; HDI based poly aliphatic isocyanates; industrial gases; titanium ore; pigments

  Electronic & Communication Technologies:

  block co-polymers; chloroform; fluorspar; hydrofluoric acid; hydroxylamine; laminated films; oxydianiline; perchloroethylene; polyester; precious metals; pyromellitic dianhydride

  Performance Materials:

  adipic acid; butanediol; dimethyl terephthalate (DMT); ethane; ethylene glycol; fiberglass; hexamethylenediamine; natural gas; petroleum polymer; purified terephthalic acid

  Safety & Protection:

  alumina hydroxide; ammonia; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; natural gas; paraphenylenediamine; polyester fiber; propylene; terephthaloyl chloride; wood pulp

No commodities or raw materials are purchased for the Pharmaceutical segment. This segment's revenues arise from royalty arrangements for Cozaar® and Hyzaar® antihypertensive drugs, which are manufactured and distributed by Merck & Co. (Merck).

Since 1997, DuPont has contracted with Computer Sciences Corporation (CSC) and Accenture LLP (Accenture) to provide certain services for the company. CSC operates a majority of the company's global information systems and technology infrastructures and provides selected applications and software services. In December 2005, DuPont entered into a new contract with CSC to provide these services through December 2014. Accenture provides selected applications, software services and enterprise resource planning solutions designed to enhance the company's manufacturing, marketing, distribution and customer service. Accenture is contracted to provide these services through December 2008.

In November 2005, DuPont contracted with Convergys Corporation to provide the company with global human resources transactional services including employee development, workforce planning, compensation management, benefits administration and payroll. The full scope of these services is scheduled to be operating by 2007. Convergys Corporation is contracted to provide services through 2018.

BACKLOG

The company does not consider backlog to be a significant indicator of the level of future sales activity. In general, the company does not manufacture its products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the company's ability to achieve any particular level of revenue or financial performance.

PATENTS AND TRADEMARKS

The company believes that its patent and trademark estate provides it with an important competitive advantage. It has established a global network of attorneys, as well as branding, advertising, and licensing professionals, to procure, maintain, protect, enhance, and gain value from this estate.

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 21,000 worldwide patents and approximately 15,000 worldwide patent applications. In 2005, the company was granted almost 400 U.S. patents and about 1,500 international patents. The company's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 35 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, are important to Pioneer and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer's ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms.

The company has approximately 2,000 unique trademarks for its products and services and approximately 19,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPont™ (the "DuPont Brand Trademarks"); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers, and dispersions; Corian® surfaces; Kevlar® high strength material; and Tyvek® protective material.

As part of the sale of INVISTA to Koch in 2004, DuPont transferred certain patents and patent applications as well as certain trademarks and their related registrations and applications. In addition to this transfer, Koch and DuPont have entered into agreements regarding intellectual property rights, including patent and trademark licenses.

SEASONALITY

Sales of the company's products in Agriculture & Nutrition are affected by seasonal patterns. Agriculture & Nutrition's performance is strongest in the first half of the year. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its seed business, Agriculture and Nutrition's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

MARKETING

With the exception of Pioneer® brand seeds and Solae® soy proteins, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. Pioneer® brand products are aggressively promoted through multiple marketing channels in North America. In the high corn and soybean concentration markets of the U.S. Corn Belt, products are sold through a specialized force of more than 3,000 independent sales representatives. In more diverse cropping areas, Pioneer® products are marketed through approximately 80 distributors that service and support more than 2,000 owned and independent crop input retailers. Pioneer® products outside of North America are marketed through a network of subsidiaries, joint ventures, and independent producer-distributors. Solae® isolated and functional soy proteins are marketed using a combination of outside distributors, joint ventures and direct sales.

MAJOR CUSTOMERS

The company's sales are not materially dependent on a single customer or small group of customers. However, collectively, Coatings & Color Technologies and Performance Materials have several large customers, primarily in the automotive original equipment manufacturer (OEM) industry. The company has long-standing relationships with these customers and they are considered to be important to the segments' operating results.

COMPETITION

The company competes on a variety of factors such as price, product quality and performance or specifications, continuity of supply, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided.

Major competitors include diversified industrial companies principally based in the U.S., Western Europe, Japan, China and Korea. In the aggregate, these competitors offer a wide range of products from agricultural, commodity and specialty chemicals to plastics, fibers, and advanced materials. The company also competes in certain markets with smaller, more specialized firms who offer a narrow range of products or converted products that functionally compete with the company's offerings.

Agriculture & Nutrition sells advanced plant genetics through Pioneer, principally for the global production of corn and soybeans, and thus directly competes with other seed and plant biotechnology companies. Agriculture & Nutrition also provides food safety equipment and soy-based food ingredients in competition with other major grain and food processors.

RESEARCH AND DEVELOPMENT

The company conducts research in the U.S. at over 30 sites in 14 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is in the Wilmington, Delaware area at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applications research, and the Stine-Haskell Research Center conducts agricultural product research and toxicological research to assure the safe manufacture, handling and use of products.

Other major research locations in the U.S. include Marshall Lab in Philadelphia, Pennsylvania and Mt. Clemens in Mt. Clemens, Michigan, both dedicated to coatings research; Pioneer research facilities in Johnston, Iowa; The Solae Company facilities in St. Louis, Missouri; polymer research facilities in Richmond, Virginia and Parkersburg, West Virginia; and electronic technology research facilities in Research Triangle Park, North Carolina, Towanda, Pennsylvania and Santa Barbara, California.

DuPont, reflecting the company's global interests, operates a number of additional research and development facilities at locations outside the U.S. in countries such as Belgium, Canada, France, Germany, Japan, Luxembourg, Mexico, the Netherlands, Spain, and Switzerland. A new research and development facility was opened in China during 2005.

The objectives of the company's research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. The future of the company is not dependent upon the outcome of any single research program.

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy as provided by the growth platforms. All research and development activities are administered by senior research and development management to ensure consistency with the business and corporate strategy.

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis, on page 22 of this report.

ENVIRONMENTAL MATTERS

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on pages 12-13, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 27 and 47-51, and (3) Notes 1 and 24 to the Consolidated Financial Statements.

AVAILABLE INFORMATION

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are accessible on the company's website at http://www.dupont.com by clicking on the tab labeled "Investor Center" and then on "SEC filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission.

Item 1A. RISK FACTORS

DuPont operates in markets that involve significant risks, many of which are beyond the company's control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the company currently believes to be immaterial, that could have material adverse effects on the company's financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Price increases for energy costs and raw materials could have a significant impact on the company's ability to sustain and grow earnings.

The company's manufacturing processes consume significant amounts of energy and hydrocarbon-based raw materials the costs of which primarily reflect market prices for oil and natural gas. These prices are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy and raw materials affect the company's operating results from period to period. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. The company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company's financial results.

Failure to develop and market new products could impact the company's competitive position and have an adverse affect on the company's financial results.

The company's operating results are largely dependent on its ability to renew its pipeline of new products and services and to bring those products and services to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Sales of the company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The company's results of operations could be adversely affected by litigation and other commitments and contingencies.

The company faces risks arising from various litigation matters unasserted and asserted, including but not limited to product liability claims, patent infringement claims and antitrust claims. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect to the company. An adverse outcome in any one or more of these matters could be material to the company's Consolidated Financial Statements. For further information see Part II, Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations subtitled "PFOA" and Note 24 to the Consolidated Financial Statements.

In the ordinary course of business, the company may make certain commitments, including representations, warranties, indemnities and guarantees of third party obligations. If the company were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting the company's results of operations. For further information see Note 24 to the Consolidated Financial Statements.

The company's operations are subject to extensive environmental laws and regulations.

The company's operations are subject to various federal, state and international laws and regulations governing the environment, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company's accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs. It is the company's policy that all of its operations fully meet or exceed legal and regulatory requirements for protecting the environment. For further information see Part I, Item 3–Legal Proceedings, Note 24 to the Consolidated Financial Statements and Part II, Item 7–Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Environmental Matters.

The company's ability to generate sales from genetically enhanced products, particularly seeds and other agricultural products, could be adversely affected by market acceptance, government policies, rules or regulations and competition.

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. Demand for these products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits, and the import of crops grown from those seeds.

The company competes with major, global companies that have strong intellectual property estates supporting the use of biotechnology to enhance products, particularly in the agricultural products and production markets. Speed in discovering and protecting new technologies, and bringing products based on them to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the company's existing or candidate products to become less competitive adversely affecting sales.

Changes in government policies and laws or worldwide economic conditions could adversely affect the company's financial results.

Sales outside the U.S. constitute more than half of the company's revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Economic factors, including inflation and fluctuations in currency exchange rates, interest rates, and commodity prices could affect the company's financial results.

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments, and borrowings. The company actively manages currency exposures that are associated with monetary asset positions, committed currency purchases and sales, and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company's financial position, results of operations and cash flows.

Business disruptions could seriously impact the company's future revenue and financial condition and increase costs and expenses.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages, natural disasters and severe weather events, such as hurricanes, and pandemics, could seriously harm the company's operations as well as the operations of its customers and suppliers. Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for the company's products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, create delays and inefficiencies in the supply chain and result in the need to impose employee travel restrictions. The impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company's financial performance.

Inability to protect and enforce the company's intellectual property rights could adversely affect the company's financial results.

Intellectual property rights are important to the company's business. The company attempts to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. The extent to which the company is unable to protect its intellectual property could have an adverse impact its financial results.

The company is subject to information system security risks and systems integration issues that could disrupt the company's internal operations.

The company is dependent upon technology for the distribution of information within the company and to customers and suppliers. This information technology is vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach and defects in design. There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. Various measures have been implemented to manage the company's risks related to information system and network disruptions, but a system failure or security breach could negatively impact the company's operations and financial results.

Item 1B. UNRESOLVED STAFF COMMENTS

 None.

Item 2. PROPERTIES

DuPont's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing, and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.

Information regarding research and development facilities is incorporated by reference to Item 1, Business–Research and Development. Additional information with respect to the company's property, plant and equipment, and leases is contained in Notes 14 and 30 to the Consolidated Financial Statements.

The company's investment in property, plant and equipment in the U.S. and Puerto Rico related to operations is located at over 100 sites. Some of the sites and their applicable segment(s) are set forth below:

Texas	Tennessee	Delaware	Virginia

Bayport(3)	Chattanooga(4)	Edgemoor(2)	Front Royal(2)
Beaumont(4,5)	Memphis(5)	Newark(4)	Hopewell(4)
Corpus Christi(3)	New Johnsonville(2)	Wilmington(1,6)	Richmond(4,5)
Houston(1)	Old Hickory(4,5)
LaPorte(4)
Orange(4)
Victoria(4)
Iowa	Michigan	Mississippi	New Jersey

Fort Madison(2,3)	Mt. Clemens(2)	DeLisle(2)*	Deepwater(3,4,5)
Johnston(1)	Troy(2,4)	Pascagoula(5)	Parlin(3)
New York	North Carolina	South Carolina	West Virginia

Buffalo(3,5)	Fayetteville(3,4)	Charleston(4)	Belle(3,5)
Niagara Falls(5)	Research Triangle Park(3)	Florence(4)	Parkersburg(3,4)
Georgia	Louisiana	Ohio	Puerto Rico

Valdosta(1)	La Place(4)	Circleville(3,4)	Manati(1,3)
*
The DeLisle, Mississippi plant was severely impacted by Hurricane Katrina and as a result, at December 31, 2005, this plant was not operational.

Property, plant and equipment outside the U.S. and Puerto Rico is also located at over 100 sites. Some of these sites and their applicable segment(s) are set forth below:

Asia Pacific	Europe	Canada	Latin America

Chiba, Japan(3,4)	Asturias, Spain(1,5)	Kingston, Canada(4)	Altamira, Mexico(2)
Gifu, Japan(4)	Cernay, France(1)	Thetford Mines, Canada(4,5)	Camacari, Brazil(1)
Guangzhou, China(5)	Dordrecht, The Netherlands(3,4)		Sao Paulo, Brazil(2)
Ibaraki, Japan(4)	Luxembourg(3,4)
Kuan Yin, Taiwan(2)	Maydown, United Kingdom(5)
Shenzhen, China(3,4)	Mechelen, Belgium(2,3,4)
Shimizu, Japan(3)	Uentrop, Germany(4)
Singapore(4)	Wuppertal, Germany(2)
Taoyuan, Taiwan(3)
Tokai, Japan(3)
Ulsan, Republic of Korea(4,5)
Utsunomiya, Japan(4)
Wuxi, China(4)
Zengzhou, China(1)
(1)	Agriculture & Nutrition	(4)	Performance Materials
(2)	Coatings & Color Technologies	(5)	Safety & Protection
(3)	Electronic & Communication Technologies	(6)	Corporate administrative offices

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 82 percent in 2005, 84 percent in 2004 and 80 percent in 2003. Properties are primarily directly owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report, and certain properties are shared with other tenants under long-term leases.

Item 3. LEGAL PROCEEDINGS

LITIGATION

Benlate®

Information related to this matter is included in Note 24 to the Consolidated Financial Statements under the heading Benlate®.

PFOA: U.S. Environmental Protection Agency (EPA) and Class Action

Information related to this matter is included in Note 24 to the Consolidated Financial Statements under the heading PFOA.

Elastomers Antitrust Matters

Information related to this matter is included in Note 24 to the Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

ENVIRONMENTAL PROCEEDINGS

Acid Plants New Source Review Enforcement Action

In 2003, the EPA issued a "Notice of Violation and Finding of Violation" for the company's Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that the company should have sought a permit under the New Source Review requirements of the Clean Air Act (CAA). In July 2004, the EPA issued a Notice of Violation for the James River acid plant with similar allegations. The company vigorously disagrees with the EPA's findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has a total of four sulfuric acid plants that use similar technology.

The EPA has invited the company to engage in settlement negotiations, but insists that all four sulfuric acid plants be included. Since there can be no assurance that the company will prevail if it litigates this matter, the company has accepted the EPA's invitation and has proposed to install technology at the four plants, or shut them down over the next five years. The EPA has yet to agree on the emission limits and the timing. If the negotiations are successful, the resulting settlement would include capital expenditures as well as a penalty. However, the company cannot reasonably estimate the amount of such costs at this time.

Chambers Works Plant, New Jersey

On January 3, 2006, DuPont's Chambers Works plant in New Jersey received a draft Administrative Consent Order from the New Jersey Department of Environmental Protection (NJDEP) proposing a penalty of $180,400 for 16 incidents that occurred between November 2004 and October 2005 involving minor spills of product and wastes, and technical violations of the Resource, Conservation and Recovery Act (RCRA) permitting provisions. The NJDEP has alleged that the foregoing are violations of the New Jersey Solid Waste Management Act and Spill Compensation and Control Act. The proposed penalty does not take into account DuPont's actions to mitigate the potential impact of these events and substantial commitments to minimize discharges in the future. The company is negotiating with the NJDEP.

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

Unless DuPont violates its terms, the WV Order does not call for sanctions. DuPont has completed all major activities currently required by the WV Order and has spent approximately $4 million through December 31, 2005, in connection with these activities. DuPont committed to conduct additional environmental monitoring in and around the Washington Works plant. As recommended by WVDEP, this testing began in 2004 and will end in 2006.

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

Gibson City, Illinois

The EPA has alleged that The Solae Company violated the CAA's New Source Review Regulations and certain Prevention of Significant Deterioration requirements at its plant in Gibson City, Illinois. The Solae Company, a majority-owned venture with Bunge Limited, was formed in 2003. The EPA has proposed a settlement of this matter that would include sites located in Indiana, Ohio, Oklahoma and Tennessee, some of which are wholly owned by DuPont, in addition to the Gibson City site. The EPA's proposed settlement includes a penalty of $350,000 and Supplemental Environmental Projects involving expenditures of at least $500,000. The company and The Solae Company are negotiating with the EPA and U.S. Department of Justice (DOJ).

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list, as of February 28, 2006, of the company's executive officers.

	Age	Executive Officer Since

Chairman of the Board of Directors and Chief Executive Officer:
Charles O. Holliday, Jr.	57	1992

Other Executive Officers:
James C. Borel, Senior Vice President–Global Human Resources	50	2004
Thomas M. Connelly, Jr., Senior Vice President and Chief Science and Technology Officer	53	2000
Richard R. Goodmanson, Executive Vice President and Chief Operating Officer	58	1999
John C. Hodgson, Senior Vice President and Chief Customer Officer	62	2002
W. Donald Johnson, Group Vice President–Global Operations and Engineering	58	2004
Stacey J. Mobley, Senior Vice President and Chief Administrative Officer and General Counsel	60	1992
Gary M. Pfeiffer, Senior Vice President and Chief Financial Officer	56	1997

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

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 100,861 at December 31, 2005, and 100,358 at January 31, 2006.

Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.).

The company's quarterly high and low trading stock prices and dividends per common share for 2005 and 2004 are shown below.

	Market Prices
Quarterly High/Low Market Prices of Common Stock
			Per Share Dividend Declared
	High	Low

2005
First Quarter	$54.90	$45.74	$0.35
Second Quarter	51.88	42.76	0.37
Third Quarter	44.75	37.87	0.37
Fourth Quarter	43.81	37.60	0.37

2004
First Quarter	$46.25	$40.45	$0.35
Second Quarter	45.20	40.84	0.35
Third Quarter	44.78	39.88	0.35
Fourth Quarter	49.39	40.98	0.35

Issuer Purchases of Equity Securities

The following table summarizes information with respect to the company's purchases of its common stock during 2005:

			2001 Plan		2005 Plan

Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Approximate Value of Shares That May Yet be Purchased (Dollars in millions)	Total Number of Shares Purchased as Part of Publicly Announced Program[3]	Approximate Value of Shares That May Yet be Purchased (Dollars in millions)

January	410	$49.13	–	$–
February	6,389,490	51.40	6,386,300	1,215
March	1,443,871	53.41	1,443,500	1,138
May	2,115,000	47.33	2,115,000	1,038
October	75,719,334	39.62			75,719,334	$2,000
December	121	42.27	—		—

Total	85,668,226	$40.92	9,944,800		75,719,334

1
Includes 4,092 shares related to net option exercises to pay the exercise price of options.

2
In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the program.

3
In October 2005, the Board of Directors authorized a $5 billion share buyback plan. On October 24, 2005, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) under which the company agreed to repurchase from Goldman Sachs shares of DuPont's outstanding common stock for an aggregate purchase price of approximately $3 billion. Under the agreement, the company purchased and retired 75,719,334 shares of DuPont's common stock. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the program.

Item 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2005	2004		2003		2002		2001

Summary of operations
Net sales	$26,639	$27,340		$26,996		$24,006		$24,726
Income before income taxes and minority interests	$3,558	$1,442		$143		$2,124		$6,844
Provision for (benefit from) income taxes	$1,468	$(329)		$(930)		$185		$2,467
Income before cumulative effect of changes in accounting principles	$2,053	$1,780		$1,002		$1,841		$4,328
Net income (loss)	$2,053	$1,780		$973	[1]	$(1,103	) [2]	$4,339	[3]
Adjusted net income (loss)	$2,053	$1,780		$973	[1]	$(1,103	) [2]	$4,505	[3,4]

Basic earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$2.08	$1.78		$1.00		$1.84		$4.17
Net income (loss)	$2.08	$1.78		$0.97	[1]	$(1.12	) [2]	$4.18	[3]
Adjusted net income (loss)	$2.08	$1.78		$0.97	[1]	$(1.12	) [2]	$4.34	[3,4]

Diluted earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$2.07	$1.77		$0.99		$1.84		$4.15
Net income (loss)	$2.07	$1.77		$0.96	[1]	$(1.11	) [2]	$4.16	[3]
Adjusted net income (loss)	$2.07	$1.77		$0.96	[1]	$(1.11	) [2]	$4.32	[3,4]

Financial position at year-end
Working capital	$4,959	$7,272		$5,419		$6,363		$6,734
Total assets	$33,250	$35,632		$37,039		$34,621		$40,319
Borrowings and capital lease obligations
Short-term	$1,397	$937	[5]	$6,017	[5]	$1,185		$1,464
Long-term	$6,783	$5,548		$4,462	[5]	$5,647		$5,350
Stockholders' equity	$8,907	$11,377		$9,781		$9,063		$14,452

General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,406	$1,298		$1,784		$1,416		$1,634
Depreciation	$1,128	$1,124		$1,355		$1,297		$1,320
Research and development (R&D) expense	$1,336	$1,333		$1,349		$1,264		$1,588
Average number of common shares outstanding (millions)
Basic	982	998		997		994		1,036
Diluted	989	1,003		1,000		999		1,041
Dividends per common share	$1.46	$1.40		$1.40		$1.40		$1.40
At year-end
Employees (thousands)	60	60		81		79		79
Closing stock price	$42.50	$49.05		$45.89		$42.40		$42.51
Common stockholders of record (thousands)	101	106		111		116		127

1
Includes a cumulative effect of a change in accounting principle charge of $29 and $0.03 per share, basic and diluted, relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations". See Note 9 to the Consolidated Financial Statements.

2
Includes a cumulative effect of a change in accounting principle charge of $2,944 and $2.96 (basic) and $2.95 (diluted) per share, relating to the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142).

3
Includes a cumulative effect of a change in accounting principle benefit of $11 and $0.01 per share, basic and diluted, relating to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities".

4
Reflects pro forma effects relating to the adoption of SFAS No. 142 in 2002 and the resulting nonamortization of goodwill and indefinite-lived intangible assets.

5
Includes borrowings and capital lease obligations classified as liabilities held for sale.

Part II

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements about Forward-Looking Statements

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

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. See the Risk Factors discussion set forth under Part 1, Item 1A for a description of risk factors that could significantly affect the company's financial results. In addition, the following factors could cause the company's actual results to differ materially from those projected in any such forward looking statements:

•
As part of its strategy for growth, the company has made and may continue to make acquisitions and divestitures and form strategic alliances. There can be no assurance that these will be completed or beneficial to the company.

•
The company has undertaken and may continue to undertake productivity initiatives, including cost reduction programs, organizational restructurings and Six Sigma projects, to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial to the company. Also, there can be no assurance that any estimated cost savings from such activities will be realized.

Overview

DuPont has six segments, five of which constitute the company's growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials, and Safety & Protection. The sixth segment, Pharmaceuticals, includes income from the company's interest in two anti-hypertension (AIIA) drugs, Cozaar® and Hyzaar®.

The company has set sustainable annual financial targets of 6 percent revenue growth, 10 percent earnings growth, and one percentage point improvement in Return on Invested Capital (ROIC). The company's three key strategies to achieve these targets are: Putting Science to Work, Harnessing the Power of One DuPont, and Going Where the Growth Is.

Putting Science to Work–Science helps form the capabilities, offerings and competitive advantages of all of the company's businesses. The company's research and development programs are focused on creating new technologies, processes, and business opportunities in relevant fields, as well as improving existing products and processes. The future of the company is not dependent on any single research program. The company continues to aggressively grow and manage its patent portfolio. Market-driven innovation, which relies on the voice of the customer and concrete market opportunities, is central to the company's research efforts. Management is focused on prioritizing deployment of resources to the most promising opportunities and has identified its top 75 technology projects expected to generate commercial success. The company is accelerating science-based innovation by 30 percent by prioritizing programs for faster and larger payoffs.

Power of One DuPont–The company's strategy is to increase productivity and leverage market access, capabilities and customers, with a single focus, thereby creating wider opportunities for its businesses. Management is committed to holding its fixed costs flat in 2006 and reducing fixed cost as a percentage of sales. The company is also taking actions to standardize and simplify its supply chains and support functions globally and improve its sales effectiveness. As a result of these actions, management expects to generate $1 billion of cost savings and $1 billion of working capital savings over three years. Furthermore, management has committed to improving its return on invested capital. Over an eighteen-month period ending June 30, 2007, underperforming assets within each growth platform will be reviewed and appropriate plans put in place to improve the return on these assets to acceptable levels.

Going Where the Growth Is–The Company seeks significant growth opportunities by increasing its direct presence and sales efforts in emerging markets and extending the company's science, products, brands and market position into new applications and uses, thereby creating new markets. The company has a strong presence in the fastest-growing emerging markets and continues to leverage its resources and market position to realize new growth.

Analysis of Operations

During 2005, the company maintained its leading position in biotechnology, safety and protection, and crop yield improvement, and continued to execute its growth strategies, while overcoming a number of operational and business challenges. The most significant of these challenges were record-high energy costs, in addition to the aftermath of two major hurricanes, Katrina and Rita, which struck the Gulf Coast region of the U.S. Management estimates that cost increases for raw materials in 2005 exceeded $1 billion versus the prior year, principally reflecting higher market prices for oil, natural gas, and hydrocarbon feedstock. The company took actions to increase pricing and improve productivity to offset these cost increases.

The company has 14 manufacturing plants located in the Gulf Coast region that were affected by the hurricanes. Ten of these had minimal damage and resumed operations quickly. Four plants, two in Mississippi and two in Texas, experienced serious damage to electrical systems, instrument controls and computer-based electronic process control systems. Charges of $160 million were recorded in 2005 related to the clean up and repair of manufacturing assets, the write off of inventory and plant assets destroyed by the hurricanes and other hurricane related costs. The most significant damage was to the company's DeLisle, Mississippi, titanium dioxide plant which remained shut down from August 2005 until production began a phased-in restart in January 2006. Management expects this plant to return to normal operations during the second quarter of 2006. The resumption of operations at the other three sites was completed by December 31, 2005. All sites remain structurally sound and environmentally secure.

Following the hurricanes, the company declared "force majeure" for several product lines of the Coatings & Color Technologies, Safety & Protection and the Performance Materials segments manufactured at the four sites noted above, because of hurricane-induced plant outages, limited availability of purchased utilities and raw materials, and damaged infrastructure. Management estimates that the company lost sales of about $350 million in 2005 as a result of the hurricanes. The company carries property damage and business interruption insurance, subject to deductible amounts. The amount or timing of any insurance recoveries are not yet determinable.

(Dollars in millions)	2005	2004	2003

NET SALES	$26,639	$27,340	$26,996

2005 versus 2004    Consolidated net sales for 2005 were $26.6 billion, down 3 percent. The 2004 sale of INVISTA resulted in a $2.1 billion or 8 percent reduction in Net sales. This reduction was partly offset by a 6 percent increase in sales resulting from higher U.S. dollar (USD) selling prices.

The tables below show a regional breakdown of 2005 and 2004 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:

	2005 Net Sales	Percent Change vs. 2004
(Dollars in billions)			Local Price	Currency Effect	Volume	Other[1]

Worldwide[2]	$26.6	(3)	5	1	(1)	(8)

United States	11.1	(4)	6	0	(2)	(8)

Europe	7.7	(4)	3	2	(3)	(6)

Asia Pacific	4.5	(4)	5	1	2	(12)

Canada & Latin America	3.3	9	4	6	4	(5)

1
Percentage changes in sales due to the absence of $2,108 million in sales attributable to the divested Textiles & Interiors business in 2004.

2
Sales related to elastomers businesses transferred to Dow on June 30, 2005 were $386 million and $467 million in 2005 and 2004, respectively, primarily in the United States and Asia Pacific. Excluding these sales, the company's worldwide sales were $26.2 billion in 2005, down 2 percent from 2004 with volume essentially flat.

In 2005, growth in key markets, particularly those in Asia Pacific and Latin America, helped offset the reduction in U.S. volumes. Volume declines in the United States and Europe were related to lower demand in motor vehicle and production agriculture markets, and the impact of hurricanes.

2004 versus 2003    Consolidated net sales for 2004 were $27.3 billion, up one percent. Portfolio changes, principally the sale of INVISTA, partly offset by the consolidation of DuPont Dow Elastomers LLC (DDE) as a variable interest entity (VIE) and the benefit of small acquisitions, resulted in a $2.6 billion or 10 percent reduction in Net sales. The combination of higher sales volumes and USD selling prices increased sales 11 percent.

			Percent Change Due to:

	2004 Net Sales	Percent Change vs. 2003
(Dollars in billions)			Local Price	Currency Effect	Volume	Other*

Worldwide	$27.3	1	2	3	6	(10)

United States	11.6	(4)	3	0	4	(11)

Europe	8.0	8	1	10	4	(7)

Asia Pacific	4.7	4	1	3	14	(14)

Canada & Latin America	3.0	4	1	2	8	(7)

*
Includes the reduction in sales following the sale of INVISTA, and additions to sales resulting from small acquisitions and the consolidation of a joint venture.

In 2004, the company saw strength in its major markets, including motor vehicle production and related after-markets, production agriculture and construction. Growth in these key markets, particularly in Asia Pacific, as well as increased market share, contributed to a 6 percent increase in worldwide sales volumes, which helped offset a $3.8 billion reduction in sales as a result of the sale of INVISTA.

(Dollars in millions)	2005	2004	2003

OTHER INCOME, NET	$1,852	$655	$734

2005 versus 2004    Other income increased $1,197 million over 2004. The increase is primarily due to net pre-tax exchange gains in 2005 of $423 million compared to losses in 2004 of $391 million (see page 52 for a discussion of the company's program to manage currency risk and Note 2 to the Consolidated Financial Statements). The company records royalty revenues related to its licensees for Cozaar®/Hyzaar® in Other income. Royalty income related to these products was $747 million and $675 million in 2005 and 2004, respectively. Equity in the earnings of affiliates increased $147 million over 2004, primarily due to the absence of a $150 million elastomers antitrust litigation charge in the DDE joint venture recorded in 2004 (discussed in detail in Note 24 to the Consolidated Financial Statements).

2004 versus 2003    Other income decreased $79 million in 2004. This reduction is primarily due to a $257 million increase in net pre-tax exchange losses and a loss of $49 million for equity affiliates as a result of the $150 million charge to provide for the company's share of anticipated losses associated with elastomers antitrust litigation. These losses were largely offset by a $118 million increase in interest income, $50 million of which was attributable to the reversal of accrued interest related to certain prior year tax contingencies, and a $102 million increase in royalty income associated with Cozaar®/Hyzaar®.

(Dollars in millions)	2005	2004	2003

COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$19,701	$20,416	$20,759
As a percent of Net sales	74%	75%	77%

2005 versus 2004    Cost of goods sold and other operating charges (COGS) for the year 2005 was $19.7 billion, a decrease of $715 million from the prior year. 2005 COGS includes a $160 million hurricane charge. 2004 COGS included a $108 million litigation charge related to PFOA and a charge of $118 million related to elastomers antitrust litigation (see Note 24 to the Consolidated Financial Statements). As a percent of sales, COGS was 74 percent in 2005 versus 75 percent in 2004. The improvement principally reflects the sale of INVISTA, which had higher COGS in relation to sales than the rest of the company, partly offset by raw material costs that escalated at a higher rate than the increases in selling prices. A modestly favorable effect of currency translation offset a small decrease in sales volumes.

2004 versus 2003    COGS declined $343 million. As a percent of Net sales, COGS was down 2 percentage points. The decrease relative to sales reflects a significant benefit from portfolio changes, principally the sale of INVISTA, which had higher COGS in relation to sales than the rest of the company. COGS as a percent of sales also improved due to higher local selling prices and increased sales volumes with higher gross margins due to improved operating rates, lower plant operating costs, and higher manufacturing yields. The currency impact from the weaker USD also had a positive impact as its benefit to sales exceeded its concurrent increase in COGS. The positive factors discussed above were partly offset by increased litigation charges and significantly higher raw material costs.

(Dollars in millions)	2005	2004	2003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,223	$3,141	$3,067
As a percent of Net sales	12%	11%	11%

2005 versus 2004    Selling, general and administrative (SG&A) expenses increased $82 million and one percentage point as a percent of sales. The increase as a percent of sales reflects the absence of INVISTA that had lower selling expenses as a percent of sales compared to the rest of the company.

2004 versus 2003    SG&A expenses increased $74 million or 2 percent. The increase principally reflects higher spending for strategic growth initiatives, particularly in Agriculture & Nutrition, the impact of currency translation, and the impact of consolidating the DDE joint venture. These increases were partly offset by cost reduction programs and the sale of INVISTA in April 2004.

(Dollars in millions)	2005	2004	2003

RESEARCH AND DEVELOPMENT EXPENSE	$1,336	$1,333	$1,349
As a percent of Net sales	5%	5%	5%

Research and development expense as a percent of sales remained constant over the three-year period. Spending in 2005 reflects increases across most segments, offset by the absence of spending in Textiles & Interiors after April 30, 2004. The company continues to support a strong commitment to research and development as a source of sustainable growth, and expects research and development funding to remain at about the same level in 2006.

(Dollars in millions)	2005	2004	2003

INTEREST EXPENSE	$518	$362	$347

2005 versus 2004    Interest expense increased $156 million in 2005 compared to 2004 primarily due to an increase in the average interest rates from 3.46 percent to 4.60 percent. Average borrowings were 3 percent higher in 2005.

2004 versus 2003    2004 Interest expense was $15 million higher than 2003. This increase reflects the impact of higher average debt levels, partly offset by lower average interest rates.

(Dollars in millions)	2005	2004	2003

EMPLOYEE SEPARATION ACTIVITIES AND ASSET IMPAIRMENT CHARGES	$(13)	$411	$(17)

2005 Activities

The company did not institute any restructuring programs in 2005. A benefit of $13 million was recorded in the fourth quarter to reflect changes in estimates related to employee separations that were implemented in earlier years. Cost reductions associated with prior year plans were realized in 2005; however, these savings were offset by other cost increases. Additional details related to these previously announced employee separation programs are contained in Note 4 to the Consolidated Financial Statements.

2004 Activities

The company initiated actions in 2004 to ensure its global competitiveness as a more focused, science-based company. The company recorded a net charge of $411 million in 2004 related to employee separation costs and asset impairment charges. This included $302 million to provide severance benefits for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities. Essentially all of these employees were separated as of December 31, 2005. These staff reductions affected essentially all segments. The company also recorded a benefit of $12 million in 2004 resulting from changes in estimates for prior years' restructuring programs. In addition, the company recorded impairment charges of $121 million in 2004 which included: $27 million to reflect an other than temporary decline in the value of an investment security; $23 million related to the shutdown of U.S. manufacturing assets; $42 million related to the write down of certain European manufacturing assets; and $29 million to write off abandoned technology.

In the aggregate, payments from operating cash flows to terminated employees total about $300 million. Approximately 44 percent of these cash outlays were made in 2004 with another 45 percent made in 2005. The remainder will be paid in 2006 and thereafter. Annual pretax cost savings of about $225 million per year are associated with the restructuring plan. About 40 percent was realized in 2004 and essentially all the remaining savings in payroll costs were realized in 2005. Over 50 percent of the savings associated with the staff reductions are reflected in Selling, general and administrative expenses, approximately 30 percent in COGS and other operating charges, and the balance in Research and development expense.

  2003 Activities

The company did not institute any restructuring programs in 2003. A benefit of $17 million was recorded in 2003 to reflect changes in estimates related to employee separations that were implemented in earlier years.

(Dollars in millions)	2005	2004	2003

SEPARATION ACTIVITIES–TEXTILES & INTERIORS	$(62)	$667	$1,620

On April 30, 2004, the company sold a majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch. During 2005, the company sold its investments in three affiliated companies to Koch and its investment in a fourth affiliated company to its equity partner. In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all of the net assets of Textiles & Interiors.

In 2005, the company recorded a net benefit of $62 million resulting from divestiture activities. The company's transfer of its interest in the affiliates to Koch resulted in a gain of $35 million. The sale of two of these affiliates had been delayed until the company received approval from its equity partners. Although the transfer of these affiliates completes the sale to Koch, the company will have significant continuing involvement with INVISTA as a result of long-term purchase and supply contracts and a long-term contract manufacturing agreement in which INVISTA will manufacture and supply certain products for the company. In addition, the company indemnified Koch against certain liabilities, primarily related to taxes, legal matters, environmental matters, and representations and warranties (see Note 24 to the Consolidated Financial Statements). The company's total indemnification obligation for the majority of the representations and warranties can not exceed approximately $1.4 billion. The company also recorded a gain of $29 million in 2005 related to the sale of the company's investment in another equity affiliate and $2 million of other charges associated with the separation. Net cash proceeds from these transactions totaled $135 million. See Note 5 to the Consolidated Financial Statements for information regarding the charges that were recorded in 2004 and 2003.

At September 30, 2003, the company reclassified to assets held for sale the INVISTA related assets. Upon reclassification the company ceased depreciation and amortization of these assets which improved earnings by approximately $0.10 in 2004 and $0.07 in 2003.

(Dollars in millions)	2005	2004	2003

GOODWILL IMPAIRMENT–TEXTILES & INTERIORS	–	–	$295

In 2003, in connection with the pending sale of INVISTA, the company was required to test the related goodwill for recoverability. This test indicated that the carrying value of goodwill exceeded fair value, and accordingly, the company recorded an impairment charge of $295 million to write-off all of the goodwill associated with INVISTA. This write-off was based on an estimate of fair value as determined by the negotiated sales price of the INVISTA net assets.

(Dollars in millions)	2005	2004	2003

NONOPERATING GAIN	–	–	$62

In 2003, the company recognized a $62 million gain associated with the formation of a majority-owned venture, The Solae Company, with Bunge Limited. See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2005	2004	2003

PROVISION FOR (BENEFIT FROM) INCOME TAXES	$1,468	$(329)	$(930)
Effective income tax rate	41.3%	(22.8)%	(650.3)%

In 2005, the company recorded a tax provision of $1,468 million which included $483 million of tax expense on exchange gains associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations and $292 million of tax expense related to the repatriation of $9.1 billion under The American Jobs Creation Act of 2004 (AJCA). AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations provided that repatriated cash from such accumulated earnings is reinvested in the U.S. pursuant to a domestic reinvestment plan.

In 2004, the company recorded significant tax benefits which principally included $360 million on exchange losses in connection with the company's foreign currency hedging program, $320 million related to the separation of Textiles & Interiors, $160 million primarily related to agreement on certain prior year audit issues previously reserved, and $137 million resulting from recording deferred tax assets in two European subsidiaries for tax basis investment losses recognized on local tax returns. These tax benefits were partly offset by net tax expense on other operating results.

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

The company's current estimate of the 2006 effective income tax rate is about 26 percent, excluding tax effects of exchange gains and losses which cannot be reasonably estimated at this time.

(Dollars in millions)	2005	2004	2003

MINORITY INTERESTS IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	$37	$(9)	$71

Minority interests in earnings of consolidated subsidiaries in 2005 reflects earnings in the first half of 2005 for DDE and the absence of minority interests in subsidiaries transferred to Koch. Minority interests in losses of consolidated subsidiaries in 2004 reflect the consolidation of DDE as a VIE in April 2004. 2003 includes expenses associated with the redemption of corporate minority interest structures.

(Dollars in millions)	2005	2004	2003

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	–	–	$(29)

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

(Dollars in millions)	2005	2004	2003

NET INCOME	$2,053	$1,780	$973

2005 versus 2004    Net income for 2005 increased 15 percent over 2004. 2005 Net income reflects higher selling prices which essentially offset record increases in raw material costs and higher fixed costs. In addition, 2005 results include significant hurricane related charges as well as tax expenses associated with the repatriation of cash under the AJCA. In contrast, 2004 results were adversely affected by even greater charges resulting from a corporate restructuring program, losses on the separation of Textiles & Interiors, and charges for certain elastomers antitrust matters and litigation related to PFOA.

Earnings per share were $2.07 in 2005 versus $1.77 in 2004, a 17 percent increase. This includes a 2 percentage point benefit from lower shares outstanding resulting from the accelerated share repurchase program.

2004 versus 2003    Net income for 2004 was $1,780 million compared to $973 million for 2003. Higher Net income reflects higher sales volumes, higher local currency prices and currency benefit from the weaker USD. In addition, cost improvement efforts helped to offset general inflation in operating costs and higher planned spending for growth initiatives. Net income increased despite significantly higher raw material costs. Earnings per share were $1.77 in 2004 versus $0.96 in 2003.

Corporate Outlook

The company anticipates record-high energy costs and increasing competitive pressures in 2006. Accordingly, the company plans to accelerate execution of its growth strategies by intensifying market-driven research and development efforts, expanding in higher-growth markets, and implementing numerous productivity measures. Management believes that raw material costs will be higher than those of 2005, as oil and U.S. natural gas prices are expected to be above 2005 average levels. While the 2006 rate of global GDP and industrial production growth is forecast to continue at or near 2005 levels, growth by industry will be mixed, with flat to slower growth expected in motor vehicle and residential construction related markets, and somewhat stronger growth in commercial construction. In addition, the value of the USD is forecast to be stronger than the 2005 average, adversely affecting the results of the company's operations outside of the U.S. On the positive side, the company expects that its 2006 costs for pensions and other postretirement benefits will be lower than those for 2005. Based on these expectations, management estimates that earnings per share will be about $2.60 in 2006, with Net sales of about $28 billion.

Accounting Standards Issued Not Yet Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation." DuPont voluntarily adopted the SFAS No. 123 fair value based method of accounting on January 1, 2003, for share-based payment transactions with employees. SFAS No. 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. This statement becomes effective for the company beginning in the first quarter of 2006. The company will use the modified prospective method and will continue to use the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards. Based on the company's evaluation, the adoption of SFAS No. 123R is not expected to have a material effect on the company's financial position, liquidity or results of operations.

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

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, pension and other postretirement benefit obligations, income taxes, restructuring reserves, environmental matters, and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time, and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represent some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other postretirement benefit plans. Management reviews these two key assumptions at least annually. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis, and to the extent that such differences exceed 10 percent of the greater of the plan obligations or the applicable plan assets, the excess is amortized over the average remaining working life of current employees.

About 83 percent of the company's benefit obligation for pensions and essentially all of the company's other postretirement benefit obligations are attributable to the benefit plans in the U.S. The company utilizes published long-term high quality bond indices to determine the discount rate at the measurement date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy and projections of inflation over the long-term period during which benefits are payable to plan participants.

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than their fair value. Accordingly, there tends to be a lag in recognition of changes in market valuation. As a result, changes in the fair market value of assets is not immediately reflected in the company's calculation of net pension cost. The market-related value for the principal U.S. pension plan was $15.9 billion and $13.6 billion at December 31, 2005 and 2004, respectively. The corresponding fair value was $16.6 billion and $15.2 billion at December 31, 2005 and 2004, respectively. For other plans, pension expense is typically determined using the fair value of assets.

The fair value of assets in all pension plans was $20 billion at December 31, 2005, and the related projected benefit obligations were $23 billion. In addition, obligations under the company's unfunded other postretirement benefit plans were $4 billion at December 31, 2005.

The following table highlights the potential impact on the company's pretax earnings due to changes in certain key assumptions with respect to the company's pension and other postretirement benefit plans, based on assets and liabilities at December 31, 2005:

(Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease

Discount rate	$82	$(88)
Expected rate of return on plan pension assets	92	(92)

Additional information with respect to pension and other postretirement employee expenses, liabilities, and assumptions is discussed under Long-term Employee Benefits beginning on page 45.

ENVIRONMENTAL MATTERS

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites, and the number of and financial viability of other PRPs. The company has recorded a liability of $343 million on the Consolidated Balance Sheet as of December 31, 2005; these accrued liabilities exclude claims against third parties and are not discounted.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to two to three times the amount accrued. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as the Superfund), RCRA and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations, and could, among other things, impose liability on the company for cleaning up the damage resulting from company-generated waste disposal. Over the next two decades, the company could incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs. Therefore, it is difficult to develop accurate estimates of future site remediation costs. A detailed discussion of environmental matters is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, beginning on page 47.

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

Deferred income taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations these changes could be material.

At December 31, 2005, the company had a net deferred tax asset balance of $748 million, net of valuation allowance of $1,363 million. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets. During 2006, it is reasonably possible that valuation allowances related to the deferred tax assets of certain foreign subsidiaries estimated to be about $200 million will be reversed if improved business performance in those subsidiaries is sustained. This potential valuation allowance reversal is not reflected in the company's current estimate of the 2006 effective income tax rate of about 26 percent.

At December 31, 2005, the company had deferred tax assets for tax loss and tax credit carryforwards, net of valuation allowances of $1,086 million. Of this amount, $878 million has no expiration date, $20 million expires after 2005 but before the end of 2010, and $188 million expires after 2010.

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

Segment Reviews

Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles. A reconciliation of segment sales to consolidated Net sales and segment PTOI to Income before income taxes and minority interests for 2005, 2004 and 2003 is included in Note 31 to the Consolidated Financial Statements.

AGRICULTURE & NUTRITION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	$6.4	$862
2004	6.2	769
2003	5.5	671

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

Agriculture & Nutrition includes the company's wholly owned subsidiary, Pioneer, which is the world's leading seed brand and the world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and soybean seed. In 2005, farmers in North America demonstrated a preference for corn hybrids containing biotechnology traits and Pioneer had limited supplies of these products. As a result, corn market share in North America declined. In soybeans, Pioneer increased market share in key segments supported by strong product performance. Pioneer benefited from the global launch of 26 new soybean varieties and 95 new Pioneer® brand corn hybrids that include new combinations of corn borer, corn rootworm and weed management traits highlighted by the expansion of the Herculex®1 family of traits.

Agriculture & Nutrition also serves the global production agriculture industry with crop protection products in the grain and specialty crop sectors, forestry, and vegetation management. Principal crop protection products are herbicides, fungicides, insect control products and plant growth regulators. Sales of crop protection products increased slightly, with the most significant growth in insecticides, specifically in specialty crops in Latin America and cereals in Europe. The segment also continued to strengthen its global position in products for cotton due to its broad array of offerings, expanded its presence in fruit and vegetable specialty markets and continues to expand product offerings in the professional pest control market.

Agriculture & Nutrition also serves the specialty food ingredients market, including soy proteins and lecithins through its majority-owned venture with Bunge Limited, The Solae Company. Sales from these products declined modestly in 2005, primarily due to reduced sales in parts of Europe and Asia Pacific.

2005 versus 2004    Sales of $6.4 billion increased 2 percent reflecting 4 percent higher USD selling prices and 2 percent lower volumes. Higher selling prices reflect a richer mix in corn and soybean seed. Volume declines were driven by lower corn seed sales in North America and specialty food ingredients partially offset by increases in the sale of soybeans, insecticides in Latin America and herbicides for cereals in Europe. During the year approximately 160 new products and product applications were introduced.

2005 PTOI was $862 million versus $769 million in 2004, up 12 percent. The improvement in 2005 PTOI reflects higher USD selling prices partially offset by lower volumes and higher raw material costs. 2004 results also included restructuring charges of $34 million. In addition, during 2005 the segment continued to increase research spending and drive productivity improvements while managing overall fixed costs to a level consistent with 2004.

2004 versus 2003    Sales of $6.2 billion increased 14 percent reflecting 7 percent higher selling prices, 4 percent higher volumes, and a 3 percent benefit resulting from the formation of The Solae Company and the acquisition of the remaining interest in Griffin LLC. Higher selling prices were driven by a richer mix in corn and soybean seed, reflecting the success of the 2004 technology offering. Volume growth was driven by higher corn sales throughout all regions as well as increased soybean sales in the Northern Hemisphere, higher sales of insecticides in Asia Pacific and higher worldwide sales of soy-based products.

2004 PTOI was $769 million versus $671 million in 2003, up 14 percent. The improvement in 2004 PTOI reflects higher selling prices and higher sales volumes, partly offset by higher raw material costs. 2004 results also included restructuring charges of $34 million, whereas 2003 included a benefit of $64 million, principally related to the formation of The Solae Company.

Outlook    In 2006, the segment is anticipating modest earnings growth through a continued focus on providing value to its customers. Pioneer expects to increase its corn value offerings, including stacked traits and seed treatments in the U.S. and Canada, and grow corn volumes in key international markets. Pioneer also expects continued market share gains in key soybean markets including the U.S., Canada and Brazil. The segment's introduction of new crop protection products is projected to drive volume gains. Segment margins will be challenged by an expected acre shift from corn to lower margin soybeans along with higher raw material costs and continued investments in research, which will drive long-term profitability.

1
Registered Trademark of Dow AgroSciences LLC

Technology will continue to play an important role for Agriculture & Nutrition. Pioneer will build on their global product offerings with the addition of 20 new soybean varieties and 90 new Pioneer® brand corn hybrids. In late February, 2006, DuPont announced an agreement with Syngenta to acquire certain crop protection product rights and to sell an exclusive license to technology, on which a gain is expected to be recognized in the first half of 2006.

COATINGS & COLOR TECHNOLOGIES

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	$6.2	$564
2004	6.0	718
2003	5.5	735

Coatings & Color Technologies is one of the world's leading automotive coatings suppliers and the world's largest manufacturer of titanium dioxide white pigments. Products offered include high performance liquid and powder coatings for automotive OEMs, the automotive aftermarket (known as refinish), and general industrial applications, such as coatings for bridges, windmills, heavy equipment, pipes and appliances. The company markets its refinish products using the DuPont™, Standox®, Spies Hecker®, and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end refinish markets, while Nason® is primarily focused on economy coating applications. The segment's broad line of DuPont™ Ti-Pure® titanium dioxide products, in both slurry and powder form, serve the coatings, plastic, and paper industries. The segment also offers specialty products for ink jet digital printing including pigment and dye based inks and the DuPont™ Artistri™ printing systems for textiles. Specialty products include adhesive bonding and electrical insulation.

The key markets in which Coatings & Color Technologies operates continued to grow in 2005, with more significant growth in the Latin America and Asia Pacific regions. A key driver of the segment's sales growth in 2005 was the successful implementation of global price increases, most notably, for titanium dioxide white pigment and refinish products. Global demand for titanium dioxide white pigment remained consistent with 2004 levels. Sales volumes for major global producers of titanium dioxide white pigment declined by approximately 4 to 6 percent, while volumes increased for small producers in China, India, and Eastern Europe which generally provide lower performance and lower price products. During the first half of the year, the company's market share grew slightly; however, share in the second half declined as a result of hurricane damage to the company's DeLisle plant.

Sales for refinish products grew in all regions, most notably in the U.S., Europe, and Latin America. While the OEM market realized growth in Latin America, it was more than offset by declines in the U.S., Europe, and Asia Pacific. This reflects flat or lower North American and European builds of automobiles and light trucks. Powder coatings remained flat in Europe, while the demand in the U.S. and Latin America showed improvement. Worldwide sales in the specialty coatings, electrical insulation and metal coatings markets continued to improve, while adhesives remained flat.

2005 versus 2004    Sales of $6.2 billion were up 3 percent, reflecting 6 percent higher USD selling prices, partly offset by 3 percent lower volumes. Higher selling prices reflect concerted efforts within the segment to increase prices for the majority of its products as part of its efforts to offset the impact of higher raw material costs. Sales volumes were lower due to the DeLisle plant outage and the impact of lower global OEM automotive volumes. During the year approximately 360 new products and product applications were introduced.

PTOI in 2005 of $564 million decreased from $718 million in the prior year. Higher raw material costs and lower sales volumes negatively affected 2005 earnings. PTOI in 2005 includes a $116 million hurricane charge while 2004 included charges of $96 million for employee separation costs and an automotive refinish litigation settlement.

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

PTOI was $718 million in 2004, down slightly from $735 million in 2003. Higher sales volumes and local selling price increases essentially offset net charges totaling $60 million for employee separation costs and $36 million related to the automotive refinishes litigation settlement (see Note 24 to the Consolidated Financial Statements). Higher raw material, energy, and product distribution costs reduced PTOI by approximately $35 million. Higher fixed costs were largely driven by currency translation rates in the coatings businesses, and by spending for growth initiatives in the titanium dioxide business.

Outlook    The segment expects to increase sales modestly in 2006, while taking actions to improve profitability. Critical to improving the segment's profitability is the sustainability of price increases to offset higher raw materials and other costs and the successful restoration of full operations at the DeLisle titanium dioxide plant. Industry demand for titanium dioxide is expected to remain strong sustaining continued high capacity utilization. Competitive conditions in the global coatings industry will continue to provide a challenging operating environment in 2006. Modest growth is expected for refinish markets on flat volumes in mature economies while strong growth is expected to continue in emerging markets. Profitability of coatings sold to OEM producers is highly dependent upon volume at specific plants the company services. U.S. and European 2006 automotive builds are expected to be essentially flat with 2005 levels, with moderate growth in Asia Pacific.

ELECTRONIC & COMMUNICATION TECHNOLOGIES

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	$3.5	$532
2004	3.3	192
2003	2.9	183

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

Electronic & Communication Technologies is the market leader in flexographic printing and color communication serving the packaging and commercial printing industries. Its offerings include DuPont™ Cyrel® and Cyrel®FAST™ flexographic printing systems, as well as color communication systems, including DuPont™ WaterProof®, Cromalin®, and Dylux®. Cyrel®FAST™ is the only solvent-free thermal flexographic platemaking technology commercially available. This technology is helping to offset the continuing decline in the analog proofing technology market.

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

Electronic & Communication Technologies leverages DuPont's strong materials and technology base to target growth opportunities in electronics, fluoropolymers, fluorochemicals, packaging graphics, and color communication. In semiconductor fabrication, packaging, and interconnect, the segment is extending and broadening its portfolio of materials to address critical needs in the industry, e.g., chemical mechanical planarization and embedded passives. In the rapidly growing market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment is developing new innovative technologies for liquid crystal displays, such as thermal color filters, while continuing to invest in developing materials technologies for organic light-emitting diode (OLED) displays and field emission displays. In packaging graphics, products such as Cyrel®FAST™ have rapidly grown, solidifying the segment's market leadership position. In fluoropolymers and fluorochemicals, the segment continues to pursue product renewal innovations such as next generation refrigerants, while broadening the scope of applications into high growth areas such as limited combustible cable and photovoltaics. The company's research efforts on long-term growth opportunities such as fuel cells are showing solid technical progress, although commercial applications are not expected to advance for several years.

2005 versus 2004    Sales of $3.5 billion increased about 7 percent, on 6 percent higher USD prices, and a 1 percent improvement in volume. Price improvements reflect higher prices, primarily for fluorochemicals. Higher volumes reflect increased demand primarily for fluoroproducts and electronic materials partly offset by the divestiture of the remaining interest in DuPont Photomasks, Inc. Sales growth was strongest outside the U.S. During the year, approximately 220 new products and product applications were introduced.

PTOI in 2005 was $532 million, which included a gain of $48 million on the sale of the company's remaining interest in DuPont Photomasks, Inc. versus $192 million last year. 2004 included net charges of $108 million for PFOA litigation (see Note 24 to the Consolidated Financial Statements) and $67 million for employee separation costs and asset impairment charges. Earnings growth in 2005 also resulted from improved pricing, modest demand improvement and continued productivity gains.

2004 versus 2003    Sales of $3.3 billion increased 13 percent on 10 percent higher volumes and 3 percent higher USD selling prices. Higher volumes reflect a significant increase in demand for electronic materials, fluoropolymers, and refrigerants. Sales outside the U.S. grew 24 percent with sales in Asia Pacific up 36 percent.

PTOI in 2004 was $192 million versus $183 million in 2003. In 2004, PTOI includes net charges of $67 million for employee separation costs and asset impairment charges, and $108 million for PFOA litigation. These charges were offset by earnings improvements resulting principally from higher volumes, productivity improvements, and targeted pricing actions throughout 2004.

Outlook    In 2006, modest revenue and earnings growth is expected for the segment. Earnings in 2006 will benefit from new product introductions, targeted pricing actions to offset energy related raw material cost increases, and continued focus on fixed cost control. This segment manufactures products that could be affected by uncertainties associated with PFOA. See the discussion on Page 49 under the subheading PFOA.

PERFORMANCE MATERIALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	$6.8	$523
2004	6.6	295
2003	5.4	410

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

The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, electronics, packaging, construction, and consumer durable goods.

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

In 2004, the segment expanded its operations in China adding compounding capacity in both Shenzhen and Shanghai, and completed the shutdown of one of its production facilities in the Netherlands, relocating some of the assets to higher growth regions.

On June 30, 2005, DuPont completed a transaction with Dow related to DDE, a 50/50 joint venture. Dow acquired from DDE certain assets related to the Engage®, Nordel® and Tyrin® businesses. Upon the completion of this transaction, the remaining elastomers business became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC. For some time, the company had been evaluating both its response to a long-term declining demand for the neoprene products and the anticipated capital investment requirements at the Louisville, Kentucky facility. The company now plans to consolidate production at its upgraded LaPlace, Louisiana, facility by the end of March 2007 at which time neoprene production will cease at the Louisville site. In 2005, the company recorded a restructuring charge of $34 million, reflecting severance and related costs for approximately 275 employees. Annual cost reductions related to ceasing neoprene production at Louisville and consolidating production at LaPlace are expected to offset reduced revenue related to declining demand. Cash payouts of $25 million are largely expected to be paid in 2007 (see Note 13 to the Consolidated Financial Statements for further discussion of these matters).

2005 versus 2004    Sales of $6.8 billion were 2 percent higher than 2004, reflecting 8 percent higher USD selling prices, partly offset by 6 percent lower sales volumes. Sales volumes declined due to the business interruption caused by the hurricanes, the aforementioned change in the elastomers business and exiting the DMT business, pricing actions to improve mix and margins, and lower demand from markets tied to motor vehicle production in the United States and Europe.

Excluding sales from the businesses transferred to Dow of $386 million and $536 million from the years 2005 and 2004, respectively, segment sales were up 4 percent, reflecting 8 percent higher USD selling prices and 4 percent lower volume. During 2005, approximately 180 new products and product applications were introduced.

PTOI was $523 million compared to $295 million in 2004. 2005 PTOI includes $47 million in operating income related to certain elastomers assets sold and a $25 million gain on the sale of these assets. 2005 PTOI also reflects a charge of $17 million related to hurricane damage and a $34 million charge related to the aforementioned plans for the Louisville and LaPlace sites. In 2005, higher selling prices partly offset substantial increases in raw materials costs and the impact of the hurricanes on supply and production. 2004 PTOI includes $268 million in elastomers antitrust litigation charges (see Note 24 to the Consolidated Financial Statements) and $67 million in employee separation activities and asset impairment charges.

2004 versus 2003    Sales of $6.6 billion were 23 percent higher than 2003, reflecting 9 percent volume growth driven by strong demand in the automotive, electronics, packaging and construction markets. In addition, 2004 results reflect higher sales of films in Asia Pacific and packaging polymers in Europe, as well as an 8 percentage point benefit from consolidation of DDE in April 2004 and a 6 percent increase in USD selling prices.

PTOI was $295 million, down 28 percent from $410 million in 2003. The reduction in earnings reflects, in part, $268 million for elastomers antitrust matters, $67 million for employee separation activities and asset impairment charges, and higher costs for raw materials, principally those derived from oil and natural gas. These cost increases were largely offset by the benefit from higher sales volumes and USD selling prices.

Outlook    U.S. and European 2006 automotive builds are expected to be essentially flat with 2005 levels, with moderate growth in Asia Pacific. Global packaging market growth is expected to remain at current levels. The residential construction market in North America is expected to soften versus 2005 and it is anticipated that the electrical and electronics markets will continue to improve. Performance Materials expects to overcome the absence of sales related to certain elastomers assets sold and realize continued revenue growth in 2006. PTOI is expected to increase, benefiting from higher revenue, price increases, improved fixed cost performance, and customer-driven innovations for products and processes. The level of earnings improvements in 2006 will depend on offsetting the continued high hydrocarbon related raw materials costs with price increases and further productivity gains.

PHARMACEUTICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	–	$751
2004	–	681
2003	–	571

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These AIIA drugs were discovered by DuPont and developed in collaboration with Merck and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receives royalties and net proceeds as outlined in these licenses and related agreements. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

In September 2002, the U.S. Food & Drug Administration (FDA) approved Cozaar® to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy (hereafter referred to as the RENAAL study). Through 2005, approvals based on the RENAAL study have been granted in 53 countries, with further approvals pending.

The Losartan Intervention For Endpoint reduction in hypertension study (LIFE) results were reported and published in March 2002 at the annual meeting of the American College of Cardiology. The study found that use of Cozaar® significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy (LVH) compared to the beta-blocker atenolol. In March 2003, the FDA approved Cozaar® as the first and only hypertensive medicine to reduce the risk of stroke in patients with hypertension and LVH. In total, 62 countries have granted regulatory licenses to Cozaar® based on the LIFE study. In 2005, the FDA approved Hyzaar® to reduce the risk of stroke based on the LIFE study.

The FDA granted a new indication for Hyzaar® in 2004 for use in patients with severe hypertension. This fixed dose combination is not indicated for initial therapy of hypertension, except when the hypertension is severe enough that the value of achieving prompt blood pressure control exceeds the risk of initiating combination therapy in these patients. In 2005, Hyzaar® 100-12.5 mg tablets were introduced offering a new treatment alternative for doctors with patients whose blood pressure is not adequately controlled by Cozaar® 100 mg alone.

Outlook    DuPont and Merck continue to support Cozaar® and Hyzaar® with clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar®/Hyzaar® collaboration to continue to be an important contributor to earnings until the U.S. patents expire in 2010. Thereafter, earnings are expected to decline significantly.

SAFETY & PROTECTION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	$5.2	$980
2004	4.7	837
2003	4.1	805

Safety & Protection satisfies the growing global needs of businesses, governments and consumers for solutions that make life safer. By uniting market-driven science with the strength of highly-regarded brands such as Kevlar®, Tyvek® and Nomex®, Safety & Protection has built a unique presence in the marketplace since its inception in 2002.

The segment serves a large number of customers in markets that range from construction, transportation, communications, industrial chemicals, oil, gas, and manufacturing to defense, homeland security, and safety consulting. In addition to serving its existing customer base, the segment is investing in the future by going where the growth is. The segment's growth initiatives are a response to critical needs to help people feel safe at home and at work, to assist the government, military and law enforcement and to preserve and protect the environment. These initiatives include building innovations, personal protection, clean and disinfect, consumer safety, government solutions, environmental solutions, and safety consulting services. Additionally, Safety & Protection works closely with businesses across the company, in areas like automotive safety and food safety, to provide seamless access to products and technology.

In 2005, Safety & Protection continued to integrate its products to better meet the needs of the construction industry. This approach brings together brands such as Corian® and Zodiaq® with new applications in Tyvek®, Kevlar® and SentryGlas® to improve building interiors and building envelope systems.

Safety & Protection assembled an integrated systems approach to help protect the global food supply in the event of an avian flu pandemic. The multi-level approach includes special protective apparel, clean and disinfect chemicals and safety management solutions.

The segment's aramid fiber materials helped launch the world's largest commercial jetliner, the Airbus A380. A host of the company's products, including Kevlar® and Nomex®, provided weight savings, strength, and durability as well as helped meet stringent safety standards. Kevlar®, Nomex® and Tyvek® continue to hold strong positions in the personal and life protection markets due to the strong demand for military body armor and for personal protective gear in the oil & gas industry and in emerging regions. Refinery solutions offerings experienced growth in 2005 and successfully started up its first unit providing on-site sulfuric acid regeneration service.

Current offerings to the government include secure environmental treatment systems, use of SentryGlas® Plus interlayers in bomb-blast resistant windows, use of Tyvek® HomeWrap™ and Corian® for military housing, and expanded use of Kevlar® focusing on military ballistic, vehicle uparmoring and other applications. An ongoing concern with homeland security continues to benefit the segment with increased orders for emergency response, military, law enforcement and firefighting apparel. Global demand for products that prevent disease and improve productivity in the food, health care and industrial markets continue to create growth opportunities for the segment's clean and disinfect offerings.

Safety & Protection led efforts to improve workplace safety through its consulting services, which experienced growth in all regions. One important initiative was the DuPont-inspired World Safety Declaration, the first-ever agreement by industry to improve workplace safety globally.

2005 versus 2004 Sales of $5.2 billion were up 11 percent, due to 6 percent higher selling prices and 5 percent higher volumes. The segment's aramids fibers and safety consulting offerings primarily drove revenue growth. Segment sales were negatively affected during the last four months of the year by the hurricanes, particularly in the aniline and acrylonitrile product lines. The Latin America and Asia Pacific regions experienced higher-than-average sales growth in 2005. During the year, approximately 200 new products and product applications were introduced.

PTOI in 2005 was $980 million, up 17 percent from $837 million in the prior year. 2005 includes a charge of $27 million related to hurricane costs and a $31 million gain from the sale of a non-core asset. This net benefit, along with strong earnings growth from aramid fibers and safety consulting helped increase the segment's PTOI. Pricing momentum continued within the segment during 2005, but was offset by higher raw material and transportation costs. 2004 includes charges of $70 million for employee separation activities and the impairment of certain European manufacturing assets.

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

PTOI in 2004 was $837 million, up 4 percent from $805 million in the prior year. 2004 includes charges of $70 million for employee separation activities and the impairment of certain European manufacturing assets. These charges were more than offset by improvements resulting from higher volumes and the weaker USD. Higher local selling prices were offset by the negative effect of higher raw material costs and ongoing investment and growth.

Outlook    Safety & Protection will continue to drive growth in its product lines globally with the strength of its brands. U.S. and global demand for aramids is expected to remain strong. Continued U.S. and local level homeland security funding is expected during 2006 and will support growth in personal protective systems. The construction, personal protection, medical packaging and medical fabrics market segments are expected to grow during the year. Margins are likely to be pressured by energy and transportation related costs and competition. Overall, Safety & Protection expects continued revenue growth and moderate earnings growth in 2006 based on continued market penetration, the introduction of new products and technologies, and continued investment in its growth initiatives. This segment manufactures products that could be affected by uncertainties associated with PFOA. See the discussion on Page 49 under the subheading PFOA.

TEXTILES & INTERIORS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)

2005	N/A	N/A
2004	$3.3	$(515)
2003	6.9	(1,892)

On April 30, 2004, the company sold INVISTA to Koch for $3,844 million, except for the transfer of certain equity affiliates. Additional details regarding Textiles & Interiors are contained in Note 5 to the Consolidated Financial Statements. In 2005, financial transactions related to the remaining assets of Textiles & Interiors are reported in Other.

2004 versus 2003 Sales of $3.3 billion were 53 percent lower than the prior year, principally due to the sale of INVISTA on April 30, 2004. PTOI was a loss of $515 million in 2004, including $667 million in separation charges. 2003 PTOI was a loss of $1,892 million primarily associated with the planned separation of INVISTA.

OTHER

The company combines the results of its developmental and nonaligned businesses under Other. Developmental businesses include bio-based materials and other growth initiatives. Bio-based materials develops and commercializes novel materials with superior functionality that offer significant growth potential. DuPont partnered with Tate & Lyle PLC to produce Bio-PDO™, the key building block for DuPont™ Sorona® polymer, using a proprietary fermentation and purification process based on corn sugar. This bio-based method uses less energy, reduces emissions and employs renewable resources in contrast to traditional petrochemical processes. The first commercial-scale plant to manufacture Bio-PDO™ is planned to begin production in 2006. Research and development focuses on developing high-performance bio-based materials to target long-term growth opportunities. Nonaligned businesses includes 2005 activities related to the remaining assets of Textiles & Interiors, and costs associated with Benlate® fungicide and other discontinued businesses. In the aggregate, sales in Other for 2005, 2004 and 2003 represent less than one percent of total segment sales.

2005 pretax losses were $78 million compared to a loss of $242 million in 2004. The improvement in 2005 reflects a net gain of $62 million relating to the disposition of four equity affiliates. The 2004 loss includes $94 million for employee separation activities, a $29 million charge to write off abandoned technology, and a $20 million benefit from insurance proceeds related to Benlate® litigation.

2004 PTOI was a loss of $242 million versus a loss of $220 million in 2003. The 2004 loss includes $94 million for employee separation activities, a $29 million charge to write off abandoned technology, and a $20 million benefit from insurance proceeds related to Benlate® litigation. The 2003 loss includes $78 million in charges associated with Benlate® litigation net of insurance proceeds.

Liquidity & Capital Resources

The company's liquidity needs can be met through a variety of independent sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales. The company's relatively low long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets.

In October 2005, Standard & Poor's (S&P), Moody's Investors Service (Moody's), and Fitch Ratings (Fitch) downgraded the company's long-term debt credit rating following the company's announced $5 billion share buyback program. The company's management expected this revision and believes that it will have a minimal impact on the company's borrowing costs and ability to access capital markets. The credit rating agencies left the company's short-term credit ratings at or near the highest rating levels. The company's long term (LT) and short term (ST) rating history at year end over the last three years follows:

	2005 LT/ST/Outlook	2004 LT/ST/Outlook	2003 LT/ST/Outlook
S&P	A/A-1/Stable	AA-/A-1+/Negative	AA-/A-1+/Negative
Moody's	A2/P-1/Negative	Aa3/P-1/Stable	Aa3/P-1/Stable
Fitch	A/F1/Stable	AA-/F1+/Stable	Not Rated

The company's liquidity, financial position and flexibility remain strong and management considers this strength to be a competitive advantage. This advantage is based on strong business operating cash flows over an economic cycle, and a commitment to cash discipline regarding working capital, capital expenditures, and acquisitions. Pursuant to its cash discipline policy, the company seeks first, to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and Marketable debt securities balances of $1.9 billion and bank credit lines of $3.5 billion as of December 31, 2005, provide primary liquidity to support all short-term obligations. Secondary liquidity, sufficient to meet upcoming debt maturities, comes from excellent access to capital markets, strong cash flow generation and the ability to sell assets. Management believes that the company's ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $3.5 billion in "same day" credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.

(Dollars in millions)	2005	2004	2003

Cash provided by Operating Activities	$2,542	$3,231	$2,589

The company's Cash provided by operating activities was $2.5 billion in 2005, a $700 million decrease from the $3.2 billion generated in 2004. The year-over-year decrease principally reflects higher contributions to pension plans, primarily a $1 billion contribution to the principal U.S. pension plan. Changes in accounts receivable and inventories were modest. Working capital productivity measures of days sales outstanding, inventory days supply and days payable outstanding in 2005 were essentially flat versus 2004.

The company's Cash provided by operating activities was $3.2 billion in 2004, a $600 million increase from the $2.6 billion generated in 2003. The year-over-year increase was primarily the result of higher earnings in 2004. Cash provided by operations in 2003 was adversely impacted by an increase in accounts receivable primarily due to the termination of the company's accounts receivable securitization program.

(Dollars in millions)	2005	2004	2003

Cash (used for) provided by Investing Activities	$(602)	$1,936	$(3,375)

In 2005, cash was used for investing activities totaling $602 million compared to investing activities that provided cash of $1.9 billion in 2004. The primary difference was related to proceeds from the sale of assets, which were $312 million in 2005 compared to $3,908 million in 2004, the latter related principally to the sale of INVISTA (see Notes 5 and 27 to the Consolidated Financial Statements). In addition, in 2005, the settlement of forward exchange contracts issued to hedge the company's net exposure, by currency, related to monetary assets and liabilities resulted in the receipt of $653 million versus cash payments of $509 million in 2004. The cash inflow in 2005 was primarily related to the stronger USD while the payments in 2004 were primarily attributable to the weaker USD. These settlements were largely offset by revaluations of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statements of Cash Flows. Purchases of plant, property and equipment in 2005 totaled $1.3 billion, including $70 million to replace plant assets destroyed by the hurricanes.

Cash flows totaling $1.9 billion were provided by investing activities in 2004 as compared to cash used for investing activities in 2003. In 2004, proceeds from the sale of INVISTA were $3,840 million. These proceeds were partly offset by cash payments associated with the settlement of forward currency exchange contracts of $509 million and purchases of plant, property and equipment of $1.2 billion. Payments for businesses acquired in 2003 totaled $1.5 billion, primarily consisting of two acquisitions. In June and July 2003, the company acquired 66,704,465 shares in DuPont Canada from the minority owners for $1.1 billion. In May 2003, The Solae Company, a majority-owned subsidiary of the company, acquired 82 percent of Bunge Limited's Brazilian ingredients operation for $256 million, with the additional 18 percent acquired in the fourth quarter of 2003 for $44 million. In addition, in 2003, payments associated with the settlement of foreign exchange contracts were $631 million and purchases of plant, property and equipment were $1.7 billion (including $334 million of synthetic leases.)

The company expects 2006 purchases of plant, property and equipment to be between $1.4 and $1.6 billion, which includes $90 million for hurricane related capital expenditures.

(Dollars in millions)	2005	2004	2003

Cash (used for) provided by Financing Activities	$(2,851)	$(5,550)	$31

Changes in cash flows related to financing activities are principally related to the company's use of commercial paper and debt, the payment of dividends and share repurchase activity. Total debt at December 31, 2005, was $8.2 billion, an increase of $1.7 billion from December 31, 2004, primarily due to new borrowings to support the AJCA cash repatriation program and the $1 billion contribution to the principal U.S. pension plan, partially offset by repayments.

Total debt at December 31, 2004 was $6.5 billion, a decrease of $3.7 billion from December 31, 2003, primarily due to the use of proceeds from the sale of INVISTA to pay down commercial paper. Also, $255 million of the company's debt was assumed by Koch in the sale of INVISTA. At December 31, the company's commercial paper balance was $0, $584 million, and $4.4 billion for 2005, 2004 and 2003, respectively. In addition to changes in the level of debt, the mix of the company's debt also changed.

Commercial paper decreased $3.8 billion in 2004 over 2003 and in 2004 the company issued $1.4 billion of six- and ten-year notes. These notes essentially refinanced the $1.3 billion of maturing long-term notes due in 2004 and extended the company's maturity profile.

Dividends paid to common and preferred shareholders were $1.4 billion in 2005, 2004, and 2003. Dividends per share of common stock were $1.46 in 2005 and $1.40 in both 2004 and 2003. The common dividend declared in the first quarter 2006 was the company's 406th consecutive dividend since the company's first dividend in the fourth quarter 1904.

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2005, the company purchased 9.9 million shares at a cost of $505 million against this program, bringing the cumulative purchases against this program to 20.5 million shares at a cost of $962 million. Management expects to continue purchasing stock under this buyback plan to offset dilution from shares issued under employee compensation plans. However, management has not established a timeline for the buyback of the remaining stock under this program. In addition to the 2001 plan, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. On October 27, 2005, the company repurchased 75.7 million shares of DuPont's outstanding common stock for an aggregate purchase price of approximately $3.0 billion from Goldman Sachs under an accelerated share repurchase agreement, which is discussed in "Certain Derivative Instruments" under "Off Balance Sheet Arrangements." The company intends to execute the remaining $2 billion repurchase over the 12 months following the completion of the Accelerated Share Repurchase program in mid-2006, consistent with the company's cash discipline policy. See Note 25 to the Consolidated Financial Statements for a reconciliation of shares activity.

In 2003, the company redeemed two minority interest structures for $2 billion and recorded a charge of $28 million primarily to write off the remaining unamortized costs associated with the transactions. These structures had been established in 2001 and the associated costs were being amortized on a straight-line basis over a five-year period.

CASH, CASH EQUIVALENTS, AND MARKETABLE DEBT SECURITIES

Cash and cash equivalents, and Marketable debt securities totaled $1.9 billion, $3.5 billion, and $3.3 billion at December 31, 2005, 2004, and 2003, respectively. The $1.6 billion decrease in cash from 2004 to 2005 was due mainly to the $3 billion share buyback and debt pay down partially offset by new borrowings to fund the repatriation of $9.1 billion under AJCA and positive net cash flow in several regions. The $200 million increase in cash from 2003 to 2004 was due mainly to proceeds from sale of INVISTA almost entirely offset by debt repayments.

NET DEBT

At December 31, 2005, net debt was $6.3 billion compared to $2.9 billion and $7.1 billion at year-end 2004 and 2003, respectively. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful because it provides the investor with a more holistic view of the company's liquidity and debt position since the company's cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world. Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt.

  The following table reconciles the differences from Total debt to net debt:

(Dollars in millions) December 31,	2005	2004	2003

Commercial paper	–	$584	$4,422
Long-term debt due in one year	$986	167	1,262
Other short-term debt	411	185	230

Total short-term debt	1,397	936	5,914
Long-term debt	6,783	5,548	4,301
Borrowings and capital leases held for sale	–	1	264

Total debt	$8,180	$6,485	$10,479
Cash and cash equivalents held for sale	–	–	75
Cash and cash equivalents	1,736	3,369	3,273
Marketable debt securities	115	167	25

Net debt	$6,329	$2,949	$7,106

The following table summarizes changes in net debt throughout 2005, 2004 and 2003:

(Dollars in millions) December 31,	2005	2004	2003

Net debt–beginning of year	$2,949	$7,106	$2,689

Cash provided by continuing operations	(2,542)	(3,231)	(2,589)
Purchases of property, plant & equipment and investments in affiliates	1,406	1,298	1,784
Net payments for businesses acquired	206	119	1,527
Proceeds from sales of assets	(312)	(68)	(17)
Proceeds from sale of assets–Textiles & Interiors, net of cash sold	–	(3,840)	–
Debt assumed by Koch	–	(255)	–
Forward exchange contract settlements	(653)	509	631
Dividends paid to stockholders	1,439	1,404	1,407
Acquisition of treasury stock	3,530	457	–
Redemption of corporate minority interest structures	–	–	2,037
Effect of exchange rate changes on cash	722	(404)	(425)
Other	(416)	(146)	62

Increase (decrease) in net debt	3,380	(4,157)	4,417

Net debt–end of year	$6,329	$2,949	$7,106

OFF-BALANCE SHEET ARRANGEMENTS

CERTAIN GUARANTEE CONTRACTS

Indemnifications

The company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures, and related business activities prior to the completion of the transactions. The terms of these indemnifications, which typically pertain to environmental, tax and product liabilities, are generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally indeterminable. The carrying amounts recorded for all indemnifications as of December 31, 2005 and 2004 is $103 million and $99 million, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $70 million is included in the indemnifications balance of $103 million at December 31, 2005. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand-alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models. The company does not believe that these indemnities will have a material impact on the future liquidity of the company (see Note 5 to the Consolidated Financial Statements).

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2005, the company had directly guaranteed $586 million of such obligations, plus $288 million relating to guarantees of obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2005, the liabilities recorded for these obligations were not material.

Existing guarantees for customers and suppliers arose as part of contractual agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has historically guaranteed certain obligations and liabilities related to divested subsidiaries including Conoco and its subsidiaries and affiliates, INVISTA entities sold to Koch, and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco, Koch and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2005, the company has no liabilities recorded for these obligations.

Additional information with respect to the company's guarantees is included in Note 24 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees should unforeseen circumstances arise.

CERTAIN DERIVATIVE INSTRUMENTS

During 2005, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) under which the company agreed to repurchase from Goldman Sachs shares of DuPont's outstanding common stock for an aggregate purchase price of approximately $3,025 million. Under the agreement, the company purchased and retired 75,719,334 shares of DuPont's common stock on October 27, 2005, at a price per share of $39.62 with Goldman Sachs purchasing an equivalent number of shares in the open market over the nine-month period ending July 27, 2006.

At the end of the nine-month period, the company may receive from, or be required to pay to, Goldman Sachs a price adjustment that may be settled, at the company's option, in cash or shares of its common stock. The price adjustment is based upon the difference between the volume weighted average price (VWAP) of DuPont common stock during the nine-month purchase period and $39.62, multiplied by the number of shares purchased by Goldman Sachs. If the VWAP is less than $39.62, then Goldman Sachs will owe an adjustment to the company; conversely if the VWAP exceeds $39.62, the company will owe Goldman Sachs. Through December 31, 2005, Goldman Sachs had purchased 18,124,335 shares with a VWAP of $42.77. If Goldman Sachs purchased the remaining 57,594,999 shares at the December 30, 2005 closing price of $42.50, then the company would owe Goldman Sachs a price adjustment of $223 million upon settlement, payable in cash or shares of the company's common stock. The repurchase agreement caps the number of shares that could be required to be issued at 75,000,000. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement in cash or shares, the price adjustment will be recorded as equity.

SYNTHETIC LEASES

At December 31, 2005, the company has one synthetic lease program relating to miscellaneous short-lived equipment valued at approximately $115 million. Lease payments for these assets totaled $51 million in 2005, $54 million in 2004 and $43 million in 2003, and were reported as operating expenses in the Consolidated Income Statement. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheet. Furthermore, the lease payments associated with this program vary based on one month LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $100 million at December 31, 2005.

During 2003, the company purchased the assets under its synthetic leases related to manufacturing and warehousing facilities under construction for $210 million.

CONTRACTUAL OBLIGATIONS

Information related to the company's significant contractual obligations is summarized in the following table:

(Dollars in millions)		Payments Due In

	Total at December 31, 2005	2006	2007-2008	2009-2010	2011 and beyond

Long-term and short-term debt [1]	$7,752	$986	$2,634	$2,448	$1,684

Capital leases [1]	19	2	7	6	4

Operating leases	805	276	273	153	103

Purchase obligations [2]
Information technology infrastructure & services	158	45	74	25	14
Raw material obligations	597	415	111	41	30
Research & development agreements	42	27	12	2	1
Utility obligations	317	146	74	26	71
INVISTA-related obligations [3]	798	142	286	195	175
Human resource services	415	17	90	94	214
Other [4]	47	42	2	2	1

Total purchase obligations	2,374	834	649	385	506

Other long-term liabilities [1,5]
Workers' compensation	66	17	27	10	12
Asset retirement obligations	58	4	22	22	10
Environmental remediation	343	77	114	114	38
Legal settlements	101	32	39	30	–
Other [6]	124	18	21	14	71

Total other long-term liabilities	692	148	223	190	131

Total contractual obligations	$11,642	$2,246	$3,786	$3,182	$2,428

1
Included in the Consolidated Financial Statements.

2
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum, or variable price provisions; and the approximate timing of the agreement.

3
Includes raw material supply obligations of $619 million and contract manufacturing obligations of $179 million.

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

Long-Term Employee Benefits

The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, and medical, dental and life insurance benefits for pensioners and survivors. About 83 percent of the company's worldwide benefit obligation for pensions, and essentially all of the company's worldwide benefit obligation for retiree medical, dental and life insurance benefits are attributable to the benefit plans covering substantially all U.S. employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension and medical, dental and life insurance benefits. Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. By law, no contributions are currently required to be made to the principal U.S. pension plan in 2006 and no contributions are currently anticipated. The company will monitor the pension funding legislation in the U.S., but the company does not anticipate it will have a material near term impact on required or voluntary contributions. Contributions beyond 2006 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, reduced asset valuations tend to result in higher contributions to pension plans. In 2005, the company contributed $1,253 million to its pension plans, including $1,000 million to its principal U.S. pension plan. The company anticipates that it will make approximately $280 million in contributions in 2006 to pension plans other than the principal U.S. pension plan.

GAAP requires the full reflection of the amount of pension under-funding, if any, defined as the amount of the accumulated benefit obligation in excess of the amount of pension assets as of the measurement date. To the extent this amount has not already been fully reflected, the company is required to reflect an additional minimum pension liability, and any adjustment is reflected in Accumulated other comprehensive income in Stockholders' equity. For this purpose, each of the company's pension plans must be tested individually. At year-end 2002, a non-cash after-tax charge of $2.5 billion to Stockholders' equity was recorded in response to lower asset valuations and somewhat higher benefit obligations as of that date. In 2005, 2004 and 2003, $27 million, $1,245 million and $858 million, respectively, of this charge was reversed, reflecting the net effect of recovering asset values, company contributions, and changes in discount rates.

Medical, dental and life insurance plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $395 million, $435 million, and $410 million for 2005, 2004, and 2003, respectively. This amount is expected to be about $350 million in 2006. Changes in cash requirements during this period reflect higher per capita health care costs, demographic changes, and changes in participant premiums, co-pays and deductibles. In addition, lower cash requirements for 2006 reflect the commencement of the government sponsored prescription drug coverage under the U.S. medical program.

The company's income can be significantly affected by pension benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company's income over each of the last three years was affected by pretax charges and credits related to long-term employee benefits.

Pretax (Dollars in millions)	2005	2004	2003

Pension charges	$432	$997	$554
Other postretirement benefit charges (credits)	218	(241)	290

Net charge	$650	$756	$844

The decrease in 2005 pension cost is primarily attributable to the absence of $446 million net settlement and curtailment charges recorded in 2004 in connection with the sale of INVISTA. In addition, the lower expense in 2005 reflects favorable returns on pension assets, higher contributions to pension plans and changes in discount rates. The increase in 2005 other benefit expenses principally reflects the absence of $436 million curtailment gains recognized in 2004 in connection with the sale of INVISTA.

The company's key assumptions used in calculating its long-term employee benefits are the expected return on plan assets, the rate of compensation increases, and the discount rate (see Note 28 to the Consolidated Financial Statements). Effective for the 2005 Consolidated Financial Statements, the company updated the mortality tables used for most U.S. plans. The impact of the change in mortality tables and lower discount rates were more than offset by the effects of favorable investment and other economic experience under these plans. For 2006, these factors are expected to result in a reduction in pension and other postretirement benefit pretax expenses of about $250 million.

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

Pretax environmental expenses charged to current operations totaled $468 million in 2005 compared with $455 million in 2004 and $482 million in 2003. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities, and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company's overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of the environmental expenses in 2005 was $107 million for the operation of water pollution control facilities and $124 million for solid waste management. About 78 percent of total annual environmental expenses resulted from operations in the U.S.

In 2005, DuPont spent approximately $67 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects will total $162 million in 2006. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the CAA. Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

The EPA challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. Since 2001, the company has spent an estimated $3 million on HPV testing and estimates it will spend another $0.5 million to complete the original HPV testing program. An extended HPV program has been initiated by the American Chemistry Council in which DuPont has agreed to sponsor an additional eleven new HPV chemicals listed on the 2002 Inventory Update Rule. Since 2000, the entire chemical industry has spent an estimated $250 million on HPV testing.

Global climate change is being addressed by the United Nations Framework Convention on Climate Change (the Convention) adopted in 1992. The Kyoto Protocol (the Protocol), adopted in December 1997, is an effort to establish short-term actions under the Convention. The Protocol entered into force in February 2005 in most countries in which DuPont operates. The U.S. has declined to ratify the Protocol. The European Union (EU) has already begun a program to reduce emissions that includes an emissions trading system linked to the Protocol. The U.S. continues to pursue a less-restrictive climate policy framework, emphasizing voluntary action. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential and is driving mandatory reductions in developed nations outside the U.S. DuPont has a stake in a number of these gases-CO2, HFCs and PFCs-and has been reducing its emissions of these gases since 1991. DuPont remains well ahead of the target and timetable of the Protocol. However, the company faces the possibility of country-specific restrictions in several countries where major reductions have not yet been achieved. High energy prices in Europe and the U.S. in recent years are also due, at least in part, to expectations of emission reduction mandates and the impact of European climate change policies. DuPont is participating in emissions trading in the EU and elsewhere that could aid in satisfying such country-specific requirements. Emission reduction mandates within the U.S. are not expected in the near future, although Congressional proposals for such mandates have been introduced and a number of states are pursuing state-level programs.

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

REMEDIATION EXPENDITURES

The RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were approximately $49 million in 2005, $43 million in 2004, and $38 million in 2003.

The company, from time to time, receives requests for information or notices of potential liability from the EPA and state environmental agencies alleging that the company is a PRP under CERCLA or similar state statutes. CERCLA is often referred to as the Superfund and requires companies to undertake certain investigative and research activities at sites where it conducts or once conducted operations or where company generated waste has been disposed. The company has also, on occasion, been engaged in cost recovery litigation initiated by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not company owned, but allegedly contain wastes attributable to the company's past operations.

As of December 31, 2005, the company had been notified of potential liability under CERCLA or state laws at 384 sites around the U.S., with active remediation under way at 139 of these sites. In addition, the company has resolved its liability at 144 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 10 new sites during 2005 compared with four similar notices in 2004, and five in 2003. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $27 million in 2005, $27 million in 2004, and $22 million in 2003.

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

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $79 million in 2005, $74 million in 2004, and $60 million in 2003.

REMEDIATION ACCRUALS

At December 31, 2005, the Consolidated Balance Sheets included an accrued liability of $343 million compared to $359 million at year-end 2004. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2005. Of the $343 million accrued liability, approximately 12 percent was reserved for non-U.S. facilities. Approximately 63 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while 25 percent was attributable to CERCLA liabilities. Remediation accruals of $64 million, $58 million and $47 million were added to the reserve in 2005, 2004 and 2003, respectively. In 2004, nearly $5 million of remediation liabilities were transferred to Koch as part of the sale of INVISTA.

PFOA

DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon® and Zonyl® brands. The fluoropolymer resin and dispersion businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

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

A form of PFOA is used as a processing agent to manufacture fluoropolymer resins and dispersions. For over 50 years, DuPont purchased its PFOA needs from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluorpolymer resins and dispersions. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

DuPont Performance Elastomers, LLC uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark. As a result of a series of agreements with Dow, DuPont became the sole owner of DuPont Dow Elastomers, LLC on June 30, 2005. See Note 13 to the Consolidated Financial Statements. The wholly owned subsidiary has been renamed DuPont Performance Elastomers, LLC and is a part of the Performance Materials segment.

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2003, the EPA issued a preliminary risk assessment on PFOA that focuses on the exposure of the U.S. general population to PFOA and possible health effects, including developmental toxicity concerns. On January 12, 2005, the EPA issued a draft risk assessment on PFOA. The draft stated that cancer data for PFOA may be best described as "suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential" under the EPA's Guidelines for Carcinogen Risk Assessment. Under the Guidelines, the descriptor "suggestive" is typically applied to agents if animal testing finds any evidence that exposure causes tumors in one species of animal.

The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment. On January 30, 2006, the SAB issued a draft report that disagreed with the EPA's draft risk assessment which had described the cancer data as "suggestive evidence of carcinogenicity." The predominant SAB view was that the experimental weight of evidence regarding human carcinogenic potential of PFOA was more consistent with the EPA's descriptor of "likely to be carcinogenic" as defined in the Guidelines for Carcinogen Risk Assessment. Under the Guidelines this description is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans. A few SAB members did not find the weight of evidence sufficient to support the "likely" descriptor and agreed with EPA's "suggestive" descriptor. DuPont disputes the cancer classification recommended in the SAB draft report because it is based on laboratory studies in rats, and does not adequately reflect human health data which to date demonstrates no increase in cancer rates known to be associated with PFOA.

The EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. The EPA has also stated that it does not believe that there is any reason for consumers to stop using any consumer or industrial related products that contain PFOA. Currently, PFOA is not regulated by the EPA and there are no regulatory actions pending that would prohibit its production or use. However, there can be no assurance that the EPA or any other regulatory entity will not in the future choose to regulate or prohibit the production or use of PFOA. Products currently manufactured by the company representing approximately $1 billion of 2005 revenues could be affected by any such regulation or prohibition.

DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and DuPont, as well as other companies, have outlined plans for continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. In January 2006, DuPont pledged its commitment to the EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors, and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors, and related higher homologue chemicals from emissions and products by no later than 2015. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 98 percent by 2007 (which incorporates the substantial achievement of 90 percent reduction already realized through DuPont's ongoing reduction program); establishing emission caps for U.S. facilities to limit the absolute number of pounds of PFOA emitted; implementing product caps for PFOA in fluoropolymer dispersions by 2007; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA.

  In addition, DuPont will work individually and with others in the industry to inform EPA's regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont's facilities as well as reformulation of the company's fluoropolymer dispersions. DuPont has developed technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. DuPont is offering the technology to fluoropolymer manufacturers globally on a royalty-free basis.

Based on existing scientific data, DuPont believes that PFOA exposure at the levels observed does not pose any health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population. DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, W.Va. Results from the first phase of this study indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, lipid fractions, e.g. cholesterol, in some of the highest exposed workers. It is unclear if this association is caused by PFOA exposure or is related to some other variable; therefore, DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing. The second phase is a mortality study that involves the examination of all causes of death in employees who worked at the Washington Works site during its more than fifty years of operation.

DuPont has established reserves in connection with certain PFOA litigation matters. See Note 24 to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments

DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Under procedures and controls established by the company's Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to hedge its exposure to foreign currency, interest rate and commodity price risks. The counterparties to these contractual arrangements are major financial institutions, petrochemical and petroleum companies, and exchanges.

The company hedges certain business-specific foreign currency exposures as well as foreign currency denominated monetary assets and liabilities. In addition, the company enters into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

In January 2004, the company terminated its broad-based foreign currency revenue hedging program, as well as its program to hedge natural gas purchases. All outstanding foreign currency and natural gas hedging positions related to these programs expired during 2004.

In October 2005, the company authorized the use of financial derivatives to hedge exposure to price fluctuations for certain energy feedstock purchases. However, at December 31, 2005, the company had not entered into any derivative instruments with respect to this program.

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

The company's sales are not materially dependent on a single customer or small group of customers. As of December 31, 2005, no one individual customer balance represents more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

The following table summarizes the impacts of this program on the company's results of operations for the years ended December 31, 2005, 2004 and 2003.

(Dollars in millions)	2005	2004	2003

Pretax exchange gain/(loss)	$445	$(411)	$(190)
Tax (expense)/benefit	(483)	360	187

After-tax loss	$(38)	$(51)	$(3)

This table includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on forward exchange contracts.

In addition, option and forward exchange contracts are used to hedge a portion of certain anticipated foreign currency raw material purchases from vendors outside of the U.S. gains and losses on these contracts offset changes in the related foreign currency-denominated costs.

From time to time, the company will enter into forward exchange contracts to establish with certainty the USD amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis taking into consideration the amount and duration of the exposure, market volatility and economic trends. Forward exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments.

INTEREST RATE RISK

The company uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on three- or six-month USD LIBOR. Interest rate swaps allow the company to maintain a target range of floating rate debt.

COMMODITY PRICE RISK

The company enters into over-the counter and exchange-traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases.

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

VALUE AT RISK

A Value-at-Risk (VaR) analysis provides a forward-looking perspective of the maximum potential loss in fair value for a defined period of time assuming normal market conditions and a given confidence level. The company's risk management portfolio consists of a variety of hedging instruments which provide protection from volatility in the areas of interest rates, foreign currency, agricultural commodities, and energy feedstock commodities. The valuations and risk calculations for the VaR analysis were conducted using the company's risk management portfolios as of December 31, 2005, and 2004. The average, high and low values reflected in the table were developed from each of the four quarters ended in 2005. The VaR analysis used a Monte Carlo simulation type model with a covariance matrix, and employed 3,000 pseudo-random market paths including all risk factors associated with the hedging instruments in the company's risk management portfolios. The calculations were conducted over a 20 business day period at a 95 percent confidence level.

The following table details the results of the VaR analysis for each significant risk management portfolio at the end of both 2005 and 2004. VaR for the entire risk management portfolio is a loss of $70 million for 2005, and a loss of $150 million for 2004; these values reflect the diversification benefits and covariance correlation of the total portfolio.

			2005

(Dollars in millions)	2005	2004	Average	High	Low

Foreign currency	$(43)	$(191)	$(218)	$(296)	$(43)
Interest rates	(34)	(61)	(38)	(46)	(34)
Agricultural commodities	(17)	(23)	(10)	(17)	(6)

The table above represents the VaR potential loss in fair value when each risk management portfolio is valued individually. The changes in portfolio VaRs in 2005 as compared to 2004 are due to changes in portfolio size, price volatility and, for interest rates, higher short-term rates and a flatter yield curve. The VaR model results are only an estimate and are not intended to forecast actual losses that may be incurred in future periods.

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

As of December 31, 2005, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter 2005 that has materially affected the company's internal control over financial reporting. The company has completed its evaluation of its internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB) and has concluded that the company's system of internal controls was effective as of December 31, 2005 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has discussed with the company's Audit Committee and independent registered public accounting firm areas identified for improvement.

Item 9B. OTHER INFORMATION

 None.

Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled "Election of Directors" and information related to the Audit Committee is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in the Proxy section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I, Item 4 of this report.

The company has adopted a Code of Ethics for its Chief Executive Officer, Chief Financial Officer and Controller that may be accessed from the company's website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Item 11. EXECUTIVE COMPENSATION

 Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Directors' Compensation," "Summary Compensation Table," "Stock Option Grants Table," "Option Exercises/Year-End Values Table" including "Retention Arrangement," "Retirement Benefits," and "Long-Term Incentive Plan Awards Table."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF
DECEMBER 31, 2005

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights [1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [2]

Equity compensation plans approved by security holders	70,148,859	$46.82	41,659,711 [3]
Equity compensation plans not approved by security holders [4]	22,793,668	$47.13	–

	92,942,527	$46.90	41,659,711

1
Excludes restricted stock units or stock units deferred pursuant to the terms of the company's Stock Performance Plan, Variable Compensation Plan or Stock Accumulation and Deferred Compensation Plan for Directors.

2
Excludes securities reflected in the first column.

3
Reflects shares available under rolling five-year average pursuant to the terms of the shareholder-approved Stock Performance Plan (see Note 26 to the Consolidated Financial Statements). Does not include indeterminate number of shares available for distribution under the shareholder-approved Variable Compensation Plan.

4
Includes options totaling 21,348,583 granted under the company's 1997 and 2002 Corporate Sharing Programs (see Note 26 to the Consolidated Financial Statements) and 100,000 options with an exercise price of $46.50 granted to a consultant. Also includes 1,345,085 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada (see Note 27 to the Consolidated Financial Statements).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 None.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

2.
Financial Statement Schedules-none required.

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2005.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

  3.
  Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).
4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended February 1, 2005 (incorporated by reference to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.2*	Terms and conditions of time vested restricted stock units to non-employee directors and the company's Stock Accumulation and Deferral Compensation Plan (Incorporated by reference to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.3*	Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.4*	Company's Pension Restoration Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.4 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.5*	Company's Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10.6*	Terms and conditions of stock options granted under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.7*	Terms and conditions of performance-based restricted stock units under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.8*	Terms and conditions of time-vested restricted stock units under the company's Stock Performance Plan (incorporated by reference in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10.9*	Company's Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company's Annual Meeting Proxy Statement dated March 21, 2002).
10.10*	Company's Salary Deferral & Savings Restoration Plan, as last amended effective March 1, 2003 (incorporated by reference to Exhibit 10.6 of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.11*	Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.12*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.13	Company's 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.15	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company's Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.16	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the commission upon request.
10.17	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company's Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.18	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company's Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.19**	Master Confirmation Agreement and the related Supplemental Confirmation dated as of October 24, 2005, between Goldman Sachs & Co and the company relating to the company's accelerated Stock repurchase program.
12	Computation of the ratio of earnings to fixed charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.
32.1	Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

**
Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24 b-2 under the Securities Exchange Act of 1934, as amended.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 28, 2006		E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/G. M. PFEIFFER G. M. Pfeiffer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date
/s/C. O. HOLLIDAY, JR. C. O. Holliday, Jr.	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006
/s/A. J. P. BELDA A. J. P. Belda	Director	February 28, 2006
/s/R. H. BROWN R. H. Brown	Director	February 28, 2006
/s/C. J. CRAWFORD C. J. Crawford	Director	February 28, 2006
/s/J. T. DILLON J. T. Dillon	Director	February 28, 2006
/s/L. C. DUEMLING L. C. Duemling	Director	February 28, 2006
/s/E. I. DU PONT E. I. du Pont	Director	February 28, 2006
/s/L. D. JULIBER L. D. Juliber	Director	February 28, 2006
/s/M. NAITOH M. Naitoh	Director	February 28, 2006
/s/S. O'KEEFE S. O'Keefe	Director	February 28, 2006
/s/W. K. REILLY W. K. Reilly	Director	February 28, 2006
/s/H. R. SHARP, III H. R. Sharp, III	Director	February 28, 2006
/s/C. M. VEST C. M. Vest	Director	February 28, 2006

E. I. du Pont de Nemours and Company
Index to the Consolidated Financial Statements

Page(s)

Consolidated Financial Statements:
Management's Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Income Statements for the years ended December 31, 2005, 2004 and 2003	F-4
Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-7
Notes to Consolidated Financial Statements	F-8 - F-57

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2005.

Management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report presented on the following page.

Charles O. Holliday, Jr. Chairman of the Board and Chief Executive Officer	Gary M. Pfeiffer Senior Vice President and Chief Financial Officer

February 24, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

We have completed integrated audits of E. I. du Pont de Nemours and Company's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted a new financial accounting standard for the consolidation of variable interest entities during 2004, and new financial accounting standards for asset retirement obligations and stock-based compensation during 2003.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

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

Philadelphia, Pennsylvania
February 24, 2006

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Income Statements

(Dollars in millions, except per share)

For the year ended December 31,	2005	2004	2003

Net sales	$26,639	$27,340	$26,996
Other income, net	1,852	655	734

Total	28,491	27,995	27,730

Cost of goods sold and other operating charges	19,701	20,416	20,759
Selling, general and administrative expenses	3,223	3,141	3,067
Amortization of intangible assets	230	223	229
Research and development expense	1,336	1,333	1,349
Interest expense	518	362	347
Employee separation activities and asset impairment charges	(13)	411	(17)
Separation Activities–Textiles & Interiors	(62)	667	1,620
Goodwill impairment–Textiles & Interiors	–	–	295
Gain on sale of interest by subsidiary–nonoperating	–	–	(62)

Total	24,933	26,553	27,587

Income before income taxes and minority interests	3,558	1,442	143
Provision for (benefit from) income taxes	1,468	(329)	(930)
Minority interests in earnings (losses) of consolidated subsidiaries	37	(9)	71

Income before cumulative effect of a change in accounting principle	2,053	1,780	1,002
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(29)

Net income	$2,053	$1,780	$973

Basic earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$2.08	$1.78	$1.00
Cumulative effect of a change in accounting principle	–	–	(0.03)

Net income	$2.08	$1.78	$0.97

Diluted earnings per share of common stock
Income before cumulative effect of a change in accounting principle	$2.07	$1.77	$0.99
Cumulative effect of a change in accounting principle	–	–	(0.03)

Net income	$2.07	$1.77	$0.96

See pages F-8 - F-57 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Balance Sheets

(Dollars in millions, except per share)

December 31,	2005	2004

Assets
Current assets
Cash and cash equivalents	$1,736	$3,369
Marketable debt securities	115	167
Accounts and notes receivable, net	4,801	4,889
Inventories	4,743	4,489
Prepaid expenses	199	209
Income taxes	828	1,557
Assets held for sale	–	531

Total current assets	12,422	15,211

Property, plant and equipment	24,963	23,978
Less: Accumulated depreciation	14,654	13,754

Net property, plant and equipment	10,309	10,224

Goodwill	2,087	2,082
Other intangible assets	2,684	2,848
Investment in affiliates	844	1,034
Other assets	4,904	4,233

Total	$33,250	$35,632

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$2,819	$2,661
Short-term borrowings and capital lease obligations	1,397	936
Income taxes	280	192
Other accrued liabilities	2,967	4,054
Liabilities held for sale	–	96

Total current liabilities	7,463	7,939

Long-term borrowings and capital lease obligations	6,783	5,548
Other liabilities	8,441	8,692
Deferred income taxes	1,166	966

Total liabilities	23,853	23,145

Minority interests	490	1,110

Commitments and contingent liabilities
Stockholders' equity
Preferred stock, without par value–cumulative; 23,000,000 shares authorized; issued at December 31:
$4.50 Series–1,672,594 shares (callable at $120)	167	167
$3.50 Series–700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; Issued at December 31, 2005–1,006,651,566; 2004–1,081,382,048	302	324
Additional paid-in capital	7,678	7,784
Reinvested earnings	7,935	10,182
Accumulated other comprehensive loss	(518)	(423)
Common stock held in treasury, at cost (Shares: December 31, 2005 and 2004–87,041,427)	(6,727)	(6,727)

Total stockholders' equity	8,907	11,377

Total	$33,250	$35,632

See pages F-8 - F-57 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity

(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity	Comprehensive Income

2003
Balance January 1, 2003	$237	$324	$7,377	$10,619	$(2,767)	$(6,727)	$9,063

Net income				973			973	$973
Cumulative translation adjustment					114		114	114
Net revaluation and clearance of cash flow hedges to earnings					25		25	25
Minimum pension liability					858		858	858
Net unrealized gain on securities					9		9	9

Total comprehensive income								$1,979

Common dividends ($1.40 per share)				(1,397)			(1,397)
Preferred dividends				(10)			(10)
Common stock issued		1	65				66
Compensation plans			80				80

Balance December 31, 2003	$237	$325	$7,522	$10,185	$(1,761)	$(6,727)	$9,781

2004
Net income				1,780			1,780	$1,780
Cumulative translation adjustment					74		74	74
Net revaluation and clearance of cash flow hedges to earnings					12		12	12
Minimum pension liability					1,245		1,245	1,245
Net unrealized gain on securities					7		7	7

Total comprehensive income								$3,118

Common dividends ($1.40 per share)				(1,394)			(1,394)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(457)	(457)
Retirement		(3)	(75)	(379)		457	–
Common stock issued		2	95				97
Compensation plans			242				242

Balance December 31, 2004	$237	$324	$7,784	$10,182	$(423)	$(6,727)	$11,377

2005
Net income				2,053			2,053	$2,053
Cumulative translation adjustment					(109)		(109)	(109)
Net revaluation and clearance of cash flow hedges to earnings					(2)		(2)	(2)
Minimum pension liability					27		27	27
Net unrealized loss on securities					(11)		(11)	(11)

Total comprehensive income								$1,958

Common dividends ($1.46 per share)				(1,429)			(1,429)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(3,530)	(3,530)
Retirement		(25)	(644)	(2,861)		3,530	—
Common stock issued		3	125				128
Compensation plans			413				413

Balance December 31, 2005	$237	$302	$7,678	$7,935	$(518)	$(6,727)	$8,907

See pages F-8 - F-57 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

Consolidated Statements of Cash Flows

(Dollars in millions)

For the year ended December 31,	2005	2004	2003
Operating activities
Net income	$2,053	$1,780	$973
Adjustments to reconcile net income to cash provided by operating activities:
Cumulative effect of a change in accounting principle	–	–	29
Depreciation	1,128	1,124	1,355
Amortization of intangible assets	230	223	229
Separation activities–Textiles & Interiors	(62)	667	1,620
Goodwill impairment–Textiles & Interiors	–	–	295
Contributions to pension plans	(1,253)	(709)	(460)
Other operating activities–net	(388)	774	334
(Increase) decrease in operating assets:
Accounts and notes receivable	(74)	(309)	(852)
Inventories and other operating assets	203	569	335
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	(408)	(28)	(51)
Accrued interest and income taxes	1,113	(860)	(1,218)

Cash provided by operating activities	2,542	3,231	2,589

Investing activities
Purchases of property, plant and equipment	(1,340)	(1,232)	(1,713)
Investments in affiliates	(66)	(66)	(71)
Payments for businesses–net of cash acquired	(206)	(119)	(1,527)
Proceeds from sale of assets, net of cash sold	312	3,908	17
Purchase of beneficial interest in securitized trade receivables	–	–	(445)
Maturity/repayment of beneficial interest in securitized trade receivables	–	–	445
Net decrease (increase) in short-term financial instruments	36	(137)	458
Forward exchange contract settlements	653	(509)	(631)
Other investing activities–net	9	91	92

Cash (used for) provided by investing activities	(602)	1,936	(3,375)

Financing activities
Dividends paid to stockholders	(1,439)	(1,404)	(1,407)
Net (decrease) increase in short-term (less than 90 days) borrowings	(494)	(3,853)	3,792
Long-term and other borrowings:
Receipts	4,311	1,601	553
Payments	(2,045)	(1,555)	(954)
Acquisition of treasury stock	(3,530)	(457)	–
Proceeds from exercise of stock options	359	197	52
Redemption of minority interest structures	–	–	(2,037)
Other financing activities–net	(13)	(79)	32

Cash (used for) provided by financing activities	(2,851)	(5,550)	31

Effect of exchange rate changes on cash	(722)	404	425

(Decrease) increase in cash and cash equivalents	$(1,633)	$21	$(330)
Cash and cash equivalents at beginning of year	3,369	3,348	3,678

Cash and cash equivalents at end of year	$1,736	$3,369	$3,348

Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$496	$366	$357
Taxes	355	521	278

See pages F-8 – F-57 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to Consolidated Financial Statements
(Dollars in millions, except per share)

1.     Summary of Significant Accounting Policies

DuPont follows generally accepted accounting principles in the United States of America (GAAP). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

The company recognizes revenue when the earnings process is complete. The majority of the company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Substantially all product sales are sold FOB (free on board) shipping point or, with respect to non-U.S. customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in Net sales and costs incurred by the company for the delivery of goods are classified as Cost of goods sold and other operating charges in the Consolidated Income Statements.

The company periodically enters into prepayment contracts with customers in the Agriculture & Nutrition segment and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in Other accrued liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership, and risk of loss pass to the customer.

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

Other assets include long-term investments in securities, which comprise marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders' equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in Other income. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost (see Note 17).

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

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company's fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in income from operations.

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

Asset Retirement Obligations

On January 1, 2003, the company adopted Statement of Financial Accounting Standards (SFAS) No. 143 (FAS 143) "Accounting for Asset Retirement Obligations," which requires the company to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal liability to retire the asset exists. This includes obligations incurred as a result of acquisition, construction, or normal operation of a long-lived asset. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 (FIN 47) "Accounting for Conditional Asset Retirement Obligations," providing final guidance that clarifies how companies should account for asset retirement obligations. The company follows FAS 143 and FIN 47 and records asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from 1 to 20 years.

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

Foreign Currency Translation

The U.S. dollar (USD) is the functional currency of most of the company's worldwide operations. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

	2005	2004	2003

Net income, as reported	$2,053	$1,780	$973
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	49	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	65	77	125

Pro forma net income	$2,051	$1,752	$879

Earnings per share:
Basic–as reported	$2.08	$1.78	$0.97

Basic–pro forma	$2.08	$1.75	$0.87

Diluted–as reported	$2.07	$1.77	$0.96

Diluted–pro forma	$2.06	$1.73	$0.87

Recent clarification of certain provisions of SFAS No. 123 specifies that stock-based compensation awards should be expensed using a non-substantive approach under which compensation costs should be recognized immediately for awards granted to retirement eligible employees or over the period from the grant date to retirement eligibility date. In second quarter 2005, the Securities and Exchange Commission (SEC) indicated that companies that followed the nominal vesting period approach at adoption of SFAS No. 123 must continue following that approach until the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS No. 123. Upon adoption of SFAS 123R in the first quarter of 2006, the company began expensing new stock-based compensation awards using a non-substantive vesting approach. Using the non-substantive vesting approach in lieu of the nominal vesting approach would have produced pro forma earnings per share similar to the table above for the years presented.

Variable Interest Entities

In 2004, the company adopted FIN 46 "Consolidation of Variable Interest Entities" (revised December 2003). The company has entities identified and consolidated as VIEs where DuPont is considered the primary beneficiary. At December 31, 2005, the assets and liabilities of these entities are immaterial to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2005, the assets and liabilities of the other VIEs are immaterial to the Consolidated Financial Statements of the company. The company's share of the net income (loss) of these VIEs is included in Other income in the Consolidated Income Statements, and is not material.

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

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows.

See Note 29 for additional discussion regarding the company's objectives and strategies for derivative instruments.

Reclassifications

Certain reclassifications of prior years' data have been made to conform to 2005 classifications.

Accounting Standards Issued Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, "Accounting for Stock-Based Compensation." DuPont voluntarily adopted the SFAS No. 123 fair value based method of accounting on January 1, 2003, for share-based payment transactions with employees. SFAS No. 123R amends some aspects of the fair value measurement of the equity instruments granted to employees. This statement becomes effective for the company beginning in the first quarter of 2006. The company will use the modified prospective method and will continue to use the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards. Based on the company's evaluation, the adoption of SFAS No. 123R is not expected to have a material effect on the company's financial position, liquidity or results of operations.

2.     Other Income, net

	2005	2004	2003

Cozaar®/Hyzaar® income	$747	$675	$573
Royalty income	130	151	141
Interest income, net of miscellaneous interest expense	244	188	70
Equity in earnings (losses) of affiliates (Note 16)	108	(39)	10
Net gains on sales of assets	82	28	17
Net exchange gains (losses)	423	(391)	(134)
Miscellaneous income and expenses–net	118	43	57

	$1,852	$655	$734

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. 2005 included net pretax exchange gains of $423, 2004 and 2003 include net pretax exchange losses of $391 and $164, respectively, which resulted from hedging an increased net monetary asset position and a weakening USD. These pretax gains and losses are largely offset by associated tax benefits. 2003 also includes an exchange gain of $30 from a currency contract purchased to offset movement in the Canadian dollar in connection with the company's acquisition of the minority shareholders' interest in DuPont Canada (see Note 27).

3.     Interest Expense

	2005	2004	2003

Interest incurred	$541	$379	$376
Interest capitalized	(23)	(17)	(29)

	$518	$362	$347

4.     Employee Separation Activities and Asset Impairment Charges

2005 ACTIVITIES

During 2005, the company did not institute any significant restructuring programs. In 2005, payments of $133 were made to separated employees associated with the 2004 program.

Benefits of $13 were recorded in 2005 for changes in estimates related to restructuring initiatives undertaken in prior years. The $13 benefits consisted of $9 to reflect lower estimated benefit settlements to separate employees related to the 2004 restructuring programs and $4 primarily for lower estimated employee separation settlements for prior year programs and are not considered material to 2005 segment earnings.

2004 ACTIVITIES

During 2004, the company recorded a net charge of $411 for employee separation costs and asset impairment charges. This charge included net expenses of $302 related to cost reduction initiatives taken to align resources and to adjust the company's infrastructure following the sale of INVISTA (see Note 5), asset impairment charges which totaled $121, and credits of $12 related to changes in estimates associated with restructuring activities for 2002 and prior year programs. The $302 net charge consisted of accruals for termination payments primarily in North America and Western Europe for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities, which reduced 2004 segment earnings as follows: Agriculture & Nutrition–$35; Coatings & Color Technologies–$60; Electronic & Communication Technologies–$41; Performance Materials–$44; Safety & Protection–$28; and Other–$94. At December 31, 2005, essentially all of the 2,700 employees identified as part of the company's 2004 program have been removed from the company's roles.

The 2004 charges also include $27 in Electronic & Communication Technologies related to the write-down to estimated fair value of an investment, due to an other than temporary decline in its value. In addition, the company recorded a $23 charge in Performance Materials associated with the shutdown of certain U.S. manufacturing assets in connection with the company's exit from the dimethyl terephthalate (DMT) business. This charge covers the net book value of the DMT assets.

The company also recorded a $42 charge in 2004 to reduce the carrying value of certain European manufacturing assets in Safety & Protection to estimated fair value. As a result of ongoing competitive pressures and a shift in the company's global sourcing of product during the second quarter 2004, the company determined that expected cash flows were not sufficient to recover the carrying value of these assets. Fair value of the assets was based on the assets' expected discounted cash flows. In addition, the company recorded a charge of $29 in Other to write off the net book value of certain patents and purchased technology. Due to changes in the associated manufacturing process and executed supply agreements in 2004, these abandoned assets were determined to be of no future value to the company.

Account balances and activity for the 2004 restructuring program are summarized below:

	Write- down of Assets	Employee Separation Costs	Total

Net charges to income in 2004	$121	$302	$423
Charges to accounts
Employee separation settlements		(129)	(129)
Facility shutdowns and asset write-offs	(121)		(121)

Balance at December 31, 2004	$–	$173	$173

Credits to income in 2005		(9)	(9)
Employee separation settlements		(133)	(133)

Balance at December 31, 2005	$–	$31	$31

2003 ACTIVITIES

During 2003, the company did not institute any significant restructuring programs. Benefits of $17 were recorded in 2003 for changes in estimates related to restructuring initiatives undertaken in prior years. The $17 in benefits consisted primarily of lower estimated benefit settlements to separate employees and were not considered material to 2003 segment earnings.

OTHER ACTIVITIES

During 2002, 2001 and 2000, the company implemented activities involving employee separations and write-downs of assets. In 2005, payments of $19 were made to separated employees associated with these programs. The remaining liability balance for the 2002 and 2001 programs at December 31, 2005 was $24 and represents payments to be made over time to separated employees. The 2000 program has been completed.

5.     Separation Activities–Textiles & Interiors

On April 30, 2004, the company sold a majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch. During 2005, the company sold its investments in three affiliated companies to Koch and its investment in a fourth affiliated company to its equity partner.

In 2005, the company recorded a net benefit of $62 resulting from divesture activities. The company's transfer of its interest in the affiliates to Koch resulted in a gain of $35. The sale of two of these affiliates had been delayed until the company received approval from its equity partners. The company also recorded a gain of $29 in 2005 related to the sale of the company's investment in another equity affiliate and $2 of other charges associated with the separation. Net cash proceeds from these transactions totaled $135.

In 2004, the company recorded a charge of $667. The amount related to INVISTA was $626 and included the following: a reduction of the original sale price of $240, a charge of $77 related to the delayed transfer of certain equity affiliates, $118 related to changes in the book value of net assets, $37 related to final settlement of working capital balances and other separation charges of $154 which consisted primarily of incremental legal, accounting and other advisory fees, other employee separation costs and the early termination of a long-term supply contact. The following summarizes 2004 cash proceeds related to the sale of INVISTA:

Sale of INVISTA (April 30, 2004)	$3,844
Cash retained by INVISTA businesses sold	(75)
Settlement of INVISTA working capital and pensions	3
Sale of investment in equity affiliate (November 30, 2004)	68

Total	$3,840

In addition, the company recorded a charge of $41 in 2004 related to the sale of an equity affiliate to its partner. Total proceeds from this sale were $108, which included $68 received in 2004 and $40 received in 2005.

The net assets sold to Koch consisted of the following:

April 30, 2004

Cash and cash equivalents	$75
Accounts and notes receivable	1,094
Inventories	645
Property, plant and equipment (net)	3,132
Other intangible assets (net)	181
Investment in affiliates	231
Prepaid expenses and other assets	150

Assets	$5,508

Accounts payable	$552
Borrowings and capital lease obligations	370
Deferred tax liability	252
Other liabilities	386
Minority interests	37

Liabilities	$1,597

During 2005 additional equity affiliates with a book value of $84 were transferred to Koch.

In 2003, the company recorded a charge of $1,620 related to the planned separation of Textiles & Interiors. The company wrote down the assets to be sold to estimated fair value and recorded separation charges as follows: property, plant and equipment of $1,168, intangible assets of $57 (excluding goodwill), equity affiliates of $293, a pension curtailment loss of $78, and other separation charges of $24. The write-downs were based on estimated fair values as determined through a combination of negotiations to sell the assets and cash flow projections.

The company indemnified Koch against certain liabilities primarily related to taxes, legal matters, environmental matters, and representations and warranties. The fair value of these indemnities is $70 and is included in the indemnification liability balance (see Note 24). Under the definitive agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed approximately $1,400. The remaining indemnities are not limited to this maximum payment amount.

In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 thereby completing the sale of all of the net assets of Textiles & Interiors.

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

Bunge exceeded the net book value of the 28 percent ownership interest acquired by Bunge. See Note 27 for additional information.

8.     Provision for (Benefit from) Income Taxes

	2005	2004	2003

Current tax expense (benefit):
U.S. federal	$699	$85	$14
U.S. state and local	13	–	(1)
International	649	392	297

	1,361	477	310

Deferred tax expense (benefit):
U.S. federal	203	(318)	(642)
U.S. state and local	(13)	–	15
International	(83)	(488)	(613)

	107	(806)	(1,240)

Provision for (benefit from) income taxes	$1,468	$(329)	$(930)

Stockholders' equity:
Stock compensation [1]	(40)	(27)	(11)
Net revaluation and clearance of cash flow hedges to earnings [2]	(1)	7	16
Minimum pension liability [2]	(20)	675	453
Net unrealized (losses) gains on securities [2]	(6)	4	(1)

	$1,401	$330	$(473)

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

Deferred income taxes result from temporary differences between the financial and tax basis of the company's assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards/backs included in the deferred income tax provision are as follows:

	2005	2004	2003

Depreciation	$(3)	$(203)	$(131)
Accrued employee benefits	405	189	14
Other accrued expenses	29	(220)	93
Inventories	(46)	(33)	(17)
Unrealized exchange (loss) gain	41	(72)	17
Investment in subsidiaries and affiliates	(7)	275	(340)
Amortization of intangibles	(45)	(111)	(11)
Other temporary differences	71	(108)	(275)
Tax loss/tax credit carryforwards/backs	(230)	(1,129)	(1,537)
Valuation allowance change–net	(108)	606	947

	$107	$(806)	$(1,240)

The significant components of deferred tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005		2004

Deferred Tax	Asset	Liability	Asset	Liability

Depreciation	$–	$1,337	$–	$1,377
Accrued employee benefits	2,281	1,203	2,412	971
Other accrued expenses	585	18	655	52
Inventories	184	113	172	142
Unrealized exchange gains	1	20	21	5
Tax loss/tax credit carryforwards/backs	2,420	–	3,187	–
Investment in subsidiaries and affiliates	–	318	–	328
Amortization of intangibles	84	670	156	789
Other	332	97	467	249

	$5,887	$3,776	$7,070	$3,913
Valuation allowance	(1,363)		(1,797)

	$4,524		$5,273

At December 31, 2004, estimated losses on the sale of INVISTA resulted in an increase in the Tax loss/tax credit carryforwards/backs, partly offset by an increase in the Valuation allowance. These impacts were reversed during 2005 primarily due to realization of the INVISTA tax loss carryforward/back.

Current deferred tax assets of $820 and $1,162 at December 31, 2005 and 2004, respectively, are included in the caption Income taxes within Current assets of the Consolidated Balance Sheets. In addition, Deferred tax assets of $1,137 and $1,233 are included in Other assets at December 31, 2005, and 2004, respectively. See Note 17. Deferred tax liabilities of $43 and $69 at December 31, 2005, and 2004, respectively, are included in the caption Income taxes within Current liabilities of the Consolidated Balance Sheets.

An analysis of the company's effective income tax rate (EITR) follows:

	2005	2004	2003

Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	9.4	(14.9)	(85.5)
The American Jobs Creation Act of 2004 (AJCA)[2]	8.2	–	–
Lower effective tax rates on international operations–net	(7.5)	(20.8)	(149.3)
Domestic operations	(1.4)	1.2	(49.2)
Tax settlements	(1.4)	(9.5)	–
Lower effective tax rate on export sales	(1.0)	(3.3)	(23.8)
Separation charges–Textiles & Interiors	–	(6.2)	83.8
Tax basis investment losses on foreign subsidiaries[3]	–	(9.5)	(467.5)
Elastomers antitrust litigation	–	5.2	–
State taxes	–	–	6.2

	41.3%	(22.8)%	(650.3)%

1
Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 29 under the heading Currency Risk.

2
Reflects the tax impact associated with the repatriation of $9.1 billion under AJCA.

3
Reflects recording deferred tax assets in two European subsidiaries for tax basis investment losses to be recognized on local tax returns.

Income (loss) before income taxes and minority interests shown below is based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, coupled with the impact of exchange gains/losses, the income tax provision shown above as United States or international does not correspond to the earnings shown in the following table:

	2005	2004	2003

United States (including exports)	$2,790	$(714)	$(428)
International	768	2,156	571

	$3,558	$1,442	$143

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2005, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,086. Of this amount, $878 has no expiration date, $20 expires after 2005 but before the end of 2010, and $188 expires after 2010.

At December 31, 2005, unremitted earnings of subsidiaries outside the United States totaling $7,031 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

9.     Cumulative Effect of a Change in Accounting Principle

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

10.    Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2005	2004	2003

Numerator:
Income before cumulative effect of a change in accounting principle	$2,053	$1,780	$1,002
Preferred dividends	(10)	(10)	(10)

Income available to common stockholders before cumulative effect of a change in accounting principle	2,043	1,770	992
Cumulative effect of a change in accounting principle	–	–	(29)

Net income available to common stockholders	$2,043	$1,770	$963

Denominator:
Weighted-average number of common shares outstanding–Basic	982,192,597	997,624,239	996,717,845
Dilutive effect of the company's employee compensation plans and accelerated share repurchase agreement	6,761,466	5,768,003	3,292,348

Weighted average number of common shares outstanding–Diluted	988,954,063	1,003,392,242	1,000,010,193

The weighted-average number of common shares outstanding in 2005 declined as a result of the company's repurchase and retirement of its common stock in connection with an accelerated share repurchase agreement. See Note 25 for further information.

The following average number of stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculation:

	2005	2004	2003

Average Number of Stock Options	52,957,608	54,526,028	69,532,336

11.    Accounts and Notes Receivable

December 31,	2005	2004

Accounts Receivable–Trade–net of allowances of $205 in 2005 and $199 in 2004	$3,907	$3,860
Other	894	1,029

	$4,801	$4,889

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $55 for 2005, and $88 for 2004.

12.    Inventories

December 31,	2005	2004

Finished products	$2,875	$2,773
Semifinished products	1,534	1,355
Raw materials and supplies	819	743

	5,228	4,871
Adjustment of inventories to a LIFO basis	(485)	(382)

	$4,743	$4,489

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding Pioneer, inventories valued under the LIFO method comprised 80 percent and 77 percent of consolidated inventories before LIFO adjustment at December 31, 2005 and 2004, respectively. Pioneer inventories of $1,088 and $1,060 at December 31, 2005 and 2004, respectively, were valued under the FIFO method.

13.  Assets and Liabilities Held for Sale and Elastomers Related Activities

In 1996, DuPont and The Dow Chemical Company (Dow) formed a 50/50 joint venture, DuPont Dow Elastomers, LLC (DDE) to participate in various synthetic rubber markets. DuPont entered into a series of agreements in 2004 with Dow related to DDE. The agreements gave DuPont complete control over directing DDE's response to synthetic rubber market antitrust investigations and litigation matters and DuPont agreed to a disproportionate share of DDE's liabilities and costs with respect to these matters (See Note 24 for a discussion of the antitrust and litigation matters). As a result of these agreements, DuPont became the primary beneficiary of the venture and accounted for DDE as a consolidated VIE beginning on April 1, 2004. The agreements further gave Dow the option to acquire from DDE, certain assets related to the Engage®, Nordel® and Tyrin® businesses. Dow exercised its option on December 31, 2004 to acquire the agreed upon assets from DDE. Upon the exercise of this option by Dow, all criteria were met to report the Engage®, Nordel® and Tyrin® net assets as assets and liabilities held for sale in the Consolidated Balance Sheet at December 31, 2004 as follows:

Accounts and notes receivable	$96
Inventories	136
Property, plant and equipment (net)	298
Prepaid expense and other assets	1

Assets held for sale	$531

Accounts payable	$69
Borrowings and capital lease obligations	1
Deferred tax liability	2
Other liabilities	24

Liabilities held for sale	$96

The transaction to acquire Dow's equity interest and to transfer the agreed upon assets was completed on June 30, 2005. Upon closing, the remaining elastomers business was renamed DuPont Performance Elastomers L.L.C. (DPE) and became a wholly owned subsidiary of DuPont, continuing to operate the Neoprene, Hypalon®, Kalrez® and Viton® businesses. The asset transfer to Dow resulted in a gain of $25 as the fair value of those assets exceeded their carrying value.

For those periods in which DDE was a consolidated VIE, net sales were $386 and $467 and net income was $17 and $0 in 2005 and 2004, respectively.

For some time, the company had been evaluating both its response to a long-term declining demand for the neoprene product and the anticipated capital investment requirements at the Louisville, Kentucky, facility. The company now plans to consolidate production at its upgraded LaPlace facility by the end of March 2007 at which time neoprene production will cease at the Kentucky site. In 2005, the company recorded a restructuring charge of $34, reflecting severance and related costs for approximately 275 employees, principally at the Louisville site.

14.    Property, Plant and Equipment

December 31,	2005	2004

Buildings	$3,922	$3,765
Equipment	19,530	18,853
Land	429	418
Construction	1,082	942

	$24,963	$23,978

Property, plant and equipment includes gross assets acquired under capital leases of $89 at December 31, 2005 and 2004. Related amounts included in accumulated depreciation were $45 at December 31, 2005 and 2004.

15.    Goodwill and Other Intangible Assets

Goodwill:

The following table summarizes changes in the carrying amount of Goodwill for the year ended December 31, 2005, by reportable segment:

Segment	Balance as of December 31, 2004	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2005

Agriculture & Nutrition	$611	$(4)	$607
Coatings & Color Technologies	816	8	824
Electronic & Communication Technologies	168	5	173
Performance Materials	325	(8)	317
Safety & Protection	148	6	154
Other	14	(2)	12

Total	$2,082	$5	$2,087

Changes in goodwill in 2005 resulted from purchase accounting refinements and other acquisitions and divestitures. In 2005, the company performed its annual impairment tests for goodwill and determined that goodwill impairments did not exist.

Other Intangible Assets:

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2005			December 31, 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Intangible assets subject to amortization (Definite-lived)

Purchased technology	$2,179	$(1,217)	$962	$2,178	$(1,050)	$1,128
Patents	176	(45)	131	164	(35)	129
Trademarks	77	(18)	59	69	(18)	51
Other [1]	550	(176)	374	549	(167)	382

	2,982	(1,456)	1,526	2,960	(1,270)	1,690

Intangible assets not subject to amortization (Indefinite-lived)

Trademarks/tradenames	183	–	183	183	–	183
Pioneer germplasm [2]	975	–	975	975	–	975

	1,158	–	1,158	1,158	–	1,158

	$4,140	$(1,456)	$2,684	$4,118	$(1,270)	$2,848

1
Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances, and noncompetition agreements. Totals include those intangibles obtained through the acquisitions of the remaining interest in Griffin LLC and DuPont Canada, and the formation of The Solae Company (see Note 27).

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

The aggregate amortization expense for definite-lived intangible assets was $230 for 2005, $223 for 2004 and $229 for 2003. The estimated amortization expense for each of the next five years ending December 31 is as follows:

Amount

2006	$230
2007	210
2008	190
2009	165
2010	130

16.    Summarized Financial Information for Affiliated Companies

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2005, are DuPont Teijin Films, DuPont-Toray Company Ltd., and DuPont-Mitsui, all of which are owned 50 percent by DuPont. Dividends received from equity affiliates were $107 in 2005, $60 in 2004 and $58 in 2003.

	Year Ended December 31,

Results of operations	2005	2004		2003

Net sales [1]	$3,789	$6,152		$7,052
Earnings (losses) before income taxes	333	292		(19)
Net income (loss) [2]	207	137		(118)

DuPont's equity in earnings (losses) of affiliates:
Partnerships–pretax [3]	$7	$(88	) [4]	$18
Corporate joint ventures–after tax	101	49		(8)

	$108	$(39)		$10

1
Includes sales to DuPont of $631 in 2005, $764 in 2004 and $1,002 in 2003.

2
Includes losses of $25 in 2005, $52 in 2004 and $120 in 2003 in DuPont Photomasks, Inc., an equity affiliate in which DuPont had approximately a 20 percent ownership interest. DuPont sold its interest in DuPont Photomasks, Inc. in April 2005.

3
Income taxes are reflected in the company's provision for income tax.

4
Includes a charge of $150 for antitrust litigation matters associated with DDE, recorded during the 1st quarter of 2004, when DDE was accounted for as an equity affiliate. (see Notes 1 and 24)

Financial position at December 31,	2005 [1]	2004

Current assets	$1,292	$1,972
Noncurrent assets	1,780	2,811

Total assets	$3,072	$4,783

Short-term borrowings [2]	$606	$734
Other current liabilities	621	932
Long-term borrowings [2]	259	716
Other long-term liabilities	111	305

Total liabilities	$1,597	$2,687

DuPont's investment in affiliates (includes advances)	$844	$1,034

1
Decrease is due primarily to the sale of affiliates in 2005.

2
DuPont's pro rata interest in total borrowings was $425 in 2005 and $631 in 2004, of which $354 in 2005 and $525 in 2004 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 24.

17.    Other Assets

December 31,	2005	2004

Prepaid pension cost (Note 28)	$3,280	$2,487
Intangible pension asset (Note 28)	28	35
Long-term investments in securities	93	106
Deferred income taxes (Note 8)	1,137	1,233
Miscellaneous	366	372

	$4,904	$4,233

Included within long-term investments in securities are securities for which market values are not readily available. Also included in long-term investments in securities are securities classified as available for sale as follows:

December 31,	2005	2004

Cost	$30	$19
Gross unrealized gains	–	4
Gross unrealized losses	(9)	(1)
Fair value	$21	$22

Proceeds from sales of equity securities in 2005 were not material. Proceeds of $12 were received in 2004 from the sale of equity securities, which resulted in a pretax gain of $10. The cost of the securities sold was determined based on the original purchase price.

The table below discloses the fair value and unrealized losses on investments included in Other assets. The book value of investments held less than 12 months with a temporary impairment is included in Miscellaneous. The book value of investments held 12 months or greater with a temporary impairment is included in Long-term investments in securities.

	Less Than 12 Months		12 Months or Greater		Total

Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Marketable equity securities	$15	$4	$5	$5	$20	$9

Marketable Equity Securities

The company's investment in marketable equity securities consists primarily of investments in common stocks of companies in the electronic and communications industry.

The investments in common stock of three companies are in unrealized loss positions. The severity of the impairments and the duration of the impairments were reviewed by the company in relation to industry averages. The company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the company's ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider these investments to be other than temporarily impaired at December 31, 2005.

Investments in Equity Securities Carried at Cost

The aggregate of the company's cost investments totaled $73 at December 31, 2005. None of these investments are considered to be other than temporarily impaired at December 31, 2005.

18.    Accounts Payable

December 31,	2005	2004

Trade payables	$2,138	$2,007
Payables to banks	164	132
Compensation awards	149	152
Miscellaneous	368	370

	$2,819	$2,661

Trade payables includes $65 for 2005 and $78 for 2004 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

19.    Short-Term Borrowings and Capital Lease Obligations

December 31,	2005	2004

Commercial paper	$–	$584
Other loans–various currencies	383	156
Long-term debt payable within one year	986	167
Industrial development bonds	26	26
Capital lease obligations	2	3

	$1,397	$936

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $1,400 and $900 at December 31, 2005 and 2004, respectively. The change in estimated fair value in 2005 was due to an increase in short-term debt, primarily subsidiary borrowings due within one year, and increase in current portion of long-term debt.

Unused short-term bank credit lines were approximately $3,500 and $3,300 at December 31, 2005 and 2004, respectively. These lines support short-term borrowings.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2005 and 2004, was 4.8 percent and 3.5 percent, respectively.

20.    Other Accrued Liabilities

December 31,	2005	2004

Deferred revenue	$662	$760
Payroll and other employee-related costs	652	681
Discounts and rebates	364	354
Accrued other postretirement benefits cost (Note 28)	350	456
Forward hedge liabilities	27	693
Miscellaneous	912	1,110

	$2,967	$4,054

Deferred revenue principally includes advance customer payments related to businesses within the Agriculture & Nutrition segment. The forward hedge liabilities represent the fair value of the company's forward exchange contracts used to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation expenses, employee separation costs in connection with the company's restructuring programs and accrued environmental remediation costs.

21.    Long-Term Borrowings and Capital Lease Obligations

December 31,	2005		2004

U.S. dollar:
Industrial development bonds due 2006-2029 [1]	$82	[3]	$308
Medium-term notes due 2013-2048 [2]	451		615	[3]
8.25% notes due 2006 [4]	198	[3]	205
6.75% notes due 2007 [4]	483		486
3.375% notes due 2007 [4]	392		399
5.75% notes due 2009	200		200
5.88% notes due 2009 [4]	413		432
6.88% notes due 2009 [4]	880		885
4.125% notes due 2010 [4]	901		908
4.75% notes due 2012	400		400
4.875% notes due 2014 [4]	485		507
6.50% debentures due 2028	298		298
Other loans (average interest rate of 4.7 percent) [3,5]	548		–
Other Loans (denominated in foreign currencies)
Australian dollar loans (average interest rates of 5.9 percent) [5]	56		–
Canadian dollar loans (average interest rate of 3.7 percent) [5]	128		–
Euro loans (average interest rate of 2.6 percent) [3,5]	1,461		–
Mexican peso loans (average interest rate of 9.3 percent) [5]	185		–
Taiwan dollar loans (average interest rate of 1.8 percent) [5]	115		–
Thai baht loans (average interest rate of 4.9 percent) [5]	27		–
Other loans (various currencies)	49		39
Capital lease obligations	17		33

	$7,769		$5,715

Less short-term portion of long-term debt	986		167

Total	$6,783		$5,548

1
Average interest rates on industrial development bonds for December 31, 2005 and 2004, were 4.9 percent and 5.8 percent, respectively.

2
Average interest rates on medium-term notes at December 31, 2005 and 2004, were 4.8 percent and 4.0 percent, respectively.

3
Includes long-term debt due within one year.

4
The company has outstanding interest rate swap agreements with notional amounts totaling $2,897. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of the swaps at December 31, 2005 and 2004, was $(8) and $65, respectively.

5
Subsidiary borrowings increased in 2005 primarily to support the repatriation of foreign subsidiary earnings under AJCA. The majority of these borrowings will be repaid in 2008.

Maturities of long-term borrowings, together with sinking fund requirements, are $1,576, $1,058, $1,520 and $928 for the years 2007, 2008, 2009 and 2010, respectively, and $1,684 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $6,900 and $5,900 at December 31, 2005 and 2004, respectively. The change in estimated fair value in 2005 was due to an increase in long-term debt, primarily subsidiary borrowings.

22.    Other Liabilities

December 31,	2005	2004

Accrued other postretirement benefits cost (Note 28)	$4,311	$4,369
Reserves for employee-related costs	1,928	1,931
Accrued environmental remediation costs	266	283
Miscellaneous	1,936	2,109

	$8,441	$8,692

Miscellaneous other liabilities include asset retirement obligations, litigation reserves, tax contingencies, and certain obligations related to divested businesses.

23.    Minority Interests

Changes in Minority interest reflect Dow's interest in DDE. At December 31, 2004, DDE was consolidated as a VIE. In 2005, certain assets of DDE were sold to Dow, at which time DDE became a wholly owned subsidiary and was renamed DuPont Performance Elastomers. See Note 13 for additional details.

24.    Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of December 31, 2005 is $16. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability for 2005:

Balance–December 31, 2004	$14
Settlements (cash & in kind)	(22)
Aggregate changes–issued 2005	24

Balance–December 31, 2005	$16

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2005 and 2004 is $103 and $99, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnifications balance of $103 at December 31, 2005. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a standalone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2005, the company had directly guaranteed $586 of such obligations, plus $288 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.

The fair value of the guarantees that have been issued or modified since the company's adoption of FASB Interpretation No. 45 on January 1, 2003, is not material. As of December 31, 2005, the liabilities recorded for these obligations were not material. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 54 percent of the $232 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2005:

Guarantees	Short- Term	Long- Term	Total

Obligations for customers, suppliers and other unaffiliated companies [1]:
Bank borrowings (terms up to 7 years)	$99	$130	$229
Revenue bonds (term 3 years)	–	3	3

Obligations for equity affiliates [2]:
Bank borrowings (terms up to 8 years)	240	76	316
Leases on equipment and facilities (terms up to 6 years)	–	38	38

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	339	247	586

Obligations for divested subsidiaries and affiliates [3]:
Conoco (terms from 4-22 years)	–	178	178
Consolidation Coal Sales Company (term 6 years)	–	103	103
INVISTA (terms up to 2 years)	7	–	7

Total obligations for divested subsidiaries and affiliates	7	281	288

	$346	$528	$874

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

As of December 31, 2005, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $100 at December 31, 2005. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At December 31, 2005, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $276, $151, $122, $80, and $73 for the years 2006, 2007, 2008, 2009 and 2010 respectively, and $103 for subsequent years, and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $3. Net rental expense under operating leases was $265 in 2005, $272 in 2004 and $269 in 2003.

Asset Retirement Obligations

The company has recorded asset retirement obligations primarily associated with closure, reclamation, and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies.

Set forth below is a reconciliation of the company's estimated asset retirement obligation:

Balance–January 1, 2004	$62

Liabilities incurred	1
Accretion expense	3
Revisions in estimated cash flows	1
INVISTA obligations	(7)
Liabilities settled in 2004	(4)

Balance–December 31, 2004	$56

Liabilities incurred	5
Accretion expense	4
Revisions in estimated cash flows	(2)
Liabilities settled in 2005	(5)

Balance–December 31, 2005	$58

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases at December 31,

	2005	2004	2003

Filed	–	1	3
Resolved	30	4	11
Pending	63	93	96

In October 2005, DuPont settled ten of the cases filed in Florida state court alleging plant damage for a total of $8. Ten cases remain pending in Florida state court, involving Costa Rican fern growers who allege that Benlate® damaged their crops, one of which is scheduled for trial in March 2006 and will address two of the ten pending cases.

Twenty-four of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Plaintiffs are appealing the Florida federal court's dismissal of 16 of the reopener cases. One of the two cases pending in Florida state court is scheduled for trial in June 2006. In December 2005 the Ninth Circuit Court of Appeals reversed the Hawaii federal court's dismissal of the five reopener cases before it. The remaining case in Hawaii state court was settled in part for $1.2. The remainder of this case was dismissed on DuPont's motion. Plaintiffs are expected to appeal this dismissal.

In one of the three cases involving allegations that Benlate® caused birth defects to children exposed in utero pending before it, the Delaware state court granted the company's motion to dismiss due to insufficient scientific support for causation. Plaintiffs have appealed and the court has stayed the other two cases pending the outcome of the appeal.

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. One case was tried in late 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company's favor in both cases. Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. Hearings are ongoing in this matter.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2005, the company has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time. At December 31, 2005, no reserves exist for Benlate® litigation matters.

PFOA

EPA Complaints

In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA, (collectively, perflurooctanoic acids and its salts, including the ammonium salt). The first complaint related to information about PFOA for a period beginning in June 1981 through March 2001; the second related to information about PFOA for a period beginning in late July 2004 to mid-October 2004. In December 2005, the parties entered into a settlement agreement to resolve the four original counts set forth in the complaints and four additional counts raised by the EPA in 2005. As a result in 2005, the company established reserves of $16.5 to fund its obligations under the settlement agreement. The agreement requires the company to pay civil fines of $10.25 and fund two Supplemental Environmental projects at a total cost of $6.25. The company paid the civil fines of $10.25 in January 2006 and expects that the projects will be completed, and the costs of $6.25 incurred, over a three year period ending December 31, 2009.

Department of Justice; Grand Jury Subpoena

On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ) relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. DuPont has been and will continue to be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue at least through 2006.

West Virginia Class Action

In August 2001, a class action was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established reserves of $108 in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

In July 2005, the company paid the plaintiffs' attorneys' fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study (estimated to cost $5 which has been placed in an interest bearing escrow account) by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. In addition, the company is providing state-of-the art water treatment systems (estimated to cost $13 of which $10 has been placed in an interest bearing escrow account) designed to reduce the level of PFOA in water to six area water districts. The company is funding a bottled water program (estimated to cost $2) for residents in one water district on an interim basis until the installation of the water treatment systems. During 2005, the company increased its reserves relating to this matter by $5 and, as a result of the payments and activities undertaken pursuant to the settlement agreement, the reserves balance at December 31, 2005 was $16, including the $15 placed in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. However, there can be no assurance as to what the independent science panel will conclude.

Consumer Products Class Actions

	Status of Cases at December 31,

	2005	2004	2003

Filed	15	0	0
Resolved	0	0	0
Pending	15	0	0

In 2005, 15 intrastate class actions were filed on behalf of consumers that have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed in Colorado, Florida, Illinois, Iowa, Massachusetts, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, South Carolina and Texas; and two were filed in California. The actions are at preliminary stages and none of the courts have issued rulings certifying any of the classes.

The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing "to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers" and that DuPont has liability based on state law theories of negligence and strict liability. The actions allege that Teflon® contained or released harmful and dangerous substances, including a chemical (PFOA) alleged to have been determined to be "likely" to cause cancer in humans. The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys' fees and other relief.

In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages. No additional pleadings have been filed.

The company believes that the 15 class actions and the motion filed in Quebec are without merit and, therefore, believes it is not probable that it will incur material losses related to these actions. Therefore, at December 31, 2005, the company had not established any reserves related to these matters.

Elastomers Antitrust Matters

Investigations of the U.S., European Union and Canadian synthetic rubber markets for possible antitrust violations are ongoing. These investigations included DuPont Dow Elastomers, LLC (DDE), as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets. DDE was a joint venture between The Dow Chemical Company and DuPont. DDE and DuPont were named in related civil litigation.

In April 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE's response to these investigations and the related litigation, and DuPont agreed to a disproportionate share of the venture's liabilities and costs related to these matters. Consequently, DuPont bears any potential liabilities and costs up to the initial $150. Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers LLC (DPE). See Note 13.

DDE resolved all criminal antitrust allegations against it related to PCP in the United States through a plea agreement with the Department of Justice (DOJ) in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, may be paid in six equal, annual installments. The first installment was paid in 2005. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ's investigation. DDE responded to investigations from European Union and Canadian antitrust authorities and DPE continues to cooperate with the authorities.

In November 2004, the court approved the settlement reached by DDE and attorneys for the class of federal antitrust litigation related to PCP for $42, including attorneys' fees and costs. DDE also reached a settlement with attorneys for the class of federal antitrust litigation related to EPDM for $24.6, including attorneys' fees and costs. The court approved the EPDM settlement in May 2005. Including these settlements, the company has paid $93 related to civil lawsuits and claims through December 31, 2005. Certain claims are still pending.

As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses. At December 31, 2005, the balance of the reserves was $153 which includes $70 for the remaining 5 installment payments yet to be made under the plea agreement with the DOJ. Given the uncertainties inherent in predicting the outcome of these matters and the likelihood of additional future claims, if any, it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2005 and 2004, the Consolidated Balance Sheet includes a liability of $343 and $359, respectively, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2005.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

25.    Stockholders' Equity

In 2005, the company purchased and retired 9.9 million shares at a cost of approximately $505 under the $2 billion share buyback that was approved by the Board of Directors in June 2001. Total purchases under this plan as of December 31, 2005 were 20.5 million shares at a cost of approximately $962. Management has not established a timeline for the buyback of the remaining stock under this plan.

In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. On October 24, 2005, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) under which the company agreed to repurchase from Goldman Sachs shares of DuPont's outstanding common stock for an aggregate purchase price of approximately $3,025. Management has not established a timeline for the buyback of the remaining stock under this plan.

Under the October 24, 2005 agreement, the company purchased and retired 75.7 million shares of DuPont's common stock on October 27, 2005 at a price per share of $39.62 with Goldman Sachs purchasing an equivalent number of shares in the open market over the nine-month period ending July 27, 2006.

On August 1, 2006, the company may receive from, or be required to pay to, Goldman Sachs a price adjustment that may be settled, at the company's option, in cash or shares of its common stock. The price adjustment is based upon the difference between the volume weighted average price (VWAP) of DuPont common stock during the nine-month purchase period and $39.62, multiplied by the number of shares purchased by Goldman Sachs. If the VWAP is less than $39.62, then Goldman Sachs will owe an adjustment to the company; conversely if the VWAP exceeds $39.62, the company will owe Goldman Sachs. Through December 31, 2005, Goldman had purchased 18.1 million shares with a VWAP of $42.77. If Goldman Sachs purchased the remaining 57.6 million shares at the December 30, 2005 closing price of $42.50, then the company would owe Goldman Sachs a price adjustment of $223 million upon settlement, payable in cash or shares of the company's common stock. The repurchase agreement caps the number of shares that could be required to be issued at 75 million. The number of shares that would be required to satisfy the obligations must be treated as outstanding for purposes of calculating diluted earnings per share. Therefore, 5.2 million shares of the company's common stock attributable to the accelerated repurchase agreement were treated as outstanding for purposes of calculating diluted earnings per share.

The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement in cash or shares, the price adjustment will be recorded as equity.

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2005:

Shares of common stock	Issued	Held In Treasury

Balance January 1, 2003	1,080,981,877	(87,041,427)

Issued	3,343,890
Treasury stock
Acquisition		(215)
Retirement	(215)	215

Balance December 31, 2003	1,084,325,552	(87,041,427)

Issued	7,656,496
Treasury stock
Acquisition		(10,600,000)
Retirement	(10,600,000)	10,600,000

Balance December 31, 2004	1,081,382,048	(87,041,427)

Issued	10,933,652
Treasury stock
Acquisition		(85,664,134)
Retirement	(85,664,134)	85,664,134

Balance December 31, 2005	1,006,651,566	(87,041,427)

The pretax, tax and after-tax effects of the components of Accumulated other comprehensive income are shown below:

	Pretax	Tax	After-tax

2005
Cumulative translation adjustment	$(109)	$–	$(109)
Net revaluation and clearance of cash flow hedges to earnings	(3)	1	(2)
Minimum pension liability adjustment	7	20	27
Net unrealized losses on securities	(17)	6	(11)

Other comprehensive loss	$(122)	$27	(95)

2004
Cumulative translation adjustment	$74	$–	$74
Net revaluation and clearance of cash flow hedges to earnings	19	(7)	12
Minimum pension liability adjustment	1,920	(675)	1,245
Net unrealized gains on securities	11	(4)	7

Other comprehensive income	$2,024	$(686)	$1,338

2003
Cumulative translation adjustment	$114	$–	$114
Net revaluation and clearance of cash flow hedges to earnings	41	(16)	25
Minimum pension liability adjustment	1,311	(453)	858
Net unrealized gains on securities	8	1	9

Other comprehensive income	$1,474	$(468)	$1,006

Balances of related after-tax components comprising Accumulated other comprehensive loss are summarized below:

December 31,	2005	2004	2003

Cumulative translation adjustment	$79	$188	$114
Net revaluation and clearance of cash flow hedges to earnings	2	4	(8)
Minimum pension liability adjustment	(594)	(621)	(1,866)
Net unrealized (losses) gains on securities	(5)	6	(1)

	$(518)	$(423)	$(1,761)

26.    Compensation Plans

In January 2002, the Board of Directors approved a 2002 Bicentennial Corporate Sharing Program and awarded, to all eligible employees, a one-time "fixed and determinable" grant to acquire 200 shares of DuPont common stock at the fair market value on the date of grant ($44.50 per share). The option terms are exercisable 18 months after date of grant and expire 10 years from date of grant. During all but the last six months of the ten-year option term, these options cannot be exercised until a market price of $53.40 per share of DuPont common stock is achieved for a period of five consecutive trading days. In 2005, these options met the $53.40 per share hurdle price and, as a result, became "Fixed" and exercisable. There are no additional shares that may be subject to option under existing programs.

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

The maximum number of shares that may be subject to option for any consecutive five-year period is 72 million shares. Subject to this limit, additional shares that may have been made subject to options or restricted stock units were 41,659,711 for 2005, 36,935,385 for 2004 and 29,606,134 for 2003.

The following table summarizes stock option activity for the last three years:

	Number of Shares	Weighted- Average Price

January 1, 2003	92,257,609	$45.25
Granted	12,079,909	$37.14
Exercised	2,337,712	$25.98
Forfeited	1,959,630	$44.37

December 31, 2003	100,040,176	$44.74

Granted	7,552,301	$43.62
Exercised	7,112,285	$28.93
Forfeited	2,096,389	$44.89

December 31, 2004	98,383,803	$45.79

Granted	7,305,688	$47.99
Exercised	10,096,785	$35.81
Forfeited	2,650,179	$50.99

December 31, 2005	92,942,527	$46.90

Options exercisable and weighted-average exercise prices at the end of the last three years and the weighted-average fair values of options granted are as follows:

	2005	2004	2003

Number of shares at year-end	72,183,632	44,592,980	48,498,026
Weighted-avg. price at year-end	$46.30	$47.04	$45.11
Weighted-avg. fair value of options granted during year	$8.78	$8.18	$8.98

The fair value of options granted is calculated using the Black-Scholes option pricing model. Assumptions used were as follows:

	2005	2004	2003

Dividend yield	2.9%	3.2%	3.6%
Volatility	23.35%	26.4%	28.1%
Risk-free interest rate	3.7%	3.0%	3.4%
Expected life (years)	4.5	4.5	6.2

The following table summarizes information concerning currently outstanding and exercisable options:

December 31, 2005	Exercise Price $17.49- $26.24	Exercise Price $27.35- $41.03	Exercise Price $41.25- $61.88	Exercise Price $62.25- $82.09

Options outstanding	166,771	17,270,216	74,448,119	1,057,421
Weighted-avg. remaining contractual life (years)	1.34	5.47	4.16	2.82
Weighted-avg. price	$22.67	$38.79	$48.45	$73.85
Options exercisable	166,771	14,174,369	57,004,821	837,671
Weighted-avg. price	$22.67	$39.01	$47.77	$74.23

Restricted stock or stock units may also be granted as a component of competitive long-term compensation. Typically, restricted stock vests over periods ranging from two to five years. The number and weighted-average grant-date fair value of restricted stock awards are as follows:

	2005	2004	2003

Number of restricted stock awards	980,725	974,697	256,115
Weighted-avg. grant-date fair value	$47.94	$43.61	$37.76

In 2005, the company granted 252,700 performance-vested restricted stock units at the market price ($48.05 per unit) to senior leadership. Vesting is based upon attainment of established corporate objectives at the conclusion of the three-year performance period. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. Dividend equivalents will also be granted as shares of DuPont common stock upon vesting.

Awards under the company's Global Variable Compensation Plan may be granted in stock and/or cash to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $129 for 2005, $165 for 2004 and $137 for 2003. Amounts credited to the Global Variable Compensation Fund are dependent on company earnings and are subject to maximum limits as defined by the plan. In accordance with the terms of the Global Variable Compensation Plan, 1,203,142 shares of common stock are awaiting delivery from awards for 2005 and prior years.

In addition, the company has other variable compensation plans under which cash awards may be granted. The most significant of these plans are the company's U.S. Regional Variable Compensation Plan and Pioneer's Annual Reward Program Plan. Such awards were $69 for 2005, $85 for 2004 and $78 for 2003.

27.    Investing Activities

2005 and 2004 Acquisitions

During 2005, the company completed the acquisition of 12 businesses for a cost of $206, net of cash acquired. During 2004, the company completed the acquisition of 13 businesses for a cost of $119, net of cash acquired. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements from their respective dates of acquisition. Goodwill recognized in these transactions amounted to $5 in 2005 and $28 in 2004, respectively. Identified intangibles included in these transactions amounted to $40 in 2005 and $86 in 2004, respectively. These acquisitions did not have a material effect on the Consolidated Financial Statements.

2003 Acquisitions

Griffin LLC

On November 6, 2003, the company acquired for a cash payment of $13 (net of $18 cash acquired) Griffin Corporation's 49 percent ownership interest in Griffin LLC thereby becoming the sole owner. The results of Griffin LLC's operations have been included in the Consolidated Financial Statements since that date. Prior to November 6, 2003, Griffin LLC was accounted for as an equity affiliate. The business has been integrated into the company's Agriculture & Nutrition segment.

The following table summarizes the fair values of the 49 percent of assets acquired and liabilities assumed at the date of acquisition.

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

Indefinite-lived intangible assets of $4 were acquired related to trademarks that are not subject to amortization. $80 of acquired definite-lived intangible assets have a weighted-average useful life of approximately 13 years. This includes customer relationships of $58 (12-year weighted-average useful life), patents of $3 (8-year weighted-average useful life), purchased technology of $18 (18-year weighted-average useful life) and other intangible assets of $1 (4-year weighted-average useful life).

$4 was allocated to purchased in-process research and development. In accordance with SFAS No. 2,"Accounting for Research and Development Costs," as interpreted by FASB Interpretation No. 4, the amounts assigned to purchased in-process research and development meeting the prescribed criteria were charged to Cost of goods sold and other operating charges at the date of acquisition.

$706 of goodwill was assigned as follows: Agriculture & Nutrition–$30; Coatings & Color Technologies–$86; Electronic & Communication Technologies–$60; Textiles & Interiors–$281; Performance Materials–$218; Safety & Protection–$17 and Other–$14. The goodwill is non-deductible for tax purposes. Factors that contributed to a purchase price resulting in the recognition of goodwill included the protective rights of minority shareholders under Canadian law, the potential impact such rights would have had on the company's plans to separate INVISTA, and the strengthening of the Canadian dollar versus the USD from the date the tender offer commenced to the date shares were acquired.

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

In May 2003, as part of the plan of formation, The Solae Company acquired approximately 82 percent of Bunge Limited's Brazilian ingredients operations for $256. The results of these Bunge operations have been included in the Consolidated Financial Statements since that date. Pursuant to a tender offer, The Solae Company acquired an additional 16 percent ownership interest for $42 in November 2003. The remaining shares were acquired for approximately $2 in December 2003. Acquisition related costs were $3. During the first three years of the venture, Bunge has an option to increase its ownership to

40 percent. Additional minority interest would be recorded should Bunge choose to exercise the option. Bunge's option to increase its ownership will expire in April 2006.

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

Proceeds from Sales of Assets

Proceeds from sales of assets, net of cash sold, in 2005 were $312 which principally included $110 from the sale of DuPont's share in DuPont Sabanci International, LLC and $98 from the sale of the company's remaining interest in DuPont Photomasks, Inc.

During 2004, the company received proceeds from the sale of assets, net of cash sold, of $3,908, primarily attributed to $3,840 from the sale of Textiles & Interiors assets. See Note 5 for further information.

There were no significant sales of assets in 2003.

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

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, under insurance policies, or by book reserves.

Other Postretirement Benefits

The parent company and certain subsidiaries provide medical, dental, and life insurance benefits to pensioners and survivors. The associated plans are unfunded and the cost of the approved claims are paid from company funds. Essentially all of the cost and liabilities are attributable to the U.S. parent company plans. These plans are contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the medical and dental cost coverage.

Obligations and Funded Status at December 31,

Summarized information on the company's postretirement plans is as follows:

	Pension Benefits				Other Benefits

	2005		2004		2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$21,757		$21,196		$4,807	$5,064
Service cost	349		351		33	36
Interest cost	1,160		1,198		261	266
Plan participants' contributions	11		12		123	97
Actuarial loss (gain)	1,537		1,409		(600)	441
Foreign currency exchange rate changes	(402)		275		1	(1)
Benefits paid	(1,503)		(1,528)		(518)	(532)
Amendments	3		6		(19)	(526)[1]
Net effects of acquisitions/divestitures	23		(1,162)		1	(38)

Benefit obligation at end of year	$22,935		$21,757		$4,089	$4,807

Change in plan assets
Fair value of plan assets at beginning of year	$18,250		$17,967		$–	$–
Actual gain on plan assets	2,038		2,182		–	–
Foreign currency exchange rate changes	(261)		187		–	–
Employer contributions	1,253		709		395	435
Plan participants' contributions	11		12		123	97
Benefits paid	(1,503)		(1,528)		(518)	(532)
Net effects of acquisitions/divestitures	4		(1,279)		–	–

Fair value of plan assets at end of year	$19,792		$18,250		$–	$–

Funded status:
U.S. plans with plan assets	$(1,335)		$(1,639)		$–	$–
Non-U.S. plans with plan assets	(385)		(406)		–	–
All other plans	(1,423	) [2]	(1,462	) [2]	(4,089)	(4,807)

Total	$(3,143)		$(3,507)		$(4,089)	$(4,807)
Unrecognized prior service cost	211		247		(1,432)	(1,569)
Unrecognized actuarial loss	5,275		4,754		860	1,551
Unrecognized transition asset	(2)		(2)		–	–

Net amount recognized	$2,341		$1,492		$(4,661)	$(4,825)

Amounts recognized in the Consolidated Balance Sheet consist of:
Prepaid benefit cost	$3,280		$2,487		$–	$–
Accrued benefit cost	(1,810)		(1,880)		(4,661)	(4,825)
Intangible asset	28		35		–	–
Accumulated other comprehensive income	843		850		–	–

Net amount recognized	$2,341		$1,492		$(4,661)	$(4,825)

1
In January 2004, the company amended its U.S. parent company medical plan to be secondary to Medicare for prescription drug coverage beginning in 2006 for eligible retirees and survivors.

2
Includes pension plans maintained around the world where full funding is not permissible or customary.

The accumulated benefit obligation for all pension plans is $20,789 and $19,740 at December 31, 2005, and 2004, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2005	2004

Projected benefit obligation	$22,268	$21,084
Accumulated benefit obligation	20,177	19,115
Fair value of plan assets	19,026	17,505

Information for pension plans with accumulated benefit obligations in excess of plan assets	2005	2004

Projected benefit obligation	$4,219	$4,271
Accumulated benefit obligation	3,838	3,827
Fair value of plan assets	2,088	2,061

	Pension Benefits

Components of net periodic benefit cost (credit)
	2005	2004	2003

Service cost	$349	$351	$342
Interest cost	1,160	1,198	1,223
Expected return on plan assets	(1,416)	(1,343)	(1,368)
Amortization of transition asset	(1)	(5)	(8)
Amortization of unrecognized loss	304	306	237
Amortization of prior service cost	37	42	51
Curtailment/settlement (gain) loss	(1)	448	77

Net periodic benefit cost	$432	$997	$554

	Other Benefits

Components of net periodic benefit cost (credit)
	2005	2004	2003

Service cost	$33	$36	$44
Interest cost	261	266	334
Amortization of unrecognized loss	79	56	64
Amortization of prior service cost	(155)	(163)	(153)
Curtailment/settlement (gain) loss	–	(436)	1

Net periodic benefit cost (credit)	$218	$(241)	$290

	Pension Benefits

Additional information	2005	2004

Decrease in minimum liability included in Accumulated other comprehensive income	$(7)	$(1,920)

	Pension Benefits		Other Benefits

Weighted-average assumptions used to determine benefit obligations at December 31,
	2005	2004	2005	2004

Discount rate	5.30%	5.58%	5.50%	5.75%
Rate of compensation increase	4.31%	4.29%	4.50%	4.50%

	Pension Benefits		Other Benefits

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,
	2005	2004	2005	2004

Discount rate	5.58%	6.06%	5.75%	6.25%
Expected return on plan assets	8.74%	8.85%	–	–
Rate of compensation increase	4.29%	4.29%	4.50%	4.49%

The discount rate and the rate of compensation increase used to determine the benefit obligation in the U.S. are 5.50 percent and 4.50 percent, respectively, for 2005 and 5.75 percent and 4.50 percent, respectively for 2004. For determining U.S. plans net periodic costs, the discount rate, expected return on plan assets and the rate of compensation increase are 5.75 percent, 9.0 percent, and 4.50 percent for 2005 and 6.25 percent, 9.0 percent and 4.50 percent for 2004.

The company utilizes published long-term high quality corporate bond indices to determine the discount rate at measurement date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

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

Assumed health care cost trend rates at December 31,	2005	2004

Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2011	2010

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on total of service and interest cost	$7	$(8)
Effect on postretirement benefit obligation	82	(88)

In 2005, the company updated the mortality tables used for most U.S. plans. The impacts of this change in mortality tables and lower discount rates were more than offset by the effects of favorable investment and other economic experience under these plans.

Plan Assets

The strategic asset allocation targets of the company's pension plans as of December 31, 2005, and the weighted-average asset allocation of these plans at December 31, 2005, and 2004, by asset category are as follows:

		Plan Assets at December 31,

	Strategic Target
Asset Category		2005	2004

Equity securities	58%	59%	59%
Debt securities	29%	30%	28%
Real estate	5%	4%	4%
Other*	8%	7%	9%

Total	100%	100%	100%

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

The company's pension plans directly held $426 (2 percent of total plan assets) and $491 (3 percent of total plan assets) of DuPont common stock at December 31, 2005 and 2004, respectively.

Cash Flow

Contributions

In 2005, the company contributed $1,253 to its pension plans, including a $1,000 contribution to its principal U.S. pension plan. No contributions are required or expected to be made to the principal U.S. pension plan trust fund in 2006. The company will also continue to monitor asset values during the year. The company will monitor the pension funding legislation in the U.S., but the company does not anticipate that this legislation will have a material near term impact on required or voluntary contributions. The company expects to contribute approximately $280 to its pension plans other than the principal U.S. pension plan and expects to make cash payments of $350 under its other postretirement benefit plans in 2006.

In 2004 the company made contributions of $709 to its pension plans, including a $300 contribution to its principal U.S. pension plan. In 2003, the company contributed $460 to pension plans other than the principal U.S. pension plan. There were no contributions made to the principal U.S. pension plan during 2003.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits

2006	$1,449	$350
2007	1,432	347
2008	1,420	340
2009	1,417	338
2010	1,417	337
Years 2011 – 2015	$7,360	$1,639

Defined Contribution Plan

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP, and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement, and any eligible employee of the company may participate. The company will contribute an amount equal to 50 percent of the first 6 percent of the employee's contribution election. The company's contributions to the Plan were $51, $53 and $60 for years ended December 31, 2005, 2004, and 2003, respectively. The company's contributions vest immediately upon contribution to the plan.

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

The company hedges certain business-specific foreign currency exposures as well as foreign currency denominated monetary assets and liabilities. In addition, the company enters into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

In January 2004, the company terminated its broad-based foreign currency revenue hedging program, as well as its programs to hedge natural gas purchases. All outstanding foreign currency and natural gas hedging positions related to these contracts expired during 2004. In October 2005, the company re-approved the use of financial derivatives to hedge exposure to price fluctuations for certain energy feedstock purchases. However, at December 31, 2005, the company had not entered into any derivative instruments with respect to this program.

Fair Value Hedges

During the year ended December 31, 2005, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments that allow the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest expense. The company maintains no other fair value hedges.

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

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2005 is a pretax gain of $3. During 2005, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The amount reclassified to earnings for forecasted transactions that did not occur was a loss of approximately $32 in 2005 and is recorded in Other income. The following table summarizes the effect of cash flow hedges on Accumulated other comprehensive income (loss) for 2005:

	Pretax	Tax	After-tax

Beginning balance	$6	$(2)	$4
Additions and revaluations of derivatives designated as cash flow hedges	8	(3)	5
Clearance of hedge results to earnings	(11)	4	(7)

Ending balance	$3	$(1)	$2

Portion of ending balance expected to be reclassified into earnings over the next twelve months	$3	$(1)	$2

Hedges of Net Investment in a Foreign Operation

During the year ended December 31, 2005, the company has not maintained any hedges of net investment in a foreign operation.

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

In 2003, in conjunction with the acquisition of the 23.88 percent minority interest in DuPont Canada (see Note 27), the company entered into option contracts to purchase 1.0 billion Canadian dollars for about $700, in order to protect against adverse movements in the USD/Canadian dollar exchange rate. The changes in fair values of these contracts were included in income in the period the change occurred. The contracts expired during the second quarter 2003 resulting in a pretax exchange gain of $30.

Currency Risk

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to monetary assets and liabilities of its operations that are denominated in currencies other than the designated functional currency. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

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

Interest rate swaps involve the exchange of fixed for floating rate interest payments that are fully integrated with underlying fixed-rate bonds or notes to effectively convert fixed rate debt into floating rate debt based on three- or six-month USD LIBOR.

At December 31, 2005, the company had entered into interest rate swap agreements with total notional amounts of approximately $2,900, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on three- or six-month USD LIBOR.

Interest rate swaps did not have a material effect on the company's overall cost of borrowing at December 31, 2005 and 2004. See Note 21 for additional descriptions of interest rate swaps.

Commodity Price Risk

The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

30.    Geographic Information

	2005		2004		2003

	Net Sales [1]	Net Property [2]	Net Sales [1]	Net Property [2]	Net Sales [1]	Net Property [2,3]

United States	$11,129	$7,131	$11,591	$7,161	$12,117	$7,452

Europe
Belgium	$200	$144	$231	$133	$242	$115
Germany	2,040	359	2,047	390	1,946	528
France	986	124	996	130	982	133
Italy	799	26	876	28	959	29
Luxembourg	53	186	39	188	27	181
Netherlands	192	228	175	215	187	375
Spain	457	248	504	208	484	347
United Kingdom	657	124	697	68	710	714
Other	2,312	251	2,428	248	1,885	227

Total	$7,696	$1,690	$7,993	$1,608	$7,422	$2,649

Asia Pacific
China/Hong Kong	$1,198	$175	$1,197	$138	$1,232	$232
India	287	18	287	15	198	16
Japan	1,107	98	1,183	88	899	81
Taiwan	391	112	564	107	792	547
Korea	563	63	526	54	509	51
Singapore	147	46	168	53	128	343
Other	822	45	800	51	784	53

Total	$4,515	$557	$4,725	$506	$4,542	$1,323

Canada & Latin America
Brazil	$1,055	$270	$920	$251	$860	$481
Canada	897	171	875	243	894	676
Mexico	698	198	581	169	568	169
Argentina	241	29	232	29	221	85
Other	408	263	423	257	372	185

Total	$3,299	$931	$3,031	$949	$2,915	$1,596

Total	$26,639	$10,309	$27,340	$10,224	$26,996	$13,020

1
Net sales are attributed to countries based on location of customer.

2
Includes property, plant and equipment less accumulated depreciation.

3
Includes INVISTA assets held for sale.

31.    Segment Information

The company has six reporting segments. Five of the segments constitute the company's growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials, and Safety & Protection. The Pharmaceuticals segment is limited to income from the company's interest in two drugs, Cozaar® and Hyzaar®. Beginning in 2005, financial transactions related to the remaining assets of Textiles & Interiors are included in Other.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains, and soy protein); Coatings & Color Technologies (automotive finishes, industrial coatings and white pigments); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers, and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films, and elastomers); Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as Other income); and Safety & Protection (specialty and industrial chemicals, nonwovens, aramids, and solid surfaces). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the 2005 organizational structure. Segment sales include transfers and a pro rata share of equity affiliates' sales. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest, and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net permanent investment, and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets discussed in Note 4. Expenditures for long-lived assets exclude Investments in affiliates and include payments for Property, plant and equipment as part of business acquisitions (see Note 27).

	Agriculture & Nutrition	Coatings & Color Technologies	Electronic & Communication Technologies	Performance Materials	Pharma- ceuticals	Safety & Protection	Textiles & Interiors	Other	Total [1]

2005
Segment sales	$6,394	$6,234	$3,506	$6,750	$–	$5,230	N/A	$52	$28,166
Less transfers	–	(57)	(90)	(74)	–	(73)	N/A	–	(294)
Less equity affiliate sales	(76)	(27)	(251)	(794)	–	(85)	N/A	–	(1,233)

Net sales	6,318	6,150	3,165	5,882	–	5,072	N/A	52	26,639
Pretax operating income (loss) [2]	862	564	532	523	751	980	N/A	(78)	4,134
Depreciation and amortization	443	212	151	200	–	181	N/A	–	1,187
Equity in earnings of affiliates	(2)	1	37	29	–	17	N/A	9	91
Provision for (benefit from) income taxes	85	170	142	135	263	284	N/A	(13)	1,066
Segment net assets	6,084	3,633	2,189	3,563	169	2,686	N/A	148	18,472
Affiliate net assets	41	5	283	756	43	84	N/A	58	1,270
Expenditures for long-lived assets	283	292	180	185	–	266	N/A	2	1,208

2004
Segment sales	$6,244	$6,028	$3,279	$6,633	$–	$4,696	$3,250	$44	$30,174
Less transfers	–	(57)	(81)	(102)	–	(90)	(210)	(13)	(553)
Less equity affiliate sales	(79)	(46)	(284)	(876)	–	(64)	(932)	–	(2,281)

Net sales	6,165	5,925	2,914	5,655	–	4,542	2,108	31	27,340
Pretax operating income (loss) [3]	769	718	192	295	681	837	(515)	(242)	2,735
Depreciation and amortization	434	209	149	234	–	179	–	–	1,205
Equity in earnings of affiliates	(4)	3	29	(100)	–	13	71	(2)	10
Provision for (benefit from) income taxes	100	240	51	168	238	276	(280)	(61)	732
Segment net assets	6,318	3,761	2,230	3,721	159	2,645	403	218	19,455
Affiliate net assets	38	17	383	773	36	74	355	10	1,686
Expenditures for long-lived assets	238	217	135	214	–	215	63	1	1,083

2003
Segment sales	$5,468	$5,503	$2,892	$5,376	$–	$4,077	$6,937	$15	$30,268
Less transfers	–	(52)	(40)	(133)	–	(122)	(588)	(5)	(940)
Less equity affiliate sales	(152)	(71)	(233)	(1,143)	–	(58)	(675)	–	(2,332)

Net sales	5,316	5,380	2,619	4,100	–	3,897	5,674	10	26,996
Pretax operating income (loss) [4]	671	735	183	410	571	805	(1,892)	(220)	1,263
Depreciation and amortization	425	227	156	161	–	173	356	6	1,504
Equity in earnings of affiliates	(7)	3	8	9	–	14	(277)	–	(250)
Provision for (benefit from) income taxes	124	253	35	143	216	270	(569)	(70)	402
Segment net assets	6,508	3,641	2,408	3,809	140	2,530	4,923	129	24,088
Affiliate net assets	33	46	324	1,201	38	100	1,049	–	2,791
Expenditures for long-lived assets	593	214	129	167	–	303	580	7	1,993

1
A reconciliation of the totals reported for the reporting segments to the applicable line items on the Consolidated Financial Statements is as follows:

Pretax operating income to income before income taxes and minority interests	2005	2004	2003

Total segment PTOI	$4,134	$2,735	$1,263
Net exchange gains(losses) (includes affiliates)	445	(411)	(190)
Corporate expenses and interest	(1,021)	(882)	(930)

Income before income taxes and minority interests	$3,558	$1,442	$143

Segment net assets to total assets	2005	2004	2003

Total segment net assets	$18,472	$19,455	$24,088
Corporate assets	8,144	9,704	8,149
Liabilities included in net assets	6,634	6,473	4,802

Total assets	$33,250	$35,632	$37,039

Other items	Segment Totals	Adjustments	Consolidated Totals

2005
Depreciation and amortization	$1,187	$171	$1,358
Equity in earnings of affiliates	91	17	108
Provision for (benefit from) income taxes	1,066	402	1,468
Affiliate net assets	1,270	(426)	844
Expenditures for long-lived assets	1,208	134	1,342

2004
Depreciation and amortization	$1,205	$142	$1,347
Equity in earnings of affiliates	10	(49)	(39)
Provision for (benefit from) income taxes	732	(1,061)[a]	(329)
Affiliate net assets	1,686	(652)	1,034
Expenditures for long-lived assets	1,083	189	1,272

2003
Depreciation and amortization	$1,504	$80	$1,584
Equity in earnings of affiliates	(250)	260[b]	10
Provision for (benefit from) income taxes	402	(1,332)[c]	(930)
Affiliate net assets	2,791	(1,487)	1,304
Expenditures for long-lived assets	1,993	478	2,471

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

2
2005 includes the following pretax benefits (charges):

Coatings & Color Technologies [a]	$(116)
Electronic & Communication Technologies [b]	48
Performance Materials [a,c]	21
Safety & Protection [a]	(27)
Other [d]	62

$(12)

a
Includes charges of $160 for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Coatings & Color Technologies–$116; Performance Materials–$17; and Safety & Protection–$27.

b
Reflects a gain from the sale of the company's equity interest in DuPont Photomasks, Inc.

c
Includes a gain of $25 resulting from the disposition of certain assets of DDE to Dow; and operating income of $47 related to certain assets that were disposed of on June 30, 2005; partly offset by a charge of $34 related to the shutdown of an U.S. manufacturing facility.

d
Reflects a net gain from the disposition of four equity affiliates associated with the separation of Textiles & Interiors, partly offset by other separation costs.

3
2004 includes the following pretax charges:

Agriculture & Nutrition [a,b]	$(34)
Coatings & Color Technologies [a,b,c]	(96)
Electronic & Communication Technologies [a,b,d]	(175)
Performance Materials [a,b,e]	(335)
Safety & Protection [a,b,f]	(70)
Textiles & Interiors [a,g]	(657)
Other [a,b,h]	(103)

$(1,470)

a
Includes a benefit of $22 to reflect changes in estimates related to 2004 and prior years' restructuring programs, in the following segments: Agriculture & Nutrition–$2; Coatings & Color Technologies–$4; Electronic & Communication Technologies–$2; Performance Materials–$1; Safety & Protection–$1; Textiles & Interiors–$10; and Other–$2.

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

4
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

e
Includes charges of $103 to increase the company's reserve for Benlate® litigation, partly offset by $25 in insurance proceeds.

32.    Quarterly Financial Data (Unaudited)

	For the quarter ended

	March 31,		June 30,		September 30,		December 31,

2005
Net sales	$7,431		$7,511		$5,870		$5,827
Cost of goods sold and other expenses [1]	6,228		6,482		5,841		5,926
Income before income taxes and minority interests	1,494		1,559	[3]	350	[4]	155
Net income (loss)	967		1,015		(82)	[5]	153
Basic earnings (loss) per share of common stock [2]	0.97		1.02		(0.09)	[5]	0.16
Diluted earnings (loss) per share of common stock [2]	0.96		1.01		(0.09)		0.16

2004
Net sales	$8,073		$7,527		$5,740		$6,000
Cost of goods sold and other expenses [1]	6,968		7,105		5,614		5,837
Income before income taxes and minority interests	807	[6]	363	[7]	225	[8]	47	[9]
Net income	668		503		331		278
Basic earnings per share of common stock [2]	0.67		0.50		0.33		0.28
Diluted earnings per share of common stock [2]	0.66		0.50		0.33		0.28

1
Excludes interest expense and nonoperating items.

2
Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

3
Includes a net gain of $39 primarily relating to the disposition of three equity affiliates associated with the ongoing separation of Textiles & Interiors.

4
Includes a $23 benefit primarily reflecting a gain on the sale of an equity affiliate associated with the ongoing separation of Textiles & Interiors and a $146 charge for hurricane related charges.

5
Includes charges of $320 for estimated income taxes associated with the repatriation of cash under AJCA.

6
Includes a charge of $345, which includes an agreed upon reduction in sales price of $240, and other changes in estimates associated with the sale of INVISTA.

7
Includes a charge of $183 related to the divestiture of INVISTA, which primarily reflects an increase in the book value of net assets sold and additional separation costs.

8
Includes a charge of $61 related to the separation of Textiles & Interiors and a charge of $41 related to the write-down of an equity affiliate to fair market value.

9
Includes a charge of $37 principally related to the settlement of working capital on the sale of INVISTA to Koch.

Information for Investors

Corporate Headquarters

  E. I. du Pont de Nemours and Company
  1007 Market Street
  Wilmington, DE 19898
  Telephone: 302 774-1000
  E-mail:   find.info@usa.dupont.com

2006 Annual Meeting

The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 26, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

Stock Exchange Listings

DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K. On May 27, 2005, the company certified to the NYSE that it is not aware of any violations of the NYSE's Corporate Governance listing standards. The company filed the required certifications under Section 302 of the Sarbanes-Oxley Act with its annual report for the year ended 12/31/05 on Form 10-K.

DuPont preferred stock is listed on the New York Stock Exchange, Inc. (Symbol DDPrA for $3.50 series and Symbol DDPrB for $4.50 series).

Dividends

Holders of the company's common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October.

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

  Computershare Trust Company, N.A.
  P.O. Box 43023
  Providence, RI 02940-3023
  or call: in the United States and Canada–
  888 983-8766 (toll-free)
  other locations–781 575-2724
  for the hearing impaired–
  TDD: 800 952-9245 (toll-free)

  or visit Computershare's home page at
   http://www.computershare.com/equiserve

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
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders

The following company reports may be obtained, without charge:

1.
2005 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;

2.
Proxy Statement for 2006 Annual Meeting of Stockholders;

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

Dividend Reinvestment Plan

An automatic dividend reinvestment plan is available to all registered shareholders. Common or preferred dividends can be automatically reinvested in DuPont common stock. Participants also may add cash for the purchase of additional shares. A detailed account statement is mailed after each investment. Your account can also be viewed over the Internet if you have Online Account Access (see above). To enroll in the plan, please contact Computershare (listed above).

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

Direct Deposit of Dividends

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).

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