Form 10-Q
period 2006-03-31
DUPONT E I DE NEMOURS & CO
filed 2006-05-04
CIK 30554

3: UNITED STATES SECURITIES AND EXCHANGE COMMISSION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Yes	X	No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in
Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer	X	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).

Yes	No	X

921,270,775 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 17, 2006.

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

Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$7,394	$7,431
Other income, net	270	395

Total	7,664	7,826

Cost of goods sold and other operating charges	5,336	5,051
Selling, general and administrative expenses	791	807
Amortization of intangible assets	59	57
Research and development expense	313	313
Interest expense	114	104

Total	6,613	6,332

Income before income taxes and minority interests	1,051	1,494
Provision for income taxes	232	509
Minority interests in earnings of consolidated
subsidiaries	2	18

Net income	$ 817	$ 967

Basic earnings per share of common stock	$ 0.88	$ 0.97

Diluted earnings per share of common stock	$ 0.88	$ 0.96

Dividends per share of common stock	$ 0.37	$ 0.35

See pages 6-22 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31,	December 31,
	2006	2005

Assets

Current assets
Cash and cash equivalents	$ 1,456	$ 1,736
Marketable debt securities	77	115
Accounts and notes receivable, net	6,143	4,801
Inventories	4,652	4,743
Prepaid expenses	258	199
Income taxes	796	828

Total current assets	13,382	12,422

Property, plant and equipment, net of accumulated depreciation
(March 31, 2006 - $14,878; December 31, 2005 - $14,654)	10,278	10,309
Goodwill	2,116	2,087
Other intangible assets	2,721	2,684
Investment in affiliates	813	844
Other assets	5,003	4,904

Total	$34,313	$33,250

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$ 2,536	$ 2,819
Short-term borrowings and capital lease obligations	2,302	1,397
Income taxes	347	280
Other accrued liabilities	2,814	2,967

Total current liabilities	7,999	7,463

Long-term borrowings and capital lease obligations	6,689	6,783

Other liabilities	8,429	8,441

Deferred income taxes	1,234	1,166

Total liabilities	24,351	23,853

Minority interests	489	490

Commitments and contingent liabilities

Stockholders' equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;
Issued at March 31, 2006 - 1,008,259,087;
December 31, 2005 - 1,006,651,566	302	302
Additional paid-in capital	7,766	7,678
Reinvested earnings	8,408	7,935
Accumulated other comprehensive loss	(513)	(518)
Common stock held in treasury, at cost (Shares: March 31, 2006
and December 31, 2005 - 87,041,427)	(6,727)	(6,727)

Total stockholders' equity	9,473	8,907

Total	$34,313	$33,250

See pages 6-22 for Notes to Consolidated Financial Statements.

Form 10-Q

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2006	2005

Operating activities
Net income	$ 817	$ 967
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	286	283
Amortization of intangible assets	59	57
Contributions to pension plans	(77)	(79)
Other operating activities - net	116	(103)
Change in other operating assets and liabilities - net	(1,582)	(1,131)

Cash used for operating activities	(381)	(6)

Investing activities
Purchases of property, plant and equipment	(341)	(251)
Investments in affiliates	(7)	(12)
Payments for businesses - net of cash acquired	(51)	(11)
Proceeds from sales of assets - net of cash sold	19	18
Net decrease (increase) in short-term financial instruments	40	(49)
Forward exchange contract settlements	8	(315)
Other investing activities - net	7	(52)

Cash used for investing activities	(325)	(672)

Financing activities
Dividends paid to stockholders	(345)	(351)
Net increase in borrowings	813	2,518
Acquisition of treasury stock	-	(405)
Proceeds from exercise of stock options	18	305
Other financing activities - net	(54)	(39)

Cash provided by financing activities	432	2,028

Effect of exchange rate changes on cash	(6)	(282)

(Decrease) Increase in cash and cash equivalents	$ (280)	$ 1,068

Cash and cash equivalents at beginning of period	1,736	3,369

Cash and cash equivalents at end of period	$ 1,456	$ 4,437

See pages 6-22 for Notes to Consolidated Financial Statements.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the company's Annual Report on Form 10-K for the year ended December 31, 2005. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year's data have been made to conform to current year classifications.

Note 2. Stock-Based Compensation

The DuPont Stock Performance Plan provides for long-term incentive grants of stock options, time-vested restricted stock units, and performance-based restricted stock units to key employees.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective application transition method. Because the company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended, prospectively on January 1, 2003, the adoption of SFAS No. 123(R) did not have a material impact on the company's financial position or results of operations. Prior to adoption of FAS No. 123(R), the nominal vesting approach was followed for all awards. Upon adoption of SFAS No. 123(R) on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant. Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company's results of operations for the three months ended March 31, 2005. Prior to the adoption of SFAS No. 123(R), the company reported the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows rather than as a reduction of taxes paid.

The total stock-based compensation cost included in the Consolidated Income Statements for the three months ended March 31, 2006 and 2005 was $43 and $21, respectively. Total income tax benefits recognized in the Consolidated Income Statements related to stock-based compensation arrangements was $15 and $7 for the three months ended March 31, 2006 and 2005.

The maximum number of shares that may be granted subject to option or in the form of time-vested and performance-based restricted stock units for any consecutive five-year period is 72 million shares. Of the 72 million shares, 12 million may be in the form of time-vested and/or performance-based restricted stock units. At December 31, 2005, approximately 42 million shares were authorized by the company's Board of Directors for future grant under the company's plan. The company's Compensation Committee determines the long-term incentive mix, including stock options, time-vested and performance-based restricted stock units, and may authorize new grants annually.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The company issues new shares to satisfy stock compensation awards. Management currently purchases stock under the company's share repurchase plan as approved by the Board of Directors in June 2001 to offset dilution from shares issued under employee compensation plan. Management has not established a timeline for completion of this repurchase plan.

Stock Options

The company grants stock option awards under the DuPont Stock Performance Plan. The purchase price of shares subject to option is equal to the market price of the company's stock on the date of grant. Generally, options are exercisable from one to three years after date of grant. Prior to 2004, options expired 10 years from date of grant; however, beginning in 2004, options serially vest over a three-year period and carry a six-year option term. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in the periods ending March 31, 2006 and 2005 was $7.28 and $8.80, respectively.
	2006	2005

Dividend yield	3.8%	2.9%
Volatility	25.04%	23.37%
Risk free interest rate	4.4%	3.7%
Expected life (years)	4.5	4.5

The company determines the dividend yield by dividing the current annual dividend on the company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. The risk free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

Stock Option awards as of March 31, 2006 and changes during the period then ended were as follows:
		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(years)	(in thousands)

Outstanding, December 31, 2005*	92,943	$46.90
Granted	6,140	$39.30
Exercised	(435)	$37.96
Canceled	(1,946)	$43.01
Forfeited	(71)	$43.34

Outstanding, March 31, 2006	96,631	$46.54	4.34	$74,409

Exercisable, March 31, 2006	77,516	$46.06	4.24	$56,530
*	Includes 12.6 million and 8.4 million options outstanding from the 2002 and 1997 grants of 200 shares to all eligible employees at an option price of $44.50 and $52.50, respectively.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between DuPont's closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount changes based on the fair market value of DuPont's stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $2 and $143, respectively.

As of March 31, 2006, $87 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

Time-vested and Performance-based Restricted Stock Units

In 2004, the company began issuing time-vested restricted stock units in addition to stock options. These restricted stock units serially vest over a three-year period. Concurrently, stock option terms were reduced from ten years to six years and the number of options granted was also reduced. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following grant date. Additional restricted stock units are also granted from time to time to key senior management employees. These restricted stock units generally vest over periods ranging from two to five years.

The company also grants performance-based restricted stock units to senior leadership. Vesting occurs upon attainment of pre-established corporate revenue growth and return on investment objectives versus peer companies at the end of a three-year performance period. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. During the first quarter 2006, 361,100 performance-based restricted stock units were granted at a weighted average grant date fair value of $39.31.

The fair value of time-vested and performance-based restricted stock units is based upon the market price of the underlying common stock as of the date of the grant.

Nonvested awards of time-vested and performance-based restricted stock units as of March 31, 2006 and changes during the period then ended were as follows:
		Weighted-Average
	Number of Shares	Grant Date
	(in thousands)	Fair Value

Nonvested, December 31, 2005	2,086	$45.59
Granted	1,942	$39.03
Vested	(488)	$45.44
Forfeited	(7)	$40.08
Nonvested, March 31, 2006	3,533	$41.69

The table includes restricted stock units for the Board of Directors settled in cash.

As of March 31, 2006, there was $106 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $22 and $10, respectively.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 3. Other Income, Net

	Three Months Ended
	March 31,
	2006	2005

Cozaar® /Hyzaar® income	$168	$158
Royalty income	26	23
Interest income, net of miscellaneous interest expense	30	40
Equity in earnings of affiliates	10	36
Net gains on sales of assets	-	4
Net exchange (losses) gains*	(13)	102
Miscellaneous income and expenses - net	49	32

	$270	$395

*

The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize on an after-tax basis, the effects of exchange rate changes.

Note 4. Restructuring Charges

A transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment in order to better serve the company's customers and improve profitability. The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan totaled $135 and are included in Cost of goods sold and other operating charges. These charges include $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities. All employees are expected to be off the roles by fourth quarter 2007. No employee terminations or cash payments related to these activities were made during the first quarter 2006. In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Prior Year Corporate Programs

During the first quarter 2006, there were no changes in estimates related to reserves established for restructuring initiatives in prior years. A complete discussion of these activities is included in the company's Annual Report on Form 10-K for the year ended December 31, 2005, at Note 4, "Employee Separation Costs and Asset Impairment Charges."

The account balance and activity for prior year programs are as follows:

Employee
Separation
Costs

Balance - December 31, 2005	$ 55
Employee separation settlements	(11)

Balance - March 31, 2006	$ 44

The remaining liability balance at March 31, 2006 represents payments to be made over time to separated employees.

Note 5. Provision for Income Taxes

In the first quarter 2006, the company recorded a tax provision of $232 million, including $4 million of tax expense associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Also included in the first quarter 2006 was a net tax benefit of $41 million related to the reversal of certain prior year tax contingencies previously reserved.

In the first quarter 2005, the company recorded a tax provision of $509 million, including $149 million of tax expense associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 6. Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net Income	$817.0	$967.0
Preferred dividends	(2.5)	(2.5)

Net income available to common stockholders	$814.5	$964.5

Denominator:
Weighted-average number of common shares outstanding - Basic	921,213,271	996,304,498
Dilutive effect of the company's employee compensation plans
and accelerated share repurchase agreement	8,587,137	9,692,879

Weighted-average number of common shares outstanding - Diluted	929,800,408	1,005,997,377

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2006	2005

Average Stock Options	79,093,513	31,244,655

Note 7. Inventories

	March 31,	December 31,
	2006	2005

Finished products	$3,281	$2,875
Semifinished products	1,028	1,534
Raw materials and supplies	842	819

	5,151	5,228

Adjustment of inventories to a Last-In, First-Out (LIFO) basis	(499)	(485)

	$4,652	$4,743

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 8. Goodwill and Other Intangible Assets

Changes in goodwill for the period ended March 31, 2006 are summarized in the table below.

	Balance as of	Adjustments	Balance as of
	December 31,	and	March 31,
Segment	2005	Acquisitions	2006

Agriculture & Nutrition	$ 607	$ -	$ 607
Coatings & Color Technologies	824	-	824
Electronic & Communication Technologies	173	-	173
Performance Materials	317	-	317
Safety & Protection	154	29*	183
Other	12	-	12

Total	$2,087	$29	$2,116

*	Includes goodwill associated with the acquisition of environmental technology businesses.

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:
	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to
amortization (Definite-lived):
Purchased technology	$2,235	$(1,260)	$ 975	$2,179	$(1,217)	$ 962
Patents	174	(47)	127	176	(45)	131
Trademarks	85	(19)	66	77	(18)	59
Other	582	(189)	393	550	(176)	374

	3,076	(1,515)	1,561	2,982	(1,456)	1,526

Intangible assets not subject to
amortization (Indefinite-lived):
Trademarks / Tradenames	185	-	185	183	-	183
Pioneer Germplasm	975	-	975	975	-	975

	1,160	-	1,160	1,158	-	1,158

Total	$4,236	$(1,515)	$2,721	$4,140	$(1,456)	$2,684

The aggregate amortization expense for definite-lived intangible assets was $59 and $57 for the three-month periods ended March 31, 2006 and 2005. The estimated aggregate pretax amortization expense for 2006 and each of the next five years is approximately $230, $210, $190, $165, $130, and $110.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 9. Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option refund, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company's estimated product warranty liability as of March 31, 2006 is $30. During the first quarter of 2006, the company increased its reserve for product warranty liability primarily in the Safety & Protection segment to reflect obligations at March 31, 2006 related to certain product warranties. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company's estimated product warranty liability from December 31, 2005 through March 31, 2006:

Balance - December 31, 2005	$16
Settlements (cash and in-kind)	(2)
Aggregate changes - issued 2006	16

Balance - March 31, 2006	$30

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of March 31, 2006 and December 31, 2005 are $111 and $103, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

In connection with the sale of the majority of the net assets of Textiles & Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (Koch), against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnification balance of $111 stated above. The fair value was based on management's best estimate of the value expected to be required to issue the indemnifications in a stand alone, arm's length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At March 31, 2006, the company had directly guaranteed $597 of such obligations, plus $273 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately one-third of the $273 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2006:
	Short Term	Long Term	Total

Obligations for customers, suppliers and other
unaffiliated companies[1]:
Bank borrowings (terms up to 6 years)	$ 88	$156	$244
Revenue bonds (term 3 years)	-	3	3

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 7 years)	235	76	311
Leases on equipment and facilities (terms up to 5 years)	-	39	39

Total obligations for customers, suppliers, other
unaffiliated companies and equity affiliates	323	274	597

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 3-21 years)	-	165	165
Consolidation Coal Sales Company (term 5-6 years)	-	103	103
INVISTA (1 year)	5	-	5

Total obligations for divested subsidiaries and affiliates	5	268	273

Total	$328	$542	$870
[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.
[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.
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

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Residual Value Guarantees

As of March 31, 2006, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $101 at March 31, 2006. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2006, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases
	March 31,	December 31,
	2006	2005

Filed	-	-
Resolved	1	30
Pending	62	63

In March 2006, DuPont settled the only case pending in Australia alleging plant damage for $375 thousand. Nine cases are pending in Florida state court, involving allegations that Benlate® caused crop damage. Two of these cases, involving twenty-seven Costa Rican fern growers, are in trial.

Twenty-four of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Plaintiffs are appealing the Florida federal court's dismissal of 16 of the reopener cases. One of the two cases pending in Florida state court is scheduled for trial in June 2006. In December 2005, the Ninth Circuit Court of Appeals reversed the Hawaii federal court's dismissal of the five reopener cases before it. These five cases are scheduled for a common issues trial in November 2006. The remaining case in Hawaii state court was settled in part for $1.2. The remainder of this case was dismissed on DuPont's motion. Plaintiffs have appealed.

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

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of March 31, 2006, the company has incurred costs and expenses of approximately $1,900 associated with these matters. The company has recovered approximately $275 of its costs to date and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time. At March 31, 2006, no reserves exist for Benlate® litigation matters.

PFOA

EPA Complaints

In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA, (collectively, perflurooctanoic acids and its salts, including the ammonium salt). The first complaint related to information about PFOA for a period beginning in June 1981 through March 2001; the second related to information about PFOA for a period beginning in late July 2004 to mid-October 2004. In December 2005, the parties entered into a settlement agreement to resolve the four original counts set forth in the complaints and four additional counts raised by the EPA in 2005. As a result in 2005, the company established reserves of $16.5 to fund its obligations under the settlement agreement. The agreement requires the company to pay civil fines of $10.25 and fund two Supplemental Environmental projects at a total cost of $6.25. The company paid the civil fines of $10.25 in January 2006 and expects that the projects will be completed, and the costs of $6.25 incurred, over a three-year period ending December 31, 2009.

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

Class Actions: Drinking Water

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

In July 2005, the company paid the plaintiffs' attorneys' fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study (estimated to cost $5, which was placed in an interest bearing escrow account) by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. In addition, the company is providing state-of-the art water treatment systems (estimated to cost about $15 of which $10 was placed in an interest bearing escrow account) designed to reduce the level of PFOA in water to six area water districts. The company is funding a bottled water program (estimated to cost about $3) for residents in one water district on an interim basis until the installation of the water treatment systems. As of March 31, 2006, the company increased its reserves relating to this matter by $3 reflecting the increased cost projections for the water treatment systems and bottled water program. As a result of the payments and activities undertaken pursuant to the settlement agreement, the reserves balance at March 31, 2006 was $16, including $12 placed in interest-bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. While there can be no assurance as to what the independent science panel will conclude, DuPont believes it is remote that the panel will find a probable link. Therefore, the company believes it is remote that it will incur additional losses and at March 31, 2006, the company had not established any reserves related to this matter.

A purported class action lawsuit was filed in New Jersey federal district court in April 2006. The lawsuit was filed on behalf of individuals who claim to have consumed, for at least one year, drinking water from a source containing more than 0.05 parts per billion (ppb) of perfluorinated chemicals (including PFOA) allegedly released from DuPont's Chambers Works Plant in Deepwater, New Jersey. The plaintiffs claim they are entitled to various forms of relief, including in excess of $5 in monetary "relief," medical monitoring, and punitive damages. The company intends to defend itself vigorously.

While DuPont believes that it is reasonably possible that it will incur losses related to exposure to PFOA from sources other than Washington Works, it is not aware of any particular source that may cause such loss, and, therefore, a range of such loss, if any, cannot be reasonably estimated at this time.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Consumer Products Class Actions

	Status of Cases
	March 31,	December 31,
	2006	2005

Filed	1	15
Resolved	-	-
Pending	16	15

As of March 31, 2006, 16 intrastate class actions had been filed on behalf of consumers that have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed in Colorado, Connecticut, Florida, Illinois, Iowa, Massachusetts, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania, South Carolina and Texas; and two were filed in California. On April 27, 2006, a seventeenth intrastate class action was filed in the District of Columbia. All of these actions have been or will be consolidated for procedural purposes, including discovery, in the federal court of the Southern District of Iowa. None of the courts have issued rulings certifying any of the classes.

The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing "to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers" and that DuPont has liability based on state law theories of negligence and strict liability. The actions allege that Teflon® contained or released harmful and dangerous substances, including a chemical (PFOA) alleged to have been determined to be "likely" to cause cancer in humans. The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon® , as well as the creation of funds for medical monitoring and independent scientific research, attorneys' fees and other relief.

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

The company believes that the 16 class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. Therefore, at March 31, 2006, the company had not established any reserves related to these matters.

Elastomers Antitrust Matters

Investigations of the U.S., European Union and Canadian synthetic rubber markets for possible antitrust violations are ongoing. These investigations included DuPont Dow Elastomers, LLC (DDE), as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets. DDE was a joint venture between The Dow Chemical Company (Dow) and DuPont. DDE and DuPont were named in related civil litigation.

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

DDE resolved all criminal antitrust allegations against it related to PCP in the United States through a plea agreement with the Department of Justice (DOJ) in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, may be paid in six equal, annual installments. The first installment was paid in 2005 and another installment was paid during the first quarter 2006. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ's investigation. DDE responded to investigations from the European Union and Canadian antitrust authorities and DPE continues to cooperate with the authorities.

In November 2004, the court approved the settlement reached by DDE and attorneys for the class of federal antitrust litigation related to PCP for $42, including attorneys' fees and costs. DDE also reached a settlement with attorneys for the class of federal antitrust litigation related to EPDM for $24.6, including attorneys' fees and costs. The court approved the EPDM settlement in May 2005. Including these settlements, DPE has paid $93 related to civil lawsuits and claims through March 31, 2006. Certain claims are still pending.

As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses. At March 31, 2006, the balance of the reserves was $139 which includes $56 for the remaining 4 installment payments yet to be made under the plea agreement with the DOJ. Given the uncertainties inherent in predicting the outcome of these matters and the likelihood of additional future claims, it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2005. At March 31, 2006, the company's Consolidated Balance Sheet includes a liability of $343 relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at March 31, 2006.

Note 10. Comprehensive Income

The following sets forth the company's total comprehensive income for the periods shown:

	Three Months Ended
	March 31,
	2006	2005

Net income	$817	$967
Cumulative translation adjustment	4	(39)
Net revaluation and clearance of cash flow hedges to earnings	(3)	2
Net unrealized gains (losses) on available for sale securities	4	(6)

Total comprehensive income	$822	$924

Note 11. Derivatives and Other Hedging Instruments

The company's objectives and strategies for holding derivative instruments are included in Note 29 to the company's Consolidated Financial Statements included in the company's Annual Report on Form 10-K for the year ended December 31, 2005. During first quarter of 2006, no hedge ineffectiveness was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended
	March 31, 2006
	Pretax	Tax	After-Tax

Beginning balance	$ 3	$(1)	$ 2
Additions and revaluations of derivatives designated
as cash flow hedges	(5)	1	(4)
Clearance of hedge results to earnings	1	-	1

Ending balance	$(1)	$ -	$(1)

Amounts expected to be reclassified into earnings over
the next twelve months	$(1)	$ -	$(1)

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 12. Employee Benefits

The following sets forth the components of the company's net periodic pension benefit cost:

	Three Months Ended
	March 31,
	2006	2005

Service cost	$ 99	$ 90
Interest cost	294	291
Expected return on plan assets	(405)	(347)
Amortization of unrecognized loss	67	78
Amortization of prior service cost	9	9
Curtailment loss	3	-

Net periodic benefit cost	$ 67	$ 121

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to contribute approximately $280 to its pension plans, other than to the principal U.S. pension plan in 2006. As of March 31, 2006, contributions of $77 have been made to these pension plans and the company anticipates additional contributions of approximately $215 during the remainder of 2006.

The following sets forth the components of the company's net periodic cost for other postretirement benefits:

	Three Months Ended
	March 31,
	2006	2005

Service cost	$ 8	$ 9
Interest cost	54	66
Amortization of unrecognized loss	12	20
Amortization of prior service cost	(39)	(39)

Net periodic benefit cost	$ 35	$ 56

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to make payments of approximately $350 to its other postretirement benefit plans in 2006. Through March 31, 2006, the company has made benefit payments of $89 related to its postretirement benefit plans and anticipates additional payments of approximately $260 during the remainder of 2006.

Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
(continued)

Note 13. Segment Information

Segment sales include transfers and a pro rata share of equity affiliates' sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.
			Electronic &
Three Months	Agriculture	Coatings &	Communica-	Perform-		Safety
Ended	&	Color	tion	ance	Pharma-	&
March 31,	Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other	Total[1]

2006
Segment sales	$2,246	$1,482	$942	$1,715	$ -	$1,383	$ 13	$7,781
Less transfers	-	(9)	(33)	(24)	-	(24)	-	(90)
Less equity
affiliates' sales	(17)	(4)	(58)	(196)	-	(22)	-	(297)

Net sales	$2,229	$1,469	$851	$1,495	-	$1,337	$ 13	$7,394
Pretax operating
income (loss)	588	15[2]	163	137[3]	169	269	(26)	1,315

2005
Segment sales	$2,356	$1,504	$886	$1,785	$ -	$1,282	$ 12	$7,825
Less transfers	-	(14)	(24)	(22)	-	(18)	-	(78)
Less equity
affiliates' sales	(13)	(11)	(75)	(197)	-	(20)	-	(316)

Net sales	$2,343	$1,479	$787	$1,566	$ -	$1,244	$ 12	$7,431
Pretax operating
income (loss)	$ 757	$ 161	$110	$ 211	$159	$ 231	$(21)	$1,608

[1]	A reconciliation of the totals reported for the operating segments to the applicable line item on the interim Consolidated Financial Statements is as follows:

	Three Months Ended
Pretax operating income to income before	March 31,
income taxes and minority interests	2006	2005

Total segment PTOI	$1,315	$1,608
Net exchange (losses) gains, including affiliates	(18)	111
Corporate expenses and interest	(246)	(225)

Income before income taxes and minority interests	$1,051	$1,494

[2]	Includes a $135 restructuring charge, which is discussed in more detail in Note 4.
[3]	Includes a charge of $27 to write-down certain manufacturing assets to estimated fair value.

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

        Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. See the Risk Factors discussion set forth under Part II, Item 1A included on page 34. In addition, the following are some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements:
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

Results of Operations

Overview

        The company entered the first quarter with a number of challenges including record high energy and ingredient costs, the interruption in titanium dioxide production at the DeLisle, Mississippi plant following the Gulf Coast hurricanes in 2005, and competitive factors in production agriculture markets. First quarter results were better than expected largely due to strong plant operating performance, good fixed cost control, and particularly strong sales in the second half of the quarter.

        Raw materials, energy and ingredient costs were up as expected, about $350 million, as compared to the same period last year, equal to the record increase experienced in the fourth quarter of last year. While some costs, like natural gas, have declined from their post hurricane peaks, it is expected that energy and ingredient costs will be higher in the second quarter compared to the same period in 2005. DuPont's positive pricing momentum continued for the ninth consecutive quarter. New products and the company's pricing strategies delivered 3 percent higher local pricing in the first quarter, which was on top of the 5 percent pricing gain in the fourth quarter of 2005. Overall, volumes improved in most businesses and regions and there was positive volume growth in the U.S. region despite the DeLisle, Mississippi titanium dioxide plant operating at reduced capacity for most of the quarter. The titanium dioxide plant returned to full production in March, and the business exited force majeure resuming full supply to its customers in April 2006.

Form 10-Q

        With respect to productivity and capital deployment initiatives, further progress executing business plans was made during the first quarter. Most notably, a performance coatings transformation plan was announced that is designed to reorient its business to growing market segments, globally leverage its technologies, and reduce the company's consolidated costs when completed.

Net Sales

             Consolidated net sales for the first quarter 2006 were $7.4 billion, essentially equal to the first quarter 2005. Excluding first quarter 2005 sales of $167 million for former elastomers businesses transferred to The Dow Chemical Company (Dow) on June 30, 2005, first quarter 2006 sales increased 2 percent on 3 percent higher local selling prices and a 2 percent increase in volume, partly offset by a 3 percent unfavorable currency effect. Volume growth in Asia Pacific, Latin America and the U.S. was partly offset by declines in Europe. U.S. volumes were up 1 percent despite reduced production for most of the quarter at the DeLisle, Mississippi titanium dioxide plant as a result of the Gulf Coast hurricanes.

             The table below shows net sales by region and variance analysis versus the prior year.

	Three Months Ended
	March 31		Percent Change Versus 2005
	2006	Percent	After Adjusting For Portfolio Changes*
	Net Sales	Change		Local	Currency
	($ Billions)	Vs. 2005	Total	Price	Effect	Volume

Worldwide	$7.4	-	2	3	(3)	2
U.S.	3.2	2	4	3	-	1
Europe	2.3	(8)	(6)	3	(8)	(1)
Asia Pacific	1.1	-	4	4	(5)	5
Canada & Latin
America	0.8	15	15	5	4	6

*	Excludes $167 million of first quarter 2005 sales attributable to the elastomers businesses that were transferred to Dow on June 30, 2005.

Other Income, Net

             First quarter Other income, net totaled $270 million versus $395 million in the prior year, a decrease of $125 million. First quarter 2005 included a pretax exchange gain of $102 million in connection with the company's policy of hedging its foreign currency denominated monetary assets and liabilities; this gain was offset by associated tax expense. The first quarter 2006 also includes a $28 million gain resulting from the sale of a technology license in the Agriculture & Nutrition segment.

             Additional information related to the company's Other income, net is included in Note 3 to the interim Consolidated Financial Statements.

Form 10-Q

Cost of Goods Sold and Other Operating Charges (COGS)

             COGS totaled $5.3 billion in the first quarter versus $5.1 billion in the prior year. As a percent of Net sales, first quarter 2006 COGS was 72 percent versus 68 percent in the prior year, a 4 percentage point change. First quarter 2006 was adversely affected by higher energy and raw materials costs, which management estimates were $350 million above first quarter 2005 costs. First quarter 2006 COGS also included a $135 million restructuring charge in Coatings & Color Technologies. These higher costs were partly offset by the favorable impact of foreign currency exchange and other cost control initiatives.

             During the first quarter 2006, a transformation plan was instituted within the Coatings & Color Technologies segment in order to better serve the company's customers and improve profitability. The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan include $123 million related to severance costs for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities who are expected to be off the roles by fourth quarter 2007. Payments will be made from operating cash flows with the majority of payments expected to be completed by the end of 2007. In connection with the plan, a $12 million charge was also recorded related to exit costs of non-strategic assets.

             The cost reduction initiatives related to these charges are expected to deliver to the company about $135 million in annualized savings when completed. Approximately 35 percent of the savings are expected to be realized in 2006, with an additional 50 percent in 2007 and the remainder in 2008. Under the plan, the company will close certain manufacturing and technical facilities by year-end 2006 and expects to record additional charges of about $50 million through the second quarter 2007, principally associated with accelerated depreciation, dismantlement and removal of assets, certain contract terminations and other related costs. The majority of these costs are expected to be recognized in 2006. The company may incur additional charges related to this plan; however, management does not expect such charges to be material.

             Information related to the company's prior year corporate restructuring activities is included in Note 4 to the interim Consolidated Financial Statements.

Selling, General and Administrative Expenses (SG&A)

             SG&A totaled $791 million for the first quarter 2006 versus $807 million in the prior year. The reduction in SG&A expense represents the absence of costs associated with certain elastomers businesses transferred to Dow on June 30, 2005 and the beneficial impact of foreign currency exchange. SG&A as a percent of net sales was 11 percent in first quarter 2006, essentially unchanged from prior year.

Research and Development Expense (R&D)

             R&D totaled $313 million for the first quarter of 2006 and 2005. Spending is consistent with the company's expectation for R&D to total approximately $1.2 billion for the year. R&D was approximately 4 percent of net sales for the three-month periods in 2006 and 2005.

Interest Expense

             Interest expense totaled $114 million in the first quarter 2006 compared to $104 million in 2005, an increase of 10 percent. The increase reflects the impact of higher average interest rates partially offset by lower average gross debt for the three-month period in 2006 compared to 2005.

Form 10-Q

Provision for Income Taxes

             In the first quarter 2006, the company recorded a tax provision of $232 million including $4 million of tax expense associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Also included in the first quarter 2006 was a net tax benefit of $41 million related to the reversal of certain prior year tax contingencies previously reserved.

             In the first quarter 2005, the company recorded a tax provision of $509 million including $149 million of tax expense associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Minority Interests in Earnings of Consolidated Subsidiaries

             Minority interests charges in the first quarter of 2006 were $2 million as compared to $18 million in the prior year. First quarter 2005 results include a Minority interest charge related to the consolidation of DuPont Dow Elastomers (DDE).

Net Income

             First quarter 2006 Net income was $817 million compared to $967 million in the first quarter of 2005. The decrease in Net income primarily reflects the higher raw materials costs and unfavorable foreign currency exchange rates, which more than offset higher local selling prices across all regions.

Earnings Per Share - Diluted

             First quarter 2006 Earnings per share were $0.88 compared to $0.96 in the prior year. This reflects a 16 percent reduction in Net income, partly offset by 8 percent lower average shares outstanding in first quarter 2006 as compared to the prior year reflecting the company's fourth quarter 2005 accelerated share repurchase program.

Corporate Outlook

             The company has revised its earnings per share outlook for the year ending December 31, 2006 from $2.60 to $2.80. This revised outlook is based upon improved operating performance and improved fixed cost control. For second quarter 2006, the company expects to earn $0.90 per share, anticipating that continued pricing strength and fixed cost control will offset higher energy and ingredient costs and expected lower results in the Agriculture & Nutrition segment.

New Accounting Standard

             During the first quarter 2006, the company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), "Share-Based Payment." The adoption of this standard would not have had a material impact on the company's results of operations for the three-months ended March 31, 2005.

             Additional information related to the company's adoption of SFAS No. 123(R) is included in Note 2 to the interim Consolidated Financial Statements.

Form 10-Q

Segment Reviews

             Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three-month period ended March 31, 2006 compared with the same period in 2005. Segment sales include transfers and pro rata share of equity affiliates' sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.

             Agriculture & Nutrition - First quarter sales of $2.2 billion in 2006 were 5 percent lower than the same period in 2005, reflecting 3 percent lower U.S. dollar selling prices, and 2 percent lower volumes. Volume declines in the segment were largely in seed corn and corn herbicides, due to competitive pressures, a more balanced first quarter and second quarter seasonal split for the northern hemisphere, and an anticipated decline in corn acres for North America and key markets in Europe. These declines were partially offset by gains in cereal crop protection, fungicides and strong volume gains in soybean and sunflower products. PTOI for the quarter was $588 million, down 22 percent from the first quarter of 2005 due to higher seed production costs and lower margins on competitive programs. First quarter 2006 includes a $28 million gain, recorded in Other Income, net related to the sale of technology.

             Coatings & Color Technologies - First quarter 2006 sales of $1.5 billion were down 1 percent compared to first quarter 2005, reflecting 2 percent higher U.S. dollar selling prices and volume decline of 3 percent. Lost sales volume in the titanium dioxide business, related to reduced production for most of the quarter at the DeLisle, Mississippi plant damaged in the 2005 hurricanes, was partially offset by volume growth for automotive systems products and powder coatings. PTOI was $15 million versus $161 million in the prior year, a decrease primarily due to higher raw materials costs and a $135 million restructuring charge associated with the transformation program in the coatings businesses. See Note 4 to the interim Consolidated Financial Statements for a discussion of the restructuring program.

             Electronic & Communication Technologies - Sales in the quarter of $942 million were up 6 percent from 2005, reflecting 1 percent higher U.S. dollar pricing. Volume increased 5 percent over the same period last year. Sales volumes increased for semiconductor fabrication and printed circuit materials products due to favorable market demands. The segment also benefited from price and volume gains in refrigerant products. First quarter 2006 PTOI was $163 million as compared to $110 million in the first quarter 2005, which reflected a $15 million charge related to PFOA. The increase in PTOI is due to the beneficial impact of higher selling prices and fixed cost reductions, offsetting higher ingredient costs, particularly for metals.

             Performance Materials - Sales of $1.7 billion were down 4 percent compared to sales in the first quarter of 2005, which included $167 million in sales from businesses transferred to Dow on June 30, 2005. Higher U.S. dollar selling prices averaged over 1 percent for the segment. Overall volume for continuing businesses was improved in all regions despite negative impacts on raw materials supply due to supplier declarations of force majeure, coupled with inventory rebuilding related to the 2005 Gulf Coast hurricanes. PTOI was $137 million compared to $211 million last year, which included income of $19 million related to the businesses transferred to Dow. PTOI in 2006 was adversely impacted by higher ingredient costs and a charge of $27 million to write down certain manufacturing assets to estimated fair value.

             Pharmaceuticals - First quarter PTOI of $169 million increased from the prior year of $159 million, reflecting higher Cozaar® /Hyzaar® income.

Form 10-Q

             Safety & Protection - First quarter sales of $1.4 billion in 2006 were up 8 percent versus 2005 due to U.S. dollar price increases across most products lines, which averaged 5 percent. Favorable conditions in construction, personal protection, industrial, and specialty chemical markets led to sales volume growth of 3 percent over the first quarter last year, led by aramid fiber products, solid surfaces and safety consulting. PTOI for first quarter 2006 was $269 million as compared to $231 million last year. Higher pricing more than offset increases in raw materials costs in the quarter. Productivity gains and cost controls further contributed to a 16 percent improvement in segment PTOI over the same period last year.

Liquidity & Capital Resources

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

             Cash used for operating activities was $381 million for the three months ended March 31, 2006 versus $6 million for the same period ended in 2005. The increase in cash used for operating activities is primarily due to lower earnings and the adverse impact of foreign currency exchange rates on operating cash flows, partly offset by changes in working capital. The impacts of foreign currency exchange is largely offset by benefits in investing and financing activities within the Consolidated Statements of Cash Flows.

             Cash used for investing activities was $325 million for the three months ended March 31, 2006 compared to $672 million for the same period last year. The $347 million difference is primarily related to the impacts of a strengthening U.S. dollar on forward exchange contract settlements.

             Purchases of property, plant and equipment for the three months ended March 31, 2006 totaled $341 million. The company expects full-year purchases of plant, property and equipment to be between $1.4 and $1.6 billion.

             Cash provided by financing activities was $432 million for the three months ended March 31, 2006 compared to $2 billion for the same period last year. The reduction in cash flows provided by financing activities principally reflects lower borrowings to meet the company's global funding requirements.

             Dividends paid to shareholders during the three months ended March 31, 2006 totaled $345 million. In April 2006, the company's Board of Directors declared a second quarter common stock dividend of $0.37 per share. This dividend is the same as the first quarter 2006 dividend and a two-cent increase versus the first quarter 2005 dividend. The second quarter dividend will be the company's 407th consecutive quarterly dividend since the company's first dividend in the fourth quarter 1904.

Stock Repurchases

             The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During the first quarter of 2006, there were no purchases of stock under this program. To-date the company has purchased 20.5 million shares at a total cost of $962 million.

Form 10-Q

Management expects to continue purchasing stock under this buyback plan to offset dilution from shares issued under employee compensation plans; however, a timeline for the buyback of the remaining stock under this program has not been established.

             In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. The company entered into a $3 billion accelerated share repurchase agreement with Goldman Sachs & Co. (Goldman Sachs) under which the company purchased and retired 75.7 million shares of DuPont's outstanding common stock from Goldman Sachs on October 27, 2005 at a price of $39.62, with Goldman Sachs purchasing an equivalent number of shares in the open market over the next nine months.

             On August 1, 2006, the company may receive from or be required to pay to Goldman Sachs a price adjustment that may be settled, at the company's option, in cash or shares of its common stock. The price adjustment is based upon the difference between the volume weighted average price (VWAP) of DuPont common stock during the nine-month purchase period and $39.62, multiplied by the number of shares purchased by Goldman Sachs. Through March 31, 2006, Goldman had purchased 43.1 million shares with a VWAP of $41.75. If Goldman Sachs purchased the remaining 32.6 million shares at the March 31, 2006 closing price of $42.21, then the company would owe Goldman Sachs a price adjustment of $176 million upon settlement, payable in cash or shares of the company's common stock.

             The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period. Upon settlement in cash or shares, the price adjustment will be recorded as equity.

             The company intends to execute the remaining $2 billion repurchase, consistent with DuPont's financial discipline principles, over the 12 months following the completion of the accelerated share repurchase program in mid-2006.

Cash and Cash Equivalents and Marketable Debt Securities

             Cash and cash equivalents and Marketable debt securities were $1.5 billion at March 31, 2006 versus $1.9 billion at December 31, 2005. The decrease was due to cash used to fund normal seasonal working capital needs principally in Agriculture & Nutrition.

Short- and Long-Term Borrowings and Capital Lease Obligations

             Total debt at March 31, 2006, was $9.0 billion, an increase of $0.8 billion from December 31, 2005. The increase in debt was used to fund normal seasonal working capital needs principally in Agriculture & Nutrition.

Net Debt

             At March 31, 2006, net debt was $7.5 billion compared to $6.3 billion at December 31, 2005. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful because it provides the investor with a more holistic view of the company's liquidity and debt position since the company's cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world. Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt.

Form 10-Q

             The following table reconciles the differences from Total debt to net debt.

	As of
	March 31,	December 31,
(Dollars in millions)	2006	2005

Commercial paper	$1,014	$ -
Long-term debt due in one year	911	986
Other short-term debt	377	411

Total short-term debt	2,302	1,397
Long-term debt	6,689	6,783

Total debt	8,991	8,180
Less: Cash and cash equivalents	1,456	1,736
Less: Marketable debt securities	77	115

Net debt	$7,458	$6,329

             The following table summarizes changes in net debt for the first quarter of 2006.

(Dollars in millions)

Net debt - beginning of year	$6,329

Cash used for continuing operations	381
Purchases of property, plant & equipment and investments in affiliates	348
Net payments for businesses acquired	51
Proceeds from sales of assets	(19)
Forward exchange contract settlements	(8)
Dividends paid to stockholders	345
Proceeds from exercise of stock options	(18)
Effect of exchange rate changes on cash	6
Other	43

Increase in net debt	1,129

Net debt - March 31, 2006	$7,458

Guarantees and Off-Balance Sheet Arrangements

              For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 42 to the company's 2005 Annual Report on Form 10-K. See discussion of accelerated share repurchase agreement under Stock Repurchases section above for additional information.

Form 10-Q

Contractual Obligations

              Information related to the company's contractual obligations at December 31, 2005 can be found on page 45 of the company's Annual Report on Form 10-K.

              Updated information with respect to certain of the company's significant contractual obligations is summarized in the following table:

Contractual Obligations at March 31, 2006
(Dollars in millions)
	Total at	Payments Due In
	March 31,		2007-	2009-	2011
	2006	2006*	2008	2010	and Beyond

Long-term debt, including
current portion	$7,584	$892	$2,540	$2,416	$1,736

Expected cumulative cash
requirements for interest
payments through maturity	$1,981	$277	$ 581	$ 296	$ 827

*	Represents nine months ending December 31, 2006.

PFOA

              DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon® and Zonyl® brands. The fluoropolymer resin and dispersion businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

              Fluoropolymer resins and dispersions are high-performance materials with many end uses including architectural fabrics, telecommunications and electronic wiring insulation, automotive fuel systems, computer chip processing equipment, weather-resistant/breathable apparel and non-stick cookware. Fluorotelomers are used to make soil, stain and grease repellants for paper, apparel, upholstery and carpets as well as firefighting foams and coatings.

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

              DuPont Performance Elastomers, LLC uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark. The wholly owned subsidiary is a part of the Performance Materials segment.

              PFOA is a bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2003, the EPA issued a preliminary risk assessment on PFOA that focuses on the exposure of the U.S. general population to PFOA and possible health effects, including developmental toxicity concerns. On January 12, 2005, the EPA issued a draft risk

Form 10-Q

assessment on PFOA. The draft stated that cancer data for PFOA may be best described as "suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential" under the EPA's Guidelines for Carcinogen Risk Assessment. Under the Guidelines, the descriptor "suggestive" is typically applied to agents if animal testing finds any evidence that exposure causes tumors in one species of animal.

              The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment. On January 30, 2006, the SAB issued a draft report that disagreed with the EPA's draft risk assessment which had described the cancer data as "suggestive evidence of carcinogenicity." The predominant SAB view, based on laboratory studies in rats, was that the experimental weight of evidence regarding human carcinogenic potential of PFOA was more consistent with the EPA's descriptor of "likely to be carcinogenic" as defined in the Guidelines for Carcinogen Risk Assessment. Under the Guidelines this description is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans. A few SAB members did not find the weight of evidence sufficient to support the "likely" descriptor and agreed with EPA's "suggestive" descriptor. In February 2006, a petition was submitted to place PFOA under California Proposition 65 which requires the State to publish a list of chemicals known to cause cancer, birth defects or other reproductive harm. DuPont disputes the cancer classification recommended in the SAB draft report and disagrees with placing PFOA under Proposition 65 because such actions would not adequately reflect human health data which to date demonstrates no increase in cancer rates known to be associated with PFOA.

              The EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. The EPA has also stated that it does not believe that there is any reason for consumers to stop using any related products because of concerns about PFOA. Currently, PFOA is not regulated by the EPA and there are no regulatory actions pending that would prohibit its production or use. However, there can be no assurance that the EPA or any other regulatory entity will not in the future choose to regulate or prohibit the production or use of PFOA. Products currently manufactured by the company representing approximately $1 billion of 2005 revenues could be affected by any such regulation or prohibition.

              DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and DuPont, as well as other companies, have outlined plans to continued research, emission reduction activities, and product stewardship activities to help address the EPA's questions. In January 2006, DuPont pledged its commitment to the EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors, and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors, and related higher homologue chemicals from emissions and products by no later than 2015. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 98 percent by 2007 (which incorporates the substantial achievement of 90 percent reduction already realized through DuPont's ongoing reduction program); establishing emission caps for U.S. facilities to limit the absolute number of pounds of PFOA emitted; implementing product caps for PFOA in fluoropolymer dispersions by 2007; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA.

              DuPont will work individually and with others in the industry to inform EPA's regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont's facilities, reformulation of the company's fluoropolymer dispersions, and new manufacturing processes for fluorotelomers products. DuPont has developed technology that can reduce the PFOA content in

Form 10-Q

fluoropolymer dispersions by 97 percent. DuPont is offering the technology to fluoropolymer manufacturers globally on a royalty-free basis. DuPont also has developed low PFOA dispersion products which it intends to launch in 2006. In addition, the company announced an investment in new technology at its Mississippi fluorotelomer manufacturing site that will reduce PFOA in fluorotelomer products. The company expects products based on this new technology to be available by 2007.

              Based on health and toxicological studies conducted by the company and other researchers, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population. DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, WV. Results from the first phase of this study indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, lipid fractions, e.g., cholesterol, in some of the highest exposed workers. It is unclear if this association is caused by PFOA exposure or is related to some other variable; therefore, DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing. The second phase is a mortality study that involves the examination of all causes of death in employees who worked at the Washington Works site during its more than fifty years of operation.

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

As of March 31, 2006, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the first quarter 2006 that has materially affected the company's internal control over financial reporting.

Form 10-Q

PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

                      Information related to this matter is included in Note 9 to the company's interim Consolidated Financial Statements under the heading Benlate® ..

PFOA: U.S. Environmental Protection Agency (EPA) and Class Actions

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

Environmental Proceedings

                      Information related to these proceedings is included on page 12, Item 3, to the company's 2005 Annual Report on Form 10-K.
Item 1A.	RISK FACTORS

                      DuPont operates in markets that involve significant risks, many of which are beyond the company's control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. Additional risks and uncertainties not presently known to the company or that DuPont currently believes to be immaterial also could affect its businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Form 10-Q

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

                      The company faces risks arising from various litigation matters unasserted and asserted, including but not limited to product liability claims, patent infringement claims and antitrust claims. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect to the company. An adverse outcome in any one or more of these matters could be material to the company's Consolidated Financial Statements. For further information see Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations subtitled "PFOA" and Note 9 to the company's interim Consolidated Financial Statements.

                      In the ordinary course of business, the company may make certain commitments, including representations, warranties, indemnities and guarantees of third party obligations. If the company were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting the company's results of operations. For further information see Note 9 to the company's interim Consolidated Financial Statements.

The company's operations are subject to extensive environmental laws and regulations.

                      The company's operations are subject to various federal, state and international laws and regulations governing the environment, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company's accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites, and the number of financial viability of other PRPs. It is the company's policy that all of its operations fully meet or exceed legal and regulatory requirements for protecting the environment. For further information see Part II, Item 1 - Legal Proceedings, Note 9 to the company's interim Consolidated Financial Statements and Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Environmental Matters.

Form 10-Q

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

                      Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages, natural disasters and severe weather events, such as hurricanes, and pandemics, could seriously harm the company's operations as well as the operations of its customers and supplies. Although it is impossible to predict the occurrences or consequences of any such events, they

Form 10-Q

could result in reduced demand for the company's products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, create delays and inefficiencies in the supply chain and result in the need to impose employee travel restrictions. The impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company's financial performance.

Inability to protect and enforce the company's intellectual property rights could adversely affect the company's financial results.

                      Intellectual property rights are important to the company's business. The company attempts to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. The extent to which the company is unable to protect its intellectual property could have an adverse impact of its financial results.

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

Issuer Purchases of Equity Securities

There were no purchases of the company's common stock during the three months ended March 31, 2006.

Form 10-Q

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on April 26, 2006. A total of 732,230,972 shares of common stock were voted in person or by proxy, representing 79 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the 2006 proxy statement:
1.	Election of Directors: The 11 nominees listed below were elected to serve on the Board of Directors for the ensuing year.

Director	Votes Cast For	Votes Withheld

A. J. P. Belda	700,287,284	31,943,688
R. H. Brown	700,101,452	32,129,520
C. J. Crawford	698,818,971	33,412,001
J. T. Dillon	700,007,882	32,223,090
E. I. du Pont	700,533,452	31,697,520
C. O. Holliday, Jr.	693,309,936	38,921,036
L. D. Juliber	696,010,629	36,220,343
M. Naitoh	700,048,790	32,182,182
S. O'Keefe	699,351,100	32,879,872
W. K. Reilly	694,921,257	37,309,715
C. M. Vest	696,206,372	36,024,600

					Broker
		For	Against	Abstentions	Non-Votes

2.	Ratification of PricewaterhouseCoopers LLP
	as Independent Registered Public
	Accounting Firm	698,340,534	7,295,244	26,595,194	-

3.	Stockholder proposal requesting a report
	to shareholders on executive
	compensation	47,476,466	504,136,663	31,243,915	149,373,928

4.	Stockholder proposal requesting a review
	of potential adverse impacts associated
	with genetically modified organisms	35,845,497	459,866,362	87,145,185	149,373,928

5.	Stockholder proposal requesting that future
	stock option grants to senior executives
	be performance-based	221,038,860	331,573,975	30,244,209	149,373,928

6.	Stockholder proposal requesting a report
	on PFOA compounds used in DuPont
	products and evaluation of phase-out
	of manufacture of such products	142,740,281	351,809,059	88,307,704	149,373,928

7.	Stockholder proposal requesting a report
	on the security of DuPont's chemical
	plants and storage facilities	37,993,485	457,668,887	87,194,672	149,373,928

Item 6.     EXHIBITS

The exhibit index filed with this Form 10-Q is on pages 40-42.

Form 10-Q

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: May 4, 2006

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

Form 10-Q

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company's Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company's Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company's Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2006.

10.2*

Terms and conditions of time-vested restricted stock units to non-employee directors and the company's Stock Accumulation and Deferred Compensation Plan (incorporated by reference to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2005).

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

10.6*	Terms and conditions of stock options granted in 2006 under the company's Stock Performance Plan.

10.7*	Terms and conditions of performance-based restricted stock units granted in 2006 under the company's Stock Performance Plan.

10.8*	Terms and conditions of time-vested restricted stock units granted in 2006 under the company's Stock Performance Plan.

*	Management contract or compensatory plan or arrangement
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

10.19

Master Confirmation Agreement and the related Supplemental Confirmation dated as of October 24, 2005, between Goldman Sachs & Co. and the company relating to the company's accelerated Stock repurchase program (incorporated by reference to Exhibit 10.19 of the company's Annual Report on Form 10-K for the year ended December 31, 2005).

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
(As last amended, January 1, 2006)

Form 10-Q
Exhibit 10.1

E. I. DU PONT DE NEMOURS AND COMPANY

STOCK ACCUMULATION AND DEFERRED
COMPENSATION PLAN FOR DIRECTORS

(As last amended, January 1, 2006)
1.	PURPOSE OF THE PLAN

                 The Purpose of the DuPont Stock Accumulation and Deferred Compensation Plan for Directors (the "Plan") is (1) to further the identity of interests of members of the Board of Directors of E. I. du Pont de Nemours and Company (the "Company") with those of the Company's stockholders generally through the grant of time-vested restricted DuPont common stock units payable in cash, and (2) to permit Directors to defer the payment of all or a specified part of their compensation for services performed as Directors.
2.	ELIGIBILITY

                 Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates and who do not receive a form of compensation for Board service in lieu of customary Directors' fees shall be eligible to receive time-vested restricted stock units under the Plan. Members of the Board of Directors of the Company who are not employees of the Company or any of its subsidiaries or affiliates shall be eligible under this Plan to defer compensation for services performed as Directors.
3.	ADMINISTRATIONS AND AMENDMENT

                 The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding. The Board of Directors of the Company reserves the right to modify the Plan from time to time, or to repeal the Plan entirely, provided, however, that (1) no modification of the Plan shall operate to annual an election already in effect for the current calendar year or any preceding calendar year; and (2) to the extent required under Section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), Plan provisions relating to the amount, price and timing of time-vested restricted stock unit grants shall not be amended more than once every six months, except that the foregoing shall not preclude any amendment necessary or desirable to conform to changes in applicable law, including, but not limited to, changes in the Internal Revenue Code.

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

Form 10-Q
Exhibit 10.1

                 The Board of Directors may, in its sole discretion, modify the terms and conditions of this Plan in response to and consistent with any changes in applicable law, rule or regulation.
5.	TIME-VESTED RESTRICTED STOCK UNIT GRANTS

a.

Annual Grant: Subject to action by the Board of Directors, and effective upon such date as the Board of Directors may determine, each Director eligible under Article 2 hereof shall be awarded an annual grant of time-vested restricted stock units of the Company payable in cash, with each such grant having a fair market value on date of grant of $115,000. A director elected to the Board at a time after an annual time-vested restricted stock unit grant is made shall, without further action by the Board of Directors, receive a grant of time-vested restricted stock units of the Company payable in cash, with any such grant having a fair market value on the date of grant of $115,000, following his/her first attendance at a Board Meeting. Any such grant shall be subject to the terms and conditions applicable to the annual grant, and shall be effective on the first business day of the month following the month in which the Director attends his/her first Board Meeting. Under no circumstances shall a Director receive more than one time-vested restricted stock unit grant in any calendar year under this Plan.

b.

Restriction Period: For a period as the Board of Directors shall determine, from the effective date of the grant ("restriction period") grantee may not sell, gift, or otherwise transfer or dispose of any of the units except as described below.

c.

Dividend Equivalents: From time to time, the Board of Directors may attach a dividend equivalent right to the time-vested restricted stock units. Dividend equivalents are an amount equal to any cash dividends (or the fair market value of dividends paid in property other than dividends payable in DuPont common stock) payable on the total number of shares represented by the total number of outstanding units in grantee's account will be allocated to grantee's account in the form of units based upon the stock price on the dividend payment date. Any dividend units payable on such number of shares will be allocated in the form of whole and fractional units. The stock price shall be the closing price of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange.

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

Form 10-Q
Exhibit 10.1

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

                 The aggregate amount of deferred fees, together with interest and dividend equivalents accrued thereon, shall be paid in accordance with the deferral and form of payment election made by the Director under paragraph 6. Amounts deferred to a specified year shall only be paid in a lump sum and shall be paid promptly at the beginning of that specified year. Amounts deferred to retirement payable in a lump sum shall be paid, promptly at the beginning of the calendar year following a Director's retirement. Installment payments with respect to amounts deferred to retirement shall be paid promptly at the beginning of the calendar year after a Director's retirement and promptly after the beginning of each succeeding calendar year until the entire amount credited to the Director's account shall have been paid. With respect to directors fees, amounts credited to a Director's account in cash shall be paid in cash and amounts credited in stock units shall be paid in one share of common stock of the Company for each stock unit, except that a cash payment will be made with any final installment for any fraction of a stock unit remaining in the Director's account. Such fractional share shall be valued at the closing Stock Price on the date of settlement. Restricted Stock Units that have been deferred shall be paid in cash, each unit to equal the value of one share of DuPont common stock based on the average of the high and low prices of DuPont common stock as reported on the Composite Tape of the New York Stock Exchange as of the effective date of payment.
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
12.	NONASSIGNABILITY

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
Exhibit 10.6

TERMS AND CONDITIONS

OF

STOCK OPTIONS GRANTED IN 2006

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.6

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
STOCK OPTIONS GRANTED IN 2006
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

Subject to other terms and conditions herein, including paragraph 4 (b) below (relating to death, retirement, termination due to divestiture or lack of work or total and permanent disability), one-third of the shares subject to the option may be purchased beginning on the first anniversary of the grant date. Except as described in paragraph 4 (b) below, on each of the next two succeeding anniversaries of the grant date, an additional one-third of the shares subject to the option may be exercised. The shares subject to the option, which may be purchased beginning on the first and second anniversaries shall be rounded down to the nearest whole share while the balance of the shares may be purchased beginning on the third anniversary.

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

Form 10-Q
Exhibit 10.6

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

In the event of death, to the extent shares subject to option under this grant have not already been purchased or this grant is otherwise terminated, this grant shall be exercisable:

	a.	by the person or persons designated by the optionee in the last beneficiary designation filed with the plan administrator, or

b.

if no such designation has been filed, by the executor or administrator of the optionee's estate or in accordance with his or her directions, subject to the other terms and conditions contained herein.

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

Form 10-Q
Exhibit 10.6

Purchase of shares will be effected only if (1) the optionee has established the appropriate account with the plan administrator, and (2) notice of such purchase, accompanied by payment, is received by the Senior Vice President-DuPont Finance or designee on or before the last day allowed for the purchase of shares as indicted above. Shares purchased or delivered in payment upon exercise will be registered in the optionee's name after receipt by the Senior Vice President-DuPont Finance or designee of such notice and payment. In the event of death prior to delivery of shares purchased pursuant to the option, the shares will be registered in the name(s) of the optionee's designated beneficiary(ies), or in accordance with the directions of the executor or administrator of the optionee's estate, as the case may be.

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

Shares used for withholding may be either option shares otherwise issuable pursuant to the exercise of the NQO or shares already owned which are tendered to the Company. The optionee must unconditionally agree to tender the appropriate number of shares to the Company if the amount of withholding tax is determined after the date of exercise of the option. The number of shares withheld by the Company or required to be tendered to satisfy withholding taxes shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due. Federal, state and local withholding cannot exceed statutory requirements. When shares already owned are used to satisfy withholding, the optionee must have owned such shares for at least six months.

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
WITHHOLDING TAX ON EXERCISE OF NONQUALIFED STOCK OPTIONS

A Section 16 officer or director may elect to use shares of DuPont common stock to satisfy federal, state and local tax withholding requirements in connection with the exercise of a nonqualified stock option. No shares may be withheld in excess of statutory requirements.
1.

An election to use shares to satisfy amounts required to be withheld pursuant to applicable federal, state and local tax laws in connection with the exercise of a nonqualified option is irrevocable. No election may be made with respect to an option prior to six months after the grant due.

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

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the exercise date, or during a ten-day window period prior to or coincident with the exercise.*

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 10.7

TERMS AND CONDITIONS

PERFORMANCE-BASED

RESTRICTED STOCK UNITS GRANTED IN 2006

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.7

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
PERFORMANCE VESTED RESTRICTED STOCK UNITS
GRANTED IN 2006
1.	GRANT
You (hereinafter "grantee") were granted performance-based restricted DuPont common stock units ("units") effective February 1, 2006.

2.	PERFORMANCE PERIOD - 2006-2008

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

The metrics associated with this grant for performance period 2006-2008 are Revenue Growth and Return on Invested Capital.

Revenue Growth - Sales/Revenue as reported in company filings and adjusted for "major acquisitions/divestitures", but only if the aggregate of major acquisitions/divestitures totals 15% or more of total revenue in a fiscal year. A "major acquisition/divestiture" is defined as one that accounts for at least 5% of total revenue. Measurement approach: point-to-point Compound Annual Growth Rate.

Return on Invested Capital (ROIC) - As calculated for DuPont's Variable Compensation plan.

Numerator: net income from continuing operations including minority interest income before (as itemized on the income statement): extraordinary items, special items, after-tax interest expense, and preferred dividends.

Denominator: 5-quarter average total invested capital (total debt, shareholders equity, and minority interest liability).
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

Form 10-Q
Exhibit 10.7

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

5.	PAYMENT FROM GRANTEE'S ACCOUNT

Units shall be paid during the calendar year following the end of the performance period, in one share of DuPont common stock for each unit, except that a cash payment will be made for any faction of a unit remaining in the grantee's account. Such fractional unit will be valued based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the effective date of payment.

Form 10-Q
Exhibit 10.7

6.	PAYMENT IN EVENT OF RETIREMENT, DISABILITY, TERMINATION FOR LACK OF WORK, DIVESTITURE TO AN ENTITY LESS THAN 50% OWNED BY DUPONT OR DEATH

In the event grantee retires, becomes disabled, as such term is defined in applicable benefit plans ("disability"), is terminated for lack of work, as such term is defined in applicable benefit plans ("termination for lack of work"), is terminated due to a divestiture to an entity which is less than 50% owned by DuPont or dies, subject to the conditions of paragraph 2, all units in grantee's account will be paid at the conclusion of the restriction period as described in paragraph 2 above provided grantee's retirement, disability, termination (as described in this paragraph) or death, occurs at least six months after the grant date and provided further that grantee was an active employee of a plan company through the date of retirement, death, disability or termination. Units in grantee's account will be pro-rated based on the number of months the individual was employed by DuPont during the three-year performance period. In the event payment under this provision shall give rise to application of section 409A of the Internal Revenue Code, then not withstanding any other aspect of these Terms and Conditions, in no event shall units be paid earlier than six months after separation from employment of a "specified employee" as that term is defined within section 409A of the Internal Revenue Code. If grantee's death, disability, retirement or termination occurs prior to expiration of the six-month period following the grant date, all units shall be forfeited.

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

Shares of DuPont common stock will be automatically used to satisfy withholding for federal, state, and local taxes unless grantee is a Section 16 officer. The number of shares withheld by the Company to satisfy withholding taxes shall be determined based on the fair market value (the average of high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due. Federal, state, and local withholding cannot exceed statutory requirements.

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

Form 10-Q
Exhibit 10.7

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

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the vesting date, or during a ten-day window period prior to or coincident with the vesting date.*

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 10.8

TERMS AND CONDITIONS

TIME-VESTED

RESTRICTED STOCK UNITS GRANTED IN 2006

UNDER STOCK PERFORMANCE PLAN

Form 10-Q
Exhibit 10.8

STOCK PERFORMANCE PLAN
TERMS AND CONDITIONS OF
TIME-VESTED RESTRICTED STOCK UNITS
GRANTED IN 2006
1.	GRANT
You (hereinafter "grantee") were granted time-vested restricted DuPont common stock units ("units") effective February 1, 2006.

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

Units shall be paid as soon as practical, in no event later than two and a half months after the later of the end of DuPont's taxable year or the end of the grantee's taxable year in which the units vest, in one share of DuPont common stock for each unit, except that a cash payment will be made for any fraction of a unit remaining in the grantee's account. Such fractional unit will be valued based on the fair market value (the average of the high and low prices on the NYSE-Composite Transactions Tape) of the shares on the effective date of payment.

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

In the event of grantee's retirement, as such term is defined in applicable benefit plans ("retirement"), provided grantee's retirement occurs at least six months after the grant date and provided further that grantee was an active employee of a plan company through the date of retirement, all units in grantee's account will remain subject to the restriction period, and will be paid as soon as practicable after expiration of the applicable restriction periods. If the grantee's retirement occurs prior to the expiration of such six-month period, all units shall be forfeited. In the event payment under this provision shall give rise to application of section 409A of the Internal Revenue Code, then notwithstanding any other aspect of these terms and conditions, in no event shall units be paid earlier than six months after separation of employment of a "specified employee" as that term is defined within section 409A of the Internal Revenue Code.

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

Form 10-Q
Exhibit 10.8

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
This grant is made at t he discretion of the Company, and should not be construed to imply an entitlement to any future grants of a like or different nature.

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

4.

When the Section 16 officer or director elects to use shares to satisfy withholding, the election must be made on a date six months or more prior to the vesting date, or during a ten-day window period prior to or coincident with the vesting date.*

5.

The number of shares withheld by the Company or tendered by the Section 16 officer or director to satisfy the withholding tax requirement shall be determined based on the fair market value (the average of the high and low prices on the NYSE-Composite Transaction Tape) of the shares on the date for determining the amount of withholding tax due.

*

There are four ten-day window periods a year. They commence on the third business day following the date the Company announces its quarterly and annual sales and earnings and end on the twelfth business day following such date.

Form 10-Q
Exhibit 12

E. I. DU PONT DE NEMOURS AND COMPANY

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in millions)
	Three Months
	Ended
	March 31,	Years Ended December 31,
	2006	2005	2004	2003	2002	2001

Income before cumulative effect of changes
in accounting principles	$ 817	$2,053	$1,780	$1,002	$1,841	$4,328(a)
Provision for (benefit from) income taxes	232	1,468	(329)	(930)	185	2,467
Minority interests in earnings (losses) of
consolidated subsidiaries	2	37	(9)	71	98	49
Adjustment for companies accounted
for by the equity method	43	215	99	360	45	93
Capitalized interest	(8)	(23)	(17)	(29)	(45)	(62)
Amortization of capitalized interest	8	33	365(b)	119(b)	59	61

	1,094	3,783	1,889	593	2,183	6,936

Fixed charges:
Interest and debt expense	114	518	362	347	359	590
Capitalized interest	8	23	17	29	45	62
Rental expense representative of
interest factor	22	88	91	90	82	78

	144	629	470	466	486	730

Total adjusted earnings available for
payment of fixed charges	$1,238	$4,412	$2,359	$1,059	$2,669	$7,666

Number of times fixed
charges earned	8.6	7.0	5.0	2.3	5.5	10.5

(a)	Includes $3,866 after-tax gain on the sale of DuPont Pharmaceuticals to Bristol-Myers Squibb.
(b)	Includes write-off of capitalized interest associated with exiting certain businesses.

Form 10-Q
Exhibit 31.1

CERTIFICATIONS

I, Charles O. Holliday, Jr., certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2006 of E. I. du Pont de Nemours and Company;

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

Date: May 4, 2006

By: /s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer and
Chairman of the Board

Form 10-Q
Exhibit 31.2

CERTIFICATIONS

I, Gary M. Pfeiffer, certify that:

1.	I have reviewed this report on Form 10-Q for the period ended March 31, 2006 of E. I. du Pont de Nemours and Company;

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

Date: May 4, 2006

By: /s/Gary M. Pfeiffer

Gary M. Pfeiffer
Senior Vice President and
Chief Financial Officer

Form 10-Q
Exhibit 32.1

Certification of CEO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles O. Holliday, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Charles O. Holliday, Jr.

Charles O. Holliday, Jr.
Chief Executive Officer
May 4, 2006

Form 10-Q
Exhibit 32.2

Certification of CFO Pursuant to
18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

             In connection with the Quarterly Report of E. I. du Pont de Nemours and Company (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Gary M. Pfeiffer, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Gary M. Pfeiffer

Gary M. Pfeiffer
Chief Financial Officer
May 4, 2006