Form 10-Q
period 2006-06-30
DUPONT E I DE NEMOURS & CO
filed 2006-08-04
CIK 30554

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-815

E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0014090
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1007 Market Street, Wilmington, Delaware       19898
(Address of Principal Executive Offices)

(302) 774-1000
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).

Yes  ☐   No   ☒

921,791,134 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 17, 2006.

E. I. DU PONT DE NEMOURS AND COMPANY

Table of Contents

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part  I.  Financial Information

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES

Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$7,442	$7,511	$14,836	$14,942
Other income, net	396	611	666	1,006
Total	7,838	8,122	15,502	15,948
Cost of goods sold and other operating charges	5,228	5,220	10,564	10,271
Selling, general and administrative expenses	853	866	1,644	1,673
Amortization of intangible assets	56	57	115	114
Research and development expense	328	339	641	652
Interest expense	119	120	233	224
Separation activities — Textiles & Interiors	—	(39)	—	(39)
Total	6,584	6,563	13,197	12,895
Income before income taxes and minority interests	1,254	1,559	2,305	3,053
Provision for income taxes	278	517	510	1,026
Minority interests in earnings of consolidated subsidiaries	1	27	3	45
Net income	$975	$1,015	$1,792	$1,982
Basic earnings per share of common stock	$1.05	$1.02	$1.94	$1.99
Diluted earnings per share of common stock	$1.04	$1.01	$1.92	$1.97
Dividends per share of common stock	$0.37	$0.37	$0.74	$0.72

See pages 6-23 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$820	$1,736
Marketable debt securities	7	115
Accounts and notes receivable, net	6,875	4,801
Inventories	4,453	4,743
Prepaid expenses	204	199
Income taxes	843	828
Total current assets	13,202	12,422
Property, plant and equipment, net of accumulated depreciation(June 30, 2006 - $15,022; December 31, 2005 - $14,654)	10,379	10,309
Goodwill	2,115	2,087
Other intangible assets	2,675	2,684
Investment in affiliates	837	844
Other assets	5,149	4,904
Total	$34,357	$33,250
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,342	$2,819
Short-term borrowings and capital lease obligations	2,408	1,397
Income taxes	448	280
Other accrued liabilities	2,785	2,967
Total current liabilities	7,983	7,463
Long-term borrowings and capital lease obligations	6,123	6,783
Other liabilities	8,374	8,441
Deferred income taxes	1,197	1,166
Total liabilities	23,677	23,853
Minority interests	485	490
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued and outstanding at June 30, 2006 - 1,008,832,537 December 31, 2005 - 1,006,651,566	303	302
Additional paid-in capital	7,832	7,678
Reinvested earnings	9,038	7,935
Accumulated other comprehensive loss	(488)	(518)
Common stock held in treasury, at cost (Shares: June 30, 2006 and December 31, 2005 - 87,041,427)	(6,727)	(6,727)
Total stockholders’ equity	10,195	8,907
Total	$34,357	$33,250

See pages 6-23 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$1,792	$1,982
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	571	559
Amortization of intangible assets	115	114
Separation activities - Textiles & Interiors	—	(39)
Contributions to pension plans	(131)	(136)
Other operating activities - net	103	(310)
Change in operating assets and liabilities - net	(2,382)	(1,739)
Cash provided by operating activities	68	431
Investing activities
Purchases of property, plant and equipment	(715)	(548)
Investments in affiliates	(12)	(39)
Payments for businesses - net of cash acquired	(51)	(113)
Proceeds from sales of assets - net of cash sold	34	271
Net decrease (increase) in short-term financial instruments	110	(62)
Forward exchange contract settlements	57	32
Other investing activities - net	28	15
Cash used for investing activities	(549)	(444)
Financing activities
Dividends paid to stockholders	(689)	(723)
Net increase in borrowings	298	2,977
Acquisition of treasury stock	—	(505)
Proceeds from exercise of stock options	41	340
Other financing activities - net	(72)	(38)
Cash (used for) provided by financing activities	(422)	2,051
Effect of exchange rate changes on cash	(13)	(576)
(Decrease) Increase in cash and cash equivalents	$(916)	$1,462
Cash and cash equivalents at beginning of period	1,736	3,369
Cash and cash equivalents at end of period	$820	$4,831

See pages 6-23 for Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary.  Certain reclassifications of prior year’s data have been made to conform to current year classifications.

Accounting Standards Issued Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ”Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109  “Accounting for Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement becomes effective for the company beginning in the first quarter of 2007. The company is currently evaluating the impact of its adoption on its consolidated financial statements.

Note 2.  Stock-Based Compensation

The DuPont Stock Performance Plan provides for long-term incentive grants of stock options, time-vested restricted stock units, and performance-based restricted stock units to key employees.

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method.  Because the company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively on January 1, 2003, the adoption of SFAS No. 123(R) did not have a material impact on the company’s financial position or results of operations.  Prior to adoption of SFAS No. 123(R), the nominal vesting approach was followed for all awards.  Upon adoption of SFAS No. 123(R) on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant.  Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company’s results of operations. Prior to the adoption of SFAS No. 123(R), the company reported the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows rather than as a reduction of taxes paid.

The total stock-based compensation cost included in the Consolidated Income Statements was $46 and $89, respectively, and $14 and $29 of income tax benefits related to stock-based compensation arrangements in the three and six months ended June 30, 2006.  The total stock-based compensation cost included in the Consolidated Income Statements was $21 and $42, respectively, and $6 and $13 of income tax benefits related to stock-based compensation arrangements in the three and six months ended June 30, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 2.  Stock-Based Compensation (Continued)

The maximum number of shares that may be granted subject to option or in the form of time-vested and performance-based restricted stock units for any consecutive five-year period is 72 million shares.  Of the 72 million shares, 12 million may be in the form of time-vested and/or performance-based restricted stock units.  At December 31, 2005, approximately 42 million shares were authorized for future grant under the company’s plan.  The company’s Compensation Committee determines the long-term incentive mix, including stock options, time-vested and performance-based restricted stock units, and may authorize new grants annually.

The company issues new shares to satisfy stock compensation awards.  Management currently purchases stock under the company’s share repurchase plan as approved by the Board of Directors in June 2001 to offset dilution from shares issued under employee compensation plans.  Management has not established a timeline for completion of this repurchase plan.

Stock Options

The company grants stock option awards under the DuPont Stock Performance Plan.  The purchase price of shares subject to option is equal to the market price of the company’s stock on the date of grant.  Generally, options are exercisable from one to three years after date of grant.  Prior to 2004, options expired 10 years from date of grant; however, beginning in 2004, options serially vest over a three-year period and carry a six-year option term.  The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below.  The weighted-average grant-date fair value of options granted in the three and six months ended June 30, 2006 was $7.73 and $7.28 respectively. The weighted-average grant-date fair value of options granted in the three and six months ended June 30, 2005 was $7.78 and $8.79, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	3.6%	3.2%	3.8%	2.9%
Volatility	23.49%	22.39%	25.03%	23.37%
Risk free interest rate	4.9%	3.7%	4.4%	3.7%
Expected life (years)	4.5	4.5	4.5	4.5

The company determines the dividend yield by dividing the current annual dividend on the company’s stock by the option exercise price.  A historical daily measurement of volatility is determined based on the expected life of the option granted.  The risk free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted.  Expected life is determined by reference to the company’s historical experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 2.  Stock-Based Compensation (Continued)

Stock Option awards as of June 30, 2006 and changes during the three and six month period then ended were as follows:

		Weighted	Weighted Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in thousands)	Price	(years)	(in thousands)
Outstanding, December 31, 2005	92,943	$46.90
Granted	6,140	$39.30
Exercised	(435)	$37.96
Canceled	(1,946)	$43.01
Forfeited	(71)	$43.34

Outstanding, March 31, 2006	96,631	$46.54	4.34	$74,409

Granted	34	$41.29
Exercised	(578)	$39.20
Canceled	(129)	$49.07
Forfeited	(121)	$42.36

Outstanding, June 30, 2006*	95,837	$46.58	4.08	$59,480

Exercisable, June 30, 2006	76,766	$46.12	3.98	$45,410

*                    Includes 12.5 million and 8.4 million options outstanding from the 2002 and 1997 grants of 200 shares to all eligible employees at an option price of $44.50 and $52.50, respectively.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between DuPont’s closing stock price on the last trading day of the quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at quarter end.  The amount changes based on the fair market value of DuPont’s stock.  Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $3 and $5, respectively. For the three and six months ended June 30, 2005 the total intrinsic value of options exercised was $9 and $152, respectively.

As of June 30, 2006, $64 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

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

The company also grants performance-based restricted stock units to senior leadership.  Vesting occurs upon attainment of pre-established corporate revenue growth and return on investment objectives versus peer companies at the end of a three-year performance period.  The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant.  During the first half of 2006, 361,100 performance-based restricted stock units were granted at a weighted average grant date fair value of $39.31.

The fair value of time-vested and performance-based restricted stock units is based upon the market price of the underlying common stock as of the date of the grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 2.  Stock-Based Compensation (Continued)

Nonvested awards of time-vested and performance-based restricted stock units as of June 30, 2006 and changes during the period then ended were as follows:

	Weighted-Average
	Number of Shares	Grant Date
	(in thousands)	Fair Value
Nonvested, December 31, 2005	2,086	$45.59
Granted	1,942	$39.03
Vested	(488)	$45.44
Forfeited	(7)	$40.08

Nonvested, March 31, 2006	3,533	$41.69
Granted	28	$41.03
Vested	(11)	$40.80
Forfeited	(57)	$42.14

Nonvested, June 30, 2006	3,493	$41.73

The table above includes restricted stock units for the Board of Directors settled in cash.

As of June 30, 2006, there was $73 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the three and six months ended June 30, 2006 was $0 and $22, respectively. For the three and six months ended June 30, 2005 the total fair value of shares vested was $0 and $10, respectively.

Note 3.  Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cozaar®/Hyzaar® income	$199	$190	$367	$348
Royalty income	36	20	62	43
Interest income, net of miscellaneous interest expense	39	91	69	131
Equity in earnings of affiliates	21	32	31	68
Net gains on sales of assets	3	74	3	78
Net exchange gains*	34	176	21	278
Miscellaneous income and expenses - net	64	28	113	60
	$396	$611	$666	$1,006

*                    The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations.  The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize the effects of exchange rate changes on an after-tax basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 4.  Restructuring Charges

During the second quarter 2006, there were no changes in estimates related to reserves established for restructuring initiatives recorded in the first quarter 2006 or in prior years. A complete discussion of the prior years’ activities is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, at Note 4, “Employee Separation Costs and Asset Impairment Charges.”

A transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment in order to better serve the company’s customers and improve profitability.  The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible.  Restructuring charges resulting from the plan totaled $135 and are included in Cost of goods sold and other operating charges.  These charges include $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities.  In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets. During the second quarter 2006, approximately 290 employees left the roles and approximately 235 were redeployed. As of June 30, 2006, cash payments related to these separations were $7.  All employees are expected to be off the roles by fourth quarter 2007.

Prior Year Corporate Programs

The account balance and activity for prior year programs are as follows:

Employee
Separation
Costs
Balance - December 31, 2005	$55
Employee separation settlements	(12)

Balance — June 30, 2006	$43

The remaining liability balance at June 30, 2006 represents payments to be made over time to separated employees.

Note 5.  Separation Activities - Textiles & Interiors

In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 thereby completing the sale of all the net assets of Textiles & Interiors.

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

Note 6.  Provision for Income Taxes

In the second quarter 2006, the company recorded a tax provision of $278, including $16 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Also included in the second quarter 2006 is a tax benefit of $31 associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return. Year-to-date 2006 also includes a net tax benefit of $41 related to the reversal of certain prior year tax contingencies previously reserved and an additional $4 of tax expense associated with the company’s hedging policy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 6.  Provision for Income Taxes (Continued)

In the second quarter 2005, the company recorded a tax provision of $517, including $193 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Also included in the second quarter of 2005 was a tax benefit of $24 related to the reversal of certain prior year tax contingencies previously reserved. Year-to-date 2005 includes an additional $149 of tax expense associated with the company’s hedging policy.

Note 7.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$975.0	$1,015.0	$1,792.0	$1,982.0
Preferred dividends	(2.5)	(2.5)	(5.0)	(5.0)

Net income available to common stockholders	$972.5	$1,012.5	$1,787.0	$1,977.0

Denominator:
Weighted-average number of common shares - Basic	922,227,761	996,025,680	921,723,199	996,164,219
Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	9,726,173	6,783,719	9,168,969	8,342,674

Weighted-average number of common shares - Diluted	931,953,934	1,002,809,399	930,892,168	1,004,506,893

The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average Number of Stock Options	57,356,128	35,145,869	68,224,821	33,195,262

Note 8.  Inventories

	June 30, 2006	December 31, 2005
Finished products	$3,128	$2,875
Semifinished products	974	1,534
Raw materials and supplies	862	819
	4,964	5,228
Adjustment of inventories to a Last-In, First-Out (LIFO) basis	(511)	(485)
	$4,453	$4,743

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 9.  Goodwill and Other Intangible Assets

Changes in goodwill for the period ended June 30, 2006 are summarized in the table below.

	Balance as of	Adjustments		Balance as of
	December 31,	and		June 30,
Segment	2005	Acquisitions		2006
Agriculture & Nutrition	$607	$1		$608
Coatings & Color Technologies	824	1		825
Electronic & Communication Technologies	173	2		175
Performance Materials	317	(11)[1]		306
Safety & Protection	154	35	[2]	189
Other	12	—		12

Total	$2,087	$28		$2,115

1                     Includes purchase accounting refinements related to certain elastomer businesses.

2                     Includes goodwill resulting from the acquisition of environmental technology businesses.

The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	June 30, 2006			December 31, 2005
	Accumulated	Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,130	$(1,198)	$932	$2,179	$(1,217)	$962
Patents	177	(50)	127	176	(45)	131
Trademarks	84	(20)	64	77	(18)	59
Other	587	(195)	392	550	(176)	374
	2,978	(1,463)	1,515	2,982	(1,456)	1,526
Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / Tradenames	185	—	185	183	—	183
Pioneer Germplasm	975	—	975	975	—	975
	$1,160	—	$1,160	1,158	—	1,158
Total	$4,138	$(1,463)	$2,675	$4,140	$(1,456)	$2,684

The aggregate amortization expense for definite-lived intangible assets was $56 and $115 for the three-and six-month periods ended June 30, 2006, respectively, and $57 and $114 for the three- and six-month periods ended June 30, 2005.  The estimated aggregate pretax amortization expense for 2006 and each of the next five years is approximately $230, $210, $190, $165, $130, and $110.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option refund, repair or replace, without charge, such products if they fail due to a manufacturing defect.  The term of these warranties varies (30 days to 10 years) by product.  The company’s estimated product warranty liability as of June 30, 2006 is $32.  In the first quarter of 2006, the company increased its reserve for product warranty liability primarily in the Safety & Protection segment to reflect obligations related to certain product warranties.  The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties.  The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold, and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Set forth below is a reconciliation of the company’s estimated product warranty liability from December 31, 2005 through June 30, 2006:

Balance - December 31, 2005	$16
Settlements (cash and in-kind)	(6)
Aggregate changes - issued 2006	22

Balance — June 30, 2006	$32

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amounts recorded for all indemnifications as of June 30, 2006 and December 31, 2005 are $110 and $103, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of the majority of the net assets of Textiles & Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch, against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties.  The estimated fair value of these obligations of $70 is included in the indemnification balance of $110 stated above.  The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a stand alone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies.  At June 30, 2006, the company had directly guaranteed $576 of such obligations, plus $260 relating to guarantees of historical obligations for divested subsidiaries.  This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers.  Assuming liquidation, these assets are estimated to cover approximately 39 percent of the $263 of guaranteed obligations of customers and suppliers.  Set forth below are the company’s guaranteed obligations at June 30, 2006:

	Short Term	Long Term	Total
Obligations for customers, suppliers and other unaffiliated companies[1]:
Bank borrowings (terms up to 6 years)	$80	$181	$261
Revenue bonds (term 3 years)	—	2	2

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 7 years)	245	29	274
Leases on equipment and facilities (terms up to 4 years)	—	39	39

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	325	251	576

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 3-20 years)	—	154	154
Consolidation Coal Sales Company (term 4-5 years)	—	103	103
INVISTA (terms less than 1 year)	3	—	3

Total obligations for divested subsidiaries and affiliates	3	257	260

Total	$328	$508	$836

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

Residual Value Guarantees

As of June 30, 2006, the company had one synthetic lease program relating to short-lived equipment.  In connection with this synthetic lease program, the company had residual value guarantees in the amount of $97 at June 30, 2006.  The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option.  At June 30, 2006, the company had no liabilities recorded for these obligations.  Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage.  DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement.  The status of Benlate® cases is indicated in the table below.

	Status of Cases
	June 30, 2006	March 31, 2006	December 31, 2005
Filed	—	—	—
Resolved	—	1	30
Pending	62	62	63

In March 2006, DuPont settled the only case pending in Australia alleging plant damage for $375 thousand. Nine cases are pending in Florida state court, involving allegations that Benlate® caused crop damage.  Two of these cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont.  At trial, the plaintiffs sought damages in the range of $270 to $400.  The plaintiffs as well as DuPont have filed post trial motions and DuPont will appeal the verdict.  DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.

Twenty-four of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws.  Plaintiffs are appealing the Florida federal court’s dismissal of 16 of the reopener cases.  One of the two cases pending in Florida state court is scheduled for trial in September 2006.  In December 2005, the Ninth Circuit Court of Appeals reversed the Hawaii federal court’s dismissal of the five reopener cases before it.  These five cases are scheduled for a common issues trial in November 2006.  The remaining case in Hawaii state court was settled in part for $1.2.  The remainder of this case was dismissed on DuPont’s motion.  Plaintiffs have appealed.

In one of the three cases involving allegations that Benlate® caused birth defects to children exposed in utero pending before it, the Delaware state court granted the company’s motion to dismiss due to insufficient scientific support for causation.  Plaintiffs have appealed and the court has stayed the other two cases pending the outcome of the appeal.

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida.  The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD.  One case was tried in late 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each.  The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company’s favor in both cases.  Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company.  Hearings regarding the motion for sanctions have concluded and a ruling is expected in the third quarter of 2006.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of June 30, 2006, the company has incurred costs and expenses of approximately $1,900 associated with these matters.  The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time. At June 30, 2006, no reserves exist for Benlate® litigation matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

PFOA

EPA Complaints

In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA, (collectively, perfluorooctanoic acids and its salts, including the ammonium salt).  The first complaint related to information about PFOA for a period beginning in June 1981 through March 2001; the second related to information about PFOA for a period beginning in late July 2004 to mid-October 2004.  In December 2005, the parties entered into a settlement agreement to resolve the original counts set forth in the complaints and the additional counts raised by the EPA in 2005. As a result in 2005, the company established reserves of $16.5 to fund its obligations under the settlement agreement.  The agreement requires the company to pay civil fines of $10.25 and fund two Supplemental Environmental Projects at a total cost of $6.25. The company paid the civil fines of $10.25 in January 2006 and expects that the projects will be completed, and the costs of $6.25 incurred, over a three year period ending December 31, 2009.

Department of Justice: Grand Jury Subpoena

On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia.  The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ), relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143.  The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals.  DuPont has been and will continue to be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue at least through 2006.

Class Actions:  Drinking Water

In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District.  DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.  The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA.  DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established reserves of $108 million in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing.  The settlement binds a class of approximately 80,000 residents.  As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion or greater of PFOA from any of six designated public water sources or from sole source private wells.

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. In the second quarter 2006, DuPont increased its estimate of the cost of the independent science panel health study from $5 to $15, of which $5 was originally placed in an interest-bearing escrow account. The increase of $10 is primarily due to an increase in the study’s scope which in turn lengthens the expected timeframe to complete the study by approximately two years, to between four and six years.  In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts until the science panel completes its work. Due to the revised timeframe for the study, the estimated cost of constructing, operating and maintaining these systems has increased from $15 to $18, of which $10 was originally placed in an interest-bearing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

escrow account. The company is funding a bottled water program (estimated to cost about $3) for residents in one water district on an interim basis until the installation of the water treatment systems.  In the second quarter 2006, the company increased its reserves relating to this matter by $13 reflecting the increased cost projections for the independent health study and water treatment systems. As a result of this reserve addition, payments and activities undertaken pursuant to the settlement agreement during the period, the reserve balance at June 30, 2006 was $27, including $9 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link.  Therefore, at June 30, 2006, the company had not established any reserves related to this matter.
However, there can be no assurance as to what the independent science panel will conclude.

The Little Hocking Water Association was one of the six area water districts for whom DuPont was to offer to design and construct a state of the art water treatment system under the settlement. Little Hocking opted out of the settlement and in May 2006 sued DuPont in Ohio state court claiming that perfluorinated compounds (including PFOA) allegedly released from the Washington Works plant contaminated its well fields and underlying aquifer.  Little Hocking’s complaint seeks a variety of relief including compensatory and punitive damages, and an injunction requiring the company to provide a new “pristine” well field and the infrastructure to deliver it. The court has not issued any rulings in this case.

In the second quarter of 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 parts per billion (ppb) due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion.

The company intends to defend itself vigorously against these lawsuits alleging contamination of drinking water sources. While DuPont believes that it is reasonably possible that it will incur losses related to PFOA, a range of such loss, if any, cannot be reasonably estimated at this time.

Consumer Products Class Actions

	Status of Cases
	June 30,	March 31,	December 31,
	2006	2006	2005
Filed	5	1	15
Resolved	—	—	—
Pending	21	16	15

As of June 30, 2006, 21 intrastate class actions have been filed on behalf of consumers that have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Texas and West Virginia and two were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pretrial proceedings in federal district court for the Southern District of Iowa. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

proceedings in this court will include the central question of whether these cases can proceed as class actions. A ruling on this issue is not expected before 2007.

The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing “to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers” and that DuPont has liability based on state law theories of negligence and strict liability.  The actions allege that Teflon® contained or released harmful and dangerous substances, including a chemical (PFOA) alleged to have been determined to be “likely” to cause cancer in humans.  The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys’ fees and other relief.

In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings.  Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages. In June 2006, plaintiffs filed an additional motion seeking authorization to expand the purported class to include all Canadian consumers of these products, not just Quebec residents. The Court is not expected to rule on this latest motion until late 2006.

The company believes that the 21 class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At June 30, 2006, the company had not established any reserves related to these matters.

Elastomers Antitrust Matters

Investigations of the U.S., European Union and Canadian synthetic rubber markets for possible antitrust violations are ongoing. These investigations included DuPont Dow Elastomers, LLC, (DDE) as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets. DDE was a joint venture between The Dow Chemical Company (Dow) and DuPont.  DDE and DuPont were named in related civil litigation.

In April of 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE’s response to these investigations and the related litigation, and DuPont agreed to a disproportionate share of the venture’s liabilities and costs related to these matters.  Consequently, DuPont bears any potential liabilities and costs up to the initial $150.  Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers LLC (DPE).

DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the Department of Justice (DOJ) in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, may be paid in six equal, annual installments. The annual installment payments for 2005 and 2006 have been made.  The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation. DDE responded to investigations by European Union and Canadian antitrust authorities and DPE continues to cooperate with the authorities.

In November of 2004, the court approved the settlement reached by DDE and attorneys for the class, of federal antitrust litigation related to PCP for $42, including attorneys’ fees and costs.  DDE also reached a settlement with attorneys for the class, of federal antitrust litigation related to EPDM for $24.6, including attorneys’ fees and costs.  The court approved the EPDM settlement in May 2005. During the second quarter of 2006, the court-appointed fund administrators returned a portion of the class settlement paid in connection with the PCP class action related to individual claimants that opted out of the class. Including the PCP and EPDM class settlements, net of the PCP class action funds returned to the company,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities (Continued)

related to civil lawsuits and claims alleging antitrust violations in certain synthetic rubber markets, the company has paid $88 through June 30, 2006. Certain claims are still pending.

As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses.  At June 30, 2006, the balance of the reserves is $144, which reflects net adjustments made for claimants who opted out of the PCP settlement during the second quarter 2006, and includes $56 for the remaining four installment payments to be made under the plea agreement with the DOJ. Given the uncertainties inherent in predicting the outcome of these matters and the likelihood of additional future claims it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

General

The company is subject to various lawsuits and claims arising out of the normal course of its business.  These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters, and contract and antitrust claims.  The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  While the ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position or liquidity.

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties.  Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the company’s Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.  At June 30, 2006, the company’s Consolidated Balance Sheet includes a liability of $342 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances.  Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at June 30, 2006.

Note 11.  Comprehensive Income

The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$975	$1,015	$1,792	$1,982
Cumulative translation adjustment	21	(57)	25	(96)
Net revaluation and clearance of cash flow hedges to earnings	2	(4)	(1)	(2)
Net unrealized gains (losses) on available for sale securities	2	(7)	6	(13)

Total comprehensive income	$1,000	$947	$1,822	$1,871

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 12. Derivatives and Other Hedging Instruments

The company’s objectives and strategies for holding derivative instruments are included in Note 29 to the company’s Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.  In the second quarter 2006, the company entered into derivative contracts to hedge exposure to price fluctuations on natural gas with no ineffectiveness.  During the first half of 2006, hedge ineffectiveness of $(1) was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax
Beginning balance	$(1)	$—	$(1)	$3	$(1)	$2
Additions and revaluations ofderivatives designated as cash flow hedges	(1)	—	(1)	(6)	1	(5)
Clearance of hedge results to earnings	3	—	3	4	—	4

Ending balance	$1	$—	$1	$1	$—	$1

Amounts expected to be reclassified into earnings over the next twelve months	$1	$—	$1	$1	$—	$1

Note 13.  Employee Benefits

The following sets forth the components of the company’s net periodic pension benefit cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$99	$91	$198	$181
Interest cost	296	291	590	582
Expected return on plan assets	(406)	(345)	(811)	(692)
Amortization of unrecognized loss	66	77	133	155
Amortization of prior service cost	12	9	21	18
Curtailment/settlement loss	—	11	3	11

Net periodic benefit cost	$67	$134	$134	$255

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to contribute approximately $280 to its pension plans, other than to the principal U.S. pension plan in 2006.  As of June 30, 2006, contributions of $131 have been made to these pension plans and the company anticipates additional contributions of approximately $164 during the remainder of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 13.  Employee Benefits (Continued)

The following sets forth the components of the company’s net periodic cost for other postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$8	$8	$16	$17
Interest cost	54	66	108	132
Amortization of unrecognized loss	11	17	23	37
Amortization of prior service cost	(39)	(38)	(78)	(77)

Net periodic benefit cost	$34	$53	$69	$109

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to make payments of approximately $350 to its other postretirement benefit plans in 2006.  Through June 30, 2006, the company has made benefit payments of $170 related to its postretirement benefit plans and anticipates additional payments of approximately $180 during the remainder of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 14.  Segment Information

Segment sales include transfers and a pro rata share of equity affiliates’ sales.  Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.

Three Months Ended June 30,	Agriculture & Nutrition	Coatings & Color Technologies	Electronic & Communica- tion Technologies	Perform- ance Materials[1]	Pharma- ceuticals	Safety & Protection	Other		Total[2]

2006
Segment sales	$2,021	$1,630	$1,006	$1,735	$—	$1,435	$16		$7,843
Less transfers	—	(13)	(27)	(16)	—	(21)	—		(77)
Less equity affiliates’ sales	(23)	(5)	(64)	(210)	—	(22)	—		(324)

Net sales	1,998	1,612	915	1,509	—	1,392	16		7,442
Pretax operating income (loss)	428	222	169	193	200	310	(30)		1,492

2005
Segment sales	$2,102	$1,601	$972	$1,836	$—	$1,388	$13		$7,912
Less transfers	—	(13)	(27)	(27)	—	(15)	—		(82)
Less equity affiliates’ sales	(22)	(8)	(65)	(202)	—	(22)	—		(319)

Net sales	2,080	1,580	880	1,607	—	1,351	13		7,511
Pretax operating income (loss)	511	188	217 [3]	190 [4]	192	283	7	[5]	1,588

Six Months Ended June 30,	Agriculture & Nutrition	Coatings & Color Technologies	Electronic & Communica- tion Technologies	Perform- ance Materials[1]	Pharma- ceuticals	Safety & Protection	Other	Total[2]

2006
Segment sales	$4,267	$3,112	$1,948	$3,450	$—	$2,818	$29	$15,624
Less transfers	—	(22)	(60)	(41)	—	(44)	—	(167)
Less equity affiliates’ sales	(41)	(9)	(121)	(405)	—	(45)	—	(621)

Net sales	4,226	3,081	1,767	3,004	—	2,729	29	14,836
Pretax operating income (loss)	1,016	237 [6]	332	330	369	579	(56)	2,807

2005
Segment sales	$4,458	$3,105	$1,858	$3,621	$—	$2,670	$25	$15,737
Less transfers	—	(27)	(51)	(49)	—	(33)	—	(160)
Less equity affiliates’ sales	(35)	(19)	(140)	(399)	—	(42)	—	(635)

Net sales	4,423	3,059	1,667	3,173	—	2,595	25	14,942
Pretax operating income (loss)	1,268	349	327 [3]	401 [4]	351	514	(14)[5]	3,196

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in millions, except per share)

Note 14.  Segment Information (Continued)

1                      Includes the following results from Engage®, Nordel®, and Tyrin® businesses transferred to Dow on June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net Sales	$213	$386
Pretax operating income	28	47

2                       A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total segment PTOI	$1,492	$1,588	$2,807	$3,196
Net exchange gains, including affiliates	26	183	8	294
Corporate expenses and net interest	(264)	(212)	(510)	(437)

Income before income taxes and minority interests	$1,254	$1,559	$2,305	$3,053

3                       Includes a gain of $48 resulting from the sale of the company’s equity interest in DuPont Photomasks Inc.

4                       Includes a gain of $23 from the disposition of certain assets of DDE to Dow and a charge of $34 related to the shutdown of an elastomers manufacturing facility in the U.S.

5                       Includes a net gain of $39 relating to the disposition of three equity affiliates associated with the ongoing separation of Textiles & Interiors, partly offset by other separation costs.

6                       Includes a $135 restructuring charge, which is discussed in more detail in Note 4.

Note 15.  Subsequent Event

On October 27, 2005, the company purchased and retired 75.7 million shares of DuPont’s outstanding common stock at a price per share of $39.62 from Goldman, Sachs & Co. (Goldman Sachs) under an accelerated share repurchase agreement. During the subsequent nine-month period, which ended July 27, 2006, Goldman Sachs purchased an equal number of shares in the open market with a volume weighted average price (VWAP) of $41.99 per share. Upon the conclusion of the agreement, the company was required to pay Goldman Sachs a settlement payment at the company’s option, in cash or shares of its common stock. The final settlement price was based upon the difference between the VWAP per share during the nine-month period and the purchase price of $39.62 per share. On August 1, 2006, the company made a cash settlement payment of $180 to Goldman Sachs. The amount paid to settle the contract will be recorded as a reduction to Additional paid-in capital.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Forward-looking statements are based on certain assumptions and expectations of future events.  The company cannot guarantee that these assumptions and expectations are accurate or will be realized.  See the Risk Factors discussion set forth under Part II, Item 1A included on page 37.  In addition, the following are some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements:

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

Results of Operations

Overview

Second quarter results reflect the company’s execution of its growth strategies across all business segments.  Sustained pricing momentum continued in the second quarter, which coupled with volume growth and solid fixed cost control offset higher energy and ingredient costs. While the cost of natural gas and certain other materials have declined, oil and oil derivatives in general were considerably above last year’s level.  It is anticipated that raw material costs will remain higher in the second half of 2006 than last year.

Execution of the company’s cost and productivity initiatives resulted in savings that offset inflation and expenses related to ongoing growth investments.  The titanium dioxide (TiO2) plant in DeLisle Mississippi has been completely restored and is fully operational.  The transformation plan launched early this year in the coatings businesses to consolidate certain manufacturing and laboratory sites and focus on higher growth market segments is on track to save $135 million annually when complete in late 2007.

The company continues to invest in new products and emerging business opportunities in industrial biotechnology.  New licensing agreements were executed in the quarter related to advances in the company’s seed product pipeline with Syngenta Seeds, Inc. and Delta and Pineland Company.  The company also initiated a partnership with BP p.l.c. (BP) to develop, produce and market biofuels to help meet increasing global demand for renewable transportation fuels.  DuPont and BP plan to deliver advanced biofuels that will provide improved options for expanding energy supplies and accelerate the move to renewable transportation fuels, which lower overall greenhouse gas emissions.

Net Sales

Consolidated net sales for the second quarter were $7.4 billion versus $7.5 billion in the second quarter 2005.  A 1 percent increase in U.S. dollar (USD) selling prices and 1 percent higher volume partly offset a 3 percent reduction in Net sales reflecting the absence of $213 million in prior-year sales from former DuPont Dow Elastomers LLC (DDE) businesses transferred to The Dow Chemical Company (Dow) on June 30, 2005. Local prices improved in all regions reflecting higher prices in all segments except Agriculture & Nutrition.   Worldwide volume growth was driven by increases in regions outside the United States of America (U.S.), principally Asia Pacific and Latin America, reflecting increased sales of engineering polymers, coatings, electronic materials, and aramids. Volumes in the U.S. and Europe were negatively affected by a significant decrease in sales of crop protection products.

The tables below show Net sales and an analysis of variances versus the prior year for each region:

	Three Months Ended June 30		Percent Change Versus 2005
	2006	Percent	After Adjusting For Portfolio Changes(a)
	Net Sales	Change		Local	Currency
	($ Billions)	Vs. 2005	Total	Price	Effect	Volume
Worldwide	$7.4	(1)%	2	2	(1)	1
U.S.	3.3	(3)	(1)	2	—	(3)
Europe	2.0	(2)	—	1	(3)	2
Asia Pacific	1.2	2	7	2	(2)	7
Canada & Latin America	0.9	9	9	2	2	5

(a)             Excludes $213 million of second quarter 2005 sales attributable to the elastomers businesses that were transferred to Dow on June 30, 2005.

For the six months ended June 30, 2006, Consolidated net sales were $14.8 billion versus $14.9 billion in the prior year, down 1 percent, principally due to the absence of elastomers sales from businesses transferred to Dow and a negative currency effect. Local selling prices were higher across all regions and most businesses. Worldwide volume increased 1 percent reflecting 6 percent gains in the Asia Pacific and Latin America/ Canada regions, largely offset by a reduction in the U.S. Lower U.S. volume primarily reflects lower sales of crop protection products.

	Six Months Ended
	June 30		Percent Change Versus 2005
	2006	Percent	After Adjusting For Portfolio Changes(a)
	Net Sales	Change		Local	Currency
	($ Billions)	Vs. 2005	Total	Price	Effect	Volume
Worldwide	$14.8	(1)%	2	3	(2)	1
U.S.	6.5	(1)	2	3	—	(1)
Europe	4.3	(5)	(4)	2	(6)	—
Asia Pacific	2.3	1	6	3	(3)	6
Canada & Latin America	1.7	12	12	3	3	6

(a)             Excludes sales of $386 million for 2005 year-to-date attributable to the elastomers businesses that were transferred to Dow on June 30, 2005.

Other Income, Net

Second quarter 2006 Other income, net totaled $396 million versus $611 million in the prior year, a decrease of $215 million primarily due to lower pretax exchange gains in connection with the company’s policy of hedging its foreign currency denominated monetary assets and liabilities. Second quarter pretax exchange gains were $34 million and $176 million in 2006 and 2005, respectively; these gains were largely offset by associated tax expense.  Second quarter 2005 also benefited from gains of $48 million on the sale of the company’s interest in DuPont Photomasks and $23 million on the sale of certain elastomers assets.  Second quarter 2006 included income of $30 million related to new technology licensing agreements in the Agriculture & Nutrition segment; this was offset by lower interest income in the quarter resulting from a reduction in the company’s cash balances as compared to the previous year.

For the six months ended June 30, 2006, Other income, net was $666 million as compared to $1,006 million last year, a decrease of $340 million primarily resulting from lower pretax foreign currency exchange gains and lower interest income as a result of lower cash balances; these reductions were partly offset by $58 million in income from new technology licensing agreements in the Agriculture & Nutrition segment.  In 2005, Other income included gains of $48 million on the sale of the company’s interest in DuPont Photomasks and $23 million on the sale of certain elastomers assets.

Additional information related to the company’s Other income, net is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS for the second quarter 2006 was $5.2 billion, essentially flat versus prior year. COGS was 70 percent of Net sales versus 69 percent in the prior year.  The increase in COGS as a percentage of Net sales principally reflects higher raw material costs not fully offset by higher selling prices.  2005 second quarter COGS included the DDE businesses which had higher COGS in relation to sales than the remainder of the company and a $34 million charge related to the shutdown of an elastomers manufacturing facility.

COGS for the six months ended June 30, 2006 was $10.6 billion, up three percent versus prior year. COGS were 71 percent of Net sales versus 69 percent in the prior year.  The increase in COGS as a percentage of Net sales principally reflects higher raw material and operating costs not fully offset by higher selling prices, and the $135 million first quarter 2006 charge (described below) within the Coatings & Color Technologies segment. These factors were partly offset by the absence in 2006 of DDE businesses which had higher COGS in relation to sales than the remainder of the company

During the first quarter 2006, a transformation plan was instituted within the Coatings & Color Technologies segment in order to better serve the company’s customers and improve profitability. The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan include $123 million related to severance costs for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities who are expected to be off the roles by fourth quarter 2007. In connection with the plan, a $12 million charge was also recorded during the first quarter 2006 related to exit costs of non-strategic assets.

In the second quarter 2006, approximately 290 employees left the roles and approximately 235 were redeployed. As of June 30, 2006, cash payments related to these separations were $7 million. The majority of the remaining payments are expected to be completed by the end of 2007. There were no changes in estimates related to reserves established for this plan during the second quarter 2006.

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

Information related to the company’s prior year corporate restructuring activities is included in Note 4 to the interim Consolidated Financial Statements.

Selling, General and Administrative Expenses (SG&A)

SG&A was $853 million in the second quarter 2006 compared to $866 million last year. For the six-months ended June 30, 2006, SG&A was $1,644 million, down from $1,673 million in the prior year. Decreases in both periods primarily reflect the absence of the elastomers businesses transferred to Dow on June 30, 2005 and the impact of currency exchange rates.

Research and Development Expense (R&D)

R&D was $328 million for the second quarter 2006 compared to $339 million in the second quarter 2005. For the six months ended June 30, 2006 R&D was $641 million compared to $652 million last year. Spending is consistent with the company’s expectation for R&D to total approximately $1.3 billion for the year. R&D spending is targeted towards market driven priorities such as advances in seed traits and bio-based fuels.  Spending was approximately 4 percent of Net sales for the six-month periods ended June 30 in 2006 and 2005.

Interest Expense

Interest expense totaled $119 million in the second quarter of 2006, relatively unchanged from $120 million in the second quarter of 2005, and reflects a 14 percent decrease in average debt offset by higher average interest rates.   For the six-month periods ended June 30, interest expense increased 4 percent from $224 million in 2005 to $233 million in 2006, as higher average interest rates more than offset 11 percent lower average debt levels in the period.

Separation Activities - Textiles & Interiors

In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner, completing the separation of Textiles & Interiors. There was no charge or gain incurred as a result of this sale.

In the second quarter of 2005, the company recorded a net gain of $39 million in connection with the separation of Textiles & Interiors. The company transferred two previously delayed equity affiliates to Koch and sold a remaining equity affiliate to its equity partner.

Provision for Income Taxes

The company’s effective tax rates for second quarter and year-to-date 2006 were 22.2 percent and 22.1 percent, respectively, as compared to 33.2 percent and 33.6 percent for the comparable prior-year periods.  The higher effective income tax rates for 2005 versus 2006 are principally related to the impact of the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.  See Note 6 to the interim Consolidated Financial Statements for additional information.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interests charges were $1 million and $3 million for the three and six months ended June 30, 2006 as compared to charges of $27 million and $45 million in the prior year. Charges incurred during 2005 relate primarily to consolidating the results of DDE, a 50/50 joint venture, as a variable interest entity.

Net Income

Net income for the second quarter 2006 was $975 million as compared to $1,015 million last year.  2006 second quarter net income reflects higher selling prices, lower fixed costs and higher licensing income, substantially offset by higher year-over-year energy and raw material costs.

For the six months ended June 30, 2006, net income was $1,792 million, compared to $1,982 million in the prior year.  The decrease in net income principally reflects the increase in energy and raw materials costs and lower operating results from the Agriculture and Nutrition segment.

Earnings per Share - Diluted

Second quarter 2006 Earnings per share were $1.04 compared to $1.01 in the prior year, reflecting, the benefit of a 7 percent reduction in the number of average shares outstanding in the quarter which more than offset a $40 million reduction in Net income.   The lower number of average outstanding shares reflects the company’s fourth quarter 2005 accelerated share repurchase program.  See Notes 7 and 15 to the interim Consolidated Financial Statements for further details.

For the six months ended June 30, 2006, Earnings per share were $1.92 compared to $1.97 in the prior year, reflecting a decrease of $190 million in Net income and a 7 percent reduction in the number of average shares outstanding in the period.

Corporate Outlook

The company’s outlook for earnings per share for the year 2006 is about $2.83 per share.  Management anticipates that continued pricing strength and new product introductions, combined with fixed cost control and modest volume growth will more than offset higher energy and ingredient costs.

New Accounting Standard

During the first quarter 2006, the company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.”  The adoption of this standard did not have had a material impact on the company’s results of operations for the three-and-six months ended June 30, 2005.

Additional information related to the company’s adoption of SFAS No. 123(R) is included in Note 2 to the interim Consolidated Financial Statements.

Accounting Standards Issued Not Yet Adopted

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews

Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and six-month periods ended June 30, 2006 compared with the same periods in 2005.  Segment sales include transfers and pro rata share of equity affiliates’ sales.  Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.

Agriculture & Nutrition - Second quarter sales of $2.0 billion were 4 percent lower than the same period in 2005, reflecting a 3 percent decline in volume and 1 percent decline in USD selling prices. The volume decline was driven by lower demand in the crop protection industry, largely in North America and Europe,  reflecting a combination of fewer corn acres planted, increased competitive pressures, and the impact of adverse weather conditions in the U.S. and areas in Europe, affecting the cereals market.  Crop protection products also experienced lower local selling prices and increased costs of production across all regions.  Volume declines in Europe for herbicides and fungicides also reflect a condensed growing season.  Increased sales volumes for soybeans in North America and for seed corn in Europe were partly offset by volume declines for seed corn in North America. PTOI for the quarter was $428 million versus $511 million in the prior year.  Increased cost of production also drove lower earnings across the segment.  Second quarter PTOI includes income of $30 million related to technology transfers and licensing agreements with Syngenta Seeds, Inc. and Delta and Pineland Company.

For the six months ended June 30, 2006 sales were $4.3 billion a 4 percent decline versus the prior year, reflecting 2 percent lower volume and 2 percent lower USD selling prices. Volume declines are primarily attributable to declining demand for herbicides and fungicides across the crop protection industry.  Decreased corn acres planted in North America and Europe and decreased corn market share was partially offset by higher sales for soybean and sunflower seeds, including higher market share for soybeans.  PTOI for the first half of 2006 was $1,016 million down 20 percent versus $1,268 million in the same period last year, principally due to the aforementioned volume declines as well as higher cost of production across the segment.  Year to date 2006 PTOI includes income of $58 million related to technology transfers and licensing agreements.

Coatings & Color Technologies - Second quarter 2006 sales of $1.6 billion were up 2 percent reflecting robust market demand for TiO2, automotive refinish products and industrial coatings.  TiO2 business continues to recover market share loss due to the hurricane impact in 2005 as the DeLisle, Mississippi plant returned to normal capacity early in the second quarter.  Local price improvements across all regions were offset by currency exchange rates across the segment offerings. PTOI was $222 million up 18 percent versus the prior year due primarily to decreases in fixed costs.

Sales in the first half of 2006 and 2005 were $3.1 billion.  Sales reflect strong volume gains over 2005 in the automotive OEMs and aftermarket heavy duty truck markets which were largely offset by declines in refinish product sales due to supply constraints and lower TiO2  sales related to the reduced production at the  DeLisle, Mississippi plant during the first quarter of 2006.  Local price increases were largely offset by local raw material cost increases and currency translation.  Year to date PTOI was $237 million as compared to $349 million last year.  2006 results include a restructuring charge of $135 million related to the transformation plan that was initiated during the first quarter of 2006.   See Note 4 to the interim Consolidated Financial Statements for a discussion of this plan.

Electronic & Communication Technologies - Sales were $1.0 billion, up 3 percent on 2 percent higher volume and 1 percent higher USD selling prices. Strong demand for products in the cell phone, photovoltaic, LCD and semiconductor fabrication markets led the sales growth over last year.   Second quarter PTOI was $169 million as compared to $217 million in the prior year which included a $48 million gain on the sale of Photomasks stock.  PTOI gains from higher sales were partly offset by higher raw material and energy costs.

Year-to-date sales of $1.9 billion were up 5 percent, reflecting 4 percent higher volumes and 1 percent higher USD pricing. PTOI was $332 for the first half of 2006 compared to $327 million in the prior year which included a $48 million gain on the Photomasks disposition.  Improvement in operating earnings reflects higher sales volumes of electronic materials and fluoropolymers, and productivity gains.

Performance Materials - Sales of $1.7 billion were down 6 percent compared to sales in the second quarter last year which included $213 million in sales from elastomers businesses transferred to Dow on June 30, 2005.  Sales in the segment for continuing businesses improved by 6 percent reflecting higher USD selling prices and volume growth across all regions, particularly Asia Pacific. Second quarter PTOI of $193 million reflects strong fixed costs controls, increased sales volume and price increases.  PTOI for second quarter 2005 was $190 million, including $28 million in operating income related to elastomers assets transferred to Dow, a $23 million gain on sale of these assets, and a restructuring charge of $34 million related to the planned consolidation of the company’s neoprene operations at its LaPlace, Louisiana facility. The timing for the consolidation has been delayed due to availability of construction employees and equipment in the post-hurricane Gulf States rebuilding effort.  As a result, manufacturing operations at the Louisville, Kentucky site could extend beyond the previously announced March 2007 shutdown by 3 to 6 months.

Year-to-date sales were $3.5 billion versus $3.6 billion in the prior year.  Excluding year-to-date sales of $386 million in 2005 related to elastomers businesses transferred to Dow on June 30, 2005, prior year sales were $3.2 billion.  The increase in sales for the segment’s continuing businesses reflects strong volume growth across all regions and higher USD selling prices. PTOI for the first six months of 2006 was $330 million compared to $401 million in 2005, which included $47 million in operating income related to elastomers assets transferred to Dow as well as the gain on the asset sale and restructuring charge described above.  PTOI in 2006 reflects a first quarter charge of $27 million to write down certain manufacturing assets to estimated fair value and the impact of higher ingredient costs that offset fixed cost productivity improvements.

Safety & Protection - Second quarter sales of $1.4 billion were up 3 percent across the product offerings in the segment, principally reflecting higher USD selling prices. Overall volume was flat for the segment as growth in Europe and emerging markets was offset by volume declines in the U.S., planned reductions in sales of lower margin products, and delays in the timing of certain contracts.  Second quarter PTOI was $310 million, an increase of 10 percent over last year.  Fixed costs were held stable year over year and operating margins improved, reflecting higher selling prices, partly offset by increased costs for energy and raw materials.

Year-to-date sales of $2.8 billion were 6 percent higher than last year, due to 4 percent higher USD selling prices, and 2 percent higher volume. Selling price increases across all product lines exceeded increases in raw material costs.  Volume gains were realized particularly reflecting demand for aramid fibers, solid surface products and safety consulting.  PTOI for year-to-date 2006 was $579 million, versus $514 million in the prior year, due to sales growth across all regions and cost containment in the segment.

Liquidity & Capital Resources

Management believes that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future.  The company’s liquidity needs can be met through a variety of independent sources, including:  Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales.  The company’s relatively low long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets.

Cash provided by operating activities was $68 million for the six months ended June 30, 2006 versus $431 million for the same period ended in 2005.  The decrease in cash provided by operating activities is primarily due to lower net income and the timing of tax payments.  Seasonal changes in working capital were comparable year over year.

Cash used for investing activities was $549 million for the six months ended June 30, 2006 compared to $444 million for the same period last year.  The increase reflects higher purchases of Plant Property & Equipment driven by the rebuild of the DeLisle, Mississippi manufacturing facility and lower proceeds from the sale of assets, partially offset by liquidations of short term financial instruments.  Settlements of forward exchange contracts associated with the company’s hedging activities were largely offset by revaluation of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statement of Cash Flows.

Cash used for financing activities was $422 million for the six months ended June 30, 2006 compared to $2,051 million provided by financing activities for the same period last year.  This reduction in financing activities cash flows principally reflects lower borrowing needs to meet the company’s global funding requirements.

Dividends paid to shareholders during the first half of 2006 totaled $689 million.  In July 2006, the company’s Board of Directors declared a third quarter common stock dividend of $0.37 per share, which is the same as the dividend paid in the second quarter 2006. The third quarter dividend will be the company’s 408th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Stock Repurchases

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001.  During the first half of 2006, there were no purchases of stock under this program.  To date the company has purchased 20.5 million shares at a total cost of $962 million. Management expects to continue purchasing stock under this buyback plan to offset dilution from shares issued under employee compensation plans; however, a timeline for the buyback of the remaining stock under this program has not been established.

In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. The company entered into an accelerated share repurchase agreement with Goldman Sachs & Co. (Goldman Sachs) under which the company purchased and retired 75.7 million shares of DuPont’s outstanding common stock from Goldman Sachs on October 27, 2005 at a price of

$39.62 per share, with Goldman Sachs purchasing an equivalent number of shares in the open market over a nine-month period.

As of June 30, 2006, Goldman Sachs had purchased 68.5 million shares of DuPont’s common stock at a volume weighted average price (VWAP) of $42.16 per share. The forward contract for the price adjustment is accounted for as an equity instrument and changes in its fair value are not recorded during the contract period.

On July 27, 2006, Goldman Sachs completed its purchase of 75.7 million shares of DuPont’s common stock at a VWAP of $41.99 per share. Upon the conclusion of the agreement, the company was required to make a settlement payment to Goldman Sachs of $180 million, which the company elected to pay in cash. The final settlement price was based upon the difference between the VWAP per share for the nine-month period, which ended July 27, 2006, and the purchase price of $39.62 per share. The amount paid to settle the contract will be recorded as a reduction to Additional paid-in capital during the third quarter 2006.

To date purchases under the company’s $5 billion share buyback plan total about $3.2 billion. The company intends to execute the remaining $1.8 billion repurchase, consistent with DuPont’s financial discipline principles, over the next 12 months.

Cash and Cash Equivalents and Marketable Debt Securities

Cash and cash equivalents and Marketable debt securities were $827 million at June 30, 2006 versus $1.9 billion at December 31, 2005.  The decrease was due to cash used to fund normal seasonal working capital needs principally in the Agriculture & Nutrition segment.

Short- and Long-Term Borrowings and Capital Lease Obligations

Total debt at June 30, 2006, was $8.5 billion, an increase of about $0.4 billion from December 31, 2005.  The increase in debt was used to fund normal seasonal working capital needs principally in Agriculture & Nutrition.

Net Debt

At June 30, 2006, net debt was $7.7 billion compared to $6.3 billion at December 31, 2005.  The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities.  Management believes that net debt is meaningful because it provides the investor with a more holistic view of the company’s liquidity and debt position since the company’s cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world.  Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt.

The following table reconciles the differences from Total debt to net debt.

	As of
	June 30,	December 31,
(Dollars in millions)	2006	2005
Commercial paper	$1,257	$—
Long-term debt due in one year	952	986
Other short-term debt	199	411

Total short-term debt	2,408	1,397
Long-term debt	6,123	6,783

Total debt	8,531	8,180
Less: Cash and cash equivalents	820	1,736
Less: Marketable debt securities	7	115

Net debt	$7,704	$6,329

The following table summarizes changes in net debt for the first half of 2006.

(Dollars in millions)
Net debt — beginning of year	$6,329

Cash provided by continuing operations	(68)
Purchases of property, plant & equipment and investments in affiliates	727
Net payments for businesses acquired	51
Proceeds from sales of assets	(34)
Forward exchange contract settlements	(57)
Dividends paid to stockholders	689
Proceeds from exercise of stock options	(41)
Effect of exchange rate changes on cash	13
Other	95

Increase in net debt	1,375

Net debt — June 30, 2006	$7,704

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 42 to the company’s 2005 Annual Report on Form 10-K.  See discussion of accelerated share repurchase agreement under Stock Repurchases section above for additional information.

Contractual Obligations

Information related to the company’s contractual obligations at December 31, 2005 can be found on page 45 of the company’s Annual Report on Form 10-K.

Updated information with respect to certain of the company’s significant contractual obligations is summarized in the following table:

Contractual Obligations at June 30, 2006
(Dollars in millions)

	Total at	Payments Due In
	June 30,		2007-	2009-	2011
	2006	2006*	2008	2010	and Beyond
Long-term debt, including current portion	$7,059	$599	$2,362	$2,358	$1,740

Expected cumulative cash requirements for interest payments through maturity	$1,874	$173	$547	$286	$868

*                    Represents six months ending December 31, 2006.

PFOA

DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers marketing many of them under the Teflon® and Zonyl® brands.  The fluoropolymer resin and dispersion businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

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

A form of PFOA (perfluorooctanoic acid and its salts, including the ammonium salt) is used as a processing agent to manufacture fluoropolymer resins and dispersions.  For over 50 years, DuPont purchased its PFOA needs from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluoropolymer resins and dispersions.  PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

DuPont Performance Elastomers, LLC uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark.  The wholly owned subsidiary is a part of the Performance Materials segment.

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population.  As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring.  In 2003, the EPA issued a preliminary risk assessment on PFOA that focuses on the exposure of the U.S. general population to PFOA and possible health effects, including developmental toxicity concerns.  On January 12, 2005, the EPA issued a draft risk assessment on PFOA.  The draft stated that cancer data for PFOA may be best described as “suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential” under the EPA’s Guidelines for Carcinogen Risk Assessment.  Under the Guidelines, the descriptor “suggestive” is typically applied to agents if animal testing finds any evidence that exposure causes tumors in one species of animal.

The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment.  On May 31, 2006, the SAB released its report setting forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the EPA’s descriptor of “likely to be carcinogenic” as defined in the Guidelines for Carcinogen Risk Assessment.  However, in its report the SAB indicated that additional data should be considered before the EPA finalizes its risk assessment of PFOA.  Under the Guidelines the “likely” descriptor is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans.  The EPA has acknowledged that it will consider additional data and has indicated that another SAB review will be sought after the EPA makes its risk assessment.  DuPont disputes the cancer classification recommended in the SAB report.

In February 2006, a petition was submitted to place PFOA under California Proposition 65 which requires the State to publish a list of chemicals known to cause cancer, birth defects or other reproductive harm.  DuPont disagrees with placing PFOA under Proposition 65 because such actions would not adequately reflect human health data which to date demonstrates no increase in cancer rates known to be associated with PFOA.

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

DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont, as well as other companies, has outlined plans to continued research, emission reduction activities, and product stewardship activities to help address the EPA’s questions.  In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program.  The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors, and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors, and related higher homologue chemicals from emissions and products by no later than 2015.  Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 98 percent by 2007 (which incorporates the substantial achievement of 90 percent reduction already realized through

DuPont’s ongoing reduction program); establishing emission caps for U.S. facilities to limit the absolute number of pounds of PFOA emitted; implementing product caps for PFOA in fluoropolymer dispersions by 2007; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA.

DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions, and new manufacturing processes for fluorotelomers products.  DuPont has developed technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent.  DuPont is offering the technology to fluoropolymer manufacturers globally on a royalty-free basis.  DuPont is in the process of launching low PFOA dispersion products.  In addition, the company announced an investment in new technology at its Pascagoula, Mississippi manufacturing site that will reduce PFOA in fluorotelomer products to trace levels.  The company expects products based on this new technology to be available in late 2006.

Based on health and toxicological studies conducted by the company and other researchers, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public.  To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population.  DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, WV.  Results from the first phase of this study indicate no association between exposure to PFOA and most of the health parameters that were measured.  The only potentially relevant association is a modest increase in some, but not all, lipid fractions, e.g., cholesterol, in some of the highest exposed workers.  It is unclear if this association is caused by PFOA exposure or is related to some other variable; therefore, DuPont is consulting with medical and other scientific experts to design and conduct appropriate follow-up testing.  The second phase is a mortality study that involves the examination of all causes of death in employees who worked at the Washington Works site during its more than fifty years of operation. DuPont expects that the mortality study will be completed during the third quarter of 2006.

DuPont has established reserves in connection with certain PFOA litigation matters.  See Note 10 to the interim Consolidated Financial Statements.

Item 4.     CONTROLS AND PROCEDURES

a)	Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company’s reports submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2006, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Benlate®

Information related to this matter is included in Note 10 to the company’s interim Consolidated Financial Statements under the heading Benlate®.

PFOA:  U.S. Environmental Protection Agency (EPA) and Class Actions

Information related to this matter is included in Note 10 to the company’s interim Consolidated Financial Statements under the heading PFOA.

Elastomers Antitrust Matters

Information related to this matter is included in Note 10 to the company’s interim Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

Environmental Proceedings

Acid Plants New Source Review Enforcement Action

Information related to this proceeding is included on page 12, Item 3, to the company’s 2005 Annual Report on Form 10-K.

Chambers Works Plant, New Jersey

On January 3, 2006, DuPont’s Chambers Works plant in New Jersey received a draft Administrative Consent Order from the New Jersey Department of Environmental Protection (NJDEP) proposing a penalty of $180,400 for 16 incidents that occurred between November 2004 and October 2005 involving minor spills of product and wastes, and technical violations of the Resource, Conservation and Recovery Act (RCRA) permitting provisions. The NJDEP alleged that the foregoing are violations of the New Jersey Solid Waste Management Act and Spill Compensation and Control Act. The proposed penalty did not take into account DuPont’s actions to mitigate the potential impact of these events and substantial commitments to minimize discharges in the future. In June 2006, after negotiations with the NJDEP, the matter was settled for $105,000.

PFOA: West Virginia and Ohio Departments of Environmental Protection

Information related to this proceeding is included on page 12, Item 3, to the company’s 2005 Annual Report on Form 10-K.

Sabine River Works, Orange, Texas

On November 19, 2004 DuPont received a Notice of Enforcement Action (Notice) from the Texas Commission on Environmental Quality (TCEQ) regarding its Sabine River Works facility located in Orange, TX.  The Notice contains 45 allegations relating to reportable and non-reportable emission events from 2002 through 2004 and assesses an administrative penalty of $134,852.  DuPont has reached an agreement in principle with the TCEQ combining this enforcement action with other similar enforcement actions pending against the facility. The combined settlement would resolve air and water issues dating back to January 2001 for a total penalty of $176,000.

Gibson City, Illinois

Information related to this proceeding is included on page 12, Item 3, to the company’s 2005 Annual Report on Form 10-K.

Item 1A.     RISK FACTORS

DuPont operates in markets that involve significant risks, many of which are beyond the company’s control.  Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses.  However, the risks and uncertainties the company faces are not limited to those discussed below.  Additional risks and uncertainties not presently known to the company or that DuPont currently believes to be immaterial also could affect its businesses.  Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Price increases for energy costs and raw materials could have a significant impact on the company’s ability to sustain and grow earnings.

The company’s manufacturing processes consume significant amounts of energy and hydrocarbon-based raw materials the costs of which primarily reflect market prices for oil and natural gas.  These prices are subject to worldwide supply and demand as well as other factors beyond the control of the company.  Significant variations in the cost of energy and raw materials affect the company’s operating results from period to period.  When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations.  The company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs.  Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served.  If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company’s financial results.

Failure to develop and market new products could impact the company’s competitive position and have an adverse affect on the company’s financial results.

The company’s operating results are largely dependent on its ability to renew its pipeline of new products and services and to bring those products and services to market.  This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services.  Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success.  Sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The company’s results of operations could be adversely affected by litigation and other commitments and contingencies.

The company faces risks arising from various litigation matters unasserted and asserted, including but not limited to product liability claims, patent infringement claims and antitrust claims.  Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law.  A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect to the company.  An adverse outcome in any one or more of these matters could be material to the company’s Consolidated Financial Statements.  For further information see Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations subtitled “PFOA” and Note 10 to the company’s interim Consolidated Financial Statements.

In the ordinary course of business, the company may make certain commitments, including representations, warranties, indemnities and guarantees of third party obligations.  If the company were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting the company’s results of operations.  For further information see Note 10 to the company’s interim Consolidated Financial Statements.

The company’s operations are subject to extensive environmental laws and regulations.

The company’s operations are subject to various federal, state and international laws and regulations governing the environment, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances.  The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims.  The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future.  The ultimate costs under environmental laws and the timing of these costs are difficult to predict.  The company’s accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites, and the number of financial viability of other PRPs.  It is the company’s policy that all of its operations fully meet or exceed legal and regulatory requirements for protecting the environment.  For further information see Part II, Item 1 - Legal Proceedings, Note 9 to the company’s interim Consolidated Financial Statements and Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Environmental Matters.

The company’s ability to generate sales from genetically enhanced products, particularly seeds and other agricultural products, could be adversely affected by market acceptance, government policies, rules or regulations and competition.

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

The company competes with major, global companies that have strong intellectual property estates supporting the use of biotechnology to enhance products, particularly in the agricultural products and production markets.  Speed in discovering and protecting new technologies, and bringing products based on them to market is a significant competitive advantage.  Failure to predict and respond effectively to this competition could cause the company’s existing or candidate products to become less competitive adversely affecting sales.

Changes in government policies and laws or worldwide economic conditions could adversely affect the company’s financial results.

Sales outside the U.S. constitute more than half of the company’s revenue.  The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion.  The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations.  These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers.  International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

Economic factors, including inflation and fluctuations in currency exchange rates, interest rates, and commodity prices could affect the company’s financial results.

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices.  Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments, and borrowings.  The company actively manages currency exposures that are associated with monetary asset positions, committed currency purchases and sales, and other assets and liabilities created in the normal course of business.  Failure to successfully manage these risks could have an adverse impact on the company’s financial position, results of operations and cash flows.

Business disruptions could seriously impact the company’s future revenue and financial condition and increase costs and expenses.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages, natural disasters and severe weather events, such as hurricanes, and pandemics, could seriously harm the company’s operations as well as the operations of its customers and supplies.  Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for the company’s products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, create delays and inefficiencies in the supply chain and result in the need to impose employee travel restrictions.  The impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company’s financial performance.

Inability to protect and enforce the company’s intellectual property rights could adversely affect the company’s financial results.

Intellectual property rights are important to the company’s business.  The company attempts to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported.  However, the company may be unable to obtain protection for its intellectual property in key jurisdictions.  The extent to which the company is unable to protect its intellectual property could have an adverse impact of its financial results.

The company is subject to information system security risks and systems integration issues that could disrupt the company’s internal operations.

The company is dependent upon technology for the distribution of information within the company and to customers and suppliers.  This information technology is vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach and defects in design.  There also could be system or network disruptions if new or upgraded business management systems are defective or are not installed properly.  Various measures have been implemented to manage the company’s risks related to information system and network disruptions, but a system failure or security breach could negatively impact the company’s operations and financial results.

Item 2.  UNREGISTERED SALES OF EQUTIY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases of the company’s common stock during the three months ended June 30, 2006.

Item 6.     EXHIBITS

The exhibit index filed with this Form 10-Q is on pages 41-43.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date: August 4, 2006

By: /s/Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President - Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10.1*

The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2006 (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.2*

Terms and conditions of time-vested restricted stock units to non-employee directors and the company’s Stock Accumulation and Deferred Compensation Plan (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.3*

Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 of the company’s Current Report on Form 8-K filed on July 20, 2006).
10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 of the company’s Current Report on Form 8-K filed on July 20, 2006)
10.6*

Company’s Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.7*

Terms and conditions of stock options granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.8*

Terms and conditions of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.9*

Terms and conditions of time-vested restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.10*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company’s Annual Meeting Proxy Statement dated March 21, 2002).
10.11*

Company’s Salary Deferral & Savings Restoration Plan, as last amended effective March 1, 2003 (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

EXHIBIT INDEX
(continued)

Exhibit
Number	Description
10.12*

Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*

Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.14

Company’s 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.15

Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16

Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.17

Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.18

Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.19

Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.20

Master Confirmation Agreement and the related Supplemental Confirmation dated as of October 24, 2005, between Goldman Sachs & Co. and the company relating to the company’s accelerated Stock repurchase program

10.21*	Letter agreement dated June 16, 2006 between the company and G. M. Pfeiffer. The company agrees to furnish supplementally a copy of any omitted attachment to the Commission upon request.

EXHIBIT INDEX
(continued)

Exhibit
Number	Description
12	Computation of Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.
32.1

Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2

Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.