Form 10-Q
period 2006-09-30
DUPONT E I DE NEMOURS & CO
filed 2006-11-03
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Yes         No    X
919,803,822 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 16, 2006.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. DU PONT DE NEMOURS AND COMPANY AND CONSOLIDATED SUBSIDIARIES
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$6,309	$5,870	$21,145	$20,812
Other income, net	336	438	1,002	1,444

Total	6,645	6,308	22,147	22,256

Cost of goods sold and other operating charges	4,762	4,709	15,326	14,980
Selling, general and administrative expenses	756	751	2,400	2,424
Amortization of intangible assets	57	57	172	171
Research and development expense	320	324	961	976
Interest expense	114	140	347	364
Separation activities - Textiles & Interiors	-	(23)	-	(62)

Total	6,009	5,958	19,206	18,853

Income before income taxes and minority interests	636	350	2,941	3,403
Provision for income taxes	152	435	662	1,461

Minority interests in earnings (losses) of consolidated subsidiaries	(1)	(3)	2	42

Net income (loss)	$485	$(82)	$2,277	$1,900

Basic earnings (loss) per share of common stock	$0.52	$(0.09)	$2.46	$1.90

Diluted earnings (loss) per share of common stock	$0.52	$(0.09)	$2.44	$1.89

Dividends per share of common stock	$0.37	$0.37	$1.11	$1.09

See pages 6-25 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$718	$1,736
Marketable debt securities	6	115
Accounts and notes receivable, net	6,586	4,801
Inventories	4,809	4,743
Prepaid expenses	192	199
Income taxes	763	828

Total current assets	13,074	12,422

Property, plant and equipment, net of accumulated depreciation (September 30, 2006 - $15,190; December 31, 2005 - $14,654)	10,406	10,309
Goodwill	2,118	2,087
Other intangible assets	2,627	2,684
Investment in affiliates	855	844
Other assets	5,100	4,904

Total	$34,180	$33,250

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,401	$2,819
Short-term borrowings and capital lease obligations	3,242	1,397
Income taxes	318	280
Other accrued liabilities	2,770	2,967

Total current liabilities	8,731	7,463

Long-term borrowings and capital lease obligations	5,509	6,783

Other liabilities	8,162	8,441

Deferred income taxes	1,184	1,166

Total liabilities	23,586	23,853

Minority interests	473	490

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized;Issued and outstanding at September 30, 2006 - 1,006,569,870; December 31, 2005 - 1,006,651,566	302	302
Additional paid-in capital	7,671	7,678
Reinvested earnings	9,097	7,935
Accumulated other comprehensive loss	(459)	(518)
Common stock held in treasury, at cost (Shares: September 30, 2006 and December 31, 2005 - 87,041,427)	(6,727)	(6,727)

Total stockholders’ equity	10,121	8,907

Total	$34,180	$33,250

See pages 6-25 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$2,277	$1,900
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	866	840
Amortization of intangible assets	172	171
Separation activities - Textiles & Interiors	-	(62)
Contributions to pension plans	(226)	(1,213)
Other operating activities - net	115	(380)
Change in operating assets and liabilities - net	(2,441)	(1,427)

Cash provided by (used for) operating activities	763	(171)

Investing activities
Purchases of property, plant and equipment	(1,085)	(868)
Investments in affiliates	(22)	(54)
Payments for businesses - net of cash acquired	(57)	(142)
Proceeds from sales of assets - net of cash sold	80	331
Net decrease (increase) in short-term financial instruments	110	(37)
Forward exchange contract settlements	50	289
Other investing activities - net	27	(14)

Cash used for investing activities	(897)	(495)

Financing activities
Dividends paid to stockholders	(1,035)	(1,095)
Net increase in borrowings	472	4,242
Acquisition of treasury stock	(280)	(505)
Proceeds from exercise of stock options	45	347
Other financing activities - net	(82)	(33)

Cash (used for) provided by financing activities	(880)	2,956

Effect of exchange rate changes on cash	(4)	(512)

(Decrease) Increase in cash and cash equivalents	$(1,018)	$1,778

Cash and cash equivalents at beginning of period	1,736	3,369

Cash and cash equivalents at end of period	$718	$5,147

See pages 6-25 for Notes to Consolidated Financial Statements.

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
Accounting Standards Issued Not Yet Adopted
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement becomes effective for the company beginning in the first quarter of 2007. The company is currently evaluating the impact of its adoption on its consolidated financial statements.
In September 2006, the FASB issued FASB Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits the use of the accrue-in-advance method, effective the first fiscal year beginning after December 15, 2006. The company principally accrues in advance for significant planned maintenance activities and expects to change to the defer and amortize method upon adoption of the FSP’s provisions. The FSP requires retrospective application and recognition of the cumulative effect of the change in retained earnings at the beginning of the first period presented. The company is currently evaluating the impact of adopting this FSP on its consolidated financial statements. Management does not currently believe that adoption of this FSP will have a material effect on the company’s financial position, liquidity or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of its adoption on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R).” As required by SFAS No. 158, the company will prospectively adopt SFAS No. 158 on December 31, 2006. Upon adoption, the company will include in Stockholders’ equity, accumulated other comprehensive income, net of tax, actuarial gains and losses and prior service costs and credits, that pursuant to SFAS No. 87 and 106 have not been recognized as components of net periodic benefit cost. The company will also recognize in its statement of financial position an asset or a liability that represents the funded status of its defined benefit postretirement plans. These amounts are significantly dependent on pension contributions during the remainder of 2006, and on the fair market value of plan assets and discount rates at December 31, 2006. These latter two factors are critical for determining the unfunded benefit obligations, and are heavily influenced by the external stock market and interest rate environment at December 31, 2006. To determine the effect of SFAS No. 158, each of the company’s plans must be evaluated individually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Accordingly, estimating the effect on the company’s financial statements is subject to material change from current expectations. However, based on current expectations, the company reasonably estimates that the effect of adopting SFAS No. 158 on Stockholders’ equity is between $1,400 to $2,900, after-tax. The table below presents the range of effects on the asset, liability and stockholders’ equity accounts presented in the company’s consolidated financial statements.

(Dollars in billions)	Range
	Low	High
Change in net assets
Decrease in prepaid pension asset included in other assets	$(3.3)	$(3.3)
Decrease/(increase) in accrued pension and other postretirement benefits included in other liabilities	0.9	(1.1)
Increase in net deferred tax assets	1.0	1.5

Decrease in net assets	$(1.4)	$(2.9)

Decrease in stockholders’ equity	$(1.4)	$(2.9)

SFAS No. 158 will have no impact on the measurement of cost for the company’s defined benefit plans or on the December 31 measurement date.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.
SAB 108 establishes a dual approach to quantification of financial statement misstatements that requires quantification under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions by recording the cumulative effect of applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. The company is currently evaluating the impact of its adoption on the consolidated financial statements.
Note 2. Stock-Based Compensation
The DuPont Stock Performance Plan provides for long-term incentive grants of stock options, time-vested restricted stock units, and performance-based restricted stock units to key employees.
Effective January 1, 2006, the company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Because the company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, prospectively on January 1, 2003, the adoption of SFAS No. 123(R) did not have a material impact on the company’s financial position or results of operations. Prior to adoption of SFAS No. 123(R), the nominal vesting approach was followed for all awards. Upon adoption of SFAS No. 123(R) on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant. Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company’s results of operations. Prior to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
adoption of SFAS No. 123(R), the company reported the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS No. 123(R), tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows rather than as a reduction of taxes paid.
The total stock-based compensation cost included in the Consolidated Income Statements was $31 and $120, respectively, and $10 and $39 of income tax benefits related to stock-based compensation arrangements in the three and nine months ended September 30, 2006. The total stock-based compensation cost included in the Consolidated Income Statements was $24 and $66, respectively, and $7 and $20 of income tax benefits related to stock-based compensation arrangements in the three and nine months ended September 30, 2005.
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
For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in the nine months ended September 30, 2006 was $7.28. The company did not grant any options during the third quarter of 2006. The weighted-average grant-date fair value of options granted in the three and nine months ended September 30, 2005 was $7.13 and $8.79, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	*	3.4%	3.8%	2.9%
Volatility	*	22.23%	25.03%	23.36%
Risk free interest rate	*	3.8%	4.4%	3.7%
Expected life (years)	*	4.50	4.50	4.50

*	There were no stock options granted in the third quarter of 2006, therefore the Black-Scholes pricing model and assumptions were not calculated for this period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Stock Option awards as of September 30, 2006 and changes during the three and nine month periods then ended were as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise	Contractual Term	Intrinsic Value
	(in thousands)	Price	(years)	(in thousands)

Outstanding, December 31, 2005	92,943	$46.90
Granted	6,140	$39.30
Exercised	(435)	$37.96
Canceled	(1,946)	$43.01
Forfeited	(71)	$43.34

Outstanding, March 31, 2006	96,631	$46.54	4.34	$74,409
Granted	34	$41.29
Exercised	(578)	$39.20
Canceled	(129)	$49.07
Forfeited	(121)	$42.36

Outstanding, June 30, 2006	95,837	$46.58	4.08	$59,480
Granted	—	$—
Exercised	(126)	$37.65
Canceled	(139)	$43.99
Forfeited	(57)	$42.49

Outstanding, September 30, 2006*	95,515	$46.60	3.83	$87,751

Exercisable, September 30, 2006	76,485	$46.14	3.72	$66,155

*	Includes 12.5 million and 8.3 million options outstanding from the 2002 and 1997 grants of 200 shares to all eligible employees at an option price of $44.50 and $52.50, respectively.
The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between DuPont’s closing stock price on the last trading day of the quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options at quarter end. The amount changes based on the fair market value of DuPont’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 were $1 and $5, respectively. For the three and nine months ended September 30, 2005, the total intrinsic value of options exercised was $5 and $157, respectively.
As of September 30, 2006, $48 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The company also grants performance-based restricted stock units to senior leadership. Vesting occurs upon attainment of pre-established corporate revenue growth and return on investment objectives versus peer companies at the end of a three-year performance period. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. During the first nine months of 2006, there were 361,100 performance-based restricted stock units granted at a weighted average grant date fair value of $39.31.
The fair value of time-vested and performance-based restricted stock units is based upon the market price of the underlying common stock as of the date of the grant.
Nonvested awards of time-vested and performance-based restricted stock units as of September 30, 2006 and changes during the period then ended were as follows:

	Number of	Weighted-Average
	Shares	Grant Date Fair
	(in thousands)	Value

Nonvested, December 31, 2005	2,086	$45.59
Granted	1,942	$39.03
Vested	(488)	$45.44
Forfeited	(7)	$40.08

Nonvested, March 31, 2006	3,533	$41.69
Granted	28	$41.03
Vested	(11)	$40.80
Forfeited	(57)	$42.14

Nonvested, June 30, 2006	3,493	$41.73
Granted	—	$—
Vested	(11)	$40.45
Forfeited	(21)	$40.82

Nonvested, September 30, 2006	3,461	$41.75
The table above includes restricted stock units for the Board of Directors settled in cash.
As of September 30, 2006, there was $57 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three and nine months ended September 30, 2006, was less than $1 and $22, respectively. For the three and nine months ended September 30, 2005, the total fair value of shares vested was less than $1 and $10, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 3. Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Cozaar®/Hyzaar® income	$209	$196	$576	$544
Royalty income	26	39	88	82
Interest income, net of miscellaneous interest expense	29	58	98	189
Equity in earnings of affiliates	16	24	47	92
Net gains on sales of assets	25	30	28	82
Net exchange gains (losses)*	(1)	68	20	346
Miscellaneous income and expenses - net	32	23	145	109

Total	$336	$438	$1,002	$1,444

*	The company routinely uses forward exchange contracts to hedge its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize the effects of exchange rate changes on an after-tax basis.
Note 4. Hurricane Related Matters
During the third quarter of 2006, the company received initial insurance recoveries from its insurance carriers of $50 for damages sustained from hurricane Katrina in 2005. This amount was recorded as a reduction to Cost of goods sold and other operating charges. Recoveries were $43 in the Coatings & Color Technologies segment and $7 in Safety & Protection. While the Company continues to pursue additional recoveries, substantially in excess of the amount already received, the specific amount and timing of such recoveries, if any, remains uncertain.
The company carries property damage and business interruption insurance, subject to deductible amounts. Recoveries for losses incurred are recorded as a reduction to Cost of goods sold and other operating charges. Cash proceeds related to the reimbursement for property damage are reflected in Other investing activities. While all other proceeds are reflected in cash provided by operating activities within the Company’s Statements of Cash Flows.
In the third quarter of 2005, a charge of $146 was recorded related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by two major hurricanes in the U.S. Hurricane charges reduced segment earnings as follows: Coatings & Color Technologies - $113; Performance Materials - $11; and Safety & Protection - $22. These charges were included in Cost of goods sold and other operating charges.
Note 5. Restructuring Charges
A business transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment to better serve the company’s customers and improve profitability. The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan totaled $135 and are included in Cost of goods sold and other operating charges. These charges include $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities. In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets. As of September 30, 2006, approximately 475 employees were separated from the company and approximately 300 were redeployed. Cash payments net of exchange impact on the reserve, related to these separations were $19 as of September 30, 2006. All employees are expected to be off the rolls by fourth quarter 2007. During the third quarter 2006, there were no changes in estimates related to reserves established for restructuring initiatives recorded in the first quarter 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The account balances and activity for the 2006 transformation plan are as follows:

	Employee
	Separation	Writedown	Other Exit
	Costs	of Assets	Costs	Total
Net charges to income in 2006	$123	$11	$1	$135

Charges to accounts
Employee separation settlements	(19)			(19)
Asset write-offs		(11)		(11)

Balance at September 30, 2006	$104	$-	$1	$105

Prior Year Corporate Programs
During the third quarter 2006, a benefit of $2 was recorded to reflect lower estimated benefit settlements to separate employees for prior year restructuring programs. The change in estimate is not considered material to 2006 segment earnings. A complete discussion of the prior years’ activities is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 at Note 4, “Employee Separation Costs and Asset Impairment Charges.”
The account balance and activity for prior year programs are as follows:

Balance at December 31, 2005	$55
Employee separation settlements	(15)
Credits to income in 2006	(2)

Balance at September 30, 2006	$38

The remaining liability balance at September 30, 2006 represents payments to be made over time to separated employees.
Note 6. Separation Activities - Textiles & Interiors
In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 thereby completing the sale of all the net assets of Textiles & Interiors.
In the third quarter of 2005, the company recorded a net gain of $20 ($13 after-tax) primarily related to the sale of its investment in an equity affiliate to subsidiaries of Koch Industries, Inc. (Koch). Year-to-date 2005 also included a net gain of $39 related to the sale of its investment in an affiliated company to its equity partner for $110, and the completion of the previously delayed transfer of its interest in two equity affiliates to subsidiaries of Koch, partially offset by other costs associated with the separation of Textiles & Interiors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Provision for Income Taxes
In the third quarter 2006, the company recorded a tax provision of $152 including $4 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Year-to-date 2006 includes a net tax benefit of $41 related to the reversal of certain prior year tax contingencies previously reserved, a tax benefit of $31 associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return and an additional $20 of tax expense associated with the company’s hedging policy.
In the third quarter 2005, the company recorded a tax provision of $435 including $320 of tax expense related to the repatriation of $9,100 under the American Jobs Creation Act of 2004 (AJCA). Also included in the third quarter of 2005 was $52 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Year-to-date 2005 includes a tax benefit of $24 related to the reversal of certain prior year tax contingencies previously reserved and an additional $344 of tax expense associated with the company’s hedging policy.
Note 8. Earnings (Losses) Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$485.3	$(82.3)	$2,276.8	$1,900.1
Preferred dividends	(2.5)	(2.5)	(7.5)	(7.5)

Net income (loss) available to common stockholders	$482.8	$(84.8)	$2,269.3	$1,892.6

Denominator:
Weighted-average number of common shares	922,023,399	995,464,491	921,620,506	995,928,331

Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	5,208,481	*	7,189,004	6,650,923

Weighted-average number of common shares — Diluted	927,231,880	995,464,491	928,809,510	1,002,579,254

*	Not applicable as the company recorded a net loss for the three months ended September 30, 2005 .
The following average stock options are antidilutive, and therefore, are not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average Number of Stock Options	80,303,545	69,975,674	72,251,062	45,455,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Inventories

	September 30,	December 31,
	2006	2006

Finished products	$3,137	$2,831
Semifinished products	1,303	1,534
Raw materials and supplies	896	863

	5,336	5,228

Adjustment of inventories to a Last-In, First-Out (LIFO) basis	(527)	(485)

Total	$4,809	$4,743

Note 10. Goodwill and Other Intangible Assets
Changes in goodwill for the period ended September 30, 2006 are summarized in the table below.

	Balance as of	Adjustments	Balance as of
	December 31,	and	September 30,
Segment	2005	Acquisitions	2006

Agriculture & Nutrition	$607	$1	$608
Coatings & Color Technologies	824	7	831
Electronic & Communication Technologies	173	2	175
Performance Materials	317	(5)	312
Safety & Protection	154	26 [1]	180
Other	12	-	12

Total	$2,087	$31	$2,118

[1]	Includes goodwill resulting from the acquisition of environmental technology businesses.
The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,125	$(1,237)	$888	$2,179	$(1,217)	$962
Patents	177	(44)	133	176	(45)	131
Trademarks	84	(21)	63	77	(18)	59
Other	590	(207)	383	550	(176)	374

	2,976	(1,509)	1,467	2,982	(1,456)	1,526

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / Tradenames	185	-	185	183	-	183
Pioneer Germplasm	975	-	975	975	-	975

	$1,160	-	$1,160	$1,158	-	$1,158

Total	$4,136	$(1,509)	$2,627	$4,140	$(1,456)	$2,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The aggregate amortization expense for definite-lived intangible assets was $57 and $172 for the three-and nine-month periods ended September 30, 2006, respectively, and $57 and $171 for the three-and nine-month periods ended September 30, 2005. The estimated aggregate pretax amortization expense for 2006 and each of the next five years is approximately $230, $210, $190, $165, $130 and $110.
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
The company’s estimated product warranty liability as of September 30, 2006 is $16. In the first quarter of 2006, the company increased its reserve for product warranty liability, primarily in the Safety & Protection segment to reflect obligations related to certain product warranties. These obligations were settled by the end of the third quarter. Set forth below is a reconciliation of the company’s estimated product warranty liability from December 31, 2005 through September 30, 2006:

Balance — December 31, 2005	$16
Settlements (cash and in-kind)	(23)
Aggregate changes — issued 2006	23

Balance — September 30, 2006	$16

Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of September 30, 2006 and December 31, 2005 are $105 and $103, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles & Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch Industries, Inc (Koch), against certain liabilities primarily related to taxes, legal and environmental matters, and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnification balance of $105 stated above. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a stand alone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At September 30, 2006, the company had directly guaranteed $530 of such obligations, plus $259 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 33 percent of the $226 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2006:

	Short Term	Long Term	Total
Obligations for customers, suppliers and other unaffiliated companies[1]:
Bank borrowings (terms up to 5 years)	$122	$102	$224
Revenue bonds (term 2 years)	-	2	2

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 7 years)	244	26	270
Leases on equipment and facilities (terms up to 4 years)	-	34	34

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	$366	$164	$530

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 2-20 years)	-	156	156
Consolidation Coal Sales Company (term 4-5 years)	-	103	103

Total obligations for divested subsidiaries and affiliates	-	259	259

Total	$366	$423	$789

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates, Consolidation Coal Sales Company, and INVISTA entities sold to Koch. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco, Koch and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Residual Value Guarantees
As of September 30, 2006, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $100 at September 30, 2006. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2006, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with several hundred lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases
	September 30,	June 30,	March 31,	December 31,
	2006	2006	2006	2005
Filed	—	—	—	—
Resolved	2	—	1	30
Pending	60	62	62	63
In March 2006, DuPont settled the only case pending in Australia alleging plant damage for about 375 thousand dollars. Nine cases are pending in Florida state court, involving allegations that Benlate® caused crop damage. Two of these cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs as well as DuPont have filed post trial motions and DuPont will appeal the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.
Twenty-three of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. Plaintiffs are appealing the Florida federal court’s dismissal of 16 of the reopener cases. DuPont settled one of the two cases pending in Florida state court for 200 thousand dollars in September 2006. In December 2005, the Ninth Circuit Court of Appeals reversed the Hawaii federal court’s dismissal of the five reopener cases before it. These five cases are scheduled for a common issues trial in the first quarter 2007. The remaining case in Hawaii state court was settled in part for $1.2. The remainder of this case was dismissed on DuPont’s motion. Plaintiffs have appealed.
In one of the three cases involving allegations that Benlate® caused birth defects to children exposed in utero pending before it, the Delaware state court granted the company’s motion to dismiss due to insufficient scientific support for causation. Plaintiffs appealed and the Delaware Supreme Court affirmed the dismissal in September 2006. The remaining two cases, which were stayed pending the outcome of the appeal, may be activated. It is uncertain what impact, if any, the Delaware Supreme Court decision will have on the two remaining cases.
Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. One case was tried in late 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company’s favor in both cases. Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. Hearings regarding the motion for sanctions have concluded and a ruling is expected in the fourth quarter of 2006.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of September 30, 2006, the company has incurred costs and expenses of approximately $2,000 associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. While management recognizes that it is reasonably possible that additional losses may be incurred, a range of such losses cannot be reasonably estimated at this time. At September 30, 2006, no reserves exist for Benlate® litigation matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
PFOA
     U.S. Environmental Protection Agency (EPA) Complaints
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
     Department of Justice: Grand Jury Subpoena
On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ), relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. DuPont has been and will continue to be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue into 2007.
     Class Actions: Drinking Water
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values, and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established reserves of $108 in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion (ppb) or greater of PFOA from any of six designated public water sources or from sole source private wells.
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health study is estimated to cost $15, of which $5 was originally placed in an interest-bearing escrow account. The expected timeframe to complete the study is four to six years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts until the science panel completes its work. The estimated cost of constructing, operating and maintaining these systems has been refined and therefore, increased from $18 to $19.3, of which $10 was originally placed in an interest-bearing escrow account. As a result, in the third quarter 2006, the company increased its reserves relating to this matter by $1.3 reflecting the refined cost estimates for the water treatment systems. Also, the company is funding a bottled water program (estimated to cost about $3) for residents in one water district on an interim basis until the installation of the water treatment systems. As a result of this reserve addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
payments and activities undertaken pursuant to the settlement agreement during the period, the reserve balance at September 30, 2006 was $27, including $8 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at September 30, 2006, the company had not established any reserves related to this matter. However, there can be no assurance as to what the independent science panel will conclude.
The Little Hocking Water Association was one of the six area water districts for whom DuPont was to offer to design and construct a state of the art water treatment system under the settlement. Little Hocking opted out of the settlement and in May 2006 sued DuPont in Ohio state court claiming that perfluorinated compounds (including PFOA) allegedly released from the Washington Works plant contaminated its well fields and underlying aquifer. Little Hocking sought a variety of relief including compensatory and punitive damages, and an injunction requiring the company to provide a new “pristine” well field and the infrastructure to deliver it. In September 2006, Little Hocking voluntarily dismissed its lawsuit without prejudice.
In the second quarter of 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion.
The company intends to defend itself vigorously against these lawsuits alleging contamination of drinking water sources. While DuPont believes that it is reasonably possible that it will incur losses related to PFOA, a range of such loss, if any, cannot be reasonably estimated at this time.
     Consumer Products Class Actions

	Status of Cases
	September 30,	June 30,	March 31,	December 31,
	2006	2006	2006	2005
Filed	1	5	1	15
Resolved	—	—	—	—
Pending	22	21	16	15
As of September 30, 2006, 22 intrastate class actions have been filed on behalf of consumers that have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Texas and West Virginia and two were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pretrial proceedings in federal district court for the Southern District of Iowa. The proceedings in this court will include the central question of whether these cases can proceed as class actions. A ruling on this issue is not expected before 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
The company believes that the 22 class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At September 30, 2006, the company had not established any reserves related to these matters.
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
DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the DOJ in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, may be paid in six equal, annual installments. The annual installment payments for 2005 and 2006 have been made. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation. DDE responded to investigations by European Union and Canadian antitrust authorities and DPE continues to cooperate with the authorities.
In November of 2004, the court approved the settlement reached by DDE and attorneys for the class, of federal antitrust litigation related to PCP for $42, including attorneys’ fees and costs. DDE also reached a settlement with attorneys for the class, of federal antitrust litigation related to EPDM for $24.6, including attorneys’ fees and costs. The court approved the EPDM settlement in May 2005. During the second quarter of 2006, the court-appointed fund administrators returned a portion of the class settlement paid in connection with the PCP class action related to individual claimants that opted out of the class. Including the PCP and EPDM class settlements, net of the PCP class action funds returned to the company, related to civil lawsuits and claims alleging antitrust violations in certain synthetic rubber markets, the company has paid $106 through September 30, 2006. As of September 30, 2006 there are no pending civil lawsuits or claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses. At September 30, 2006, the balance of the reserves is $126, which reflects net adjustments made for claimants who opted out of the PCP settlement during the second quarter 2006, and includes $56 for the remaining four installment payments to be made under the plea agreement with the DOJ. Given the uncertainties inherent in predicting the outcome of these matters and the likelihood of additional future claims it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.
General
The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters, and contract and antitrust claims. Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. For example, in September 2006 a West Virginia state court certified a class action against DuPont seeking damages similar to those listed above allegedly related to a closed zinc smelter. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. The company contests the merits of this case and plans to defend itself vigorously against this and similar cases, if any, in the future. Although it is not possible to predict the outcome of these various lawsuits and claims, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position or liquidity. However, the ultimate liabilities may be significant to results of operations in the period recognized. The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.
Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. Additional information relating to environmental remediation activity is contained in Notes 1 and 24 to the company’s Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, the company’s Consolidated Balance Sheet includes a liability of $347 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued at September 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Comprehensive Income (Loss)
The following sets forth the company’s total comprehensive income (loss) for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$485	$(82)	$2,277	$1,900
Cumulative translation adjustment	15	(9)	40	(105)
Net revaluation and clearance of cash flow hedges to earnings	(2)	(7)	(3)	(9)
Minimum pension liability	16	7	16	7
Net unrealized gains (losses) on available for sale securities	-	2	6	(11)

Total	$514	$(89)	$2,336	$1,782

Note 13. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included in Note 29 to the company’s Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. During the nine-month period ended September 30, 2006, hedge ineffectiveness of $1 was reported in earnings. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the period:

	Three Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2006
	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax

Beginning balance	$1	$-	$1	$3	$(1)	$2
Additions and revaluations of derivatives designated as cash flow hedges	(5)	2	(3)	(11)	3	(8)

Clearance of hedge results to earnings	2	(1)	1	6	(1)	5

Ending balance	$(2)	$1	$(1)	$(2)	$1	$(1)

Amounts expected to be reclassified into earnings over the next twelve months	$(3)	$1	$(2)	$(3)	$1	$(2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 14. Employee Benefits
The following sets forth the components of the company’s net periodic pension benefit cost:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$96	$89	$294	$270
Interest cost	298	290	888	872
Expected return on plan assets	(413)	(355)	(1,224)	(1,047)
Amortization of transition asset	(1)	(1)	(1)	(1)
Amortization of unrecognized loss	57	73	190	228
Amortization of prior service cost	8	10	29	28
Curtailment/settlement loss	-	-	3	11

Net periodic benefit cost	$45	$106	$179	$361

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to contribute approximately $280 to its pension plans, other than to the principal U.S. pension plan in 2006. As of September 30, 2006, contributions of $226 have been made to these pension plans and the company anticipates additional contributions of approximately $43 during the remainder of 2006.
In August 2006, the company announced major changes to its principal U.S. pension plan and savings plan. Employees hired after December 31, 2006 will participate in the enhanced savings plan, but not in the pension plan. Active employees on the rolls as of December 31, 2006 will participate in the enhanced savings plan effective January 1, 2008, and will continue to accrue benefits in the pension plan, but at a reduced rate. In addition, company paid postretirement survivor benefits will not continue to grow after December 31, 2007.
As a result of the announced plan amendment, the company is required to remeasure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the remeasurement date. Better than expected return on plan assets and a higher discount rate of 6.0 percent will lower pretax pension expense over the remainder of the year by $72. Twenty-five percent of this amount was recognized in the third quarter of 2006.
The following sets forth the components of the company’s net periodic cost for other postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$9	$8	$25	$25
Interest cost	53	64	161	196
Amortization of unrecognized loss	11	22	34	59
Amortization of prior service cost	(39)	(40)	(117)	(117)

Net periodic benefit cost	$34	$54	$103	$163

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2005, that it expected to make payments of approximately $350 to its other postretirement benefit plans in 2006. Through September 30, 2006, the company has made benefit payments of $257 related to its postretirement benefit plans and anticipates additional payments of approximately $86 during the remainder of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 15. Segment Information
Segment sales include transfers and a pro rata share of equity affiliates’ sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.

		Coatings &	Electronic &
Three Months Ended	Agriculture	Color	Communication	Performance	Pharma-	Safety &
September 30,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other		Total[1]

2006
Segment sales	$967	$1,617	$955	$1,739	$-	$1,405	$16		$6,699
Less transfers	-	(13)	(25)	(14)	-	(19)	-		(71)
Less equity affiliates’ sales	(21)	(5)	(63)	(210)	-	(20)	-		(319)

Net sales	946	1,599	867	1,515	-	1,366	16		6,309
Pretax operating income (loss)	(158)	276 [2]	135	172	210	292 [2]	(27)		900

2005
Segment sales	$997	$1,501	$919	$1,539	$-	$1,268	$14		$6,238
Less transfers	-	(12)	(24)	(12)	-	(20)	-		(68)
Less equity affiliates’ sales	(24)	(4)	(58)	(193)	-	(21)	-		(300)

Net sales	973	1,485	837	1,334	-	1,227	14		5,870
Pretax operating income (loss)	(134)	26 [3]	145	68 [3]	197	256 [3]	(13	) [5]	545

		Coatings &	Electronic &
Nine Months Ended	Agriculture &	Color	Communication	Performance	Pharma-	Safety &
September 30,	Nutrition	Technologies	Technologies	Materials [6]	ceuticals	Protection	Other		Total[1]

2006
Segment sales	$5,234	$4,729	$2,903	$5,189	$-	$4,223	$45		$22,323
Less transfers	-	(35)	(86)	(54)	-	(63)	-		(238)
Less equity affiliates’ sales	(61)	(14)	(184)	(616)	-	(65)	-		(940)

Net sales	5,173	4,680	2,633	4,519	-	4,095	45		21,145
Pretax operating income (loss)	858	513 [2,7]	467	502	579	871 [2]	(83)		3,707

2005
Segment sales	$5,455	$4,606	$2,777	$5,160	$-	$3,938	$39		$21,975
Less transfers	-	(39)	(75)	(61)	-	(53)	-		(228)
Less equity affiliates’ sales	(59)	(23)	(198)	(592)	-	(63)	-		(935)

Net sales	5,396	4,544	2,504	4,507	-	3,822	39		20,812
Pretax operating income (loss)	1,134	375 [3]	472 [8]	469 [3,4]	548	770 [3]	(27	) [5]	3,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

[1]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total segment PTOI	$900	$545	$3,707	$3,741
Net exchange gains (losses), including affiliates	(3)	71	5	365
Corporate expenses and net interest	(261)	(266)	(771)	(703)

Income before income taxes and minority interests	$636	$350	$2,941	$3,403

[2]	Includes a benefit of $50 resulting from initial insurance recoveries relating to the damage suffered from hurricane Katrina in 2005 in the following segments: Coatings & Color Technologies-$43 and Safety & Protection-$7. See Note 4 for additional information.

[3]	Includes a $146 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Coatings & Color Technologies-$113; Performance Materials-$11; and Safety & Protection-$22. See Note 4 for additional information.

[4]	Includes a gain of $23 from the disposition of certain assets of DDE to Dow and a charge of $34 related to the shutdown of an elastomers manufacturing facility in the U.S.

[5]	Includes a gain of $20 in the third quarter of 2005 and a gain of $59 in the nine months ended September 30, 2005 relating to the ongoing separation of Textiles & Interiors, partly offset by other separation costs. See Note 6 for additional information.

[6]	Includes the following results from Engage®, Nordel®, and Tyrin® businesses transferred to Dow on June 30, 2005.

Nine Months Ended
September 30,
2005
Net Sales	$386
Pretax operating income	47

[7]	Includes a $135 restructuring charge, which is discussed in more detail in Note 5.

[8]	Includes a gain of $48 resulting from the sale of the company’s equity interest in DuPont Photomasks Inc.

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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 39.
Results of Operations
Overview
The company grew revenue in the third quarter, as its pricing momentum continued for the 11th consecutive quarter. Sales volumes recovered from the impact of last year’s hurricanes. Pretax operating margin also expanded on the strength of higher prices and lower fixed costs. The company’s execution plans in all businesses include specific pricing actions and cost productivity improvements. The growth strategies successfully generated top and bottom line growth against a backdrop of higher raw material costs, and lower North American auto builds and United States (U.S.) residential construction.
Net Sales
Consolidated net sales for the third quarter were $6.3 billion versus $5.9 billion in the prior year, up 7 percent with a 3 percent increase in local selling prices, a 1 percent favorable currency exchange and a 3 percent increase in volume. The company estimates that half of the volume increase is due to recovered sales lost during the 2005 hurricane related business interruptions. The company experienced double digit sales growth in Europe and Asia Pacific regions and rising selling prices worldwide. Particularly robust sales were recorded for titanium dioxide (TiO2), engineering and packaging polymers and industrial chemical and electronic materials.
The table below shows net sales by region and variance analysis versus the prior year:

	Three Months Ended
	September 30, 2006		Percent Change Versus 2005
	2006	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2005	Price	Effect	Volume
Worldwide	$6.3	7	3	1	3
U.S.	2.5	4	3	-	1
Europe	1.7	11	3	4	4
Asia Pacific	1.2	12	2	(1)	11
Canada & Latin America	0.9	4	3	2	(1)

For the nine months ended September 30, 2006, consolidated net sales were $21.1 billion versus $20.8 billion in the prior year, up 2 percent. Excluding prior-year sales of elastomers businesses transferred to The Dow Chemical Company (Dow), sales increased 4 percent, reflecting 3 percent higher local selling prices, and 2 percent higher volume partly offset by a 1 percent negative currency impact. Local selling prices were up in all regions and volumes grew in all regions except the U.S. Volume growth was most significant in the Asia Pacific region, primarily driven by increased sales of engineering polymers, electronic materials, aramids, and nonwovens. Lower volume in the U.S. is principally due to lower sales of products for production agriculture.
The table below shows net sales by region versus the prior year and variance analysis after considering portfolio changes:

	Nine Months Ended		Percent Change Versus 2005 After Adjusting for
	September 30, 2006		Portfolio Changes *
	2006	Percent
	Net Sales	Change		Local	Currency
	($ Billions)	vs. 2005	Total	Price	Effect	Volume
Worldwide	$21.1	2	4	3	(1)	2
U.S.	9.0	-	2	3	-	(1)
Europe	6.0	(1)	0	2	(3)	1
Asia Pacific	3.5	5	8	3	(3)	8
Canada & Latin	2.6	9	9	3	3	3

*	Excludes sales of $386 million for 2005 year-to-date attributable to the elastomers businesses that were transferred to Dow on June 30, 2005.
Other Income, Net
Third quarter 2006 Other income, net totaled $336 million versus $438 million in the prior year, primarily due to lower pretax exchange gains in connection with the company’s policy of hedging its foreign currency denominated monetary assets and liabilities. Third quarter pretax exchange results were a loss of $1 million in 2006 and a gain of $68 million in 2005. These results were largely offset by associated tax expense. Interest income, net of miscellaneous interest expense is also lower due to lower invested cash.
For the nine months ended September 30, 2006, Other income, net was $1,002 million as compared to $1,444 million last year. The changes year over year are primarily the result of the currency hedging program activities described above. In addition, there was a decrease in net miscellaneous interest income due to lower invested cash.
Additional information related to the company’s Other income, net is included in Note 3 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS for the third quarter 2006 was $4.8 billion and 75 percent of Sales versus $4.7 billion and 80 percent of Sales in the prior year. The increase in COGS reflects higher volume and higher raw material costs. 2006 COGS includes a $50 million initial insurance recovery related to hurricane damage sustained in 2005. Third quarter 2005 COGS included a charge of $146 million related to hurricane damage experienced at plant sites in the U.S.
COGS for the nine months ended September 30, 2006 was $15.3 billion, up 2 percent versus prior year, reflecting higher raw material costs. COGS in both years were 72 percent of sales on a year-to-date basis. Included in COGS for 2006 is the previously discussed insurance recovery, a charge of $135 million in the first quarter 2006 (described below) within the Coatings & Color Technologies segment and $20 million primarily for accelerated depreciation associated with actions under the Coatings & Color Technologies business transformation plan. These factors were partly offset by the absence in 2006 of DDE businesses transferred to Dow. 2005 COGS included a $146 million hurricane charge.

During the first quarter 2006, a business transformation plan was instituted within the Coatings & Color Technologies segment in order to better serve the company’s customers and improve profitability. The plan includes the elimination of 1,700 positions and encompasses redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan include $123 million related to severance costs for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities who are expected to be off the rolls by fourth quarter 2007. In connection with the plan, a $12 million charge was also recorded during the first quarter 2006 related to exit costs of non-strategic assets. The business transformation plan includes the closing of certain manufacturing and technical facilities which will result in additional charges of about $50 million through the second quarter 2007, principally associated with accelerated depreciation, dismantlement and removal of assets, certain contract terminations and other related costs. The company may incur additional charges related to this plan; however, management does not expect such charges to be material.
There were no changes in estimates related to reserves established for this plan during the second and third quarter 2006. As of September 30, 2006, approximately 475 employees were separated from the company and approximately 300 were redeployed. Cash payments, net of exchange impact on the reserve, related to these separations were $19 million. The majority of the remaining payments are expected to be completed by the end of 2007. The cost reduction initiatives related to these charges are expected to deliver to the company about $135 million in annualized savings when completed. Approximately 35 percent of the savings are expected to be realized in 2006, with an additional 50 percent in 2007 and the remainder in 2008.
Information related to the company’s prior year corporate restructuring activities is included in Note 5 to the interim Consolidated Financial Statements.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $756 million for the quarter versus $751 million in the prior year. Year-to-date SG&A totaled $2,400 million versus $2,424 million in 2005. As a percent of Net sales, for the quarter and year-to-date 2006 periods, SG&A was 1 percent lower than the comparable periods in the prior year, reflecting the company’s execution of cost controls while continuing to spend for growth initiatives.
Research and Development Expense (R&D)
R&D totaled $320 million in the third quarter of 2006 as compared to $324 million last year. Spending for R&D was 5 percent of sales in the third quarter of 2006 and 6 percent of sales for the comparable period in 2005. Spending as a percent of sales was lower in 2006 than 2005 as a result of the hurricane disruption which lowered sales in that period. For the nine months ended September 30, 2006, R&D was $961 million versus $976 million last year. R&D spending was constant at about 5 percent of sales for the first nine months of both years, consistent with the company’s commitment of sustainable growth. During the first nine months of 2006, the company introduced over 900 new products and product applications in its program to deliver market relevant offerings.
Interest Expense
Interest expense totaled $114 million in the third quarter of 2006, compared to $140 million last year. Average interest rates were virtually unchanged year over year but average debt balances were reduced over $2 billion from last year’s third quarter. For the first nine months of 2006, interest expense was $347 million versus $364 million in 2005 primarily reflecting lower average debt for the period.
Separation Activities - Textiles & Interiors
In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner, completing the separation of Textiles & Interiors. There was no charge or gain incurred as a result of this sale.
In the third quarter of 2005, the company recorded a gain of $20 million related to the sale of its investment in an equity affiliate to subsidiaries of Koch Industries, Inc. (Koch), and other credits of

$3 million related to the ongoing separation of Textiles &Interiors. Year-to-date 2005 also includes a net gain of $39 million primarily related to the transfer of two previously delayed equity affiliates to Koch and the sale of an equity affiliate to its equity partner.
Provision for Income Taxes
The company’s effective tax rates for third quarter and year-to-date 2006 were 23.9 percent and 22.5 percent, respectively, as compared to 124.3 percent and 42.9 percent for the comparable prior-year periods. The lower effective tax rates for 2006 versus 2005 are principally related to the $320 million tax expense for the repatriation under the American Jobs Creation Act of 2004 (AJCA) in third quarter 2005 and the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. See Note 7 to the interim Consolidated Financial Statements for additional information.
Minority Interests in Earnings (Losses) of Consolidated Subsidiaries
Minority interests in earnings (losses) of consolidated subsidiaries were $(1) million and $2 million for the three and nine months ended September 30, 2006 as compared with $(3) million and $42 million in the same periods in 2005. Charges incurred during 2005 largely reflect the first half of the year earnings of DDE, a 50/50 joint venture which was consolidated as a variable interest entity. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers LLC (DPE).
Net Income
Net income for the third quarter 2006 was $485 million, including a $33 million after-tax benefit from initial insurance recoveries for prior-year hurricane damage. Net income for the third quarter 2005 was a loss of $82 million, largely due to an AJCA tax charge of $320 million and a $95 million after-tax charge related to hurricane damage. The increase in third quarter 2006 net income principally can be attributed to higher sales volumes, higher local selling prices, and lower fixed costs. These benefits were partly offset by the impact of higher energy and ingredient costs.
For the nine months ended September 30, 2006, Net income was $2,277 million, compared to $1,900 million in the prior year. 2006 year-to-date Net income reflects the higher sales volume and USD selling prices that offset higher ingredient costs, and lower fixed cost. Net income in 2005 reflects a hurricane charge and the related impact of hurricane business interruption.
Earnings per Share - Diluted
Third quarter 2006 Earnings per share were $.52 compared to a loss of $.09 in the prior year, reflecting higher net income and the benefit of a 7 percent reduction in the number of average shares outstanding in the quarter. The lower number of average outstanding shares reflects purchases made under the company’s $5 billion share repurchase program. See Note 8 to the interim Consolidated Financial Statements for further details.
For the nine months ended September 30, 2006, Earnings per share were $2.44 compared to $1.89 in the prior year, reflecting an increase of $377 million in Net income and a 7 percent reduction in the number of average shares outstanding in the period.
Corporate Outlook
The company’s outlook for earnings per share for the year 2006 is about $2.86 per share. Management anticipates that continued pricing strength and new product introductions, combined with fixed cost control and modest volume growth will more than offset higher energy and ingredient costs.

New Accounting Standard
During the first quarter 2006, the company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payment.” The adoption of this standard did not have a material impact on the company’s results of operations for the three-and-nine months ended September 30, 2005.
Additional information related to the company’s adoption of SFAS No. 123(R) is included in Note 2 to the interim Consolidated Financial Statements.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and nine-month periods ended September 30, 2006, compared with the same periods in 2005. Segment sales include transfers and pro rata share of equity affiliates’ sales. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, and interest.
Agriculture & Nutrition - Third quarter sales of $967 million were 3 percent lower than third quarter 2005 on nearly 3 percent lower volume and slightly lower USD selling prices. Results were primarily driven by lower seed sales in Brazil, as well as continued price pressure in the chemical industry. Market share gains in Brazil were more than offset by uncertainty over financing, which moved some expected third quarter sales into the fourth quarter. The cotton market for the company’s Indoxacarb™ insecticide in South Asia continues to be challenged by the penetration of insect resistant crops. Volume and price gains were realized in the U.S. and European cereal crop protection markets as well as for rice crops in Japan. PTOI for the third quarter was a loss of $158 million, which includes a $15 million gain on the sale of certain intangible assets, versus a loss of $134 million in the prior year. PTOI reflects the decrease in sales, a less favorable product mix and slightly higher fixed production costs. COGS was adversely affected by 2006 seed sales produced in 2005 under an appreciated Brazilian Real.
For the nine months ended September 30, 2006, sales were $5.2 billion, a 4 percent decline over the same period last year reflecting a 2 percent decline in USD selling prices and a 2 percent decline in volume. The volume decline is almost equal in seed products and crop protection products. Lower chemical sales reflect competitive pressure from generic brands and an overall decrease in the market size for crop protection products. Seed corn units are down compared to last year due to decreased acres and slightly lower market share, partially offset by strong increases in soybean and oilseed volumes. PTOI for the first nine months of 2006 was $858 million versus $1,134 million in the same period last year. The decrease in PTOI reflects the sales decline and higher production costs across most of the segment. Year to date 2006 PTOI includes income of $73 million related to technology transfers, licensing agreements and asset sales.
Coatings & Color Technologies – Sales in the third quarter of 2006 were $1.6 billion compared to $1.5 billion last year. The 8 percent increase in sales over last year reflects record volume for the quarter for TiO2 and full recovery from the 2005 hurricane Katrina business interruption. Volume increases outside of North America, in part attributable to recovery from the hurricane impact in 2005, more than offset weaker sales volume in North America particularly in the automotive OEM’s. 2006 third quarter sales reflect 3 percent higher USD selling prices that offset increases in raw materials. Third quarter PTOI was $276 million, which includes $43 million in insurance recovery, as compared to PTOI of $26 million last year which reflected a charge of $113 million related to hurricane damage. PTOI improvement also reflects the higher selling prices and significantly lower fixed costs.
Sales in the first nine months of 2006 were $4.7 billion, up 3 percent from the same period last year. Year to date sales reflect 1 percent volume growth and 2 percent higher USD selling prices. Sales growth in industrial markets offset weakened volumes in automotive OEM’s. Year to date PTOI was

$513 million as compared to $375 million last year. 2006 results include a restructuring charge of $135 million and $20 million primarily for accelerated depreciation related to the transformation plan that was initiated during the first quarter of 2006. (See Note 5 to the interim Consolidated Financial Statements for a discussion of this plan.) Year over year improvement in PTOI reflects pricing programs that offset higher raw material costs, and the aforementioned hurricane related components in both years.
Electronic & Communication Technologies - Third quarter 2006 sales were $955 million, up 4 percent over third quarter last year on 2 percent higher USD selling prices and 2 percent higher volume. Price increases largely reflect the pass-through of precious metal ingredient cost for electronic product offerings. Volume growth in wire and cable, semiconductor and photovoltaic product offerings have been partly offset by lower volumes for refrigerants, reflecting increased competition. Third quarter PTOI was $135 million as compared to $145 million in the prior year reflecting portfolio mix, margin pressure and higher fixed costs including investment in growth and expansion.
Year-to-date sales of $2.9 billion were 5 percent higher than the same period last year primarily for electronic products, reflecting 3 percent higher volumes and 2 percent higher USD selling prices. PTOI was $467 million for the first nine months of 2006 compared to $472 million in the prior year which included a $48 million gain on the disposition of the company’s interest in DuPont Photomasks, Inc. The segment earnings in 2006 benefited from solid growth in micro circuit and printed circuit materials, semiconductor fabrication and strong results for monomers and copolymers, partly offset by erosion in inkjet sales and pricing pressures in refrigerants.
Performance Materials - Sales of $1.7 billion were 13 percent higher in the third quarter of 2006 than in the third quarter 2005. Sales growth reflects 7 percent higher USD selling prices and 6 percent higher volumes. Sales were up in all regions. Approximately one-third of the volume increase is attributable to recovery from the hurricane impact in 2005. Volume increased across all markets as compared to third quarter last year demonstrating the diversity of product applications despite lower North American Auto builds. Third quarter PTOI of $172 million reflects stronger sales including price improvement and lower fixed costs. PTOI for third quarter 2005 was $68 million, including a charge for hurricane damage of $11 million.
Year-to-date sales were $5.2 billion in both 2006 and 2005. Year-to-date sales in 2005 included $386 million related to elastomers businesses transferred to Dow on June 30, 2005. Excluding these sales from the comparison, 2006 year-to-date sales are up 9 percent and reflect a 5 percent volume increase and a 4 percent increase in USD selling prices. PTOI for the first nine months of 2006 was $502 million. PTOI includes a first quarter $27 million impairment charge and reflects increased selling prices that have not fully offset the ingredient cost increases. Cost controls have reduced fixed costs on a year-to-date basis. 2005 PTOI of $469 million included an $11 million hurricane charge, $47 million in operating income related to certain DDE assets sold, a $23 million gain on sale of these DDE assets, and a charge of $34 million related to the planned consolidation of the company’s neoprene operations at its LaPlace, Louisiana, facility. The timing for the consolidation has been delayed due to availability of construction employees and equipment in the post-hurricane Gulf States rebuilding effort. As a result, manufacturing operations at the Louisville, Kentucky, site could extend beyond the previously announced March 2007 shutdown by 3 to 6 months.
Safety & Protection - Third quarter sales of $1.4 billion were 11 percent higher than third quarter sales last year, reflecting an 8 percent increase in USD selling prices, which offset raw material cost increases, and a 3 percent volume growth, two-thirds of which is attributable to recovery from the 2005 hurricane interruption. Sales grew across all geographic regions particularly in emerging markets. Market demand for most of the segment’s product offerings more than offset slowing demand in the U.S. construction industry. Third quarter PTOI was $292 million and includes $7 million in insurance recovery related to 2005 hurricane damage. PTOI for the third quarter of last year was $256 million, which included a gain of $31 million resulting from the sale of non-core assets in North America, and a charge of $22 million related to the hurricanes. PTOI improvement also reflects higher selling prices and fixed cost control.
Year-to-date sales of $4.2 billion were 7 percent higher than the same period last year, reflecting 2 percent higher volumes and 5 percent higher USD selling prices. Price increases offset increases in raw material costs across the platform. Volumes increased in all geographic regions across the segment offerings except where planned exits of lower margin products occurred. PTOI for year to date 2006 was

$871 million including a $7 million insurance recovery, versus $770 million in the prior year, which included the gain on sale of assets described above and the aforementioned hurricane charge.
Liquidity & Capital Resources
Management believes that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future. The company’s liquidity needs can be met through a variety of independent sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales. The company’s relatively low long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets. The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to insure adequate liquidity and an optimum debt maturity schedule.
Cash provided by operating activities was $763 million for the nine months ended September 30, 2006, versus $171 million used for operating activities for the same period ended in 2005. The increase in cash provided by operating activities is primarily due to higher net income in 2006 and a reduction in contributions made to pension plans, partially offset by higher accounts receivable and timing of tax payments. In the third quarter of 2005, the company made a $1 billion contribution to the principal U.S. pension plan.
Cash used for investing activities was $897 million for the nine months ended September 30, 2006 compared to $495 million for the same period last year. The increase reflects higher purchases of property, plant and equipment and lower proceeds from the sale of assets. Settlements of forward exchange contracts associated with the company’s hedging activities were largely offset by revaluation of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statement of Cash Flows.
Cash used for financing activities was $880 million for the nine months ended September 30, 2006, compared to $2,956 million provided by financing activities for the same period last year. This reduction in financing activities cash flows principally reflects lower borrowing needs to meet the company’s global funding requirements.
Dividends paid to shareholders during the first nine months of 2006 totaled $1,035 million. In October 2006, the company’s Board of Directors declared a fourth quarter common stock dividend of $0.37 per share, which is the same as the dividend paid in the third quarter 2006. The fourth quarter dividend was the company’s 409th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
     Stock Repurchases
The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During the first nine months of 2006, there were no purchases of stock under this program. To date the company has purchased 20.5 million shares at a total cost of $962 million. Management expects to continue purchasing stock under this buyback plan to offset dilution from shares issued under employee compensation plans; however, a timeline for the buyback of the remaining stock under this program has not been established.
In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. The company entered into an accelerated share repurchase agreement with Goldman Sachs & Co. (Goldman Sachs) under which the company purchased and retired 75.7 million shares of DuPont’s outstanding common stock from Goldman Sachs on October 27, 2005 at a price of $39.62 per share, with Goldman Sachs purchasing an equivalent number of shares in the open market over the following nine-month period.
On July 27, 2006, Goldman Sachs completed its purchase of 75.7 million shares of DuPont’s common stock at a volume weighted average price (VWAP) of $41.99 per share. Upon the conclusion of the agreement, the company was required to make a settlement payment to Goldman Sachs of $180 million, which the company elected to pay in cash. The final settlement price was based upon the difference between the VWAP per share for the nine-month period, which ended July 27, 2006, and the purchase price of $39.62 per share. The amount paid to settle the contract was recorded as a reduction to Additional paid-in capital during the third quarter 2006. In addition, the company made open market purchases of its shares in the third quarter for $100 million at an average price of $42.27 per share, bringing purchases to date under the $5 billion share buyback plan to about $3.3 billion. The company anticipates completing the remaining $1.7 billion of the program, consistent with its financial discipline principles, by the end of 2007.
     Cash and Cash Equivalents and Marketable Debt Securities
Cash and cash equivalents and Marketable debt securities were $724 million at September 30, 2006, versus $1.9 billion at December 31, 2005. The decrease was due to cash used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
     Short- and Long-Term Borrowings and Capital Lease Obligations
Total debt at September 30, 2006 was $8.8 billion, an increase of $0.6 billion from December 31, 2005. The increase in debt was used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
     Net Debt
At September 30, 2006, net debt was $8.0 billion compared to $6.3 billion at December 31, 2005. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful because it provides the investor with a more holistic view of the company’s liquidity and debt position since the company’s cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world. Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt.
The following table reconciles the differences from total debt to net debt:

(Dollars in millions)	September 30,	December 31,
	2006	2005
Commercial paper	$1,958	$-
Long-term debt due in one year	1,029	986
Other short-term debt	255	411

Total short-term debt	3,242	1,397
Long-term debt	5,509	6,783

Total debt	8,751	8,180
Less: Cash and cash equivalents	718	1,736
Less: Marketable debt securities	6	115

Net debt	$8,027	$6,329

The following table summarizes changes in net debt for the nine-month period ending September 30, 2006:

(Dollars in millions)

Net debt – January 1, 2006	$6,329
Cash provided by continuing operations	(763)
Purchases of property, plant & equipment and investments in affiliates	1,107
Net payments for businesses acquired	57
Proceeds from sales of assets	(80)
Forward exchange contract settlements	(50)
Dividends paid to stockholders	1,035
Proceeds from exercise of stock options	(45)

Acquisition of treasury stock	280
Other	157

Increase in net debt	1,698

Net debt – September 30, 2006	$8,027

     Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 42 to the company’s 2005 Annual Report on Form 10-K, and Note 11 of the interim Consolidated Financial Statements. See discussion of accelerated share repurchase agreement under Stock Repurchases section above for additional information.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2005 can be found on page 45 of the company’s Annual Report on Form 10-K. Updated information with respect to certain of the company’s significant contractual obligations is summarized in the following table:
Contractual Obligations at September 30, 2006:
(Dollars in millions)

		Payments Due In
	Total at
	September 30,		2007-	2009-	2011 and
	2006	2006*	2008	2010	Beyond
Long-term debt, including current portion	$6,521	$257	$2,149	$2,374	$1,741

Expected cumulative cash requirements for interest payments through maturity	$1,876	$93	$600	$300	$883

*	Represents 3 months ending December 31, 2006.

Long-Term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company’s earnings and cash flows. These plans are typically defined benefit pension plans, and medical, dental and life insurance benefits for pensioners and survivors. DuPont is exploring alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S in August 2006. The Act introduces new funding requirements for single-employer defined benefit pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans, and raises tax deduction limits for contributions to retirement plans. The new funding requirements become effective for plan years beginning after December 31, 2007. The company continues to evaluate the effects of the Act. Although significant regulatory guidance will be required prior to its 2008 effective date, the company does not anticipate that the Act will have a material near-term impact on its required contributions.
In August, 2006, the company announced major changes to its principal U.S. pension plan and savings plan. Employees hired after December 31, 2006 will participate in the enhanced savings plan, but not in the pension plan. Active employees on the rolls as of December 31, 2006 will participate in the enhanced savings plan effective January 1, 2008, and will continue to accrue benefits in the pension plan, but at a reduced rate. In addition, company-paid post-retirement survivor benefits will not continue to grow after December 31, 2007. Additional information related to these changes is included in Note 14 to the Interim Consolidated Financial Statements.
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
DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA. DuPont and other companies have outlined plans to continue research, as well as emission reduction and product stewardship activities to help address the EPA’s questions. In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors, and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors, and related higher homologue chemicals from emissions and products by no later than 2015. In August 2006, EPA issued reporting guidelines for the Program.
Since January 2006, DuPont has developed its baseline reporting data for submission to the EPA by October 31, 2006, and has refined its Program commitments based on a careful review of the data, the subsequently issued EPA Program guidelines, and the state of the technology. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 97 percent by 2007 (which incorporates the substantial achievement of 90 percent reduction already realized through DuPont’s ongoing reduction program); reducing PFOA content in fluoropolymer dispersions faster and further than the goals set by the Program; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA. Consistent with EPA’s Program guidelines, PFOA product content and US plant PFOA emission caps are not part of DuPont commitments going forward.
DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions, and new manufacturing processes for fluorotelomers products. DuPont has developed technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. DuPont is offering the technology to fluoropolymer manufacturers globally on a royalty-free basis. DuPont is in the process of launching low PFOA dispersion products. In addition, the company started up a new process at its Pascagoula, Mississippi manufacturing site that will reduce PFOA trace levels in fluorotelomer products even further. The company expects products based on this new technology to be available in late 2006.
Based on health and toxicological studies conducted by the company and other researchers, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population. DuPont is conducting a two-phase employee health study on PFOA for more than 1,000 workers at its Washington Works site located near Parkersburg, WV. Results from the first phase of this study for more than 100 workers indicate no association between exposure to PFOA and most of the health parameters that were measured. The second phase is a mortality study that involves the examination of all causes of death in more than 6,000 employees who worked at the Washington Works site during its more than fifty years of operation. The second phase was completed during the third quarter of 2006 and showed no increase in mortality in workers exposed to PFOA. Based on the observation of a modest increase in some lipid fractions in the study’s first phase, the second phase included a more detailed analysis of heart disease. No overall increase in deaths related to heart disease was found.
DuPont has established reserves in connection with certain PFOA litigation matters. See Note 11 to the interim Consolidated Financial Statements.
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

As of September 30, 2006, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Benlate®
Information related to this matter is included in Note 11 to the company’s interim Consolidated Financial Statements under the heading Benlate®.
PFOA: U.S. Environmental Protection Agency (EPA) and Class Actions
Information related to this matter is included in Note 11 to the company’s interim Consolidated Financial Statements under the heading PFOA.
Elastomers Antitrust Matters
Information related to this matter is included in Note 11 to the company’s interim Consolidated Financial Statements under the heading Elastomers Antitrust Matters.
Environmental Proceedings
     Acid Plants New Source Review Enforcement Action
In 2003, the EPA issued a “Notice of Violation and Finding of Violation” for the company’s Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that the company should have sought a permit under the New Source Review requirements of the Clean Air Act (CAA). In July 2004, the EPA issued a Notice of Violation for the James River acid plant with similar allegations. The company vigorously disagrees with the EPA’s findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has a total of four sulfuric acid plants that use similar technology.
In October, EPA, several states and DuPont reached an agreement in principle to settle this matter under which DuPont will pay a total of $4.125 million in civil penalties, which may include supplemental environmental projects, to the U.S. federal government and the states. DuPont also will either retrofit the four acid plants over the next 6 years or shut certain of them down. The agreement is subject to the parties’ negotiation of acceptable written terms and to various governmental approvals
     Chambers Works Plant, New Jersey
Information related to this matter is included on page 36, Item 1, to the company’s Quarterly Report on Form 10-Q for the period ending June 30, 2006.
     PFOA: West Virginia and Ohio Departments of Environmental Protection
Information related to this proceeding is included on page 12, Item 3, to the company’s 2005 Annual Report on Form 10-K.
     Sabine River Works, Orange, Texas
On November 19, 2004, the company received a Notice of Enforcement Action (NoE) from the Texas Commission on Environmental Quality (TCEQ) regarding its Sabine River Works facility located in Orange, TX. The Notice contained 45 allegations relating to reportable and non-reportable emission events from 2002 through 2004 and sought an administrative penalty of $134,852. In addition to this NoE, the company had received 6 other NoEs raising allegations of air, water and monitoring violations dating back to 2001. The company has reached an agreement with the TCEQ combining all of these enforcement actions and settling the allegations for a total penalty of $176,575. As a condition of the agreement the company did not agree to the allegations and the allegations remain in dispute. Under the agreement $88,288 will be paid as a penalty to the TCEQ with the remaining $88,287 being paid to a local Supplemental Environmental Project.
     Gibson City, Illinois
Information related to this proceeding is included on page 12, Item 3, to the company’s 2005 Annual Report on Form 10-K.

Item 1A. RISK FACTORS
The company operates in markets that involve significant risks, many of which are beyond the company’s control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
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
The company faces risks arising from various litigation matters unasserted and asserted, including but not limited to product liability claims, patent infringement claims and antitrust claims. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect to the company. An adverse outcome in any one or more of these matters could be material to the company’s Consolidated Financial Statements. For further information see Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations subtitled “PFOA” and Note 11 to the company’s interim Consolidated Financial Statements.

In the ordinary course of business, the company may make certain commitments, including representations, warranties, indemnities and guarantees of third party obligations. If the company were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting the company’s results of operations. For further information see Note 11 to the company’s interim Consolidated Financial Statements.
The company’s operations are subject to extensive environmental laws and regulations.
The company’s operations are subject to various federal, state and international laws and regulations governing the environment, including the discharge of pollutants into the air and water and the management and disposal of hazardous substances. The company could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company’s accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites, and the number of financial viability of other PRPs. It is the company’s policy that all of its operations fully meet or exceed legal and regulatory requirements for protecting the environment. For further information see Part II, Item 1 — Legal Proceedings, Note 11 to the company’s interim Consolidated Financial Statements and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled Environmental Matters to the Company’s Annual Report on Form 10-K.
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
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages, natural disasters and severe weather events and information technology system and network disruptions, could seriously harm the company’s operations as well as the operations of its customers and supplies. Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for the company’s products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, create delays and inefficiencies in the supply chain and result in the need to impose employee travel restrictions. The impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company’s financial performance.
Inability to protect and enforce the company’s intellectual property rights could adversely affect the company’s financial results.
Intellectual property rights are important to the company’s business. The company attempts to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. Additionally, the company has designed and implemented internal controls to restrict access to and distribution of its intellectual property, including confidential information and trade secrets. Despite these precautions, it is possible that unauthorized parties may access and use such property. When misappropriation is discovered, the company reports such situations to the appropriate governmental authorities for investigation and takes measures to mitigate any potential impact.
Failure to successfully implement acquisitions, joint ventures and strategic alliances could adversely affect the company’s financial results.
As part of its strategy for growth, the company has entered, and may continue to enter, into arrangements with other companies to expand product and service offerings, increase market access, improve operating costs, and realize other benefits. There can be no assurance that the company will be successful in completing such arrangements. Furthermore, there can be no assurance that any such arrangements that are implemented will yield the expected benefits.
The company may not be able to successfully implement its productivity and cost-reduction initiatives.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchases of its common stock during the three months ended September 30, 2006:

			2001 Plan		2005 Plan
				Approximate		Approximate
			Total Number	Value of	Total Number	Value of
			of Shares	Shares That	of Shares	Shares That
			Purchased as	May Yet be	Purchased as	May Yet be
		Average	Part of Publicly	Purchased	Part of Publicly	Purchased
	Total Shares	Price Paid	Announced	(Dollars in	Announced	(Dollars in
Month	Purchased	Per Share	Program[1]	millions)	Program[2]	millions)
September	2,365,683	$42.27	0	$1,038	2,365,683	$1,695
Total	2,365,683	$42.27	0		2,365,683

[1]	In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company’s common stock. There were no purchases of the company’s common stock under this plan during the three months ended September 30, 2006. As of September 30, 2006, cumulative purchases of common stock under this plan are 20.5 million shares at a cost of $962 million. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

[2]	In October 2005, the Board of Directors authorized a $5 billion share buyback plan. During the three months ended September 30, 2006, the company purchased 2.4 million shares at a cost of $100 million. On October 24, 2005, the company entered into an accelerated share repurchase agreement with Goldman, Sachs & Co. (Goldman Sachs) under which the company purchased 75,719,334 shares of DuPont’s common stock at a cost of $3.2 billion. As of September 30, 2006, cumulative purchases of common stock under this plan are 78.1 million shares at a cost of $3.3 billion. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.
Item 6. EXHIBITS
The exhibit index filed with this Form 10-Q is on pages 44-46.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	November 3, 2006

By:	/s/ Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President — Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2006 (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.2*	Terms and conditions of time-vested restricted stock units to non-employee directors and the company’s Stock Accumulation and Deferred Compensation Plan (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 of the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 of the company’s Current Report on Form 8-K filed on July 20, 2006)

10.6*	Company’s Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.4 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.7*	Terms and conditions of stock options granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.8*	Terms and conditions of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.9*	Terms and conditions of time-vested restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).

10.10*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company’s Annual Meeting Proxy Statement dated March 21, 2002).

10.11*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective March 1, 2003 (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

EXHIBIT INDEX
(continued)

Exhibit
Number	Description
10.12*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.14	Company’s 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997 (incorporated by reference to Exhibit 10.9 of the company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.15	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.16	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.17	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.18	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.19	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.20	Master Confirmation Agreement and the related Supplemental Confirmation dated as of October 24, 2005, between Goldman Sachs & Co. and the company relating to the company’s accelerated Stock repurchase program (incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

10.21*	Letter agreement dated June 16, 2006 between the company and G. M. Pfeiffer. The company agrees to furnish supplementally a copy of any omitted attachment to the Commission upon request (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

EXHIBIT INDEX
(continued)

Exhibit
Number	Description
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.