Form 10-K
period 2006-12-31
DUPONT E I DE NEMOURS & CO
filed 2007-02-23
CIK 30554

2006
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2006, was approximately $38.0 billion.

As of January 31, 2007, 924,125,197 shares (excludes 87,041,427 shares of treasury stock) of the company’s common stock, $.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated
By Reference
In Part No.

The company’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 25, 2007	III

E. I. du Pont de Nemours and Company

Form 10-K

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company’s definitive 2007 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1. BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security and synthetic fibers. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agriculture, home furnishings, medical, electronics, communications, protective apparel and the nutrition and health markets. Total worldwide employment at December 31, 2006, was approximately 59,000 people.

The company is strategically aligned into five market- and technology-focused growth platforms consisting of Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. In addition to the five growth platforms, the company’s reportable segments include Pharmaceuticals. The company includes developmental businesses, such as bio-based materials and nonaligned businesses in Other.

In 2004, the company sold the majority of the net assets of the then Textiles & Interiors segment (INVISTA) to subsidiaries of Koch Industries, Inc. (Koch). Beginning in 2005, any activities related to the remaining assets of Textiles & Interiors are included in Other. In January 2006, the company completed the sale of its interest in an equity affiliate to its equity partner thereby completing the sale of all of the net assets of Textiles & Interiors. Information describing the business of the company can be found on the indicated pages of this report:

Item	Page

Segment Reviews
Introduction	30
Agriculture & Nutrition	30
Coatings & Color Technologies	32
Electronic & Communication Technologies	34
Performance Materials	35
Pharmaceuticals	37
Safety & Protection	38
Textiles & Interiors (2004 only)	40
Other	40
Segment sales, Net sales, Pretax operating income and Segment net assets for 2006, 2005 and 2004	F-54
Geographic Information
Net sales and Net property for 2006, 2005 and 2004	F-53

The company has operations in approximately 80 countries worldwide and about 60 percent of consolidated Net sales are made to customers outside the United States of America (U.S.). Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities and some are distributors of products manufactured by the company.

Sources of Supply

The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and most raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

A substantial portion of the production and sales in Performance Materials is dependent upon the availability of hydrocarbon and hydrocarbon derivative feedstocks. Current hydrocarbon feedstock requirements are met by

Part I

Item 1. Business, continued

purchases from major energy and petrochemical companies. In addition, the company obtains adipic acid and hexamethylenediamine from Koch under a long-term supply contract.

Within Agriculture & Nutrition, the company’s wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), operates in the seed industry and has seed production facilities located throughout the world. Seed production is performed directly by the company or contracted with independent growers and conditioners. The company’s ability to produce seeds primarily depends upon weather conditions, grower contract terms and the availability of preferred hybrids with desired traits.

The major commodities, raw materials and supplies for the company’s reportable segments in 2006 include the following:

Agriculture & Nutrition:

carbamic acid related intermediates; insect control products; natural gas; polyethylene; soybeans; soy flake; soy lecithin; sulfonamides

Coatings & Color Technologies:

butyl acetate; chlorine; HDI based poly aliphatic isocyanates; industrial gases; titanium ore; pigments

Electronic & Communication Technologies:

block co-polymers; chloroform; fluorspar; hydrofluoric acid; copper; hydroxylamine; oxydianiline; perchloroethylene; polyester film; precious metals; pyromellitic dianhydride

Performance Materials:

adipic acid; butanediol; dimethyl terephthalate (DMT); ethane; ethylene glycol; fiberglass; hexamethylenediamine (HMD); natural gas; purified terephthalic acid; methanol; butadiene

Safety & Protection:

alumina hydroxide; ammonia; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; natural gas; paraphenylenediamine; polyester fiber; propylene; terephthaloyl chloride; wood pulp

No commodities or raw materials are purchased for the Pharmaceutical segment. This segment’s revenues arise from licensing arrangements for Cozaar® and Hyzaar® antihypertensive drugs, which are manufactured and distributed by Merck & Co. (Merck).

Since 1997, DuPont has contracted with Computer Sciences Corporation (CSC) and Accenture LLP (Accenture) to provide certain services for the company. CSC operates a majority of the company’s global information systems and technology infrastructures and provides selected applications and software services. In December 2005, DuPont entered into a new contract with CSC to provide these services through December 2014. Accenture provides selected applications, software services and enterprise resource planning solutions designed to enhance the company’s manufacturing, marketing, distribution and customer service. Accenture is contracted to provide these services through December 2008.

In November 2005, DuPont contracted with Convergys Corporation to provide the company with global human resources transactional services including employee development, workforce planning, compensation management, benefits administration and payroll. The full scope of these services is scheduled to be operating by the end of 2008. Convergys Corporation is contracted to provide services through 2018.

Part I

Item 1. Business, continued

Backlog

The company does not consider backlog to be a significant indicator of the level of future sales activity. In general, the company does not manufacture its products against a backlog of orders. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the company’s ability to achieve any particular level of revenue or financial performance.

Patents and Trademarks

The company believes that its patent and trademark estate provides it with an important competitive advantage. It has established a global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from this estate.

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company’s significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 21,000 worldwide patents and approximately 15,000 worldwide patent applications. In 2006, the company was granted about 500 U.S. patents and about 1,900 international patents. The company’s rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment. For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 37 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, are important to Pioneer and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer’s ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms.

The company has approximately 1,900 unique trademarks for its products and services and approximately 17,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPonttm (the “DuPont Brand Trademarks”); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers and dispersions; Corian® surfaces; Kevlar® high strength material; and Tyvek® protective material. The company is actively pursuing licensing opportunities for selected trademarks at the retail level. For example, the DuPont Brand Trademarks have been licensed for hard surface flooring, automotive appearance products, air filtration, water filtration and lubricants. In addition, the Teflon® trademark has been extended through licensing to personal care products, automotive care products, automotive wiper blades, eye glass lenses, home care products, lubricants, paint, paint accessories, cookware and small appliances.

As part of the sale of INVISTA to Koch in 2004, DuPont transferred certain patents and patent applications as well as certain trademarks and their related registrations and applications. In addition to this transfer, Koch and DuPont have entered into agreements regarding intellectual property rights, including patent and trademark licenses.

Part I

Item 1. Business, continued

Seasonality

Sales of the company’s products in Agriculture & Nutrition are affected by seasonal patterns. Agriculture & Nutrition’s performance is strongest in the first half of the year. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its seed business, Agriculture & Nutrition’s inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

Marketing

With the exception of Pioneer® brand seeds and Solae® soy proteins, most products are marketed primarily through DuPont’s sales force, although in some regions, more emphasis is placed on sales through distributors. Pioneer® brand products are aggressively promoted through multiple marketing channels in North America. In the high corn and soybean concentration markets of the U.S. Corn Belt, products are sold through a specialized force of independent sales representatives. In more diverse cropping areas, Pioneer® products are marketed through distributors and crop input retailers. Pioneer® products outside of North America are marketed through a network of subsidiaries, joint ventures and independent producer-distributors. Solae® isolated and functional soy proteins are marketed using a combination of outside distributors, joint ventures and direct sales.

Major Customers

The company’s sales are not materially dependent on a single customer or small group of customers. However, collectively, Coatings & Color Technologies and Performance Materials have several large customers, primarily in the automotive original equipment manufacturer (OEM) industry. The company has long-standing relationships with these customers and they are considered to be important to the segments’ operating results.

Competition

The company competes on a variety of factors such as price, product quality and performance or specifications, continuity of supply, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided.

Major competitors include diversified industrial companies principally based in the U.S., Western Europe, Japan, China and Korea. In the aggregate, these competitors offer a wide range of products from agricultural, commodity and specialty chemicals to plastics, fibers and advanced materials. The company also competes in certain markets with smaller, more specialized firms who offer a narrow range of products or converted products that functionally compete with the company’s offerings.

Agriculture & Nutrition sells advanced plant genetics through Pioneer, principally for the global production of corn and soybeans and thus directly competes with other seed and plant biotechnology companies. Agriculture & Nutrition also provides food safety equipment and soy-based food ingredients in competition with other major grain and food processors.

Research and Development

The company conducts research in the U.S. at over 30 sites in 14 states at either dedicated research facilities or manufacturing plants. The highest concentration of research is in the Wilmington, Delaware area at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applications research and the Stine-Haskell Research Center

Part I

Item 1. Business, continued

conducts agricultural product research and toxicological research to assure the safe manufacture, handling and use of products.

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

DuPont, reflecting the company’s global interests, operates more than 30 additional research and development facilities at locations outside the U.S. in Belgium, Canada, China, France, Germany, Japan, Luxembourg, Mexico, The Netherlands, Spain and Switzerland. A new research and development facility was opened in Taiwan in 2006 to better serve the integrated circuit market.

The objectives of the company’s research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. In 2006, the company broadened its sustainability commitments beyond environmental footprint reduction to include market-driven targets for research and development investment. The company will expand its offerings addressing safety, environment, energy and climate challenges in the global marketplace by developing and commercializing renewable, bio-based materials; advanced biofuels; energy-efficient technologies; enhanced safety and protection products; and alternative energy products and technologies. The goals are tied directly to business growth, specifically to the development of safer and environmentally improved new products that enhance the environmental profile of its traditional businesses for DuPont’s key global markets, including transportation, building and construction, agriculture and food and communications.

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

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report.

Facility Security

DuPont recognizes that the security and safety of its operations are critical to its employees, neighbors and, indeed, to the future of the company. As such, DuPont has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical or cyber attacks. DuPont is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

Environmental Matters

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on page 13, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 and 48-50 and (3) Notes 1 and 20 to the Consolidated Financial Statements.

Part I

Item 1. Business, continued

Available Information

The company is subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, the company is required to file reports and information with the Securities Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

The public may read and copy any materials the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the company’s website at http://www.dupont.com by clicking on the tab labeled “Investor Center” and then on “SEC filings.” These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission.

Part I

ITEM 1A. RISK FACTORS

The company’s operations could be affected by various risks, many of which are beyond its control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Price increases for energy costs and raw materials could have a significant impact on the company’s ability to sustain and grow earnings.

The company’s manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil and natural gas and raw materials affect the company’s operating results from period to period. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. The company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company’s financial results.

Failure to develop and market new products could impact the company’s competitive position and have an adverse effect on the company’s financial results.

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

The company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability claims, patent infringement claims and antitrust claims. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company. An adverse outcome in any one or more of these matters could be material to the company’s financial results.

Part I

Item 1A. Risk Factors, continued

In the ordinary course of business, the company may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses and issue guarantees of third party obligations. If the company were required to make payments as a result, they could exceed the amounts accrued, thereby adversely affecting the company’s results of operations.

As a result of the company’s current and past operations, including operations related to divested businesses, the company could incur significant environmental liabilities.

The company is subject to various laws and regulations around the world governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of its operations, including its past operations and operations of divested businesses, the company could incur substantial costs, including cleanup costs, third-party property damage or personal injury claims. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company’s accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the allegation, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs.

The company’s ability to generate sales from genetically enhanced products, particularly seeds and other agricultural products, could be adversely affected by market acceptance, government policies, rules or regulations and competition.

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. Demand for these products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of crops grown from those seeds.

The company competes with major global companies that have strong intellectual property estates supporting the use of biotechnology to enhance products, particularly in the agricultural products and production markets. Speed in discovering and protecting new technologies and bringing products based on them to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the company’s existing or candidate products to become less competitive, adversely affecting sales.

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

Part I

Item 1A. Risk Factors, continued

Economic factors, including inflation and fluctuations in currency exchange rates, interest rates and commodity prices could affect the company’s financial results.

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with monetary asset positions, committed currency purchases and sales and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company’s financial position, results of operations and cash flows.

Business disruptions could seriously impact the company’s future revenue and financial condition and increase costs and expenses.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could seriously harm the company’s operations as well as the operations of its customers and suppliers. Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for the company’s products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, create delays and inefficiencies in the supply chain and result in the need to impose employee travel restrictions. The company actively manages the risks within its control that could cause business disruptions to mitigate any potential impact from business disruptions regardless of cause including acts of terrorism or war, natural disasters and severe weather events. Despite these efforts, the impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company’s financial performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company’s corporate headquarters are located in Wilmington, Delaware. The company’s manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.

Part I

Item 2. Properties, continued

Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company’s property, plant and equipment and leases is contained in Notes 11 and 26 to the Consolidated Financial Statements.

The company has investments in property, plant and equipment related to manufacturing operations in the U.S. and Puerto Rico at over 100 sites. Some of these sites and their applicable segment(s) are set forth below:

Delaware: Edgemoor(2) and Newark(4)
Florida: Starke(2)
Georgia: Valdosta(1)
Illinois: El Paso(1)
Iowa: Fort Madison(2,3) and Johnston(1)
Louisiana: La Place(4,5)
Michigan: Mt. Clemens(2)
Mississippi: DeLisle(2) and Pascagoula(5)
New Jersey: Deepwater(3,4,5) and Parlin(3)
New York: Buffalo(3,5) and Niagara Falls(5)
North Carolina: Fayetteville(3,4) and Research Triangle Park(3)
Ohio: Circleville(3,4)
Pennsylvania: Towanda(3)
South Carolina: Charleston(4) and Florence(4)
Tennessee: Chattanooga(4), Memphis(5), New Johnsonville(2) and Old Hickory(4,5)
Texas: Bayport(3), Beaumont(4,5), Corpus Christi(3), LaPorte(1,3,4), Orange(4) and Victoria(4)
Virginia: Front Royal(2), Hopewell(4) and Richmond(4,5)
West Virginia: Belle(1,5) and Parkersburg(3,4)
Puerto Rico: Manati(1,3)

In addition, the company has investments in property, plant and equipment related to manufacturing operations outside the U.S. and Puerto Rico at over 100 sites. Some of these sites and their applicable segment(s) are set forth below:

Asia Pacific:	Guangzhou, China(5); Shenzhen, China(3,4); Chiba, Japan(3,4); Gifu, Japan(4); Ibaraki, Japan(4); Shimizu, Japan(3); Tokai, Japan(3); Utsunomiya, Japan(4); Ulsan, Republic of Korea(4,5) Singapore(4); Kuan Yin, Taiwan(2); and Taoyuan, Taiwan(3)
Europe:	Mechelen, Belgium(2,3,4); Cernay, France(1); Neu Isenberg, Germany(3); Uentrop, Germany(4); Wuppertal, Germany(2); Luxembourg(3,4,5); Asturias, Spain(1,5); Dordrecht, The Netherlands(3,4); and Maydown, United Kingdom(5)
Canada:	Kingston, Canada(4); and Thetford Mines, Canada(5)
Latin America:	Camacari, Brazil(1); Sao Paulo, Brazil(2); and Altamira, Mexico(2)

(1)	Agriculture & Nutrition

(2)	Coatings & Color Technologies

(3)	Electronic & Communication Technologies

(4)	Performance Materials

(5)	Safety & Protection

The company’s plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 84 percent in 2006, 82 percent in 2005, and 84 percent in 2004. Properties are primarily directly owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I

ITEM 3. LEGAL PROCEEDINGS

Litigation

Benlate®

Information related to this matter is included in Note 20 to the Consolidated Financial Statements under the heading Benlate®.

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 20 to the Consolidated Financial Statements under the heading PFOA.

Elastomers Antitrust Matters

Information related to this matter is included in Note 20 to the Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

Environmental Proceedings

Acid Plants New Source Review Enforcement Action

In 2003, the U.S. Environmental Protection Agency (EPA) issued a “Notice of Violation and Finding of Violation” for the company’s Fort Hill sulfuric acid plant in North Bend, Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that the company should have sought a permit under the New Source Review requirements of the Clean Air Act (CAA). In July 2004, the EPA issued a Notice of Violation for the James River sulfuric acid plant with similar allegations. The company disagrees with the EPA’s findings because the EPA continues to change its interpretation of these rules and requirements without going through the required process to amend them. The courts are split on these interpretations. The company has a total of four sulfuric acid plants that use similar technology.

In October 2006, the EPA, several states and the company reached an agreement in principle to settle this matter under which the company will pay a total of $4,125,000 in civil penalties to the U.S. federal government and the states. Depending on which plants the company elects to retrofit, the company may incur capital expenditures in the range of about $35 million to $70 million. The agreement is subject to the parties’ negotiation of acceptable written terms and to various governmental approvals.

Sabine River Works, Orange, Texas

On November 19, 2004, the company received a Notice of Enforcement Action (NoE) from the Texas Commission on Environmental Quality (TCEQ) regarding its Sabine River Works facility located in Orange, Texas. The Notice contained 45 allegations relating to reportable and non-reportable emission events from 2002 through 2004 and sought an administrative penalty of $134,852. In addition to this NoE, the company had received 6 other NoEs raising allegations of air, water and monitoring violations dating back to 2001. The company has reached an agreement with the TCEQ combining all of these enforcement actions and settling the allegations for a total penalty of $176,575. As a condition of the agreement, the company did not agree to the allegations and the allegations remain in dispute. Under the agreement, $88,288 will be paid as a penalty to the TCEQ with the remaining balance being paid to a local Supplemental Environmental Project.

Part I

Item 3. Legal Proceedings, continued

Gibson City, Illinois

The EPA has alleged that The Solae Company violated the CAA’s New Source Review Regulations and certain Prevention of Significant Deterioration requirements at its plant in Gibson City, Illinois. The Solae Company, a majority-owned venture with Bunge Limited, was formed in 2003. The EPA has proposed a settlement of this matter that would include sites located in Indiana, Ohio, Oklahoma and Tennessee, some of which are wholly owned by DuPont, in addition to the Gibson City site. The EPA’s proposed settlement includes a penalty of $350,000 and Supplemental Environmental Projects involving expenditures of at least $500,000. The company and The Solae Company are negotiating with the EPA and U.S. Department of Justice (DOJ).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The following is a list, as of February 23, 2007, of the company’s executive officers:

		Executive
	Age	Officer Since
Chairman of the Board of Directors and Chief Executive Officer:
Charles O. Holliday, Jr.	58	1992
Other Executive Officers:
James C. Borel, Senior Vice President — Global Human Resources	51	2004
Thomas M. Connelly, Jr., Executive Vice President and Chief Innovation Officer, and Electronic & Communication Technologies	54	2000
Richard R. Goodmanson, Executive Vice President and Chief Operating Officer	59	1999
Jeffrey L. Keefer, Executive Vice President and Chief Financial Officer	54	2006
Ellen J. Kullman, Executive Vice President — Safety & Protection and Coatings & Color Technologies	51	2006
Stacey J. Mobley, Senior Vice President and Chief Administrative Officer and General Counsel	61	1992

The company’s executive officers are elected or appointed for the ensuing year or for an indefinite term and until their successors are elected or appointed.

Charles O. Holliday, Jr. joined DuPont in 1970, and has advanced through various manufacturing and supervisory assignments in product planning and marketing. He is a former president, executive vice president, president and chairman-DuPont Asia Pacific. Mr. Holliday became an executive officer in 1992 when he was appointed senior vice president. He became Chief Executive Officer on February 1, 1998, and Chairman of the Board of Directors on January 1, 1999.

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional

Part I

Item 4. Submission of Matters to a Vote of Security Holders, continued

director, North America and was appointed vice president and general manager-DuPont Crop Protection later that year. In January 2004, he was named to his current position, Senior Vice President-DuPont Global Human Resources.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as vice president and general manager-DuPont Fluoroproducts from 1999 until 2001, when he was named senior vice president and chief science and technology officer. In June 2006, Mr. Connelly was named Executive Vice President and Chief Innovation Officer and given the added responsibility for DuPont Electronic & Communication Technologies in October 2006.

Richard R. Goodmanson joined DuPont in 1999 as Executive Vice President and Chief Operating Officer. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992 to 1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

Jeffrey L. Keefer joined DuPont in 1976 as a financial analyst in the titanium dioxide business. In 1982, he accepted a field sales assignment and was appointed customer service manager in 1985. He advanced through various sales and management assignments and in February 1999 he was named vice president and general manager — DuPont Titanium Technologies. In January 2004, he was named group vice president — DuPont Performance Materials. In June 2006, he was named Executive Vice President — DuPont Finance and Chief Financial Officer.

Ellen J. Kullman joined DuPont in 1988 as marketing manager and progressed through various roles as global business director and was named vice president and general manager of White Pigment & Mineral Products in 1995. In 2000, Ms. Kullman was named group vice president and general manager of several businesses and new business development. She became group vice president-DuPont Safety & Protection in 2002. In June 2006, Ms. Kullman was named Executive Vice President DuPont Safety & Protection and DuPont Coatings & Color Technologies and assumed leadership of Marketing & Sales along with Safety and Sustainability.

Stacey J. Mobley joined DuPont’s legal department in 1972. He was named director of Federal Affairs in the company’s Washington, D.C. office in 1983, and was promoted to vice president-Federal Affairs in 1986. He returned to the company’s Wilmington, Delaware headquarters in March 1992 as vice president — Communications in External Affairs and was promoted to Senior Vice President in May 1992. He was named Chief Administrative Officer in May 1999 and General Counsel in November 1999.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters

The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 84,240 at December 31, 2006, and 83,821 at January 31, 2007.

Holders of the company’s common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October. The Stock Transfer Agent and Registrar is Computershare Trust Company, N.A. (formerly EquiServe Trust Company, N.A.).

The company’s quarterly high and low trading stock prices and dividends per common share for 2006 and 2005 are shown below.

	Market Prices
			Per Share
	High	Low	Dividend Declared
2006
First Quarter	$43.50	$38.52	$0.37
Second Quarter	45.75	39.53	0.37
Third Quarter	43.49	38.82	0.37
Fourth Quarter	49.68	42.48	0.37
2005
First Quarter	$54.90	$45.74	$0.35
Second Quarter	51.88	42.76	0.37
Third Quarter	44.75	37.87	0.37
Fourth Quarter	43.81	37.60	0.37

Issuer Purchases of Equity Securities

There were no purchases of the company’s common stock during the three months ended December 31, 2006.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Stock Performance Graph

The following graph presents the cumulative five-year total return for the company’s common stock compared with the S&P 500 Stock Index and a self-constructed peer group of companies. The peer group companies are Alcoa Inc.; BASF Corporation; The Dow Chemical Company; Eastman Kodak Company; Ford Motor Company; General Electric Company; Hewlett-Packard Company; Minnesota Mining and Manufacturing Company; Monsanto Company; Motorola, Inc.; PPG Industries, Inc.; Rohm and Haas Company; and United Technologies Corporation.

Stock Performance Graph

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
DuPont	$100	$103	$115	$127	$114	$135
S&P 500	$100	$78	$100	$111	$117	$135
Industry Peer Group	$100	$72	$100	$115	$119	$133

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2001 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part II

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2006		2005[1]	2004		2003		2002
Summary of operations
Net sales	$27,421		$26,639	$27,340		$26,996		$24,006
Income before income taxes and minority interests	$3,329		$3,563	$1,442		$143		$2,124
Provision for (benefit from) income taxes	$196		$1,470	$(329)		$(930)		$185
Income before cumulative effect of changes in accounting principles	$3,148		$2,056	$1,780		$1,002		$1,841
Net income (loss)	$3,148		$2,056	$1,780		$973	[2]	$(1,103)[3]
Basic earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$3.41		$2.08	$1.78		$1.00		$1.84
Net income (loss)	$3.41		$2.08	$1.78		$0.97	[2]	$(1.12)[3]
Diluted earnings (loss) per share of common stock
Income before cumulative effect of changes in accounting principles	$3.38		$2.07	$1.77		$0.99		$1.84
Net income (loss)	$3.38		$2.07	$1.77		$0.96	[2]	$(1.11)[3]
Financial position at year-end
Working capital	$4,930		$4,986	$7,272		$5,419		$6,363
Total assets	$31,777	[4]	$33,291	$35,632		$37,039		$34,621
Borrowings and capital lease obligations
Short-term	$1,517		$1,397	$937	[5]	$6,017	[5]	$1,185
Long-term	$6,013		$6,783	$5,548		$4,462	[5]	$5,647
Stockholders’ equity	$9,422	[4]	$8,962	$11,377		$9,781		$9,063
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,563		$1,406	$1,298		$1,784		$1,416
Depreciation	$1,157		$1,128	$1,124		$1,355		$1,297
Research and development (R&D) expense	$1,302		$1,336	$1,333		$1,349		$1,264
Average number of common shares outstanding (millions)
Basic	921		982	998		997		994
Diluted	929		989	1,003		1,000		999
Dividends per common share	$1.48		$1.46	$1.40		$1.40		$1.40
At year-end
Employees (thousands)	59		60	60		81		79
Closing stock price	$48.71		$42.50	$49.05		$45.89		$42.40
Common stockholders of record (thousands)	84		101	106		111		116

1	In the fourth quarter 2006, the company adopted FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and retrospectively applied these provisions effective January 1, 2005. The effects of the accounting change on the company’s results of operations and financial position for the year ended December 31, 2005 were not material. See Note 1 to the Consolidated Financial Statements.

2	Includes a cumulative effect of a change in accounting principle charge of $29 million or $0.03 per share, basic and diluted, relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.

3	Includes a cumulative effect of a change in accounting principle charge of $2,944 million or $2.96 (basic) and $2.95 (diluted) per share, relating to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).

4	On December 31, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Total assets and stockholders’ equity were reduced by $2,159 million and $1,555 million, respectively, as a result of such adoption.

5	Includes borrowings and capital lease obligations classified as liabilities held for sale.

Part II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 9.

Overview

DuPont continues to successfully employ its three growth strategies — Putting Science to Work, Leveraging the Power of One DuPont and Going Where the Growth Is — by leveraging resources through its five growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials and Safety & Protection. The company’s sixth reportable segment, Pharmaceuticals, continues to receive substantial income from two anti-hypertension (AIIA) drugs, Cozaar® and Hyzaar®, developed by DuPont and licensed to Merck.

By successfully executing its three growth strategies, DuPont expects to achieve over the long term, annual financial targets of 6 percent revenue growth, 10 percent earnings growth in earnings per share and 1 percentage point improvement in Return on Invested Capital (ROIC). In 2006, sales increased 3 percent, diluted earnings per share increased 63 percent and ROIC increased 7 percentage points.

Putting Science to Work — Science is the basis for the capabilities, offerings and competitive advantages of the company’s businesses. The company’s research and development programs are focused on creating new technologies, processes and business opportunities in relevant fields, as well as improving existing products and processes. Market-driven innovation, which relies on the voice of the customer and concrete market opportunities, is central to the company’s research efforts. In 2006 over 1,000 new products were commercialized, 1,800 new U.S. patent applications were filed and more than one third of 2006 sales were derived from products introduced in the last 5 years. The company is focused on prioritizing deployment of research resources to the most promising opportunities and is aggressively filing patent applications to protect the intellectual property created by that research. The company has identified the top 75 technology projects expected to generate commercial success and continues to prioritize programs for faster and larger payoffs.

Leveraging the Power of One DuPont — The company’s strategy is to increase productivity and leverage market access, capabilities and customers, with a single focus, thereby creating wider opportunities for its businesses. In late 2005, management committed to intensify cost and capital productivity efforts by adjusting capital and resources allocation among its businesses. By doing so, management expects to reduce fixed costs as a percentage of sales and increase ROIC. Target reductions of $1 billion in costs and $1 billion in working capital savings over a three year period starting in 2006, were set to partially offset cost increases from inflation and desired growth investments. Management exceeded its goal for fixed cost savings in 2006 by reducing fixed costs by approximately $170 million, or approximately 2 percentage points as a percentage of sales. In addition, the company continued to take actions to standardize and simplify its supply chains and support functions globally and improve its sales effectiveness.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Going Where the Growth Is — The company has achieved significant growth in emerging markets by increasing its direct presence and sales efforts including extending the company’s science, products, brands and market position into new applications and uses. The company has a strong presence in the fastest-growing emerging markets and continues to leverage resources and market position to realize new growth. Sales outside of North America, the United Kingdom, Germany, France, Italy and Japan have increased to 36 percent of total company sales in 2006 from 33 percent in 2004.

Analysis of Operations

During 2006, the company maintained a leading position in biotechnology, safety and protection and crop yield improvement and continued to execute its growth strategies, while overcoming record-high energy costs. Management estimates that year over year cost increases for raw materials in 2006 exceeded $800 million, principally reflecting higher market prices for oil, natural gas and hydrocarbon feedstock and overall tight supply in certain raw materials. The company took actions to increase pricing and improve productivity to offset these cost increases, particularly in the Agriculture & Nutrition and Coatings & Color Technologies platforms where the company initiated restructuring actions to streamline operations and further reduce fixed costs. The company’s operations have completely recovered from hurricane disruptions of 2005. The most significant damage was to the company’s DeLisle, Mississippi, titanium dioxide plant which remained shut down from August 2005 until production began a phased-in restart in January 2006. Normal operations resumed by the end of the second quarter 2006. In 2006, the company received $204 million in insurance recoveries related to losses suffered from Hurricane Katrina and asbestos settlements; $128 million is recorded in Cost of goods sold and other operating charges and $76 million is recorded in Other income, net.

The company adopted a dual approach to quantifying materiality and elected to refine the accounting related to the following existing cutoff practices. For certain of the company’s sales transactions, ownership title transfers when goods are received by the customers. Historically, the company recorded these sales when shipped and monitored the impact of this difference. Additionally, some accruals were historically recorded on a month-lag basis. The impacts of these sales and accrual cutoff practices were considered to be immaterial in every interim and annual period. During the fourth quarter of 2006, the company chose to change its practices to record these sales when received by customers and to record certain accruals without a lag. As a result, sales of $107 million were not recorded as of December 31, 2006 that historically would have been. If the company had applied this new practice throughout 2006, sales would have been $81 million higher than reported. Incremental accruals of $24 million were also recorded at December 31, 2006, that would not have been recorded under prior practices. The after-tax impact on the 2006 income statement of these changes was $39 million.

(Dollars in millions)	2006	2005	2004
NET SALES	$27,421	$26,639	$27,340

2006 versus 2005  Consolidated net sales for 2006 were $27.4 billion, up 3 percent. The increase reflects 2 percent higher local selling prices and 2 percent higher net volume partially offset by a 1 percent reduction in worldwide sales attributable to the transfer of certain elastomers assets in 2005. Local selling prices increased across all regions. During 2006, significant volume increases in key growth regions, particularly Asia Pacific and Latin America, along with modest growth in Europe, more than offset lower U.S. volume. Volume declines in the U.S. are largely attributable to lower demand in motor vehicle and residential housing related markets. These declines more than offset the recovery in the U.S. of titanium dioxide, industrial chemical and packaging polymer sales lost in 2005 due to hurricane business interruption.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The table below shows a regional breakdown of 2006 Consolidated net sales based on location of customers and percentage variances from prior year:

		Percent	Percent Change Due to:
	2006	Change vs.		Currency
(Dollars in billions)	Net Sales	2005	Local Price	Effect	Volume	Other[1]
Worldwide	$27.4	3	2	—	2	(1)
United States	11.1	—	3	—	(1)	(2)
Europe	7.9	3	2	(1)	3	(1)
Asia Pacific	4.8	5	3	(2)	7	(3)
Canada & Latin America	3.6	10	2	3	5	—

1	Percentage change due to the absence in 2006 of sales from elastomers businesses transferred to Dow on June 30, 2005. Sales attributable to the transferred assets were $386 million in 2005.

2005 versus 2004  Consolidated net sales for 2005 were $26.6 billion, down 3 percent. The 2004 sale of INVISTA resulted in a $2.1 billion or 8 percent reduction in Net sales. This reduction was partly offset by a 6 percent increase in sales resulting from 5 percent higher local selling prices and 1 percent favorable currency effect. In 2005, growth in key markets, particularly those in Asia Pacific and Latin America, helped offset the reduction in U.S. volumes. Volume declines in the U.S. and Europe were related to lower demand in motor vehicle and production agriculture markets and the impact of the 2005 hurricanes.

The table below shows a regional breakdown of 2005 consolidated net sales based on location of customers and percentage variances from prior year:

		Percent	Percent Change Due to:
	2005[2]	Change vs.		Currency
(Dollars in billions)	Net Sales	2004	Local Price	Effect	Volume	Other[1]
Worldwide	$26.6	(3)	5	1	(1)	(8)
United States	11.1	(4)	6	—	(2)	(8)
Europe	7.7	(4)	3	2	(3)	(6)
Asia Pacific	4.5	(4)	5	1	2	(12)
Canada & Latin America	3.3	9	4	6	4	(5)

1	Percentage changes in sales due to the absence of $2.1 billion in sales attributable to the divested Textiles & Interiors business in 2004.

2	Sales related to elastomers businesses transferred to Dow on June 30, 2005, were $386 million and $467 million in 2005 and 2004, respectively, primarily in the U.S. and Asia Pacific. Excluding these sales, the company’s worldwide sales were $26.2 billion in 2005, down 2 percent from 2004 with volume essentially flat.

(Dollars in millions)	2006	2005	2004
OTHER INCOME, NET	$1,561	$1,852	$655

2006 versus 2005  Other income decreased $291 million versus 2005. This reduction is primarily due to a $407 million decrease in net pretax exchange gains (see page 54 for a discussion of the company’s program to manage currency risk and Note 3 to the Consolidated Financial Statements). The company records royalty income related to its licenses for Cozaar®/Hyzaar® in Other income. Licensing income related to these products was $815 million and $747 million in 2006 and 2005, respectively.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In 2006, the company recorded $76 million of insurance recoveries in Other income from its insurance carriers. Of this amount, $61 million related to costs, including outside counsel fees and expenses and settlements paid over the past twenty years as part of asbestos litigation matters. During this twenty year period, DuPont has been served with thousands of lawsuits alleging injury from exposure to asbestos on DuPont premises. Most of these claims have been disposed of through trial, dismissal or settlement. Management believes it is remote that the outcome of remaining or future asbestos litigation matters will have material adverse effect on the company’s consolidated financial position or liquidity. These asbestos related insurance recoveries are reflected in Cash provided by operating activities within the company’s Statements of Cash Flows. The remaining $15 million is part of a total recovery of $143 million relating to insurance recoveries associated with damages to the company’s facilities suffered as a result of Hurricane Katrina in 2005. The majority of the Hurricane Katrina recovery is included in Cost of goods sold and other operating charges in the Consolidated Income Statement; additional recoveries are not expected to be material. No amounts are expected to be received from insurance carriers for damages suffered by the company as a result of Hurricane Rita.

2005 versus 2004  Other income increased $1,197 million versus 2004. The increase is primarily due to net pretax exchange gains in 2005 of $423 million compared to losses in 2004 of $391 million (see page 54 for a discussion of the company’s program to manage currency risk and Note 3 to the Consolidated Financial Statements). Royalty income related to the licenses for Cozaar®/Hyzaar® was $747 million and $675 million in 2005 and 2004, respectively. Equity in the earnings of affiliates increased $147 million over 2004, primarily due to the absence of a $150 million elastomers antitrust litigation charge in the DuPont Dow Elastomers LLC (DDE) joint venture recorded in 2004 (discussed in detail in Note 20 to the Consolidated Financial Statements).

(Dollars in millions)	2006	2005	2004
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$20,440	$19,683	$20,827
As a percent of Net sales	75%	74%	76%

2006 versus 2005  Cost of goods sold and other operating charges (COGS) for the year 2006 were $20.4 billion, versus $19.7 billion in 2005, up 4 percent. COGS was 75 percent of sales versus 74 percent in the prior year. The 1 percentage point increase in COGS as a percent of sales principally reflects higher raw material costs not entirely covered by selling price increases and higher costs for restructuring plans discussed below.

In 2006, the company recorded a benefit to COGS for $128 million for insurance recoveries related to the property damage suffered as a result of Hurricane Katrina in 2005. In 2005, the company recorded a charge of $160 million related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by two major hurricanes in the U.S. Hurricane charges reduced segment earnings as follows: Coatings & Color Technologies — $116 million; Performance Materials — $17 million; and Safety & Protection — $27 million.

In 2006, restructuring plans were introduced within the Coatings & Color Technologies and the Agriculture & Nutrition segments. These programs include the elimination of approximately 3,200 positions and redeployment of about 400 employees in excess positions to the extent possible. The company recorded a net charge of $326 million in 2006 related to employee separation costs and asset impairment charges. This included $184 million to provide severance benefits for approximately 2,800 employees involved in manufacturing, marketing and sales, administrative and technical activities. The company also recorded a benefit of $6 million in 2006 resulting from changes in estimates for prior years’ restructuring programs. Additional details related to these programs are contained in the individual segment reviews and in Note 5 to the Consolidated Financial Statements.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Payments from operating cash flows to terminated employees as a result of the 2006 plans total about $28 million during the current year. The remainder will be substantially paid during 2007. Annual pretax cost savings of about $135 million per year are associated with the Coatings & Color Technologies program. Approximately 35 percent was realized in 2006. An additional 50 percent is expected in 2007, with the remainder expected to be realized in 2008. A substantial portion of the Agriculture & Nutrition program involves reinvestment in research and development activities so cost savings are largely neutral under this plan.

In 2005, the company evaluated capital investment requirements at its Louisville, Kentucky facility and the declining demand for the neoprene products produced at the facility. As a result, the company has made plans to consolidate neoprene production at its upgraded facility in LaPlace, Louisiana, which is now expected to be completed by the end of 2007. A charge of $34 million was recorded in 2005 reflecting severance and related costs for approximately 275 employees, principally at the Louisville site. Additionally, a benefit of $13 million was recorded in 2005 to reflect changes in estimates related to employee separations that were implemented in earlier years.

2005 versus 2004  COGS for the year 2005 was $19.7 billion, a decrease of $1,144 million from the prior year. 2005 COGS includes a $160 million hurricane charge, a $34 million charge and a $13 million benefit related to employee separations discussed above. 2004 COGS included a $108 million litigation charge related to PFOA and a charge of $118 million related to elastomers antitrust litigation (see Note 20 to the Consolidated Financial Statements). COGS also included employee separation costs and asset impairment charges in 2004 of $411 million as described below. As a percent of sales, COGS was 74 percent in 2005 versus 76 percent in 2004. The improvement principally reflects the changes in employee separation costs and the sale of INVISTA, which had higher COGS in relation to sales than the rest of the company, partly offset by raw material costs that escalated at a higher rate than the increases in selling prices. A modestly favorable effect of currency translation offset a small decrease in sales volumes.

COGS in 2004 includes a net charge of $411 million in 2004 related to employee separation costs and asset impairment charges as a result of actions taken in that year to ensure the company’s global competitiveness as a more focused, science-based company. This included $302 million to provide severance benefits for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities. Essentially all of these employees were separated as of December 31, 2005. These staff reductions affected essentially all segments. The company also recorded a benefit of $12 million in 2004 resulting from changes in estimates for prior years’ restructuring programs. In addition, the company recorded impairment charges of $121 million in 2004 which included: $27 million to reflect an other than temporary decline in the value of an investment security; $23 million related to the shutdown of U.S. manufacturing assets; $42 million related to the write down of certain European manufacturing assets; and $29 million to write off abandoned technology.

Payments from operating cash flows to terminated employees as a result of the 2004 plan total about $300 million. Approximately 44 percent of these cash outlays were made in 2004, 45 percent were made in 2005 and the remainder in 2006 and thereafter. Annual pretax cost savings of about $225 million per year are associated with the 2004 restructuring plan. About 40 percent was realized in 2004 and essentially all the remaining savings in payroll costs were realized in 2005. Over 50 percent of the savings associated with the staff reductions are reflected in Selling, general and administrative expenses, approximately 30 percent in COGS and other operating charges and the balance in Research and development expense.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2006	2005	2004
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,224	$3,223	$3,141
As a percent of Net sales	12%	12%	11%

Selling, general and administrative (SG&A) expenses increased $1 million and remained constant as a percent of sales in 2006 as compared to 2005. In 2005, SG&A expenses increased $82 million. The 1 percentage point increase as a percent of sales primarily reflects the absence of INVISTA in 2005, which had lower selling expenses as a percent of sales compared to the rest of the company.

(Dollars in millions)	2006	2005	2004
RESEARCH AND DEVELOPMENT EXPENSE	$1,302	$1,336	$1,333
As a percent of Net sales	5%	5%	5%

Research and development expense as a percent of sales remained constant over the three-year period. Expenditures in 2006 were consistent with spending by segment in 2005 and reflect concentration in expansion of seed traits, breeding advancement and product development within Agriculture & Nutrition, as well as activities to support the growth platforms. Spending in 2005 reflects increases across most segments, offset by the absence of spending in Textiles & Interiors after April 30, 2004. The company continues to support a strong commitment to research and development as a source of sustainable growth and expects research and development funding to increase modestly in 2007.

(Dollars in millions)	2006	2005	2004
INTEREST EXPENSE	$460	$518	$362

Interest expense decreased $58 million in 2006 compared to 2005 primarily due to lower average borrowing level partially offset by higher average rates. An increase in the average interest rates from 3.46 percent to 4.60 percent and a 3 percent higher average borrowing level resulted in the increase in interest expense for 2005 as compared to 2004.

(Dollars in millions)	2006	2005	2004
SEPARATION ACTIVITIES — TEXTILES & INTERIORS	—	$(62)	$667

On April 30, 2004, the company sold a majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch. In January 2006, the company sold its interest in a Textiles & Interiors equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all of the net assets of Textiles & Interiors.

During 2005, the company sold its investments in three affiliated companies to Koch and its investment in a fourth affiliated company to its equity partner. The divestiture activities resulted in a net benefit of $62 million and the transfer of the company’s interest in the affiliates to Koch resulted in a gain of $35 million. The sale of two of these affiliates had been delayed until the company received approval from its equity partners. Although the transfer of these affiliates completed the sale to Koch, the company will have significant continuing involvement with INVISTA as a result of long-term purchase and supply contracts and a long-term contract manufacturing agreement in which INVISTA will manufacture and supply certain products for the company. In addition, the company indemnified Koch against certain liabilities, primarily related to taxes, legal matters, environmental matters and representations and warranties (see Note 20 to the Consolidated

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Financial Statements). The company’s total indemnification obligation for the majority of the representations and warranties can not exceed approximately $1.4 billion. The company also recorded a gain of $29 million in 2005 related to the sale of the company’s investment in another equity affiliate and $2 million of other charges associated with the separation. Net cash proceeds from these transactions totaled $135 million. See Note 6 to the Consolidated Financial Statements for information regarding the charges that were recorded in 2004.

(Dollars in millions)	2006	2005	2004
PROVISION FOR (BENEFIT FROM) INCOME TAXES	$196	$1,470	$(329)
Effective income tax rate	5.9%	41.3%	(22.8)%

In 2006, the company recorded a tax provision of $196 million which included a benefit of $272 million related to tax settlements and a $186 million benefit for reversal of tax valuation allowances related to the net deferred tax assets of certain foreign subsidiaries due to the sustained improved business performance in these subsidiaries. These tax benefits were offset by net tax expense in other operating results (see note 7 to the Company’s Consolidated Financial Statements).

In 2005, the company recorded a tax provision of $1,470 million which included $483 million of tax expense on exchange gains associated with the company’s policy of hedging the foreign currency denominated monetary assets and liabilities of its operations and $292 million of tax expense related to the repatriation of $9.1 billion under The American Jobs Creation Act of 2004 (AJCA). AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations provided that repatriated cash from such accumulated earnings is reinvested in the U.S. pursuant to a domestic reinvestment plan.

In 2004, the company recorded significant tax benefits which principally included $360 million on exchange losses in connection with the company’s foreign currency hedging program, $320 million related to the separation of Textiles & Interiors, $160 million primarily related to agreement on certain prior year audit issues previously reserved and $137 million resulting from recording deferred tax assets in two European subsidiaries for tax basis investment losses recognized on local tax returns. These tax benefits were partly offset by net tax expense on other operating results.

The company’s current estimate of the 2007 effective income tax rate is about 27 percent, excluding tax effects of exchange gains and losses which cannot be reasonably estimated at this time. See Note 7 to the Consolidated Financial Statements for additional detail on items that significantly impact the company’s effective tax rates. In the past three years, these items have generally included a lower effective tax rate on international operations, tax settlements and valuation allowance releases.

(Dollars in millions)	2006	2005	2004
MINORITY INTERESTS IN EARNINGS (LOSSES) OF CONSOLIDATED SUBSIDIARIES	$(15)	$37	$(9)

Minority interests in losses of consolidated subsidiaries in 2006 reflects losses incurred by Solae, primarily as a result of restructuring charges, and the absence of minority interests in DDE. Minority interests in earnings of consolidated subsidiaries in 2005 reflects earnings in the first half of 2005 for DDE and the absence of minority interests in subsidiaries transferred to Koch. Minority interests in losses of consolidated subsidiaries in 2004 reflect the consolidation of DDE as a Variable Interest Entity (VIE) in April 2004.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2006	2005	2004
NET INCOME	$3,148	$2,056	$1,780

2006 versus 2005  Net income for 2006 increased 53 percent versus 2005, reflecting higher selling prices, higher sales volumes, lower fixed costs and an increase in other income, partly offset by higher raw material costs. Selling prices increased year over year in each quarter of 2006 and were higher for each region for the full year. Net income also includes benefits from tax settlements, reversals of tax valuation allowances and insurance recoveries. These benefits were partly offset by charges for restructuring and asset impairments. 2005 results include significant hurricane related charges as well as tax expenses associated with the repatriation of cash under AJCA. Earnings per share were $3.38 in 2006 versus $2.07 in 2005, a 63 percent increase. This increase includes a 10 percentage point benefit from lower shares outstanding resulting from shares purchased by the company under its accelerated share repurchase program.

2005 versus 2004  Net income for 2005 increased 16 percent over 2004. 2005 Net income reflects higher selling prices which essentially offset record increases in raw material costs and higher fixed costs. In addition, 2005 results include significant hurricane related charges as well as tax expenses associated with the repatriation of cash under the AJCA. In contrast, 2004 results were adversely affected by even greater charges resulting from a corporate restructuring program, losses on the separation of Textiles & Interiors and charges for certain elastomers antitrust matters and litigation related to PFOA. Earnings per share were $2.07 in 2005 versus $1.77 in 2004, a 17 percent increase. This includes a 2 percentage point benefit in 2006 from lower shares outstanding resulting from the accelerated share repurchase program.

Corporate Outlook

Overall, economic conditions are expected to be less favorable in 2007 than in 2006, with growth expected to slow in every region of the world. Gross Domestic Product (GDP) growth in developed countries is forecast to slow to below-trend rates, while growth in the developing world will be near trend with about 5 percent growth in South America to 9 percent in China. Global industrial production, which is considered a reliable indicator of demand for the company’s products and services, is forecast to expand about 3 percent in 2007 versus about 4.5 percent in 2006 and will exhibit a regional trend similar to GDP. Sales volume is expected to be up across the growth platforms, with the largest increases in Electronic & Communication Technologies, Safety & Protection and Agriculture & Nutrition. The 2007 average value of the U.S. dollar is forecast to be slightly weaker than the 2006 average. This should have a beneficial impact on sales and income from operations outside of the U.S. and increase demand for the company’s exported products. Raw material costs are expected to remain relatively consistent with 2006. While prices for both oil and natural gas moderated somewhat during the second half of 2006, futures markets indicate increases in both during 2007 averaging somewhat higher than 2006 prices. Fixed costs as a percent of sales are expected to be lower than in 2006, reflecting the company’s continued strong productivity efforts. Other income is forecast to be lower in 2007 reflecting reduced income from Pharmaceuticals and lower licensing income in Agriculture & Nutrition. Based on these expectations, management estimates that earnings per share will be about $3.15 in 2007, with Net sales of about $29 billion.

Accounting Standards Issued Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be adopted by the company on January 1, 2007. Prior to the adoption of FIN 48, the company used a

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

different measurement attribute to account for uncertainty in income taxes. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will decrease the liabilities accrued for uncertainty in income taxes at December 31, 2006, by $100 million to $125 million with a corresponding increase in reinvested earnings at January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements,” which addresses how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles in the U.S. (GAAP). The standard’s provisions will be applied to existing accounting measurements and related disclosures, that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively and the company is currently evaluating the impact of adoption on its consolidated financial statements.

Critical Accounting Estimates

The company’s significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. Management believes that the application of these policies on a consistent basis enables the company to provide the users of the financial statements with useful and reliable information about the company’s operating results and financial condition.

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, pension and other postretirement benefit obligations, income taxes, restructuring reserves, environmental matters and litigation. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of the company’s accounting policies which could have a material effect on the company’s financial position, liquidity or results of operations.

Pension and Other Postretirement Benefits

Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company’s pension and other postretirement benefit plans. Management reviews these two key assumptions at least annually. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan obligations or the applicable plan assets, the excess is amortized over the average remaining working life of current employees.

About 80 percent of the company’s benefit obligation for pensions and essentially all of the company’s other postretirement benefit obligations are attributable to the benefit plans in the U.S. The company utilizes published long-term high quality bond indices to determine the discount rate at the balance sheet date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than their fair value. Accordingly, there tends to be a lag in recognition of changes in market valuation. As a result, changes in the fair market value of assets are not immediately reflected in the company’s calculation of net pension cost. The following table shows the market-related value and fair market value of plan assets for the principal U.S. pension plan.

(Dollars in billions)	2006	2005
Market-related value of assets	$17.5	$15.9
Fair market value of plan assets	18.3	16.6

For other plans, pension expense is typically determined using the fair value of assets. The fair value of assets in all pension plans was $22 billion at December 31, 2006, and the related projected benefit obligations were $23 billion. In addition, obligations under the company’s unfunded other postretirement benefit plans were $4 billion at December 31, 2006.

The following table highlights the potential impact on the company’s pretax earnings due to changes in certain key assumptions with respect to the company’s pension and other postretirement benefit plans, based on assets and liabilities at December 31, 2006:

	1/2 Percentage	1/2 Percentage
(Dollars in millions)	Point Increase	Point Decrease
Discount rate	$78	$(89)
Expected rate of return on plan pension assets	103	(103)

Additional information with respect to pension and other postretirement employee expenses, liabilities and assumptions is discussed under “Long-Term Employee Benefits” beginning on page 47.

Environmental Matters

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company’s estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites and the number of and financial viability of other PRPs. The company has recorded a liability of $349 million on the Consolidated Balance Sheet as of December 31, 2006; these accrued liabilities exclude claims against third parties and are not discounted.

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

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations and could, among other things, impose liability on the company for cleaning up the damage resulting from company-generated waste disposal. Over the next two decades, the company could incur significant costs under both CERCLA and RCRA.

Remediation activities vary substantially in duration and cost from site to site. These activities and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs. Therefore, it is difficult to develop accurate estimates of future site remediation costs.

Legal Contingencies

The company’s results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims. The company records reserves for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these reserves to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. Considerable judgment is required in determining whether to establish a litigation reserve when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 20 to the Consolidated Financial Statements.

Income Taxes

The breadth of the company’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits. The resolution of these uncertainties may result in adjustments to the company’s tax assets and tax liabilities.

Deferred income taxes result from differences between the financial and tax basis of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in evaluating the need for and magnitude of appropriate valuation allowances against deferred tax assets. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. For example, changes in facts and circumstances that alter the probability that the company will realize deferred tax assets could result in recording a valuation allowance, thereby reducing the deferred tax asset and generating a deferred tax expense in the relevant period. In some situations these changes could be material.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

At December 31, 2006, the company had a net deferred tax asset balance of $1,778 million, net of valuation allowance of $1,259 million. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

Valuation of Assets

Assessment of the potential impairment of property, plant and equipment, goodwill, other purchased intangible assets and investments in affiliates is an integral part of the company’s normal ongoing review of operations. Testing for potential impairment of long-lived assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the company’s businesses operate and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Information with respect to the company’s significant accounting policies on long-lived assets is included in Note 1 to the Consolidated Financial Statements.

Segment Reviews

Segment sales include transfers and a pro rata share of equity affiliates’ sales. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. A reconciliation of segment sales to consolidated Net sales and segment PTOI to Income before income taxes and minority interests for 2006, 2005 and 2004 is included in Note 27 to the Consolidated Financial Statements.

AGRICULTURE & NUTRITION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$6.3	$507
2005	6.4	862
2004	6.2	769

Agriculture & Nutrition leverages the company’s technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply. Global land area that can be used in agricultural production is increasingly limited. Therefore, increases in production will need to be achieved principally through improving crop yields and productivity rather than through increases in planted acreage. Agriculture & Nutrition delivers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. The segment operates across the food value chain from inputs for production agriculture to global production and distribution of soy-based food ingredients, food quality diagnostic testing equipment and services and liquid food packaging systems. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior germplasm and the effective use of insecticides, herbicides and fungicides.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Agriculture & Nutrition includes the company’s wholly owned subsidiary, Pioneer, which is also the world’s leading seed brand and a world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and soybean seed. In 2006, farmers in North America continued to demonstrate a preference for corn hybrids containing biotechnology traits and Pioneer had limited supplies of these products. As a result, corn market share in North America declined slightly. In soybeans, Pioneer increased market share in key segments supported by strong product performance. Pioneer benefited from the global launch of 22 new soybean varieties and 90 new Pioneer® brand corn hybrids that include new combinations of corn borer, corn rootworm and weed management traits highlighted by the expansion of the Herculex®1 family of traits.

Agriculture & Nutrition also serves the global production agriculture industry with crop protection products in the grain and specialty crop sectors, forestry and vegetation management. Principal crop protection products are herbicides, fungicides, insect control products and plant growth regulators. Sales of crop protection products declined modestly in 2006, with largest declines in herbicides in North America and Europe and Indoxacarb insecticide in Asia Pacific, but were partially offset by higher sales in Latin America. The segment continued to expand its presence in fruit and vegetable specialty markets and continues to expand product offerings in the professional pest control market.

Additionally, Agriculture & Nutrition operates within the specialty food ingredients market, including soy proteins and lecithins through its majority-owned venture with Bunge Limited, The Solae Company. Sales from these products increased in 2006, primarily due to slightly increased volume and increased prices of soy proteins and lecithins.

In 2006, the segment launched a restructuring plan to increase investment in plant genetics, biotechnology and other growth opportunities while consolidating manufacturing assets, technology centers and marketing strategies in its nutrition and crop protection businesses. The segment recorded a charge of $194 million in the fourth quarter for employee separations and asset impairments associated with this investment and streamlining plan. The plan includes the closure of manufacturing units and the elimination of approximately 1,500 positions. Operating costs savings of approximately $100 million per year will be reinvested into the seed business to increase the speed to market of seed products with next-generation biotech traits (see Note 5 to the Consolidated Financial Statements).

2006 versus 2005  Sales of $6.3 billion were 1 percent lower than last year reflecting slightly lower USD selling prices and volumes. Lower selling prices reflect declines in the crop protection market partially offset by prices for a richer mix in corn and soybean seed. Volume declines were driven by lower corn seed sales in North America, specialty products in India and herbicide sales in North America and Europe, partially offset by increases in the sale of soybeans. 2006 includes some earlier than anticipated seed sales for the 2007 planting season in Europe. The segment continues to invest resources in R&D and introduced approximately 210 new products and product applications during 2006.

2006 PTOI was $507 million versus $862 million, down 41 percent. The decline in 2006 PTOI reflects the charge of $194 million described above. In addition, 2006 PTOI reflects the sales decline and higher production costs across most of the segment, slightly offset by income of $73 million related to technology transfers, licensing agreements and asset sales.

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
1  Registered Trademark of Dow AgroSciences LLC

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Outlook  In 2007, the segment anticipates modest earnings growth through increased Pioneer corn value offerings, including stacked traits and seed treatments in the U.S. and Canada and corn volumes in key international markets. Pioneer also expects continued market share gains in key soybean markets including the U.S., Canada and Brazil. The segment’s introduction of new crop protection products is projected to drive volume gains. Segment margins will be challenged by higher production and raw material costs and continued investments in research, which will drive long-term profitability.

Technology will continue to play an important role for Agriculture & Nutrition. Pioneer will build on their global product offerings with the addition of 21 new soybean varieties and 90 new Pioneer® brand corn hybrids.

COATINGS & COLOR TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$6.3	$795
2005	6.1	528
2004	5.9	698

Coatings & Color Technologies is one of the world’s leading automotive coatings suppliers and the world’s largest manufacturer of titanium dioxide white pigments. Products offered include high performance liquid and powder coatings for automotive OEMs, the automotive aftermarket (known as refinish) and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. The company markets its refinish products using the DuPonttm, Standox®, Spies Hecker® and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end refinish markets, while Nason® is primarily focused on economy coating applications. The segment’s broad line of DuPonttm Ti-Pure® titanium dioxide products, in both slurry and powder form, serve the coatings, plastic and paper industries.

The segment’s titanium tetrachloride business has moved from a startup business to an established, growing venture, shipping product globally. In October, the business publicly announced a $30 million investment in additional titanium tetrachloride facilities at its titanium dioxide plant in Tennessee. When completed in mid-summer 2008, these facilities will supply up to 100 million pounds of high purity titanium tetrachloride annually to Allegheny Titanium’s new titanium metal plant in Utah. The business also launched and began commercial production in 2006 of its own titanium metal powder growth initiative.

The key markets in which Coatings & Color Technologies operates continued to grow in 2006, with more significant growth in the Latin America and Asia Pacific regions. A key driver of the segment’s sales growth in 2006 was the completion of clean-up and repair of damage from Hurricane Katrina at its DeLisle, Mississippi titanium dioxide plant. The facility began a phased in restart in January 2006, returning to full operation by the end of the second quarter. During 2006, the segment was able to return the DeLisle plant back to full operations and regain market share lost during the hurricane related outage in 2005. Global demand for titanium dioxide white pigment was strong in 2006 with global market volumes up about 5 percent from 2005.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Sales for refinish products grew in all regions, most notably in the U.S., Europe and Latin America. While the OEM market realized growth in Latin America and Asia Pacific, it was more than offset by declines in the U.S., Canada and Europe. This reflects the flat or lower 2006 North American and European builds of automobiles and light trucks. Powder coatings sales grew in all regions, more significantly in Asia Pacific, U.S. and Europe, while demand in Latin America showed improvement. Worldwide sales in electrical insulation and metal coatings markets continued to improve.

2006 versus 2005  Sales of $6.3 billion were up 4 percent, reflecting about 2 percent higher USD selling prices for the segment. An additional 2 percent increase from volume was primarily realized in the pigments business, reflecting strong global demand as well as the first quarter startup of the DeLisle plant following Hurricane Katrina. Higher selling prices reflect concerted efforts within the segment to increase prices for the majority of its products as part of its efforts to offset the impact of higher raw material costs and the impact of lower global OEM automotive volumes. During the year approximately 390 new products and product applications were introduced.

PTOI in 2006 of $795 million increased from $528 million in the prior year. Lower fixed costs in both years and higher volumes in pigments contributed to the improved 2006 earnings. PTOI in 2006 includes a net charge of $132 million for restructuring and $30 million primarily for accelerated depreciation related to the transformation plan that was initiated in first quarter 2006 (see Note 5 to the Consolidated Financial Statements). 2006 PTOI also includes $142 million in insurance proceeds, primarily related to the hurricane damages suffered in 2005. 2005 PTOI included charges of $116 million related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by hurricanes.

2005 versus 2004  Sales of $6.1 billion were up 3 percent, reflecting 6 percent higher USD selling prices, partly offset by 3 percent lower volumes. Higher selling prices reflect concerted efforts within the segment to increase prices for the majority of its products as part of its efforts to offset the impact of higher raw material costs. Sales volumes were lower due to the DeLisle plant outage and the impact of lower global OEM automotive volumes. During the year approximately 360 new products and product applications were introduced.

PTOI in 2005 of $528 million decreased from $698 million in the prior year. Higher raw material costs and lower sales volumes negatively affected 2005 earnings. PTOI in 2005 includes a $116 million hurricane charge while 2004 included charges of $96 million for employee separation costs and an automotive refinish litigation settlement.

Outlook  The segment expects sales in 2007 to increase slightly, while taking actions to reduce costs and improve profitability. Industry demand for titanium dioxide is expected to moderate in 2007, in line with more moderate global economic growth of about 2 percent. Competitive conditions in the global coatings industry will continue to provide a challenging operating environment in 2007. Modest growth is expected for refinish markets in mature economies while strong growth is expected to continue in emerging markets. Profitability of coatings sold to automotive OEM producers is highly dependent upon volume at specific plants the company services. North American and European 2007 automotive builds are expected to be essentially flat with 2006 levels, with moderate growth in Asia Pacific.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

ELECTRONIC & COMMUNICATION TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$3.8	$589
2005	3.7	571
2004	3.4	212

Electronic & Communication Technologies provides a broad range of advanced materials for the electronics industry, flexographic printing and color communication systems and a wide range of fluoropolymer and fluorochemical products. The segment also continues to pursue development activities related to displays and fuel cells.

In the electronics industry, DuPont is a leading supplier of electronic and advanced display materials. The company offers a broad portfolio of ceramic, flexible and rigid organic circuit materials; materials for semiconductor fabrication and packaging; and a wide range of products for advanced displays. The segment’s products enable electronic devices to be more portable with higher functionality. Major product lines include DuPont Kapton® polyimide film, Pyralux® flexible laminates, Fodel® photoimageable thick-film pastes, Riston® dry film photoresists, PlasmaSolve® post-etch residue removers, Solamet conductor compositions for photovoltaic cells and MicroPlanar® slurries for chemical mechanical planarization.

Electronic & Communication Technologies is the market leader in flexographic printing and color communication serving the packaging and commercial printing industries. Its offerings include DuPonttm Cyrel® and Cyrel®FASTtm flexographic printing systems, as well as color communication systems, including DuPonttm WaterProof®, Cromalin® and Dylux®. Cyrel®FASTtm is the only solvent-free thermal flexographic platemaking technology commercially available. This technology is helping to offset the continuing decline in the proofing technology market.

The segment also includes a portfolio of industrial and specialty fluorochemicals and fluoropolymers which are sold into the refrigeration, insulation, aerosol packaging, telecommunications, aerospace, automotive, electronics, chemical processing and housewares industries. As the largest global manufacturer of fluoroproducts, the company’s offerings include DuPonttm Suva® and ISCEON refrigerants, Teflon® and Tefzel® fluoropolymer resins, Autograph® and Teflon® non-stick finishes and Teflon® and Tedlar® fluoropolymer films.

Electronic & Communication Technologies leverages DuPont’s strong materials and technology base to target growth opportunities in electronics, fluoropolymers, fluorochemicals, packaging graphics and ink-jet materials. In semiconductor fabrication, packaging and interconnect, the segment is extending and broadening its portfolio of materials to address critical needs in the industry, e.g., chemical mechanical planarization for semiconductor manufacture, flex circuitry and embedded passives enabling miniaturization. In the rapidly growing market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment is developing new innovative technologies for liquid crystal displays, such as thermal color filters and display films, while continuing to invest in developing materials technologies for organic light-emitting diode (OLED) displays and field emission displays. In fluoropolymers and fluorochemicals, the segment continues to pursue product renewal innovations such as next generation refrigerants, while broadening the scope of applications into high growth areas such as communications cabling and photovoltaics. In packaging graphics, products such as Cyrel®FASTtm have rapidly grown, solidifying the segment’s market leadership position. Also, DuPont is maintaining its leadership position in

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

inks for ink-jet printing while continuing to pursue exciting new opportunities within Artistritm digital textile printing offerings.

2006 versus 2005  Sales of $3.8 billion increased about 4 percent over 2005, reflecting 2 percent higher USD prices coupled with a 2 percent improvement in volume. Price improvements reflect higher metals prices primarily for Micro Circuit Materials. Higher volumes reflect increased demand for fluoroproducts and electronic materials. Sales growth was strongest outside the U.S. During the year, approximately 190 new products & product applications were introduced.

PTOI in 2006 was $589 million versus $571 million in 2005. Earnings growth in 2006 resulted from improved volume, modest pricing improvement and continued productivity gains. 2005 included a gain of $48 million on the sale of the company’s remaining interest in DuPont Photomasks, Inc.

2005 versus 2004  Sales of $3.7 billion increased about 7 percent, on 6 percent higher USD prices and a 1 percent improvement in volume. Price improvements reflect higher prices, primarily for fluorochemicals. Higher volumes reflect increased demand primarily for fluoroproducts and electronic materials partly offset by the divestiture of the remaining interest in DuPont Photomasks, Inc. Sales growth was strongest outside the U.S. During the year, approximately 220 new products and product applications were introduced.

PTOI in 2005 was $571 million, which included a gain of $48 million on the sale of the company’s remaining interest in DuPont Photomasks, Inc. versus $212 million in the prior year. 2004 included net charges of $108 million for PFOA matters (see Note 20 to the Consolidated Financial Statements) and $67 million for employee separation costs and asset impairment charges. Earnings growth in 2005 also resulted from improved pricing, modest demand improvement and continued productivity gains.

Outlook  For 2007, the segment expects moderate sales growth with gains in fluoropolymers, packaging graphics and the impact of higher precious metals prices in electronic materials. PTOI will reflect moderate growth for 2007 versus 2006 as sales growth is offset by higher investments in growth markets and technologies. This segment manufactures products that could be affected by uncertainties associated with PFOA matters. See the discussion on pages 51-53 under the subheading PFOA.

PERFORMANCE MATERIALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$6.9	$627
2005	6.8	523
2004	6.6	295

Performance Materials provides customers with more productive, higher performance polymer materials, systems and solutions to improve the uniqueness, functionality and profitability of their product offerings. Performance Materials delivers a broad polymer-based materials product portfolio, including engineering polymers that are primarily used by customers to fabricate components for mechanical and electrical systems, as well as specialized resins and films used in various packaging and industrial applications. These applications include food packaging, sealants and adhesives, sporting goods and interlayers for laminated safety glass. Key brands include DuPonttm Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Surlyn® resins, SentryGlas® Plus and Butacite® laminate interlayers, Mylar® and Melinex® polyester films, Kalrez® perfluoroelastomer and Viton® fluoroelastomers.

The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, electronics, packaging, construction and consumer durable goods.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The segment’s core competency is applied materials science, focusing on substituting traditional materials with new materials that offer advantages such as performance, durability, aesthetics and weight reduction. New applications and processing materials into innovative parts and systems are also areas of focus. A recent example of this core innovation capability is SentryGlas® Expressionstm, which links DuPonttm polymer materials with ink jet technologies to develop specialty decorative interlayers for architectural applications.

On June 30, 2005, DuPont completed a transaction with Dow related to DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture. Dow acquired from DDE certain assets related to the Engage®, Nordel® and Tyrin® businesses. Upon the completion of this transaction, the remaining elastomers business became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC. In response to a long-term declining demand for the polychloroprene products and the anticipated capital investment requirements at the Louisville, Kentucky facility, the company now plans to consolidate production at its upgraded LaPlace, Louisiana, facility by the end of 2007 at which time neoprene production will cease at the Louisville site. In 2005, the company recorded a restructuring charge of $34 million, reflecting severance and related costs for approximately 275 employees. Annual cost reductions related to ceasing neoprene production at Louisville and consolidating production at LaPlace are expected to offset reduced revenue related to declining demand. Cash payouts of $25 million are largely expected to be paid in 2008.

2006 versus 2005  Sales of $6.9 billion were 2 percent higher than 2005 reflecting 3 percent higher USD selling prices, partly offset by 1 percent lower volume. Sales volume reflects the year over year impact of the businesses transferred to Dow at June 30, 2005. Excluding from 2005 the sales related to assets transferred to Dow ($386 million), sales volumes were up reflecting stronger business environment in Asia and Europe and the recovery from the segment’s business interruption due to the 2005 hurricanes. During 2006, the segment introduced approximately 160 new products and product applications.

PTOI in 2006 was $627 million compared to $523 million in 2005. PTOI in 2006 includes a $27 million impairment charge and reflects increased selling prices and aggressive cost controls that reduced fixed costs. 2005 PTOI of $523 million included a $17 million hurricane charge, $47 million in operating income related to certain DDE assets sold, a $25 million gain on sale of these DDE assets and a charge of $34 million related to the planned consolidation of the company’s neoprene operations at its LaPlace, Louisiana facility.

2005 versus 2004  Sales of $6.8 billion were 2 percent higher than 2004, reflecting 8 percent higher USD selling prices, partly offset by 6 percent lower sales volumes. Sales volumes declined due to the business interruption caused by the hurricanes, the aforementioned change in the elastomers business and exiting the DMT business, pricing actions to improve mix and margins and lower demand from markets tied to motor vehicle production in the U.S. and Europe.

Excluding sales from the businesses transferred to Dow of $386 million and $536 million from the years 2005 and 2004, respectively, segment sales were up 4 percent, reflecting 8 percent higher USD selling prices and 4 percent lower volume. During 2005, approximately 180 new products and product applications were introduced.

PTOI was $523 million compared to $295 million in 2004. 2005 PTOI includes $47 million in operating income related to certain elastomers assets sold and a $25 million gain on the sale of these assets. 2005 PTOI also reflects a charge of $17 million related to hurricane damage and a $34 million charge related to the aforementioned plans for the Louisville and LaPlace sites. In 2005, higher selling prices partly offset substantial increases in raw materials costs and the impact of the Hurricanes on supply and production. 2004 PTOI includes $268 million in elastomers antitrust litigation charges (see Note 20 to the Consolidated Financial Statements) and $67 million in employee separation activities and asset impairment charges.

Outlook  North American and European 2007 automotive builds are expected to be essentially flat as compared to 2006 levels, with moderate growth in Asia Pacific. However, the half year pattern is expected to be the reverse of 2006 with higher production in the second half of 2007. Global packaging market growth is

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

expected to remain at current levels. The residential construction market in North America is expected to be softer than 2006 and it is anticipated that the electrical and electronics markets will continue to improve. Performance Materials expects to realize continued revenue growth in 2007. PTOI is expected to increase, benefiting from higher revenue, price increases, improved fixed cost performance and customer-driven innovations for products and processes. The level of earnings improvements in 2007 will depend on offsetting the continued high intermediate feedstock costs with price increases and further productivity gains.

PHARMACEUTICALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$—	$819
2005	—	751
2004	—	681

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These drugs were discovered by DuPont and developed in collaboration with Merck and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receives royalties and net proceeds as outlined in these licenses and related agreements. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

In September 2002, the U.S. Food & Drug Administration (FDA) approved Cozaar® to reduce the rate of progression of nephropathy (kidney disease) in Type 2 diabetic patients with hypertension and nephropathy (hereafter referred to as the RENAAL study). Through 2005, approvals based on the RENAAL study have been granted in 60 countries, with further approvals pending.

The Losartan Intervention For Endpoint reduction in hypertension study (LIFE) results were reported and published in March 2002 at the annual meeting of the American College of Cardiology. The study found that use of Cozaar® significantly reduced the combined risk of cardiovascular death, heart attack and stroke in patients with hypertension and left ventricular hypertrophy (LVH) compared to the beta-blocker atenolol. In March 2003, the FDA approved Cozaar® as the first and only hypertensive medicine to reduce the risk of stroke in patients with hypertension and LVH. In total, 64 countries have granted regulatory licenses to Cozaar® based on the LIFE study. In 2005, the FDA approved Hyzaar® to reduce the risk of stroke based on the LIFE study.

The FDA granted a new indication for Hyzaar® in 2004 for use in patients with severe hypertension. This fixed dose combination is not indicated for initial therapy of hypertension, except when the hypertension is severe enough that the value of achieving prompt blood pressure control exceeds the risk of initiating combination therapy in these patients. In November 2006, Canada granted a new indication for Hyzaar® use in severe hypertension. The indication is identical to that in the U.S.

In October 2005, Hyzaar® 100-12.5 mg tablets were introduced offering a new treatment alternative for doctors with patients whose blood pressure is not adequately controlled by Cozaar® 100 mg alone. A total of 13 countries have granted approval and more are pending.

Preminent®, trademark for losartan 50mg and hydrochlorothiazide 12.5mg in Japan, received marketing authorization in October of 2006. Preminent® is the first AIIA combination product to be commercialized in Japan.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

SAFETY & PROTECTION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	$5.6	$1,080
2005	5.2	982
2004	4.7	837

Safety & Protection satisfies the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands such as Kevlar®, Tyvek® and Nomex®, Safety & Protection has built a unique presence in the marketplace since its inception in 2002.

The segment serves a large number of customers in markets that range from construction, transportation, communications, industrial chemicals, oil and gas, automotive, power and manufacturing to defense, homeland security and safety consulting. In addition to serving its existing customer base, the segment is investing in the future by going where the growth is. Its growth initiatives respond to critical needs, making people safer at home and at work; assisting the government, military and law enforcement; and preserving and protecting the environment. These initiatives include building innovations, personal protection, cleaning and disinfection solutions, government solutions, environmental solutions and safety consulting services.

In 2006, disease preparedness and emergency response continued to be high priorities. The introduction of the DuPonttm Personal Biosecurity Kit, DuPonttm Workplace Biosecurity Kit and DuPonttm Biosecurity Kit for the Farm reflects an integrated systems approach to help prevent the spread of disease in humans and animals in the event of an avian flu pandemic. This multi-level methodology incorporates special protective apparel, clean and disinfect chemicals and safety management solutions.

Products, including Kevlar® and Nomex®, provide weight savings, strength and durability as well as help meet stringent safety standards. Kevlar®, Nomex® and Tyvek® continue to hold strong positions in the personal and life protection markets due to the strong demand for military and law enforcement body armor and for personal protective gear in the oil and gas industry and in emerging regions. These include solutions for emergency response, military, law enforcement and firefighting apparel, given the ongoing concerns about homeland security. Global demand for products that prevent disease and improve productivity in the food, health care and industrial markets continue to create growth opportunities for the segment’s clean and disinfect offerings.

Refinery Solutions business has made steady progress toward its goal of becoming the leading global provider of fully integrated environmental solutions, including air and water, for refineries and associated industries.

Through Building Innovations, Safety & Protection continued to strengthen and enhance the building envelope and building interiors. New product launches are a key business driver; in 2006, Building Innovations launched DuPonttm Tyvek® weatherization systems. This product improves comfort, emergency efficiency, air quality and protection from the elements. The business is also positioning itself to take advantage of substantial growth opportunities in China, India and Eastern Europe and focusing more on commercial construction and remodeling markets to make up for the slowdown in U.S. residential construction.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

DuPont Safety Resources continued to help organizations worldwide reduce workplace injuries and fatalities while gaining sustainable improvement in operating costs, productivity and quality. DuPont is a leader in this consulting field, selling materials and consulting. It operates within a range of business models, including sharing of client gains due to lower injury/workman’s compensation claims.

Initiated by DuPont in 2005, the World Safety Declaration, the first-ever agreement by industry to improve workplace safety globally, continues to attract attention around the world. In 2006, 11 Chinese companies and organizations made a public, global commitment to safety by signing the declaration, bringing the total number of charter signers to 45.

2006 versus 2005  Sales of $5.6 billion were up 7 percent due to 5 percent higher USD prices and 2 percent higher volumes. All businesses in the platform grew sales year over year with the strongest growth in chemical solutions and aramids. Segment sales experienced slower U.S. growth as a result of shifts in demand for construction, but were offset by higher sales growth in other regions, especially emerging regions. During 2006, approximately 170 new products and product applications were introduced.

PTOI in 2006 was $1,080 million, up 10 percent from $982 million in the prior year. The increase in PTOI reflects pricing gains and tight fixed cost control. 2006 PTOI includes a $47 million asset impairment charge related to an industrial chemical asset held for sale, partially offset by a $33 million benefit from insurance proceeds. 2005 PTOI includes a charge of $27 million related to hurricane costs and a $31 million gain from the sale of a non-core asset.

2005 versus 2004  Sales of $5.2 billion were up 11 percent, due to 6 percent higher USD selling prices and 5 percent higher volumes. The segment’s aramids fibers and safety consulting offerings primarily drove revenue growth. Segment sales were negatively affected during the last four months of the year by the Hurricanes, particularly in the aniline and acrylonitrile product lines. The Latin America and Asia Pacific regions experienced higher-than-average sales growth in 2005. During the year, approximately 200 new products and product applications were introduced.

PTOI in 2005 was $982 million, up 17 percent from $837 million in the prior year. 2005 includes a charge of $27 million related to hurricane costs and a $31 million gain from the sale of a non-core asset. This net benefit, along with strong earnings growth from aramid fibers and safety consulting helped increase the segment’s PTOI. Pricing momentum continued within the segment during 2005, but was offset by higher raw material and transportation costs. 2004 includes charges of $70 million for employee separation activities and the impairment of certain European manufacturing assets.

Outlook  Safety & Protection will continue to drive growth in its product lines globally with the strength of its brands. U.S. and global demand for aramids is expected to remain strong. Continued U.S. and local level homeland security funding is expected during 2007 and will support growth in personal protective systems. The personal protection, medical packaging and medical fabrics market segments are expected to grow during the year. Volume growth in U.S. residential markets will continue to be lower than 2006, but mitigated by continued healthy growth in commercial, remodel markets and non-U.S. residential. Overall, Safety & Protection expects continued revenue growth and moderate earnings growth in 2007 based on continued market penetration, the introduction of new products and technologies and continued investment in its growth initiatives.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

TEXTILES & INTERIORS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2006	N/A	N/A
2005	N/A	N/A
2004	$3.3	$(515)

On April 30, 2004, the company sold the majority of the net assets of Textiles & Interiors (INVISTA) to subsidiaries of Koch, Inc. (Koch) for $3,844 million, except for the transfer of certain equity affiliates, pending the approval of equity partners. Beginning in 2005, financial transactions related to the remaining assets of Textiles & Interiors are reported in Other.

OTHER

The company combines the results of its developmental and nonaligned businesses under Other. Developmental businesses include bio-based materials and other growth initiatives. DuPont bio-based materials is focused on the development of biotechnology solutions using biology, chemistry, materials science and engineering in an integrated fashion to serve our customers. Specific growth projects across the company globally are consolidated within bio-based materials to capitalize on the market opportunities and technology needs in this high-growth industry, including crop-based products and technologies, the biorefinery initiative with the U.S. Department of Energy and metabolic engineering capability to manufacture biofuels.

DuPont partnered with Tate & Lyle PLC to produce 1,3-propanediol (Bio-PDOtm), the key building block for DuPonttm Sorona® polymer, using a proprietary fermentation and purification process based on corn sugar. This bio-based method uses 40 percent less energy and reduces greenhouse gas emissions by 20 percent versus petroleum-based propanediol. The first commercial-scale plant to manufacture Bio-PDOtm began production in November 2006, marking the beginning of commercial availability of the company’s bio-based pipeline.

Nonaligned businesses includes activities and costs associated with Benlate® fungicide and other discontinued businesses and, since January 2005, activities related to the remaining assets of Textiles & Interiors. In 2005, the company completed the transfer of three equity affiliates to Koch and sold its interest in another equity affiliate. In January 2006, the company completed the sale of its interest in an equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all the net assets of Textiles & Interiors. Additional details regarding Textiles & Interiors are contained in Note 6 to the Consolidated Financial Statements. In the aggregate, sales in Other for 2006, 2005 and 2004 represent less than 1 percent of total segment sales.

PTOI in 2006 was a loss of $134 million compared to a loss of $78 million in 2005. The losses in 2006 are reflective of the concentration of activities in bio-based materials. PTOI in 2005 included a net gain of $62 million related to the disposition of equity affiliates, primarily associated with the Textiles & Interiors separation.

PTOI in 2005 was a loss of $78 million compared to a loss of $242 million in 2004. The improvement in 2005 reflects the gain relating to the disposition of four equity affiliates. The 2004 loss includes $94 million for employee separation activities, a $29 million charge to write off abandoned technology and a $20 million benefit from insurance proceeds related to Benlate® litigation.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources

The company’s liquidity needs can be met through a variety of independent sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s relatively low long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets.

Management considers its strong liquidity, financial position and flexibility to be a competitive advantage. This advantage is based on strong business operating cash flows over an economic cycle and a commitment to cash discipline regarding working capital, capital expenditures and acquisitions. Pursuant to its cash discipline policy, the company seeks first, to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and Marketable debt securities balances of $1.9 billion as of December 31, 2006, provide primary liquidity to support all short-term obligations. Secondary liquidity, sufficient to meet upcoming debt maturities, comes from excellent access to capital markets and strong cash flow generation. Management believes that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $3.5 billion in “same day” credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.

In October 2005, Standard & Poor’s (S&P), Moody’s Investors Service (Moody’s) and Fitch Ratings (Fitch) downgraded the company’s long-term debt credit rating following the company’s announced $5 billion share buyback program. Management expected the revision and it had minimal impact on the company’s borrowing costs and ability to access capital markets. The credit rating agencies left the company’s short-term credit ratings at or near the highest rating levels. The company’s long-term (LT) and short-term (ST) rating history at year end over the last three years follows:

	2006	2005	2004
	LT/ST/Outlook	LT/ST/Outlook	LT/ST/Outlook

S&P	A/A-1/Stable	A/A-1/Stable	AA-/A-1+/Negative
Moody’s	A2/P-1/Negative	A2/P-1/Negative	Aa3/P-1/Stable
Fitch	A/F1/Stable	A/F1/Stable	AA-/F1+/Stable

(Dollars in millions)	2006	2005	2004
Cash provided by operating activities	$3,736	$2,542	$3,231

The company’s Cash provided by operating activities was $3.7 billion in 2006, a $1.2 billion increase from the $2.5 billion generated in 2005. The increase is primarily due to higher net income in 2006 and a reduction in contributions made to pension plans, partially offset by the timing of tax payments. Working capital productivity measures of days sales outstanding and inventory days supply were essentially flat in 2006 versus 2005, while days payable outstanding slightly decreased.

The company’s Cash provided by operating activities was $2.5 billion in 2005, a $689 million decrease from the $3.2 billion generated in 2004. The year-over-year decrease principally reflects higher contributions to pension plans, primarily a $1 billion contribution to the principal U.S. pension plan. Changes in accounts receivable and inventories were modest. Working capital productivity measures of days sales outstanding, inventory days supply and days payable outstanding in 2005 were essentially flat versus 2004.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2006	2005	2004
Cash (used for) provided by investing activities	$(1,345)	$(602)	$1,936

In 2006, Cash used for investing activities totaled $1.3 billion compared to the $602 million used in 2005. The increase reflects higher purchases of property, plant and equipment and lower proceeds from the sale of assets. In addition, the settlement of forward exchange contracts issued to hedge the company’s net exposure, by currency, related to monetary assets and liabilities resulted in the receipt of $45 million in 2006 versus the receipt of $653 million in 2005. These settlements were largely offset by revaluation of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statement of Cash Flows. Purchases of plant, property and equipment in 2006 totaled $1.5 billion.

In 2005, cash was used for investing activities totaling $602 million compared to investing activities that provided cash of $1.9 billion in 2004. The primary difference was related to proceeds from the sale of assets, which were $312 million in 2005 compared to $3.9 billion in 2004, the latter related principally to the sale of INVISTA (see Notes 6 and 24 to the Consolidated Financial Statements). In addition, in 2005, the settlement of forward exchange contracts issued to hedge the company’s net exposure, by currency, related to monetary assets and liabilities resulted in the receipt of $653 million versus cash payments of $509 million in 2004. The cash inflow in 2005 was primarily related to the stronger USD while the payments in 2004 were primarily attributable to the weaker USD. These settlements were largely offset by revaluations of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statements of Cash Flows. Purchases of plant, property and equipment in 2005 totaled $1.3 billion, including $70 million to replace plant assets destroyed by the hurricanes.

The company expects 2007 purchases of plant, property and equipment to be modestly higher than 2006 levels.

(Dollars in millions)	2006	2005	2004
Cash used for financing activities	$(2,323)	$(2,851)	$(5,550)

Changes in cash flows related to financing activities are principally related to the company’s borrowings and share repurchase activity. Total debt at December 31, 2006 was $7.5 billion, a $650 million decrease from December 31, 2005. This decrease was primarily due to the repayment of borrowings related to the 2005 AJCA cash repatriation program partially offset by the issuance of $1 billion in 10 and 30 year notes in December 2006.

Total debt at December 31, 2005, was $8.2 billion, an increase of $1.7 billion from December 31, 2004, primarily due to new foreign borrowings to support the AJCA cash repatriation program, the $1 billion contribution to the principal U.S. pension plan and other cash needs, partially offset by domestic debt pay downs from the cash repatriated under the AJCA program.

Dividends paid to common and preferred shareholders were $1.4 billion in 2006, 2005 and 2004. Dividends per share of common stock were $1.48 in 2006, $1.46 in 2005 and $1.40 in 2004. The common dividend declared in the first quarter 2007 was the company’s 410th consecutive dividend since the company’s first dividend in the fourth quarter 1904.

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505 million. During 2006, there were no purchases of stock under this program. As of December 31, 2006 and 2005, the company has purchased

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this plan.

In October 2005, the Board of Directors authorized a $5 billion share buyback plan. On October 27, 2005, the company repurchased 75.7 million shares of its common stock under an accelerated share repurchase agreement and paid $3.0 billion for the repurchase. Upon the conclusion of the agreement in 2006, the company paid $180 million in cash to Goldman, Sachs & Co. to settle the agreement. In addition, the company made open market purchases of its shares for $100 million bringing purchases to date under the $5 billion share buyback plan to about $3.3 billion. The company anticipates completing the remaining $1.7 billion of the program, consistent with its financial discipline principles, by the end of 2007. See Note 21 to the Consolidated Financial Statements for a reconciliation of shares activity and “Certain Derivative Instruments” under “Off Balance Sheet Arrangements” for more information.

Cash, Cash Equivalents and Marketable Debt Securities

Cash and cash equivalents and Marketable debt securities totaled $1.9 billion at December 31, 2006 and 2005, and $3.5 billion at December 31, 2004, respectively. The $1.6 billion decrease in cash from 2004 to 2005 was due mainly to the $3 billion share buyback and debt pay down partially offset by new borrowings to fund the repatriation of $9.1 billion under AJCA and positive net cash flow in several regions.

Debt

Total debt at December 31, 2006 and 2005 was $7.5 billion and $8.2 billion, respectively. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. Management believes that net debt is meaningful because it provides the investor with a more holistic view of the company’s liquidity and debt position since the company’s cash balance is available to meet operating and capital needs, as well as to provide liquidity around the world. Net debt also allows the investor to more easily compare cash flow between periods without adjusting for changes in cash and debt. At December 31, 2006, net debt was $5.6 billion compared to $6.3 billion and $2.9 billion at year-end 2005 and 2004, respectively. The $692 million decrease in net debt from 2005 to 2006 reflects the company’s positive cash flow during 2006. The $3.4 billion increase in net debt from 2004 to 2005 was primarily due to the $3.5 billion share repurchase program in 2005.

The following table reconciles total debt to net debt:

(Dollars in millions)
December 31,	2006	2005	2004
Commercial paper	—	—	$584
Long-term debt due in one year	$1,163	$986	167
Other short-term debt	354	411	185
Total short-term debt	1,517	1,397	936
Long-term debt	6,013	6,783	5,548
Borrowings and capital leases held for sale	—	—	1
Total debt	$7,530	$8,180	$6,485
Cash and cash equivalents	1,814	1,736	3,369
Marketable debt securities	79	115	167
Net debt	$5,637	$6,329	$2,949

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The following table summarizes changes in net debt throughout 2006, 2005 and 2004:

(Dollars in millions)
December 31,	2006	2005	2004
Net debt-beginning of year	$6,329	$2,949	$7,106
Cash provided by continuing operations	(3,736)	(2,542)	(3,231)
Purchases of property, plant & equipment and investments in affiliates	1,563	1,406	1,298
Net payments for businesses acquired	60	206	119
Proceeds from sales of assets	(148)	(312)	(68)
Proceeds from sale of assets-Textiles & Interiors, net of cash sold	—	—	(3,840)
Debt assumed by Koch	—	—	(255)
Forward exchange contract settlements	(45)	(653)	509
Dividends paid to stockholders	1,378	1,439	1,404
Acquisition of treasury stock	280	3,530	457
Effect of exchange rate changes on cash	(10)	722	(404)
Other	(34)	(416)	(146)
Increase (decrease) in net debt	(692)	3,380	(4,157)
Net debt-end of year	$5,637	$6,329	$2,949

Off-Balance Sheet Arrangements

Certain Guarantee Contracts

Indemnifications

The company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures and related business activities prior to the completion of the transactions. The terms of these indemnifications, which typically pertain to environmental, tax and product liabilities, are generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally indeterminable. The carrying amounts recorded for all indemnifications as of December 31, 2006 and 2005 is $105 million and $103 million, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties. The estimated fair value of these obligations of $70 million is included in the indemnifications balance of $105 million at December 31, 2006. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a stand-alone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability-weighted discounted net cash flow models. The company does not believe that these indemnities will have a material impact on the future liquidity of the company (see Note 6 to the Consolidated Financial Statements).

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2006, the company had directly guaranteed $551 million of such obligations, plus $262 million relating to guarantees of obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2006, the liabilities recorded for these obligations were not material.

Existing guarantees for customers and suppliers arose as part of contractual agreements. Existing guarantees for equity affiliates arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has guaranteed certain obligations and liabilities related to divested subsidiaries including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2006, the company has no liabilities recorded for these obligations.

Additional information with respect to the company’s guarantees is included in Note 20 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees should unforeseen circumstances arise.

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

On July 27, 2006, Goldman Sachs completed its purchase of 75.7 million shares of DuPont’s common stock at a volume weighted average price (VWAP) of $41.99 per share. Upon the conclusion of the agreement, the company made a settlement payment to Goldman Sachs of $180 million, which the company elected to pay in cash. The final settlement price was based upon the difference between the VWAP per share for the nine-month period, which ended July 27, 2006, and the purchase price of $39.62 per share. The amount paid to settle the contract was recorded as a reduction to Additional paid-in capital during the third quarter 2006.

Synthetic Leases

At December 31, 2006, the company has one synthetic lease program relating to miscellaneous short-lived equipment valued at approximately $116 million. Lease payments for these assets totaled $58 million in 2006, $51 million in 2005 and $54 million in 2004, and were reported as operating expenses in the Consolidated Income Statement. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheet. Furthermore, the lease payments associated with this program vary based on one month LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $101 million at December 31, 2006.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Contractual Obligations

Information related to the company’s significant contractual obligations is summarized in the following table:

		Payments Due In
	Total at
	December 31,				2012
(Dollars in millions)	2006	2007	2008-2009	2010-2011	and beyond
Long-term and short-term debt[1]	$7,162	$1,163	$2,378	$893	$2,728
Expected cumulative cash requirements for interest payments through maturity	2,737	372	560	301	1,504
Capital leases[1]	16	2	6	2	6
Operating leases	806	294	264	141	107
Purchase obligations[2]
Information technology infrastructure & services	149	62	52	17	18
Raw material obligations	393	192	143	40	18
Research & development agreements	18	12	5	—	1
Utility obligations	424	78	93	67	186
INVISTA-related obligations[3]	660	145	252	175	88
Human resource services	453	20	112	112	209
Other[4]	39	34	3	1	1
Total purchase obligations	2,136	543	660	412	521
Other long-term liabilities[1,5]
Workers’ compensation	70	17	33	10	10
Asset retirement obligations	62	16	24	7	15
Environmental remediation	349	80	110	60	99
Legal settlements	90	28	44	18	—
Other[6]	117	17	24	14	62
Total other long-term liabilities	688	158	235	109	186
Total contractual obligations	$13,545	$2,532	$4,103	$1,858	$5,052

1	Included in the Consolidated Financial Statements.

2	Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum, or variable price provisions; and the approximate timing of the agreement.

3	Includes raw material supply obligations of $526 million and contract manufacturing obligations of $132 million.

4	Primarily represents obligations associated with distribution, health care/benefit administration and other professional and consulting contracts.

5	Pension and other postretirement benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

6	Primarily represents employee-related benefits other than pensions and other postretirement benefits.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations should unforeseen circumstances arise.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Long-Term Employee Benefits

The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company’s earnings and cash flows. These plans are typically defined benefit pension plans and medical, dental and life insurance benefits for pensioners and survivors. About 80 percent of the company’s worldwide benefit obligation for pensions and essentially all of the company’s worldwide benefit obligation for retiree medical, dental and life insurance benefits are attributable to the benefit plans covering substantially all U.S. employees. Pension coverage for employees of the company’s non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension and medical, dental and life insurance benefits.

Benefits under defined benefit pension plans are based primarily on years of service and employees’ pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans’ actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. By law, no contributions are currently required to be made to the principal U.S. pension plan in 2007 and no contributions are currently anticipated. Contributions beyond 2007 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. In 2006, the company contributed $280 million to its pension plans. The company anticipates that it will make approximately $290 million in contributions in 2007 to pension plans other than the principal U.S. pension plan.

The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for single-employer defined benefit pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements become effective for plan years beginning after December 31, 2007. Although significant regulatory guidance will be required prior to its 2008 effective date, the company does not anticipate that the Act will have a material near-term impact on its required contributions.

In August 2006, the company announced major changes to its principal U.S. pension plan and principal savings and investment plan. Covered employees on the rolls as of December 31, 2006 will participate in an enhanced savings plan effective January 1, 2008 and will also accrue additional benefits in the pension plan, but the annual rate of pension accrual will be one-third of the current rate. In addition, company-paid postretirement survivor benefits for these employees will not continue to grow after December 31, 2007. Covered employees hired in the U.S. after December 31, 2006 will participate in the enhanced savings plan, but not in the pension plan. Eligible employees who contribute to the enhanced savings plan will receive a 100 percent company match on the first 6 percent of their savings rate, effectively doubling the current company match percentage, which is 50 percent on the first 6 percent of the employees’ savings rate. In addition to the savings match, the enhanced savings plan will assure a 100 percent employee participation in the plan by means of a company contribution of 3 percent of each employee’s eligible compensation into their account. Further, the definition of eligible compensation has been expanded to be consistent with the definition of the eligible compensation in the pension plan.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As a result of the amendment to the principal U.S. pension plan, the company was required to remeasure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the remeasurement date. Better than expected return on plan assets and a higher discount rate of 6 percent decreased pretax pension expense for 2006 by $72 million. For 2007, the plan amendment is expected to result in a reduction in pension expense of about $40 million. Additional information related to these changes in the plans noted above is included in Note 22 to the Consolidated Financial Statements.

On December 31, 2006, the company adopted SFAS 158 and recorded a $1,555 million after-tax charge to stockholder’s equity primarily due to reclassifying unrecognized losses related to the pension plans. Additional information related to the company’s adoption of SFAS 158 is included in Note 2 to the company’s Consolidated Financial Statements.

Medical, dental and life insurance plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $322 million, $395 million and $435 million for 2006, 2005 and 2004, respectively. This amount is expected to be about $340 million in 2007. Changes in cash requirements during this period reflect higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

The company’s income can be significantly affected by pension benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company’s income over each of the last 3 years was affected by pretax charges and credits related to long-term employee benefits.

(Dollars in millions)	2006	2005	2004
Pension charges	$191	$432	$997
Other postretirement benefit charges (credits)	138	218	(241)
Net charge	$329	$650	$756

These expenses are determined as of the beginning of each year. The decrease in pension expense in 2006 reflects favorable returns on pension assets, plan amendments and changes in discount rates. The decrease in 2006 other postretirement benefit charges principally reflects the favorable medical trends in 2005 and refinements in estimates to reflect the anticipated commencement of the Medicare prescription drug program. The decrease in 2005 pension expense as compared to 2004 is primarily attributable to the absence of $446 million net settlement and curtailment charges recorded in 2004 in connection with the sale of INVISTA. In addition, the lower expense in 2005 reflects favorable returns on pension assets, higher contributions to pension plans and changes in discount rates. The increase in 2005 other postretirement benefit expenses principally reflects the absence of $436 million curtailment gains recognized in 2004 in connection with the sale of INVISTA.

The company’s key assumptions used in calculating its long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 22 to the Consolidated Financial Statements). For 2007, the higher than expected returns on pension assets, the impact of the U.S. plan amendment and changes in demographic and discount rates in 2006 are expected to result in a reduction in pension and other postretirement benefit pretax expenses of about $200 million.

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

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue for the foreseeable future. While these costs may increase in the future, they are not expected to have a material impact on the company’s financial position, liquidity or results of operations.

Pretax environmental expenses charged to current operations totaled $521 million in 2006 compared with $468 million in 2005 and $455 million in 2004. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company’s overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of the environmental expenses in 2006 was $109 million for the operation of water pollution control facilities and $127 million for solid waste management. About 78 percent of total annual environmental expenses resulted from operations in the U.S.

In 2006, DuPont spent approximately $135 million on environmental capital projects either required by law or necessary to meet the company’s internal environmental goals. The company currently estimates expenditures for environmental-related capital projects will total $143 million in 2007. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

The goal of the Toxic Substances Control Act (TSCA) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. In 1998, the EPA challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. The company is sponsoring more than two dozen HPV chemicals under the EPA’s challenge program. An extended HPV program has been initiated by the American Chemistry Council in which DuPont has agreed to sponsor an additional eleven new HPV chemicals listed on the 2002 Inventory Update Rule. Since 2000, the entire chemical industry has spent an estimated $250 million on HPV testing. In anticipation of the HPV challenge program ending, the EPA adopted two new rules under TSCA that require manufacturers to submit certain unpublished health and safety data and production/exposure data for certain HPV chemicals to the EPA.

In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals. This regulatory framework known as REACH will enter into force on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by a Chemical Agency in Finland. The Regulation also calls for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. Management is currently evaluating the impact of the adoption of REACH on its operations and consolidated financial position.

Global climate change is being addressed by the United Nations Framework Convention on Climate Change (the Convention) adopted in 1992. The Kyoto Protocol (the Protocol), adopted in December 1997, is an effort

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

to establish short-term actions under the Convention. The Protocol entered into force in February 2005 in most countries in which DuPont operates. The U.S. has declined to ratify the Protocol. The European Union (EU) has already begun a program to reduce emissions that includes emissions trading system linked to the Protocol. The U.S. continues to pursue a less-restrictive climate policy framework, emphasizing voluntary action. The Protocol establishes significant emission reduction targets for six gases considered to have global warming potential and is driving mandatory reductions in developed nations outside the U.S. DuPont has a stake in a number of these gases-CO2, HFCs and PFCs-and has been voluntarily reducing its emissions of these gases since 1991. DuPont has achieved reductions that are well ahead of the target and timetable of the Protocol. However, the company faces the possibility of country-specific restrictions in several countries where major reductions have not yet been achieved. High energy prices in Europe and the U.S. in recent years are also due, at least in part, to expectations of future emission reduction mandates in the U.S. and the impact of European climate change policies. DuPont is participating in emissions trading in the EU through the regulatory driven Emissions Trading Scheme and in the U.S. through the voluntary Chicago Climate Exchange program. Emission reduction mandates within the U.S. are not expected in the near future, although Congressional proposals for such mandates have been introduced and a number of states are pursuing state-level programs.

DuPont has discovered that very low levels of dioxins (parts per trillion to low parts per billion) and related compounds are inadvertently generated during its titanium dioxide pigment production process. The company has launched an extensive research and process engineering development program to identify the cause of the dioxin generation and to identify process modifications that will eliminate dioxin formation. The programs implemented to date have resulted in reductions of almost 50 percent. In the first half of 2007, DuPont will implement capital projects to achieve the aggressive goals to reduce such dioxin generation by 90 percent by year end 2007. Over 99 percent of the dioxin generated at DuPont’s production plants becomes associated with process solid wastes that are disposed in controlled landfills where public exposure is negligible.

Remediation Expenditures

The RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company’s expenditures associated with RCRA and similar remediation activities were approximately $44 million in 2006, $49 million in 2005, and $43 million in 2004.

From time to time, the company receives requests for information or notices of potential liability from the EPA and state environmental agencies alleging that the company is a PRP under CERCLA or similar state statutes. CERCLA is often referred to as the Superfund and requires companies to undertake certain investigative and research activities at sites where it conducts or once conducted operations or where company generated waste has been disposed. The company has also, on occasion, been engaged in cost recovery litigation initiated by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not company owned, but allegedly contain wastes attributable to the company’s past operations.

As of December 31, 2006, the company had been notified of potential liability under CERCLA or state laws at 390 sites around the U.S., with active remediation under way at 140 of these sites. In addition, the company has resolved its liability at 185 sites, either by completing remedial actions with other PRPs or by participating

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

in “de minimis buyouts” with other PRPs whose waste, like the company’s, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at six new sites during 2006 compared with eight similar notices in 2005 and four in 2004. The company’s expenditures associated with CERCLA and similar state remediation activities were approximately $19 million in 2006, $27 million in 2005, and $27 million in 2004.

For nearly all Superfund sites, the company’s potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to the company versus that attributable to all other PRPs is relatively low. Other PRPs at sites, where the company is a party, typically have the financial strength to meet their obligations and, where they do not, or where PRPs cannot be located, the company’s own share of liability has not materially increased. There are relatively few sites where the company is a major participant and the cost to the company of remediation at those sites and at all CERCLA sites in the aggregate, is not expected to have a material impact on the financial position, liquidity or results of operations of the company.

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $64 million in 2006, $79 million in 2005, and $74 million in 2004.

Remediation Accruals

At December 31, 2006, the Consolidated Balance Sheets included an accrued liability of $349 million compared to $343 million at December 31, 2005. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2006. Of the $349 million accrued liability, approximately 10 percent was reserved for non-U.S. facilities. Approximately 65 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while about 25 percent was attributable to CERCLA liabilities. Remediation accruals of $71 million, $64 million and $58 million were added to the reserve in 2006, 2005 and 2004, respectively.

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

A form of PFOA (perfluorooctanoic acid and its salts, including the ammonium salt) is used as a processing agent to manufacture fluoropolymer resins and dispersions. For over 50 years, DuPont purchased PFOA from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluoropolymer resins and dispersions. PFOA is not used in the manufacturing of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

DuPont Performance Elastomers, LLC (DPE) uses PFOA in its manufacture of Kalrez® perfluoroelastomer parts and certain fluoroelastomers marketed under the Viton® trademark. DPE, a wholly owned subsidiary, is a part of the Performance Materials segment.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA occurs. In 2003, the EPA issued a preliminary risk assessment on PFOA that focuses on the exposure of the U.S. general population to PFOA and possible health effects, including developmental toxicity concerns. On January 12, 2005, the EPA issued a draft risk assessment on PFOA. The draft stated that cancer data for PFOA may be best described as “suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential” under the EPA’s Guidelines for Carcinogen Risk Assessment. Under the Guidelines, the descriptor “suggestive” is typically applied to agents if animal testing finds any evidence that exposure causes tumors in one species of animal.

The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment. On May 31, 2006, the SAB released its report setting forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the EPA’s descriptor of “likely to be carcinogenic” as defined in the Guidelines for Carcinogen Risk Assessment. However, in its report the SAB indicated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. Under the Guidelines the “likely” descriptor is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans. The EPA has acknowledged that it will consider additional data and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report because it is based on animal studies and does not adequately reflect human health data which to date demonstrates no increase in cancer rates known to be associated with PFOA.

In February 2006, a coalition of environmental and labor groups submitted a petition to accelerate the consideration of PFOA under California Proposition 65 which requires the State to publish a list of chemicals known to cause cancer, birth defects or other reproductive harm. The petition was denied during fourth quarter 2006.

The EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA. The EPA has also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA. In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA of 0.5 part per billion (ppb) in drinking water sources in the area around the Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont will conduct a survey and perform sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to install water treatment systems if PFOA levels at or above 0.5 ppb are detected.

Currently, there are no regulatory actions pending that would prohibit the production or use of PFOA. However, there can be no assurance that the EPA or any other regulatory entity will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2006 revenues could be affected by any such regulation or prohibition.

DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address the EPA’s questions. In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

DuPont submitted its baseline reporting data to the EPA on October 31, 2006. The company has refined its Program commitments based on a careful review of the data, the EPA Program guidelines and the state of the technology. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 97 percent by 2007 (which incorporates the substantial achievement of 94 percent reduction as of December 31, 2006 already realized through DuPont’s ongoing reduction program); reducing PFOA content in fluoropolymer dispersions faster and further than the goals set by the Program; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA. DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.

DuPont has developed technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent and is in the process of launching low PFOA dispersion products. In addition, the company started up a new process at its Pascagoula, Mississippi manufacturing site that will reduce PFOA trace levels in fluorotelomer products even further and began to introduce products based on this new technology in late 2006. Recently, the company announced its commitment to eliminate the need to make, buy or use PFOA by 2015. This plan creates an opportunity for the company to leverage its research and development strengths to develop new sustainable technologies and products.

Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date no human health effects are known to be caused by PFOA, even in workers who have significantly higher exposure levels than the general population although study of the chemical continues. DuPont conducted a two-phase employee health study on PFOA at its Washington Works site. Results from the first phase of this study for more than 1,000 workers indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, lipid fractions, e.g. cholesterol, in some of the highest exposed workers. The second phase was a mortality study that involves the examination of all causes of death in more than 6,000 employees who worked at the Washington Works site during its more than fifty years of operation. Based on the observation of a modest increase in some lipid fractions in the study’s first phase, the second phase included a more detailed analysis of heart disease. No overall increase in deaths related to heart disease was found.

DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 20 to the Consolidated Financial Statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments

Derivatives and Other Hedging Instruments

Under procedures and controls established by the company’s Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to hedge its exposure to foreign currency, interest rate and commodity price risks. The counterparties to these contractual arrangements are major financial institutions, petrochemical and petroleum companies and exchanges.

Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, continued

The company hedges foreign currency denominated monetary assets and liabilities, certain business-specific foreign currency exposures and certain energy feedstock purchases. In addition, the company enters into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

Concentration of Credit Risk

Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash, investments, accounts receivable and derivatives.

As part of the company’s risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits on a daily basis. The company has not sustained credit losses from instruments held at financial institutions.

The company maintains cash and cash equivalents, short- and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company’s sales are not materially dependent on a single customer or small group of customers. As of December 31, 2006, no one individual customer balance represents more than 5 percent of the company’s total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company’s global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Foreign Currency Risk

The company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments and cash flows.

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

The following table summarizes the impacts of this program on the company’s results of operations for the years ended December 31, 2006, 2005 and 2004.

(Dollars in millions)	2006	2005	2004
Pretax exchange (loss)/gain	$(4)	$445	$(411)
Tax (expense)/benefit	(26)	(483)	360
After-tax loss	$(30)	$(38)	$(51)

This table includes the company’s pro rata share of its equity affiliates’ exchange gains and losses and corresponding gains and losses on forward exchange contracts.

Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, continued

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

Commodity Price Risk

The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases.

A portion of energy feedstock purchases are hedged to reduce price volatility using fixed price swaps and options. Hedged feedstock purchases include natural gas and ethane.

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

Additional details on these and other financial instruments are set forth in Note 25 to the Consolidated Financial Statements.

Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, continued

Sensitivity Analysis

The following table illustrates the fair values of outstanding derivative contracts at December 31, 2006 and 2005, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2006 and 2005. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency, agricultural and energy derivative sensitivities are based on a 10 percent change in market rates.

	Fair Value		Fair Value
	Asset/(Liability)		Sensitivity
(Dollars in millions)	2006	2005	2006	2005
Interest rate swaps	$(24.3)	$(8.0)	$(41.5)	$(104.5)
Foreign currency contracts	(5.4)	30.5	(321.8)	(348.5)
Agricultural feedstocks	27.1	5.8	(0.6)	(16.8)
Energy feedstocks[1]	(1.5)	—	(0.6)	—

1	There were no energy feedstock derivatives outstanding as of December 31, 2005.

Since the company’s risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

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

As of December 31, 2006, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company’s internal control over financial reporting that occurred during the fourth quarter 2006 that has materially affected the company’s internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company’s system of internal controls was effective as of December 31, 2006 (see page F-2).

Part II

Item 9A. Controls and Procedures, continued

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the company’s Audit Committee and independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, “Election of Directors.” The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company’s 2006 Proxy Statement for the Annual Meeting of Stockholders held on April 26, 2006. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled “Committees of the Board” and “Committee Membership.” Information regarding executive officers is contained in the Proxy section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and in Part I, Item 4 of this report.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company’s website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company’s website at the above address.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Retirement Plan Benefits,” “Nonqualified Deferred Compensation,” “Employment Agreements,” and “Directors’ Compensation.” Information related to the Compensation Committee is included within the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled “Ownership of Company Stock.”

Securities authorized for issuance under equity compensation plans as of December 31, 2006
(Shares and option amounts in thousands)

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available
	to be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights[1]	Warrants and Rights	Compensation Plans[2]
Equity compensation plans approved by security holders	70,557	$46.60	43,790	[3]
Equity compensation plans not approved by security holders[4]	22,200	$47.28
	92,757	$46.76

1	Excludes restricted stock units or stock units deferred pursuant to the terms of the company’s Stock Performance Plan, Variable Compensation Plan or Stock Accumulation and Deferred Compensation Plan for Directors.

2	Excludes securities reflected in the first column.

3	Reflects shares available under rolling five-year average pursuant to the terms of the shareholder-approved Stock Performance Plan (see Note 23 to the Consolidated Financial Statements). Does not include indeterminate number of shares available for distribution under the shareholder-approved Variable Compensation Plan.

4	Includes options totaling 20,896 granted under the company’s 1997 and 2002 Corporate Sharing Programs (see Note 23 to the Consolidated Financial Statements) and 100 options with an exercise price of $46.50 granted to a consultant. Also includes 1,203 options from the conversion of DuPont Canada options to DuPont options in connection with the company’s acquisition of the minority interest in DuPont Canada.

Part III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to the company’s policy and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled “Review and Approval of Transactions with Related Persons, Policies and Procedures.” Information with respect to director independence is incorporated by reference herein to the Proxy and is included in the sections entitled “DuPont Board of Directors: Corporate Governance Guidelines,” “Guidelines for Determining the Independence of DuPont Directors,” “Committees of the Board” and “Committee Membership.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Appendix A-1.”

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(Dollars in millions)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
For the Year Ended December 31, 2006 Allowance for Doubtful Receivables	$205	$58	$30	$233
Total Allowances Deducted from Assets	$205	$58	$30	$233
For the Year Ended December 31, 2005 Allowance for Doubtful Receivables	$199	$60	$54	$205
Total Allowances Deducted from Assets	$199	$60	$54	$205
For the Year Ended December 31, 2004 Allowance for Doubtful Receivables	$214	$56	$71	$199
Total Allowances Deducted from Assets	$214	$56	$71	$199

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company’s equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2006.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

3.	Exhibits

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number		Description
3.1		Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).
3.2		Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4		The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10	.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2006 (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10	.2*	Terms and conditions of time vested restricted stock units to non-employee directors and the company’s Stock Accumulation and Deferred Compensation Plan (Incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).
10	.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996.
10	.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 of the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 of the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.6*	Company’s Stock Performance Plan, as last amended effective January 28, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).
10	.7*	Terms and conditions of stock options granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.6 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10	.8*	Terms and conditions of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.7 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10	.9*	Terms and conditions of time-vested restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006).
10	.10*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company’s Annual Meeting Proxy Statement dated March 21, 2002).
10	.11*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2007.
10	.12*	Company’s Retirement Savings Restoration Plan adopted effective January 1, 2007.
10	.13*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10	.14*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.15		Company’s 1997 Corporate Sharing Plan, adopted by the Board of Directors on January 29, 1997.

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

Exhibit
Number		Description
10.16		Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.17		Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.18		Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the commission upon request.
10.19		Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.20		Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.21		Master Confirmation Agreement and the related Supplemental Confirmation dated as of October 24, 2005, between Goldman Sachs & Co and the company relating to the company’s accelerated Stock repurchase program (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
10	.22*	Letter agreement dated June 16, 2006 between the company and G. M. Pfeiffer. The company agrees to furnish supplementally a copy of any omitted attachment to the Commission upon request (incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)
12		Computation of the Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Executive Officer.
31.2		Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Financial Officer.
32.1		Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2		Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 23, 2006
E. I. DU PONT DE NEMOURS AND COMPANY

By:	/s/ J. L. KEEFER
J. L. Keefer
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ C.O. HOLLIDAY, JR C.O. Holliday, Jr.	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ A.J.P. BELDA A.J.P. Belda	Director	February 23, 2007

/s/ R.H. BROWN R.H. Brown	Director	February 23, 2007

/s/ C.J. CRAWFORD C.J. Crawford	Director	February 23, 2007

/s/ J.T. DILLON J.T. Dillon	Director	February 23, 2007

/s/ E.I. DUPONT, II E.I. DuPont, II	Director	February 23, 2007

/s/ L.D. JULIBER L.D. Juliber	Director	February 23, 2007

/s/ M. NAITOH M. Naitoh	Director	February 23, 2007

/s/ S. O’KEEFE S. O’Keefe	Director	February 23, 2007

/s/ W.K. REILLY W.K. Reilly	Director	February 23, 2007

/s/ C.M. VEST C.M. Vest	Director	February 23, 2007

E. I. du Pont de Nemours and Company
Index to the Consolidated Financial Statements

Management’s Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management’s Report on Responsibility for Financial Statements

Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are considered by management to present fairly the company’s financial position, results of operations and cash flows. The financial statements include some amounts that are based on management’s best estimates and judgments. The financial statements have been audited by the company’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows. Their report is presented on the following page.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting has certain inherent limitations which may not prevent or detect misstatements. In addition, changes in conditions and business practices may cause variation in the effectiveness of internal controls.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report presented on the following page.

Charles O. Holliday, Jr.	Jeffrey L. Keefer
Chairman of the Board and	Executive Vice President
Chief Executive Officer	and Chief Financial Officer

February 23, 2007

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

We have completed integrated audits of E. I. du Pont de Nemours and Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for defined benefit pension and other postretirement plans during 2006 and for the consolidation of variable interest entities during 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2007

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS

(Dollars in millions, except per share)

For the year ended December 31,	2006	2005	2004
Net sales	$27,421	$26,639	$27,340
Other income, net	1,561	1,852	655
Total	28,982	28,491	27,995
Cost of goods sold and other operating charges	20,440	19,683	20,827
Selling, general and administrative expenses	3,224	3,223	3,141
Amortization of intangible assets	227	230	223
Research and development expense	1,302	1,336	1,333
Interest expense	460	518	362
Separation activities-Textiles & Interiors	—	(62)	667
Total	25,653	24,928	26,553
Income before income taxes and minority interests	3,329	3,563	1,442
Provision for (benefit from) income taxes	196	1,470	(329)
Minority interests in earnings (losses) of consolidated subsidiaries	(15)	37	(9)
Net Income	$3,148	$2,056	$1,780
Basic earnings per share of common stock	$3.41	$2.08	$1.78
Diluted earnings per share of common stock	$3.38	$2.07	$1.77

See pages F-8 - F-59 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except per share)

December 31,	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,814	$1,736
Marketable debt securities	79	115
Accounts and notes receivable, net	5,198	4,801
Inventories	4,941	4,743
Prepaid expenses	182	199
Income taxes	656	828
Total current assets	12,870	12,422
Property, plant and equipment	25,719	24,963
Less: Accumulated depreciation	15,221	14,654
Net property, plant and equipment	10,498	10,309
Goodwill	2,108	2,087
Other intangible assets	2,479	2,684
Investment in affiliates	803	844
Other assets	3,019	4,945
Total	$31,777	$33,291
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,711	$2,670
Short-term borrowings and capital lease obligations	1,517	1,397
Income taxes	178	294
Other accrued liabilities	3,534	3,075
Total current liabilities	7,940	7,436
Long-term borrowings and capital lease obligations	6,013	6,783
Other liabilities	7,692	8,441
Deferred income taxes	269	1,179
Total liabilities	21,914	23,839
Minority interests	441	490
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value-cumulative; 23,000,000 shares authorized; issued at December 31:
$4.50 Series — 1,672,594 shares (callable at $120)	167	167
$3.50 Series — 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at December 31, 2006 — 1,009,109,136; 2005 — 1,006,651,566	303	302
Additional paid-in capital	7,797	7,678
Reinvested earnings	9,679	7,990
Accumulated other comprehensive loss	(1,867)	(518)
Common stock held in treasury, at cost
(Shares: December 31, 2006 and 2005 — 87,041,427)	(6,727)	(6,727)
Total stockholders’ equity	9,422	8,962
Total	$31,777	$33,291

See pages F-8 - F-59 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in millions, except per share)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Reinvested	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Income
2004
Balance January 1, 2004	$237	$325	$7,522	$10,185	$(1,761)	$(6,727)	$9,781
Net income				1,780			1,780	$1,780
Cumulative translation adjustment					74		74	74
Net revaluation and clearance of cash flow hedges to earnings					12		12	12
Minimum pension liability					1,245		1,245	1,245
Net unrealized gain on securities					7		7	7
Total comprehensive income								$3,118
Common dividends ($1.40 per share)				(1,394)			(1,394)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(457)	(457)
Retirement		(3)	(75)	(379)		457	—
Common stock issued		2	95				97
Compensation plans			242				242
Balance December 31, 2004	$237	$324	$7,784	$10,182	$(423)	$(6,727)	$11,377
2005
Net income				2,056			2,056	$2,056
Cumulative effect from initial application of planned major maintenance change, net of tax of $27				52			52
Cumulative translation adjustment					(109)		(109)	(109)
Net revaluation and clearance of cash flow hedges to earnings					(2)		(2)	(2)
Minimum pension liability					27		27	27
Net unrealized loss on securities					(11)		(11)	(11)
Total comprehensive income								$1,961
Common dividends ($1.46 per share)				(1,429)			(1,429)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition						(3,530)	(3,530)
Retirement		(25)	(644)	(2,861)		3,530	—
Common stock issued		3	125				128
Compensation plans			413				413
Balance December 31, 2005	$237	$302	$7,678	$7,990	$(518)	$(6,727)	$8,962
2006
Net income				3,148			3,148	$3,148
Cumulative translation adjustment					77		77	77
Net revaluation and clearance of cash flow hedges to earnings					15		15	15
Minimum pension liability					106		106	106
Net unrealized gain on securities					8		8	8
Total comprehensive income								$3,354
Common dividends ($1.48 per share)				(1,368)			(1,368)
Preferred dividends				(10)			(10)
Treasury stock
Acquisition			(180)			(100)	(280)
Retirement		(1)	(18)	(81)		100	—
Common stock issued		2	142				144
Compensation plans			175				175
Adjustment to initially apply defined benefit plan standard, net of tax of $1,043 and minority interest of $8					(1,555)		(1,555)
Balance December 31, 2006	$237	$303	$7,797	$9,679	$(1,867)	$(6,727)	$9,422

See pages F-8 - F-59 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

For the year ended December 31,	2006	2005	2004
Operating activities
Net income	$3,148	$2,056	$1,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,157	1,128	1,124
Amortization of intangible assets	227	230	223
Deferred tax (benefit)/expense	(615)	109	(421)
Other noncash charges and credits, net	187	(388)	774
Separation activities — Textiles & Interiors	—	(62)	667
Contributions to pension plans	(280)	(1,253)	(709)
(Increase) decrease in operating assets:
Accounts and notes receivable	(194)	(74)	(309)
Inventories and other operating assets	(61)	211	569
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	526	(406)	57
Accrued interest and income taxes	(359)	991	(524)
Cash provided by operating activities	3,736	2,542	3,231
Investing activities
Purchases of property, plant and equipment	(1,532)	(1,340)	(1,232)
Investments in affiliates	(31)	(66)	(66)
Payments for businesses — net of cash acquired	(60)	(206)	(119)
Proceeds from sale of assets, net of cash sold	148	312	3,908
Net decrease (increase) in short-term financial instruments	37	36	(137)
Forward exchange contract settlements	45	653	(509)
Other investing activities-net	48	9	91
Cash (used for) provided by investing activities	(1,345)	(602)	1,936
Financing activities
Dividends paid to stockholders	(1,378)	(1,439)	(1,404)
Net decrease in short-term (less than 90 days) borrowings	(263)	(494)	(3,853)
Long-term and other borrowings:
Receipts	2,611	4,311	1,601
Payments	(3,139)	(2,045)	(1,555)
Acquisition of treasury stock	(280)	(3,530)	(457)
Proceeds from exercise of stock options	148	359	197
Other financing activities — net	(22)	(13)	(79)
Cash used for financing activities	(2,323)	(2,851)	(5,550)
Effect of exchange rate changes on cash	10	(722)	404
Increase (decrease) in cash and cash equivalents	78	(1,633)	21
Cash and cash equivalents at beginning of year	1,736	3,369	3,348
Cash and cash equivalents at end of year	$1,814	$1,736	$3,369
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$390	$496	$366
Taxes	899	355	521

See pages F-8 - F-59 for Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements
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

Accounting Changes

Effective January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share Based Payments” (SFAS 123R) using the modified prospective application transition method and began expensing new stock-based compensation awards using a non-substantive approach whereby compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of grant or would become retirement eligible during the vesting period of the grant. In addition, the company began reporting tax benefits resulting from tax deductions in excess of the compensation cost recognized for stock-based compensation awards as financing cash flows. For years prior to adoption of SFAS 123R, the company used the nominal vesting approach for all awards and reported the tax benefit of option exercises as operating cash flows. Adoption of SFAS 123R did not have a material impact on the company’s financial position or results of operations (see Note 23).

Effective December 31, 2006, the company prospectively adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of SFAS 87, 88, 106 and 132R” (SFAS 158). Upon adoption, the company recognized in its statement of financial position the funded status of its defined benefit postretirement plans and included in Accumulated other comprehensive loss, net of tax, the pretax gains and losses and prior service costs and credits that, pursuant to SFAS No. 87 and 106 prior to amendment by SFAS 158, had been included in the assets and liabilities reported for these plans. Adoption of SFAS 158 will not affect the company’s future costs for its defined benefit postretirement plans nor the December 31 measurement date for these plan (see Note 22).

In the fourth quarter 2006, the company early adopted FASB Staff Position No. AUG AIR-1 (FSP AUG AIR-1), “Accounting for Planned Major Maintenance Activities”, which limits the accounting methods that may be used for planned major maintenance activities. Prior to the adoption of FSP AUG AIR-1, the company had principally used the accrue-in-advance method to account for planned major maintenance activities. This method is not permitted by FSP AUG AIR-1. Adoption of FSP AUG AIR-1 was accomplished by retrospective application of the defer-and-amortize method effective January 1, 2005 and resulted in a $30 decrease in Other accrued liabilities, a $49 increase in Other assets, a $10 decrease in deferred tax assets, a $17 increase in Deferred income taxes and $52 increase in Reinvested earnings at January 1, 2005. The effects of this accounting change on the company’s financial position and results of operations after January 1, 2005 were not material. Retrospective application prior to January 1, 2005 was impracticable due to the 2004 sale of Textiles and Interiors assets (see Note 6).

In 2004, the company adopted FIN 46, “Consolidation of Variable Interest Entities” (revised December 2003). The company has entities identified and consolidated as variable interest entities where DuPont is considered the primary beneficiary. At December 31, 2006 and 2005, the assets and liabilities of these entities are immaterial to the Consolidated Financial Statements of the company.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIE) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as Minority interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. This includes majority-owned entities for which the company does not consolidate because a minority investor holds substantive participating rights. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method.

Revenue Recognition

The company recognizes revenue when the earnings process is complete. The majority of the company’s revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. Substantially all product sales are sold FOB (free on board) shipping point or, with respect to non-U.S. customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company’s experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in Net sales and costs incurred by the company for the delivery of goods are classified as Cost of goods sold and other operating charges in the Consolidated Income Statements. Taxes on revenue-producing transactions are excluded from net sales.

The company periodically enters into prepayment contracts with customers in the Agriculture & Nutrition segment and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in Other accrued liabilities on the Consolidated Balance Sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer.

Licensing and royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectibility is reasonably assured.

The company adopted a dual approach to quantifying materiality and elected to refine the accounting related to the following existing cutoff practices. For certain of the company’s sales transactions, ownership title transfers when goods are received by the customers. Historically, the company recorded these sales when shipped and monitored the impact of this difference. Additionally, some accruals were historically recorded on a month-lag basis. The impacts of these sales and accrual cutoff practices were considered to be immaterial in every interim and annual period. During the fourth quarter of 2006, the company chose to change its practices to record these sales when received by customers and to record certain accruals without a lag. As a result, sales of $107 were not recorded as of December 31, 2006 that historically would have been. If the company had applied this new practice throughout 2006, sales would have been $81 higher than reported. Incremental accruals of $24 were also recorded at December 31, 2006, that would not have been recorded under prior practices. The after-tax impact on the 2006 income statement of these changes was $39.

Affiliate and Subsidiary Stock Transactions

Gains or losses arising from issuances by an affiliate or a subsidiary of its own stock are recorded as nonoperating items.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

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

Other assets include long-term investments in securities, which comprise marketable equity securities and other securities and investments for which market values are not readily available. Marketable equity securities are classified as available-for-sale and reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders’ equity until sold. At the time of sale, any gains or losses calculated by the specific identification method are recognized in Other income. Losses are also recognized in income when a decline in market value is deemed to be other than temporary. Other securities and investments for which market values are not readily available are carried at cost (see Note 14).

Inventories

The majority of the company’s inventories are valued at cost, as determined by the last-in, first-out (LIFO) method; in the aggregate, such valuations are not in excess of market. Pioneer inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower; cost is generally determined by the average cost method.

Property, Plant and Equipment

Property, plant and equipment (PP&E) is carried at cost and is depreciated using the straight-line method. PP&E placed in service prior to 1995 is depreciated under the sum-of-the-years’ digits method or other substantially similar methods. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 5 to 7 years. When assets are surrendered, retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in income from operations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Definite-lived intangible assets, such as purchased technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for disposal costs.

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

Asset Retirement Obligations

The company records asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from 1 to 20 years.

Litigation

The company accrues for liabilities related to litigation matters when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Insurance/Self-Insurance

The company self-insures certain risks where permitted by law or regulation, including workers’ compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in Interest income, net of miscellaneous interest expense, under Other income, net. Income tax related penalties are included in the provision for income taxes.

Foreign Currency Translation

The U.S. dollar (USD) is the functional currency of most of the company’s worldwide operations. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD, at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of Accumulated other comprehensive income (loss) in stockholders’ equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

Variable Interest Entities (VIEs)

The company consolidates VIEs where DuPont is considered the primary beneficiary. At December 31, 2006, the assets, liabilities and operations of these entities are not material to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2006, the assets and liabilities of the other VIEs are immaterial to the Consolidated Financial Statements of the company. The company’s share of the net income (loss) of these VIEs is included in Other income in the Consolidated Income Statements and is not material.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

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

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 25 for additional discussion regarding the company’s objectives and strategies for derivative instruments.

Reclassifications

Certain reclassifications of prior years’ data have been made to conform to 2006 classifications.

Accounting Standards Issued Not Yet Adopted

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be adopted by the company on January 1, 2007. While the company is still evaluating the impact of adoption of FIN 48 on its consolidated financial statements, it believes that adoption of FIN 48 will decrease the liabilities accrued for uncertainty in income taxes at December 31, 2006 by $100 to $125 with a corresponding increase in Reinvested earnings at January 1, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, (SFAS 157) “Fair Value Measurements,” which addresses how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles in the U.S. (GAAP). The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively and the company is currently evaluating the impact of adoption on its consolidated financial statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2.	EFFECT OF ADOPTION OF SFAS 158

On adoption of SFAS 158, the company included in the ending balance of Stockholders’ equity Accumulated other comprehensive loss, net of tax, the gains and losses and prior service costs and credits that pursuant to SFAS No. 87 and 106 have not been recognized as components of net periodic benefit cost. The company also recognized in its statement of financial position an asset or a liability that reflects the funded status of its defined benefit postretirement plans. SFAS 158 does not affect the company’s defined benefit postretirement cost or measurement date of December 31. See Note 22 for additional discussion of the company’s Employee Benefits.

The table below shows the incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 Consolidated Balance Sheet and related footnotes.

			Consolidated
	Before	Increase/(Decrease)	Balance Sheet at
	Application of	Required by	December 31,
	SFAS 158	SFAS 158	2006
Other assets
Employee benefits — pension	$3,278	$(2,238)	$1,040
Intangible pension asset	19	(19)	—
Deferred income taxes	1,332	98	1,430
Total other assets	5,178	(2,159)	3,019
Total assets	33,936	(2,159)	31,777

Other liabilities
Employee benefits
Accrued pension benefit costs	1,526	318	1,844
Accrued other postretirement benefit costs	4,081	(164)	3,917
Total other liabilities	7,538	154	7,692
Deferred income taxes	1,019	(750)	269
Total liabilities	22,510	(596)	21,914
Minority interests	449	(8)	441
Accumulated other comprehensive loss	(312)	(1,555)	(1,867)
Total stockholders’ equity	10,977	(1,555)	9,422
Total liabilities and stockholders equity	$33,936	$(2,159)	$31,777

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.	OTHER INCOME, NET

	2006	2005	2004
Cozaar®/Hyzaar® licensing income	$815	$747	$675
Royalty income	120	130	151
Interest income, net of miscellaneous interest expense	219	244	188
Equity in earnings (losses) of affiliates (Note 13)	50	108	(39)
Net gains on sales of assets	55	82	28
Net exchange gains (losses)	16	423	(391)
Miscellaneous income and expenses-net	286	118	43
	$1,561	$1,852	$655

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pretax exchange gains and losses are largely offset by the associated tax impact.

Miscellaneous income and expenses-net, principally includes sales of technology and intangible assets, insurance recoveries, litigation settlements and other miscellaneous items. In 2006, the company recognized $76 of insurance recoveries from its insurance carriers of which $15 related to Hurricane Katrina and $61 related to costs and settlements paid by the company over the past twenty years with regard to asbestos litigation. All asbestos proceeds are reflected in Cash provided by operating activities within the company’s Statements of Cash Flows.

4.	INTEREST EXPENSE

	2006	2005	2004
Interest incurred	$497	$541	$379
Interest capitalized	(37)	(23)	(17)
	$460	$518	$362

5.	RESTRUCTURING ACTIVITIES

2006 Activities

During 2006, the company initiated restructuring actions within its Agriculture & Nutrition and Coatings & Color Technologies segments to improve the company’s global competitiveness. As a result, a net charge of $326 was recorded in Cost of goods sold and other operating charges for employee separation and asset writedowns. Further details are discussed below. At December 31, 2006, total liabilities relating to current and prior years restructuring activities were $177.

Agriculture & Nutrition

During the fourth quarter 2006, the Agriculture & Nutrition platform launched plans to re-deploy capital and resources within various segments of the business. The plans include the closing or streamlining of manufacturing units at about twelve sites and the reduction of approximately 1,500 positions globally, with most of the changes expected to be completed in 2007. Restructuring charges resulting from the plans totaled

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

$194, including $64 for severance payments and $130 principally for asset impairments, primarily related to definite-lived intangible assets whose remaining useful lives were reduced, abandoned technology and other non-personnel charges. Essentially all employee terminations and cash payments related to this plan will begin during the first quarter 2007.

Coatings & Color Technologies

A business transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment to better serve the company’s customers and improve profitability. The plan includes the elimination of 1,700 positions. Restructuring charges resulting from the plan totaled $135, including $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities. In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets. As of December 31, 2006, about 800 employees were separated from the company and approximately 360 were redeployed. Cash payments net of exchange impact on the reserve, related to these separations were about $28 as of December 31, 2006. Essentially all employees are expected to be off the rolls by fourth quarter 2007. During 2006, there was a change to the initial estimate related to reserves established for restructuring initiatives recorded in the first quarter 2006. The change in estimate resulted in a $3 credit to income in the fourth quarter of 2006.

Both the Agriculture & Nutrition and Coatings & Color Technologies programs encompass redeployment of employees in excess positions to the extent possible.

Account balances and activity for the 2006 restructuring programs are summarized below:

		Employee
	Write-down	Separation
	of Assets	Costs	Total
Net charges to income in 2006	$142	$184	$326
Charges to accounts
Cash payments and other		(32)	(32)
Asset write-offs	(142)		(142)
Balance at December 31, 2006	$—	$152	$152

2005 Activities

During 2005, the company did not institute any significant restructuring programs. In 2005, payments of $133 were made to separated employees associated with the 2004 program.

Benefits of $13 were recorded in Cost of goods sold and other operating charges in 2005 for changes in estimates related to restructuring initiatives undertaken in prior years. This benefit consisted of $9 to reflect lower estimated benefit settlements to separate employees related to the 2004 restructuring programs and $4 primarily for lower estimated employee separation settlements for prior year programs.

2004 Activities

During 2004, the company recorded a net charge of $411 in Cost of goods sold and other operating charges for employee separation costs and asset impairment charges. This charge included net expenses of $302 related to cost reduction initiatives taken to align resources and to adjust the company’s infrastructure following the sale of INVISTA (see Note 6), asset impairment charges which totaled $121 and credits of $12 related to changes in estimates associated with restructuring activities for 2002 and prior year programs. The

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

$302 net charge consisted of accruals for termination payments primarily in North America and Western Europe for approximately 2,700 employees involved in manufacturing, marketing and sales, administrative and technical activities, which reduced 2004 segment earnings as follows: Agriculture & Nutrition — $35; Coatings & Color Technologies — $60; Electronic & Communication Technologies — $41; Performance Materials — $44; Safety & Protection — $28; and Other — $94. At December 31, 2005, essentially all of the 2,700 employees identified as part of the company’s 2004 program have been removed from the company’s rolls.

The 2004 charges also include $27 in Electronic & Communication Technologies related to the write-down to estimated fair value of an investment, due to an other than temporary decline in its value. In addition, the company recorded a $23 charge in Performance Materials associated with the shutdown of certain U.S. manufacturing assets in connection with the company’s exit from the dimethyl terephthalate (DMT) business. This charge covers the net book value of the DMT assets.

The company also recorded a $42 charge in 2004 to reduce the carrying value of certain European manufacturing assets in Safety & Protection to estimated fair value. As a result of ongoing competitive pressures and a shift in the company’s global sourcing of product during the second quarter 2004, the company determined that expected cash flows were not sufficient to recover the carrying value of these assets. Fair value of the assets was based on the assets’ expected discounted cash flows. In addition, the company recorded a charge of $29 in Other to write off the net book value of certain patents and purchased technology. Due to changes in the associated manufacturing process and executed supply agreements in 2004, these abandoned assets were determined to be of no future value to the company.

Account balances and activity for the 2004 restructuring program are summarized below:

		Employee
	Write-down	Separation
	of Assets	Costs	Total
Net charges to income in 2004	$121	$302	$423
Charges to accounts
Employee separation settlements		(129)	(129)
Facility shutdowns and asset write-offs	(121)		(121)
Balance at December 31, 2004	$—	$173	$173
Credits to income in 2005		(9)	(9)
Employee separation settlements		(133)	(133)
Balance at December 31, 2005	$—	$31	$31
Credits to income in 2006		(4)	(4)
Employee separation settlements		(14)	(14)
Balance at December 31, 2006	$—	$13	$13

Other Activities

During 2002, the company implemented activities involving employee separation and write-downs of assets. In 2006, payments of $4 were made to separated employees associated with this program. A benefit of $1 was recorded in 2006 for a change in the estimate related to the 2002 restructuring initiative. The remaining liability balance for the 2002 program at December 31, 2006 was $12 and represents payments to be made over time to separated employees.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6. SEPARATION ACTIVITIES — TEXTILES & INTERIORS

On April 30, 2004, the company sold a majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch, Inc. (Koch). During 2005, the company sold its investments in three affiliated companies to Koch and its investment in a fourth affiliated company to its equity partner. In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 thereby completing the sale of all of the net assets of Textiles & Interiors.

In 2005, the company recorded a net benefit of $62 resulting from divesture activities. The company’s transfer of its interest in the affiliates to Koch resulted in a gain of $35. The sale of two of these affiliates had been delayed until the company received approval from its equity partners. The company also recorded a gain of $29 in 2005 related to the sale of the company’s investment in another equity affiliate and $2 of other charges associated with the separation. Net cash proceeds from these transactions totaled $135.

In 2004, the company recorded a charge of $667. The amount related to INVISTA was $626 and included the following: a reduction of the original sale price of $240, a charge of $77 related to the delayed transfer of certain equity affiliates, $118 related to changes in the book value of net assets, $37 related to final settlement of working capital balances and other separation charges of $154 which consisted primarily of incremental legal, accounting and other advisory fees, other employee separation costs and the early termination of a long-term supply contract. The following summarizes 2004 cash proceeds related to the sale of INVISTA:

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

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

During 2005, additional equity affiliates with a book value of $84 were transferred to Koch.

The company indemnified Koch against certain liabilities primarily related to taxes, legal matters, environmental matters and representations and warranties. The fair value of these indemnities is $70 and is included in the indemnification liability balance (see Note 20). Under the definitive agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed approximately $1,400. The remaining indemnities are not limited to this maximum payment amount.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7. PROVISION FOR (BENEFIT FROM) INCOME TAXES

	2006	2005	2004
Current tax expense (benefit):
U.S. federal	$505	$699	$(300)
U.S. state and local	(1)	13	—
International	307	649	392
	811	1,361	92
Deferred tax expense (benefit):
U.S. federal	(297)	204	67
U.S. state and local	(18)	(13)	—
International	(300)	(82)	(488)
	(615)	109	(421)
Provision for (benefit from) income taxes	$196	$1,470	$(329)
Stockholders’ equity:
Stock compensation[1]	(2)	(40)	(27)
Net revaluation and clearance of cash flow hedges to earnings[2]	9	(1)	7
Net unrealized (losses) gains on securities[2]	3	(6)	4
Minimum pension liability[2]	248	(20)	675
Pension benefits
Net losses[3]	(1,048)	—	—
Prior service cost[3]	(51)	—	—
Other benefits
Net losses[3]	(391)	—	—
Net prior service benefit[3]	447	—	—
	$(589)	$1,403	$330

1	Represents Deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect Net income.

2	Represents Deferred tax charges (benefits) recorded as a component of Accumulated other comprehensive loss in Stockholders’ equity. See Note 21.

3	On December 31, 2006, the company adopted prospectively SFAS 158 and as required, the company included in the ending balance of Accumulated other comprehensive loss, taxes associated with the gains and losses and prior service costs and credits, that pursuant to SFAS No. 87 and 106 prior to amendment by SFAS 158 had not been recognized as components of net periodic benefit cost.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Deferred income taxes result from temporary differences between the financial and tax basis of the company’s assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards/backs included in the deferred income tax provision are as follows:

	2006	2005	2004
Depreciation	$(12)	$(3)	$(203)
Accrued employee benefits	(125)	405	189
Other accrued expenses	(329)	31	165
Inventories	(52)	(46)	(33)
Unrealized exchange (loss) gain	(62)	41	(72)
Investment in subsidiaries and affiliates	7	(7)	275
Amortization of intangibles	(14)	(45)	(111)
Other temporary differences	92	71	(108)
Tax loss/tax credit carryforwards/backs	65	(230)	(1,129)
Valuation allowance, net	(185)	(108)	606
	$(615)	$109	$(421)

The significant components of deferred tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006		2005
	Asset	Liability	Asset	Liability
Depreciation	$—	$1,380	$—	$1,337
Accrued employee benefits[1]	2,190	137	2,281	1,203
Other accrued expenses	2,639	2,194	585	47
Inventories	169	49	184	113
Unrealized exchange gains	43	—	1	20
Tax loss/tax credit carryforwards/backs	2,506	—	2,420	—
Investment in subsidiaries and affiliates	31	337	—	318
Amortization of intangibles	75	661	84	670
Other	348	206	332	96
	$8,001	$4,964	$5,887	$3,804
Valuation allowance[1]	(1,259)		(1,363)
	$6,742		$4,524

1	Includes an increase in deferred tax assets of $98 and a decrease in deferred tax liabilities of $750 at December 31, 2006 due to the initial application SFAS 158. No incremental valuation allowance at December 31, 2006 resulted from the initial application of SFAS 158.

Current deferred tax assets of $656 and $820 at December 31, 2006 and 2005, respectively, are included in the caption Income taxes within Current assets of the Consolidated Balance Sheets. In addition, Deferred tax assets of $1,430 and $1,137 are included in Other assets at December 31, 2006, and 2005, respectively. See Note 14. Deferred tax liabilities of $39 and $58 at December 31, 2006, and 2005, respectively, are included in the caption Income taxes within Current liabilities of the Consolidated Balance Sheets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

An analysis of the company’s effective income tax rate (EITR) follows:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	0.6	9.4	(14.9)
Domestic operations	0.1	(1.4)	1.2
Lower effective tax rates on international operations-net	(12.4)	(6.8)	(19.6)
Tax settlements	(10.4)	(1.4)	(9.5)
Lower effective tax rate on export sales	(0.8)	(1.0)	(3.3)
The American Jobs Creation Act of 2004 (AJCA)[2]	(0.6)	8.2	—
Valuation Allowance Release	(5.6)	(0.7)	(1.2)
Separation charges — Textiles & Interiors	—	—	(6.2)
Tax basis investment losses on foreign subsidiaries[3]	—	—	(9.5)
Elastomers antitrust litigation	—	—	5.2
	5.9%	41.3%	(22.8)%

1	Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company’s foreign currency hedging program is included in Note 25 under the heading Currency Risk.

2	Reflects the tax impact associated with the repatriation of $9.1 billion under AJCA.

3	Reflects recording deferred tax assets in two European subsidiaries for tax basis investment losses to be recognized on local tax returns.

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

	2006	2005	2004
United States (including exports)	$1,974	$2,795	$(714)
International	1,355	768	2,156
	$3,329	$3,563	$1,442

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2006, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,264. Of this amount, $1,049 has no expiration date, $36 expires after 2006 but before the end of 2011 and $179 expires after 2011.

At December 31, 2006, unremitted earnings of subsidiaries outside the United States totaling $7,866 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

8.	EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2006	2005	2004
Numerator:
Income before cumulative effect of a change in accounting principle	$3,148	$2,056	$1,780
Preferred dividends	(10)	(10)	(10)
Net income available to common stockholders	$3,138	$2,046	$1,770
Denominator:
Weighted-average number of common shares outstanding — Basic	921,474,024	982,192,597	997,624,239
Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	7,126,717	6,761,466	5,768,003
Weighted average number of common shares outstanding — Diluted	928,600,741	988,954,063	1,003,392,242

The weighted-average number of common shares outstanding in 2006 and 2005 declined as a result of the company’s repurchase and retirement of its common stock in connection with an accelerated share repurchase agreement. See Note 21 for further information.

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2006	2005	2004
Average number of stock options	63,294,340	52,957,608	54,526,028

9.	ACCOUNTS AND NOTES RECEIVABLE

December 31,	2006	2005
Accounts receivable-trade-net of allowances of $233 in 2006 and $205 in 2005	$4,335	$3,907
Other	863	894
	$5,198	$4,801

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $58 for 2006, and $55 for 2005.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

10.	INVENTORIES

December 31,	2006	2005
Finished products	$3,075	$2,831
Semifinished products	1,616	1,534
Raw materials and supplies	804	863
	5,495	5,228
Adjustment of inventories to a LIFO basis	(554)	(485)
	$4,941	$4,743

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding Pioneer, stores and supplies, inventories valued under the LIFO method comprised 80 percent of consolidated inventories before LIFO adjustment for the periods ended December 31, 2006 and 2005. Pioneer inventories of $1,115 and $1,088 at December 31, 2006 and 2005, respectively, were valued under the FIFO method. Stores and supplies inventories of $281 and $245 at December 31, 2006 and 2005, respectively, were valued under the average cost method.

11.	PROPERTY, PLANT AND EQUIPMENT

December 31,	2006	2005
Buildings	$4,081	$3,982
Equipment	20,058	19,457
Land	417	442
Construction	1,163	1,082
	$25,719	$24,963

Property, plant and equipment includes gross assets acquired under capital leases of $61 and $89 at December 31, 2006 and 2005, respectively. Related amounts included in accumulated depreciation were $33 and $45 at December 31, 2006 and 2005, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

12.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of Goodwill for the year ended December 31, 2006, by reportable segment:

		Goodwill
	Balance as of	Adjustments	Balance as of
	December 31,	and	December 31,
Segment	2006	Acquisitions	2005
Agriculture & Nutrition	$608	$(1)	$607
Coatings & Color Technologies	821	3	824
Electronic & Communication Technologies	175	(2)	173
Performance Materials	312	5	317
Safety & Protection	180	(26)	154
Other	12	—	12
Total	$2,108	$(21)	$2,087

Changes in goodwill in 2006 resulted from purchase accounting refinements and other acquisitions and divestitures. In 2006, the company performed its annual impairment tests for goodwill and determined that goodwill impairments did not exist.

Other Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Purchased technology	$2,099	$(1,253)	$846	$2,179	$(1,217)	$962
Patents	141	(46)	95	176	(45)	131
Trademarks	53	(14)	39	77	(18)	59
Other[1]	536	(192)	344	550	(176)	374
	2,829	(1,505)	1,324	2,982	(1,456)	1,526
Intangible assets not subject to amortization (Indefinite-lived)
Trademarks/tradenames	180	—	180	183	—	183
Pioneer germplasm[2]	975	—	975	975	—	975
	1,155	—	1,155	1,158	—	1,158
	$3,984	$(1,505)	$2,479	$4,140	$(1,456)	$2,684

1	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances and noncompetition agreements.

2	Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

The aggregate pretax amortization expense for definite-lived intangible assets was $227 for 2006, $230 for 2005, and $223 for 2004. The estimated aggregate pretax amortization expense for 2007, 2008, 2009, 2010 and 2011 is $230, $210, $180, $150 and $140, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

13.  SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2006, are DuPont Teijin Films, DuPont-Toray Company Ltd. and DuPont-Mitsui, all of which are owned 50 percent by the company. Dividends received from equity affiliates were $61 in 2006, $107 in 2005 and $60 in 2004.

	Year Ended December 31,
Results of operations	2006	2005	2004
Net sales[1]	$3,491	$3,789	$6,152
Earnings (losses) before income taxes	205	333	292
Net income (loss)[2]	85	207	137
DuPont’s equity in earnings (losses) of affiliates:
Partnerships-pretax[3]	3	7	(88)[4]
Corporate joint ventures-after tax	47	101	49
	$50	$108	$(39)

1	Includes sales to DuPont of $624 in 2006, $631 in 2005, and $764 in 2004.

2	Includes losses of $25 in 2005 and $52 in 2004 in DuPont Photomasks, Inc., an equity affiliate in which DuPont had approximately a 20 percent ownership interest. DuPont sold its interest in DuPont Photomasks, Inc. in April 2005.

3	Income taxes are reflected in the company’s provision for income tax.

4	Includes a charge of $150 for antitrust litigation matters associated with DuPont Dow Elastomers, LLC, (DDE), recorded during the first quarter of 2004, when DDE was accounted for as an equity affiliate. (see Note 20)

Financial position at December 31,	2006	2005
Current assets	$1,376	$1,292
Noncurrent assets	1,752	1,780
Total assets	3,128	3,072
Short-term borrowings[1]	639	606
Other current liabilities	687	621
Long-term borrowings[1]	238	259
Other long-term liabilities	112	111
Total liabilities	1,676	1,597
DuPont’s investment in affiliates (includes advances)	$803	$844

1	The company’s pro rata interest in total borrowings was $651 in 2006 and $425 in 2005, of which $300 in 2006 and $354 in 2005 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 20.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

14.  OTHER ASSETS

December 31,	2006	2005
Employee benefits — pension (Note 22)	$1,040	$3,280
Intangible pension asset (Note 22)	—	28
Long-term investments in securities	94	93
Deferred income taxes (Note 7)	1,430	1,137
Miscellaneous	455	407
	$3,019	$4,945

Included within long-term investments in securities are securities for which market values are not readily available. Also included in long-term investments in securities are securities classified as available for sale as follows:

December 31,	2006	2005
Cost	$22	$30
Gross unrealized gains	1	—
Gross unrealized losses	(1)	(9)
Fair value	$22	$21

Proceeds from sales of equity securities in 2006 and 2005 were not material. The cost of the securities sold was determined based on the original purchase price.

The table below discloses the fair value and unrealized losses on investments included in Other assets. The book value of investments held less than 12 months with a temporary impairment is included in Miscellaneous. The book value of investments held 12 months or greater with a temporary impairment is included in Long-term investments in securities.

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Marketable equity securities	$19	$—	$3	$(1)	$22	$(1)

Marketable Equity Securities

The company’s investment in marketable equity securities consists primarily of investments in common stocks of companies in the electronic and communications industry.

The investments in common stock of three companies are in unrealized loss positions. The severity of the impairments and the duration of the impairments were reviewed by the company in relation to industry averages. The company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairments. Based on that evaluation and the company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the company does not consider these investments to be other than temporarily impaired at December 31, 2006.

Investments in Equity Securities Carried at Cost

The aggregate of the company’s cost investments totaled $73 at December 31, 2006. None of these investments are considered to be other than temporarily impaired at December 31, 2006.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

15.	ACCOUNTS PAYABLE

December 31,	2006	2005
Trade payables	$2,162	$2,138
Payables to banks	166	164
Miscellaneous	383	368
	$2,711	$2,670

Trade payables includes $47 in 2006 and $65 for 2005 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

16.	SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2006	2005
Other loans-various currencies	$352	$383
Long-term debt payable within one year	1,163	986
Industrial development bonds	—	26
Capital lease obligations	2	2
	$1,517	$1,397

The estimated fair value of the company’s short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $1,500 and $1,400 at December 31, 2006 and 2005, respectively. The change in estimated fair value in 2006 was primarily due to an increase in the current portion of long-term debt.

Unused bank credit lines were approximately $3,500 at December 31, 2006 and 2005. These lines support short-term liquidity needs.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2006 and 2005, was 5.4 and 4.8 percent, respectively.

17.	OTHER ACCRUED LIABILITIES

December 31,	2006	2005
Compensation and other employee-related costs	$872	$788
Deferred Revenue	817	662
Employee benefits (Note 22)	474	350
Discounts and rebates	374	364
Miscellaneous	997	911
	$3,534	$3,075

Deferred revenue principally includes advance customer payments related to businesses within the Agriculture & Nutrition segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company’s restructuring programs and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

18.	LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2006		2005
U.S. dollar:
Industrial development bonds due 2006-2029[1]	$50		$82	[3]
Medium-term notes due 2013-2048[2]	454		451
8.25% notes due 2006[4]	—		198	[3]
6.75% notes due 2007[4]	485	[3]	483
3.375% notes due 2007[4]	395	[3]	392
5.75% notes due 2009	200		200
5.88% notes due 2009	408		413	[4]
6.88% notes due 2009[4]	881		880
4.125% notes due 2010[4]	884		901
4.75% notes due 2012	400		400
4.875% notes due 2014	496		485	[4]
5.25% notes due 2016	598		—
6.50% debentures due 2028	298		298
5.60% notes due 2036	395		—
Other loans (average interest rate of 2.0 percent)[3,5]	30		548
Foreign currency denominated loans
Australian dollar loans (average interest rates of 6.8 percent)[5]	6		56
Canadian dollar loans (average interest rate of 4.5 percent)[3,5]	56		128
Euro loans (average interest rate of 3.8 percent)[3,5]	1,034		1,461
Mexican peso loans (average interest rate of 7.5 percent)[3,5]	56		185
Taiwan dollar loans (average interest rate of 1.8 percent)[5]	—		115
Thai baht loans (average interest rate of 4.9 percent)[5]	—		27
Other loans (various currencies)	36		49
	7,162		7,752
Less short-term portion of long-term debt	1,163		986
	5,999		6,766
Capital lease obligations	14		17
Total	$6,013		$6,783

1	Average interest rates on industrial development bonds for December 31, 2006 and 2005, were 6.0 percent and 4.9 percent, respectively.

2	Average interest rates on medium-term notes at December 31, 2006 and 2005, were 5.3 percent and 4.8 percent, respectively.

3	Includes long-term debt due within one year.

4	The company has outstanding interest rate swap agreements with notional amounts totaling $1,800. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of the swaps at December 31, 2006 and 2005, was $(24) and $(8), respectively.

5	Subsidiary borrowings decreased in 2006 primarily due to the repayment of borrowings used to support the repatriation of foreign subsidiary earnings under AJCA. The majority of these borrowings will be repaid in 2008.

Maturities of long-term borrowings, together with sinking fund requirements, are $888, $1,490, $884 and $9 for the years 2008, 2009, 2010 and 2011, respectively, and $2,728 thereafter.

The estimated fair value of the company’s long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $6,000 and $6,900 at December 31, 2006 and 2005, respectively. The change in estimated fair value in 2006 was due to a decrease in long-term debt, primarily subsidiary borrowings partly offset by the December 2006 issuance of a total of $1,000 in 10 and 30 year notes.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

19.	OTHER LIABILITIES

December 31,	2006	2005
Employee benefits
Accrued other postretirement benefit costs	$3,917	$4,311
Accrued pension benefit costs	1,844	1,928
Accrued environmental remediation costs	269	266
Miscellaneous	1,662	1,936
	$7,692	$8,441

Miscellaneous other liabilities include asset retirement obligations, litigation reserves, tax contingencies and certain obligations related to divested businesses.

20.	COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees

Product Warranty Liability

The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties varies (30 days to 10 years) by product. The company’s estimated product warranty liability as of December 31, 2006 is $17. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2006 and 2005 is $105 and $103, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified Koch against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnifications balance of $105 at December 31, 2006. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At December 31, 2006, the company had directly guaranteed $551 of such obligations, plus $262 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.

The fair value of the guarantees that have been issued or modified since the company’s adoption of FASB Interpretation No. 45 on January 1, 2003, is not material. As of December 31, 2006, the liabilities recorded for these obligations were not material. In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 48 percent of the $251 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at December 31, 2006:

	Short-	Long-
	Term	Term	Total
Obligations for customers, suppliers and other unaffiliated companies[1]
Bank borrowings (terms up to 5 years)	$145	$104	$249
Revenue bonds (term 2 years)	—	2	2
Obligations for equity affiliates[2]
Bank borrowings (terms up to 6 years)	244	23	267
Leases on equipment and facilities (terms up to 4 years)	—	33	33
Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	389	162	551
Obligations for divested subsidiaries and affiliates[3]
Conoco (terms from 2-20 years)	—	159	159
Consolidation Coal Sales Company (term 4-5 years)	—	103	103
Total obligations for divested subsidiaries and affiliates	—	262	262
	$389	$424	$813

1	Existing guarantees for customers and suppliers arose as part of contractual agreements.

2	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

3	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Operating Leases

The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

As of December 31, 2006, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $101 at December 31, 2006. The guarantee amounts are tied to the unamortized lease values of the assets

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At December 31, 2006, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $294, $155, $109, $82 and $59 for the years 2007, 2008, 2009, 2010 and 2011 respectively, and $107 for subsequent years and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $10. Net rental expense under operating leases was $282 in 2006, $265 in 2005, and $272 in 2004.

Asset Retirement Obligations

The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies. The company’s asset retirement obligation liabilities were $62 and $58 at December 31, 2006 and 2005, respectively.

Litigation

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

	Status of Cases at December 31,
	2006	2005	2004
Filed	—	—	1
Resolved	3	30	4
Pending	60	63	93

In March 2006, DuPont settled the only case pending in Australia alleging plant damage for about 375 thousand dollars. Nine cases are pending in Florida state court, involving allegations that Benlate® caused crop damage. The court dismissed for failure to prosecute one of the nine cases in November 2006 on DuPont’s motion. Plaintiffs are expected to appeal. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs as well as DuPont have filed post trial motions and DuPont will appeal the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.

Twenty-three of the pending cases seek to reopen settlements with the company by alleging that the company committed fraud and misconduct, as well as violations of federal and state racketeering laws. The dismissal of 16 of the reopener cases by the Florida federal court was affirmed by the 11th Circuit Court of Appeals in late 2006. Plaintiffs have until the end of February 2007 to appeal. DuPont settled one of the two cases pending in Florida state court for 200 thousand dollars in September 2006. In December 2005, the Ninth Circuit Court of Appeals reversed the Hawaii federal court’s dismissal of the five reopener cases before it. These five cases are consolidated for trial to begin in April 2007. The remaining case in Hawaii state court was settled in part for $1.2. The remainder of this case was dismissed on DuPont’s motion. Plaintiffs have appealed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

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

Twenty-six cases involving damage to shrimp are pending against the company in state court in Florida. The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus and in no way involve Benlate® OD. One case was tried in late 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company’s favor in both cases. Plaintiffs have filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. Hearings regarding the motion for sanctions have concluded, but a ruling has not been issued as of December 31, 2006.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2006, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. As of December 31, 2006, the company has reserves of $1.5 related to Benlate® litigation matters.

PFOA

Environmental Actions Involving the Washington Works Site and Surrounding Area

In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont will conduct a survey and perform sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to install water treatment systems if PFOA levels at or above 0.5 ppb are detected.

In 2001, DuPont and the West Virginia Department of Environmental Protection (WVDEP) signed a multimedia Consent Order (the WV Order) that required environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result, in 2002, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water, a soil screening level of 240 parts per million, a screening level of 1 microgram per cubic meter for air and a screening level of 1360 ppb for aquatic life. Under the WV Order, sanctions could be imposed if any of the screening levels were exceeded. Based on sampling through 2006 and air dispersion modeling, DuPont has not exceeded these screening levels. The company has agreed to conduct annual sampling in 2007 for the City of Parkersburg. In addition, environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP and the Division of Health and Human Resources, (the Ohio MOU). Additional monitoring was conducted in Ohio through 2006. In late 2005 DuPont and EPA entered into a Memorandum of Understanding (EPA MOU) that requires DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. At December 31, 2006, DuPont has established reserves of about $1 to fund its activities under the WV Order, EPA MOU and Order on Consent.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

EPA Administrative Complaints

In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The first complaint related to information about PFOA for a period beginning in June 1981 through March 2001; the second related to information about PFOA for a period beginning in late July 2004 to mid-October 2004. In December 2005, the parties entered into a settlement agreement to resolve the original counts set forth in the complaints and the additional counts raised by the EPA in 2005. As a result in 2005, the company established reserves of $16.5 to fund its obligations under the settlement agreement. The agreement requires the company to pay civil fines of $10.25 and fund two Supplemental Environmental Projects at a total cost of $6.25. The company paid the civil fines of $10.25 in January 2006 and expects to complete the projects by December 27, 2008.

Department of Justice: Grand Jury Subpoena

On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ), relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. DuPont has been and will continue to be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue into 2007. Several former DuPont employees have been subpoenaed to testify before the grand jury.

Class Actions: Drinking Water

In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established reserves of $108 in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion (ppb) or greater of PFOA from any of six designated public water sources or from sole source private wells.

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health study is estimated to cost $15, of which $5 was originally placed in an interest-bearing escrow account. As of 2006, the expected timeframe to complete the study is four to six years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts until the science panel determines that PFOA does not cause disease or applicable water standards can be met without such treatment. At December 31, 2006, the estimated cost of constructing, operating and maintaining these systems is $19 of which $10 was originally placed in an interest-bearing escrow account. Also, the company is funding a bottled water program (estimated

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

to cost about $3) for residents in one water district on an interim basis until the installation of the water treatment systems. As a result of payments and activities undertaken related to the settlement agreement during the period, the reserve balance at December 31, 2006 was $26, including $7 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at December 31, 2006, the company had not established any reserves related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.

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

Consumer Products Class Actions

	Status of Cases at December 31,
	2006	2005	2004
Filed	7	15	—
Resolved	—	—	—
Pending	22	15	—

As of December 31, 2006, 22 intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 22 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pretrial proceedings in federal district court for the Southern District of Iowa. The proceedings in this court will include the central question of whether these cases can proceed as class actions. A ruling on this issue is expected in 2007.

The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing “to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers” and that DuPont has liability based on state law theories of negligence and strict liability. The actions allege that Teflon® contained or released harmful and dangerous substances; including a chemical

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

(PFOA) alleged to have been determined to be “likely” to cause cancer in humans. The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys’ fees and other relief. In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. A ruling on this motion is expected from the Court in 2007. The plaintiff withdrew its 2006 motion to include all Canadian consumers, not just Quebec residents, of these products as part of the class. Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages.

The company believes that the 22 class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At December 31, 2006, the company had not established any reserves related to these matters.

Elastomers Antitrust Matters

Since 2002, the U.S., European Union and Canadian antitrust authorities have investigated the synthetic rubber markets for possible violations. These investigations included DDE as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets. DDE was a joint venture between The Dow Chemical Company (Dow) and DuPont. DDE and DuPont were named in related civil litigation.

In April of 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE’s response to these investigations and the related litigation and DuPont agreed to a disproportionate share of the venture’s liabilities and costs related to these matters. Consequently, DuPont bears any potential liabilities and costs up to the initial $150. Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers LLC (DPE).

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

In November of 2004, the court approved the settlement reached by DDE and attorneys for the class, of federal antitrust litigation related to PCP for $42, including attorneys’ fees and costs. DDE also reached a settlement with attorneys for the class, of federal antitrust litigation related to EPDM for $24.6, including attorneys’ fees and costs. The court approved the EPDM settlement in May 2005. During the second quarter of 2006, the court-appointed fund administrators returned a portion of the class settlement paid in connection with the PCP class action related to individual claimants that opted out of the class. Including the PCP and EPDM class settlements, net of the PCP class action funds returned to the company, related to civil lawsuits and claims alleging antitrust violations in certain synthetic rubber markets, the company has paid $106 through December 31, 2006. As of December 31, 2006 there are no pending civil lawsuits or claims.

As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow to reflect its share of anticipated losses. At December 31, 2006, the balance of the reserves is $126, which reflects net adjustments made for claimants who opted out of the PCP settlement during the second quarter 2006 and includes $56 for the remaining four installment payments to be made under the plea agreement with the DOJ. Given the uncertainties inherent in predicting the outcome of these

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

matters and the likelihood of additional future claims it is reasonably possible that actual losses may exceed the amount accrued. However, a range of such losses cannot be reasonably estimated at this time.

General

The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters and contract and antitrust claims. Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. For example, in September 2006, a West Virginia state court certified a class action against DuPont seeking damages similar to those listed above allegedly related to a closed zinc smelter. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. The company contests the merits of this case and plans to defend itself vigorously against this and similar cases, if any, in the future. Although it is not possible to predict the outcome of these various lawsuits and claims, management does not anticipate they will have a material adverse effect on the company’s consolidated financial position or liquidity. However, the ultimate liabilities may be significant to results of operations in the period recognized. The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2006 and 2005, the Consolidated Balance Sheet includes a liability of $349 and $343, respectively, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2006.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.	STOCKHOLDERS’ EQUITY

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505. During 2006, there were no purchases of stock under this program. As of December 31, 2006 and 2005, the company has purchased 20.5 million shares at a total cost of $962. Management has not established a timeline for the buyback of the remaining stock under this plan.

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

On July 27, 2006, Goldman Sachs completed its purchase of 75.7 million shares of DuPont’s common stock at a volume weighted average price (VWAP) of $41.99 per share. Upon the conclusion of the agreement in 2006, the company paid $180 in cash to Goldman Sachs to settle the agreement. The final settlement price was based upon the difference between the VWAP per share for the nine-month period, which ended July 27, 2006, and the purchase price of $39.62 per share. The amount paid to settle the contract was recorded as a reduction to Additional paid-in capital during the third quarter 2006. In addition, the company made open market purchases of its shares in the third quarter for $100 at an average price of $42.27 per share, bringing purchases to date under the $5 billion share buyback plan to $3.3 billion.

The company anticipates completing the remaining $1.7 billion of the program, consistent with its financial discipline principles, by the end of 2007.

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2006:

		Held In
Shares of common stock	Issued	Treasury
Balance January 1, 2004	1,084,325,552	(87,041,427)
Issued	7,656,496	—
Treasury stock
Acquisition	—	(10,600,000)
Retirement	(10,600,000)	10,600,000
Balance December 31, 2004	1,081,382,048	(87,041,427)
Issued	10,933,652	—
Treasury stock
Acquisition	—	(85,664,134)
Retirement	(85,664,134)	85,664,134
Balance December 31, 2005	1,006,651,566	(87,041,427)
Issued	4,823,253	—
Treasury stock
Acquisition	—	(2,365,683)
Retirement	(2,365,683)	2,365,683
Balance December 31, 2006	1,009,109,136	(87,041,427)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pretax, tax and after-tax effects of the components of Other comprehensive income/(loss) are shown below:

	Pretax	Tax	After-tax
2006
Cumulative translation adjustment	$77	$—	$77
Net revaluation and clearance of cash flow hedges to earnings	24	(9)	15
Minimum pension liability adjustment (see Note 22)	160	(54)	106
Net unrealized gains on securities	11	(3)	8
Other comprehensive income	$272	$(66)	$206
2005
Cumulative translation adjustment	$(109)	$—	$(109)
Net revaluation and clearance of cash flow hedges to earnings	(3)	1	(2)
Minimum pension liability adjustment	7	20	27
Net unrealized losses on securities	(17)	6	(11)
Other comprehensive loss	$(122)	$27	(95)
2004
Cumulative translation adjustment	$74	$—	$74
Net revaluation and clearance of cash flow hedges to earnings	19	(7)	12
Minimum pension liability adjustment	1,920	(675)	1,245
Net unrealized gains on securities	11	(4)	7
Other comprehensive income	$2,024	$(686)	$1,338

Balances of related after-tax components comprising Accumulated other comprehensive loss are summarized below:

December 31,	2006	2005	2004
Cumulative translation adjustment	$156	$79	$188
Net revaluation and clearance of cash flow hedges to earnings	17	2	4
Minimum pension liability adjustment	—	(594)	(621)
Net unrealized gains/(losses) on securities	3	(5)	6
Pension benefits
Net gains/(losses)	(2,022)	—	—
Net prior service cost	(130)	—	—
Other benefits
Net gains/(losses)	(720)	—	—
Net prior service cost	829	—	—
	$(1,867)	$(518)	$(423)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

22.	EMPLOYEE BENEFITS

The company offers various postretirement benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Pensions

The company has both funded and unfunded noncontributory defined benefit pension plans covering substantially all U.S. employees. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The company’s funding policy is consistent with the funding requirements of federal laws and regulations.

Pension coverage for employees of the company’s non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, under insurance policies, or remain unfunded.

Other Postretirement Benefits

The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans are unfunded and the cost of the approved claims are paid from company funds. Essentially all of the cost and liabilities are attributable to the U.S. parent company plans. These plans are contributory with pensioners and survivors’ contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company’s portion of the medical and dental cost coverage.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company’s postretirement plans is as follows:

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$22,935	$21,757	$4,089	$4,807
Service cost	388	349	33	33
Interest cost	1,192	1,160	215	261
Plan participants’ contributions	9	11	145	123
Actuarial loss (gain)	(609)	1,537	240	(600)
Foreign currency exchange rate changes	365	(402)	—	1
Benefits paid	(1,506)	(1,503)	(467)	(518)
Amendments	(1)	3	—	(19)
Net effects of acquisitions/divestitures	76	23	—	1
Benefit obligation at end of year	$22,849	$22,935	$4,255	$4,089
Change in plan assets
Fair value of plan assets at beginning of year	$19,792	$18,250	$—	$—
Actual gain on plan assets	3,056	2,038	—	—
Foreign currency exchange rate changes	250	(261)	—	—
Employer contributions	280	1,253	322	395
Plan participants’ contributions	9	11	145	123
Benefits paid	(1,506)	(1,503)	(467)	(518)
Net effects of acquisitions/divestitures	28	4	—	—
Fair value of plan assets at end of year	$21,909	$19,792	$—	$—
Funded status
U.S. plans with plan assets	$892	$(1,335)	$—	$—
Non-U.S. plans with plan assets	(317)	(385)	—	—
All other plans	(1,515)[1]	(1,423)[1]	(4,255)	(4,089)
Total	$(940)	$(3,143)	$(4,255)	$(4,089)
Unrecognized prior service cost[2]	—	211	—	(1,432)
Unrecognized actuarial loss[2]	—	5,275	—	860
Unrecognized transition asset[2]	—	(2)	—	—
Net amount recognized	$(940)	$2,341	$(4,255)	$(4,661)
Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets	$1,040	$3,280	—	—
Intangible assets	—	28	—	—
Other accrued liabilities	(136)	(60)	(338)	(350)
Other liabilities	(1,844)	(1,750)	(3,917)	(4,311)
Accumulated other comprehensive loss	—	843	—	—
Net amount recognized	$(940)	$2,341	$(4,255)	$(4,661)

1	Includes pension plans maintained around the world where full funding is not permissible or customary.

2	On December 31, 2006, the company adopted prospectively SFAS 158 and as required the December 31, 2006 effects are recognized as a component of the ending balance of Accumulated other comprehensive loss.

	Pension Benefits	Other Benefits
Net loss	$3,070	$1,053
Prior service cost/(benefit)	181	(1,276)
	$3,251	$(223)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The accumulated benefit obligation for all pension plans is $20,880 and $20,789 at December 31, 2006, and 2005, respectively.

Information for pension plans with projected benefit
obligation in excess of plan assets	2006[1]	2005
Projected benefit obligation	$4,630	$22,268
Accumulated benefit obligation	4,140	20,177
Fair value of plan assets	2,650	19,026

1	The significant reduction in obligations and assets for 2006 resulted from a change in funded status of the principal U.S. pension plan. For 2006, assets exceeded the projected benefit obligation and as a result, the obligations and assets for 2006 for the plan are not included in the table above.

Information for pension plans with accumulated benefit
obligations in excess of plan assets	2006	2005
Projected benefit obligation	$4,018	$4,219
Accumulated benefit obligation	3,691	3,838
Fair value of plan assets	2,113	2,088

	Pension Benefits
Components of net periodic benefit cost (credit)	2006	2005	2004
Service cost	$388	$349	$351
Interest cost	1,192	1,160	1,198
Expected return on plan assets	(1,648)	(1,416)	(1,343)
Amortization of transition asset	(1)	(1)	(5)
Amortization of net loss	228	304	306
Amortization of prior service cost	29	37	42
Curtailment/settlement (gain) loss	3	(1)	448
Net periodic benefit cost	$191	$432	$997

	Other Benefits
Components of net periodic benefit cost (credit)	2006	2005	2004
Service cost	$33	$33	$36
Interest cost	215	261	266
Amortization of net loss	46	79	56
Amortization of prior service benefit	(156)	(155)	(163)
Curtailment/settlement gain	—	—	(436)
Net periodic benefit cost	$138	$218	$(241)

The estimated pretax net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into Net periodic benefit cost during 2007 are $115

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

and $18, respectively. The estimated pretax net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2007 are $62 and $(156), respectively.

Weighted-average assumptions used to determine	Pension Benefits		Other Benefits
benefit obligations at December 31,	2006	2005	2006	2005
Discount rate	5.56%	5.30%	5.75%	5.50%
Rate of compensation increase	4.32%	4.31%	4.50%	4.50%

Weighted-average assumptions used to determine net	Pension Benefits		Other Benefits
periodic benefit cost for the years ended December 31,	2006	2005	2006	2005
Discount rate	5.43%	5.58%	5.50%	5.75%
Expected return on plan assets	8.74%	8.74%	—	—
Rate of compensation increase	4.31%	4.29%	4.50%	4.50%

The discount rate and the rate of compensation increase used to determine the benefit obligation in the U.S. are 5.75 percent and 4.50 percent, respectively, for 2006 and 5.50 percent and 4.50 percent, respectively for 2005. For determining U.S. plans’ net periodic costs, the discount rate, expected return on plan assets and the rate of compensation increase are 5.50 percent, 9.0 percent and 4.50 percent for 2006 and 5.75 percent, 9.0 percent and 4.50 percent for 2005. The discount rate for determining the principal U.S. pension plan’s Net periodic benefit cost was increased to 6 percent as of August 31, 2006 due to remeasurement.

In August 2006, the company announced major changes to its principal U.S. pension plan. Covered employees on the rolls as of December 31, 2006 will continue to accrue benefits in the principal U.S. pension plan, but at a reduced rate of one-third of its current level effective January 1, 2008. In addition, company-paid postretirement survivor benefits for these employees will not continue to grow after December 31, 2007. Covered employees hired after December 31, 2006 will not participate in the principal U.S. pension plan. As a result of this plan amendment, the company was required to remeasure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the remeasurement date. Better than expected return on plan assets and a higher discount rate of 6 percent decreased pretax pension expense for 2006 by $72.

The company utilizes published long-term high quality corporate bond indices to determine the discount rate at measurement date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by (a) historical real returns (net of inflation) for the asset classes covered by the investment policy and (b) projections of inflation over the long-term period during which benefits are payable to plan participants. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Assumed health care cost trend rates at December 31,	2006	2005
Health care cost trend rate assumed for next year	10%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2011

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$6	$(3)
Effect on postretirement benefit obligation	82	(55)

In 2005, the company updated the mortality tables used for most U.S. plans. The impacts of this change in mortality tables and lower discount rates were more than offset by the effects of favorable investment and other economic experience under these plans.

Plan Assets

The strategic asset allocation targets of the company’s pension plans as of December 31, 2006, and the weighted average asset allocation of these plans at December 31, 2006, and 2005, by asset category are as follows:

		Plan Assets at
	Strategic	December 31,
Asset Category	Target	2006	2005
Equity securities	58%	57%	59%
Debt securities	30%	29%	30%
Real estate	5%	5%	4%
Other*	7%	9%	7%
Total	100%	100%	100%

*Mainly private equity and private debt.

Essentially all pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset liability modeling. The general principles guiding investment of U.S. pension assets are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company’s investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a significant portion of non-U.S. plan assets are managed by

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

investment professionals employed by the company. The remaining assets are managed by professional investment firms unrelated to the company. The company’s pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the company. Plans invest in securities from a variety of countries to take advantage of the investment opportunities that a global portfolio presents and to increase portfolio diversification. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as “derivatives.” Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The company’s pension plans directly held $486 (2 percent of total plan assets) and $426 (2 percent of total plan assets) of DuPont common stock at December 31, 2006 and 2005, respectively.

Cash Flow

Contributions

In 2006, the company contributed $280 to its pension plans. No contributions were required or made to the principal U.S. pension plan trust fund in 2006 and no contributions are required or expected to be made to this Plan in 2007. The company will continue to monitor asset values during the year. The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for single-employer defined benefit pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements become effective for plan years beginning after December 31, 2007. Although significant regulatory guidance will be required prior to the Act’s effective date, the company does not anticipate that the Act will have a material near-term impact on its required contributions. The company expects to contribute approximately $290 in 2007 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of $338 in 2007 under its other postretirement benefit plans.

In 2005, the company made contributions of $1,253 to its pension plans, including a $1,000 contribution to its principal U.S. pension plan. In 2004, the company made contributions of $709 to its pension plans, including a $300 contribution to its principal U.S. pension plan.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2007	$1,522	$338
2008	1,464	336
2009	1,452	334
2010	1,444	331
2011	1,457	323
Years 2012 – 2016	7,510	1,512

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Defined Contribution Plan

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. Under the plan, the company will contribute an amount equal to 50 percent of the first 6 percent of the employee’s contribution election. The company’s contributions to the Plan were $52, $51 and $53 for years ended December 31, 2006, 2005, and 2004, respectively. The company’s contributions vest immediately upon contribution to the Plan. In addition, the company made contributions of $34, $30 and $29 for years ended December 31, 2006, 2005 and 2004, respectively, to defined contributions plans other than The Savings and Investment Plan.

Effective January 1, 2007, for covered employees hired on that date or thereafter and effective January 1, 2008, for covered employees on the rolls as of December 31, 2006, the company will contribute 100 percent of the first 6 percent of the employee’s contribution election and also contribute 3 percent of the employee’s eligible compensation. In addition, the definition of eligible compensation has been expanded to be consistent with the definition of eligible compensation in the pension plan. This enhanced savings plan was adopted in connection with the changes to the principal U.S. pension plan discussed above.

23.	COMPENSATION PLANS

The DuPont Stock Performance Plan provides for long-term incentive grants of stock options, time-vested restricted stock units and performance-based restricted stock units to key employees.

Effective January 1, 2006, the company adopted SFAS 123R using the modified prospective application transition method. Because the company adopted the fair value recognition provisions of SFAS 123R prospectively on January 1, 2003, the adoption of SFAS 123R did not have a material impact on the company’s financial position or results of operations. Prior to adoption of SFAS 123R, the nominal vesting approach was followed for all awards. Upon adoption of SFAS 123R on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant. Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company’s results of operations. Prior to the adoption of SFAS 123R, the company reported the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The fair value based method has been applied to all unvested outstanding awards in 2006. The following table illustrates the effect on net income and earnings per share in 2005 and 2004 as if the fair value based method had been applied to all outstanding awards in each period.

	2005	2004
Net income, as reported	$2,056	$1,780
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	65	77
Pro forma net income	$2,054	$1,752
Earnings per share:
Basic — as reported	$2.08	$1.78
Basic — pro forma	$2.08	$1.75
Diluted — as reported	$2.07	$1.77
Diluted — pro forma	$2.06	$1.73

The total stock-based compensation cost included in the Consolidated Income Statements was $140, $90 and $69 for 2006, 2005 and 2004, respectively. The income tax benefits related to stock-based compensation arrangements were $46, $27 and $20 for 2006, 2005 and 2004, respectively.

The maximum number of shares that may be granted subject to option or in the form of time-vested and performance-based restricted stock units for any consecutive five-year period is 72 million shares. Of the 72 million shares, 12 million may be time-vested and/or performance-based restricted stock units. At December 31, 2006, approximately 44 million shares were authorized for future grant under the company’s plan. The company’s Compensation Committee determines the long-term incentive mix, including stock options, time-vested and performance-based restricted stock units and may authorize new grants annually.

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

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2006, 2005 and 2004 was $7.28, $8.78 and $8.18, respectively.

	2006	2005	2004
Dividend yield	3.8%	2.9%	3.2%
Volatility	25.02%	23.35%	26.4%
Risk-free interest rate	4.4%	3.7%	3.0%
Expected life (years)	4.5	4.5	4.5

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

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

Stock Option awards as of December 31, 2006, and changes during the year then ended were as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Term	Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Outstanding, December 31, 2005	92,943	$46.90
Granted	6,205	$39.33
Exercised	(3,726)	$40.09
Forfeited	(310)	$42.75
Cancelled	(2,355)	$43.78
Outstanding, December 31, 2006*	92,757	$46.76	3.55	$386,804
Exercisable, December 31, 2006	73,790	$46.32	3.43	$313,647

*	Includes 12.3 million and 8.3 million options outstanding from the 2002 and 1997 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50 and $52.50, respectively.

On January 28, 2007, 12.8 million options granted on January 29, 1997, expired unexercised and were cancelled.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company’s stock. Total intrinsic value of options exercised for 2006, 2005 and 2004 were $22, $143 and $115, respectively. In 2006, the company realized a tax benefit of $6.5 from options exercised.

As of December 31, 2006, $35 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.38 years.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company also grants performance-based restricted stock units to senior leadership. Vesting occurs upon attainment of pre-established corporate revenue growth and return on investment objectives versus peer companies at the end of a three-year performance period. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. During 2006, there were 361,100 performance-based restricted stock units granted at a weighted average grant date fair value of $39.31. The fair value of time-vested and performance-based restricted stock units is based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of time-vested and performance-based restricted stock units as of December 31, 2006 and 2005 are shown below. The table also includes restricted stock units for the Board of Directors that are settled in cash.

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
	(in thousands)	(per share)
Nonvested, December 31, 2005	2,086	$45.59
Granted	2,050	$39.47
Exercised	(515)	$45.17
Forfeited	(143)	$41.59
Nonvested, December 31, 2006	3,478	$41.94

As of December 31, 2006, there was $49 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.76 years. The total fair value of shares vested during 2006, 2005 and 2004 was $23, $15 and $2, respectively.

Awards under the company’s Global Variable Compensation Plan may be granted in stock and/or cash to employees who have contributed most to the company’s success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $153 for 2006, $129 for 2005 and $165 for 2004. Amounts credited to the Global Variable Compensation Fund are dependent on company earnings and are subject to maximum limits as defined by the plan. In accordance with the terms of the Global Variable Compensation Plan, approximately 1,136,000 shares of common stock are awaiting delivery from awards for 2006 and prior years.

In addition, the company has other variable compensation plans under which cash awards may be granted. The most significant of these plans are the company’s U.S. Regional Variable Compensation Plan and Pioneer’s Annual Reward Program Plan. Such awards were $60 for 2006, $69 for 2005, and $85 for 2004.

24. INVESTING ACTIVITIES

Investments

During 2006, the company invested in 5 businesses for a cost of $60, net of cash acquired. During 2005, the company invested in 12 businesses for a cost of $206, net of cash acquired. During 2004, the company invested in 13 businesses for a cost of $119, net of cash acquired. The results of these investments have been included in the Consolidated Financial Statements from the respective dates of investment. Goodwill recognized in these transactions amounted to $18, $5 and $28 in 2006, 2005 and 2004, respectively. Identified

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

intangibles included in these transactions amounted to $93, $40 and $86 in 2006, 2005 and 2004, respectively. These investments did not have a material effect on the Consolidated Financial Statements.

Proceeds from Sales of Assets

During 2006, the company received proceeds from the sale of assets, net of cash sold, of $148. These transactions were not significant on an individual basis.

Proceeds from sales of assets, net of cash sold, in 2005 were $312 which principally included $110 from the sale of the company’s share in DuPont Sabanci International, LLC and $98 from the sale of the company’s remaining interest in DuPont Photomasks, Inc.

During 2004, the company received proceeds from the sale of assets, net of cash sold, of $3,908, primarily attributed to $3,840 from the sale of Textiles & Interiors assets. See Note 6 for further information.

25. DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Objectives and Strategies for Holding Derivative Instruments

Under procedures and controls established by the company’s Financial Risk Management Framework, the company enters into contractual arrangements (derivatives) in the ordinary course of business to reduce its exposure to foreign currency, interest rate and commodity price risks. The framework has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. Derivative instruments utilized during the period include forwards, options, futures and swaps. The company has not designated any nonderivatives as hedging instruments.

The framework sets forth senior management’s financial risk management philosophy and objectives through a Corporate Financial Risk Management Policy. In addition, the policy establishes oversight committees and risk management guidelines that authorize the use of specific derivative instruments and further establishes procedures for control and valuation, counterparty credit approval and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company does not anticipate nonperformance by counterparties to these contracts and no material loss would be expected from such nonperformance. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The company hedges foreign currency denominated monetary assets and liabilities, certain business specific foreign currency exposures and certain energy feedstock purchases. In addition, the company enters into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.

Fair Value Hedges

During the year ended December 31, 2006, the company has maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments which allows the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest expense. The company maintains no other fair value hedges.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to commodity price risk. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, ethane, corn, soybeans and soybean meal. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

Hedges of inventory purchases are reported as a component of Cost of goods sold and other operating charges.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2006 is a pretax gain of $1. During 2006, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The following table summarizes the effect of cash flow hedges on Accumulated other comprehensive loss for 2006:

	Pretax	Tax	After-tax
Beginning balance	$3	$(1)	$2
Additions and revaluations of derivatives designated as cash flow hedges	14	(6)	8
Clearance of hedge results to earnings	10	(3)	7
Ending balance	$27	$(10)	$17
Portion of ending balance expected to be reclassified into earnings over the next twelve months	$18	$(6)	$12

Hedges of Net Investment in a Foreign Operation

During the year ended December 31, 2006, the company did not maintain any hedges of net investment in a foreign operation.

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

Currency Risk

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to monetary assets and liabilities of its operations that are denominated in currencies other than the designated functional currency. The primary business objective is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.

From time to time, the company will enter into forward exchange contracts to establish with certainty the functional currency amount of future firm commitments denominated in another currency. Decisions regarding

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Forward exchange contracts are also used to manage near-term foreign currency cash requirements and to place foreign currency deposits and marketable securities investments.

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

At December 31, 2006, the company had entered into interest rate swap agreements with total notional amounts of approximately $1,800, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on three- or six-month USD LIBOR.

Interest rate swaps did not have a material effect on the company’s overall cost of borrowing at December 31, 2006 and 2005. See Note 18 for additional descriptions of interest rate swaps.

Commodity Price Risk

The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

26.  GEOGRAPHIC INFORMATION

	2006		2005		2004
	Net	Net	Net	Net	Net	Net
	Sales[1]	Property[2]	Sales[1]	Property[2]	Sales[1]	Property[2]
United States	$11,123	$7,410	$11,129	$7,119	$11,591	$7,147
Europe
Belgium	$218	$175	$200	$144	$231	$133
Germany	1,826	319	2,040	359	2,047	390
France	992	120	986	124	996	130
Italy	832	26	799	26	876	28
Luxembourg	60	200	53	186	39	188
The Netherlands	213	283	192	287	175	215
Spain	455	162	457	189	504	208
United Kingdom	617	147	657	124	697	70
Other	2,708	276	2,312	251	2,428	248
Total Europe	$7,921	$1,708	$7,696	$1,690	$7,993	$1,610
Asia Pacific
China/Hong Kong	$1,415	$209	$1,198	$175	$1,197	$138
India	345	16	287	18	287	15
Japan	1,103	114	1,107	110	1,183	100
Taiwan	447	116	391	112	564	107
Korea	569	78	563	63	526	54
Singapore	150	38	147	46	168	53
Other	730	46	822	45	800	51
Total Asia Pacific	$4,759	$617	$4,515	$569	$4,725	$518
Canada & Latin America
Brazil	$1,191	$275	$1,055	$270	$920	$251
Canada	921	117	897	171	875	243
Mexico	810	192	698	198	581	169
Argentina	271	30	241	29	232	29
Other	425	149	408	263	423	257
Total Canada & Latin America	$3,618	$763	$3,299	$931	$3,031	$949
Total	$27,421	$10,498	$26,639	$10,309	$27,340	$10,224

1	Net sales are attributed to countries based on location of customer.

2	Includes property, plant and equipment less accumulated depreciation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

27.  SEGMENT INFORMATION

The company has six reportable segments. Five of the segments constitute the company’s growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials and Safety & Protection. The sixth segment, Pharmaceuticals, is limited to income from the company’s interest in two drugs, Cozaar® and Hyzaar®. Beginning in 2005, financial transactions related to the remaining assets of Textiles & Interiors are included in Other.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains and soy protein); Coatings & Color Technologies (automotive finishes, industrial coatings and white pigments); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Pharmaceuticals (representing the company’s interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as Other income); and Safety & Protection (specialty and industrial chemicals, nonwovens, aramids and solid surfaces). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years’ data have been reclassified to reflect the 2006 organizational structure. In addition, Segment Pretax operating income and Segment net assets for 2005 and 2006 include the company’s retrospective adoption of FSP AUG AIR-1, relating to planned major maintenance activities, effective January 1, 2005. Additional details regarding this change can be found in Note 1. Segment sales include transfers and a pro rata share of equity affiliates’ sales. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net permanent investment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets which is discussed in Note 5. Expenditures for long-lived assets exclude Investments in affiliates and include payments for Property, plant and equipment as part of business acquisitions (see Note 24).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Coatings &	Electronic &			Safety	Textiles
	&	Color	Communication	Performance	Pharma-	&	&
	Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Interiors	Other	Total
2006
Segment sales	$6,329	$6,309	$3,814	$6,892	$—	$5,584	N/A	$57	$28,985
Less transfers	—	(49)	(109)	(65)	—	(82)	N/A	—	(305)
Less equity affiliate sales	(88)	(19)	(241)	(823)	—	(88)	N/A	—	(1,259)
Net sales	6,241	6,241	3,464	6,004	—	5,414	N/A	57	27,421
Pretax operating income (loss)	507	795	589	627	819	1,080	N/A	(134)	4,283
Depreciation and amortization	448	220	159	191	—	187	N/A	3	1,208
Equity in earnings of affiliates	(2)	1	44	13	—	19	N/A	(5)	70
Segment net assets	6,126	3,959	2,476	3,817	200	3,032	N/A	112	19,722
Affiliate net assets	51	10	301	715	40	91	N/A	41	1,249
Expenditures for long-lived assets	224	370	212	245	—	320	N/A	7	1,378

2005
Segment sales	$6,394	$6,082	$3,658	$6,750	$—	$5,230	N/A	$52	$28,166
Less transfers	—	(48)	(99)	(74)	—	(73)	N/A	—	(294)
Less equity affiliate sales	(76)	(27)	(251)	(794)	—	(85)	N/A	—	(1,233)
Net sales	6,318	6,007	3,308	5,882	—	5,072	N/A	52	26,639
Pretax operating income (loss)	862	528	571	523	751	982	N/A	(78)	4,139
Depreciation and amortization	443	207	156	200	—	181	N/A	—	1,187
Equity in earnings of affiliates	(2)	1	37	29	—	17	N/A	9	91
Segment net assets	6,085	3,567	2,296	3,602	169	2,689	N/A	148	18,556
Affiliate net assets	41	5	283	756	43	84	N/A	58	1,270
Expenditures for long-lived assets	283	287	185	185	—	266	N/A	2	1,208

2004
Segment sales	$6,244	$5,885	$3,422	$6,633	$—	$4,696	$3,250	$44	$30,174
Less transfers	—	(50)	(88)	(102)	—	(90)	(210)	(13)	(553)
Less equity affiliate sales	(79)	(46)	(284)	(876)	—	(64)	(932)	—	(2,281)
Net sales	6,165	5,789	3,050	5,655	—	4,542	2,108	31	27,340
Pretax operating income (loss)	769	698	212	295	681	837	(515)	(242)	2,735
Depreciation and amortization	434	204	154	234	—	179	—	—	1,205
Equity in earnings of affiliates	(4)	3	29	(100)	—	13	71	(2)	10
Segment net assets	6,318	3,687	2,304	3,721	159	2,645	403	218	19,455
Affiliate net assets	38	17	383	773	36	74	355	10	1,686
Expenditures for long-lived assets	238	213	139	214	—	215	63	1	1,083

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

Pretax operating income to income before income taxes and minority interests	2006	2005	2004
Total segment PTOI	$4,283	$4,139	$2,735
Net exchange (losses)/gains (includes affiliates)	(4)	445	(411)
Corporate expenses and interest	(950)	(1,021)	(882)
Income before income taxes and minority interests	$3,329	$3,563	$1,442

Segment net assets to total assets	2006	2005	2004
Total segment net assets	$19,722	$18,556	$19,455
Corporate assets[1]	5,876	8,144	9,704
Liabilities included in net assets	6,179	6,591	6,473
Total assets	$31,777	$33,291	$35,632

1	Pension assets are included in corporate assets. The balance at December 31, 2006 reflects the adoption of SFAS 158 (See Note 2).

	Segment		Consolidated
Other items	Totals	Adjustments	Totals
2006
Depreciation and amortization	$1,208	$176	$1,384
Equity in earnings of affiliates	70	(20)	50
Affiliate net assets	1,249	(446)	803
Expenditures for long-lived assets	1,378	154	1,532
2005
Depreciation and amortization	$1,187	$171	$1,358
Equity in earnings of affiliates	91	17	108
Affiliate net assets	1,270	(426)	844
Expenditures for long-lived assets	1,208	132	1,340
2004
Depreciation and amortization	$1,205	$142	$1,347
Equity in earnings of affiliates	10	(49)	(39)
Affiliate net assets	1,686	(652)	1,034
Expenditures for long-lived assets	1,083	149	1,232

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details

2006 includes the following pretax benefits (charges):

Agriculture & Nutrition[a,c,d,g]	$(119)
Coatings & Color Technologies[a,b,c,f]	(7)
Electronic & Communication Technologies[a,c]	5
Performance Materials[a,c,h]	(33)
Safety & Protection[a,b,c,e]	(27)
$(181)

a	In the fourth quarter 2006, the company changed its practice relating to cutoff for certain transactions (see Note 1). The impact of these changes in the fourth quarter and full year 2006 is a reduction to net sales of $107 and a net pretax charge of $58. The pretax charge amount by segment was: Agriculture & Nutrition — $5; Coatings & Color Technologies — $17; Electronic & Communication Technologies — $5; Performance Materials — $18; and Safety & Protection — $13, respectively.

b	Includes insurance recoveries relating to the damage suffered from hurricane Katrina in 2005. Pretax amounts by segment were: Coatings & Color Technologies — $123 and Safety & Protection — $20.

c	Includes a benefit of $61 of insurance recoveries, net of fees, which relate to asbestos litigation expenses incurred by the company in prior periods. Pretax amounts by segment for the insurance recoveries were: Agriculture & Nutrition — $7; Coatings & Color Technologies — $19; Electronic & Communication Technologies — $10; Performance Materials — $12; and Safety & Protection — $13.

d	Includes a restructuring charge of $194 in the Agriculture & Nutrition segment. See Note 5 for more details.

e	Includes an asset impairment charge of $47 associated with an underperforming industrial chemicals asset held for sale within the Safety & Protection segment.

f	Includes a net restructuring charge of $132 in the Coatings & Color Technologies segment. See Note 5 for more details.

g	Includes income of $73 in the Agriculture & Nutrition segment related to technology transfers, licensing agreements and asset sales.

h	Includes a charge of $27 in the Performance Materials segment to writedown certain manufacturing assets to estimated fair value.

2005 includes the following pretax benefits (charges):

Coatings & Color Technologies[a]	$(116)
Electronic & Communication Technologies[b]	48
Performance Materials[a,c]	21
Safety & Protection[a]	(27)
Other[d]	62
$(12)

a	Includes charges of $160 for damaged facilities, inventory write-offs, clean-up costs and other costs related to the Hurricanes, in the following segments: Coatings & Color Technologies — $116; Performance Materials — $17; and Safety & Protection — $27.

b	Reflects a gain from the sale of the company’s equity interest in DuPont Photomasks, Inc.

c	Includes a gain of $25 resulting from the disposition of certain assets of DDE to Dow; and operating income of $47 related to certain assets that were disposed of on June 30, 2005. The gain is partly offset by a charge of $34 related to the shutdown of an U.S. manufacturing facility.

d	Reflects a net gain from the disposition of four equity affiliates associated with the separation of Textiles & Interiors, partly offset by other separation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2004 includes the following pretax charges:

Agriculture & Nutrition[a,b]	$(34)
Coatings & Color Technologies[a,b,c]	(96)
Electronic & Communication Technologies[a,b,d]	(175)
Performance Materials[a,b,e]	(335)
Safety & Protection[a,b,f]	(70)
Textiles & Interiors[a,g]	(657)
Other[a,b,h]	(103)
$(1,470)

a	Includes a benefit of $22 which reflects changes in estimates related to 2004 and prior years’ restructuring programs in the following segments: Agriculture & Nutrition — $2; Coatings & Color Technologies — $4; Electronic & Communication Technologies — $2; Performance Materials — $1; Safety & Protection — $1; Textiles & Interiors — $10; and Other — $2.

b	Includes charges of $312 to provide severance benefits for approximately 2,700 employees in the following segments: Agriculture & Nutrition — $36; Coatings & Color Technologies — $64; Electronic & Communication Technologies — $42; Performance Materials — $45; Safety & Protection — $29; and Other — $96.

c	Includes a charge of $36 to provide for an automotive refinish litigation settlement.

d	Includes charges of $108 associated with the proposed settlement of the PFOA class action litigation in West Virginia; and $27 to reflect an other than temporary decline in the value of an investment security.

e	Includes a charge of $268 to provide for anticipated losses associated with DDE antitrust litigation matters and a charge of $23 related to the shutdown of manufacturing assets at a U.S. facility.

f	Includes a charge of $42 related to the impairment of certain European manufacturing assets.

g	Includes a charge of $667 consisting of an agreed upon reduction in sales price; settlement of working capital and other changes in estimates associated with the sale of INVISTA to Koch; an increase in the book value of net assets sold and additional separation costs; and a write-down of an equity affiliate to fair market value.

h	Includes a charge of $29 to write off abandoned technology and a benefit of $20 from insurance proceeds related to Benlate® litigation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

28.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2006[1]
Net Sales	$7,394		$7,442		$6,309		$6,276
Cost of goods sold and other expenses[2]	6,500		6,464		5,895		6,334
Income before income taxes and minority interests	1,050	[4]	1,255		636	[5]	388	[6]
Net income	817		975		485		871	[7]
Basic earnings per share of common stock[3]	0.88		1.05		0.52		0.94
Diluted earnings per share of common stock[3]	0.88		1.04		0.52		0.94
2005[1]
Net Sales	$7,431		$7,511		$5,870		$5,827
Cost of goods sold and other expenses[2]	6,228		6,482		5,839		5,923
Income before income taxes and minority interests	1,494		1,559	[8]	352	[9]	158
Net income (loss)	967		1,015		(80)[10]		154
Basic earnings (loss) per share of common stock[3]	0.97		1.02		(0.09)		0.16
Diluted earnings (loss) per share of common stock[3]	0.96		1.01		(0.09)		0.16
2004
Net Sales	$8,073		$7,527		$5,740		$6,000
Cost of goods sold and other expenses[2]	6,968		7,105		5,614		5,837
Income before income taxes and minority interests	807	[11]	363	[12]	225	[13]	47	[14]
Net income	668		503		331		278
Basic earnings per share of common stock[3]	0.67		0.50		0.33		0.28
Diluted earnings per share of common stock[3]	0.66		0.50		0.33		0.28

1	In the fourth quarter 2006, the company adopted planned major maintenance guidance and retrospectively applied these provisions effective January 1, 2005. The effects of the accounting change on the company’s 2006 and 2005 quarterly results of operations were not material (see Note 1).

2	Excludes interest expense and nonoperating items.

3	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

4	Includes a $135 restructuring charge in Coatings & Color Technologies in connection with the company’s plans to close and consolidate certain manufacturing and laboratory sites within this segment.

5	Includes a $50 benefit resulting from initial insurance recoveries relating to the damage suffered from Hurricane Katrina in 2005.

6	Includes a charge of $58 relating to sales being recorded on a destination basis that were historically recorded when shipped and adjusted accruals that were historically recorded on a lag-month basis, a $194 charge for a restructuring program in Agriculture & Nutrition and a $47 asset impairment charge in Safety & Protection. These charges were partially offset by a $93 benefit resulting from insurance recoveries relating to the damage suffered from hurricane Katrina in 2005, a benefit of $61 resulting from insurance recoveries, net of fees, which relate to asbestos litigation expenses incurred by the company in prior periods and a $90 benefit relating to interest on certain prior year tax contingencies that had been previously reserved.

7	Includes a benefit of $479 for reversals of accruals related to tax settlements, reversals of tax valuation allowances and the finalization of taxes related to the company’s repatriation of foreign earnings under the AJCA.

8	Includes a net gain of $39 primarily relating to the disposition of three equity affiliates associated with the ongoing separation of Textiles & Interiors.

9	Includes a $23 benefit primarily reflecting a gain on the sale of an equity affiliate associated with the ongoing separation of Textiles & Interiors and a $146 charge for hurricane related charges.

10	Includes charges of $320 for estimated income taxes associated with the repatriation of cash under AJCA.

11	Includes a charge of $345, which includes an agreed upon reduction in sales price of $240 and other changes in estimates associated with the sale of INVISTA.

12	Includes a charge of $183 related to the divestiture of INVISTA, which primarily reflects an increase in the book value of net assets sold and additional separation costs.

13	Includes a charge of $61 related to the separation of Textiles & Interiors and a charge of $41 related to the write-down of an equity affiliate to fair market value.

14	Includes a charge of $37 principally related to the settlement of working capital on the sale of INVISTA to Koch.

Information for Investors

Corporate Headquarters

E. I. du Pont de Nemours and Company 1007 Market Street Wilmington, DE 19898 Telephone: 302 774-1000 E-mail: find.info@usa.dupont.com

2007 Annual Meeting

The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 25, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

Stock Exchange Listings

DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K. On May 26, 2006, the company certified to the NYSE that it is not aware of any violations of the NYSE’s Corporate Governance listing standards. The company filed the required certifications under Section 302 of the Sarbanes-Oxley Act with its annual report for the year ended December 31, 2006, on Form 10-K.

DuPont preferred stock is listed on the New York Stock Exchange, Inc. (Symbol DDPrA for $3.50 series and Symbol DDPrB for $4.50 series).

Dividends

Holders of the company’s common stock are entitled to receive dividends when they are declared by the Board of Directors. While it is not a guarantee of future conduct, the company has continuously paid a quarterly dividend since the fourth quarter 1904. Dividends on common stock and preferred stock are usually declared in January, April, July and October. When dividends on common stock are declared, they are usually paid mid March, June, September and December. Preferred dividends are paid on or about the 25th of January, April, July and October.

Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP Two Commerce Square, Suite 1700 2001 Market Street Philadelphia, PA 19103

Shareholder Services

Inquiries from shareholders about stock accounts, transfers, certificates, dividends (including direct deposit and reinvestment), name or address changes and electronic receipt of proxy materials may be directed to DuPont’s stock transfer agent:

Computershare Trust Company, N.A.
P.O. Box 43023
Providence, RI 02940-3023
or call: in the United States and Canada —  888 983-8766 (toll-free)
  other locations-781 575-2724
  for the hearing impaired-
TDD: 800 952-9245 (toll-free)

or visit Computershare’s home page at http://www.computershare.com

Investor Relations

Institutional investors and other representatives of financial institutions should contact:

E. I. du Pont de Nemours and Company DuPont Investor Relations 1007 Market Street-D-11018 Wilmington, DE 19898 or call 302 774-4994

Bondholder Relations

E. I. du Pont de Nemours and Company DuPont Finance 1007 Market Street-D-8028 Wilmington, DE 19898 or call 302 774-8802

DuPont on the Internet

Financial results, news and other information about DuPont can be accessed from the company’s website at http://www.dupont.com. This site includes important information on products and services, financial reports, news releases, environmental information and career opportunities. The company’s periodic and current reports filed with the SEC are available on its website, free of charge, as soon as reasonably practicable after being filed.

Product Information / Referral

From the United States and Canada:

800 441-7515 (toll-free) From other locations: 302 774-1000 E-mail: find.info@usa.dupont.com On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders

The following company reports may be obtained, without charge:

1.	2006 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
  2. Proxy Statement for 2007 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q

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

Online Delivery of Proxy Materials

Registered stockholders and holders of shares in the company’s U.S. employee benefit plans may request their proxy materials electronically in 2008 by visiting www.computershare.com/us/ecomms. Stockholders with brokerage accounts can determine if their brokers offer electronic delivery by visiting www.icsdelivery.com.

Direct Deposit of Dividends

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).