Form 10-Q
period 2007-03-31
DUPONT E I DE NEMOURS & CO
filed 2007-05-02
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes      ☐           No     ☒
923,674,478 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 16, 2007.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
 (Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$7,845	$7,394
Other income, net	316	270

Total	8,161	7,664

Cost of goods sold and other operating charges	5,546	5,337
Selling, general and administrative expenses	838	791
Amortization of intangible assets	56	59
Research and development expense	310	313
Interest expense	99	114

Total	6,849	6,614

Income before income taxes and minority interests	1,312	1,050
Provision for income taxes	365	231
Minority interests in earnings of consolidated subsidiaries	2	2

Net income	$945	$817

Basic earnings per share of common stock	$1.02	$0.88

Diluted earnings per share of common stock	$1.01	$0.88

Dividends per share of common stock	$0.37	$0.37

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

		December 31,
	March 31, 2007	2006
Assets

Current assets
Cash and cash equivalents	$883	$1,814
Marketable debt securities	71	79
Accounts and notes receivable, net	6,813	5,198
Inventories	4,855	4,941
Prepaid expenses	213	182
Income taxes	697	656

Total current assets	13,532	12,870

Property, plant and equipment, net of accumulated depreciation (March 31, 2007 - $15,451; December 31, 2006 - $15,221)	10,425	10,498
Goodwill	2,108	2,108
Other intangible assets	2,436	2,479
Investment in affiliates	790	803
Other assets	3,182	3,019

Total	$32,473	$31,777

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,782	$2,711
Short-term borrowings and capital lease obligations	1,590	1,517
Income taxes	422	178
Other accrued liabilities	3,020	3,534

Total current liabilities	7,814	7,940

Long-term borrowings and capital lease obligations	6,010	6,013

Other liabilities	7,629	7,692

Deferred income taxes	402	269

Total liabilities	21,855	21,914

Minority interests	442	441

Commitments and contingent liabilities	—	—

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2007 - 1,010,645,282; December 31, 2006 - 1,009,109,136	303	303
Additional paid-in capital	8,072	7,797
Reinvested earnings	10,142	9,679
Accumulated other comprehensive loss	(1,851)	(1,867)
Common stock held in treasury, at cost (87,041,427 shares at March 31, 2007 and December 31, 2006)	(6,727)	(6,727)

Total stockholders’ equity	10,176	9,422

Total	$32,473	$31,777

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$945	$817
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	290	286
Amortization of intangible assets	56	59
Contributions to pension plans	(84)	(77)
Other noncash charges and credits, net	73	183
Change in operating assets and liabilities, net	(1,520)	(1,649)

Cash used for operating activities	(240)	(381)

Investing activities
Purchases of property, plant and equipment	(273)	(341)
Investments in affiliates	(11)	(7)
Payments for businesses, net of cash acquired	—	(51)
Proceeds from sales of assets, net of cash sold	27	19
Net decrease in short-term financial instruments	10	40
Forward exchange contract settlements	(41)	8
Other investing activities, net	19	7

Cash used for investing activities	(269)	(325)

Financing activities
Dividends paid to stockholders	(347)	(345)
Net increase in borrowings	41	813
Acquisition of treasury stock	(300)	—
Proceeds from exercise of stock options	250	18
Other financing activities, net	(69)	(54)

Cash (used for) provided by financing activities	(425)	432

Effect of exchange rate changes on cash	3	(6)

Decrease in cash and cash equivalents	$(931)	$(280)

Cash and cash equivalents at beginning of period	1,814	1,736

Cash and cash equivalents at end of period	$883	$1,456

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 1. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year’s data have been made to conform to current year classifications.
Accounting Standards Issued Not Yet Adopted
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under generally accepted accounting principles in the U.S. (GAAP). The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market based” measurement versus an entity-specific measurement, and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively beginning January 1, 2008 and the company is currently evaluating the impact of adoption on its consolidated financial statements.
Note 2. Effect of Adoption of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”
Each year the company files hundreds of income tax returns in the various national, state, and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”.
In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.
In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007. This resulted in a $116 reduction in the previously accrued liabilities and a corresponding $116 increase in Reinvested earnings at January 1, 2007. In accordance with FIN 48, the total amount of global

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
unrecognized tax benefits at January 1, 2007 was $1,070. Of the $1,070 of unrecognized tax benefits, $714 relates to tax positions, which if recognized would reduce tax expense. The total gross accrued interest and penalties at January 1, 2007 was $134. Interest accrued related to unrecognized tax benefits is included in interest income, net of miscellaneous interest expense, under Other income, net. Income tax related penalties are included in the provision for income taxes.
The company and/or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases that may occur within the next twelve months cannot be made.
Note 3. Other Income, Net

	Three Months Ended
	March 31,
	2007	2006
Cozaar®/Hyzaar® income	$224	$168
Royalty income	25	26
Interest income, net of miscellaneous interest expense	22	30
Equity in earnings of affiliates	6	10
Net gains on sales of assets	10	—
Net exchange losses	(21)	(13)
Miscellaneous income and expenses, net	50	49

Total	$316	$270

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pre-tax exchange gains and losses are largely offset by the associated tax impact.
Miscellaneous income and expenses, net, principally includes sales of technology and intangible assets, insurance recoveries, litigation settlements and other miscellaneous items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 4. Restructuring Activities
During the first quarter 2007, there were no changes in estimates related to reserves established for restructuring initiatives recorded in 2006 or in prior years. A complete discussion of all restructuring initiatives is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 5, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

	2006	2004	2002
	Programs	Programs	Programs	Total
Balance at December 31, 2006	$152	$13	$12	$177
Employee separation payments	(16)	(5)	(1)	(22)

Balance at March 31, 2007	$136	$8	$11	$155

Agriculture & Nutrition
As of March 31, 2007, approximately 100 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan.
Coatings & Color Technologies
During the first quarter 2006, a transformation plan was instituted within the Coatings & Color Technologies segment in order to better serve the company’s customers and improve profitability. Restructuring charges resulting from this plan totaled $135. As of March 31, 2007, approximately 900 employees were separated relating to the 2006 Coatings & Color Technologies business transformation plan.
Note 5. Provision for Income Taxes
In the first quarter 2007, the company recorded a tax provision of $365, including $10 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.
In the first quarter 2006, the company recorded a tax provision of $231, including $4 of tax expense associated with the company’s hedging program. Also included in the first quarter 2006 was a net tax benefit of $41 related to the reversal of certain prior year tax contingencies previously reserved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income	$944.9	$817.1
Preferred dividends	(2.5)	(2.5)

Net income available to common stockholders	$942.4	$814.6

Denominator:

Weighted-average number of common shares — Basic	924,020,389	921,213,271

Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	9,247,103	8,587,137

Weighted-average number of common shares — Diluted	933,267,492	929,800,408

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2007	2006
Average Number of Stock Options	21,774,067	79,093,513
The 57.3 million decrease in the average number of stock options that were antidilutive in the first quarter 2007 versus 2006 is primarily due to the increase in the company’s average stock price. Additionally, the 12.8 million stock options that expired unexercised and were cancelled in January 2007 were included in the average number of stock options that were antidilutive in the first quarter 2006.
Note 7. Inventories

	March 31,	December 31,
	2007	2006
Finished products	$3,398	$3,075
Semifinished products	1,206	1,616
Raw materials and supplies	818	804

	5,422	5,495
Adjustment of inventories to a last-in, first-out (LIFO) basis	(567)	(554)

Total	$4,855	$4,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 8. Goodwill and Other Intangible Assets
There were no significant changes in Goodwill for the period ended March 31, 2007.
The gross carrying amounts and accumulated amortization in total and by major class of Other intangible assets are as follows:

	March 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,102	$(1,295)	$807	$2,099	$(1,253)	$846
Patents	149	(49)	100	141	(46)	95
Trademarks	53	(15)	38	53	(14)	39
Other	535	(199)	336	536	(192)	344

	2,839	(1,558)	1,281	2,829	(1,505)	1,324

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	180	—	180	180	—	180
Pioneer germplasm	975	—	975	975	—	975

	$1,155	$—	$1,155	$1,155	$—	$1,155

Total	$3,994	$(1,558)	$2,436	$3,984	$(1,505)	$2,479

The aggregate amortization expense for definite-lived intangible assets was $56 and $59 for the three-month periods ended March 31, 2007 and 2006, respectively. The estimated aggregate pre-tax amortization expense for 2007 and each of the next five years is approximately $225, $210, $180, $145, $140 and $120.
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants to the original purchaser of its products that it will, at its option, repair or replace, without charge, such products if they fail due to a manufacturing defect. The term of these warranties vary (30 days to 10 years) by product. The company’s estimated product warranty liability as of March 31, 2007, is $25. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of March 31, 2007, and December 31, 2006, is $104 and $105, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (Koch), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnifications balance of $104 at March 31, 2007. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At March 31, 2007, the company had directly guaranteed $574 of such obligations, plus $248 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 44 percent of the $274 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at March 31, 2007:

	Short-	Long-
	Term	Term	Total
Obligations for customers, suppliers and other unaffiliated companies [1]
Bank borrowings (terms up to 5 years)	$134	$138	$272
Revenue bonds (term 2 years)	—	2	2
Obligations for equity affiliates [2]
Bank borrowings (terms up to 6 years)	249	23	272
Leases on equipment and facilities (terms up to 4 years)	—	28	28
Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	383	191	574
Obligations for divested subsidiaries and affiliates [3]
Conoco Inc. (Conoco) (terms from 2-20 years)	—	145	145
Consolidation Coal Sales Company (term 4-5 years)	—	103	103
Total obligations for divested subsidiaries and affiliates	—	248	248
	$383	$439	$822

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Residual Value Guarantees
As of March 31, 2007, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $98 at March 31, 2007. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2007, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below.

Number of Cases
Balance at December 31, 2006	60
Filed	—
Resolved	16

Balance at March 31, 2007	44

Nine cases are pending in Florida state court, involving allegations that Benlate® caused crop damage. The court dismissed for failure to prosecute one of the nine cases in November 2006 on DuPont’s motion. Plaintiffs are expected to appeal. Two of the nine cases, involving twenty seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs as well as DuPont have filed post trial motions and DuPont will appeal the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.
The dismissal of 16 of the reopener cases by the Florida federal court was affirmed by the Eleventh Circuit Court of Appeals in late 2006 and these cases were closed during the first quarter of 2007. Therefore, at March 31, 2007, there were 7 pending cases seeking to reopen settlements with the company by alleging that it committed fraud and misconduct, as well as violations of federal and state racketeering laws. Five of these 7 cases were consolidated for trial in Hawaii federal court. On April 24, 2007, during a conference with the presiding judge, the parties reached an agreement in principle to settle the 5 cases for $8.5. In 2005, one of the two other pending cases was settled in part for $1.2 and the Hawaii state court granted DuPont’s motion dismissing the remainder of the case. However, plaintiffs have appealed the dismissal so the case remains pending. There is one case remaining in Florida.
There are two cases involving allegations that Benlate® caused birth defects to children exposed in utero pending before the Delaware state court. In April 2007, DuPont reached a settlement in principle with the six plaintiffs in these two cases as well as 26 other claimants represented by the same attorney. If the settlement is approved by the court and finalized, it will resolve all birth defects claims known by DuPont to exist. The total amount of the settlement is $9.
Twenty six cases involving damage to shrimp are pending against the company in state court in Florida. The company contends that the injuries alleged are attributable to a virus, Taura Syndrome Virus, and in no way involve Benlate® OD. One case was tried in late 2000 and another in early 2001. Both trials resulted in adverse judgments of approximately $14 each. The intermediate appellate court subsequently reversed the adverse verdicts and, in the first quarter of 2005, judgments were entered in the company’s favor in both cases. Plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. The court denied most of the sanctions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of March 31, 2007, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At March 31, 2007, the company has reserves of $15 related to the settlements in principle for the birth defect claims and reopener cases.
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont will conduct a survey and perform sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb.
In 2001, DuPont and the West Virginia Department of Environmental Protection (WVDEP) signed a multimedia Consent Order (the WV Order) that required environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result, in 2002, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water, a soil screening level of 240 parts per million, a screening level of 1 microgram per cubic meter for air and a screening level of 1360 ppb for aquatic life. Under the WV Order, sanctions could be imposed if any of the screening levels were exceeded. Based on sampling through 2006 and air dispersion modeling, DuPont has not exceeded these screening levels. The company has agreed to conduct annual sampling in 2007 for the City of Parkersburg. In addition, environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP and the Division of Health and Human Resources, (the Ohio MOU). Additional monitoring was conducted in Ohio through 2006. In late 2005 DuPont and EPA entered into a Memorandum of Understanding (EPA MOU) that requires DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. At March 31, 2007, DuPont has reserves of about $1 to fund its activities under the WV Order, EPA MOU and Order on Consent.
EPA Administrative Complaints
In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. The first complaint related to information about PFOA for a period beginning in June 1981 through March 2001; the second related to information about PFOA for a period beginning in late July 2004 to mid-October 2004. In December 2005, the parties entered into a settlement agreement to resolve the original counts set forth in the complaints and the additional counts raised by the EPA in 2005. As a result in 2005, the company established reserves of $16.5 to fund its obligations under the settlement agreement. The agreement requires the company to pay civil fines of $10.25 and complete two Supplemental Environmental Projects at a total cost of $6.25 by December 27, 2008. The company paid the civil fines of $10.25 in January 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Department of Justice: Grand Jury Subpoena
On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ), relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. The subpoena calls for the production of documents previously produced to the EPA and other documents related to those chemicals. DuPont has been and will continue to be fully responsive to the DOJ in this matter and has begun the production of documents. It is expected that the collection, review and production of documents will continue throughout 2007. Several former DuPont employees have been subpoenaed to testify before the grand jury.
Class Actions: Drinking Water
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established reserves of $108 in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 ppb or greater of PFOA from any of six designated public water sources or from sole source private wells.
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company also is funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health study is estimated to cost $18, of which $5 was originally placed in an interest-bearing escrow account. As of 2007, the expected timeframe to complete the study is three to five years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. At March 31, 2007, the estimated cost of constructing, operating and maintaining these systems is $19 of which $10 was originally placed in an interest-bearing escrow account. As a result of payments and activities undertaken related to the settlement agreement during the period, the reserve balance at March 31, 2007, was $27, including $7 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at March 31, 2007, the company had not established any reserves related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
The company is funding a voluntary bottled water program (estimated to cost about $3) for residents in the Little Hocking area water district on an interim basis until the installation of the water treatment systems.
In the second quarter of 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. The company intends to defend itself vigorously against these lawsuits alleging contamination of drinking water sources.
While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established reserves, a range of such losses, if any, cannot be reasonably estimated at this time.
Consumer Products Class Actions

Number of Cases
Balance at December 31, 2006	22
Filed	1
Resolved	—

Balance at March 31, 2007	23

As of March 31, 2007, 23 intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 23 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pre-trial proceedings in federal district court for the Southern District of Iowa. The proceedings in this court will include the central question of whether these cases can proceed as class actions. A ruling on this issue is expected in 2007.
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
The company believes that the 23 class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At March 31, 2007, the company had not established any reserves related to these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Elastomers Antitrust Matters
Since 2002, the U.S., European Union (EU) and Canadian antitrust authorities have investigated the synthetic rubber markets for possible violations. These investigations included DuPont Dow Elastomers, LLC (DDE), as a result of its participation in the polychloroprene (PCP) and ethylene propylene diene monomer (EPDM) markets. DDE was a joint venture between The Dow Chemical Company (Dow) and DuPont.
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
During the first quarter 2007, an agreement in principle was reached with the Canadian antitrust authorities to resolve all criminal antitrust allegations against DDE related to PCP through a plea agreement which includes a fine of CDN $4, which is approximately $3.5 USD.
In late March 2007, the EU antitrust authorities issued a Statement of Objections that makes antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont to which both will respond. The company expects EU antitrust authorities to issue a decision, including the imposition of fines, within the next six to twelve months. Therefore, as of March 31, 2007, the company increased its reserves for the EU matter by $65, of which DuPont expects $13 will be reimbursed by Dow. However, there can be no assurance as to what the EU antitrust authorities will decide or the amount of any fines. After the decision is issued, the company will assess whether to seek appellate review.
DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the DOJ in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, may be paid in six equal, annual installments. The annual installment payments for 2005, 2006 and 2007 have been made. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation.
As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow. At March 31, 2007, the balance of the reserves is $177.
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
Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. For example, in September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. Trial is scheduled for the fourth quarter of 2007. In the first quarter of 2007, the company established reserves of $15 related to this action although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2007, the Consolidated Balance Sheet includes a liability of $349 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of March 31, 2007.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s Annual Report on Form 10-K for the period ended December 31, 2006. See Note 2 for a description of commitments relating to tax matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended
	March 31,
	2007	2006
Net income	$945	$817
Cumulative translation adjustment	12	4
Net revaluation and clearance of cash flow hedges to earnings	(1)	(3)
Pension benefit plans	18	—
Other benefit plans	(13)	—
Net unrealized gains on available for sale securities	—	4

Total	$961	$822

Note 11. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 25, “Derivatives and Other Hedging Instruments.” Cash flow hedge ineffectiveness reported in earnings for the three-month period ended March 31, 2007 was a pre-tax gain of $2. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss for the period:

	Three Months Ended
	March 31, 2007
			After-
	Pretax	Tax	Tax
Balance at December 31, 2006	$27	$(10)	$17
Additions and revaluations of derivatives designated as cash flow hedges	11	(3)	8

Clearance of hedge results to earnings	(12)	3	(9)

Balance at March 31, 2007	$26	$(10)	$16

Amounts expected to be reclassified into earnings over the next twelve months	$16	$(5)	$11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit cost/(credit) for pensions:

	Three Months Ended
	March 31,
	2007	2006
Service cost	$94	$99
Interest cost	305	294
Expected return on plan assets	(448)	(405)
Amortization of unrecognized loss	29	67
Amortization of prior service cost	5	9
Curtailment/settlement loss	—	3

Net periodic benefit cost/(credit)	$(15)	$67

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to contribute approximately $290 to its pension plans, other than to the principal U.S. pension plan in 2007. As of March 31, 2007, contributions of $84 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2007 to total approximately $206.
The following sets forth the components of the company’s net periodic benefit cost for other postretirement benefits:

	Three Months Ended
	March 31,
	2007	2006
Service cost	$8	$8
Interest cost	59	54
Amortization of unrecognized loss	16	12
Amortization of prior service benefit	(39)	(39)

Net periodic benefit cost	$44	$35

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to make payments of approximately $340 to its other postretirement benefit plans in 2007. Through March 31, 2007, the company has made benefit payments of $73 related to its postretirement benefit plans and anticipates additional payments during the remainder of 2007 to total approximately $267.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 13. Segment Information
Segment sales include transfers. Segment pre-tax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and net interest.
Effective January 1, 2007, the company changed the alignment of certain businesses within its Agriculture & Nutrition and Performance Materials segments, and Bio-Based Materials included within Other. These changes were made to better align the businesses with the growth platform that management believes will provide more opportunity for synergy and technology development in future periods. In addition, Segment sales no longer include a pro rata share of equity affiliates’ sales. Results for the three months ended March 31, 2006 shown below have been reclassified to conform to current year classifications.

			Electronic &
		Coatings &	Communica-
Three Months Ended	Agriculture	Color	tion	Performance	Pharma-	Safety &
March 31,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other	Total [1]
2007
Segment sales	$2,450	$1,559	$920	$1,589	$—	$1,370	$43	$7,931
Less transfers	—	(14)	(35)	(9)	—	(23)	(5)	(86)

Net sales	2,450	1,545	885	1,580	—	1,347	38	7,845
Pretax operating income (loss)	651	194	124	150[2]	225	291	(56)	1,579

2006
Segment sales	$2,174	$1,478	$885	$1,541	$—	$1,360	$46	$7,484
Less transfers	—	(9)	(33)	(20)	—	(24)	(4)	(90)

Net sales	2,174	1,469	852	1,521	—	1,336	42	7,394
Pretax operating income (loss)	597	21[3]	160	155	169	268	(56)[4]	1,314

[1]	A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
	March 31,
	2007	2006
Total segment PTOI	$1,579	$1,314
Net exchange losses, including affiliates	(28)	(18)
Corporate expenses and net interest	(239)	(246)

Income before income taxes and minority interests	$1,312	$1,050

[2]	Includes a $52 litigation related charge in connection with the elastomers antitrust matters. See Note 9 for more details.

[3]	Includes a $135 restructuring charge in connection with the company’s plans to close and consolidate certain manufacturing and laboratory sites. See Note 4 for more details.

[4]	Includes a charge of $27 to write down certain manufacturing assets to estimated fair value.
Note 14. Subsequent Event – Stock Repurchase
On May 1, 2007, the company entered into a structured stock repurchase agreement with a large financial institution in which the company provided the financial institution with an up-front payment totaling $300 and the financial institution agreed to deliver a certain number of shares based on the volume weighted average price less a specified discount at the end of the contract period. The contract is expected to settle no later than June 29, 2007.

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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 30.
Results of Operations
Overview
The company’s growth strategies successfully generated 6 percent revenue and 16 percent net income growth in the face of continuing lower demand from the U.S. motor vehicle and residential construction markets, and persistently high raw material costs. Sales growth of $451 million versus prior year reflects increases in local currency pricing, higher sales volume and the benefit of a weaker U.S. dollar. A significant portion of the sales and earnings increase is attributable to the seasonally strong Agriculture & Nutrition platform, which grew revenue 13 percent, or $276 million, and pre-tax operating income $54 million, principally due to higher seed sales. Pharmaceuticals also contributed significantly to the increase in net income. Total segment pre-tax operating income as a percent of sales increased to 20 percent for the first quarter 2007. The company continues to execute plans in all businesses for specific pricing actions, cost productivity and working capital improvements.
Net Sales
Consolidated net sales for the first quarter 2007 were $7.8 billion versus $7.4 billion in the prior year, up 6 percent with a 2 percent increase in local selling prices, a 2 percent favorable currency exchange and a 2 percent increase in volume.
The table below shows net sales by region and variance analysis versus the prior year:

	Three Months Ended
	March 31, 2007		Percent Change Versus 2006
	2007	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2006	Price	Effect	Volume
Worldwide	$7.8	6	2	2	2
U.S.	3.3	2	3	—	(1)
Europe	2.5	11	1	7	3
Asia Pacific	1.1	4	2	—	2
Canada & Latin America	0.9	11	2	1	8

Other Income, Net
First quarter 2007 Other income, net, totaled $316 million versus $270 million in the prior year, an increase of $46 million. First quarter 2007 included a $56 million increase resulting from royalty income related to the company’s licenses for Cozaar®/Hyzaar®. The company’s royalty income is the sum of two parts derived from a royalty on worldwide contract net sales linked to the exclusivity term in a particular country, and a share of the profits from North American sales and certain markets in Europe, regardless of exclusivity term. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar® ends in April 2010. The worldwide agreement terminates after 2013, when the Canadian exclusivity ends, and depending on North American sales levels. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in 2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. The company cannot predict the magnitude of the earnings step-down in each year. In general, management expects a traditional sales and earnings decline for a drug going off patent in the pharmaceutical industry.
Additional information related to the company’s Other income, net, is included in Note 3 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.5 billion in the first quarter 2007 versus $5.3 billion in the prior year, an increase of 4 percent, versus a sales increase of 6 percent. First quarter 2007 included a $52 million litigation related charge in the Performance Materials segment in connection with the elastomers antitrust matters. First quarter 2006 included a $135 million restructuring charge in the Coatings & Color Technologies segment, as described below. As a result of the difference in these charges, as well as the favorable impact of foreign currency exchange and other cost control initiatives, first quarter 2007 COGS as a percent of Net sales improved to 71 percent versus 72 percent in the prior year.
During the first quarter 2006, a transformation plan was instituted within the Coatings & Color Technologies segment in order to better serve the company’s customers and improve profitability. The plan included the elimination of 1,700 positions and encompassed redeployment of employees in excess positions to the extent possible. Restructuring charges resulting from the plan included $123 million related to severance costs for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities who are expected to be off the rolls by the fourth quarter 2007. Payments will be made from operating cash flows with the majority of payments expected to be completed by the end of 2007. In connection with the plan, a $12 million charge was also recorded related to exit costs of nonstrategic assets.
Information related to the company’s prior year restructuring activities is included in Note 4 to the interim Consolidated Financial Statements.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $838 million for the first quarter 2007 versus $791 million in the prior year. The increase in SG&A expense is primarily due to increased global commissions, selling and marketing infrastructure investments related to seed. SG&A as a percent of Net sales was 11 percent in the first quarter 2007, essentially unchanged from prior year.
Research and Development Expense (R&D)
R&D totaled $310 million and $313 million for the first quarter of 2007 and 2006, respectively. The company’s expectation is for R&D to increase modestly in 2007 and reflects the reinvestment in R&D activities within the Agriculture & Nutrition segment. R&D was approximately 4 percent of Net sales for the three-month periods in 2007 and 2006.

Interest Expense
Interest expense totaled $99 million in the first quarter 2007 compared to $114 million in 2006, a decrease of 13 percent. The decrease is primarily due to lower average borrowing levels, partially offset by higher average interest rates for the three-month period in 2007 compared to 2006.
Provision for Income Taxes
The company’s effective tax rates for the first quarter 2007 was 27.8 percent as compared to 22.0 percent in 2006, which included a 4 percentage point favorable impact related to the reversal of certain prior-year tax contingencies previously reserved. In the first quarter 2007, the company recorded a tax provision of $365 million including $10 million of tax benefit associated with the company’s policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.
In the first quarter 2006, the company recorded a tax provision of $231 million including $4 million of tax expense associated with the company’s policy of hedging the foreign currency denominated monetary assets and liabilities of its operations. Also included in the first quarter 2006 was a net tax benefit of $41 million related to the reversal of certain prior year tax contingencies previously reserved.
Net Income
First quarter 2007 Net income was $945 million compared to $817 million in the first quarter of 2006, a 16 percent increase. This increase reflects 6 percent revenue growth, principally from significantly higher seed sales, in addition to increased pharmaceuticals income, fixed cost productivity gains and a favorable foreign currency exchange impact.
Corporate Outlook
The company‘s outlook for 2007 full-year earnings per share is $3.09, which includes the $0.06 per share first quarter 2007 charge taken to increase reserves related to existing litigation. The company continues to expect modest volume gains, as growth outside the U.S. and strong agricultural seed markets will outweigh lower demand from the U.S. housing and automotive markets. The company’s outlook for the remainder of 2007 assumes that energy and ingredient costs will be about equal to those of 2006.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (PTOI) for the three-month period ended March 31, 2007 compared with the same period in 2006. Segment sales include transfers. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and net interest.
Agriculture & Nutrition - First quarter sales of $2.5 billion in 2007 were 13 percent higher than the same period in 2006, reflecting 8 percent higher USD selling prices and 5 percent higher volumes. Volume increases in the segment were largely in seed corn due to a significant increase in planted corn acreage. PTOI for the quarter was $651 million, up 9 percent from the first quarter of 2006 due to higher seed sales, offset by slightly lower margins on increased seed cost of production and higher fixed costs supporting research and sales and marketing investments. First quarter 2006 includes a $28 million gain, recorded in Other income, net related to the sale of a technology license.

Coatings & Color Technologies - First quarter 2007 sales of $1.6 billion were up 5 percent compared to first quarter 2006, reflecting 3 percent higher USD selling prices and a volume increase of 2 percent. Higher volume reflects in part a recovery of lost sales volume in the titanium dioxide products due to plant damage from Hurricane Katrina. Additional volume is attributable to increased sales of after-market automotive coatings in Europe, which more than offset lower sales to automotive OEM. PTOI was $194 million versus $21 million in the prior year. The increase primarily reflects the absence of the prior year restructuring charge of $135 million associated with the transformation program in the coatings businesses. In addition, higher earnings in 2007 reflect increased sales, a $16 million insurance recovery relating to Hurricane Katrina and flat fixed costs. For more information on the $135 million restructuring charge, see Note 4 to the interim Consolidated Financial Statements. Additionally, a complete discussion of the restructuring charge is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Note 5, “Restructuring Activities.”
Electronic & Communication Technologies - Sales in the quarter of $920 million were up 4 percent from 2006, reflecting 1 percent higher USD selling prices and 3 percent higher volumes. Higher volume reflects strong sales growth in Europe and Asia Pacific for electronic materials. First quarter 2007 PTOI was $124 million as compared to $160 million in the first quarter 2006. Lower earnings reflect margin declines in refrigerants and electronic materials and increased fixed costs for growth initiatives.
Performance Materials - Sales of $1.6 billion were up 3 percent compared to sales in the first quarter of 2006. Higher USD selling prices averaged 6 percent for the segment. Overall volume declined 3 percent. The decrease in volume reflects lower sales of engineering polymer resins and packaging and industrial polymers resins, principally in the United States and Asia Pacific. PTOI was $150 million compared to $155 million last year. PTOI in 2007 included a $52 million litigation related charge in connection with the elastomers antitrust matters. See Note 9 to the interim Consolidated Financial Statements for more details. Increased earnings also reflect lower ingredient costs for packaging and industrial polymers and higher sales of elastomer products.
Pharmaceuticals – See Other income, net for additional discussion of the company’s royalty income.
Safety & Protection - First quarter sales of $1.4 billion in 2007 were up 1 percent versus 2006 due to 3 percent increase in USD selling prices offset by 2 percent lower volumes. Lower volume primarily reflects decreased sales of products for U.S. residential construction markets. PTOI for first quarter 2007 was $291 million as compared to $268 million last year. Increased earnings were due primarily to higher sales of aramid products which are continuing to experience strong market demand.
Other
The company combines the results of its developmental and nonaligned businesses under Other. Sales in the quarter of $43 million were down 7 percent from 2006. Pre-tax operating loss for the first quarter 2007 was $56 million, equal to the pre-tax operating loss for the first quarter 2006. The pre-tax loss for the first quarter 2007 included litigation charges for divested businesses of $29 million. The pre-tax loss for the first quarter 2006 included a charge of $27 million to write down certain specialty resins manufacturing assets to estimated fair value.
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
Cash used for operating activities was $240 million for the three months ended March 31, 2007 versus $381 million for the same period ended in 2006. The $141 million improvement is primarily due to higher earnings. Seasonal changes in working capital are comparable versus prior year.

Cash used for investing activities was $269 million for the three months ended March 31, 2007 compared to $325 million for the same period last year. The $56 million decrease is mainly due to a decrease in the purchases of property, plant and equipment primarily resulting from the absence of capital expenditures related to plants affected by the 2005 hurricanes and an absence of payments for businesses acquired. These decreases were partially offset by the impacts of a weakening U.S. dollar on forward exchange contract settlements.
Purchases of property, plant and equipment for the three months ended March 31, 2007 totaled $273 million. Although the capital expenditures decreased in the first quarter as compared to the same period last year, the company expects full-year purchases of plant, property and equipment to be modestly higher than the $1.5 billion spent in 2006.
Cash used for financing activities was $425 million for the three months ended March 31, 2007 compared to cash provided by financing activities of $432 million for the same period last year, a difference of $857 million. The primary difference is a result of the company’s lower borrowings to meet the company’s global funding requirements. The increase in the cash used for the acquisition of treasury stock was essentially offset by the increase in the proceeds resulting from a greater number of stock options being exercised.
Dividends paid to shareholders during the three months ended March 31, 2007 totaled $347 million. In April 2007, the company’s Board of Directors declared a second quarter common stock dividend of $0.37 per share, which is the same as the dividend paid in the first quarter 2007. The second quarter dividend was the company’s 411th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Stock Repurchases
The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During the first quarter 2007, there were no purchases of stock under this program. As of March 31, 2007, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this plan.
In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. During the first quarter 2007, the company purchased 5.9 million shares at an average price of $51.09 per share. As of March 31, 2007, the company has purchased 84.0 million shares at a total cost of $3.6 billion. The company anticipates completing the remaining $1.4 billion of the program, consistent with its financial discipline principles, by the end of 2007.
Cash and Cash Equivalents and Marketable Debt Securities
Cash and cash equivalents and Marketable debt securities were $954 million at March 31, 2007, versus $1.9 billion at December 31, 2006. The decrease was due to cash used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
Debt
Total debt at March 31, 2007 was $7.6 billion, essentially equal to the $7.5 billion at December 31, 2006.
For analytical purposes, management believes that net debt is the most meaningful measure for investors to view the company’s liquidity and debt positions since the company’s cash is available to meet operating and capital needs, as well as to provide liquidity around the world. The details of the change in net debt also provides the investor with a more specific view of cash flows. The company defines net debt as total debt less Cash and cash equivalents and Marketable debt securities. At March 31, 2007, net debt was $6.6 billion compared to $5.6 billion at December 31, 2006. The increase in net debt is mainly attributable to normal seasonal working capital needs, particularly in the Agriculture & Nutrition segment.

The following table reconciles total debt to net debt:

(Dollars in millions)	March 31,	December 31,
	2007	2006

Commercial paper	$220	$—
Long-term debt due in one year	1,161	1,163
Other short-term debt	209	354

Total short-term debt	1,590	1,517
Long-term debt	6,010	6,013

Total debt	7,600	7,530
Less: Cash and cash equivalents	883	1,814
Less: Marketable debt securities	71	79

Net debt	$6,646	$5,637

The following table summarizes changes in net debt for the three-month period ending March 31, 2007:

(Dollars in millions)

Net debt – beginning of year	$5,637
Cash used for continuing operations	240
Purchases of property, plant & equipment and investments in affiliates	284
Proceeds from sales of assets	(27)
Forward exchange contract settlements	41
Dividends paid to stockholders	347
Proceeds from exercise of stock options	(250)
Acquisition of treasury stock	300
Effect of exchange rate changes on cash	(3)
Other	77

Increase in net debt	1,009

Net debt – March 31, 2007	$6,646

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 44 to the company’s 2006 Annual Report on Form 10-K, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2006 can be found on page 46 of the company’s Annual Report on Form 10-K. There have been no significant changes to the company’s contractual obligations during the three months ended March 31, 2007. See Note 2 to the interim Consolidated Financial Statements for a description of commitments relating to tax matters.

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
The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment. On May 31, 2006, the SAB released its report setting forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the EPA’s descriptor of “likely to be carcinogenic” as defined in the Guidelines for Carcinogen Risk Assessment. However, in its report the SAB indicated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. Under the Guidelines the “likely” descriptor is typically applied to agents that have tested positive in more than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans. The EPA has acknowledged that it will consider additional data and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. Although the EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.
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
DuPont submitted its baseline reporting data to the EPA on October 31, 2006. The company has refined its Program commitments based on a careful review of the data, the EPA Program guidelines and the state of the technology. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 97 percent by 2007 (which incorporates the substantial achievement of 95 percent reduction as of December 31, 2006 already realized through DuPont’s ongoing reduction program); reducing PFOA content in fluoropolymer dispersions faster and further than the goals set by the Program; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA. DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.
DuPont has developed EchelonTM technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. The company has already converted 90% of its product line by volume to manufacturing processes based on EchelonTM. In addition, the company has successfully commercialized a new, patented manufacturing process to remove greater than 97% of trace by-product levels of PFOA, its homologues and direct precursors from its fluorotelomer products. The new products are being marketed as LX Platform Products.
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the EPA establishing a precautionary interim screening level for PFOA of 0.5 part per billion (ppb) in drinking water sources in the area around the Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont will conduct a survey and perform sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb.
In February 2007, the New Jersey Department of Environmental Protection (NJDEP) identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. While the NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.
Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date no human health effects are known to be caused by PFOA although study of the chemical continues. DuPont conducted a two-phase employee health study on PFOA at its Washington Works site. Results from the first phase of this study for more than 1,000 workers indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase in some, but not all, lipid fractions, e.g. cholesterol, in some of the highest exposed workers. The second phase was a mortality study that involves the examination of all causes of death in more than 6,000 employees who worked at the Washington Works site during its more than fifty years of operation. Based on the observation of a modest increase in some lipid fractions in the study’s first phase, the second phase included a more detailed analysis of heart disease. No overall increase in deaths related to heart disease was found. After additional analyses of the data using different models, one analysis showed a slight increase in heart disease with increased exposure. This observation could be the result of random occurrence or it could mean a small increase in workers more heavily exposed. DuPont intends to pursue additional analyses to fully understand this statistical observation.
Currently, there are no regulatory actions pending that would prohibit the production or use of PFOA. However, there can be no assurance that the EPA or any other regulatory entity will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2006 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 9 to the interim Consolidated Financial Statements).

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

As of March 31, 2007, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Benlate®
Information related to this matter is included in Note 9 to the company’s interim Consolidated Financial Statements under the heading Benlate®.
PFOA: Environmental and Litigation Proceedings
Information related to this matter is included in Note 9 to the company’s interim Consolidated Financial Statements under the heading PFOA.
Elastomers Antitrust Matters
Information related to this matter is included in Note 9 to the company’s interim Consolidated Financial Statements under the heading Elastomers Antitrust Matters.
Environmental Proceedings
     Acid Plants New Source Review Enforcement Action
Information related to this matter is included on page 13, Item 3, of the company’s 2006 Annual Report on Form 10-K.
     Gibson City, Illinois
Information related to this matter is included on page 14, Item 3, of the company’s 2006 Annual Report on Form 10-K.
     Beaumont, Texas
On March 14, 2007 the Texas Commission on Environmental Quality issued a proposed Agreed Order alleging violation of the Texas Water Code at DuPont’s Beaumont Texas facility. The Order was issued in response to the discharge of hazardous industrial waste to waters of the State on October 12, 2006. The Order seeks an administrative penalty of $136,400. DuPont will be engaged in settlement discussions with the TCEQ.
     Belle, West Virginia
On February 13, 2007, the West Virginia Department of Environmental Protection (WVDEP) indicated that the company’s plant in Belle, West Virginia would be assessed penalties relating to wastewater discharges between June 2004 and year-end 2006 which allegedly exceeded the daily maximum and/or monthly average permit limits for total suspended solids, biological oxygen demand, pH, temperature, and phenol. In addition, the WVDEP has made three allegations relating to leaks of seeping groundwater associated with current operations. WVDEP has indicated that it may seek a penalty in excess of $100,000. The company is in negotiations with the WVDEP on a draft Consent Order and has agreed to implement a protocol for certain inspections to ensure that there are no active discharges arising from current facility operations into the Simmons Creek without appropriate permits.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchases of its common stock during the three months ended March 31, 2007:

			2001 Plan		2005 Plan
				Approximate		Approximate
			Total Number	Value of	Total Number	Value of
			of Shares	Shares That	of Shares	Shares That
			Purchased as	May Yet be	Purchased as	May Yet be
		Average	Part of Publicly	Purchased	Part of Publicly	Purchased
	Total Shares	Price Paid	Announced	(Dollars in	Announced	(Dollars in
Month	Purchased	Per Share	Program[1]	millions)	Program[2]	millions)
February	3,695,000	$51.11	—	$1,038	3,695,000	$1,506
March	2,176,844	$51.06	—		2,176,844	$1,395
Total	5,871,844	$51.09	—		5,871,844

[1]	In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company’s common stock. There were no purchases of the company’s common stock under this plan during the three months ended March 31, 2007. As of March 31, 2007, cumulative purchases of common stock under this plan are 20.5 million shares at a cost of $962 million. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

[2]	In October 2005, the Board of Directors authorized a $5 billion share buyback plan. During the three months ended March 31, 2007, the company purchased 5.9 million shares at a cost of $300 million. As of March 31, 2007, cumulative purchases of common stock under this plan are 84.0 million shares at a cost of $3.6 billion. There is no expiration date on the current authorization and no determination has been made by the company suspend or cancel purchases under the plan.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on April 25, 2007. A total of 802,790,478 shares of common stock were voted in person or by proxy, representing 87 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the company’s 2007 proxy statement.
1.	Election of Directors. The 11 nominees listed below were elected to serve on the Board of Directors for the ensuing year.

Director	Votes Cast For	Votes Withheld

R. H. Brown	782,230,094	20,560,384
R. A. Brown	786,407,218	16,383,260
B. P. Collomb	786,112,648	16,677,830
C. J. Crawford	779,143,283	23,647,195
J. T. Dillon	781,120,933	21,669,545
E. I. du Pont	782,251,821	20,538,657
C. O. Holliday, Jr.	779,779,739	23,010,739
L. D. Juliber	783,808,043	18,982,435
M. Naitoh	786,043,824	16,746,654
S. O’Keefe	784,252,411	18,538,067
W. K. Reilly	780,133,089	22,657,389

				Broker
	For	Against	Abstentions	Non-Votes

2. Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm.	787,532,460	5,714,655	9,543,363	—

3. Management Proposal requesting adoption of the DuPont Equity and Incentive Plan providing for equity-based and cash incentive awards to certain company employees, directors and consultants.	587,370,005	66,318,689	12,278,784	136,823,000

4. Stockholder proposal requesting a review and report to shareholders on the company’s internal controls related to potential adverse impacts associated with genetically modified organisms.	40,773,095	540,416,624	84,777,759	136,823,000

5. Stockholder proposal requesting the Board of Directors create a committee to report on the community impact of plant closures and mitigation alternatives.	24,709,383	556,818,507	84,439,588	136,823,000

6. Stockholder proposal requesting a report on PFOA compounds used in DuPont products and evaluation of a phase-out of the use of PFOA in production of products and development of substitutes.	132,910,955	447,087,478	85,969,045	136,823,000

7. Stockholder proposal requesting a report on the company’s annual expenditures, including remediation, over a ten-year period relating to environmental pollution from PFOA related fluorocarbon compounds or dioxins.	36,089,711	544,249,493	85,628,274	136,823,000

				Broker
	For	Against	Abstentions	Non-Votes

8. Stockholder proposal requesting a Global Warming Right to Know report.	29,112,057	553,646,028	83,209,393	136,823,000

9. Stockholder proposal requesting a report on reducing potential harm from potential catastrophic chemical releases by increasing inherent security at DuPont facilities.	39,067,556	542,134,761	84,765,161	136,823,000
Item 6. EXHIBITS
The exhibit index filed with this Form 10-Q is on pages 37-39.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	May 2, 2007

By:	/s/ Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2007.

10.2*	Terms and conditions of time-vested restricted stock units to non-employee directors and the company’s Stock Accumulation and Deferred Compensation Plan (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.3*	Terms and conditions of time-vested restricted stock units granted in 2007 to non-employee directors under the company’s Stock Accumulation and Deferred Compensation Plan.

10.4*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 of the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 of the company’s Current Report on Form 8-K filed on July 20, 2006).

10.7*	Company’s Stock Performance Plan, as last amended effective January 25, 2007.

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan.

10.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan.

10.10*	Terms and conditions of stock appreciation rights granted in 2007 under the company’s Stock Performance Plan.

10.11*	Terms and conditions of stock options granted in 2007 under the company’s Stock Performance Plan.

10.12*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan.

10.13*	Terms and conditions of time-vested restricted stock units granted in 2007 under the company’s Stock Performance Plan.

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.14*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to pages A1-A3 of the company’s Annual Meeting Proxy Statement dated March 21, 2002).

10.15*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2007 (incorporated by reference to Exhibit 10.11 of the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.16*	Company’s Retirement Savings Restoration Plan adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.17*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.19	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.20	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.21	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.22	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.23	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.