Form 10-Q
period 2007-06-30
DUPONT E I DE NEMOURS & CO
filed 2007-08-01
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-815
E. I. du Pont de Nemours and Company
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	51-0014090 (I.R.S. Employer Identification No.)
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).     Yes     ☐     No     ☑
920,528,264 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at July 16, 2007.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$7,875	$7,442	$15,720	$14,836
Other income, net	364	396	680	666

Total	8,239	7,838	16,400	15,502

Cost of goods sold and other operating charges	5,555	5,227	11,101	10,564
Selling, general and administrative expenses	877	853	1,715	1,644
Amortization of intangible assets	54	56	110	115
Research and development expense	337	328	647	641
Interest expense	108	119	207	233

Total	6,931	6,583	13,780	13,197

Income before income taxes and minority interests	1,308	1,255	2,620	2,305
Provision for income taxes	335	279	700	510
Minority interests in earnings of consolidated subsidiaries	1	1	3	3

Net income	$972	$975	$1,917	$1,792

Basic earnings per share of common stock	$1.05	$1.05	$2.07	$1.94

Diluted earnings per share of common stock	$1.04	$1.04	$2.05	$1.92

Dividends per share of common stock	$0.37	$0.37	$0.74	$0.74

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$987	$1,814
Marketable debt securities	102	79
Accounts and notes receivable, net	7,370	5,198
Inventories	4,481	4,941
Prepaid expenses	199	182
Income taxes	675	656

Total current assets	13,814	12,870
Property, plant and equipment, net of accumulated depreciation (June 30, 2007 — $15,575; December 31, 2006 — $15,221)	10,478	10,498
Goodwill	2,108	2,108
Other intangible assets	2,381	2,479
Investment in affiliates	802	803
Other assets	3,267	3,019

Total	$32,850	$31,777

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,539	$2,711
Short-term borrowings and capital lease obligations	2,375	1,517
Income taxes	369	178
Other accrued liabilities	2,921	3,534

Total current liabilities	8,204	7,940

Long-term borrowings and capital lease obligations	5,664	6,013

Other liabilities	7,455	7,692

Deferred income taxes	395	269

Total liabilities	21,718	21,914

Minority interests	442	441

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2007 — 1,007,310,039; December 31, 2006 — 1,009,109,136	302	303
Additional paid-in capital	8,187	7,797
Reinvested earnings	10,516	9,679
Accumulated other comprehensive loss	(1,825)	(1,867)
Common stock held in treasury, at cost (87,041,427 shares at June 30, 2007 and December 31, 2006)	(6,727)	(6,727)

Total stockholders’ equity	10,690	9,422

Total	$32,850	$31,777

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net income	$1,917	$1,792
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	579	571
Amortization of intangible assets	110	115
Contributions to pension plans	(160)	(131)
Other noncash charges and credits, net	116	237
Change in operating assets and liabilities, net	(2,179)	(2,516)

Cash provided by operating activities	383	68

Investing activities
Purchases of property, plant and equipment	(621)	(715)
Investments in affiliates	(23)	(12)
Payments for businesses, net of cash acquired	—	(51)
Proceeds from sales of assets, net of cash sold	44	34
Net (increase) decrease in short-term financial instruments	(17)	110
Forward exchange contract settlements	(72)	57
Other investing activities, net	17	28

Cash used for investing activities	(672)	(549)

Financing activities
Dividends paid to stockholders	(692)	(689)
Net increase in borrowings	472	298
Acquisition of treasury stock	(600)	—
Proceeds from exercise of stock options	365	41
Other financing activities, net	(80)	(72)

Cash used for financing activities	(535)	(422)

Effect of exchange rate changes on cash	(3)	(13)

Decrease in cash and cash equivalents	$(827)	$(916)

Cash and cash equivalents at beginning of period	1,814	1,736

Cash and cash equivalents at end of period	$987	$820

See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 1. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year’s data have been made to conform to current year classifications.
Accounting Standards Issued Not Yet Adopted
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market based” measurement versus an entity-specific measurement, and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively beginning January 1, 2008, and the company is currently evaluating the impact of adoption on its consolidated financial statements.
In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. Expense is recognized as the services are performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The company is currently evaluating the impact of adopting EITF 07-3 and at present, management does not believe that adoption of EITF 07-3 will have a material effect on the company’s financial position, liquidity or results of operations.
Note 2. Effect of Adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48)
Each year the company files hundreds of income tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In 2006, the FASB issued FIN 48, which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition.
In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007. This resulted in a $116 reduction in the previously accrued liabilities and a corresponding $116 increase in Reinvested earnings at January 1, 2007. In accordance with FIN 48, the total amount of global unrecognized tax benefits at January 1, 2007 was $1,070. Of the $1,070 of unrecognized tax benefits, $714 relates to tax positions, which if recognized would reduce tax expense. The total gross accrued interest and penalties at January 1, 2007 was $134. Interest accrued related to unrecognized tax benefits is included in interest income, net of miscellaneous interest expense, under Other income, net. Income tax related penalties are included in the provision for income taxes.
The company and/or its subsidiaries files income tax returns in the United States of America (U.S.) federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. Given the uncertainty regarding when tax authorities will complete their examinations and the possible outcomes of their examinations, a current estimate of the range of reasonably possible significant increases or decreases that may occur within the next twelve months cannot be made. For those items of which we are aware, we do not believe any change to the unrecognized tax benefit to be significant.
Note 3. Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cozaar®/Hyzaar® income	$239	$199	$463	$367
Royalty income	23	36	48	62
Interest income, net of miscellaneous interest expense	37	39	59	69
Equity in earnings of affiliates	18	21	24	31
Net gains on sales of assets	15	3	25	3
Net exchange gains (losses)	5	34	(16)	21
Miscellaneous income and expenses, net	27	64	77	113

Total	$364	$396	$680	$666

The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after tax basis, the effects of exchange rate changes. The net pretax exchange gains and losses are largely offset by the associated tax impact.
Miscellaneous income and expenses, net, principally includes sales of technology and intangible assets, insurance recoveries, litigation settlements and other miscellaneous items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 4. Restructuring Activities
During the three and six months ended June 30, 2007, there were no significant changes in estimates related to reserves established for restructuring initiatives recorded in 2006 or in prior years. A complete discussion of all restructuring initiatives is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 5, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

	2006	2004	2002
	Programs	Programs	Programs	Total
Balance at December 31, 2006	$152	$13	$12	$177

Employee separation payments	(31)	(6)	(2)	$(39)

Credits to income	(1)	—	—	(1)

Balance at June 30, 2007	$120	$7	$10	$137

Agriculture & Nutrition
As of June 30, 2007, approximately 340 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan.
Coatings & Color Technologies
As of June 30, 2007, approximately 970 employees were separated relating to the 2006 Coatings & Color Technologies business transformation plan.
Note 5. Provision for Income Taxes
In the second quarter 2007, the company recorded a tax provision of $335, including $15 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Year-to-date 2007 also includes $10 of tax benefit associated with the company’s hedging policy.
In the second quarter 2006, the company recorded a tax provision of $279, including $17 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Also included in the second quarter 2006 is a tax benefit of $31 associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return. Year-to-date 2006 also included a net tax benefit of $41 related to the reversal of certain prior year tax contingencies previously reserved and an additional $3 of tax expense associated with the company’s hedging policy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$972.4	$974.6	$1,917.3	$1,791.6
Preferred dividends	(2.5)	(2.5)	(5.0)	(5.0)

Net income available to common stockholders	$969.9	$972.1	$1,912.3	$1,786.6

Denominator:
Weighted-average number of common shares - Basic	923,816,790	922,227,761	923,907,117	921,723,199

Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	8,992,190	9,726,173	9,119,647	9,168,969

Weighted-average number of common shares - Diluted	932,808,980	931,953,934	933,026,764	930,892,168

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average Number of Stock Options	21,412,754	57,356,128	21,593,411	68,224,821
The 35.9 million and 46.6 million decreases in the average number of stock options that were antidilutive in the three- and six-month periods ended June 30, 2007 compared to the same June 30, 2006 periods, respectively, were primarily due to the increase in the company’s average stock price. Additionally, the 12.8 million stock options that expired unexercised and were cancelled in January 2007 were included in the average number of stock options that were antidilutive in the three and six months ended June 30, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Inventories

	June 30,	December 31,
	2007	2006

Finished products	$3,109	$3,075
Semifinished products	1,006	1,616
Raw materials and supplies	934	804

	5,049	5,495
Adjustment of inventories to a last-in, first-out (LIFO) basis	(568)	(554)

Total	$4,481	$4,941

Note 8. Goodwill and Other Intangible Assets
There were no significant changes in Goodwill for the six-month period ended June 30, 2007.
The gross carrying amounts and accumulated amortization in total and by major class of Other intangible assets are as follows:

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased technology	$2,097	$(1,331)	$766	$2,099	$(1,253)	$846
Patents	149	(52)	97	141	(46)	95
Trademarks	53	(16)	37	53	(14)	39
Other	537	(211)	326	536	(192)	344

	2,836	(1,610)	1,226	2,829	(1,505)	1,324

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	180	—	180	180	—	180
Pioneer germplasm	975	—	975	975	—	975

	1,155	—	1,155	1,155	—	1,155

Total	$3,991	$(1,610)	$2,381	$3,984	$(1,505)	$2,479

The aggregate amortization expense for definite-lived intangible assets was $54 and $110 for the three- and six-month periods ended June 30, 2007, respectively, and $56 and $115 for the three- and six-month periods ended June 30, 2006. The estimated aggregate pretax amortization expense for 2007 and each of the next five years is approximately $225, $210, $180, $145, $140 and $120.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants, generally to the original purchasers of its products, that it will, at its option, repair or replace, without charge, its products if they fail due to a manufacturing defect. The terms of these warranties vary (30 days to, in limited cases, 15 years) by product. The company’s estimated product warranty liability as of June 30, 2007, is $28. The company has recourse provisions for certain products that would enable recovery from third parties for amounts paid under the warranties. The company accrues for product warranties when, based on available information, it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs (based on historical claims experience relative to sales) can be made.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of June 30, 2007, and December 31, 2006, is $103 and $105, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch Industries, Inc., against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties. The estimated fair value of these obligations of $70 is included in the indemnifications balance of $103 at June 30, 2007. The fair value of these obligations was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At June 30, 2007, the company had directly guaranteed $586 of such obligations, and $237 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 42 percent of the $281 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at June 30, 2007:

	Short-	Long-
	Term	Term	Total

Obligations for customers, suppliers and other unaffiliated companies[1]:
Bank borrowings (terms up to 5 years)	$134	$145	$279
Revenue bonds (term 2 years)	—	2	2

Obligations for equity affiliates [2] :
Bank borrowings (terms up to 6 years)	253	24	277
Leases on equipment and facilities (terms of 2 to 3 years)	—	28	28

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	$387	$199	$586

Obligations for divested subsidiaries and affiliates [3] :
Conoco Inc. (Conoco) (terms from 1-19 years)	—	134	134
Consolidation Coal Sales Company (term 3-4 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	—	237	237

	$387	$436	$823

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Residual Value Guarantees
As of June 30, 2007, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $102 at June 30, 2007. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At June 30, 2007, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number
of Cases

Balance at December 31, 2006	60
Filed	—
Resolved	(16)

Balance at March 31, 2007	44
Filed	—
Resolved	(31)

Balance at June 30, 2007	13

At June 30, 2007, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. The court dismissed for failure to prosecute one of the nine cases in November 2006 on DuPont’s motion. Plaintiffs are expected to appeal. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs, as well as DuPont, have filed post trial motions and DuPont will appeal the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.
At June 30, 2007, there were two pending cases seeking to reopen settlements with the company by alleging that it committed fraud and misconduct, as well as violations of federal and state racketeering laws. In 2005, one of the two pending cases was settled in part for $1.2 and the Hawaii state court granted DuPont’s motion dismissing the remainder of the case. However, plaintiffs have appealed the dismissal. During the second quarter 2007, the company settled five cases that were pending in Hawaii for $8.5. During the first quarter 2007, the dismissal of the sixteen reopener cases pending in Florida was affirmed and the cases were closed.
At June 30, 2007, there were two cases pending before the Delaware state court, involving allegations that Benlate® caused birth defects to children exposed in utero. In April 2007, DuPont reached a settlement in principle of $9 with the six plaintiffs in these two cases as well as twenty-six other claimants represented by the same attorney. If the settlement is approved by the court and finalized, it will resolve all birth defects claims known by DuPont to exist.
The twenty-six cases involving damage to shrimp pending against the company in state court in Florida were settled for $2.5 during the second quarter 2007. Plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all of the cases, including the two cases in which judgment has been entered for the company. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions. Plaintiffs have renewed their efforts to have the two cases won by DuPont reinstated as a sanction for alleged discovery violations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of June 30, 2007, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At June 30, 2007, the company has reserves of $11.5 related to the settlements of the birth defect claims and shrimp cases.
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted a survey and performed sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb. Since PFOA was detected at levels above 0.5 ppb in some private water wells, the company expects to install such treatment systems. Management believes the company’s reserves for costs it may incur as a result are adequate.
In 2001, DuPont and the West Virginia Department of Environmental Protection (WVDEP) signed a multimedia Consent Order (the WV Order) that required environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result, in 2002, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water, a soil screening level of 240 parts per million, a screening level of 1 microgram per cubic meter for air and a screening level of 1360 ppb for aquatic life. Under the WV Order, sanctions could be imposed if any of the screening levels were exceeded. Based on sampling through 2006 and air dispersion modeling, DuPont has not exceeded these screening levels. The company conducted annual sampling in 2007 for the City of Parkersburg and the results were below the screening level. In addition, environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP and the Division of Health and Human Resources, (the Ohio MOU). Additional monitoring was conducted in Ohio through 2006. In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that requires DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. At June 30, 2007, DuPont has reserves of about $0.4 to fund its activities under the WV Order, EPA MOU and Order on Consent, including the installation of water treatment systems.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health study is estimated to cost $18, of which $5 was originally placed in an interest-bearing escrow account. At present, the expected timeframe to complete the study is three to five years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. At June 30, 2007, the estimated cost of constructing, operating and maintaining these systems is $19 of which $10 was originally placed in an interest-bearing escrow account. As a result of payments and activities undertaken related to the settlement agreement during the period, the reserve balance at June 30, 2007, was $23, including $5 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at June 30, 2007, the company had not established any reserves related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
The company is funding a voluntary bottled water program (estimated to cost about $3) for residents in the Little Hocking area water district on an interim basis until the installation of the water treatment systems. In June 2007, the LHWA notified DuPont that it intends to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in its wells. DuPont denies any such endangerment exists and intends to vigorously defend itself if a lawsuit is filed.
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
Consumer Products Class Actions

Number
of Cases
Balance at December 31, 2006	22
Filed	1
Resolved	—

Balance at March 31, 2007	23
Filed	—
Resolved	—

Balance at June 30, 2007	23

As of June 30, 2007, twenty-three intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 23 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
pre-trial proceedings in federal district court for the Southern District of Iowa. Under the court’s latest case management order, a ruling on whether these cases can proceed as class actions is expected in 2008.
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
The company believes that the twenty-three class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At June 30, 2007, the company had not established any reserves related to these matters.
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
In July 2007, DPE pled guilty to conspiring to fix prices and was fined CDN $4, approximately $3.8 USD, resolving all criminal antitrust allegations against it related to PCP in Canada.
In late March 2007, the EU antitrust authorities issued a Statement of Objections that makes antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both have responded. The company expects EU antitrust authorities to issue a decision, including the imposition of fines, by year-end 2007. During 2007, as a result of these developments, the company increased its reserves for the EU matter by $65, of which DuPont expects $13 will be reimbursed by Dow. However, there can be no assurance as to what the EU antitrust authorities will decide or the amount of any fines. After the decision is issued, the company will assess whether to seek appellate review.
DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the DOJ in January 2005 which was approved by the court on March 29, 2005.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The agreement requires the subsidiary to pay a fine of $84 which, at its election, is being paid in six equal, annual installments. The annual installment payments for 2005, 2006 and 2007 have been made. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation.
As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which $18 will be reimbursed by Dow. At June 30, 2007, the balance of the reserves is $177.
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
Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. For example, in September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. Trial in this matter is scheduled to begin in the third quarter of 2007. In the first quarter of 2007, the company established reserves of $15 related to this action although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s Annual Report on Form 10-K for the period ended December 31, 2006. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
absence of potentially responsible parties. At June 30, 2007, the Consolidated Balance Sheet includes a liability of $349 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of June 30, 2007.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s Annual Report on Form 10-K for the period ended December 31, 2006. See Note 2 for a description of commitments relating to tax matters.
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$972	$975	$1,917	$1,792
Cumulative translation adjustment	10	21	22	25
Net revaluation and clearance of cash flow hedges to earnings	(8)	2	(9)	(1)
Pension benefit plans	27	—	45	—
Other benefit plans	(15)	—	(28)	—
Net unrealized gains on available for sale securities	12	2	12	6

Total	$998	$1,000	$1,959	$1,822

Note 11. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 25, “Derivatives and Other Hedging Instruments.” Cash flow ineffectiveness reported in earnings for the three and six months ended June 30, 2007 was a pretax loss of $1 and a pretax gain of $1, respectively. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended			Six Months Ended
	June 30, 2007			June 30, 2007
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Beginning balance	$26	$(10)	$16	$27	$(10)	$17

Additions and revaluations of derivatives designated as cash flow hedges	—	—	—	11	(3)	8

Clearance of hedge results to earnings	(14)	6	(8)	(26)	9	(17)

Ending balance	$12	$(4)	$8	$12	$(4)	$8

Amounts expected to be reclassified into earnings over the next twelve months	$10	$(3)	$7	$10	$(3)	$7

Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit (credit)/cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$100	$99	$194	$198
Interest cost	306	296	611	590
Expected return on plan assets	(450)	(406)	(898)	(811)
Amortization of unrecognized loss	29	66	58	133
Amortization of prior service cost	4	12	9	21
Curtailment/settlement loss	—	—	—	3

Net periodic benefit (credit)/cost	$(11)	$67	$(26)	$134

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to contribute approximately $290 to its pension plans, other than to the principal U.S. pension plan in 2007. As of June 30, 2007, contributions of $160 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2007 to total approximately $130.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following sets forth the components of the company’s net periodic benefit cost for other postretirement benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$9	$8	$17	$16
Interest cost	58	54	117	108
Amortization of unrecognized loss	14	11	30	23
Amortization of prior service benefit	(39)	(39)	(78)	(78)

Net periodic benefit cost	$42	$34	$86	$69

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to make payments of approximately $340 to its other postretirement benefit plans in 2007. Through June 30, 2007, the company has made benefit payments of $146 related to its postretirement benefit plans and anticipates additional payments during the remainder of 2007 to total approximately $172.
Note 13. Segment Information
Segment sales include transfers. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and net interest.
Effective January 1, 2007, the company changed the alignment of certain businesses within its Agriculture & Nutrition and Performance Materials segments, and Bio-Based Materials which is included within Other. These changes were made to better align the businesses with the growth platform that management believes will provide more opportunity for synergy and technology development in future periods. In addition, segment sales no longer include a pro rata share of equity affiliates’ sales. Results for prior years shown below have been reclassified to conform to current year classifications.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Electronic &
		Coatings &	Communica-
Three Months Ended	Agriculture	Color	tion	Performance	Pharma-	Safety &
June 30,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other	Total [1]

2007
Segment sales	$2,074	$1,701	$979	$1,679	$—	$1,466	$50	$7,949
Less transfers	—	(14)	(24)	(8)	—	(24)	(4)	(74)

Net sales	2,074	1,687	955	1,671	—	1,442	46	7,875
Pretax operating income (loss)	428	226	176	227	241	318	(37)	1,579

2006
Segment sales	$1,935	$1,625	$942	$1,556	$—	$1,413	$48	$7,519
Less transfers	—	(13)	(27)	(12)	—	(21)	(4)	(77)

Net sales	1,935	1,612	915	1,544	—	1,392	44	7,442
Pretax operating income (loss)	430	228	168	191	200	308	(32)	1,493

			Electronic &
		Coatings &	Communica-
Six Months Ended	Agriculture	Color	tion	Performance	Pharma-	Safety &
June 30,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other		Total [1]

2007
Segment sales	$4,524	$3,260	$1,899	$3,268	$—	$2,836	$93		$15,880
Less transfers	—	(28)	(59)	(17)	—	(47)	(9)		(160)

Net sales	4,524	3,232	1,840	3,251	—	2,789	84		15,720
Pretax operating income (loss)	1,079	420	300	377 [2]	466	609	(93)		3,158

2006
Segment sales	$4,109	$3,103	$1,827	$3,097	$—	$2,773	$94		$15,003
Less transfers	—	(22)	(60)	(32)	—	(45)	(8)		(167)

Net sales	4,109	3,081	1,767	3,065	—	2,728	86		14,836
Pretax operating income (loss)	1,027	249 [3]	328	346	369	576	(88	) [4]	2,807

[1]	A reconciliation of the PTOI totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total segment PTOI	$1,579	$1,493	$3,158	$2,807
Net exchange gains (losses), including affiliates	8	26	(20)	8
Corporate expenses and net interest	(279)	(264)	(518)	(510)

Income before income taxes and minority interests	$1,308	$1,255	$2,620	$2,305

[2]	Includes a $52 litigation related charge in connection with the elastomers antitrust matters. See Note 9 for more details.

[3]	Includes a $135 restructuring charge in connection with the company’s plans to close and consolidate certain manufacturing and laboratory sites. See Note 4 for more details.

[4]	Includes a charge of $27 to write down certain manufacturing assets to estimated fair value.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 14. Subsequent Event — Stock Repurchase
On July 31, 2007, the company entered into a structured stock repurchase agreement with a large financial institution in which the company provided the financial institution with an up-front payment totaling $1.1 billion and the financial institution agreed to deliver a certain number of shares based on the volume weighted average price less a specified discount at the end of the contract period. The contract is expected to settle no later than September 28, 2007. The company financed the purchase of its shares initially with short-term borrowings.

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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 38.
Results of Operations
Overview
The company’s growth strategies successfully generated second quarter revenue growth of 6 percent despite continued soft demand from the United States of America (U.S.) auto and residential construction markets. Sales growth of $433 million versus prior year reflected increases in local currency pricing, higher sales volume and the benefit of a weaker U.S. dollar (USD). A significant portion of the sales increase is attributable to the Agriculture & Nutrition and Performance Materials platforms, which grew revenue 7 and 8 percent, respectively. Second quarter Net income of $972 million, was essentially flat with the prior year, as increased revenue was largely offset by high raw material costs, spending for growth initiatives and a higher income tax rate. Total segment pretax operating income as a percent of sales was 20 percent for both the second quarter of 2007 and 2006. The company continues to execute plans in all businesses for specific pricing actions, cost productivity and working capital improvements. The company expects to meet or exceed its fixed cost savings goal for 2007.
Net Sales
Consolidated Net sales for the second quarter 2007 were $7.9 billion versus $7.4 billion in the prior year, up 6 percent with a 2 percent increase in local selling prices, a 3 percent favorable currency exchange and a 1 percent increase in volume. A 4 percent volume growth outside the U.S. was partly offset by lower volumes in the U.S. because of weak residential construction and OEM auto markets.
The tables below show Net sales by region and variance analysis versus the prior year:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued

	Three Months Ended
	June 30, 2007		Percent Change Versus 2006
	2007	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2006	Price	Effect	Volume

Worldwide	$7.9	6	2	3	1
U.S.	3.3	1	3	—	(2)
Europe	2.3	12	1	7	4
Asia Pacific	1.3	8	2	1	5
Canada & Latin America	1.0	8	2	2	4
For the six months ended June 30, 2007, Consolidated Net sales were $15.7 billion versus $14.8 billion in the prior year, up 6 percent with a 2 percent increase in local selling prices, a 3 percent favorable currency exchange and a 1 percent increase in volume.

	Six Months Ended
	June 30, 2007		Percent Change Versus 2006
	2007	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2006	Price	Effect	Volume

Worldwide	$15.7	6	2	3	1
U.S.	6.6	1	3	—	(2)
Europe	4.8	12	1	7	4
Asia Pacific	2.4	6	2	1	3
Canada & Latin America	1.9	9	1	2	6
Other Income, Net
Second quarter 2007 Other income, net, totaled $364 million versus $396 million in the prior year, a decrease of $32 million. The decrease is primarily due to a decrease in net pretax exchange gains of $29 million, $16 million lower income related to technology licensing agreements in the Agriculture & Nutrition segment in 2007 as compared to 2006, and a $27 million reduction in other miscellaneous items. These decreases were partially offset by a $40 million increase in income resulting from Cozaar®/Hyzaar®.
For the six months ended June 30, 2007, Other income, net, was $680 million as compared to $666 million last year, an increase of $14 million. The increase is primarily attributable to higher Cozaar®/Hyzaar® income of $96, insurance recoveries related to asbestos and Hurricane Katrina settlements of $29 million, offset by $44 million lower income from technology transfers and licensing agreements in the Agriculture & Nutrition segment in 2007 as compared to 2006, a decrease in net pretax exchange gains of $37, and a $30 million reduction in other miscellaneous items.
The company’s Cozaar®/Hyzaar® income is the sum of two parts derived from a royalty on worldwide contract Net sales linked to the exclusivity term in a particular country, and a share of the profits from North American sales and certain markets in Europe, regardless of exclusivity term. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar®

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
ends in April 2010. The worldwide agreement terminates after 2013, when the Canadian exclusivity ends, and depending on North American sales levels. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in 2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. The company cannot predict the magnitude of the earnings step-down in each year. In general, management expects a traditional sales and earnings decline for a drug going off patent in the pharmaceutical industry.
Additional information related to the company’s Other income, net, is included in Note 3 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.6 billion in the second quarter 2007, an increase of 6 percent over the prior year. COGS as a percent of Net sales increased to 71 percent versus 70 percent in the prior year. The increase in COGS as a percentage of sales principally reflects higher raw material and finished product distribution costs not covered by selling price increases. Additionally, this increase was partially offset by the benefit of exchange rate changes which increased sales at a greater rate than COGS.
COGS for the six months ended June 30, 2007 was $11.1 billion, an increase of 5 percent versus prior year. This balance included higher raw material and finished product distribution costs, a $52 million litigation related charge in the Performance Materials segment in connection with the elastomers antitrust matters, partially offset by favorable foreign currency exchange. COGS was 71 percent of Net sales for the six months ended June 30, 2007 and 2006, unchanged given the prior year $135 million restructuring charge in the Coatings & Color Technologies segment as described below.
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
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $877 million for the second quarter 2007 versus $853 million in the prior year. Year-to-date SG&A totaled $1,715 million versus $1,644 million in 2006. The increase in SG&A expense is primarily due to increased global commissions and selling and marketing infrastructure investments related to seed. As a percent of Net sales, for the quarter and year-to-date 2007 periods, SG&A was 11 percent, essentially unchanged from the prior year.
Research and Development Expense (R&D)
R&D increased to $337 million in the second quarter of 2007 compared to $328 million last year, primarily from accelerated biotechnology trait research and development within the Agriculture &

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Nutrition Segment. Spending for R&D was 4 percent of sales in the second quarter of 2007, consistent with the comparable period in 2006. For the six months ended June 30, 2007, R&D was $647 million versus $641 million last year. R&D spending was constant at about 4 percent of sales for the six-month periods in both years, consistent with the company’s commitment of sustainable growth. Expenditures in the six months ended June 30, 2007 were consistent with spending by segment in the prior year, except for an increase in the Agriculture & Nutrition segment related to the accelerated biotechnology trait research and development, which was partially offset by a decrease in the Coatings and Color Technologies segment related to its 2006 business transformation plan.
Interest Expense
Interest expense totaled $108 million in the second quarter of 2007 compared to $119 million in the second quarter of 2006, a decrease of 9 percent. For the six months ended June 30, interest expense decreased 11 percent from $233 million in 2006 to $207 million in 2007. The decrease in interest expense for the three- and six-month periods is due to a decrease in average debt levels, partially offset by higher average interest rates.
Provision for Income Taxes
The company’s effective tax rate for the second quarter 2007 was 25.6 percent as compared to 22.2 percent in 2006. The lower effective tax rate in 2006 versus 2007 principally relates to the impact of the second quarter 2006 tax benefit of $31 million associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return.
The company’s effective tax rate for year-to-date 2007 was 26.7 percent as compared to 22.1 percent in 2006. The lower effective tax rate in 2006 versus 2007 principally relates to the impact of the second quarter 2006 tax benefit of $31 million and a net $41 million tax benefit related to the reversal of certain prior year tax contingencies previously reserved. See Note 5 to the interim Consolidated Financial Statements for additional information.
Net Income
Net income for the second quarter 2007 was $972 million, or $1.04 per share. Second quarter 2006 Net income was $975 million, or $1.04 per share, and included a $31 million, or $0.03 per share, tax benefit. 2007 second quarter Net income reflects higher selling prices, volume growth outside of the U.S., increased pharmaceuticals income and a favorable currency impact, offset by higher ingredient costs and increased spending on growth investments.
For the six months ended June 30, 2007, Net income was $1.9 billion, compared to $1.8 billion in the prior year. The increase in Net income principally reflects the 6 percent revenue growth, primarily from higher local selling prices and volume growth outside of the U.S., in addition to increased pharmaceuticals income, fixed cost productivity gains and a favorable foreign currency exchange impact.
Corporate Outlook
The company’s outlook for 2007 full-year earnings per share is $3.09, which includes the $0.06 per share first quarter 2007 charge taken to increase reserves related to existing litigation. For the second half of 2007, the company expects to benefit from continued growth outside the U.S., higher local selling prices and ongoing fixed cost productivity gains. The company also anticipates continued softness in U.S. housing, higher ingredient costs and a higher effective income tax rate versus last year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and pretax operating income (PTOI) for the three- and six-month periods ended June 30, 2007 compared with the same periods in 2006. Segment sales include transfers. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and interest.
Agriculture & Nutrition — Second quarter 2007 sales of $2.1 billion were 7 percent higher than the same period in 2006, reflecting a 6 percent increase in USD selling prices and 1 percent volume growth. The increase in sales was primarily due to increased sales of corn and cereal herbicides and U.S. corn seed, which were partially offset by lower sales of soybeans and cotton herbicides due to reduced acres in North America. PTOI for the quarter was $428 million versus $430 million in the prior year. The decline in PTOI for the quarter resulted from higher fixed costs supporting seed research and sales and marketing investments which were greater than the increase in sales. Second quarter 2007 included income of $22 million related to licensing agreements and gains on sales of certain assets. Second quarter 2006 included income of $30 million related to technology transfers and licensing agreements.
Year-to-date sales were $4.5 billion, a 10 percent increase versus the prior year, reflecting 7 percent higher USD selling prices and 3 percent higher volume. The increased sales were primarily a result of higher U.S. corn seed sales. PTOI for the first half of 2007 was $1,079 million up 5 percent versus $1,027 million in the same period last year, principally due to the higher sales, partially offset by higher fixed costs supporting research and sales and marketing investments. Year-to-date 2007 PTOI included income of $22 million related to licensing agreements and gains on sales of certain assets. Year-to-date 2006 PTOI included a $58 million gain related to technology transfers and licensing agreements.
In the first half of 2007, farmers in North America continued to demonstrate a preference for corn hybrids containing biotechnology traits and the Agriculture & Nutrition platform had limited supplies of these products. As a result, corn market share in North America continued to decline. However, the platform expects to have full availability of leading products containing biotechnology traits in 2008 and the company believes that it will at least maintain its present market share. First half seed revenue and market share increased in Europe and Latin America.
Coatings & Color Technologies — Second quarter 2007 sales of $1.7 billion were up 5 percent compared to the same period in 2006, reflecting 4 percent higher USD selling prices and 1 percent volume growth. Increased sales of titanium dioxide products outside of the U.S. more than offset lower sales to automotive OEM. Second quarter PTOI of $226 million remained flat with the prior year, as the higher sales were offset by increased ingredient and transportation costs.
Year-to-date 2007 sales were $3.3 billion, up 5 percent from the same period last year, reflecting 3 percent higher USD selling prices and 2 percent volume growth. Higher volumes reflect increased sales of titanium dioxide products outside of the U.S., as well as a recovery of lost sales volume in the titanium dioxide products due to plant damage from Hurricane Katrina. Year-to-date PTOI was $420 million as compared to $249 million last year, which is primarily due to the absence of the prior year restructuring charge of $135 million associated with the transformation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
program in the coatings business. Year over year improvement in PTOI reflects pricing programs that offset higher raw material costs. In addition, higher earnings in 2007 reflect increased sales, a $16 million insurance recovery, recorded in Other income, relating to Hurricane Katrina and improved fixed cost productivity. For more information on the $135 million restructuring charge, see Note 4 to the interim Consolidated Financial Statements. Additionally, a complete discussion of the restructuring charge is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Note 5, “Restructuring Activities.”
Electronic & Communication Technologies — Second quarter 2007 sales were $1.0 billion, up 4 percent, reflecting 4 percent volume growth. Volume growth in fluoroproducts and packaging graphics, as well as gains in the photovoltaic markets were partially offset by lower refrigerants pricing and weaknesses in certain cell phone and semiconductor supply chains. Second quarter PTOI was $176 million as compared to $168 million in the prior year. Second quarter 2007 PTOI included the benefit of $25 million from two inventory valuation adjustments. The impact of these adjustments was not material to the company’s consolidated financial statements in the current quarter or any previous period. Second quarter 2007 PTOI was affected by declines in margins as a percentage of sales in refrigerants and electronic materials.
Year-to-date sales of $1.9 billion were up 4 percent, reflecting 4 percent volume growth. PTOI was $300 for the first half of 2007 compared to $328 million in the prior year. Lower earnings reflect declines in margins as a percentage of sales in refrigerants and electronic materials and increased fixed costs for growth initiatives.
Performance Materials — Sales of $1.7 billion were up 8 percent compared to sales in the second quarter last year reflecting 7 percent higher USD selling prices and 1 percent volume growth. Volume growth in Europe and Latin America was offset by decreased demand in North America. Second quarter PTOI of $227 million increased 19 percent from the prior year. Increased earnings were primarily due to the higher sales.
Year-to-date sales were $3.3 billion versus $3.1 billion in the prior year. The 6 percent increase in sales reflects 7 percent higher USD prices, partially offset by a 1 percent decrease in volume. The decrease in volume reflects lower sales volume of engineering polymer resins and packaging and industrial polymers resins, principally in the U.S. and Asia Pacific. PTOI for the first six months of 2007 was $377 million compared to $346 million in 2006. Increased earnings were primarily due to the higher sales. Additionally, 2007 year-to-date PTOI included a $52 million litigation related charge in connection with the elastomers antitrust matters. See Note 9 to the interim Consolidated Financial statements for more details.
Pharmaceuticals — See Other income, net for additional discussion of the company’s royalty income.
Safety & Protection — Second quarter sales of $1.5 billion were up 4 percent, reflecting 4 percent higher USD selling prices. Overall volume was flat for the segment as higher sales of Kevlar® and Nomex® were offset by decreased sales of products for U.S. residential construction markets. Second quarter PTOI was $318 million, an increase of 3 percent over last year. Increased earnings were primarily due to higher sales of Kevlar® and Nomex®.
Year-to-date sales of $2.8 billion were 2 percent higher than last year, due to 3 percent higher USD selling prices, partially offset by a 1 percent decline in volume. Lower volume primarily reflects decreased sales of products for U.S. residential construction markets, partly offset by higher sales of Kevlar® and Nomex®. Selling price increases across all product lines essentially offset the increases in raw material costs. Year-to-date PTOI was $609 million, an increase of 6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
percent over the prior year. The increased earnings were primarily due to higher sales of Kevlar® and Nomex®.
Other
The company combines the results of certain developmental and nonaligned businesses under Other. Sales in the quarter of $50 million increased 4 percent from 2006. Pretax operating loss for the second quarter 2007 was $37 million, an increase of 16 percent compared to second quarter 2006. The higher sales were offset by higher inventory and freight costs, as well as higher business development costs.
Year-to-date sales of $93 million were essentially flat with the prior year. Year-to-date pretax operating loss increased 6 percent to $93 million, primarily due to higher inventory and freight costs, as well as higher business development costs. The pretax loss for the first half of 2007 included litigation charges for divested businesses of $29 million. The pretax loss for the first half of 2006 included a charge of $27 million to write down certain specialty resins manufacturing assets to estimated fair value.
Liquidity & Capital Resources
Management believes that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future. The company’s liquidity needs can be met through a variety of independent sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable debt securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets, and asset sales. The company’s current long-term borrowing level, strong financial position and credit ratings provide excellent access to these markets.
The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to insure adequate liquidity and an optimum debt maturity schedule.
Cash provided by operating activities was $383 million for the six months ended June 30, 2007 versus $68 million for the same period ended in 2006. The $315 million improvement is primarily due to higher earnings and timing of tax payments. Seasonal changes in working capital were comparable versus prior year.
Cash used for investing activities was $672 million for the six months ended June 30, 2007 compared to $549 million for the same period last year. The $123 million increase is mainly due to lower proceeds from the sale of short-term financial instruments, as well as the impacts of a weakening U.S. dollar on forward exchange contract settlements.
Purchases of property, plant and equipment for the six months ended June 30, 2007 totaled $621 million. Although the capital expenditures decreased as compared to the same period last year, the company expects full-year purchases of plant, property and equipment to be modestly higher than the $1.5 billion spent in 2006.
Cash used for financing activities was $535 million for the six months ended June 30, 2007 compared to $422 million for the same period last year, an increase of $113 million. This increase was primarily due to the acquisition of treasury stock, partially offset by the increase in the proceeds resulting from a greater number of stock options being exercised and a net increase in the proceeds from borrowings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Dividends paid to shareholders during six months ended June 30, 2007 totaled $692 million. In July 2007, the company’s Board of Directors declared a third quarter common stock dividend of $0.37 per share, which is the same as the dividend paid in the second quarter 2007. The third quarter dividend was the company’s 412th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Stock Repurchases
The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During the second quarter 2007, there were no purchases of stock under this program. As of June 30, 2007, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this plan.
In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. During the six months ended June 30, 2007, the company paid $600 million to purchase and immediately retire 11.8 million shares at an average price of $50.94 per share. As of June 30, 2007, the company has purchased and retired 90 million shares at a total cost of $3.9 billion. The company anticipates completing the remaining $1.1 billion of the program in the third quarter. See Note 14 — Subsequent Event — Stock Repurchase. See Item 2 Issues, Purchases of Securities for more information regarding activity for the quarter ended June 30, 2007.
Cash and Cash Equivalents and Marketable Debt Securities
Cash and cash equivalents and Marketable debt securities were $1.1 billion at June 30, 2007 versus $1.9 billion at December 31, 2006. The decrease was due to cash used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
Debt
Total debt at June 30, 2007 was $8.0 billion, an increase of $0.5 billion from the $7.5 billion at December 31, 2006.
For analytical purposes, management believes that net debt (total debt less Cash and cash equivalents and Marketable debt securities) is the most meaningful measure for investors to view the company’s liquidity and debt positions since the company’s cash is available to meet operating and capital needs, as well as to provide liquidity around the world. The details of the change in net debt also provide the investor with a more operational view of cash flows. At June 30, 2007, net debt was $7.0 billion compared to $5.6 billion at December 31, 2006. The increase in net debt is mainly attributable to normal seasonal working capital needs, particularly in the Agriculture & Nutrition segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
     The following table reconciles total debt to net debt:

(Dollars in millions)	June 30,	December 31,
	2007	2006

Commercial paper	$974	$—
Long-term debt due in one year	1,149	1,163
Other short-term debt	252	354

Total short-term debt	2,375	1,517
Long-term debt	5,664	6,013

Total debt	8,039	7,530
Less: Cash and cash equivalents	987	1,814
Less: Marketable debt securities	102	79

Net debt	$6,950	$5,637

The following table summarizes changes in net debt for the first half of 2007:

(Dollars in millions)
Net debt — beginning of year	$5,637
Cash provided by continuing operations	(383)
Purchases of property, plant & equipment and investments in affiliates	644
Proceeds from sales of assets	(44)
Forward exchange contract settlements	72
Dividends paid to stockholders	692
Proceeds from exercise of stock options	(365)
Acquisition of treasury stock	600
Effect of exchange rate changes on cash	3
Other	94

Increase in net debt	1,313

Net debt — June 30, 2007	$6,950

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 44 to the company’s 2006 Annual Report on Form 10-K, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2006 can be found on page 46 of the company’s Annual Report on Form 10-K. The company’s contractual obligations at June 30, 2007, have decreased by approximately $650 million, or 5 percent, versus the prior year. The decrease is primarily due to debt principal payments. See Note 2 to the interim Consolidated Financial Statements for a description of commitments relating to tax matters.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
PFOA
DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon® and Zonyl® brands. The fluoropolymer resins and dispersions businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.
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
A form of PFOA (collectively, perfluorooctanoic acid and its salts, including the ammonium salt) is used as a processing agent to manufacture fluoropolymer resins and dispersions. For over 50 years, DuPont purchased its PFOA needs from a third party, but beginning in the fall of 2002, it began producing PFOA to support the manufacture of fluoropolymer resins and dispersions. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
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
DuPont has developed EchelonTM technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. The company has already converted 90 percent of its product line by volume to manufacturing processes based on EchelonTM. DuPont also has successfully commercialized a new, patented manufacturing process to remove greater than 97 percent of trace by-product levels of PFOA, its homologues and direct precursors from its fluorotelomer products. The new products are being marketed as LX Platform Products. In addition, the company has committed to eliminate the need to make, use or buy PFOA by 2015.
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the EPA establishing a precautionary interim screening level for PFOA of 0.5 part per billion (ppb) in drinking water sources in the area around the Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted a survey and performed sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb (see Note 9 to the interim Consolidated Financial Statements).
In February 2007, the New Jersey Department of Environmental Protection (NJDEP) identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. While the NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.
Occupational exposure to PFOA has been inconsistently associated with small changes in lipids (e.g. cholesterol). It is not known whether this is a causal association. Community exposure has not been associated with any of these changes. To date, there are no human health effects known to be caused by PFOA, although study of the chemical continues. Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. DuPont conducted a two-phase employee health study on PFOA at its Washington Works site. Results from the first phase of this study for more than 1,000 workers indicate no association between exposure to PFOA and most of the health parameters that were measured. The only potentially relevant association is a modest increase

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
in some, but not all, lipid fractions, e.g. cholesterol, in some of the highest exposed workers. The second phase was a mortality study that involves the examination of all causes of death in more than 6,000 employees who worked at the Washington Works site during its more than fifty years of operation. Based on the observation of a modest increase in some lipid fractions in the study’s first phase, the second phase included a more detailed analysis of heart disease. No overall increase in deaths related to heart disease was found. After additional analyses of the data using different models, one analysis showed a slight increase in heart disease with increased exposure. This observation could be the result of random occurrence or it could mean a small increase in workers more heavily exposed. DuPont intends to pursue additional analyses to fully understand this statistical observation.
Currently, there are no regulatory actions pending that would prohibit the production or use of PFOA. However, because there continues to be regulatory interest, there can be no assurance that the EPA or any other regulatory entity will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2006 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 9 to the interim Consolidated Financial Statements).

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

As of June 30, 2007, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected the company’s internal control over financial reporting.

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
Environmental Proceedings
     Acid Plants New Source Review Enforcement Action
In 2003, the U.S. Environmental Protection Agency (EPA) issued a “Notice of Violation and Finding of Violation” for the company’s Fort Hill sulfuric acid plant in Ohio. The EPA conducted a review of capital projects at the plant over the past twenty years. Based on its review, the EPA believes that two of the projects triggered a requirement to meet the New Source Performance Standards for sulfuric acid plants and that the company should have sought a permit under the New Source Review requirements of the Clean Air Act (CAA). In July 2004, the EPA issued a Notice of Violation for the James River sulfuric acid plant in Virginia with similar allegations. The company’s sulfuric acid plants in Louisiana and Kentucky use similar technology.
In July 2007, a Consent Decree was reached under which the company will pay a total of $4,125,000 in civil penalties to the U.S. federal government, Louisiana, Ohio and Virginia. Also, DuPont must retrofit its Burnside plant in Louisiana by September 1, 2009 at an estimated cost of at least $66 million. In addition, by March 1, 2012, the other three plants must be retrofitted at an estimated total cost of at least $87 million or shut down.
     Gibson City, Illinois
Information related to this matter is included on page 14, Item 3, of the company’s 2006 Annual Report on Form 10-K.
     Beaumont, Texas
On March 14, 2007 the Texas Commission on Environmental Quality (TCEQ) issued a proposed Agreed Order alleging violation of the Texas Water Code at DuPont’s Beaumont Texas facility. The Order was issued in response to the discharge of hazardous industrial waste to waters of the State on October 12, 2006. DuPont has entered into an Agreed Order with TCEQ settling the matter for $136,400. The Order is awaiting formal approval of the TCEQ Commissioners.

     Belle, West Virginia
On February 13, 2007, the West Virginia Department of Environmental Protection (WVDEP) indicated that the company’s plant in Belle, West Virginia would be assessed penalties relating to wastewater discharges between June 2004 and year-end 2006 which allegedly exceeded the daily maximum and/or monthly average permit limits for total suspended solids, biological oxygen demand, pH, temperature, and phenol. In addition, the WVDEP has made three allegations relating to leaks of seeping groundwater associated with current operations. In July 2007 a Consent Order was reached under which DuPont will pay a penalty of about $100,000 and implement a protocol for certain inspections to ensure that there are no active discharges arising from current facility operations into the Simmons Creek without appropriate permits. The Order is awaiting formal approval.
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
The company’s manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil and natural gas and raw materials, affect the company’s operating results from period to period. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. The company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company’s financial results.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchases of its common stock during the three months ended June 30, 2007:

			2001 Plan		2005 Plan
			Total Number of	Approximate Value	Total Number of	Approximate Value
			Shares Purchased as	of Shares That May	Shares Purchased as	of Shares That May
			Part of Publicly	Yet be Purchased	Part of Publicly	Yet be Purchased
	Total Shares	Average Price Paid	Announced	(Dollars in	Announced	(Dollars in
Month	Purchased	Per Share	Program[1]	millions)	Program[2]	millions)
April	—	$—	—	$1,038	—	$1,395
May	—	$—	—	$—	—	$1,395
June	5,906,497	$50.79	—	$—	5,906,497	$1,095

Total	5,906,497		—		5,906,497

[1]	In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company’s common stock. There were no purchases of the company’s common stock under this plan during the three months ended June 30, 2007. As of June 30, 2007, cumulative purchases of common stock under this plan are 20.5 million shares at a cost of $962 million. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

[2]	In October 2005, the Board of Directors authorized a $5 billion share buyback plan. On May 1, 2007. the company entered into a structured stock purchase agreement with a large financial institution in which the company provided the financial institution with an up-front payment totaling $300 million and the financial institution agreed to deliver a certain number of shares based on the volume weighted average price less a specified discount at the end of the contract period. The contract settled on June 8, 2007. As part of this agreement, the company purchased 5.9 million shares at an average price of $50.79 per share. As of June 30, 2007, the company has purchased 90 million shares at a total cost of $3.9 billion. The company anticipates completing the remaining $1.1 billion of the program by the end of the third quarter. See Note 14 — Subsequent Event — Stock Repurchase.
Item 6. EXHIBITS
The exhibit index filed with this Form 10-Q is on pages 43-45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	August 1, 2007

By:	/s/ Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective April 25, 2007

10.2*	Terms and conditions of time-vested restricted stock units granted to non-employee directors under the company’s Stock Accumulation and Deferred Compensation Plan, as amended, or Equity and Incentive Plan (incorporated by reference to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005).

10.3*	Terms and conditions of time-vested restricted stock units granted in 2007 to non-employee directors under the company’s Stock Accumulation and Deferred Compensation Plan, as amended, or Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.4*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 of the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.5*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 of the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 of the company’s Current Report on Form 8-K filed on July 20, 2006).

10.7*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.8*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.10*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.11*	Terms and conditions of stock appreciation rights granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.12*	Terms and conditions of stock options granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.13*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.14*	Terms and conditions of time-vested restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.15*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997.

10.16*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2007 (incorporated by reference to Exhibit 10.11 of the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.17*	Company’s Retirement Savings Restoration Plan adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.18*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 of the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.19*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.20	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.12 of the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.21	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.22	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.23	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 of the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.24	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 of the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.