Form 10-Q
period 2007-09-30
DUPONT E I DE NEMOURS & CO
filed 2007-10-31
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated ☑      Filer Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).
Yes     ☐       No     ☑
899,047,755 shares (excludes 87,041,427 shares of treasury stock) of common stock, $0.30 par value, were outstanding at October 15, 2007.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$6,675	$6,309	$22,395	$21,145
Other income, net	365	336	1,045	1,002

Total	7,040	6,645	23,440	22,147

Cost of goods sold and other operating charges	5,115	4,762	16,216	15,326
Selling, general and administrative expenses	797	756	2,512	2,400
Amortization of intangible assets	53	57	163	172
Research and development expense	332	320	979	961
Interest expense	113	114	320	347

Total	6,410	6,009	20,190	19,206

Income before income taxes and minority interests	630	636	3,250	2,941
Provision for income taxes	102	151	802	661
Minority interests in earnings of consolidated subsidiaries	2	—	5	3

Net income	$526	$485	$2,443	$2,277

Basic earnings per share of common stock	$0.57	$0.52	$2.64	$2.46

Diluted earnings per share of common stock	$0.56	$0.52	$2.61	$2.44

Dividends per share of common stock	$0.37	$0.37	$1.11	$1.11

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,209	$1,814
Marketable debt securities	109	79
Accounts and notes receivable, net	6,990	5,198
Inventories	4,963	4,941
Prepaid expenses	195	182
Income taxes	665	656

Total current assets	14,131	12,870
Property, plant and equipment, net of accumulated depreciation (September 30, 2007 - $15,734 December 31, 2006 - $15,221)	10,568	10,498
Goodwill	2,110	2,108
Other intangible assets	2,904	2,479
Investment in affiliates	791	803
Other assets	3,411	3,019

Total	$33,915	$31,777

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,873	$2,711
Short-term borrowings and capital lease obligations	3,618	1,517
Income taxes	334	178
Other accrued liabilities	2,972	3,534

Total current liabilities	9,797	7,940

Long-term borrowings and capital lease obligations	5,367	6,013

Other liabilities	7,984	7,692

Deferred income taxes	404	269

Total liabilities	23,552	21,914

Minority interests	445	441

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237

Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2007 - 985,970,895; December 31, 2006 -1,009,109,136	296	303
Additional paid-in capital	8,121	7,797
Reinvested earnings	9,772	9,679
Accumulated other comprehensive loss	(1,781)	(1,867)
Common stock held in treasury, at cost (87,041,427 shares at September 30, 2007 and December 31, 2006)	(6,727)	(6,727)

Total stockholders’ equity	9,918	9,422

Total	$33,915	$31,777

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities
Net income	$2,443	$2,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	866	866
Amortization of intangible assets	163	172
Contributions to pension plans	(233)	(226)
Other noncash charges and credits, net	157	294
Change in operating assets and liabilities, net	(1,970)	(2,620)

Cash provided by operating activities	1,426	763

Investing activities
Purchases of property, plant and equipment	(1,019)	(1,085)
Investments in affiliates	(27)	(22)
Payments for businesses, net of cash acquired	(13)	(57)
Proceeds from sales of assets, net of cash sold	150	80
Net (increase) decrease in short-term financial instruments	(21)	110
Forward exchange contract settlements	(122)	50
Other investing activities, net	32	27

Cash used for investing activities	(1,020)	(897)

Financing activities
Dividends paid to stockholders	(1,037)	(1,035)
Net increase in borrowings	1,330	472
Acquisition of treasury stock	(1,695)	(280)
Proceeds from exercise of stock options	431	45
Other financing activities, net	(72)	(82)

Cash used for financing activities	(1,043)	(880)

Effect of exchange rate changes on cash	32	(4)

Decrease in cash and cash equivalents	$(605)	$(1,018)

Cash and cash equivalents at beginning of period	1,814	1,736

Cash and cash equivalents at end of period	$1,209	$718

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
Accounting Standards Issued Not Yet Adopted
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market based” measurement versus an entity-specific measurement, and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively beginning January 1, 2008. Management expects that adoption of SFAS 157 will not have a material effect on the company’s financial position, liquidity or results of operations.
In June 2007, the FASB ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for research and development goods or services to be deferred and capitalized. Expense is recognized as the services are performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Management expects that adoption of EITF 07-3 will not have a material effect on the company’s financial position, liquidity or results of operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
The company and/or its subsidiaries files income tax returns in the United States of America (U.S.) federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. It is reasonably possible that changes from future completed tax examinations could be significant when compared to our global unrecognized tax benefits, however due to the uncertainty regarding the timing of completion of these audits and the possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.
Note 3. Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cozaar®/Hyzaar® income	$235	$209	$698	$576
Royalty income	28	26	75	88
Interest income, net of miscellaneous interest expense	45	29	104	98
Equity in earnings of affiliates	2	16	26	47
Net gains on sales of assets	25	25	58	39
Net exchange gains (losses)	(18)	(1)	(34)	20
Miscellaneous income and expenses, net	48	32	118	134

Total	$365	$336	$1,045	$1,002

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
Miscellaneous income and expenses, net, principally includes insurance recoveries, litigation settlements and other miscellaneous items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 4. Restructuring Activities
During the three and nine months ended September 30, 2007, there were no significant changes in estimates related to liabilities established for restructuring initiatives recorded in 2006 or in prior years. A complete discussion of all restructuring initiatives is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 5, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

	2006	2004	2002
	Programs	Programs	Programs	Total

Balance at December 31, 2006	$152	$13	$12	$177

Employee separation payments	(50)	(7)	(2)	(59)

Credits to income	(6)	—	—	(6)

Balance at September 30, 2007	$96	$6	$10	$112

Agriculture & Nutrition
As of September 30, 2007, approximately 755 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan.
Coatings & Color Technologies
As of September 30, 2007, approximately 1,100 employees were separated relating to the 2006 Coatings & Color Technologies business transformation plan.
Note 5. Provision for Income Taxes
In the third quarter 2007, the company recorded a tax provision of $102, including $38 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Year-to-date 2007 also includes $5 of tax expense associated with the company’s hedging policy.
In the third quarter 2006, the company recorded a tax provision of $151, including $4 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Year-to-date 2006 also included a tax benefit of $31 associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return, a net tax benefit of $41 related to the reversal of certain prior year tax contingencies previously reserved and an additional $20 of tax expense associated with the company’s hedging policy.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$525.8	$485.4	$2,443.1	$2,277.1
Preferred dividends	(2.5)	(2.5)	(7.5)	(7.5)

Net income available to common stockholders	$523.3	$482.9	$2,435.6	$2,269.6

Denominator:
Weighted-average number of common shares — Basic	921,105,750	922,023,399	922,957,576	921,620,506

Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	8,210,427	5,208,481	8,816,574	7,189,004

Weighted-average number of common shares — Diluted	929,316,177	927,231,880	931,774,150	928,809,510

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average Number of Stock Options	21,416,226	80,303,545	21,534,349	72,251,062
The 58.9 million and 50.7 million decreases in the average number of stock options that were antidilutive in the three- and nine-month periods ended September 30, 2007 compared to the same September 30, 2006 periods, respectively, were primarily due the increase in the company’s average stock price. Additionally, there were 12.8 million stock options that expired unexercised and were cancelled in January 2007, which were included in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2006.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Inventories

	September 30,	December 31,
	2007	2006

Finished products	$3,090	$3,075
Semifinished products	1,458	1,616
Raw materials and supplies	1,004	804

	5,552	5,495
Adjustment of inventories to a last-in, first-out (LIFO) basis	(589)	(554)

Total	$4,963	$4,941

Note 8. Goodwill and Other Intangible Assets
There were no significant changes in Goodwill for the nine-month period ended September 30, 2007.
The gross carrying amounts and accumulated amortization in total and by major class of Other intangible assets are as follows:

	September 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,410	$(1,104)	$1,306	$2,099	$(1,253)	$846
Patents	153	(55)	98	141	(46)	95
Trademarks	53	(16)	37	53	(14)	39
Other	530	(222)	308	536	(192)	344

	3,146	(1,397)	1,749	2,829	(1,505)	1,324

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	180	—	180	180	—	180
Pioneer germplasm	975	—	975	975	—	975

	1,155	—	1,155	1,155	—	1,155

Total	$4,301	$(1,397)	$2,904	$3,984	$(1,505)	$2,479

During the third quarter 2007, the company’s wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests.
The YieldGard® MON810 Corn license agreement has been modified to provide Pioneer with more favorable royalty terms and broader rights to certain regulatory data and approvals for use in developing products stacked with YieldGard® MON810 Corn. As part of the agreement,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Monsanto receives broader rights and access to certain Herculex® Insect Control trait regulatory data and approvals for use in developing products stacked with Herculex® Insect Control traits.
The agreement also modified the existing Roundup Ready® Corn 2 license to provide for specified annual royalty payments from 2008 through 2015 versus the per unit royalty arrangement in place for the same period. As a result of the change from a per unit royalty payment to specified annual royalty payments, the company recorded an intangible asset for licensed technology and an associated liability with a net present value of $573  in the quarterly period ended September 30, 2007. The intangible asset is subject to amortization, which will be reported in Cost of goods sold and other operating charges, over the life of the related contract. Interest expense associated with the liability will be reported in Cost of goods sold and other operating charges. Cumulative cash payments will be approximately $725 over this eight-year period.
The aggregate amortization expense for definite-lived intangible assets was $53 and $163 for the three- and nine-month periods ended September 30, 2007, respectively, and $57 and $172 for the three- and nine-month periods ended September 30, 2006. The estimated aggregate pretax amortization expense for 2007 and each of the next five years is approximately $230, $280, $280, $245, $230 and $190 including amounts which will be reported in Cost of goods sold and other operating charges.
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $22 at September 30, 2007 and $17 at December 31, 2006. Estimates for warranty costs are based primarily on historical claim experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of September 30, 2007, and December 31, 2006, was $103 and $105, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors (INVISTA), the company indemnified the purchasers, subsidiaries of Koch Industries, Inc., against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties. The estimated fair value of these obligations of $70 was included in the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
indemnifications balance of $103 at September 30, 2007. The fair value of these obligations was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other unaffiliated companies. At September 30, 2007, the company had directly guaranteed $588 of such obligations, and $239 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. No material loss is anticipated by reason of such agreements and guarantees.
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 40 percent of the $274 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2007:

	Short-	Long-
	Term	Term	Total

Obligations for customers, suppliers and other unaffiliated companies[1]:
Bank borrowings (terms up to 5 years)	$103	$170	$273
Revenue bonds (term 1 year)	1	—	1

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 6 years)	260	26	286
Leases on equipment and facilities (terms of 2 to 3 years)	—	28	28

Total obligations for customers, suppliers, other unaffiliated companies and equity affiliates	$364	$224	$588

Obligations for divested subsidiaries and affiliates[3]:
Conoco Inc. (Conoco) (terms from 1 - 19 years)	—	136	136
Consolidation Coal Sales Company (term 3 - 4 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	—	239	239

	$364	$463	$827

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Residual Value Guarantees
As of September 30, 2007, the company had one synthetic lease program relating to short-lived equipment. In connection with this synthetic lease program, the company had residual value guarantees in the amount of $102 at September 30, 2007. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2007, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number
of Cases

Balance at December 31, 2006	60
Filed	—
Resolved	(16)

Balance at March 31, 2007	44
Filed	—
Resolved	(31)

Balance at June 30, 2007	13
Reinstated	2
Resolved	—

Balance at September 30, 2007	15

At September 30, 2007, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. The court dismissed, for failure to prosecute, one of the nine cases in November 2006 on DuPont’s motion. Plaintiffs are expected to appeal. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against DuPont. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs, as well as DuPont, have filed post trial motions and DuPont will appeal the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.
At September 30, 2007, there was one case pending in Florida and one in Hawaii where the plaintiffs are seeking to reopen settlements with the company by alleging that it committed fraud and misconduct, as well as violations of federal and state racketeering laws. In October 2007, the appeals court entered an order precluding the judge from taking further action effectively dismissing the case pending in Florida. In 2005, the case pending in Hawaii was settled in part for $1.2 and the Hawaii state court granted DuPont’s motion dismissing the remainder of the case. However, plaintiffs have appealed the dismissal. During the second quarter 2007, the company settled five cases that were pending in Hawaii for $8.5. During the first quarter 2007, the dismissal of the sixteen reopener cases pending in Florida was affirmed and the cases were closed.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
At September 30, 2007, there were two cases pending before the Delaware state court, involving allegations that Benlate® caused birth defects to children exposed in utero. In April 2007, DuPont reached a settlement in principle of $9 with the six plaintiffs in these two cases as well as twenty-six other claimants represented by the same attorney. If the settlement is approved by the court and finalized, it will resolve all birth defects claims known by DuPont to exist.
At September 30, 2007, there were two shrimp cases pending against the company. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. The company has appealed. The twenty-six other cases involving damage to shrimp pending against the company in state court in Florida were settled for $2.5 during the second quarter 2007. The settlement was paid during the third quarter 2007. Separately, plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all twenty- eight of the cases. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of September 30, 2007, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At September 30, 2007, the company has reserves of $9 related to the settlements of the birth defect claims and shrimp cases.
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted a survey and performed sampling and analytical testing of certain public and private water systems in the area. DuPont will conduct another survey and perform analytical testing of certain public and private water systems in additional areas defined by EPA. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb. Since PFOA was detected at levels above 0.5 ppb in some private water wells, the company expects to install such treatment systems. Management believes the company’s reserves for costs it may incur as a result are appropriate.
In 2001, DuPont and the West Virginia Department of Environmental Protection (WVDEP) signed a multimedia Consent Order (the WV Order) that required environmental sampling and analyses and the development of screening levels for PFOA that is used or managed by the Washington Works plant. As a result, in 2002, the WVDEP established a screening level of 150 micrograms PFOA per liter screening level for drinking water, a soil screening level of 240 parts per million, a screening level of 1 microgram per cubic meter for air and a screening level of 1360 ppb for aquatic life. Under the WV Order, sanctions could be imposed if any of the screening levels were exceeded. Based on sampling through 2006 and air dispersion modeling, DuPont has not exceeded these screening levels. The company conducted annual sampling in 2007 for the City of Parkersburg and the results were below the screening level. In addition, environmental sampling of the PFOA levels in the groundwater and drinking water has been conducted across the Ohio River pursuant to a

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Memorandum of Understanding among DuPont, the Ohio Environmental Protection Agency, the WVDEP and the Division of Health and Human Resources, (the Ohio MOU). Additional monitoring was conducted in Ohio through 2006. In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that requires DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. At September 30, 2007, DuPont has reserves of about $0.7 to fund its activities under the WV Order, EPA MOU and Order on Consent, including the installation of water treatment systems.
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
Department of Justice: Grand Jury Subpoena
On May 17, 2005, DuPont was served with a grand jury subpoena from the U.S. District Court for the District of Columbia. The subpoena, which was served by the Environmental Crimes Section of the Environment and Natural Resources Division of the Department of Justice (DOJ), relates to PFOA, ammonium perfluorooctanoate (APFO), C-8 and FC-143. On October 12, 2007, DuPont was notified that the DOJ completed its review and has dropped its investigation.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a health study by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health study is estimated to cost $18, of which $5 was originally placed in an interest-bearing escrow account. At present, the expected timeframe to complete the study is three to five years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. At September 30, 2007, the estimated cost of constructing, operating and maintaining these systems was $19 of which $10 was originally placed in an interest-bearing escrow account. At September 30, 2007, the reserve balance relating to the funding of the independent science panel health study and the water treatment systems was $20, including $11 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at September 30, 2007, the company had not established any reserves related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
The company is funding a voluntary bottled water program (estimated to cost about $3) for residents in the Little Hocking area water district (LHWA) on an interim basis until the installation of the water treatment systems. In June 2007, the LHWA notified DuPont that it intends to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in its wells. DuPont denies any such endangerment exists and intends to vigorously defend itself if a lawsuit is filed.
In September, 2007, LHWA refiled the suit it originally filed in Ohio state court and voluntarily dismissed in 2006. The suit claims that perfluorinated compounds, including PFOA, allegedly released from the Washington Works plant contaminated LHWA’s well fields and underlying aquifer. LHWA’s complaint seeks a variety of relief including compensatory and punitive damages, and an injunction requiring DuPont to provide a new “pristine” well field and the infrastructure to deliver it.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Consumer Products Class Actions

Number
of Cases

Balance at December 31, 2006	22
Filed	1
Resolved	—
Balance at March 31, 2007	23
Filed	—
Resolved	—

Balance at June 30, 2007	23
Filed	—
Resolved	—
Balance at September 30, 2007	23

As of September 30, 2007, twenty-three intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 23 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pre-trial proceedings in federal district court for the Southern District of Iowa. Under the court’s latest case management order, a ruling on whether these cases can proceed as class actions is expected in 2008.
The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing “to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers” and that DuPont has liability based on state law theories of negligence and strict liability. The actions allege that Teflon® contained or released harmful and dangerous substances; including a chemical (PFOA) alleged to have been determined to be “likely” to cause cancer in humans. The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys’ fees and other relief. In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. A ruling on this motion is expected from the Court in 2008. Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages.
The company believes that the twenty-three class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At September 30, 2007, the company had not established any reserves related to these matters.
Elastomers Antitrust Matters
Since 2002, the U.S., European Union (EU) and Canadian antitrust authorities have investigated the synthetic rubber markets for possible violations. These investigations included DuPont Dow Elastomers, LLC (DDE), as a result of its participation in the polychloroprene (PCP) and ethylene

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
In July 2007, DPE pled guilty to conspiring to fix prices and paid a fine of CDN $4, approximately $3.8 USD, resolving all criminal antitrust allegations against it related to PCP in Canada.
In late March 2007, the EU antitrust authorities issued a Statement of Objections that makes antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both have responded. The company expects EU antitrust authorities to issue a decision, including the imposition of fines. It is possible that this may occur by year-end 2007. During 2007, as a result of these developments, the company increased its reserves for the EU matter by $65, of which DuPont expects $13 will be reimbursed by Dow. However, there can be no assurance as to what the EU antitrust authorities will decide or the amount of any fines. After the decision is issued, the company will assess whether to seek appellate review.
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
As a result of its April 2004 agreements with Dow, DuPont established reserves in 2004 of $268, of which it expects $18 to be reimbursed by Dow. At September 30, 2007, the balance of the reserves was $174.
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. The October 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. No specific amount was awarded in the medical monitoring phase. The company believes it has a strong basis for appeal and will seek the right to appeal all four phases. As of September 30, 2007, the company increased its reserves related to this action to $55 although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2007, the Consolidated Balance Sheet included a liability of $349 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of September 30, 2007.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$526	$485	$2,443	$2,277
Cumulative translation adjustment	53	15	75	40
Net revaluation and clearance of cash flow hedges to earnings	3	(2)	(6)	(3)
Pension benefit plans	18	16	63	16
Other benefit plans	(22)	—	(50)	—
Net unrealized (losses) gains on available for sale securities	(8)	—	4	6

Total	$570	$514	$2,529	$2,336

Note 11. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included the company’s Annual Report on Form 10-K for the year ended December 31, 2006, at Note 25, “Derivatives and Other Hedging Instruments.” Cash flow ineffectiveness reported in earnings for the three and nine months ended September 30, 2007 was a pretax gain of $1 and a pretax gain of $2, respectively. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2007
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Beginning balance	$12	$(4)	$8	$27	$(10)	$17

Additions and revaluations of derivatives designated as cash flow hedges	3	(1)	2	14	(3)	11

Clearance of hedge results to earnings	2	(1)	1	(24)	7	(17)

Ending balance	$17	$(6)	$11	$17	$(6)	$11

Amounts expected to be reclassified into earnings over the next twelve months	$14	$(5)	$9	$14	$(5)	$9

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit (credit)/cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$100	$96	$294	$294
Interest cost	308	298	919	888
Expected return on plan assets	(450)	(413)	(1,348)	(1,224)
Amortization of unrecognized loss	30	56	88	189
Amortization of prior service cost	5	8	14	29
Curtailment/settlement loss	—	—	—	3

Net periodic benefit (credit)/cost	$(7)	$45	$(33)	$179

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to contribute approximately $290 to its pension plans, other than to the principal U.S. pension plan in 2007. As of September 30, 2007, contributions of $233 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2007 to total approximately $42.
The following sets forth the components of the company’s net periodic benefit cost for other postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$8	$9	$25	$25
Interest cost	59	53	176	161
Amortization of unrecognized loss	16	11	46	34
Amortization of prior service benefit	(39)	(39)	(117)	(117)

Net periodic benefit cost	$44	$34	$130	$103

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2006, that it expected to make payments of approximately $340 to its other postretirement benefit plans in 2007. Through September 30, 2007, the company has made benefit payments of $226 related to its postretirement benefit plans and anticipates additional payments during the remainder of 2007 to total approximately $82.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 13. Segment Information
Segment sales include transfers. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains/(losses), corporate expenses and net interest.
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

			Electronic &
		Coatings &	Communica-
Three Months Ended	Agriculture	Color	tion	Performance	Pharma-	Safety &
September 30,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other		Total [1]

2007
Segment sales	$1,067	$1,649	$935	$1,651	$—	$1,408	$43		$6,753
Less transfers	—	(12)	(31)	(9)	—	(21)	(5)		(78)

Net sales	1,067	1,637	904	1,642	—	1,387	38		6,675
Pretax operating income (loss)	(96)	204	138	196	237	313	(76	) [2]	916

2006
Segment sales	$885	$1,612	$892	$1,559	$—	$1,385	$47		$6,380
Less transfers	—	(13)	(25)	(8)	—	(19)	(6)		(71)

Net sales	885	1,599	867	1,551	—	1,366	41		6,309
Pretax operating (loss) income	(154)	281 [6]	132	169	210	293 [6]	(31)		900

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Electronic &
		Coatings &	Communica-
Nine Months Ended	Agriculture	Color	tion	Performance	Pharma-	Safety &
September 30,	& Nutrition	Technologies	Technologies	Materials	ceuticals	Protection	Other		Total [1]

2007
Segment sales	$5,591	$4,909	$2,834	$4,919	$—	$4,244	$136		$22,633
Less transfers	—	(40)	(90)	(26)	—	(68)	(14)		(238)

Net sales	5,591	4,869	2,744	4,893	—	4,176	122		22,395
Pretax operating income (loss)	983	624	438	573 [3]	703	922	(169	) [2]	4,074

2006
Segment sales	$4,994	$4,715	$2,719	$4,656	$—	$4,158	$141		$21,383
Less transfers	—	(35)	(85)	(40)	—	(64)	(14)		(238)

Net sales	4,994	4,680	2,634	4,616	—	4,094	127		21,145
Pretax operating income (loss)	873	530 [4,6]	460	515	579	869 [6]	(119	) [5]	3,707

[1]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total segment PTOI	$916	$900	$4,074	$3,707
Net exchange gains/(losses), including affiliates	(30)	(3)	(50)	5
Corporate expenses and net interest	(256)	(261)	(774)	(771)

Income before income taxes and minority interests	$630	$636	$3,250	$2,941

[2]	Includes a $40 litigation related charge in connection with an environmental matter related to a discontinued business. See Note 9 for more details.

[3]	Includes a $52 litigation related charge in connection with the elastomers antitrust matters. See Note 9 for more details.

[4]	Includes a $135 restructuring charge in connection with the company’s plans to close and consolidate certain manufacturing and laboratory sites. See Note 4 for more details.

[5]	Includes a charge of $27 to write down certain manufacturing assets to estimated fair value.

[6]	Includes a benefit of $50 resulting from the initial insurance recoveries relating to the damage suffered from hurricane Katrina in 2005 in the following segments: Coatings & Color Technologies-$43 and Safety & Protection-$7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
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
Results of Operations
Overview
Third quarter 2007 net income was $526 million, or $0.56 per share, increasing 8 percent from third quarter 2006 net income of $485 million, or $0.52 per share. This increase was primarily driven by 2 percent higher local selling prices, 2 percent higher sales volume, increased Cozaar®/Hyzaar® income, and the benefit of a weaker U.S. dollar (USD). These improvements were partially offset by the impact of higher raw material, energy, and distribution costs, and spending for growth investments primarily in the Agriculture & Nutrition segment.
The company’s growth strategies successfully generated an 11 percent sales increase outside of the United States, with a significant portion attributable to the Agriculture & Nutrition segment, which increased its non-U.S. sales 25 percent. While sales improved in a number of key U.S. market segments, overall sales in the United States declined modestly, principally related to weak demand in automotive and residential construction markets.
Net Sales
Net sales for the third quarter 2007 were $6.7 billion versus $6.3 billion in the prior year, up 6 percent with a 2 percent increase in local selling prices, a 2 percent favorable currency exchange impact and a 2 percent increase in volume. Volume growth of 5 percent outside the United States was partly offset by 3 percent lower volumes in the United States, principally due to weaker demand in the U.S. for products related to automotive and residential construction markets and the divestiture of a non-core industrial chemical business in the Safety & Protection segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The tables below show Net sales by region and variance analysis versus the prior year:

	Three Months Ended
	September 30, 2007		Percent Change Versus 2006
	2007	Percent
	Net Sales	Change vs.	Local	Currency
	($ Billions)	2006	Price	Effect	Volume

Worldwide	$6.7	6	2	2	2
U.S.	2.4	(2)	1	—	(3)
Europe	1.9	9	2	6	1
Asia Pacific	1.3	5	1	2	2
Canada & Latin America	1.1	22	3	3	16
For the nine months ended September 30, 2007, Net sales were $22.4 billion versus $21.1 billion in the prior year, up 6 percent. This growth was the result of 10 percent higher sales outside of the United States, reflecting in part the benefit of a weaker USD, while U.S. sales were flat. Worldwide local selling prices averaged 2 percent higher.

	Nine Months Ended
	September 30, 2007		Percent Change Versus 2006
	2007	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2006	Price	Effect	Volume

Worldwide	$22.4	6	2	3	1
U.S.	9.0	—	2	—	(2)
Europe	6.7	11	1	7	3
Asia Pacific	3.7	6	2	1	3
Canada & Latin America	3.0	14	2	2	10
Other Income, Net
Third quarter 2007 Other income, net, totaled $365 million versus $336 million in the prior year, an increase of $29 million. The increase was due to $25 million of income related to a contract termination payment received in the Agriculture & Nutrition segment in 2007, and a $26 million increase in income resulting from Cozaar®/Hyzaar®. These increases were offset by a $22 million reduction in other miscellaneous items.
For the nine months ended September 30, 2007, Other income, net, was $1,045 million as compared to $1,002 million last year, an increase of $43 million. The increase was primarily attributable to higher Cozaar®/Hyzaar® income, partially offset by a decrease in net pretax exchange gains.
The company’s Cozaar®/Hyzaar® income is the sum of two parts derived from a royalty on worldwide contract net sales linked to the exclusivity term in a particular country, and a share of the profits from North American sales and certain markets in Europe, regardless of exclusivity term. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar® ends in April 2010. The worldwide agreement terminates after 2013, when the Canadian exclusivity ends, and depends upon North American sales levels. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. The company cannot predict the magnitude of the earnings step-down in each year. In general, management expects a pattern of sales and earnings decline similar to that of other drugs going off patent in the pharmaceutical industry.
Additional information related to the company’s Other income, net, is included in Note 3 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.1 billion in the third quarter 2007, an increase of 7 percent over $4.8 billion in the prior year. COGS as a percent of Net sales was 77 percent, up 2 percentage points from the prior year. Third quarter 2007 COGS included a $40 million charge for existing litigation relating to a discontinued business (see Note 9 to the interim Consolidated Financial Statements). Third quarter 2006 COGS included a $50 million benefit from an insurance recovery related to hurricane damage sustained in 2005. The increase in COGS as a percent of Net sales was also due to higher raw material and finished product distribution costs not covered by selling price increases, which were partially offset by divestitures of low margin businesses and the benefit of exchange rate changes which increased sales at a greater rate than COGS.
COGS for the nine months ended September 30, 2007 was $16.2 billion, an increase of 6 percent versus $15.3 billion in the prior year. COGS was 72 percent of Net sales for the nine months ended September 30, 2007 and 2006. COGS as a percentage of sales remained flat as higher raw material and finished product distribution costs in excess of selling price increases were offset by the absence of a prior-year $135 million restructuring charge in the Coatings & Color Technologies segment.
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
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $797 million for the third quarter 2007 versus $756 million in the prior year. Year-to-date SG&A totaled $2,512 million versus $2,400 million in 2006. The increase in SG&A was primarily due to increased global commissions and selling and marketing investments related to the company’s seed business. As a percent of Net sales, SG&A for the quarter was 12 percent and year-to-date was 11 percent, essentially unchanged from the prior year.
Research and Development Expense (R&D)
R&D increased to $332 million in the third quarter of 2007 compared to $320 million last year, primarily from accelerated biotechnology trait research and development within the Agriculture &

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Nutrition segment. Spending for R&D was 5 percent of sales in the third quarter of 2007, consistent with the comparable period in 2006. For the nine months ended September 30, 2007, R&D was $979 million versus $961 million last year Higher R&D for accelerated biotechnology trait research and development in the Agriculture & Nutrition segment was partially offset by a decrease in R&D in the Coatings & Color Technologies segment as a result of consolidating research facilities as a part of its 2006 business transformation plan.
Interest Expense
Interest expense totaled $113 million in the third quarter of 2007 compared to $114 million in the third quarter of 2006, a decrease of 1 percent. For the nine months ended September 30, interest expense decreased 8 percent to $320 million in 2007 from $347 million in 2006. The decrease in interest expense for the nine-month period was due to lower average debt levels, partially offset by higher average interest rates.
Provision for Income Taxes
The company’s effective tax rate for the third quarter 2007 was 16.2 percent as compared to 23.7 percent in 2006. The lower effective tax rate in 2007 versus 2006 principally relates to the impact of tax associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.
The company’s effective tax rate for year-to-date 2007 was 24.7 percent as compared to 22.5 percent in 2006. The lower effective tax rate in 2006 versus 2007 principally relates to the impact of the 2006 tax benefit of $31 million associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return, a net $41 million tax benefit in 2006 related to the reversal of certain prior year tax contingencies previously reserved and the taxes associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. See Note 5 to the interim Consolidated Financial Statements for additional information.
Net Income
Net income for the third quarter 2007 was $526 million, or $0.56 per share, and included a $26 million, or $0.03 per share, charge for existing litigation relating to a discontinued business. Third quarter 2006 Net income was $485 million, or $0.52 per share, and included a $33 million, or $0.03 per share, benefit from insurance recoveries. The increase in third quarter Net income reflects higher selling prices, volume growth outside of the U.S., increased Cozaar®/Hyzaar® income and a favorable currency impact, partially offset by higher ingredient costs and increased spending on growth investments in excess of fixed cost reductions from productivity improvements.
For the nine months ended September 30, 2007, Net income was $2.4 billion, compared to $2.3 billion in the prior year. The increase in Net income principally reflects the 6 percent revenue growth, primarily from higher local selling prices and volume growth outside of the U.S., in addition to increased Cozaar®/Hyzaar® income, fixed cost productivity gains and a favorable foreign currency exchange impact, partially offset by higher ingredient costs and increased spending on growth investments.
Corporate Outlook
The company has updated its outlook for full-year 2007 earnings per share from about $3.09 to a range of $3.06 to $3.11. The previous outlook included a $0.06 per share charge to increase liabilities related to existing litigation and the current updated 2007 earnings outlook range includes a $0.09 per share year-to-date charge to increase liabilities related to existing litigation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
For the fourth quarter 2007, the company expects strong sales growth outside the United States will continue to exceed the effect of lower demand from U.S. housing and automotive markets. The company anticipates pretax operating income (PTOI) to grow substantially from last year’s fourth quarter, reflecting continued execution of its growth strategies and productivity initiatives partially offset by higher ingredient costs. Net income growth is expected to be tempered by a higher effective income tax rate versus last year.
The company’s 2008 outlook is positive. The company expects strong revenue growth in emerging markets and anticipates significant earnings growth in its Agriculture & Nutrition segment. New product acceleration efforts and continued cost and capital productivity gains across the company are expected to be additional contributing factors. This positive outlook is moderated by potentially lower demand from U.S. housing and automotive markets and the uncertainty of ingredient costs. The company’s current 2008 earnings outlook is a range of $3.31 to $3.52 per share.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three- and nine-month periods ended September 30, 2007 compared with the same periods in 2006. Segment sales include transfers. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains/(losses), corporate expenses and interest.
Agriculture & Nutrition – Third quarter 2007 sales of $1.1 billion were 21 percent higher than the same period in 2006, reflecting 10 percent higher USD selling prices and 11 percent volume growth. The increase in sales was primarily due to higher corn seed sales in Latin America, canola sales in Europe and higher USD selling prices for crop chemical products. PTOI for the third quarter was a loss of $96 million versus a loss of $154 million in the prior year. The improvement in PTOI for the quarter was primarily due to the increased sales and restructuring benefits offset by higher fixed costs supporting research and sales and marketing investments in the seed business. Third quarter 2007 includes $25 million of income, recorded in Other income, from a contract termination payment received.
During the third quarter 2007, Pioneer Hi-Bred International, Inc., a wholly owned subsidiary of the company, entered into an arrangement with Monsanto Company. Refer to Note 8 to the interim Consolidated Financial Statements for further description of this agreement.
Year-to-date sales were $5.6 billion, a 12 percent increase versus the prior year, reflecting 8 percent higher USD selling prices and 4 percent higher volume. The increased sales were primarily a result of higher U.S. and Latin America corn seed sales. PTOI for the nine months ended September 30, 2007 was $983 million up 13 percent versus $873 million in the same period last year. This increase was principally due to the higher sales, partially offset by higher fixed costs supporting research and sales and marketing investments in the seed business.
Coatings & Color Technologies — Third quarter 2007 sales of $1.6 billion were up 2 percent compared to the same period in 2006, reflecting 3 percent higher USD selling prices, partially offset by a 1 percent volume decrease. Increased sales of titanium dioxide products and automotive coatings outside of the U.S. were offset by lower North American sales of these products due to a continued weak U.S. market. Third quarter PTOI of $204 million decreased from $281 million in the prior year, as the higher sales were more than offset by increased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
ingredient and transportation costs. Third quarter 2006 PTOI included a $43 million insurance recovery, recorded in COGS, relating to Hurricane Katrina.
Year-to-date 2007 sales were $4.9 billion, up 4 percent from the same period last year, reflecting 4 percent higher USD selling prices. Overall volume was essentially flat for the segment as increased sales of titanium dioxide products outside of the U.S. were offset by lower sales to automotive original equipment manufacturers due to a weak U.S. market. Year-to-date PTOI was $624 million as compared to $530 million last year, which is primarily due to the absence of the prior year restructuring charge of $135 million associated with the transformation program in the coatings business. Year-to-date 2007 and 2006 PTOI included insurance recoveries relating to Hurricane Katrina losses of $16 million and $43 million, respectively. Higher sales and improved fixed cost productivity were offset by higher raw material and transportation costs. For more information on the $135 million restructuring charge, see Note 4 to the interim Consolidated Financial Statements. Additionally, a complete discussion of the restructuring charge is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Note 5, “Restructuring Activities.”
Electronic & Communication Technologies – Third quarter 2007 sales were $935 million, up 5 percent, reflecting 5 percent volume growth. The volume growth was primarily due to growth in fluoroproducts and packaging graphics, as well as gains in the photovoltaic markets and improved demand in certain cell phone and semiconductor supply chains. Third quarter PTOI was $138 million as compared to $132 million in the prior year. The improvement in PTOI reflects the higher sales and improved fixed cost productivity, partly offset by higher ingredient costs.
Year-to-date sales of $2.8 billion were up 4 percent, reflecting 4 percent volume growth, primarily due to fluoroproducts and packaging graphics. PTOI was $438 million for the nine months ended September 30, 2007 compared to $460 million in the prior year. Lower earnings reflect declines in margins as a percentage of sales due to higher ingredient and freight costs.
Performance Materials — Sales of $1.7 billion were up 6 percent compared to sales in the third quarter last year reflecting 7 percent higher USD selling prices, partly offset by a 1 percent decline in volume. The decline in volume was principally related to the weak North American automotive market, ingredient supply constraints and the effects of Hurricane Humberto at the company’s Sabine River Works facility in Orange, Texas. Decreased demand in North America was partially offset by volume growth in Europe and Latin America. Third quarter PTOI of $196 million increased 16 percent from the prior year, primarily due to the higher sales.
Year-to-date sales were $4.9 billion versus $4.7 billion in the prior year. The 6 percent increase in sales reflects 7 percent higher USD selling prices, partially offset by a 1 percent volume decrease. The decrease in volume reflects lower sales volume of engineering polymer resins in the U.S. and Asia Pacific, and packaging and industrial polymers in the U.S. PTOI for the first nine months of 2007 was $573 million compared to $515 million in 2006. Increased earnings were primarily due to the higher sales. 2007 year-to-date PTOI included a $52 million litigation related charge in connection with the elastomers antitrust matters. See Note 9 to the interim Consolidated Financial statements for more details.
Pharmaceuticals – See Other income, net for additional discussion of Cozaar®/Hyzaar® income.
Safety & Protection — Third quarter sales of $1.4 billion were up 2 percent, reflecting 2 percent higher USD selling prices. Overall volume was flat for the segment as increased sales of Kevlar®, Nomex® and Tyvek® were offset by lower sales associated with a divested non-core industrial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
chemical business. Third quarter PTOI was $313 million, an increase of 7 percent over last year. Increased earnings were primarily due to higher sales of Kevlar®, Nomex® and Tyvek®. Third quarter 2006 PTOI included a $7 million insurance recovery, recorded in COGS, relating to Hurricane Katrina losses in 2005.
Year-to-date sales of $4.2 billion were 2 percent higher than last year, due to 3 percent higher USD selling prices, partially offset by a 1 percent decline in volume. Lower volume primarily reflects decreased sales of products for U.S. residential construction markets, partly offset by higher sales of Kevlar® and Nomex®. Year-to-date PTOI was $922 million, an increase of 6 percent over the prior year, which included a $7 million insurance recovery relating to Hurricane Katrina losses in 2005. The increased earnings were primarily due to higher sales of Kevlar® and Nomex®.
Other
The company combines the results of certain developmental and nonaligned businesses under Other. Sales in the quarter of $43 million decreased 9 percent from 2006. Pretax operating loss for the third quarter 2007 was $76 million compared to a loss of $31 million in the third quarter 2006. The $45 million increase in pretax operating loss was primarily due to a $40 million charge, recorded in Cost of goods sold and other operating charges, for existing litigation relating to a discontinued business.
Year-to-date sales of $136 million decreased 4 percent from the prior year. Year-to-date pretax operating loss increased $50 million to $169 million, primarily due to the decline in sales, as well as higher inventory, freight and business development costs. The pretax loss for the nine-month period ended September 30, 2007 included litigation charges for divested businesses of $69 million. The pretax loss for the nine months ended September 30, 2006 included a charge of $27 million to write down certain specialty resins manufacturing assets to estimated fair value.
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
Cash provided by operating activities was $1,426 million for the nine months ended September 30, 2007 versus $763 million for the same period ended in 2006. The $663 million improvement was primarily due to higher earnings, lower seasonal changes in working capital and timing of tax payments.
Cash used for investing activities was $1,020 million for the nine months ended September 30, 2007 compared to $897 million for the same period last year. The $123 million increase was mainly due to the impacts of a weakening U.S. dollar on forward exchange contract settlements and net purchases of short-term financial instruments in 2007 versus a net sale in 2006. These increases in cash used for investing activities were partially offset by the decrease in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
purchases of property, plant and equipment and the increase in the proceeds from the sales of assets.
Purchases of property, plant and equipment for the nine months ended September 30, 2007 totaled $1,019 million. Although the capital expenditures decreased as compared to the same period last year, the company expects full-year purchases of plant, property and equipment to be modestly higher than the $1.5 billion spent in 2006.
Cash used for financing activities was $1,043 million for the nine months ended September 30, 2007 compared to $880 million for the same period last year, an increase of $163 million. This increase was primarily due to the acquisition of treasury stock, partially offset by the increase in the proceeds resulting from a greater number of stock options being exercised and the increase in the net proceeds from borrowings.
Dividends paid to shareholders during nine months ended September 30, 2007 totaled $1,037 million. In October 2007, the company’s Board of Directors declared a fourth quarter common stock dividend of $0.41 per share, which is a $0.04 per share, or 11 percent, increase from the dividend paid in the third quarter 2007. The fourth quarter dividend was the company’s 413th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Stock Repurchases
The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During the nine months ended September 30, 2007, there were no purchases of stock under this program. As of September 30, 2007, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining stock under this plan.
In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. During the nine months ended September 30, 2007, the company paid $1.7 billion to purchase and immediately retire 35 million shares at an average price of $48.85 per share. As of September 30, 2007, the company has completed this plan with the purchase and retirement of 113 million shares at an average price of $44.33 per share.
Cash and Cash Equivalents and Marketable Debt Securities

Cash and cash equivalents and Marketable debt securities were $1.3 billion at September 30, 2007 versus $1.9 billion at December 31, 2006. The decrease was due to cash used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment, and payments for the acquisition of treasury stock, partially offset by net proceeds from borrowings.
Debt
Total debt at September 30, 2007 was $9.0 billion, an increase of $1.5 billion from the $7.5 billion at December 31, 2006. The proceeds from the increased borrowings were primarily used to fund normal seasonal working capital needs as well as the acquisition of treasury stock.
Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Synthetic Leases, see page 44 to the company’s 2006 Annual Report on Form 10-K, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2006 can be found on page 46 of the company’s Annual Report on Form 10-K. The company’s contractual

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
obligations at September 30, 2007, have decreased by approximately $950 million, or 7 percent, versus the prior year. During the nine months ended September 30, 2007, long-term debt has decreased $1,150 million, principally due to scheduled debt maturities. Also during the same period, contractual obligations increased $725 million, as a result of the future fixed payments associated with the licensing arrangements in the Agriculture & Nutrition segment. See Note 8 to the interim Consolidated Financial Statements for additional information regarding the licensing arrangements and the associated intangible asset, and Note 2 to the interim Consolidated Financial Statements for a description of commitments relating to tax matters.
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
DuPont Performance Elastomers, LLC (DPE) uses PFOA in the manufacture of raw materials to manufacture Kalrez® perfluoroelastomer parts. PFOA is also used in the manufacture of some fluoroelastomers marketed by DPE under the Viton® trademark. The wholly owned subsidiary is a part of the Performance Materials segment.
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
The EPA requested that the Science Advisory Board (SAB) review and comment on the scientific soundness of this assessment. On May 31, 2006, the SAB released its report setting forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the EPA’s descriptor of “likely to be carcinogenic” as defined in the Guidelines for Carcinogen Risk Assessment. However, in its report the SAB indicated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. Under the Guidelines the “likely” descriptor is typically applied to agents that have tested positive in more

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
than one species, sex, strain, site or exposure route with or without evidence of carcinogenicity in humans. The EPA has acknowledged that it will consider additional data, including new research and testing, and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. The EPA has stated that it is premature to draw any conclusions on the potential risks, including cancer, from PFOA until the additional data are integrated into the risk assessment. Although the EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.
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
DuPont submitted its baseline reporting data to the EPA on October 31, 2006. The company has refined its Program commitments based on a careful review of the data, the EPA Program guidelines and the state of the technology. Key elements of the DuPont commitment to EPA include reducing global emissions from manufacturing facilities by 97 percent by 2007 (which incorporates the substantial achievement of about 95 percent reduction as of December 31, 2006 already realized through DuPont’s ongoing reduction program); reducing PFOA content in fluoropolymer dispersions faster and further than the goals set by the Program; and, by 2010, reducing PFOA content and any residual impurities in fluorotelomer products that could break down to PFOA. DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.
In February 2007, DuPont announced its commitment to eliminate the need to make, use or buy PFOA by 2015.
In the meantime, DuPont has developed EchelonTM technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. The company has already converted 90 percent of its product line by volume to manufacturing processes based on EchelonTM. DuPont also has successfully commercialized a new, patented manufacturing process to remove greater than 97 percent of trace by-product levels of PFOA, its homologues and direct precursors from its fluorotelomer products. The new products are being marketed as LX Platform Products.
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the EPA establishing a precautionary interim screening level for PFOA of 0.5 part per billion (ppb) in drinking water sources in the area around the Washington Works site located in Parkersburg, West Virginia (see Note 9 to the interim Consolidated Financial Statements). DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb (see Note 9 to the interim Consolidated Financial Statements).

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
Occupational exposure to PFOA has been associated with small increases in some lipids (e.g. cholesterol). It is not known whether this is a causal association. These associations were not observed in a community study. Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date, there are no human health effects known to be caused by PFOA, although study of the chemical continues.
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

As of September 30, 2007, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
     Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, EPA issued a Notice and Finding of Violation to DuPont and Lucite International regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of the Clean Air Act (CAA). If so, these would have required retrofit to “best available” technology. DuPont and Lucite disagree with the allegations and are contesting them. If EPA declines to reconsider its findings it may bring an enforcement action in the courts seeking retrofit and penalties.

     Belle, West Virginia
On February 13, 2007, the West Virginia Department of Environmental Protection (WVDEP) indicated that the company’s plant in Belle, West Virginia would be assessed penalties relating to wastewater discharges between June 2004 and year-end 2006 which allegedly exceeded the daily maximum and/or monthly average permit limits for total suspended solids, biological oxygen demand, pH, temperature, and phenol. In addition, the WVDEP has made three allegations relating to leaks of seeping groundwater associated with current operations. In October 2007, the July Consent Order was approved under which DuPont agreed to pay a penalty of about $100,000 and implement a protocol for certain inspections to ensure that there are no active discharges arising from current facility operations into the Simmons Creek without appropriate permits.
     Beaumont, Texas
On March 14, 2007 the Texas Commission on Environmental Quality (TCEQ) issued a proposed Agreed Order alleging violation of the Texas Water Code at DuPont’s Beaumont Texas facility. The Order was issued in response to the discharge of hazardous industrial waste to waters of the State on October 12, 2006. In October 2007, the TCEQ approved the Agreed Order settling the matter for $137, 600.
     Gibson City, Illinois
The EPA has alleged that The Solae Company violated the Clean Air Act’s (CAA) New Source Review Regulations and certain Prevention of Significant Deterioration requirements at its plant in Gibson City, Illinois. The Solae Company, a majority-owned venture with Bunge Limited, was formed in 2003. The EPA has proposed a settlement of this matter that would include sites located in Indiana, Ohio, Oklahoma and Tennessee, some of which are wholly owned by DuPont, in addition to the Gibson City site. The EPA’s proposed settlement includes a penalty of $350,000 and Supplemental Environmental Projects involving expenditures of at least $500,000. The company and The Solae Company are negotiating with the EPA and U.S. Department of Justice (DOJ).
     Pascagoula, Mississippi
In October 2002, the First Chemical Corporation (FCC) plant in Pascagoula, Mississippi experienced an explosion at one of its process units– the mononitrotoluene unit – Still Number 1 (MNT Still). The unit overheated, pressure built up in the column and a significant release occurred. No significant injuries occurred, nor was there any significant environmental harm as a result of the incident.
At the time of the October 2002 incident, FCC was not affiliated with DuPont; however, DuPont was in final negotiations for the purchase of ChemFirst, Inc., of which FCC was a subsidiary. After an extensive investigation of the incident by FCC and DuPont, DuPont completed the purchase in November 2002.
Two years after the incident, EPA began an investigation under the CAA’s “Prevention of Accidental Releases — General Duty of Care” provisions — CAA 112(r). Over the last three years, EPA has requested significant documentation regarding the incident and the rebuild of the MNT Still. EPA also requested, and FCC agreed to an independent third-party “process safety management” audit of the FCC facility, seeking information on pre-incident documents as well as the post-incident repair and replacement of the MNT Still.
EPA has referred the matter to DOJ for enforcement action against FCC under the CAA. EPA/DOJ and DuPont are currently engaged in settlement discussions to resolve the proposed CAA 112(r) enforcement action. Management cannot predict the outcome of these discussions at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table summarizes information with respect to the company’s purchases of its common stock during the three months ended September 30, 2007:

			2001 Plan		2005 Plan
			Total Number of	Approximate Value	Total Number of	Approximate Value
			Shares Purchased as	of Shares That	Shares Purchased as	of Shares That May
		Average	Part of Publicly	Yet be Purchased	Part of Publicly	May Yet be Purchased
	Total Shares	Price Paid	Announced	(Dollars in	Announced	(Dollars in
Month	Purchased	Per Share	Program[1]	millions)	Program[2]	millions)
September	22,916,584	$47.77	—	$1,038	22,916,584	$—

Total	22,916,584		—		22,916,584

[1]	In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company’s common stock. There were no purchases of the company’s common stock under this plan during the three months ended September 30, 2007. As of September 30, 2007, cumulative purchases of common stock under this plan are 20.5 million shares at a cost of $962 million. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

[2]	In October 2005, the Board of Directors authorized a $5 billion share buyback plan. During the three months ended September 30, 2007, the company paid $1.1 billion to purchase and immediately retire 22.9 million shares at an average price of $47.77 per share. As of September 30, 2007, the company has completed this plan with the purchase and retirement of 112.8 million shares at a total cost of $5 billion.
Item 6. EXHIBITS
The exhibit index filed with this Form 10-Q is on pages 43-45.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)
Date:	October 31, 2007

By:	/s/Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective April 25, 2007 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.2*	Terms and conditions of time-vested restricted stock units granted in 2007 to non-employee directors under the company’s Stock Accumulation and Deferred Compensation Plan, as amended, or Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.10*	Terms and conditions of stock appreciation rights granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.11*	Terms and conditions of stock options granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.12*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.13*	Terms and conditions of time-vested restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.14*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.15*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2007 (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.16*	Company’s Retirement Savings Restoration Plan adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the period ended December 31, 2006).

10.17*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.7 to the company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.19	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002.

EXHIBIT INDEX
(continued)

Exhibit
Number	Description

10.20	Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.21	Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.22	Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

10.23	Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.