Form 10-K
period 2007-12-31
DUPONT E I DE NEMOURS & CO
filed 2008-02-19
CIK 30554

2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2007, was approximately $46.6 billion.

As of January 31, 2008, 899,346,000 shares (excludes 87,041,000 shares of treasury stock) of the company’s common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated
By Reference
In Part No.

The company’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 30, 2008	III

[This page intentionally left blank]

E. I. du Pont de Nemours and Company

Form 10-K

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company’s definitive 2008 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1. BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security and synthetic fibers. The company operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agriculture, home furnishings, medical, electronics, communications, protective apparel and the nutrition and health markets. Total worldwide employment at December 31, 2007, was approximately 60,000 people.

The company is strategically aligned into five market- and technology-focused growth platforms consisting of Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. In addition to the five growth platforms, the company’s reportable segments include Pharmaceuticals. The company includes embryonic businesses not included in the growth platforms, such as applied biosciences, and nonaligned businesses in Other.

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

Sources of Supply
The company utilizes numerous firms as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

A substantial portion of the production and sales in Performance Materials is dependent upon the availability of hydrocarbon and hydrocarbon derivative feedstocks. Current hydrocarbon feedstock requirements are met by purchases from major energy and petrochemical companies.

Within Agriculture & Nutrition, the company’s wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), operates in the seed industry and has seed production facilities located throughout the world. Seed production is performed directly by the company or contracted with independent growers and conditioners. The company’s ability to produce seeds primarily depends upon weather conditions, contract growers and the availability of preferred hybrids with desired traits.

Part I

Item 1. Business, continued

The major commodities, raw materials and supplies for the company’s reportable segments in 2007 include the following:

  Agriculture & Nutrition:
benzene and carbamic acid related intermediates; copper; insect control products; natural gas; soybeans; soy flake; soy lecithin; sulfonamides

  Coatings & Color Technologies:
butyl acetate; chlorine; hexamethylenediamine based poly aliphatic isocyanates; industrial gases; pigments; resins; titanium ore

  Electronic & Communication Technologies:
block co-polymers; chloroform; copper; fluorspar; hydrofluoric acid; hydroxylamine; oxydianiline; perchloroethylene; polyester film; precious metals; pyromellitic dianhydride

  Performance Materials:
adipic acid; butadiene; butanediol; dimethyl terephthalate; ethane; ethylene glycol; fiberglass; hexamethylenediamine; methanol; natural gas; purified terephthalic acid

  Safety & Protection:
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

In November 2005, DuPont contracted with Convergys Corporation to provide the company with global human resources transactional services including employee development, workforce planning, compensation management, benefits administration and payroll. As of December 31, 2007, some of the services associated with this contract are in place and are operating. All services associated with this contract are scheduled to be operating in 2010. Convergys Corporation is contracted to provide services through 2018.

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

Intellectual Property
The company believes that its intellectual property estate provides it with an important competitive advantage. It has established a global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from this estate.

Part I

Item 1. Business, continued

The company owns and is licensed under various patents, which expire from time to time, covering many products, processes and product uses. These patents protect many aspects of the company’s significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 21,000 worldwide patents and approximately 16,000 worldwide patent applications. In 2007, the company was granted about 600 U.S. patents and about 1,500 international patents. Through an increase in research and development productivity, since 2000, the company’s U.S. patent filings have more than doubled and the number of U.S. patents granted has increased more than 50 percent for DuPont’s five growth platforms and embryonic businesses. The company’s rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment. For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 34 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, are important to Pioneer and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer’s ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms. During 2007, Pioneer entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests. See the Contractual Obligations table on page 39 and Note 11 to the Consolidated Financial Statements for more information.

The company has approximately 2,000 unique trademarks for its products and services and approximately 18,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPonttm (the “DuPont Brand Trademarks”); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers and dispersions; Corian® surfaces; Kevlar® high strength material; and Tyvek® protective material. The company actively pursues licensing opportunities for selected trademarks at the retail level.

Seasonality
Sales of the company’s products in Agriculture & Nutrition are affected by seasonal patterns. Agriculture & Nutrition’s sales and earnings performance is strongest in the first half of the year. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its seed business, Agriculture & Nutrition’s inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in Agriculture & Nutrition are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

Marketing
With the exception of Pioneer® brand seeds and Solae® soy proteins, most products are marketed primarily through DuPont’s sales force, although in some regions, more emphasis is placed on sales through distributors. Pioneer® brand products are promoted through multiple marketing channels in North America. In the corn and soybean markets of the U.S. Corn Belt, products are sold through a specialized force of independent sales representatives. In other North American markets, Pioneer® products are marketed through distributors and crop input retailers. Pioneer® products outside of North America are marketed through a network of subsidiaries, joint ventures and independent producer-distributors. Solae® isolated and functional soy proteins are marketed using a combination of outside distributors, joint ventures and direct sales.

Part I

Item 1. Business, continued

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

Research and Development
The company conducts research in the U.S. at over 30 sites at either dedicated research facilities or manufacturing plants. The highest concentration of research is in the Wilmington, Delaware area at several large research centers. Among these, the Experimental Station laboratories engage in investigative and applied research, the Chestnut Run laboratories focus on applied research and the Stine-Haskell Research Center conducts agricultural product research and toxicological research to assure the safe manufacture, handling and use of products and raw materials.

Other major research locations in the U.S. include Marshall Lab in Philadelphia, Pennsylvania, and Mt. Clemens in Mt. Clemens, Michigan, both dedicated to coatings research; Pioneer research facilities in Johnston, Iowa; The Solae Company facilities in St. Louis, Missouri; polymer research facilities in Richmond, Virginia, and Parkersburg, West Virginia; and electronic technology research facilities in Research Triangle Park, North Carolina, Towanda, Pennsylvania, and Santa Barbara, California.

DuPont, reflecting the company’s global interests, also operates more than 20 additional research and development facilities at locations outside the U.S., with major facilities located in Meyrin, Belgium; Wuppertal, Germany; Kingston, Canada; Utsunomiya, Japan; and Shanghai, China. A new research and development facility was opened in Taiwan in 2006 to better serve the integrated circuit market. Additionally, in 2007, the company announced that it plans to construct its first research and development center in India. The center, which is located in Hyderabad, is expected to be fully operational in early 2008.

The objectives of the company’s research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. Recently, the company has broadened its sustainability commitments beyond environmental footprint reduction to include market-driven targets for research and development investment. The company is expanding its offerings addressing safety, environment, energy and climate challenges in the global marketplace by developing and commercializing renewable, bio-based materials; advanced biofuels; energy-efficient technologies; enhanced safety and protection products; and alternative energy products and technologies. The goals are tied directly to business growth, specifically to the development of safer and environmentally improved products that enhance the environmental profile of its traditional businesses for DuPont’s key global markets, including transportation, building and construction, agriculture and food and communications.

Part I

Item 1. Business, continued

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

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 21 of this report.

Facility Security
DuPont recognizes that the security and safety of its operations are critical to its employees, neighbors and, indeed, to the future of the company. As such, the company has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical or cyber attacks. DuPont is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

In April 2007, the Department of Homeland Security (DHS) issued an interim final rule (Rule) that establishes risk-based performance standards for the security of U.S. chemical facilities. Covered chemical facilities are required to prepare Security Vulnerability Assessments that identify facility security vulnerabilities and to develop and implement Site Security Plans that include measures satisfying the identified risk-based performance standards. The Rule contains associated provisions addressing inspections and audits, recordkeeping, and the protection of information that constitutes Chemical-terrorism Vulnerability Information. DHS can seek compliance through the issuance of Orders, including Orders Assessing Civil Penalty and Orders for the Cessation of Operations.

In November of 2007, DHS finalized the list of chemicals regulated by the Rule and required facilities that have those chemicals in specified quantities to register with DHS. Those facilities must provide information by which DHS will determine if and how the facility will be covered by the Rule’s security requirements. DuPont’s U.S. facilities have submitted this information and are awaiting DHS’ determination of coverage. Once DHS has determined which DuPont facilities are covered, it will work with the company to establish security expectations specific to each facility. As a result, management will be able to better assess the Rule’s impact on the company at that time. However, the company has already devoted substantial effort and resources in assessing security vulnerabilities and taking steps to reinforce security at its chemical manufacturing facilities. Management expects that these steps will fulfill most of the Rule’s risk-based performance standards.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on pages 11-12, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 25 and 41- 44 and (3) Notes 1 and 19 to the Consolidated Financial Statements.

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

Part I

Item 1. Business, continued

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

Price increases for energy and raw materials could have a significant impact on the company’s ability to sustain and grow earnings.
The company’s manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil and natural gas and raw materials affect the company’s operating results from period to period. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, the company enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. The company has taken actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company’s financial results.

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
The company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability claims, patent infringement claims and antitrust claims. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future

Part I

Item 1A. Risk Factors, continued

adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company. An adverse outcome in any one or more of these matters could be material to the company’s financial results.

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

Changes in government policies and laws could adversely affect the company’s financial results.
Sales outside the U.S. constitute more than half of the company’s revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in emerging markets. The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced international sales and reduced profitability associated with such sales.

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
Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could seriously harm the company’s operations as well as the operations of its customers and suppliers. Although it is impossible to predict the occurrences or consequences of any such events, they could result in reduced demand for the company’s products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, and create delays and inefficiencies in the supply chain. The company actively manages the risks within its control that could cause business disruptions to mitigate any potential impact from business disruptions regardless of cause including acts of terrorism or war, and natural disasters. Despite these efforts, the impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company’s financial performance.

Inability to protect and enforce the company’s intellectual property rights could adversely affect the company’s financial results.
Intellectual property rights are important to the company’s business. The company endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. Additionally, the company has designed and implemented internal controls to restrict access to and distribution of its intellectual property, including confidential information and trade secrets. Despite these precautions, it is possible that unauthorized parties may access and use such property. When misappropriation is discovered, the company reports such situations to the appropriate governmental authorities for investigation and takes measures to mitigate any potential impact.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Part I

ITEM	2. PROPERTIES

The company’s corporate headquarters are located in Wilmington, Delaware. The company’s manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.

Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company’s property, plant and equipment and leases is contained in Notes 10, 19 and 24 to the Consolidated Financial Statements.

The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 sites in total. The more significant sites are listed by their applicable segment(s) as set forth below:

Agriculture & Nutrition

U.S.	Mobile, AL; Valdosta, GA; El Paso, IL; Gibson City, IL; Pryor, OK; Manati, Puerto Rico; Memphis, TN; LaPorte, TX
Asia Pacific	Toyko, Japan
Europe	Leper, Belgium; Aahrus, Denmark; Cerney, France and Asturias, Spain
Latin America	Camacari, Brazil; Esteio, Brazil; Lerma, Mexico

Coatings & Color Technologies

U.S.	Edgemoor, DE; Starke, FL; Mount Clemens, MI; Delisle, MS; New Johnsonville, TN; Houston, TX; Front Royal, VA
Asia Pacific	Kuan Yin, Taiwan
Europe	Mechelen, Belgium; Wuppertal, Germany
Latin America	Sao Paulo, Brazil; Altamira, Mexico

Electronic & Communication Technologies

U.S.	Hayward, CA; Santa Barbara, CA; Torrance, CA; Fort Madison, IA; Louisville, KY; Fayetteville, NC; Research Triangle Park, NC; Deepwater, NJ; Parlin, NJ; Buffalo, NY; Rochester, NY; Circleville, OH; Towanda, PA; Manati, Puerto Rico; Bayport, TX; Corpus Christi, TX; LaPorte, TX; Logan, UT; Parkersburg, WV
Asia Pacific	Changshu, China; Hsinchu, China; Shenzhen, China; Madurai, India; Chiba, Japan; Shimizu, Japan; Taoyuan, Taiwan; Tokai, Japan
Europe	Luxembourg; Mechelen, Belgium; Neu Isenburg, Germany; Dordrecht, Netherlands; Bristol, UK; East Kilbride, UK; Ruabon, UK

Performance Materials

U.S.	Newark, DE; LaPlace, LA; Fayetteville, NC; Deepwater, NJ; Circleville, OH; Charleston, SC; Florence, SC; Chattanooga, TN; Old Hickory, TN; Beaumont, TX; LaPorte, TX; Orange, TX; Victoria, TX; Hopewell, VA; Richmond, VA; Parkersburg, WV
Asia Pacific	Shenzen, China; Chiba, Japan; Gifu, Japan; Ibaraki, Japan; Utsunomiya, Japan; Ulsan, Korea; Singapore
Europe	Antwerp, Belgium; Mechelen, Belgium; Uentrop, Germany; Luxembourg; Dordrecht, Netherlands
Latin America	Berazategui, Argentina; Tlalnepantna, Mexico

Part I

Item	2. Properties, continued

Safety & Protection

U.S.	Red Lion, DE; Wurtland, KY; Burnside, LA; LaPlace, LA; Pascagoula, MS; Deepwater, NJ; Linden, NJ; Buffalo, NY; Niagara Falls, NY; Fort Hill, OH; Memphis, TN; Old Hickory, TN; Baytown, TX; Beaumont, TX; El Paso, TX; James River, VA; Richmond, VA; Belle, WV
Asia Pacific	Guangzhou, China; Ulsan, Korea
Europe	Villers-St. Paul, France; Luxembourg; Asturias, Spain; Sudbury, United Kingdom
Canada	Thetford Mines

The company’s plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were over 80 percent in 2007, 2006 and 2005. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

ITEM 3. LEGAL PROCEEDINGS

Litigation
Benlate®
Information related to this matter is included in Note 19 to the Consolidated Financial Statements under the heading Benlate®.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 19 to the Consolidated Financial Statements under the heading PFOA.

Elastomers Antitrust Matters
Information related to this matter is included in Note 19 to the Consolidated Financial Statements under the heading Elastomers Antitrust Matters.

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

In July 2007 a Consent Decree was reached under which the company paid a total of $4,125,000 in civil penalties to the U.S. federal government, Louisiana, Ohio and Virginia. Under the Decree, DuPont must retrofit its Burnside plant in Louisiana by September 1, 2009 at an estimated cost of at least $66 million. In addition, by March 1, 2012, the other three plants must be retrofitted at an estimated total cost of at least $87 million or shut down.

Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the EPA issued a Notice and Finding of Violation to DuPont and Lucite International regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of CAA. If so, these would have required retrofit to “best available” technology. DuPont and Lucite are contesting the allegations. If the EPA declines to reconsider its findings it may bring an enforcement action in the courts

Part I

Item 3. Legal Proceedings, continued

seeking retrofit and penalties. Lucite has notified the company that it intends to seek indemnity from DuPont if this occurs.

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

Pascagoula, Mississippi
In October 2002, the First Chemical Corporation (FCC) plant in Pascagoula, Mississippi experienced an explosion at one of its process units – the mononitrotoluene unit – Still Number 1 (MNT Still). The unit overheated, pressure built up in the column and a significant release occurred. No significant injuries occurred, nor was there any significant environmental harm as a result of the incident.

At the time of the October 2002 incident, FCC was not affiliated with DuPont; however, DuPont was in final negotiations for the purchase of ChemFirst, Inc., of which FCC was a subsidiary. After an extensive investigation of the incident by FCC and DuPont, DuPont completed the purchase in November 2002.

Two years after the incident, the EPA began an investigation under the CAA’s “Prevention of Accidental Releases – General Duty of Care” provisions – CAA 112(r). Over the last three years, the EPA has requested significant documentation regarding the incident and the rebuild of the MNT Still. The EPA also requested, and FCC agreed to an independent third-party “process safety management” audit of the FCC facility, seeking information on pre-incident documents as well as the post-incident repair and replacement of the MNT Still.

The EPA has referred the matter to DOJ for enforcement action against FCC under the CAA. The EPA/DOJ and DuPont are currently engaged in settlement discussions to resolve the proposed CAA 112(r) enforcement action. Management cannot predict the outcome of these discussions at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part I

Item 4. Submission of Matters to a Vote of Security Holders, continued

Executive Officers of the Registrant
The following is a list, as of February 18, 2008, of the company’s executive officers:

		Executive
	Age	Officer Since
Chairman of the Board of Directors and Chief Executive Officer:
Charles O. Holliday, Jr.	59	1992

Other Executive Officers:

James C. Borel,	52	2004
Senior Vice President – Global Human Resources

Thomas M. Connelly, Jr.,	55	2000
Executive Vice President and Chief Innovation Officer

Richard R. Goodmanson,	60	1999
Executive Vice President and Chief Operating Officer

Jeffrey L. Keefer,	55	2006
Executive Vice President and Chief Financial Officer

Ellen J. Kullman,	52	2006
Executive Vice President

Stacey J. Mobley,	62	1992
Senior Vice President and Chief Administrative Officer and General Counsel

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

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed vice president and general manager-DuPont Crop Protection later that year. In January 2004, he was named to his current position, Senior Vice President-DuPont Global Human Resources.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as vice president and general manager-DuPont Fluoroproducts from 1999 until September 2000, when he was named senior vice president and chief science and technology officer. In June 2006, Mr. Connelly was named Executive Vice President and Chief Innovation Officer.

Richard R. Goodmanson joined DuPont in 1999 as Executive Vice President and Chief Operating Officer. Prior to joining DuPont, Mr. Goodmanson was president and chief executive officer of America West Airlines from 1996 to 1999. He was senior vice president of operations for Frito-Lay Inc. from 1992 to 1996, and he was a principal at McKinsey & Company, Inc. from 1980 to 1992.

Jeffrey L. Keefer joined DuPont in 1976 as a financial analyst in corporate finance. In 1982, he accepted a field sales assignment and was appointed customer service manager in 1985. He advanced through various sales and management assignments and in February 1999 he was named vice president and general manager – DuPont

Part I

Item 4. Submission of Matters to a Vote of Security Holders, continued

Titanium Technologies. In January 2004, he was named group vice president – DuPont Performance Materials. In June 2006, he was named Executive Vice President – DuPont Finance and Chief Financial Officer.

Ellen J. Kullman joined DuPont in 1988 as marketing manager and progressed through various roles as global business director and was named vice president and general manager of White Pigment & Mineral Products in 1995. In 2000, Ms. Kullman was named group vice president and general manager of several businesses and new business development. She became group vice president-DuPont Safety & Protection in 2002. In June 2006, Ms. Kullman was named Executive Vice President and assumed leadership of Marketing & Sales along with Safety and Sustainability.

Stacey J. Mobley joined DuPont’s legal department in 1972. He was named director of Federal Affairs in the company’s Washington, D.C. office in 1983, and was promoted to vice president-Federal Affairs in 1986. He returned to the company’s Wilmington, Delaware headquarters in March 1992 as vice president-Communications in External Affairs and was promoted to Senior Vice President in May 1992. He was named Chief Administrative Officer in May 1999 and General Counsel in November 1999.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters
The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 91,717 at December 31, 2007, and 91,405 at January 31, 2008.

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

The company’s quarterly high and low trading stock prices and dividends per common share for 2007 and 2006 are shown below.

	Market Prices
			Per Share
			Dividend
2007	High	Low	Declared
Fourth Quarter	$50.42	$42.25	$0.41
Third Quarter	53.90	45.75	0.37
Second Quarter	53.25	48.44	0.37
First Quarter	53.67	47.58	0.37

2006

Fourth Quarter	$49.68	$42.48	$0.37
Third Quarter	43.49	38.82	0.37
Second Quarter	45.75	39.53	0.37
First Quarter	43.50	38.52	0.37

Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended December 31, 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Stock Performance Graph

The following graph presents the cumulative five-year total return for the company’s common stock compared with the S&P 500 Stock Index and a self-constructed peer group of companies. The peer group companies for the year ended December 31, 2007 are Alcoa Inc.; BASF Corporation; The Dow Chemical Company; Eastman Kodak Company; Ford Motor Company; General Electric Company; Hewlett-Packard Company; Minnesota Mining and Manufacturing Company; Monsanto Company; Motorola, Inc.; PPG Industries, Inc.; Rohm and Haas Company; and United Technologies Corporation.

Stock Performance Graph

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
DuPont	$100	$112	$124	$111	$131	$122
S&P 500	$100	$100	$111	$117	$135	$142
Peer Group	$100	$139	$159	$164	$184	$186

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2002 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part II

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2007	2006		2005	2004		2003
Summary of operations
Net sales	$29,378	$27,421		$26,639	$27,340		$26,996
Income before income taxes and minority interests	$3,743	$3,329		$3,563	$1,442		$143
Provision for (benefit from) income taxes	$748	$196		$1,470	$(329)		$(930)
Income before cumulative effect of changes in accounting principles	$2,988	$3,148		$2,056	$1,780		$1,002
Net income	$2,988	$3,148		$2,056	$1,780		$973	[1]

Basic earnings per share of common stock
Income before cumulative effect of changes in accounting principles	$3.25	$3.41		$2.08	$1.78		$1.00
Net income	$3.25	$3.41		$2.08	$1.78		$0.97	[1]

Diluted earnings per share of common stock
Income before cumulative effect of changes in accounting principles	$3.22	$3.38		$2.07	$1.77		$0.99
Net income	$3.22	$3.38		$2.07	$1.77		$0.96	[1]

Financial position at year-end
Working capital	$4,619	$4,930		$4,986	$7,272		$5,419
Total assets	$34,131	$31,777	[2]	$33,291	$35,632		$37,039
Borrowings and capital lease obligations
Short-term	$1,370	$1,517		$1,397	$937	[3]	$6,017	[3]
Long-term	$5,955	$6,013		$6,783	$5,548		$4,462	[3]
Stockholders’ equity	$11,136	$9,422	[2]	$8,962	$11,377		$9,781

General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,698	$1,563		$1,406	$1,298		$1,784
Depreciation	$1,158	$1,157		$1,128	$1,124		$1,355
Research and development (R&D) expense	$1,338	$1,302		$1,336	$1,333		$1,349
Average number of common shares outstanding (millions)
Basic	917	921		982	998		997
Diluted	925	929		989	1,003		1,000
Dividends per common share	$1.52	$1.48		$1.46	$1.40		$1.40
At year-end
Employees (thousands)	60	59		60	60		81
Closing stock price	$44.09	$48.71		$42.50	$49.05		$45.89
Common stockholders of record (thousands)	92	84		101	106		111

[1]	Includes a cumulative effect of a change in accounting principle charge of $29 million or $0.03 per share, basic and diluted, relating to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”.

[2]	On December 31, 2006, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Total assets and stockholders’ equity were reduced by $2,159 million and $1,555 million, respectively, as a result of such adoption.

[3]	Includes borrowings and capital lease obligations classified as liabilities held for sale.

Part II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 7.

Overview
DuPont has been successfully executing its three growth strategies – Putting Science to Work, Leveraging the Power of One DuPont and Going Where the Growth Is. In 2007, approximately 1,200 new products were commercialized, approximately 2,000 new U.S. patent applications were filed and more than one third of 2007 sales were derived from products introduced in the last 5 years. The company again reduced fixed costs as a percent of Net sales. In 2007, over sixty percent of the company’s sales were to customers outside of the United States. The company achieved 18 percent growth in the emerging markets of Europe, Asia Pacific and Latin America.

In January 2008, the company outlined goals and objectives beyond 2008 through 2010 in a five point plan. The company sees potential for double digit earnings growth driven by advances in several strategic areas:

New science for growing agriculture markets – With demand for protein rising rapidly, global food production will have to double between now and 2025 on virtually the same amount of land currently in production. As one of the world’s largest producers of corn and soy seed and crop protection products, DuPont is bringing to market more efficient and cost-effective control systems for weeds, insects and fungus to boost farm productivity, quality and yield. The company anticipates that new products such as Optimumtm GATtm traits and Rynaxyprtm insecticide, will provide significant growth.

Growing demand for Safety & Protection – People want to feel safer and more secure at home, on the job, in their cars – everywhere. The company’s long experience and $6 billion base business in advanced materials such as Kevlar®, Nomex® and Tyvek® have resulted in a broad offering of products and services that address this growing global need. In 2007, the company announced a new $500 million Kevlar® brand fiber production facility in South Carolina, which came on the heels of capacity expansions for Nomex® flame-resistant fibers. In 2008, the company will continue to use its science and growth investments to take advantage of the opportunity it sees for attractive growth in its Safety & Protection segment.

Springboard position in emerging markets – The company’s rapid top line growth in emerging markets is a key factor in counter-balancing softness in the North American automotive and U.S. housing markets. Business unit leaders in the Performance Materials, Coatings & Color Technologies and Electronic & Communication Technologies segments are succeeding in generating strong growth in the emerging markets of Asia Pacific, Central and Eastern Europe, and Latin America.

Extend cost productivity gains – DuPont continues to reduce fixed costs as a percent of Net sales. Cost savings projects have offset inflation in personnel costs and have provided funding for a large number of growth investments. DuPont is focused on continuing to generate cost productivity gains as a mechanism for funding growth.

Continue development of Applied Biosciences – Science and innovation are critical to the company’s success. Ongoing development and commercialization of DuPont Applied Biosciencestm products will continue through at least 2010 with increasing intensity.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Analysis of Operations

(Dollars in millions)	2007	2006	2005
NET SALES	$29,378	$27,421	$26,639

2007 versus 2006  Consolidated net sales for 2007 were $29.4 billion, up 7 percent. This growth was principally the result of an 11 percent increase in sales outside of the U.S., reflecting in part the benefit of a weaker U.S. dollar (USD), which added 3 percent to worldwide sales. Worldwide volumes and local selling prices each increased 2 percent. Sales in the U.S. increased 1 percent reflecting 3 percent higher selling prices, partially offset by 2 percent lower volume. The decrease in U.S. sales volume was primarily due to lower demand for the company’s products related to housing and automotive production markets. Sales in Canada and Latin America increased 15 percent, primarily due to a 10 percent volume increase reflecting a substantial increase in sales of seed and crop protection products in South America.

The table below shows a regional breakdown of 2007 Consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
		Percent
	2007	Change vs.	Local	Currency
(Dollars in billions)	Net Sales	2006	Price	Effect	Volume
Worldwide	$29.4	7	2	3	2
United States	11.3	1	3	-	(2)
Europe	8.8	12	2	8	2
Asia Pacific	5.2	8	2	2	4
Canada & Latin America	4.1	15	2	3	10

2006 versus 2005  Consolidated net sales for 2006 were $27.4 billion, up 3 percent. The increase reflects 2 percent higher local selling prices and 2 percent higher net volume partially offset by a 1 percent reduction in worldwide sales attributable to the transfer of certain elastomers assets in 2005. Local selling prices increased across all regions and business segments. During 2006, significant volume increases in key growth regions, particularly Asia Pacific and Latin America, along with modest growth in Europe, more than offset lower U.S. volume. Volume declines in the U.S. are largely attributable to lower demand in housing and automotive production markets. These declines more than offset the recovery in the U.S. of titanium dioxide, industrial chemical and packaging polymer sales lost in 2005 as a result of business disruptions due to Hurricanes Katrina and Rita.

The table below shows a regional breakdown of 2006 Consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
		Percent
	2006	Change vs.	Local	Currency
(Dollars in billions)	Net Sales	2005	Price	Effect	Volume	Other[1]
Worldwide	$27.4	3	2	-	2	(1)
United States	11.1	-	3	-	(1)	(2)
Europe	7.9	3	2	(1)	3	(1)
Asia Pacific	4.8	5	3	(2)	7	(3)
Canada & Latin America	3.6	10	2	3	5	-

[1]	Percentage change due to the absence in 2006 of sales from elastomers businesses transferred to Dow on June 30, 2005. Sales attributable to the transferred assets were $386 million in 2005.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2007	2006	2005
OTHER INCOME, NET	$1,275	$1,561	$1,852

2007 versus 2006  Other income, net, decreased $286 million versus 2006. This reduction is primarily due to an impairment charge of $165 million to write down the company’s investment in a polyester films joint venture, a decrease of $81 million in net pretax exchange gains, and a decrease in miscellaneous items of $239 offset by higher Cozaar®/Hyzaar® income of $136 million (see page 34 for Pharmaceuticals segment information and Note 2 to the Consolidated Financial Statements).

The decrease in miscellaneous items resulted from the absence of 2006 benefits of $90 million for the reversal of accrued interest related to the favorable settlement of certain prior-year tax contingencies and $76 million of insurance recoveries from its insurance carriers. Of the $76 million, $61 million related to costs, including outside counsel fees and expenses and settlements paid over the past twenty years as part of asbestos litigation matters. During this twenty year period, DuPont has been served with thousands of lawsuits alleging injury from exposure to asbestos on DuPont premises. Most of these claims have been disposed of through trial, dismissal or settlement. Management believes it is remote that the outcome of remaining or future asbestos litigation matters will have a material adverse effect on the company’s consolidated financial position or liquidity. These asbestos related insurance recoveries were reflected in Cash provided by operating activities within the company’s Consolidated Statements of Cash Flows. The remaining $15 million is part of a total recovery of $143 million relating to insurance recoveries associated with damages to the company’s facilities suffered as a result of Hurricane Katrina in 2005. The majority of the Hurricane Katrina recovery was included in Cost of goods sold and other operating charges in the Consolidated Income Statements. No amounts were received from insurance carriers for damages suffered by the company as a result of Hurricane Rita.

2006 versus 2005  Other income, net decreased $291 million versus 2005. This reduction is primarily due to a $407 million decrease in net pretax exchange gains (see page 46 for a discussion of the company’s program to manage currency risk and Note 2 to the Consolidated Financial Statements). In 2006, the company recorded $76 million of insurance recoveries in Other income, net from its insurance carriers.

Additional information related to the company’s Other income, net is included in Note 2 to the Consolidated Financial Statements.

(Dollars in millions)	2007	2006	2005
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$21,565	$20,440	$19,683
As a percent of Net sales	73%	75%	74%

2007 versus 2006  Cost of goods sold and other operating charges (COGS) for the year 2007 were $21.6 billion, versus $20.4 billion in 2006, an increase of 6 percent. COGS was 73 percent of net sales for 2007 versus 75 percent for the year 2006. The 2 percentage point reduction principally reflects the absence of 2006 charges for restructuring, the effects of the company’s productivity initiatives and a current year benefit from the weaker U.S. dollar due to currency exchange rate changes which increased sales at a higher rate than the rate they increased COGS. Partly offsetting these factors were increases in raw material and finished product distribution costs, as well as the absence of a 2006 benefit of $128 million in insurance recoveries.

The 2006 restructuring programs included the elimination of approximately 3,200 positions and redeployment of about 400 employees in excess positions to the extent possible. The company recorded a net charge of $326 million in 2006 related to employee separation costs and asset impairment charges. This included $184 million to provide severance benefits for approximately 2,800 employees involved in manufacturing, marketing and sales, administrative and technical activities. Additional details related to these programs are contained in the individual segment reviews and in Note 4 to the Consolidated Financial Statements.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Payments from operating cash flows to terminated employees as a result of the 2006 plans totaled $77 million during 2007 and $32 million during 2006. Annual pretax cost savings of about $125 million per year are associated with the Coatings & Color Technologies program, approximately $53 million of which is reflected in COGS. Cumulative savings of approximately 80 percent and 35 percent was realized in 2007 and 2006, respectively, with the remainder expected to be realized in 2008.

2006 versus 2005  COGS for the year 2006 was $20.4 billion, versus $19.7 billion in 2005, up 4 percent. COGS was 75 percent of sales in 2006 versus 74 percent in 2005. The 1 percentage point increase in COGS as a percent of sales principally reflects higher raw material costs not entirely covered by selling price increases and higher costs for restructuring plans discussed above.

In 2006, the company recorded a benefit to COGS for $128 million for insurance recoveries related to the property damage suffered as a result of Hurricane Katrina. In 2005, the company recorded charges of $160 million related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by Hurricanes Katrina and Rita. Hurricane related charges reduced segment earnings as follows: Coatings & Color Technologies – $116 million; Performance Materials – $17 million; and Safety & Protection – $27 million.

The company recorded a net charge of $326 million in 2006 related to employee separation costs and asset impairment charges as discussed above. In 2005, the company evaluated capital investment requirements at its Louisville, Kentucky facility and the declining demand for the neoprene products produced at the facility. As a result, the company has made plans to consolidate neoprene production at its upgraded facility in LaPlace, Louisiana. On December 31, 2007, the company initiated the shutdown, abatement and dismantlement process at the Louisville facility. A charge of $34 million was recorded in 2005 reflecting severance and related costs for approximately 275 employees, principally at the Louisville site. Additionally, a benefit of $13 million was recorded in 2005 to reflect changes in estimates related to employee separations that were implemented in earlier years.

(Dollars in millions)	2007	2006	2005
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,364	$3,224	$3,223
As a percent of Net sales	11%	12%	12%

Selling, general and administrative (SG&A) expenses increased $140 million in 2007 as compared to 2006. The increase is primarily due to increased global commissions, and selling and marketing infrastructure investments in the Agriculture & Nutrition segment.

(Dollars in millions)	2007	2006	2005
RESEARCH AND DEVELOPMENT EXPENSE	$1,338	$1,302	$1,336
As a percent of Net sales	5%	5%	5%

Research and development expense (R&D) as a percent of sales remained constant over the three-year period. Higher R&D in 2007 for accelerated biotechnology trait research and development in the Agriculture & Nutrition segment was partially offset by a decrease in R&D in the Coatings & Color Technologies segment as a result of consolidating research facilities as a part of its 2006 business transformation plan. Expenditures in 2006 were consistent with spending by segment in 2005 and reflect concentration in expansion of seed traits, breeding advancement and product development within the Agriculture & Nutrition segment, as well as activities to support the other growth platforms.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2007	2006	2005
INTEREST EXPENSE	$430	$460	$518

Interest expense decreased $30 million in 2007 compared to 2006 and $58 million in 2006 versus 2005. These decreases were primarily due to lower average borrowing levels and higher capitalized interest, partially offset by slightly higher average interest rates.

(Dollars in millions)	2007	2006	2005
SEPARATION ACTIVITIES – TEXTILES & INTERIORS	$-	$-	$(62)

On April 30, 2004, the company sold a majority of the net assets of the then Textiles & Interiors segment (INVISTA) to subsidiaries of Koch Industries, Inc. (Koch). During 2005, the company sold its investments in three affiliated companies to Koch and its investment in a fourth affiliated company to its equity partner, resulting in a net benefit of $62 million. Although the transfer of these affiliates completed the sale to Koch, the company has significant continuing involvement with INVISTA as a result of long-term purchase and supply contracts and a long-term contract manufacturing agreement under which INVISTA manufactures and supplies certain products for the company. In January 2006, the company sold its interest in a Textiles & Interiors equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all of the net assets of Textiles & Interiors. For more information related to the Textiles & Interiors separation, see Note 5 to the Consolidated Financial Statements.

(Dollars in millions)	2007	2006	2005
PROVISION FOR INCOME TAXES	$748	$196	$1,470
Effective income tax rate	20.0%	5.9%	41.3%

In 2007, the company recorded a tax provision of $748 million which included a benefit of $108 million related to tax settlements offset by net tax expense in other operating results (see Note 6 to the Consolidated Financial Statements.)

In 2006, the company recorded a tax provision of $196 million which included a benefit of $272 million related to tax settlements and a $186 million benefit for reversal of tax valuation allowances related to the net deferred tax assets of certain foreign subsidiaries due to the sustained improved business performance in these subsidiaries. These tax benefits were offset by net tax expense in other operating results (see Note 6 to the Consolidated Financial Statements).

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

The company’s current estimate of the 2008 effective income tax rate is about 26 percent, excluding tax effects of exchange gains and losses which can not be reasonably estimated at this time. See Note 6 for additional detail on items that significantly impact the company’s effective tax rates. In the past three years, these items have generally included a lower effective tax rate on international operations and tax settlements.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2007	2006	2005
NET INCOME	$2,988	$3,148	$2,056

2007 versus 2006  Net income for 2007 decreased 5 percent versus 2006, primarily due to the higher effective tax rate, as well as the decrease in Other income. These decreases were partially offset by a 7 percent increase in Net sales, the absence of the restructuring charges taken in 2006 and a favorable foreign currency exchange impact.

2006 versus 2005  Net income for 2006 increased 53 percent versus 2005, reflecting higher selling prices, higher sales volumes, lower fixed costs and an increase in Other income, net, partly offset by higher raw material costs. Selling prices increased year over year in each quarter of 2006 and were higher for each platform and for each region for the full year. Net income for 2006 also included benefits from tax settlements, reversals of tax valuation allowances and insurance recoveries. These benefits were partly offset by charges for restructuring and asset impairments. 2005 results included significant hurricane related charges as well as tax expenses associated with the repatriation of cash under AJCA.

Corporate Outlook
The company’s current 2008 earnings outlook is a range of $3.35 to $3.55 per share based on the expectation of continued revenue growth in emerging markets and earnings growth across all of the growth platforms. New product acceleration, mix enrichment, pricing discipline and continued cost and capital productivity gains across the company are expected to be additional contributing factors. The company’s 2008 outlook is positive; however, it is moderated by continued weakness in U.S. housing and North American automotive markets and continued escalation of energy, ingredient and transportation costs.

Accounting Standards Issued Not Yet Adopted
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market based” measurement versus an entity-specific measurement, and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively beginning January 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. Management expects that adoption of SFAS 157 will not have a material effect on the company’s financial position, liquidity or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (SFAS 141R) which replaces FASB Statement No. 141. SFAS 141R addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160) which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

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

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters and litigation. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of the company’s accounting policies which could have a material effect on the company’s financial position, liquidity or results of operations.

Long-term Employee Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company’s pension and other long-term employee benefit plans. Management reviews these two key assumptions annually as of December 31st. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan obligations or the applicable plan assets, the excess is amortized over the average remaining working life of current employees.

About 80 percent of the company’s benefit obligation for pensions and essentially all of the company’s other long-term employee benefit obligations are attributable to the benefit plans in the U.S. The company utilizes published long-term high quality bond indices to determine the discount rate at the balance sheet date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

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

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than their fair value. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair market value of assets are not immediately reflected in the company’s calculation of net

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

pension cost. The following table shows the market-related value and fair market value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	2007	2006
Market-related value of assets	$19.3	$17.5
Fair market value of plan assets	$19.1	$18.3

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets. The fair value of assets in all pension plans was $22.6 billion at December 31, 2007, and the related projected benefit obligations were $22.2 billion. In addition, obligations under the company’s unfunded other long-term employee benefit plans were $3.8 billion at December 31, 2007.

The following table highlights the potential impact on the company’s pretax earnings due to changes in certain key assumptions with respect to the company’s pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2007:

	1/2 Percentage Point	1/2 Percentage Point
(Dollars in millions)	Increase	Decrease
Discount Rate	$ 10	$ (3)
Expected rate of return on plan pension assets	110	(110)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under “Long-Term Employee Benefits” beginning on page 40.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company’s estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multiparty sites and the number of and financial viability of other PRPs. The company has recorded a liability of $357 million on the Consolidated Balance Sheet as of December 31, 2007; these accrued liabilities exclude claims against third parties and are not discounted.

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

Remediation activities vary substantially in duration and cost from site to site. These activities and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs. Therefore, it is difficult to develop precise estimates of future site remediation costs.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Legal Contingencies
The company’s results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement claims and antitrust claims. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 19 to the Consolidated Financial Statements.

Income Taxes
The breadth of the company’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits. The resolution of these uncertainties may result in adjustments to the company’s tax assets and tax liabilities. It is reasonably possible that changes from future completed tax examinations could be significant when compared to the company’s global unrecognized tax benefits, however due to the uncertainty regarding the timing of completion of these audits and the possible outcomes, a current estimate of the range of increase or decrease that may occur within the next twelve months cannot be made.

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

At December 31, 2007, the company had a net deferred tax asset balance of $4,750 million, net of valuation allowance of $1,424 million. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

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

Segment Reviews
Segment sales include transfers. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and net interest. A reconciliation of segment sales to consolidated Net sales and segment PTOI to Income before income taxes and minority interests for 2007, 2006 and 2005 is included in Note 25 to the Consolidated Financial Statements.

Effective January 1, 2007, the company changed the alignment of certain businesses within Agriculture & Nutrition, Performance Materials and Other. These changes were made to better align the businesses with the particular growth platform that management believes will provide more opportunity for synergy and technology development in future periods. The 2006 and 2005 segment information below has been reclassified to reflect the 2007 organizational structure.

AGRICULTURE & NUTRITION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2007	$6.8	$894
2006	$6.0	$604
2005	$6.1	$875

Agriculture & Nutrition leverages the company’s technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply. Land available for worldwide agricultural production is increasingly limited. Therefore, increases in production will need to be achieved principally through improving crop yields and productivity rather than through increases in planted acreage. Agriculture & Nutrition delivers a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. The segment operates across the food value chain from inputs for producing agriculture products to global production and distribution of soy-based food ingredients to food quality diagnostic testing equipment. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior germplasm and the effective use of insecticides, herbicides and fungicides.

Agriculture & Nutrition includes the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), which is also the world’s leading seed brand and a world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and soybean seed. Sales of Pioneer® brand seeds increased 19 percent in 2007 with gains in corn seed sales globally, partially offset by lower North American soybean seed sales on a decline in North American planted acreage. In 2007, farmers in North America continued to demonstrate a preference for corn hybrids containing biotechnology traits and Pioneer had a limited supply of these products. As a result, corn market share in North America is at 30 percent. Pioneer will have increased supply of leading products containing biotechnology traits in 2008 and expects to maintain its present market share. In international operations, Pioneer increased market share in key segments supported by strong product performance. Pioneer benefited from the global launch of approximately 25 new soybean varieties and 130 new Pioneer® brand corn hybrids that include new combinations of corn borer, corn rootworm and weed management traits highlighted by the expansion of the Herculex®1 family of traits.
1  Registered Trademark of Dow AgroSciences LLC

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

During the third quarter 2007, Pioneer entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approval in which the other party has certain interests. Refer to Note 11 to the Consolidated Financial Statements for further description of this agreement.

Agriculture & Nutrition also serves the global production agriculture industry with crop protection products in the grain and specialty crop sectors, forestry and vegetation management. Principal crop protection products are herbicides, fungicides, insect control products and plant growth regulators. The segment continued to expand its presence in fruit and vegetable specialty markets and continues to expand product offerings in the professional pest control market. Additionally, the segment operates within the specialty food ingredients market, including soy proteins and lecithins through its majority-owned venture with Bunge Limited, The Solae Company.

In 2006, the segment launched a restructuring plan to increase investment in plant genetics, biotechnology and other growth opportunities while consolidating manufacturing assets, technology centers and marketing strategies in its nutrition and crop protection businesses. The segment recorded a charge of $122 million in the fourth quarter 2006 for employee separations and asset impairments associated with this investment and streamlining plan. The plan includes the closure of manufacturing units and the elimination of approximately 1,500 positions. Operating costs savings of approximately $100 million per year will be reinvested into the seed business (see Note 4 to the Consolidated Financial Statements). During 2007, operating costs savings of $40 million were realized, which partially offset the growth investment in the seed business.

2007 versus 2006  Sales of $6.8 billion were 14 percent higher reflecting 9 percent higher USD selling prices and a 5 percent increase in volume. Higher USD selling prices reflected a richer mix of corn and soybean seed, and crop protection herbicides and fungicides. Volume increases were driven by corn seed sales in North America, herbicides in Europe and fungicides in Latin America, partially offset by a decrease in the sale of soybean seed on lower planting acreage in North America.

2007 PTOI was $894 million versus $604 million in 2006. 2006 PTOI included a $122 million restructuring charge. In addition, 2007 PTOI benefited from sales volume and price gains, partially offset by higher production costs across most of the segment and the growth investment in the seed business.

2006 versus 2005  Sales of $6.0 billion were 1 percent lower reflecting slightly lower USD selling prices and volumes. Lower selling prices reflected declines in the crop protection market partially offset by prices for a richer mix in corn and soybean seed. Volume declines were driven by lower corn seed sales in North America, specialty products in India and herbicide sales in North America and Europe, partially offset by increases in the sale of soybean seed. 2006 included some earlier than anticipated seed sales for the 2007 planting season in Europe.

2006 PTOI was $604 million versus $875 million in 2005. The decline in 2006 PTOI reflected the charge of $122 million described above. In addition, 2006 PTOI reflected the sales decline and higher production costs across most of the segment, slightly offset by income related to technology transfers, licensing agreements and asset sales.

Outlook  In 2008, the segment anticipates continued PTOI growth through increased Pioneer corn value offerings, including stacked traits and seed treatments in the U.S. and Canada. Pioneer will build on their North American product offerings with the addition of approximately 30 new soybean varieties and 60 new Pioneer® brand corn hybrids. In international operations, Pioneer expects continued market share gains supported by strong product performance. Pioneer also expects continued market share gains in key soybean markets including the U.S., Canada and Brazil. The segment’s introduction of new crop protection products is projected to drive volume gains, particularly in Europe and Latin America, and higher benefits from the 2006 restructuring program are expected to be realized. Higher production and raw material costs and continued growth investments in research, sales and marketing will be moderating factors.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

COATINGS & COLOR TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2007	$6.6	$840
2006	$6.3	$817
2005	$6.1	$536

Coatings & Color Technologies is one of the world’s leading automotive coatings suppliers and the world’s largest manufacturer of titanium dioxide white pigments. Products offered include high performance liquid and powder coatings for automotive OEMs, the automotive aftermarket and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. The company markets its refinish products using the DuPonttm, Standox®, Spies Hecker® and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end automotive aftermarkets, while Nason® is primarily focused on economy coating applications. The segment’s broad line of DuPonttm Ti-Pure® titanium dioxide products, in both slurry and powder form, serve the coatings, plastic and paper industries.

The segment’s titanium tetrachloride business has moved from a startup business to an established, growing venture, shipping product globally. By mid-2008, the business plans to complete construction and begin operation of a $30 million titanium tetrachloride facility at its titanium dioxide plant in Tennessee.

The key markets in which Coatings & Color Technologies operates continued to grow in 2007, with more significant growth in Europe and Asia Pacific. Global demand for titanium dioxide white pigment was strong in 2007 with global market volumes up about 5 percent from 2006.

Sales for refinish products increased in all regions. The OEM market realized growth in Latin America and Asia Pacific, partially offsetting declines in the U.S. and Canada. This reflects the lower 2007 North American builds of automobiles and light trucks. Powder coatings sales increased in all regions, more significantly in Asia Pacific, U.S. and Europe. Worldwide sales in electrical insulation and metal coatings markets continued to improve.

2007 versus 2006  Sales of $6.6 billion were up 5 percent, reflecting about 4 percent higher USD selling prices for the segment, as well as a 1 percent increase in volume. USD selling prices were higher across a majority of the segment’s products. The increase in volume was primarily attributable to the sales of titanium dioxide, particularly in Europe and Asia Pacific. This increase was partially offset by declines in volume for products sold to automotive OEM producers, primarily in North America and Europe. Volumes for sales of refinish products were relatively flat as compared to 2006.

PTOI in 2007 of $840 million increased from $817 million in 2006. The PTOI improvement was primarily the result of higher revenue driven by higher USD selling prices and benefits realized from the 2006 restructuring program, partially offset by higher raw material and transportation costs. PTOI in 2006 included a net charge of $132 million for restructuring and $30 million primarily for accelerated depreciation related to the transformation plan that was initiated in the first quarter 2006 (see Note 4 to the Consolidated Financial Statements). These charges were partially offset by $142 million in insurance proceeds, primarily related to the hurricane damages incurred in 2005.

2006 versus 2005  Sales of $6.3 billion were up 4 percent, reflecting about 2 percent higher USD selling prices for the segment. An additional 2 percent increase from volume was primarily realized in the pigments business, reflecting strong global demand as well as the first quarter startup of the DeLisle, Mississippi plant following Hurricane Katrina. Higher selling prices reflected concerted efforts within the segment to increase prices for the majority of its products as part of its efforts to offset the impact of higher raw material costs and the impact of lower global OEM automotive volumes.

PTOI in 2006 of $817 million increased from $536 million in 2005. Lower fixed costs in both years and higher volumes in pigments contributed to the improved 2006 earnings. PTOI in 2006 included a net charge of $132 million for restructuring and $30 million primarily for accelerated depreciation. 2006 PTOI also included $142 million in insurance proceeds, primarily related to the hurricane damages suffered in 2005. 2005 PTOI included charges of

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

$116 million related to the clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were destroyed by hurricanes.

Outlook  Sales in 2008 are expected to increase modestly, reflecting emerging market growth and pricing actions. Industry demand for titanium dioxide is expected to moderate in 2008, in line with more moderate global economic growth of about 2 percent. Competitive conditions in the global coatings industry will continue to provide a challenging operating environment in 2008. Modest growth is expected for refinish markets in mature economies while strong growth is expected to continue in emerging markets. Profitability of coatings sold to automotive OEM producers is highly dependent upon volume at specific plants the company services. Global automotive industry builds in 2008 are expected to be slightly higher than 2007 with moderate growth in Asia Pacific and Latin America, partially offset by slightly lower levels in North America. Significant segment PTOI growth is expected based upon sales growth and cost productivity gains.

ELECTRONIC & COMMUNICATION TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2007	$3.8	$594
2006	$3.6	$577
2005	$3.4	$558

Electronic & Communication Technologies provides a broad range of advanced materials for the electronics industry, flexographic printing and color communication systems and a wide range of fluoropolymer and fluorochemical products. The segment also continues to pursue development activities related to displays and alternative energy.

In the electronics industry, DuPont is a leading supplier of electronic and advanced display materials. The company offers a broad portfolio of ceramic, flexible and rigid organic circuit materials; materials for semiconductor fabrication and packaging; and a wide range of products for advanced displays. The segment’s products enable increased functionality and lower costs for electronic and communications devices.

Electronic & Communication Technologies is the market leader in flexographic printing and black pigmented ink serving the packaging and commercial printing industries. Its offerings include DuPonttm Cyrel® and Cyrel® FASTtm flexographic printing systems. DuPont is the world’s leading supplier of solvent-free thermal flexographic platemaking technologies, with a broad array of patented products and equipment.

The segment also includes a portfolio of industrial and specialty fluorochemicals and fluoropolymers that are sold into the refrigeration, insulation, aerosol propellants, fire extinguishants, telecommunications, aerospace, automotive, electronics, chemical processing and housewares industries.

Electronic & Communication Technologies leverages DuPont’s strong materials and technology base to target growth opportunities in electronics, fluoropolymers, fluorochemicals, packaging graphics, ink-jet and photovoltaic materials. In semiconductor fabrication, packaging and interconnect, the segment is extending and broadening its portfolio of materials to address critical needs in the industry, e.g., chemical mechanical planarization for semiconductor manufacture, flex circuitry and embedded passives enabling miniaturization. In the rapidly growing market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment is developing new innovative technologies for liquid crystal displays, such as thermal color filters and display films, while continuing to invest in developing materials technologies for organic light-emitting diode (OLED) displays and field emission displays. In fluoropolymers and fluorochemicals, the segment continues to pursue product renewal innovations such as next generation refrigerants, while broadening the scope of applications into high growth areas such as photovoltaics. In packaging graphics, products such as Cyrel®FASTtm have rapidly grown, solidifying the segment’s market leadership position. Also, DuPont is maintaining its leadership position in black pigmented inks for ink-jet applications.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2007 versus 2006  Sales of $3.8 billion were up 6 percent versus 2006, reflecting 5 percent volume growth and 1 percent higher USD selling prices. The volume growth was primarily due to increased demand for fluoroproducts and packaging graphics. Sales growth was strongest outside the U.S.

PTOI in 2007 was $594 million, an increase of 3 percent compared to 2006. This increase reflects 5 percent sales volume growth, as well as the benefit of $53 million related to a gain on a land sale and inventory valuation adjustments. These increases were partially offset by higher ingredient and transportation costs, as well as increased fixed cost from growth initiatives.

2006 versus 2005  Sales of $3.6 billion increased about 5 percent over 2005, reflecting 2 percent higher USD prices coupled with a 3 percent improvement in volume. Price improvements reflect higher metals prices primarily for microcircuit materials. Higher volumes reflect increased demand for fluoroproducts and electronic materials. Sales growth was strongest outside the U.S. PTOI in 2006 was $577 million versus $558 million in 2005. Earnings growth in 2006 resulted from improved volume, modest pricing improvement and continued productivity gains. 2005 PTOI included a gain of $48 million on the sale of the company’s remaining interest in DuPont Photomasks, Inc.

Outlook  For 2008, moderate sales growth is expected with gains in electronic materials, fluoropolymers, and packaging graphics. The segment’s PTOI is expected to reflect moderate sales growth for 2008 versus 2007, modestly offset by investments in new applications, emerging markets and technologies. This segment manufactures products that could be affected by uncertainties associated with PFOA matters. See the discussion on page 44 under the subheading PFOA.

PERFORMANCE MATERIALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2007	$6.6	$626
2006	$6.2	$559
2005	$6.1	$515

Performance Materials provides productive, higher performance polymer materials, systems and solutions to improve the uniqueness, functionality and profitability of their customers’ offerings. Performance Materials delivers a broad polymer-based materials product portfolio, including thermoplastic and thermoset engineering polymers that are primarily used by customers to fabricate components for mechanical and electrical systems, as well as specialized resins and films used in packaging and industrial applications, sealants and adhesives, sporting goods and interlayers for laminated safety glass. Key brands include DuPonttm Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Surlyn® resins, SentryGlas® Plus and Butacite® laminate interlayers, Mylar® and Melinex® polyester films, Kalrez® perfluoroelastomer and Viton® fluoroelastomers.

The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, electronics, packaging, construction and consumer durable goods.

The segment’s core competencies are polymer science and applications development focusing on substituting traditional materials with new materials that offer performance, durability, aesthetics and weight reduction advantages. Other areas of focus include new applications and processing materials into innovative parts and systems. A recent example of this core innovation capability is the introduction of Sorona® and Hytrel® resins based on renewable resources which have the performance attributes of high performance engineering resins but are based on plant feedstock.

In 2007, certain businesses were realigned to the Performance Materials segment from the Agriculture & Nutrition segment. As a result of reclassifying the 2006 segment information to reflect the 2007 organizational structure, Performance Materials results in 2006 reflect a $72 million restructuring charge related to businesses that were originally included in the 2006 Agriculture & Nutrition restructuring plan (see Note 4 to the Consolidated Financial Statements).

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

On June 30, 2005, DuPont completed a transaction with Dow related to DuPont Dow Elastomers LLC (DDE), a 50/50 joint venture. Dow acquired from DDE certain assets related to the Engage®, Nordel® and Tyrin® businesses. Upon the completion of this transaction, the remaining elastomers business became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC. In response to a long-term declining demand for the polychloroprene products and the anticipated capital investment requirements at the Louisville, Kentucky facility, the company is consolidating production at its upgraded LaPlace, Louisiana facility. On December 31, 2007, the company initiated the shutdown, abatement and dismantlement process at the Louisville facility. In 2005, the company recorded a restructuring charge of $34 million, reflecting severance and related costs for approximately 275 employees. Cash payouts of $25 million are largely expected to be paid in 2008. Annual cost reductions related to ceasing neoprene production at Louisville and consolidating production at LaPlace are expected to offset reduced revenue related to declining demand.

2007 versus 2006  Sales of $6.6 billion were 7 percent higher than 2006 reflecting 8 percent higher USD selling prices, partly offset by 1 percent lower volume. Sales volume declines reflect the impact of ingredients shortages, temporary operating unit shutdowns and softness in North America, principally in the automotive markets, partly offset by volume improvements in Latin America, Europe and Asia.

2007 PTOI increased 12 percent to $626. 2007 PTOI included an impairment charge of $165 million to write down the company’s investment in a polyester films joint venture. The impairment resulted from several factors, including adverse changes in market conditions and the rapid rise in oil-related raw material costs, which have had a negative impact on the profitability on the venture’s operations in North America and Europe. PTOI in 2006 included a $72 restructuring charge. Improvement in 2007 PTOI was driven by improved pricing, which reflected both the offset of the ingredient cost increases seen during the year and improved product sales mix, and positive currency benefits, offset in part by the weaker volume. The segment is involved in the elastomers antitrust matters and recorded a net $20 charge in 2007 related to these matters (see Note 19 to the Consolidated Financial Statements).

2006 versus 2005  Sales of $6.2 billion were 2 percent higher than 2005 reflecting 3 percent higher USD selling prices, partly offset by 1 percent decline in volume. Sales volume reflects the year over year impact of the businesses transferred to Dow at June 30, 2005. Excluding from 2005 the sales related to assets transferred to Dow ($386 million), sales volumes were up reflecting stronger business environment in Asia and Europe and the recovery from the segment’s business interruption due to the 2005 hurricanes.

PTOI in 2006 was $559 million compared to $515 million in 2005. 2006 PTOI included the $72 million restructuring charge. 2005 PTOI included a $17 million hurricane charge, $47 million in operating income related to certain DDE assets sold, a $25 million gain on sale of these DDE assets and a charge of $34 million related to the planned consolidation of the company’s neoprene operations at its LaPlace, Louisiana facility.

Outlook  Global automotive industry builds in 2008 are expected to be slightly higher than 2007 with moderate growth in Asia Pacific and Latin America, partially offset by slightly lower levels in North America. However, the half year pattern is expected to be the reverse of 2007 with higher production in the second half of 2008. Global packaging market growth is expected to remain at current levels. The residential construction market in North America is expected to continue to be weak through 2008, but it is anticipated that the electrical and electronics markets will continue to improve. The 2008 outlook also assumes a second half softening from a weak petrochemical cycle. Revenue growth is expected to continue through volume growth and higher USD selling prices in 2008. PTOI is expected to increase, benefitting from higher revenue, price increases, improved fixed cost performance and customer-driven innovations for products and processes. The level of earnings improvements in 2008 will depend on offsetting the continued high intermediate feedstock costs with price increases and further productivity gains.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

SAFETY & PROTECTION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2007	$5.6	$1,199
2006	$5.5	$1,080
2005	$5.1	$994

Safety & Protection satisfies the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands such as Kevlar®, Tyvek® and Nomex®, Safety & Protection has built a unique presence in the marketplace since its inception in 2002.

The segment’s businesses serve customers in diverse markets that include construction, transportation, communications, industrial chemicals, oil and gas, electric utilities, automotive, manufacturing, defense, homeland security and safety consulting.

In addition to serving its existing customer base, Safety & Protection is investing in the future by expanding into emerging markets. Over the past two years the segment has achieved strong double-digit growth in Greater China, India, Eastern Europe and Latin America. Safety & Protection is focusing its efforts globally on four major value propositions where it has a distinct competitive advantage: protecting lives, safe and durable buildings, protecting critical processes and protecting the environment.

DuPonttm Kevlar® and Nomex® hold strong positions in the life protection markets due to continued demand for body armor and personal protective gear for the military, law enforcement personnel, firefighters and other first responders, as well as for workers in the oil and gas industry and in emerging regions. Global demand for products that prevent disease and improve productivity in the food, health care and industrial markets continue to create growth opportunities for the segment’s clean and disinfect offerings. Additionally, the surfaces protection businesses continue to offer new products that meet demand for sustainable solutions.

In 2007, DuPont announced a $500 million investment at its Cooper River site near Charleston, SC, to significantly expand production of DuPonttm Kevlar® brand fiber for industrial and military uses as well as investments in related polymer production. The company also announced a multi-product, multi-region expansion plan to increase worldwide capacity of DuPonttm Nomex®. The company expects to invest more than $100 million in the three-part expansion plan for Nomex®; the first phase was completed in 2007.

Safety & Protection continues to strengthen and enhance the building envelope and building interiors with offerings that improve comfort, energy efficiency, air quality and protection from the elements. In 2007, the business introduced 40 new products globally, including new Corian® surfaces and the metalized Tyvek® product family. The business is also taking advantage of substantial growth opportunities in China, India and Eastern Europe while focusing even more on commercial construction and remodeling markets.

Through its consulting services businesses, Safety & Protection continued to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. DuPont is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Safety & Protection is dedicated to clean air, clean fuel, and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities.

2007 versus 2006  Sales of $5.6 billion were 3 percent higher than last year, due to higher USD selling prices across all businesses within the platform. Sales volumes remained relatively flat as higher sales of Kevlar® and Nomex® were offset by decreased sales of products for U.S. residential construction markets.

PTOI in 2007 was $1,199 million, an increase of 11 percent over the prior year. The increased earnings were primarily due to higher sales of Kevlar® and Nomex®. 2006 PTOI included a $47 million asset impairment charge related to an industrial chemical asset held for sale, partially offset by a $33 million benefit from insurance proceeds.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2006 versus 2005  Sales of $5.5 billion were up 7 percent due to 5 percent higher USD prices and 2 percent higher volumes. All businesses in the platform grew sales year over year with the strongest growth in chemical solutions and aramids. Segment sales experienced slower U.S. growth as a result of shifts in demand for construction, but were offset by higher sales growth in other regions, especially emerging regions.

PTOI in 2006 was $1,080 million, up 9 percent from $994 million in the prior year. The increase in PTOI reflects pricing gains and tight fixed cost control. 2006 PTOI included a $47 million asset impairment charge related to an industrial chemical asset held for sale, partially offset by a $33 million benefit from insurance proceeds.

Outlook  Safety & Protection will continue to drive growth in its product lines globally with the strength of its brands. U.S. and global demand for Kevlar® and Nomex® is expected to remain strong. The personal protection, medical packaging and medical fabrics market segments are expected to grow during the year. Volume declines in the U.S. residential construction market will continue, but are expected to be mitigated by continued growth, in commercial, remodel and non-U.S. construction markets. Overall, continued revenue growth and moderate earnings growth in 2008 is expected based on continued market penetration, the introduction of new products and technologies and continued investment in its growth initiatives.

PHARMACEUTICALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2007	$-	$949
2006	$-	$819
2005	$-	$751

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These drugs were discovered by DuPont and developed in collaboration with Merck and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receives royalties and net proceeds as outlined below. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

Pharmaceuticals’ Cozaar®/Hyzaar® income is the sum of two parts derived from a royalty on worldwide contract Net sales linked to the exclusivity term in a particular country, and a share of the profits from North American sales and certain markets in Europe, regardless of exclusivity term. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar® ends in April 2010. The worldwide agreement terminates when the following conditions are met: (i) the Canadian exclusivity ends in 2013, and (ii) North American sales fall below a certain level. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in 2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. The company cannot predict the magnitude of the earnings step-down in each year. In general, management expects a traditional sales and earnings decline for a drug going off patent in the pharmaceutical industry.

Outlook  DuPont and Merck continue to support Cozaar® and Hyzaar® with clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar®/Hyzaar® collaboration to continue to be an important contributor to earnings until the U.S. patents expire in 2010. Thereafter, earnings are expected to decline significantly as outlined above.

OTHER

The company includes embryonic businesses not included in the growth platforms, such as applied biosciences and nonaligned businesses in Other. Applied biosciences is focused on the development of biotechnology solutions using biology, chemistry, materials science and engineering in an integrated fashion to serve our customers. Specific growth projects across the company globally are consolidated within applied biosciences to capitalize on the market

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

opportunities and technology needs in this high-growth industry, including crop-based products and technologies, the biorefinery initiative with the U.S. Department of Energy and the development of advanced biofuels technologies through a collaboration with BP p.l.c. The first advanced biofuels product from this partnership will be biobutanol.

DuPont partnered with Tate & Lyle PLC to produce 1,3-propanediol (Bio-PDOtm) using a proprietary fermentation and purification process based on corn sugar. Bio-PDOtm is the key building block for DuPonttm Sorona® polymer and DuPonttm Cerenoltm polyols, two new families of renewably sourced products. It is also being marketed for use as an ingredient in nearly a dozen direct applications ranging from industrial to personal care uses. The first commercial-scale plant to manufacture Bio-PDOtm began production in November 2006, marking the beginning of commercial availability of the company’s bio-based pipeline.

A life cycle assessment of the production of nylon-6 polymer versus the production of renewably sourced Sorona® with Bio-PDOtm shows significant environmental benefits. The Sorona® process uses 30 percent less energy than nylon-6 manufacturing. Greenhouse gas emissions from the Sorona® operations are 63 percent lower than nylon-6 manufacturing including bio-based content stored in the product.

Nonaligned businesses include activities and costs associated with Benlate® fungicide and other discontinued businesses and, since January 2005, activities related to the remaining assets of Textiles & Interiors. In 2005, the company completed the transfer of three equity affiliates to Koch and sold its interest in another equity affiliate. In January 2006, the company completed the sale of its interest in an equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all the net assets of Textiles & Interiors.

In the aggregate, sales in Other for 2007, 2006 and 2005 represent less than 1 percent of total segment sales.

PTOI in 2007 was a loss of $224 million compared to a loss of $173 million in 2006. The 29 percent increase in the pretax loss was primarily due to higher inventory, freight and business development costs. PTOI in 2007 included litigation charges for former businesses of $69 million. PTOI in 2006 included a charge of $27 million to write down certain specialty resins manufacturing assets to estimated fair value.

PTOI in 2006 was a loss of $173 million compared to a loss of $90 million in 2005. The losses in 2006 are reflective of the concentration of activities in applied biosciences and include the $27 million charge to write down certain specialty resins manufacturing assets to estimated fair value. PTOI in 2005 included a net gain of $62 million related to the disposition of equity affiliates, primarily associated with the Textiles & Interiors separation.

Liquidity & Capital Resources
Management believes that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated future cash requirements to fund working capital, capital spending, dividend payments and other cash needs for the foreseeable future. The company’s liquidity needs can be met through a variety of sources, including: Cash provided by operating activities, Cash and cash equivalents, Marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s current strong financial position, liquidity and credit ratings provide excellent access to the capital markets.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and Marketable securities balances of $1.4 billion as of December 31, 2007, provide primary liquidity to support all short-term obligations. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $4.3 billion in credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.

The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to ensure adequate liquidity and an optimum maturity debt schedule.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The company’s long term and short term credit ratings have not changed over the last three year ends and are as follows:

	Long term	Short term	Outlook
Standard & Poor	A	A-1	Stable
Moody’s Investor Services	A2	P-1	Negative
Fitch Ratings	A	F1	Stable

(Dollars in millions)	2007	2006	2005
Cash provided by operating activities	$4,290	$3,736	$2,542

The company’s Cash provided by operating activities was $4.3 billion in 2007, a $554 million increase from the $3.7 billion generated in 2006. The increase is primarily due to higher earnings after adjusting for noncash items. Net income for 2006 included noncash tax benefits totaling $615 million (see Note 6 to the Consolidated Financial Statements.) While the change in net working capital was essentially flat year over year, the company did realize productivity gains in inventory days supply and days payable outstanding. However, days sales outstanding slightly increased.

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

(Dollars in millions)	2007	2006	2005
Cash used for investing activities	$(1,750)	$(1,345)	$(602)

In 2007, Cash used for investing activities totaled $1.8 billion compared to $1.3 billion used in 2006. The $405 million increase was mainly due to the settlement of forward exchange contracts and a slight increase in capital spending, partially offset by higher proceeds from sales of assets. Due to the impact of a weakening USD, the settlement of forward exchange contracts issued to hedge the company’s net exposure, by currency, related to monetary assets and liabilities resulted in the payment of $285 million in 2007 versus the receipt of $45 million in 2006. The forward exchange contract settlements were largely offset by the revaluation of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statements of Cash Flows.

In 2006, Cash used for investing activities totaled $1.3 billion compared to $602 million used in 2005. The increase reflects higher purchases of property, plant and equipment and lower proceeds from the sale of assets. In addition, due to the impacts of a weakening USD, the settlement of forward exchange contracts issued to hedge the company’s net exposure, by currency, related to monetary assets and liabilities resulted in the receipt of $45 million in 2006 versus the receipt of $653 million in 2005. These settlements were largely offset by revaluation of the items being hedged, which are reflected in the appropriate categories in the Consolidated Statements of Cash Flows.

Purchases of property, plant and equipment totaled $1.6 billion, $1.5 billion and $1.3 billion in 2007, 2006 and 2005, respectively. The company expects 2008 purchases of plant, property and equipment to be higher than 2007 levels. This incremental spending is primarily based on the company’s previously announced investments in Kevlar®, Nomex® and titanium dioxide.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2007	2006	2005
Cash used for financing activities	$(3,069)	$(2,323)	$(2,851)

The $746 million increase in Cash used for financing activities in 2007 compared to 2006 was primarily due to the company’s share repurchase activity, partially offset by the increase in proceeds from stock options exercised. The $528 million decrease in Cash used for financing activities in 2006 compared to 2005 was primarily due to the company’s borrowings and share repurchase activity.

Total debt at December 31, 2007 was $7.3 billion, a $205 million decrease from December 31, 2006. This decrease was primarily due to the repayment of borrowings related to the 2005 AJCA cash repatriation program, partially offset by the issuance of $750 million in 5 year notes in December 2007.

Total debt at December 31, 2006 was $7.5 billion, a $650 million decrease from December 31, 2005. This decrease was primarily due to the repayment of borrowings related to the 2005 AJCA cash repatriation program, partially offset by the issuance of $1 billion in 10 and 30 year notes in December 2006.

Dividends paid to common and preferred shareholders were $1.4 billion in 2007, 2006 and 2005. Dividends per share of common stock were $1.52, $1.48 and $1.46 in 2007, 2006 and 2005, respectively. The common dividend declared in the first quarter 2008 was the company’s 414th consecutive dividend since the company’s first dividend in the fourth quarter 1904.

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505 million. During 2007 and 2006, there were no purchases of stock under this program. As of December 31, 2007, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining shares of stock under this plan.

In October 2005, the Board of Directors authorized a $5 billion share buyback plan. In October 2005, the company repurchased 75.7 million shares of its common stock under an accelerated share repurchase agreement and paid $3.0 billion for the repurchase. Upon the conclusion of the agreement in 2006, the company paid $180 million in cash to Goldman, Sachs & Co. to settle the agreement. Additionally, in 2006, the company made open market purchases of its shares for $100 million. In 2007, the company purchased 34.7 million shares for $1.7 billion, thereby, completing this program. See Note 20 to the Consolidated Financial Statements for a reconciliation of shares activity.

Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents and Marketable securities totaled $1.4 billion at December 31, 2007 and $1.9 billion at December 31, 2006 and 2005. The $457 million decrease from 2006 to 2007 is primarily due to the company’s share repurchase activity, as well as cash used to meet other business requirements.

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Indemnifications
The company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures and related business activities prior to the completion of the transactions. The terms of these indemnifications, which typically pertain to environmental, tax and product liabilities, are generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally indeterminable. The carrying amounts recorded for all indemnifications as of December 31, 2007 and 2006 were $101 million and $105 million, respectively. Although it is reasonably possible that future payments may exceed

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified the purchasers, subsidiaries of Koch, against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. Koch has presented claims under these indemnities which the companies are discussing; however, DuPont disagrees with Koch’s presentation. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement is $70 million and is included in the indemnifications balance of $101 million at December 31, 2007. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models. The company does not believe that these indemnities will have a material impact on the future liquidity of the company (see Note 19 to the Consolidated Financial Statements.)

Obligations for Equity Affiliates and Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2007, the company had directly guaranteed $583 million of such obligations, plus $121 million relating to guarantees of obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At December 31, 2007, a current liability of $135 million had been recorded for these obligations, principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company. No additional material loss is anticipated by reason of such agreements and guarantees.

Existing guarantees for customers, suppliers and other unaffiliated companies arose as part of contractual agreements. Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has guaranteed certain obligations and liabilities related to divested subsidiaries including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2007, the company had no liabilities recorded for these obligations.

Additional information with respect to the company’s guarantees is included in Note 19 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Master Operating Leases
At December 31, 2007, the company has one master operating lease program relating to miscellaneous short-lived equipment valued at approximately $119 million. Lease payments for these assets totaled $59 million in 2007, $58 million in 2006 and $51 million in 2005, and were reported as operating expenses in the Consolidated Income Statements. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheets. Furthermore, the lease payments associated with this program vary based on one month LIBOR. The company may terminate the program at any time by purchasing the assets. Should the company decide neither to renew the leases nor to exercise its purchase option, it must pay the owner a residual value guarantee amount, which may be recovered from a sale of the property to a third party. Residual value guarantees totaled $104 million at December 31, 2007.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Contractual Obligations
Information related to the company’s significant contractual obligations is summarized in the following table:

		Payments Due In
	Total at
	December 31,		2009 –	2011 –	2013 and
(Dollars in millions)	2007	2008	2010	2012	beyond
Long-term and short-term debt [1]	$5,966	$21	$2,437	$414	$3,094

Expected cumulative cash requirements for interest payments through maturity	2,497	320	474	359	1,344

Capital leases [1]	13	3	4	1	5

Operating leases	1,020	328	324	209	159

Purchase obligations [2]
Information technology infrastructure & services	123	68	36	14	5
Raw material obligations	685	260	208	120	97
Utility obligations	438	140	106	75	117
INVISTA-related obligations [3]	821	351	199	183	88
Human resource services	327	18	38	91	180
Other [4]	23	22	-	-	1

Total purchase obligations	2,417	859	587	483	488

Other liabilities [1,5]
Workers’ compensation	75	13	38	12	12
Asset retirement obligations	62	9	26	13	14
Environmental remediation	357	84	114	69	90
Legal settlements	70	38	26	6	-
License agreement [6]	703	110	180	179	234
Other [7]	119	21	25	15	58

Total other long-term liabilities	1,386	275	409	294	408

Contractual tax obligations [8]	80	80	-	-	-

Total contractual obligations	$13,379	$1,886	$4,235	$1,760	$5,498

[1]	Included in the Consolidated Financial Statements.

[2]	Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

[3]	Includes raw material supply obligations of $744 million and contract manufacturing obligations of $77 million.

[4]	Primarily represents obligations associated with distribution, health care/benefit administration, research and development and other professional and consulting contracts.

[5]	Pension and other postretirement benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

[6]	Represents remaining expected payments under a license agreement between Pioneer Hi-Bred International, Inc. and Monsanto Company. See Note 11 to the Consolidated Financial Statements.

[7]	Primarily represents employee-related benefits other than pensions and other postretirement benefits.

[8]	Due to uncertainty regarding the completion of tax audits and possible outcomes, the remaining estimate of obligations related to unrecognized tax benefits cannot be made. See Note 6 to the Consolidated Financial Statements for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations should unforeseen circumstances arise.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Long-Term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company’s earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability and life insurance protection for employees. Approximately 80 percent of the company’s worldwide benefit obligation for pensions and essentially all of the company’s worldwide other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of the company’s non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

Benefits under defined benefit pension plans are based primarily on years of service and employees’ pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans’ actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. By law, no contributions are currently required to be made to the principal U.S. pension plan in 2008 and no contributions are currently anticipated. Contributions beyond 2008 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. In 2007, the company contributed $277 million to its pension plans. The company anticipates that it will make approximately $250 million in contributions in 2008 to pension plans other than the principal U.S. pension plan.

The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for single-employer defined benefit pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements are generally effective for plan years beginning after December 31, 2007. The company does not anticipate that the Act will have a material impact on its required contributions.

In August 2006, the company announced major changes to its principal U.S. pension plan and principal defined contribution plan. As part of this announcement, the defined contribution benefits for most U.S. employees are in transition. Effective January 1, 2007, for employees hired on that date or thereafter, and effective January 1, 2008, for active employees on the rolls as of December 31, 2006, the company will make a contribution of 100 percent of the first 6 percent of the employee’s contribution election. Additionally, the company will contribute 3 percent of each eligible employee’s compensation regardless of the employee’s contribution election. The definition of eligible compensation has also been expanded to be similar to the definition of eligible compensation in the U.S. pension plan. Covered full service employees on the rolls as of December 31, 2006 will also accrue additional benefits in the pension plan, but the annual rate of pension accrual will be about one-third of the previous rate. In addition, company-paid postretirement survivor benefits for these employees will not continue to grow after December 31, 2007. Covered employees hired in the U.S. after December 31, 2006 will not participate in the pension plan.

As a result of the amendment to the principal U.S. pension plan, the company was required to remeasure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the remeasurement date. As a result of better than expected return on plan assets and a higher discount rate of 6 percent as of the remeasurement date, pretax pension expense decreased by $72 million for 2006. For 2007, the plan amendment resulted in a reduction in pension expense of about $40 million. For 2008, the plan amendment is expected to result in a net

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

reduction of approximately $40 million in combined pension and defined contribution plans expense. This estimate is composed of a reduction in pension expense of about $190 million, partially offset by an increase in defined contribution plan expense of approximately $150 million. Actual cash contributions for the savings plan will increase less than $130 million in 2008. Additional information related to these changes in the plans noted above is included in Note 21 to the Consolidated Financial Statements.

On December 31, 2006, the company adopted SFAS 158 and recorded a $1,555 million after-tax charge to stockholder’s equity primarily due to reclassifying unrecognized actuarial losses and prior service costs related to the pension plans.

Medical, dental, life insurance and disability plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pretax cash requirements to cover actual net claims costs and related administrative expenses were $315 million, $335 million and $408 million for 2007, 2006 and 2005, respectively. This amount is expected to be about $315 million in 2008. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

The company’s income can be significantly affected by pension and defined contribution benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company’s income over each of the last 3 years was affected by pretax charges and credits related to long-term employee benefits.

(Dollars in millions)	2007	2006	2005
Defined benefit pension charges	$(54)	$191	$432
Company contributions to defined contribution plans	99	86	81
Other long-term employee benefit charges	192	155	237

Net amount	$237	$432	$750

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The decrease in pension expense in 2007 reflects favorable returns on pension assets, plan amendments and changes in demographics and discount rates. The increase in 2007 other long-term employee benefit charges principally reflects changes in demographics, discount rates and higher than expected health care costs. The decrease in pension expense in 2006 reflects favorable returns on pension assets, plan amendments and changes in discount rates. The decrease in 2006 other long-term employee benefit charges principally reflects the favorable medical trends in 2005 and refinements in estimates to reflect the anticipated commencement of the Medicare prescription drug program.

The company’s key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 21 to the Consolidated Financial Statements). For 2008, lower than anticipated medical trends, the net impact of the U.S. retirement plan amendments, changes in demographics and discount rates, and the expiration of a prior service cost amortization credit in 2007 are expected to result in a reduction in pension and other long-term employee benefit pretax expenses of about $170 million.

Environmental Matters
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of waste water discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue for the foreseeable future. While these costs may increase in the future, they are not expected to have a material impact on the company’s financial position, liquidity or results of operations.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Pretax environmental expenses charged to current operations totaled $576 million in 2007 compared with $521 million in 2006 and $468 million in 2005. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities and the costs of environmental research activities. While expenses related to the costs of environmental research activities are not a significant component of the company’s overall environmental expenses, the company expects these costs to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. The largest of the environmental expenses in 2007 was $113 million for the operation of water pollution control facilities and $131 million for solid waste management. About 78 percent of total annual environmental expenses resulted from operations in the U.S.

In 2007, DuPont spent approximately $110 million on environmental capital projects either required by law or necessary to meet the company’s internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $150 million in 2008. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

The goal of the Toxic Substances Control Act (TSCA) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. In 1998, the EPA challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 high production volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. The company expects to complete its commitments regarding the HPV chemicals it volunteered to sponsor within the next two to three years.

In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals. This regulatory framework known as REACH entered into force on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by a Chemical Agency in Finland. The Regulation also calls for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. Pre-registration will occur between June 1, 2008 and November 30, 2008; complete registrations containing extensive data on the characteristics of the chemical will be required in 2010 if production usage or tonnage exceeds 1,000 metric tons per year; 2013 if it is between 100 and 1,000 metric tons per year; and 2018 if it is 100 metric tons per year or less. By June 1, 2013, the Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. Management does not expect that the costs to comply with REACH will be material to its operations and consolidated financial position.

DuPont believes that climate change is an important global issue that will present numerous risks and opportunities to business and society at large. Since the early 1990s when DuPont began taking action to reduce greenhouse gas emissions, the company has achieved major global reductions in emissions. Voluntary emissions reductions implemented by DuPont and other companies are valuable but alone will not be sufficient to effectively address a problem of this scale. The Kyoto Protocol to the United Nations Framework Convention on Climate Change entered into force in February 2005 and, while not ratified by the U.S., has spurred policy action by many other countries and regions around the world including the European Union. Considerable international attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expires in 2012. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect the company’s energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. However, the successful negotiation and implementation of sensible national,

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

regional, and international climate change policies could provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services.

The company actively manages the potential risks that climate change could present, including those associated with the company’s physical assets, as well as with regulatory and economic issues. DuPont looks for opportunities to make its overall portfolio less energy intensive, and energy use is one factor that is weighed when investments or divestitures are considered. DuPont is committed to continuing to bring to market more products and services to meet new and expanded demands of a low-carbon economy.

DuPont has discovered that very low levels of dioxins (parts per trillion to low parts per billion) and related compounds are inadvertently generated during its titanium dioxide pigment production process. Over 99 percent of the dioxin generated at DuPont’s production plants becomes associated with process solid wastes that are disposed in controlled landfills where public exposure is negligible. A multi-year research and process engineering development program has culminated in capital projects and other process modifications intended to reduce dioxin generation by at least 90 percent. The last of these projects and process modifications were completed during 2007. As of December 31, 2007, the company’s operations had results verifying the capability to reduce dioxin generation by 90 percent.

Remediation Expenditures
The RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company’s expenditures associated with RCRA and similar remediation activities were approximately $47 million, $44 million and $49 million in 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, the company had been notified of potential liability under CERCLA or state laws at 383 sites around the U.S., with active remediation under way at 139 of these sites. In addition, the company has resolved its liability at 161 sites, either by completing remedial actions with other PRPs or by participating in “de minimis buyouts” with other PRPs whose waste, like the company’s, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at six new sites during 2007 compared with six similar notices in 2006 and eight in 2005. The company’s expenditures associated with CERCLA and similar state remediation activities were approximately $20 million, $19 million and $27 million in 2007, 2006 and 2005, respectively.

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

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $68 million, $64 million and $79 million in 2007, 2006 and 2005, respectively.

Remediation Accruals
At December 31, 2007, the Consolidated Balance Sheets included an accrued liability of $357 million compared to $349 million at December 31, 2006. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2007. Of the $357 million accrued liability, approximately 10 percent was reserved for non-U.S. facilities. Approximately 65 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while about 25 percent was attributable to CERCLA liabilities. Remediation accruals of $76 million, $71 million and $64 million were added to the reserve in 2007, 2006 and 2005, respectively.

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

DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address the EPA’s questions. In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2007, (for the year 2006), DuPont reported to the EPA that it had achieved an almost 98 percent reduction of PFOA emissions in U.S. manufacturing facilities. About a 95 percent reduction was achieved in global manufacturing emissions, meeting the EPA 2010 objective well ahead of the timeline. DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.

In February 2007, DuPont announced its commitment to eliminate the need to make, use or buy PFOA by 2015. DuPont has discovered technology that should enable the elimination of PFOA use in fluoropolymer production. Commercial scale quantities of some fluoropolymer products have been made without PFOA and customers were notified in the fourth quarter 2007 that these products will be available for testing in their processes in 2008. Also, DuPont is developing the next generation of fluorotelomer products and already introduced two of them in the fourth quarter 2007.

In the meantime, DuPont has developed Echelontm technology that can reduce the PFOA content in fluoropolymer dispersions by 97 percent. The company has already converted 90 percent of its product line by volume to manufacturing processes based on Echelontm. DuPont also has successfully commercialized a new, patented manufacturing process to remove greater than 97 percent of trace by-product levels of PFOA, its homologues and direct precursors from its fluorotelomer products. The new products are being marketed as LX Platformtm products.

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

While occupational exposure to PFOA has been associated with small increases in some lipids (e.g. cholesterol), it is not known whether these are causal associations. These associations were not observed in a community study. Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date, there are no human health effects known to be caused by PFOA, although study of the chemical continues.

Currently, there are no regulatory actions pending that would prohibit the production or use of PFOA. However, because there continues to be regulatory interest, there can be no assurance that the EPA or any other regulatory entity will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2007 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 19 to the Consolidated Financial Statements).

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

As part of the company’s risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits. The company has not sustained credit losses from instruments held at financial institutions.

The company maintains cash and cash equivalents, short- and long-term investments, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company’s sales are not materially dependent on a single customer or small group of customers. As of December 31, 2007, no one individual customer balance represented more than 5 percent of the company’s total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company’s global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Foreign Currency Risk
The company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities and commitments.

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

The following table summarizes the impacts of this program on the company’s results of operations for the years ended December 31, 2007, 2006 and 2005.

(Dollars in millions)	2007	2006	2005
Pretax exchange (loss)/gain	$(85)	$(4)	$445
Tax (expense)/benefit	54	(26)	(483)

After-tax loss	$(31)	$(30)	$(38)

This table includes the company’s pro rata share of its equity affiliates’ exchange gains and losses and corresponding gains and losses on forward exchange contracts.

Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk continued

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

Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR. Interest rate swaps allow the company to maintain a target range of floating rate debt.

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

Additional details on these and other financial instruments are set forth in Note 23 to the Consolidated Financial Statements.

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2007 and 2006, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2007 and 2006. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency, agricultural and energy derivative sensitivities are based on a 10 percent change in market rates.

	Fair Value		Fair Value
	Asset/ (Liability)		Sensitivity
(Dollars in millions)	2007	2006	2007	2006
Interest rate swaps	$19	$(24)	$(26)	$(42)
Foreign currency contracts	20	(5)	(536)	(322)
Agricultural feedstocks	31	27	5	(1)
Energy feedstocks	-	(2)	-	(1)

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

Part II

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The company maintains a system of disclosure controls and procedures for financial reporting to give reasonable assurance that information required to be disclosed in the company’s reports submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2007, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company’s internal control over financial reporting that occurred during the fourth quarter 2007 that has materially affected the company’s internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company’s system of internal controls was effective as of December 31, 2007 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the company’s Audit Committee and independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, “Election of Directors.” The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company’s 2007 Proxy Statement for the Annual Meeting of Stockholders held on April 25, 2007. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled “Committees of the Board” and “Committee Membership.” Information regarding executive officers is contained in the Proxy section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and in Part I, Item 4 of this report.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company’s website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company’s website at the above address.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections “Compensation Discussion and Analysis,” “Summary Compensation Table,” “ Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “Option Exercises and Stock Vested,” “Retirement Plan Benefits,” “Nonqualified Deferred Compensation,” “Employment Agreements,” and “Directors’ Compensation.” Information related to the Compensation Committee is included within the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled “Ownership of Company Stock.”

Securities authorized for issuance under equity compensation plans as of December 31, 2007
(Shares and option amounts in thousands)

		Weighted-Average	Number of Securities
	Number of Securities to	Warrants and Rights	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights [2]	Compensation Plans [3]
Equity compensation plans approved by security holders	68,639 [1]	$47.15	59,933
Equity compensation plans not approved by security holders [4]	11,600	$43.97	-

Total	80,239	$46.65	59,933

[1]	Includes stock-settled time-vested and performance-based restricted stock units granted and stock units deferred under the company’s Equity and Incentive Plan, Stock Performance Plan, Variable Compensation Plan and the Stock Accumulation and Deferred Compensation Plan for Directors. Performance-based restricted stock units reflect the maximum number of shares to be awarded at the conclusion of the performance cycle (200% of the original grant). The actual award payouts can range from zero to 200 percent of the original grant.

[2]	Represents the weighted-average exercise price of the outstanding stock options only; the outstanding stock-settled time-vested and performance-based restricted stock units and deferred stock units are not included in this calculation.

[3]	Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan approved by the shareholders on April 25, 2007 (see Note 22 to the Company’s Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (the “Share Limit”) shall be 60,000,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 20,000,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four shares for every one share actually issued in connection with such award. (For example, if 22,000,000 shares of restricted stock are granted under the Equity and Incentive Plan, 28,000,000 shall be charged against the Share Limit in connection with that award.)

[4]	Includes options totaling 10,434 granted under the company’s 2002 Corporate Sharing Program (see Note 22 to the Consolidated Financial Statements) and 100 options with an exercise price of $46.50 granted to a consultant. Also includes 1,066 options from the conversion of DuPont Canada options to DuPont options in connection with the company’s acquisition of the minority interest in DuPont Canada.

Part III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to the company’s policy and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled “Review and Approval of Transactions with Related Persons.” Information with respect to director independence is incorporated by reference herein to the Proxy and is included in the sections entitled “DuPont Board of Directors: Corporate Governance Guidelines,” “Guidelines for Determining the Independence of DuPont Directors,” “Committees of the Board” and “Committee Membership.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled “Ratification of Independent Registered Public Accounting Firm” and “Appendix A.”

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts
(Dollars in millions)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
For the Year Ended December 31, 2007 Allowance for Doubtful Receivables	$233	$66	$38	$261

Total Allowances Deducted from Assets	$233	$66	$38	$261

For the Year Ended December 31, 2006 Allowance for Doubtful Receivables	$205	$58	$30	$233

Total Allowances Deducted from Assets	$205	$58	$30	$233

For the Year Ended December 31, 2005 Allowance for Doubtful Receivables	$199	$60	$54	$205

Total Allowances Deducted from Assets	$199	$60	$54	$205

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company’s equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2007.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number		Description

3.1		Company’s Restated Certificate of Incorporation.
3.2		Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003).
4		The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10	.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective April 25, 2007 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10	.2*	Terms and conditions of time-vested restricted stock units granted in 2007 to non-employee directors under the company’s Stock Accumulation and Deferred Compensation Plan, as amended, or Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).
10	.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.10*	Terms and conditions of stock appreciation rights granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.11*	Terms and conditions of stock options granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.12*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.13*	Terms and conditions of time-vested restricted stock units granted in 2007 under the company’s Stock Performance Plan or Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.14*	Company’s Variable Compensation Plan, as last amended effective April 30, 1997 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

10	.15*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2007 (incorporated by reference to Exhibit 10.11 to the company’s Annual Report on Form 10-K for the period ended December 31, 2006).
10	.16*	Company’s Retirement Savings Restoration Plan adopted effective January 1, 2007 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the period ended December 31, 2006).
10	.17*	Company’s Retirement Income Plan for Directors, as last amended August 1995.
10	.18*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.19		Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.20		Purchase Agreement by and among the company as Seller and the other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as Buyers, dated as of November 16, 2003 (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.21		Amendment to the Purchase Agreement dated December 23, 2003, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the commission upon request.
10.22		Amendment to the Purchase Agreement dated April 7, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
10.23		Amendment to the Purchase Agreement dated April 22, 2004, by and among the company as Seller and the Other Sellers Identified Therein and KED Fiber Ltd. and KED Fiber LLC as buyers (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
12		Computation of the Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.
32.1		Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2		Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date February 18, 2008

E. I. DU PONT DE NEMOURS AND COMPANY

By:	/s/ J. L. KEEFER
J. L. Keefer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ C. O. Holliday, Jr. C. O. Holliday, Jr.	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2008
/s/ R. A. Brown R. A. Brown	Director	February 18, 2008
/s/ R. H. Brown R. H. Brown	Director	February 18, 2008
/s/ B. P. Collomb B. P. Collomb	Director	February 18, 2008
/s/ C. J. Crawford C. J. Crawford	Director	February 18, 2008
/s/ J. T. Dillon J. T. Dillon	Director	February 18, 2008
/s/ E. I. du Pont, II E. I. du Pont, II	Director	February 18, 2008
/s/ M. A. Hewson M. A. Hewson	Director	February 18, 2008
/s/ L. D. Juliber L. D. Juliber	Director	February 18, 2008
/s/ M. Naitoh M. Naitoh	Director	February 18, 2008
/s/ S. O’Keefe S. O’Keefe	Director	February 18, 2008
/s/ W. K. Reilly W. K. Reilly	Director	February 18, 2008

[This page intentionally left blank]

E.I. du Pont de Nemours and Company

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, which is presented on the following page.

Charles O. Holliday, Jr.	Jeffrey L. Keefer
Chairman of the Board and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 18, 2008

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for uncertainty in incomes taxes in 2007.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 18, 2008

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For The Year Ended December 31,	2007	2006	2005
Net sales	$29,378	$27,421	$26,639
Other income, net	1,275	1,561	1,852

Total	30,653	28,982	28,491

Cost of goods sold and other operating charges	21,565	20,440	19,683
Selling, general and administrative expenses	3,364	3,224	3,223
Amortization of intangible assets	213	227	230
Research and development expense	1,338	1,302	1,336
Interest expense	430	460	518
Separation activities – Textiles & Interiors	-	-	(62)

Total	26,910	25,653	24,928

Income before income taxes and minority interests	3,743	3,329	3,563
Provision for income taxes	748	196	1,470
Minority interests in earnings (losses) of consolidated subsidiaries	7	(15)	37

Net Income	$2,988	$3,148	$2,056

Basic earnings per share of common stock	$3.25	$3.41	$2.08

Diluted earnings per share of common stock	$3.22	$3.38	$2.07

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,305	$1,814
Marketable securities	131	79
Accounts and notes receivable, net	5,683	5,198
Inventories	5,278	4,941
Prepaid expenses	199	182
Income taxes	564	656

Total current assets	13,160	12,870

Property, plant and equipment	26,593	25,719
Less: Accumulated depreciation	15,733	15,221

Net property, plant and equipment	10,860	10,498

Goodwill	2,074	2,108
Other intangible assets	2,856	2,479
Investment in affiliates	818	803
Other assets	4,363	3,019

Total	$34,131	$31,777

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,172	$2,711
Short-term borrowings and capital lease obligations	1,370	1,517
Income taxes	176	178
Other accrued liabilities	3,823	3,534

Total current liabilities	8,541	7,940

Long-term borrowings and capital lease obligations	5,955	6,013
Other liabilities	7,255	7,692
Deferred income taxes	802	269

Total liabilities	22,553	21,914

Minority interests	442	441

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value-cumulative; 23,000,000 shares authorized; issued at December 31, 2007 and 2006:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; Issued at December 31, 2007 – 986,330,000; 2006 – 1,009,109,000	296	303
Additional paid-in capital	8,179	7,797
Reinvested earnings	9,945	9,679
Accumulated other comprehensive loss	(794)	(1,867)
Common stock held in treasury, at cost (Shares: December 31, 2007 and 2006 – 87,041,000)	(6,727)	(6,727)

Total stockholders’ equity	11,136	9,422

Total	$34,131	$31,777

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid in	Reinvested	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Income
2005
Balance January 1, 2005	$237	$324	$7,784	$10,182	$(423)	$(6,727)	$11,377

Net income				2,056			2,056	$2,056
Cumulative effect from initial application of planned major maintenance change, net of tax of $27				52			52
Cumulative translation adjustment					(109)		(109)	(109)
Net revaluation and clearance of cash flow hedges to earnings					(2)		(2)	(2)
Minimum pension liability					27		27	27
Net unrealized loss on securities					(11)		(11)	(11)

Total comprehensive income								$1,961

Common dividends ($1.46 per share)				(1,429)			(1,429)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		3	538				541
Repurchased						(3,530)	(3,530)
Retired		(25)	(644)	(2,861)		3,530	-

Balance December 31, 2005	$237	$302	$7,678	$7,990	$(518)	$(6,727)	$8,962

2006
Net income				3,148			3,148	$3,148
Cumulative translation adjustment					77		77	77
Net revaluation and clearance of cash flow hedges to earnings					15		15	15
Minimum pension liability					106		106	106
Net unrealized gain on securities					8		8	8

Total comprehensive income								$3,354

Common dividends ($1.48 per share)				(1,368)			(1,368)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		2	317				319
Repurchased			(180)			(100)	(280)
Retired		(1)	(18)	(81)		100	-
Adjustment to initially apply defined benefit plan standard, net of tax of $1,043 and minority interest of $8					(1,555)		(1,555)

Balance December 31, 2006	$237	$303	$7,797	$9,679	$(1,867)	$(6,727)	$9,422

2007
Net income				2,988			2,988	$2,988
Cumulative translation adjustment					94		94	94
Net revaluation and clearance of cash flow hedges to earnings					24		24	24
Pension benefit plans					640		640	640
Other benefit plans					310		310	310
Net unrealized gain on securities					5		5	5

Total comprehensive income								$4,061

Common dividends ($1.52 per share)				(1,399)			(1,399)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		3	638				641
Repurchased						(1,695)	(1,695)
Retired		(10)	(256)	(1,429)		1,695	-
Adjustment to initially apply uncertainty in income taxes standard				116			116

Balance December 31, 2007	$237	$296	$8,179	$9,945	$(794)	$(6,727)	$11,136

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For The Year Ended December 31,	2007	2006	2005
Operating activities
Net income	$2,988	$3,148	$2,056
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,158	1,157	1,128
Amortization of intangible assets	213	227	230
Deferred tax (benefit)/expense	(1)	(615)	109
Other noncash charges and credits – net	365	288	44
Separation activities – Textiles & Interiors	-	-	(62)
Contributions to pension plans	(277)	(280)	(1,253)
(Increase) decrease in operating assets:
Accounts and notes receivable	(214)	(194)	(74)
Inventories and other operating assets	(267)	(61)	6
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	470	335	(633)
Accrued interest and income taxes	(145)	(269)	991

Cash provided by operating activities	4,290	3,736	2,542

Investing activities
Purchases of property, plant and equipment	(1,585)	(1,532)	(1,340)
Investments in affiliates	(113)	(31)	(66)
Payments for businesses – net of cash acquired	(13)	(60)	(206)
Proceeds from sale of assets – net of cash sold	251	148	312
Net (increase) decrease in short-term financial instruments	(39)	37	36
Forward exchange contract settlements	(285)	45	653
Other investing activities – net	34	48	9

Cash used for investing activities	(1,750)	(1,345)	(602)

Financing activities
Dividends paid to stockholders	(1,409)	(1,378)	(1,439)
Net increase (decrease) in short-term (less than 90 days) borrowings	1,117	(263)	(494)
Long-term and other borrowings:
Receipts	1,998	2,611	4,311
Payments	(3,458)	(3,139)	(2,045)
Repurchase of common stock	(1,695)	(280)	(3,530)
Proceeds from exercise of stock options	445	148	359
Other financing activities – net	(67)	(22)	(13)

Cash used for financing activities	(3,069)	(2,323)	(2,851)

Effect of exchange rate changes on cash	20	10	(722)

Increase (decrease) in cash and cash equivalents	(509)	78	(1,633)
Cash and cash equivalents at beginning of year	1,814	1,736	3,369

Cash and cash equivalents at end of year	$1,305	$1,814	$1,736

Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$527	$295	$479
Taxes	795	899	355

See Notes to the Consolidated Financial Statements beginning on page F-8.

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

Accounting Changes
Effective January 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes,” (SFAS 109) by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure, and transition. Upon adoption, the company recorded a $116 reduction in the previously accrued liabilities and a corresponding $116 increase in Reinvested earnings at January 1, 2007 (see Note 6).

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

The company periodically enters into prepayment contracts with customers in the Agriculture & Nutrition segment and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and are included in Other accrued liabilities on the Consolidated Balance Sheets. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer.

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

Investments in Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities of twelve months or less from time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

Other assets include long-term investments in securities, which comprise investments for which market values are not readily available (cost investments) and available-for-sale securities that are reported at fair value (see Note 13).

Inventories
The majority of the company’s inventories are valued at cost, as determined by the last-in, first-out (LIFO) method; in the aggregate, such valuations are not in excess of market. Seed inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

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

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in Cost of goods sold and other operating charges.

Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell and depreciation is discontinued.

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

Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses-net, under Other income, net. Income tax related penalties are included in the provision for income taxes. It is reasonably possible that changes from future completed tax examinations could be significant when compared to the company’s global unrecognized tax benefits, however due to the uncertainty regarding the timing of completion of these audits and the possible outcomes, a current estimate of the range of increase or decrease that may occur within the next twelve months cannot be made.

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

Variable Interest Entities (VIEs)
The company consolidates VIEs where DuPont is considered the primary beneficiary. At December 31, 2007, the assets, liabilities and operations of these entities are not material to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2007, the assets and liabilities of the other VIEs are immaterial to the Consolidated Financial Statements of the company. The company’s share of the net income (loss) of these VIEs is included in Other income, net, in the Consolidated Income Statements and is not material.

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

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 23 for additional discussion regarding the company’s objectives and strategies for derivative instruments.

Reclassifications
Certain reclassifications of prior years’ data have been made to conform to 2007 classifications.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Accounting Standards Issued Not Yet Adopted
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which addresses how companies should measure fair value when required for recognition or disclosure purposes under GAAP. The standard’s provisions will be applied to existing accounting measurements and related disclosures that are based on fair value. SFAS 157 does not require any new fair value measurements. The standard applies a common definition of fair value to be used throughout GAAP, with emphasis on fair value as a “market-based” measurement versus an entity-specific measurement and establishes a hierarchy of fair value measurement methods. The disclosure requirements are expanded to include the extent to which companies use fair value measurements, the methods and assumptions used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The new standard’s provisions applicable to the company will be applied prospectively beginning January 1, 2008. The FASB, on February 12, 2008, issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. Management expects that the adoption of SFAS 157 will not have a material effect on the company’s financial position, liquidity or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) “Business Combinations” (SFAS 141R) which replaces FASB Statement No. 141. SFAS 141R addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160) which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2.	OTHER INCOME, NET

	2007	2006	2005
Cozaar®/Hyzaar® licensing income	$951	$815	$747
Royalty income	125	120	130
Interest income	154	129	227
Equity in (losses) earnings of affiliates (Note 12)	(130)	50	108
Net gains on sales of assets	126	78	82
Net exchange (losses) gains [1]	(65)	16	423
Miscellaneous income and expenses – net [2]	114	353	135

	$1,275	$1,561	$1,852

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency- denominated monetary assets and liabilities of its operations. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes. The net pretax exchange gains and losses are largely offset by the associated tax impact.

[2]	Miscellaneous income and expenses – net, principally includes insurance recoveries, litigation settlements, interest items, and other miscellaneous items.

3.	INTEREST EXPENSE

	2007	2006	2005
Interest incurred	$475	$497	$541
Interest capitalized	(45)	(37)	(23)

	$430	$460	$518

4.	RESTRUCTURING ACTIVITIES

2007 Activities
During 2007, the company did not institute any significant restructuring programs. In 2007, employee separation payments, net of exchange impact, of $77 associated with 2006 restructuring activities were made. At December 31, 2007, total liabilities relating to prior year restructuring activities were $82 including $70 associated with the plans initiated in 2006.

2006 Activities
During 2006, the company initiated restructuring actions within its Agriculture & Nutrition and Coatings & Color Technologies segments to improve the company’s global competitiveness. As a result, a net charge of $326 was recorded in Cost of goods sold and other operating charges for employee separation and asset write-downs. Further details are discussed below.

Agriculture & Nutrition
During the fourth quarter 2006, the Agriculture & Nutrition platform launched plans to re-deploy capital and resources within various segments of the business. The plans included the closing or streamlining of manufacturing units at about twelve sites and the reduction of approximately 1,500 positions globally. Restructuring charges resulting from the plans totaled $194, $72 of which are reflected within Performance Materials segment results following the realignment of certain businesses in 2007. The global program included $64 for severance payments and $130 principally for asset impairments, primarily related to definite-lived intangible assets whose remaining useful lives were reduced, abandoned technology and other non-personnel charges. At December 31, 2007, 1,054 employees were separated from the company and 118 were redeployed. Essentially all employees are expected to be separated from the company by 2009. Cash payments related to these separations were approximately $25 in 2007 and $4 in 2006.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Coatings & Color Technologies
A business transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment to better serve the company’s customers and improve profitability. The plan included the elimination of approximately 1,700 positions. Restructuring charges resulting from the plan totaled $135, including $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities. In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets. As of December 31, 2007, essentially all positions identified as a part of the company’s 2006 program have been separated from the company. This consisted of 1,200 separations and 450 individuals redeployed. Cash payments related to these separations were approximately $52 in 2007 and $28 in 2006.

Account balances and activity for the 2006 restructuring programs are summarized below:

		Employee
		Separation
	Write-down of Assets	Costs	Total
Net charges to income in 2006	$142	$184	$326
Charges to accounts
Employee separation payments	-	(32)	(32)
Asset write-offs	(142)	-	(142)

Balance at December 31, 2006	$-	$152	$152

Employee separation payments	-	(77)	(77)
Net charges (credits) to income	5	(5)	-
Asset write-offs	(5)	-	(5)

Balance at December 31, 2007	$-	$70	$70

2005 Activities
During 2005, the company did not institute any significant restructuring programs. In 2005, employee separation payments of $133 associated with prior year programs were made.

5.	SEPARATION ACTIVITIES-TEXTILES & INTERIORS

On April 30, 2004, the company sold a majority of the net assets of Textiles & Interiors, referred to as INVISTA, to Koch, Inc. (Koch). During 2005, the company sold its investments in three affiliated companies with a book value of $84 to Koch and its investment in a fourth affiliated company to its equity partner. In January 2006, the company completed the sale of its interest in the last equity affiliate to its equity partner for proceeds of $14 thereby completing the sale of all of the net assets of Textiles & Interiors.

In 2005, the company recorded a net benefit of $62 resulting from divestiture activities. The company’s transfer of its interest in the affiliates to Koch resulted in a gain of $35. The sale of two of these affiliates had been delayed until the company received approval from its equity partners. The company also recorded a gain of $29 in 2005 related to the sale of the company’s investment in another equity affiliate and $2 of other charges associated with the separation. Net cash proceeds from these transactions totaled $135. Additionally, in 2005, the company received $40 of cash proceeds related to a 2004 sale of an equity affiliate to its partner.

The company indemnified Koch against certain liabilities primarily related to taxes, legal matters, environmental matters and representations and warranties. See Note 19 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6.	PROVISION FOR INCOME TAXES

	2007	2006	2005
Current tax expense (benefit):
U.S. federal	$357	$505	$699
U.S. state and local	13	(1)	13
International	379	307	649

	749	811	1,361

Deferred tax expense (benefit):
U.S. federal	63	(297)	204
U.S. state and local	(24)	(18)	(13)
International	(40)	(300)	(82)

	(1)	(615)	109

Provision for income taxes	$748	$196	$1,470

Stockholders’ equity:
Stock compensation [1]	(25)	(2)	(40)
Net revaluation and clearance of cash flow hedges to earnings [2]	15	9	(1)
Net unrealized (losses) gains on securities [2]	2	3	(6)
Minimum pension liability [2]	-	248	(20)
Pension benefits
Net losses [3]	383	(1,048)	-
Prior service cost [3]	5	(51)	-
Other benefits
Net losses [3]	223	(391)	-
Net prior service benefit [3]	(55)	447	-

	$1,296	$(589)	$1,403

[1]	Represents Deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect Net income.

[2]	Represents Deferred tax charges (benefits) recorded as a component of Accumulated other comprehensive loss in Stockholders’ equity. See Note 20.

[3]	On December 31, 2006, the company adopted prospectively SFAS 158 and as required, the company included in the ending balance of Accumulated other comprehensive loss, taxes associated with the gains and losses and prior service costs and credits, that pursuant to SFAS No. 87 and 106 prior to amendment by SFAS 158 had not been recognized as components of net periodic benefit cost.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Deferred income taxes result from temporary differences between the financial and tax basis of the company’s assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards/backs included in the deferred income tax provision are as follows:

	2007	2006	2005
Depreciation	$(6)	$(12)	$(3)
Accrued employee benefits	30	(125)	405
Other accrued expenses	9	(329)	31
Inventories	(7)	(52)	(46)
Unrealized exchange (loss) gain	(38)	(62)	41
Investment in subsidiaries and affiliates	(18)	7	(7)
Amortization of intangibles	(18)	(14)	(45)
Other temporary differences	29	92	71
Tax loss/tax credit carryforwards/backs	(22)	65	(230)
Valuation allowance – net	40	(185)	(108)

	$(1)	$(615)	$109

The significant components of deferred tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007		2006
	Asset	Liability	Asset	Liability
Depreciation	$-	$1,392	$-	$1,380
Accrued employee benefits	1,469	196	2,302	137
Other accrued expenses	1,225	656	934	489
Inventories	238	121	169	49
Unrealized exchange gains	81	-	43	-
Tax loss/tax credit carryforwards/backs	2,830	-	2,602	-
Investment in subsidiaries and affiliates	38	338	31	337
Amortization of intangibles	92	643	75	661
Other	201	128	348	206

	$6,174	$3,474	$6,504	$3,259
Valuation allowance	(1,424)		(1,467)

	$4,750		$5,037

Current deferred tax assets of $564 and $656 at December 31, 2007 and 2006, respectively, are included in the caption Income taxes within Current assets of the Consolidated Balance Sheets. In addition, Deferred tax assets of $1,523 and $1,430 are included in Other assets at December 31, 2007 and 2006, respectively. See Note 13. Deferred tax liabilities of $9 and $39 at December 31, 2007 and 2006, respectively, are included in the caption Income taxes within Current liabilities of the Consolidated Balance Sheets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

An analysis of the company’s effective income tax rate (EITR) follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses [1]	(0.9)	0.6	9.4
Domestic operations	(3.2)	0.1	(1.4)
Lower effective tax rates on international operations-net	(7.5)	(12.4)	(6.8)
Tax settlements	(3.4)	(10.4)	(1.4)
Lower effective tax rate on export sales	-	(0.8)	(1.0)
The American Jobs Creation Act of 2004 (AJCA) [2]	-	(0.6)	8.2
Valuation Allowance Release	-	(5.6)	(0.7)

	20.0%	5.9%	41.3%

[1]	Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company’s foreign currency hedging program is included in Note 23 under the heading Currency Risk.

[2]	Reflects the tax impact associated with the repatriation of $9.1 billion under the AJCA.

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

	2007	2006	2005
United States (including exports)	$1,652	$1,947	$2,795
International	$2,091	1,382	768

	$3,743	$3,329	$3,563

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2007, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,415. Of this amount, $1,206 has no expiration date, $20 expires after 2007 but before the end of 2012 and $189 expires after 2012.

At December 31, 2007, unremitted earnings of subsidiaries outside the United States totaling $9,644 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

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

In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007. This resulted in a $116 reduction in the previously accrued liabilities and a corresponding $116 increase in Reinvested earnings at January 1, 2007. In accordance with FIN 48, the total amount of global unrecognized tax benefits at December 31, 2007 was $825. Of the $825 of unrecognized tax benefits, $443 relates to tax positions, which if recognized would

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

reduce tax expense. The total gross accrued interest and penalty during 2007 in the Consolidated Income Statement was $25 and the total gross accrued interest and penalties at December 31, 2007 was $114. The company and/or its subsidiaries files income tax returns in the United States of America (U.S.) federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months can not be made. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Total Unrecognized Tax Benefits as of 1/1/2007	$1,070

Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(173)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	34
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	77
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(209)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	(16)
Exchange gain/(loss)	42

Total Unrecognized Tax Benefits as of 12/31/2007	$825

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$443
Total amount of interest and penalties recognized in the Consolidated Income Statement	$25
Total amount of interest and penalties recognized in the Consolidated Balance Sheet	$114

7.	EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2007	2006	2005
Numerator:
Net income	$2,988	$3,148	$2,056
Preferred dividends	(10)	(10)	(10)

Net income available to common stockholders	$2,978	$3,138	$2,046

Denominator:
Weighted-average number of common shares outstanding – Basic	917,132,000	921,474,000	982,193,000
Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	8,270,000	7,127,000	6,761,000

Weighted average number of common shares outstanding – Diluted	925,402,000	928,601,000	988,954,000

The weighted-average number of common shares outstanding in 2007 and 2006 declined as a result of the company’s repurchase and retirement of its common stock in connection with its $5 billion share buyback plan, which was authorized by the Board of Directors in October 2005. See Note 20 for further information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2007	2006	2005
Average number of stock options	23,252,000	63,294,000	52,958,000

The 40 million decrease in the average number of stock options that were antidilutive in 2007 compared to 2006 was primarily due to the increase in the company’s average stock price. Additionally, there were 12.8 million stock options that expired unexercised and were cancelled in January 2007, which were included in the average number of stock options that were antidilutive in 2006.

8.	ACCOUNTS AND NOTES RECEIVABLE

December 31,	2007	2006
Accounts receivable-trade-net of allowances of $261 in 2007 and $233 in 2006	$4,649	$4,335
Other	1,034	863

	$5,683	$5,198

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $27 for 2007, and $58 for 2006.

9.	INVENTORIES

December 31,	2007	2006
Finished products	$3,043	$3,075
Semifinished products	1,865	1,616
Raw materials, stores and supplies	1,000	804

	5,908	5,495
Adjustment of inventories to a LIFO basis	(630)	(554)

	$5,278	$4,941

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Inventories, excluding seeds and stores and supplies, are valued under the LIFO method and comprised 80 percent of consolidated inventories before LIFO adjustment for the periods ended December 31, 2007 and 2006. Seed inventories of $1,369 and $1,115 at December 31, 2007 and 2006, respectively, were valued under the FIFO method. Stores and supplies inventories of $259 and $281 at December 31, 2007 and 2006, respectively, were valued under the average cost method.

10.	PROPERTY, PLANT AND EQUIPMENT

December 31,	2007	2006
Buildings	$4,111	$4,081
Equipment	20,537	20,058
Land	426	417
Construction	1,519	1,163

	$26,593	$25,719

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Property, plant and equipment includes gross assets acquired under capital leases of $55 and $61 at December 31, 2007 and 2006, respectively. Related amounts included in accumulated depreciation were $33 at December 31, 2007 and 2006.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of Goodwill for the year ended December 31, 2007, by reportable segment:

	Balance	Goodwill	Balance
	as of December 31,	Adjustments and	as of December 31,
	2007	Acquisitions	2006
Agriculture & Nutrition	$461	$(1)	$462
Coatings & Color Technologies	821	-	821
Electronic & Communication Technologies	177	2	175
Performance Materials	422	(37)	459
Safety & Protection	182	2	180
Other	11	-	11

Total	$2,074	$(34)	$2,108

Changes in Goodwill in 2007 resulted from purchase accounting refinements and other acquisitions and divestitures. In 2007, the company performed its annual impairment tests for goodwill and determined that no goodwill impairments existed.

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived)

Purchased and licensed technology	$2,410	$(1,142)	$1,268	$2,099	$(1,253)	$846
Patents	155	(56)	99	141	(46)	95
Trademarks	53	(17)	36	53	(14)	39
Other [1]	536	(237)	299	536	(192)	344

	3,154	(1,452)	1,702	2,829	(1,505)	1,324

Intangible assets not subject to amortization (Indefinite-lived)
Trademarks/tradenames	179	-	179	180	-	180
Pioneer germplasm [2]	975	-	975	975	-	975

	1,154	-	1,154	1,155	-	1,155

	$4,308	$(1,452)	$2,856	$3,984	$(1,505)	$2,479

[1]	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances and noncompetition agreements.

[2]	Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

During 2007, the company’s wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer) entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests.

The YieldGard® MON810 Corn license agreement has been modified to provide Pioneer with more favorable royalty terms and broader rights to certain regulatory data and approvals for use in developing products stacked with YieldGard® MON810 Corn. As part of the agreement, Monsanto receives broader rights and access to certain Herculex® Insect Control trait regulatory data and approvals for use in developing products stacked with Herculex® Insect Control traits.

The agreement also modified the existing Roundup Ready® Corn 2 license to provide for specified annual royalty payments from 2008 through 2015 versus the per unit royalty arrangement in place for the same period. As a result of the change from a per unit royalty payment to specified annual royalty payments, the company recorded an intangible asset for licensed technology and an associated liability with a net present value of $573 in the year ended December 31, 2007. The intangible asset is subject to amortization, which will be reported in Cost of goods sold and other operating charges, over the life of the related contract. Interest expense associated with the liability will be reported in Cost of goods sold and other operating charges. Cumulative cash payments will be approximately $725 over this eight-year period.

The aggregate pretax amortization expense for definite-lived intangible assets was $213 for 2007, $227 for 2006, and $230 for 2005. The estimated aggregate pretax amortization expense for 2008, 2009, 2010, 2011 and 2012 is $280, $290, $275, $260 and $210, respectively, including amounts that will be reported in Cost of goods sold and other operating charges.

12.	SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2007, are DuPont Teijin Films, DuPont-Toray Company Ltd. and DuPont-Mitsui, all of which are owned 50 percent by the company. Dividends received from equity affiliates were $88 in 2007, $61 in 2006 and $107 in 2005.

Results of operations	2007	2006	2005
Net sales [1]	$3,414	$3,491	$3,789
Earnings before income taxes	171	205	333
Net income [2]	66	85	207

DuPont’s equity in (losses) earnings of affiliates:
Partnerships-pretax [3]	(19)	3	7
Corporate joint ventures-after tax	54	47	101
Write-down of investment [4]	(165)	-	-

	$(130)	$50	$108

[1]	Includes sales to DuPont of $496 in 2007, $624 in 2006, and $631 in 2005.

[2]	Includes losses of $25 in 2005 in DuPont Photomasks, Inc., an equity affiliate in which DuPont had approximately a 20 percent ownership interest. DuPont sold its interest in DuPont Photomasks, Inc. in April 2005.

[3]	Income taxes are reflected in the company’s provision for income tax.

[4]	Impairment charge of $165 to write down the company’s investment in a polyester films joint venture in the Performance Materials segment. As a result, at December 31, 2007, DuPont ceased using the equity method of accounting for three legal entities within the joint venture.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Financial position at December 31,	2007	2006
Current assets	$1,345	$1,376
Noncurrent assets	1,325	1,752

Total assets	2,670	3,128

Short-term borrowings [1]	420	639
Other current liabilities	689	687
Long-term borrowings [1]	82	238
Other long-term liabilities	118	112

Total liabilities	1,309	1,676

DuPont’s investment in affiliates (includes advances)	$818	$803

[1]	The company’s pro rata interest in total borrowings was $246 in 2007 and $432 in 2006, of which $48 in 2007 and $300 in 2006 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 19.

13.	OTHER ASSETS

December 31,	2007	2006
Employee benefits – pension (Note 21)	$2,187	$1,040
Long-term investments in securities	90	94
Deferred income taxes (Note 6)	1,523	1,430
Miscellaneous	563	455

	$4,363	$3,019

Included within Long-term investments in securities are securities for which market values are not readily available (cost investments) and securities classified as available-for-sale. The company’s cost investments totaled $61 and $73 at December 31, 2007 and 2006, respectively. The company’s available for sale securities totaled $29 and $21 at December 31, 2007 and 2006, respectively.

14.	ACCOUNTS PAYABLE

December 31,	2007	2006
Trade payables	$2,610	$2,162
Payables to banks	113	166
Miscellaneous	449	383

	$3,172	$2,711

Trade payables includes $34 in 2007 and $47 for 2006 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

15.	SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2007	2006
Commercial paper	$1,198	$-
Other loans-various currencies	148	352
Long-term debt payable within one year	21	1,163
Capital lease obligations	3	2

	$1,370	$1,517

The estimated fair value of the company’s short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $1,400 and $1,500 at December 31, 2007 and 2006, respectively.

Unused bank credit lines were approximately $4,300 and $3,500 at December 31, 2007 and 2006, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. As of December 31, 2007, the company had outstanding letters of credit of $255 supporting commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2007 and 2006 was 4.3 and 5.4 percent, respectively.

16.	OTHER ACCRUED LIABILITIES

December 31,	2007	2006
Compensation and other employee-related costs	$905	$796
Deferred revenue	981	817
Employee benefits (Note 21)	427	487
Discounts and rebates	394	374
Miscellaneous	1,116	1,060

	$3,823	$3,534

Deferred revenue principally includes advance customer payments related to businesses within the Agriculture & Nutrition segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company’s restructuring programs, the estimated fair value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

17.	LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2007	2006
U.S. dollar:
Industrial development bonds due 2026-2029 [1]	$50	$50
Medium-term notes due 2013-2048 [2]	457	454
6.75% notes due 2007 [3,4]	-	485
3.375% notes due 2007 [3,4]	-	395
5.75% notes due 2009	200	200
5.88% notes due 2009	404	408
6.88% notes due 2009 [4]	889	881
4.125% notes due 2010 [4]	914	884
4.75% notes due 2012	400	400
5.00% notes due 2013	748	-
4.875% notes due 2014	497	496
5.25% notes due 2016	598	598
6.50% debentures due 2028	298	298
5.60% notes due 2036	395	395
Other loans (average interest rate of 1.1 percent) [3]	24	30
Foreign currency denominated loans
Euro loans (average interest rate of 4.7 percent) [3,5]	22	1,034
Other loans (various currencies) [3]	70	154

	5,966	7,162
Less short-term portion of long-term debt	21	1,163

	5,945	5,999
Capital lease obligations	10	14

Total	$5,955	$6,013

[1]	Average interest rates on industrial development bonds for December 31, 2007 and 2006, were 6.0 percent.

[2]	Average interest rates on medium-term notes at December 31, 2007 and 2006, were 5.1 percent and 5.3 percent, respectively.

[3]	Includes long-term debt due within one year.

[4]	The company has outstanding interest rate swap agreements with notional amounts totaling $1,150. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of the swaps was an asset of $19 at December 31, 2007 and a liability of $24 at December 31, 2006.

[5]	Subsidiary borrowings decreased in 2007 primarily due to the repayment of borrowings used to support the repatriation of foreign subsidiary earnings under AJCA.

Maturities of long-term borrowings are $1,522, $915, $14 and $400 for the years 2009, 2010, 2011 and 2012, respectively, and $3,094 thereafter.

The estimated fair value of the company’s long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $6,000 at December 31, 2007 and 2006.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

18.	OTHER LIABILITIES

December 31,	2007	2006
Employee benefits
Accrued other long-term benefit costs (Note 21)	$3,481	$4,045
Accrued pension benefit costs (Note 21)	1,663	1,844
Accrued environmental remediation costs	273	269
Miscellaneous	1,838	1,534

	$7,255	$7,692

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

19.	COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability as of December 31, 2007 and 2006 was $23 and $17, respectively. Estimates for warranty costs are based on historical claims experience.

Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2007 and 2006 was $101 and $105, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the sale of INVISTA, the company indemnified the purchasers, subsidiaries of Koch, against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. Koch has presented claims under these indemnities which the companies are discussing; however, DuPont disagrees with Koch’s presentation. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement is $70 and is included in the indemnifications balance of $101 at December 31, 2007. The fair value was based on management’s best estimate of the value expected to be required to issue the indemnifications in a standalone, arm’s length transaction with an unrelated party and, where appropriate, by the utilization of probability weighted discounted net cash flow models. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties can not exceed $1,400. The other indemnities are not subject to this limit.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2007, the company had directly guaranteed $583 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

to perform on these guarantees in the event of default by the guaranteed party. At December 31, 2007, a liability of $135 had been recorded for these obligations, principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company. No additional material loss is anticipated by reason of such agreements and guarantees.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 37 percent of the $261 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at December 31, 2007:

	Short-Term	Long-Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies [1,2]:
Bank borrowings (terms up to 5 years)	$379	$132	$511
Revenue bonds (term 1 year)	1	-	1
Leases on equipment and facilities (terms of 1 to 2 years)	-	23	23
Obligations for equity affiliates [2]:
Bank borrowings (terms up to 5 years)	15	28	43
Leases on equipment and facilities (terms of 1 to 3 years)	-	5	5

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	395	188	583

Obligations for divested subsidiaries and affiliates [3]:
Conoco (terms of 1 to 19 years)	-	18	18
Consolidation Coal Sales Company (terms of 3 to 4 years)	-	103	103

Total obligations for divested subsidiaries and affiliates	-	121	121

	$395	$309	$704

[1]	Existing guarantees for customers, suppliers and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

As of December 31, 2007, the company had one master operating lease program relating to short-lived equipment. In connection with this master operating lease program, the company had residual value guarantees in the amount of $104 at December 31, 2007. The guarantee amounts are tied to the unamortized lease values of the assets under the program and are due should the company decide neither to renew nor to exercise its purchase option. At December 31, 2007, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

Future minimum lease payments (including residual value guarantee amounts) under noncancelable operating leases are $328, $179, $145, $118 and $91 for the years 2008, 2009, 2010, 2011 and 2012 respectively, and $159 for subsequent years and are not reduced by noncancelable minimum sublease rentals due in the future in the amount of $12. Net rental expense under operating leases was $322 in 2007, $282 in 2006, and $265 in 2005.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies. The company’s asset retirement obligation liabilities were $62 at December 31, 2007 and 2006.

Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number
of Cases
Balance at January 1, 2005	93
Filed	-
Resolved	(30)

Balance at December 31, 2005	63
Filed	-
Resolved	(3)

Balance at December 31, 2006	60
Reinstated	2
Resolved	(48)

Balance at December 31, 2007	14

At December 31, 2007, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established a reserve relating to the judgment.

At December 31, 2007, there was one case pending in Florida and one in Hawaii in which the plaintiffs seek to reopen settlements with the company by alleging that it committed fraud and misconduct, as well as violations of federal and state racketeering laws. In October 2007, the appeals court entered an order precluding the judge from taking further action effectively dismissing the case pending in Florida. Plaintiffs are seeking a discretionary review by the Florida Supreme Court. In 2005, the case pending in Hawaii was settled in part for $1.2. In November 2007, the Hawaii Supreme Court affirmed the state court’s dismissal of the remainder of the case. However, plaintiffs may seek review by the U.S. Supreme Court. During the second quarter 2007, the company settled five cases that were pending in Hawaii for $8.5. During the first quarter 2007, the dismissal of the sixteen reopener cases pending in Florida was affirmed and the cases were closed.

At September 30, 2007, there were two cases pending in Delaware state court, involving allegations that Benlate® caused birth defects to children exposed in utero. In the fourth quarter 2007, the court approved and finalized the settlement of $9 with the six plaintiffs in these two cases as well as twenty-six other claimants represented by the same attorney. DuPont paid the settlement in the fourth quarter 2007 although one parent has appealed the court’s order approving the settlement in one of the cases. Therefore, at December 31, 2007, one of the cases was still pending.

At December 31, 2007, there were two shrimp cases in Florida pending against the company. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. The company has appealed. The twenty-six other cases involving damage to shrimp pending against the

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

company in state court in Florida were settled for $2.5 during the second quarter 2007. Separately, plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all twenty-eight of the cases. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2007, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At December 31, 2007, the company does not have any remaining accruals related to Benlate®.

PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted a two-part survey and performed sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb. PFOA was detected at levels above 0.5 ppb in twenty-seven private water wells, so the company is providing alternative or treated water to these homes.

In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that requires DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. At December 31, 2007, DuPont has accruals of about $0.6 to fund its activities under the EPA MOU and Order on Consent.

EPA Administrative Complaints
In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the Resource Conservation and Recovery Act (RCRA) regarding PFOA. Under a 2005 agreement settling the matter, the company paid civil fines of $10.25 and will complete two Supplemental Environmental Projects at a total cost of $6.25.

Actions: Drinking Water
In August 2001, a class action, captioned Leach v. DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District. DuPont uses PFOA as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established accruals of $108 in 2004. The agreement was approved by the Wood County Circuit Court on February 28, 2005 after a fairness hearing. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 ppb or greater of PFOA from any of six designated public water sources or from sole source private wells.

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health studies are estimated to cost approximately $20, of which $5 was originally placed in an interest-bearing escrow account. At present, the expected timeframe to complete the studies is three to five years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. The estimated cost of constructing, operating and maintaining these systems is about $20 of which $10 was originally placed in an interest-bearing escrow account. In the fourth quarter 2007, the water treatment system for the LHWA was brought online. At December 31, 2007, the reserve balance relating to the funding of the independent science panel health study and the water treatment systems was $21, including $6 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at December 31, 2007, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.

In June 2007, the LHWA notified DuPont that it intends to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in its wells. DuPont denies any such endangerment exists and intends to vigorously defend itself if a lawsuit is filed.

In September 2007, LHWA refiled the suit it originally filed in Ohio state court and voluntarily dismissed in 2006. The suit claims that perfluorinated compounds, including PFOA, allegedly released from the Washington Works plant contaminated LHWA’s well fields and underlying aquifer. LHWA’s complaint seeks a variety of relief including compensatory and punitive damages, and an injunction requiring DuPont to provide a new “pristine” well field and the infrastructure to deliver it.

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. The company intends to defend itself vigorously against these lawsuits alleging contamination of drinking water sources.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consumer Products Class Actions

Number
of Cases
Balance at January 1, 2005	-
Filed	15
Resolved	-

Balance at December 31, 2005	15
Filed	7
Resolved	-

Balance at December 31, 2006	22
Filed	1
Resolved	-

Balance at December 31, 2007	23

As of December 31, 2007, twenty-three intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 23 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pre-trial proceedings in federal district court for the Southern District of Iowa. Under the court’s latest case management order, a ruling on whether these cases can proceed as class actions is expected in 2008.

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

The company believes that the twenty-three class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At December 31, 2007, the company had not established any accruals related to these matters.

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

In late March 2007, the EU antitrust authorities issued a Statement of Objections that makes antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both have responded. In December 2007, the EU antitrust authorities issued their decision, including the imposition of fines against DPE, Dow and DuPont totaling EURO 59.25 (approximately $87 USD). The company will seek appellate review.

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

As a result of its April 2004 agreements with Dow, DuPont established accruals in 2004 of $268 and increased its accruals by $65 in the first quarter 2007. As a result of the EU decision in the fourth quarter 2007, the company reversed $44 of its accruals related to this matter. At December 31, 2007, the company has accruals of approximately $130 related to this matter and a receivable of $17 for the amount it expects to be reimbursed by Dow.

Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990’s and in 2001 repurchased the site to facilitate and complete the remediation. The October 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. No specific amount was awarded in the medical monitoring phase although in post trial motions, plaintiffs estimate medical monitoring at $130. Also, in post trial motions, plaintiffs’ attorneys seek legal fees equivalent to one-third of the total award plus $8 in expenses. The company believes it has a strong basis for appeal and will seek the right to appeal all four phases. As of December 31, 2007, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2007 and 2006, the Consolidated Balance Sheet included a liability of $357 and $349, respectively, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2007.

Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

20.	STOCKHOLDERS’ EQUITY

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2007 and 2006, there were no purchases of stock under this program. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505. As of December 31, 2007, the company has purchased 20.5 million shares at a total cost of $962. Management has not established a timeline for the buyback of the remaining stock under this plan.

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

On July 27, 2006, Goldman Sachs completed its purchase of 75.7 million shares of DuPont’s common stock at a volume weighted average price (VWAP) of $41.99 per share. Upon the conclusion of the agreement in 2006, the company paid $180 in cash to Goldman Sachs to settle the agreement. The final settlement price was based upon the difference between the VWAP per share for the nine-month period, which ended July 27, 2006, and the purchase price of $39.62 per share. The amount paid to settle the contract was recorded as a reduction to Additional paid-in capital during the third quarter 2006. In addition, the company made open market purchases of its shares in the third quarter 2006 for $100 at an average price of $42.27 per share.

During 2007, the company paid $1.7 billion to purchase and immediately retire 34.7 million shares at an average price of $48.85 per share. As of December 31, 2007, the company has completed the $5 billion share buyback plan with the purchase and retirement of 112.8 million shares at an average price of $44.33 per share.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between Reinvested earnings and Additional paid-in capital.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2007:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2005	1,081,382,000	(87,041,000)

Issued	10,934,000	-
Repurchased	-	(85,664,000)
Retired	(85,664,000)	85,664,000

Balance December 31, 2005	1,006,652,000	(87,041,000)

Issued	4,823,000	-
Repurchased	-	(2,366,000)
Retired	(2,366,000)	2,366,000

Balance December 31, 2006	1,009,109,000	(87,041,000)

Issued	11,916,000	-
Repurchased	-	(34,695,000)
Retired	(34,695,000)	34,695,000

Balance December 31, 2007	986,330,000	(87,041,000)

The pretax, tax and after-tax effects of the components of Other comprehensive income / (loss) are shown below:

	Pretax	Tax	After-tax
2007
Cumulative translation adjustment	$94	$-	$94
Net revaluation and clearance of cash flow hedges to earnings	39	(15)	24
Pension benefits (Note 21)	1,028	(388)	640
Other benefits (Note 21)	478	(168)	310
Net unrealized gains on securities	7	(2)	5

Other comprehensive income	$1,646	$(573)	$1,073

2006
Cumulative translation adjustment	$77	$-	$77
Net revaluation and clearance of cash flow hedges to earnings	24	(9)	15
Minimum pension liability adjustment	160	(54)	106
Net unrealized gains on securities	11	(3)	8

Other comprehensive income	$272	$(66)	$206

2005
Cumulative translation adjustment	$(109)	$-	$(109)
Net revaluation and clearance of cash flow hedges to earnings	(3)	1	(2)
Minimum pension liability adjustment	7	20	27
Net unrealized losses on securities	(17)	6	(11)

Other comprehensive loss	$(122)	$27	$(95)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Balances of related after-tax components comprising Accumulated other comprehensive loss are summarized below:

December 31,	2007	2006	2005
Cumulative translation adjustment	$250	$156	$79
Net revaluation and clearance of cash flow hedges to earnings	41	17	2
Minimum pension liability adjustment	-	-	(594)
Net unrealized gains/(losses) on securities	8	3	(5)
Pension benefits
Net gains/(losses)	(1,395)	(2,022)	-
Net prior service cost	(117)	(130)	-
Other benefits
Net gains/(losses)	(307)	(720)	-
Net prior service benefit	726	829	-

	$(794)	$(1,867)	$(518)

21.	EMPLOYEE BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pensions
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

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The retiree medical plan is contributory with pensioners and survivors’ contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company’s portion of the retiree medical cost coverage.

Employee life insurance and disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured or are fully experience-rated. Obligations and expenses for self-insured and fully experience-rated plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company’s pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2007		2006		2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$22,849		$22,935		$4,396	$4,224
Service cost	383		388		34	33
Interest cost	1,228		1,192		242	222
Plan participants’ contributions	13		9		149	146
Actuarial loss (gain)	(728)		(244)		(565)	252
Benefits paid	(1,544)		(1,506)		(464)	(481)
Amendments	-		(1)		2	-
Net effects of acquisitions/divestitures	5		76		2	-

Benefit obligation at end of year	$22,206		$22,849		$3,796	$4,396

Change in plan assets
Fair value of plan assets at beginning of year	$21,909		$19,792		$-	$-
Actual gain on plan assets	1,963		3,306		-	-
Employer contributions	277		280		315	335
Plan participants’ contributions	13		9		149	146
Benefits paid	(1,544)		(1,506)		(464)	(481)
Net effects of acquisitions/divestitures	-		28		-	-

Fair value of plan assets at end of year	$22,618		$21,909		$-	$-

Funded status
U.S. plans with plan assets	$2,061		$892		$-	$-
Non-U.S. plans with plan assets	(90)		(317)		-	-
All other plans	(1,559	) [1]	(1,515	) [1]	(3,796)	(4,396)

Total	$412		$(940)		$(3,796)	$(4,396)

Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets (Note 13)	$2,187		$1,040		$-	$-
Other accrued liabilities (Note 16)	(112)		(136)		(315)	(351)
Other liabilities (Note 18)	(1,663)		(1,844)		(3,481)	(4,045)

Net amount recognized	$412		$(940)		$(3,796)	$(4,396)

[1]	Includes pension plans maintained around the world where funding is not permissible or customary.

The pretax amounts recognized in Accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
Net loss	$2,060	$3,070	$475	$1,111
Prior service cost / (benefit)	162	181	(1,118)	(1,276)

	$2,222	$3,251	$(643)	$(165)

The accumulated benefit obligation for all pension plans was $20,404 and $20,880 at December 31, 2007, and 2006, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Information for pension plans with projected benefit obligation in excess of plan assets	2007	2006
Projected benefit obligation	$3,183	$4,630
Accumulated benefit obligation	2,829	4,140
Fair value of plan assets	1,408	2,650

Information for pension plans with accumulated benefit obligations in excess of plan assets	2007	2006
Projected benefit obligation	$2,463	$4,018
Accumulated benefit obligation	2,256	3,691
Fair value of plan assets	737	2,113

	Pension Benefits
Components of net periodic benefit cost (credit) and
amounts recognized in other comprehensive income	2007	2006	2005
Net periodic benefit cost
Service cost	$383	$388	$349
Interest cost	1,228	1,192	1,160
Expected return on plan assets	(1,800)	(1,648)	(1,416)
Amortization of loss	117	227	303
Amortization of prior service cost	18	29	37
Curtailment/settlement (gain) loss	-	3	(1)

Net periodic benefit cost	$(54)	$191	$432

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	(893)	-	-
Amortization of loss	(117)	-	-
Amortization of prior service cost	(18)	-	-

Total recognized in other comprehensive income	$(1,028)	$-	$-

Total recognized in net periodic benefit cost and other comprehensive income	$(1,082)	$191	$432

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost (credit) and
amounts recognized in other comprehensive income	2007	2006	2005
Net periodic benefit cost
Service cost	$34	$33	$33
Interest cost	242	222	269
Amortization of loss	72	56	90
Amortization of prior service benefit	(156)	(156)	(155)

Net periodic benefit cost	$192	$155	$237

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net gain	$(564)	$-	$-
Amortization of loss	(72)	-	-
Prior service cost	2	-	-
Amortization of prior service benefit	156	-	-

Total recognized in other comprehensive income	$(478)	$-	$-

Total recognized in net periodic benefit cost and other comprehensive income	$(286)	$155	$237

The estimated pretax net loss and prior service cost for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2008 are $57 and $18, respectively. The estimated pretax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost during 2008 are $32 and $(106), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to
determine benefit obligations at December 31,	2007	2006	2007	2006
Discount rate	6.01%	5.56%	6.25%	5.75%
Rate of compensation increase	4.28%	4.32%	4.50%	4.50%

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine net periodic benefit
cost for the years ended December 31,	2007	2006	2007	2006
Discount rate	5.56%	5.43%	5.75%	5.50%
Expected return on plan assets	8.74%	8.74%	-	-
Rate of compensation increase	4.32%	4.31%	4.50%	4.50%

The discount rate and the rate of compensation increase used to determine the benefit obligation in the U.S. were 6.25 percent and 4.50 percent, respectively, for 2007, and 5.75 percent and 4.50 percent, respectively, for 2006. For determining U.S. plans’ net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 5.75 percent, 9.00 percent and 4.50 percent for 2007, and 5.50 percent, 9.00 percent and 4.50 percent for 2006. The discount rate for determining the principal U.S. pension plan’s Net periodic benefit cost was increased to 6.00 percent as of August 31, 2006 due to remeasurement.

In August 2006, the company announced major changes to its principal U.S. pension plan. Effective January 1, 2008, covered full service employees on the rolls as of December 31, 2006 will continue to accrue benefits in the principal U.S. pension plan, but at a reduced rate of about one-third of its previous level. In addition, company-paid

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

postretirement survivor benefits for these employees will not continue to grow after December 31, 2007. Covered employees hired after December 31, 2006 will not participate in the principal U.S. pension plan. As a result of this plan amendment, the company was required to remeasure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the remeasurement date. Better than expected return on plan assets and a higher discount rate of 6.00 percent decreased pretax pension expense for 2006 by $72. For 2007, the plan amendment resulted in a reduction in pretax pension expense of about $40.

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

Assumed health care cost trend rates at December 31,	2007	2006
Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$6	$(4)
Effect on postretirement benefit obligation	83	(57)

Plan Assets
The strategic asset allocation targets of the company’s pension plans as of December 31, 2007, and the weighted average asset allocation of these plans at December 31, 2007, and 2006, by asset category were as follows:

		Plan Assets at
		December 31,
	Strategic
Asset Category	Target	2007	2006
Equity securities	57%	55%	57%
Debt securities	30%	30%	29%
Real estate	5%	5%	5%
Other *	8%	10%	9%

Total	100%	100%	100%

*	Mainly private equity and private debt.

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

The company’s pension plans directly held $440 (2 percent of total plan assets) and $486 (2 percent of total plan assets) of DuPont common stock at December 31, 2007 and 2006, respectively.

Cash Flow
Contributions
In 2007, the company contributed $277 to its pension plans. No contributions were required or made to the principal U.S. pension plan trust fund in 2007 and no contributions are required or expected to be made to this Plan in 2008. The company will continue to monitor asset values during the year. The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and pension obligations for funding purposes, introduced benefit limitations for certain underfunded plans and raised tax deduction limits for contributions to retirement plans. The new funding requirements are generally effective for plan years beginning after December 31, 2007. The company does not anticipate that the Act will have a material impact on its required contributions. The company expects to contribute approximately $250 in 2008 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of $315 in 2008 under its other long-term employee benefit plans.

In 2006, the company made contributions of $280 to its pension plans. No contributions were required or made to the principal U.S. pension plan trust fund in 2006. In 2005, the company made contributions of $1,253 to its pension plans, including a $1,000 contribution to its principal U.S. pension plan.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2008	$1,525	$315
2009	1,507	311
2010	1,493	306
2011	1,500	297
2012	1,500	292
Years 2013 – 2017	7,690	1,382

Defined Contribution Plan
The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. The company contributed an amount equal to 50 percent of the first 6 percent of the employee’s

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

contribution election. As part of the retirement plan changes in August 2006, the defined contribution benefits for most U.S. parent company employees are in transition. Effective January 1, 2007, for employees hired on that date or thereafter and effective January 1, 2008, for active employees as of December 31, 2006, the company will contribute 100 percent of the first 6 percent of the employee’s contribution election and also contribute 3 percent of each eligible employee’s eligible compensation regardless of the employee’s contribution. In addition, the definition of eligible compensation has been expanded to be similar to the definition of eligible compensation in the pension plan.

The company’s contributions to the U.S. parent company’s defined contribution plans were $57, $52 and $51 for the years ended December 31, 2007, 2006 and 2005, respectively. The company’s matching contributions vest immediately upon contribution. The 3 percent automatic company contribution also vests immediately for employees with at least three-years of service. In addition, the company made contributions of $42, $34 and $30 for the years ended December 31, 2007, 2006 and 2005, respectively, to other defined contribution plans. The company expects to contribute about $230 to its defined contribution plans in 2008.

22.	COMPENSATION PLANS

Effective January 1, 2006, the company adopted SFAS 123R using the modified prospective application transition method. Because the company adopted the fair value recognition provisions of SFAS 123, as amended, prospectively on January 1, 2003, the adoption of SFAS 123R did not have a material impact on the company’s financial position or results of operations. Prior to adoption of SFAS 123R, the nominal vesting approach was followed for all awards. Upon adoption of SFAS 123R on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant. Using the non-substantive vesting approach in lieu of the nominal vesting approach would not have had a material impact on the company’s results of operations. Prior to the adoption of SFAS 123R, the company reported the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows.

The total stock-based compensation cost included in the Consolidated Income Statements was $144, $140 and $90 for 2007, 2006 and 2005, respectively. The income tax benefits related to stock-based compensation arrangements were $48, $46 and $27 for 2007, 2006 and 2005, respectively.

On April 25, 2007, the shareholders approved the DuPont Equity and Incentive Plan (“EIP”). The EIP consolidated several of the company’s existing compensation plans (the Stock Performance Plan, Variable Compensation Plan, and equity awards of the Stock Accumulation and Deferred Compensation Plan for Directors) into one plan providing for equity-based and cash incentive awards to certain employees, directors and consultants. Currently, equity-based compensation awards consist of stock options, time-vested and performance-based restricted stock units, and stock appreciation rights.

Under the EIP, the maximum number of shares reserved for the grant or settlement of awards is 60 million shares, provided that each share in excess of 20 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 60 million share limit as four shares. At December 31, 2007, approximately 60 million shares were authorized for future grants under the company’s EIP. Awards or grants made in 2007, prior to shareholder approval of the EIP, were issued under the company’s previously existing compensation plans. Awards outstanding under each of these plans have not been terminated. These awards remain outstanding and are administered under the terms of the applicable existing plan. No further awards will be made under the company’s previously existing compensation plans.

The company’s Compensation Committee determines the long-term incentive mix, including stock options, time-vested and performance-based restricted stock units and may authorize new grants annually.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Stock Options
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

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2007, 2006 and 2005 was $9.47, $7.28 and $8.78, respectively.

	2007	2006	2005
Dividend yield	2.9%	3.8%	2.9%
Volatility	21.11%	25.02%	23.35%
Risk-free interest rate	4.7%	4.4%	3.7%
Expected life (years)	4.5	4.5	4.5

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

Stock Option awards as of December 31, 2007, and changes during the year then ended were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
	Shares	(per share)	Term (years)	(in thousands)
Outstanding, December 31, 2006	92,757	$46.76
Granted	6,167	$51.01
Exercised	(10,452)	$42.21
Forfeited	(218)	$47.34
Cancelled [1]	(13,717)	$52.70

Outstanding, December 31, 2007 [2]	74,537	$46.66	3.25	$104,117

Exercisable, December 31, 2007	56,461	$45.27	3.11	$84,914

[1]	Includes 12.8 million options granted on January 29, 1997 that expired unexercised and were cancelled on January 28, 2007.

[2]	Includes 10.4 million options outstanding from the 2002 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50. These options are currently exercisable and expire 10 years from date of grant.

The aggregate intrinsic values in the table above represent the total pretax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company’s stock. Total intrinsic value of options exercised for 2007, 2006 and 2005 were $96, $22 and $143, respectively. In 2007, the company realized a tax benefit of $32 from options exercised.

As of December 31, 2007, $25 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.59 years.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Time-vested and Performance-based Restricted Stock Units
In 2004, the company began issuing time-vested restricted stock units in addition to stock options. These restricted stock units serially vest over a three-year period. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional restricted stock units are also granted from time to time to key senior management employees. These restricted stock units generally vest over periods ranging from two to five years.

The company also grants performance-based restricted stock units to senior leadership. Vesting occurs upon attainment of pre-established (i) corporate revenue growth relative to peer companies and (ii) return on invested capital objectives relative to peer companies (for periods prior to 2007) or attainment of internal absolute targets (for periods beginning in 2007). The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. During 2007, there were 368,300 performance-based restricted stock units granted at a weighted average grant date fair value of $51.01. The fair value of time-vested and performance-based restricted stock units is based upon the market price of the underlying common stock as of the grant date.

Nonvested awards of time-vested and performance-based restricted stock units as of December 31, 2007 and 2006 are shown below. The weighted-average grant-date fair value of time-vested and performance-based restricted stock units granted during 2007, 2006, and 2005 was $51.00, $39.47, and $47.94, respectively. The table also includes restricted stock units for the Board of Directors that are settled in cash.

		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	(per share)
Nonvested, December 31, 2006	3,478	$41.94

Granted	1,767	$51.00
Exercised	(1,234)	$42.71
Forfeited	(138)	$45.40

Nonvested, December 31, 2007	3,873	$45.67

As of December 31, 2007, there was $43 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.69 years. The total fair value of shares vested during 2007, 2006 and 2005 was $53, $23 and $15, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company’s success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $163, $153 and $129 for 2007, 2006 and 2005, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include Pioneer’s Annual Reward Program and the company’s regional and local variable compensation plans. Such awards were $217, $178 and $159 for 2007, 2006 and 2005, respectively.

23.	DERIVATIVES AND OTHER HEDGING INSTRUMENTS

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

Fair Value Hedges
During the year ended December 31, 2007, the company maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments which allows the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in Interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in Interest expense. The company maintains no other fair value hedges.

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

Hedges of inventory purchases are reported as a component of Cost of goods sold and other operating charges. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2007 was a pretax gain of $6. During 2007, there were no pretax gains (losses) excluded from the assessment of hedge effectiveness. The following table summarizes the effect of cash flow hedges on Accumulated other comprehensive loss for 2007:

	Pretax	Tax	After-tax
Beginning balance	$27	$(10)	$17
Additions and revaluations of derivatives designated as cash flow hedges	69	(22)	47
Clearance of hedge results to earnings	(30)	7	(23)

Ending balance	$66	$(25)	$41

Portion of ending balance expected to be reclassified into earnings over the next twelve months	$44	$(16)	$28

Hedges of Net Investment in a Foreign Operation
During the year ended December 31, 2007, the company did not maintain any hedges of net investment in a foreign operation.

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

Interest rate swaps involve the exchange of fixed for floating rate interest payments that are fully integrated with underlying fixed-rate bonds or notes to effectively convert fixed rate debt into floating rate debt based on USD LIBOR.

At December 31, 2007, the company had entered into interest rate swap agreements with total notional amounts of approximately $1,150, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on USD LIBOR.

Interest rate swaps did not have a material effect on the company’s overall cost of borrowing at December 31, 2007 and 2006. See Note 17 for additional descriptions of interest rate swaps.

Commodity Price Risk
The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24.	GEOGRAPHIC INFORMATION

	2007		2006		2005
	Net	Net	Net	Net	Net	Net
	Sales [1]	Property [2]	Sales [1]	Property [2]	Sales [1]	Property [2]
United States	$11,277	$7,698	$11,123	$7,479	$11,129	$7,333

Europe
Belgium	$346	$166	$218	$175	$200	$144
Germany	2,045	319	1,826	319	2,040	359
France	1,039	121	992	120	986	124
Italy	864	27	832	26	799	26
Luxembourg	79	232	60	200	53	186
The Netherlands	187	275	213	283	192	287
Spain	466	183	455	161	457	189
United Kingdom	641	142	617	147	657	124
Other	3,162	289	2,708	277	2,312	251

Total Europe	$8,829	$1,754	$7,921	$1,708	$7,696	$1,690

Asia Pacific
China/Hong Kong	$1,594	$270	$1,415	$209	$1,198	$175
India	424	21	345	16	287	18
Japan	1,187	105	1,103	114	1,107	110
Taiwan	427	128	447	116	391	112
Korea	551	80	569	78	563	63
Singapore	152	44	150	38	147	46
Other	842	44	730	46	822	45

Total Asia Pacific	$5,177	$692	$4,759	$617	$4,515	$569

Canada & Latin America
Brazil	$1,485	$282	$1,191	$275	$1,055	$270
Canada	963	151	921	139	897	171
Mexico	801	211	810	205	698	198
Argentina	325	30	271	30	241	29
Other	521	42	425	45	408	49

Total Canada & Latin
America	$4,095	$716	$3,618	$694	$3,299	$717

Total	$29,378	$10,860	$27,421	$10,498	$26,639	$10,309

[1]	Net sales are attributed to countries based on location of customer.

[2]	Includes property, plant and equipment less accumulated depreciation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

25.	SEGMENT INFORMATION

The company has six reportable segments. Five of the segments constitute the company’s growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials and Safety & Protection. The sixth segment, Pharmaceuticals, is limited to income from the company’s interest in two drugs, Cozaar® and Hyzaar®.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains and soy protein); Coatings & Color Technologies (automotive finishes, industrial coatings and white pigments); Electronic & Communication Technologies (fluorochemicals, fluoropolymers, photopolymers and electronic materials); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Safety & Protection (specialty and industrial chemicals, nonwovens, aramids and solid surfaces); and Pharmaceuticals (representing the company’s interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as Other income). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years’ data have been reclassified to reflect the 2007 organizational structure. Segment sales include transfers. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net permanent investment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets which is discussed in Note 4. Expenditures for long-lived assets exclude Investments in affiliates and include payments for Property, plant and equipment as part of business acquisitions.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

		Coatings &	Electronic &
	Agriculture &	Color	Communication	Performance	Safety &	Pharma-
	Nutrition	Technologies	Technologies	Materials	Protection	ceuticals	Other	Total
2007
Segment sales	$6,842	$6,609	$3,797	$6,630	$5,641	$-	$178	$29,697
Less transfers	-	(53)	(114)	(43)	(91)	-	(18)	(319)

Net sales	6,842	6,556	3,683	6,587	5,550	-	160	29,378
Pretax operating income (loss)	894	840	594	626	1,199	949	(224)	4,878
Depreciation and amortization	418	205	167	214	190	-	4	1,198
Equity in earnings of affiliates	3	1	36	(155)	22	-	(14)	(107)
Segment net assets	5,712	4,045	2,530	3,794	3,253	183	157	19,674
Affiliate net assets	157	12	314	421	91	32	52	1,079
Expenditures for long-lived assets	249	284	215	273	404	-	14	1,439

2006
Segment sales	$6,008	$6,290	$3,573	$6,179	$5,496	$-	$180	$27,726
Less transfers	-	(49)	(109)	(46)	(82)	-	(19)	(305)

Net sales	6,008	6,241	3,464	6,133	5,414	-	161	27,421
Pretax operating income (loss)	604	817	577	559	1,080	819	(173)	4,283
Depreciation and amortization	428	220	159	210	187	-	5	1,209
Equity in earnings of affiliates	(3)	-	48	10	20	-	(8)	67
Segment net assets	5,812	3,959	2,476	4,112	3,032	200	133	19,724
Affiliate net assets	51	10	293	713	87	40	55	1,249
Expenditures for long-lived assets	214	370	212	254	320	-	8	1,378

2005
Segment sales	$6,090	$6,055	$3,408	$6,062	$5,144	$-	$174	$26,933
Less transfers	-	(48)	(99)	(55)	(73)	-	(19)	(294)

Net sales	6,090	6,007	3,309	6,007	5,071	-	155	26,639
Pretax operating income (loss)	875	536	558	515	994	751	(90)	4,139
Depreciation and amortization	421	207	156	219	181	-	3	1,187
Equity in earnings of affiliates	(3)	1	39	26	18	-	11	92
Segment net assets	5,692	3,567	2,296	3,941	2,689	169	204	18,558
Affiliate net assets	41	5	275	754	80	43	72	1,270
Expenditures for long-lived assets	266	287	185	200	266	-	4	1,208

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income before income taxes and minority interests	2007	2006	2005
Total segment PTOI	$4,878	$4,283	$4,139
Net exchange (losses)/gains (includes affiliates)	(85)	(4)	445
Corporate expenses and interest	(1,050)	(950)	(1,021)

Income before income taxes and minority interests	$3,743	$3,329	$3,563

Segment net assets to total assets	2007	2006	2005
Total segment net assets	$19,674	$19,724	$18,558
Corporate assets [1]	6,649	5,874	8,142
Liabilities included in net assets	7,808	6,179	6,591

Total assets	$34,131	$31,777	$33,291

[1]	Pension assets are included in corporate assets. The balance at December 31, 2007 and 2006 reflected the adoption of SFAS 158.

Other items	Segment Totals	Adjustments	Consolidated Totals
2007
Depreciation and amortization	$1,198	$173	$1,371
Equity in earnings of affiliates	(107)	(23)	(130)
Affiliate net assets	1,079	(261)	818
Expenditures for long-lived assets	1,439	146	1,585

2006
Depreciation and amortization	$1,209	$175	$1,384
Equity in earnings of affiliates	67	(17)	50
Affiliate net assets	1,249	(446)	803
Expenditures for long-lived assets	1,378	154	1,532

2005
Depreciation and amortization	$1,187	$171	$1,358
Equity in earnings of affiliates	92	16	108
Affiliate net assets	1,270	(426)	844
Expenditures for long-lived assets	1,208	132	1,340

Additional Segment Details
2007 included the following pretax benefits (charges):

Performance Materials [1,2]	$(185)
Other [3]	(40)

$(225)

[1]	Included a net $20 charge for existing litigation in connection with the elastomers antitrust matter. See Note 19 for more details.

[2]	Included a $165 impairment charge to write-down the carrying value of the company’s investment in a polyester films joint venture.

[3]	Included a $40 charge for existing litigation relating to a former business. See Note 19 for more details.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2006 includes the following pretax benefits (charges):

Agriculture & Nutrition [1,2]	$(115)
Coatings & Color Technologies [1,3,4]	10
Electronic & Communication Technologies [1]	10
Performance Materials [1,2]	(60)
Safety & Protection [1,3,5]	(14)

$(169)

[1]	Included a benefit of $61 of insurance recoveries, net of fees, which related to asbestos litigation expenses incurred by the company in prior periods. Pretax amounts by segment for the insurance recoveries were: Agriculture & Nutrition – $7; Coatings & Color Technologies – $19; Electronic & Communication Technologies – $10; Performance Materials – $12; and Safety & Protection – $13.

[2]	Included a restructuring charge of $194 in the following segments: Agriculture & Nutrition – $122 and Performance Materials – $72. See Note 4 for more details.

[3]	Included insurance recoveries relating to the damage suffered from Hurricane Katrina in 2005. Pretax amounts by segment were: Coatings & Color Technologies – $123 and Safety & Protection – $20.

[4]	Included a net restructuring charge of $132 in the Coatings & Color Technologies segment. See Note 4 for more details.

[5]	Included an asset impairment charge of $47 associated with an underperforming industrial chemicals asset held for sale within the Safety & Protection segment.

2005 included the following pretax benefits (charges):

Coatings & Color Technologies [1]	$(116)
Electronic & Communication Technologies [2]	48
Performance Materials [1]	(17)
Safety & Protection [1]	(27)
Other [3]	62

$(50)

[1]	Included charges of $160 for damaged facilities, inventory write-offs, clean-up costs and other costs related to the 2005 hurricanes, in the following segments: Coatings & Color Technologies – $116; Performance Materials – $17; and Safety & Protection – $27.

[2]	Included a $48 gain from the sale of the company’s equity interest in DuPont Photomasks, Inc.

[3]	Reflects a net gain of $62 from the disposition of four equity affiliates associated with the separation of Textiles & Interiors, partly offset by other separation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	For The Quarter Ended
	March 31,		June 30,		September 30,		December 31,
2007
Net Sales	$7,845		$7,875		$6,675		$6,983
Cost of goods sold and other expenses [1]	6,750		6,823		6,297		6,610
Income before income taxes and minority interests	1,312	[3]	1,308		630	[4]	493	[5]
Net income	945		972		526		545	[6]
Basic earnings per share of common stock [2]	1.02		1.05		0.57		0.60
Diluted earnings per share of common stock [2]	1.01		1.04		0.56		0.60

2006
Net Sales	$7,394		$7,442		$6,309		$6,276
Cost of goods sold and other expenses [1]	6,500		6,464		5,895		6,334
Income before income taxes and minority interests	1,050	[7]	1,255		636	[10]	388	[11]
Net income	817	[8]	975	[9]	485		871	[12]
Basic earnings per share of common stock [2]	0.88		1.05		0.52		0.94
Diluted earnings per share of common stock [2]	0.88		1.04		0.52		0.94

[1]	Excludes interest expense and nonoperating items.

[2]	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

[3]	Included a net $52 charge for existing litigation in the Performance Materials segment in connection with the elastomers antitrust matter. See Note 19 for more details.

[4]	Included a $40 charge for existing litigation in Other relating to a former business. See Note 19 under the heading Spelter, West Virginia, for more details.

[5]	Included an impairment charge of $165 to write down the company’s investment in a polyester films joint venture in the Performance Materials segment. This charge was partially offset by a net $32 benefit resulting from the reversal of certain litigation accruals in the Performance Materials segment established in prior periods for the elastomers antitrust matter (see Note 19 for more details) and a $6 benefit for the reversal of accrued interest associated with the favorable settlement of certain prior year tax contingencies.

[6]	Included a benefit of $108 for the reversal of income tax accruals associated with the favorable settlement of certain prior year tax contingencies.

[7]	Included a $135 restructuring charge in the Coatings & Color Technologies segment in connection with the company’s plans to close and consolidate certain manufacturing and laboratory sites within this segment (see Note 4 for more details). This charge was partially offset by a $7 benefit for the reversal of accrued interest associated with the favorable settlement of certain prior year tax contingencies.

[8]	Included a benefit of $44 for the reversal of income tax accruals associated with the favorable settlement of certain prior year tax contingencies.

[9]	Included a benefit of $31 associated with an increase in the deferred tax assets of a European subsidiary for a tax basis investment loss recognized on the local tax return.

[10]	Included a $50 benefit resulting from initial insurance recoveries relating to the damage suffered from Hurricane Katrina in 2005.

[11]	Included a $122 charge for a restructuring program in the Agriculture & Nutrition segment, a $72 charge for a restructuring program in the Performance Materials segment and a $47 asset impairment charge in the Safety & Protection segment. These charges were partially offset by a $93 benefit resulting from insurance recoveries relating to the damage suffered from Hurricane Katrina in 2005, a benefit of $61 resulting from insurance recoveries, net of fees, which related to asbestos litigation expenses incurred by the company in prior periods and a $90 benefit for the reversal of accrued interest associated with the favorable settlement of certain prior year tax contingencies.

[12]	Included a benefit of $479 for reversals of income tax accruals associated with the favorable settlement of certain prior year tax contingencies and tax valuation allowances, as well as the finalization of taxes related to the company’s repatriation of foreign earnings under the AJCA.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
1007 Market Street
Wilmington, DE 19898
Telephone: 302 774-1000
E-mail: find.info@usa.dupont.com

2008 Annual Meeting
The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 30, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

Stock Exchange Listings
DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K. On May 25, 2007, the company certified to the NYSE that it is not aware of any violations of the NYSE’s Corporate Governance listing standards. The company filed the required certifications under Section 302 of the Sarbanes-Oxley Act with its annual report for the year ended December 31, 2007, on Form 10-K.

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
Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
or call: in the United States and Canada
888 983-8766 (toll-free)
other locations – 781 575-2724
for the hearing impaired –
TDD: 800 952-9245 (toll-free)
or visit Computershare’s home page at
http://www.computershare.com

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
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2007 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
2. Proxy Statement for 2008 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q

Requests should be addressed to:
DuPont Corporate Information Center
CRP705-GS38
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

Online Delivery of Proxy Materials
Registered stockholders may request their proxy materials electronically in 2008 by visiting www.computershare.com/us/ecomms and holders of shares in the U.S. employee benefit plans may request their proxy materials electronically by visiting www.econsent.com/dd. Stockholders with brokerage accounts can determine if their brokers offer electronic delivery by visiting www.icsdelivery.com.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).