Form 10-K/A
period 2007-12-31
DUPONT E I DE NEMOURS & CO
filed 2008-04-23
CIK 30554

2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

EXPLANATORY NOTE
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Part IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULESItem 15. Exhibits and Financial Statement Schedules, continued
Signatures
INDEX TO EXHIBITS
CERTIFICATION OF PRINCIPLE EXECUTIVE OFFICER
CERTIFICATION OF PRINICPLE FINANCIAL OFFICER

EXPLANATORY NOTE

E. I. du Pont de Nemours and Company (the “company” or “DuPont”) is filing this Amendment No. 1 to Form 10-K (the “Amended Report”) to amend its annual report for fiscal year ended December 31, 2007 (the “Original Report”) to correct the S&P 500 and Peer Group information shown in its Stock Performance Graph in Item 5 in the company’s Original Report, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 19, 2008. This adjustment is due to inadvertent error in certain calculations. The Amended Report does not otherwise affect DuPont’s Original Report. The Amended Report continues to speak as of the date of the Original Report and should be read in conjunction with the Original Report.

As required by Rule 12b-15, DuPont’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Form 10-K/A. Since financial statements are not contained in the Amended Report, the company is not furnishing Rule 13a-14(b) certifications in connection with this Form 10-K/A.

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

Stock Performance Graph

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
DuPont	$100	$112	$124	$111	$131	$122
S&P 500	$100	$129	$143	$150	$173	$183
Peer Group	$100	$139	$159	$164	$184	$209

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2002 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date April 23, 2008

E. I. DU PONT DE NEMOURS AND COMPANY

Date: April 23, 2008

By:	/s/ Jeffrey L. Keefer
Jeffrey L. Keefer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 23, 2008

By:	/s/ Stacey J. Mobley
Stacey J. Mobley
Senior Vice President and
Chief Administrative Officer and
General Counsel — DuPont Legal

INDEX TO EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.