Form 10-Q
period 2008-03-31
DUPONT E I DE NEMOURS & CO
filed 2008-04-29
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes     ☐      No     ☑
The Registrant has 900,706,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, were outstanding at April 15, 2008.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$8,575	$7,845
Other income, net	195	316

Total	8,770	8,161

Cost of goods sold and other operating charges	5,956	5,594
Selling, general and administrative expenses	934	846
Research and development expense	330	310
Interest expense	80	99

Total	7,300	6,849

Income before income taxes and minority interests	1,470	1,312
Provision for income taxes	273	365
Minority interests in earnings of consolidated subsidiaries	6	2

Net income	$1,191	$945

Basic earnings per share of common stock	$1.32	$1.02

Diluted earnings per share of common stock	$1.31	$1.01

Dividends per share of common stock	$0.41	$0.37

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,094	$1,305
Marketable securities	33	131
Accounts and notes receivable, net	7,645	5,683
Inventories	5,310	5,278
Prepaid expenses	212	199
Income taxes	567	564

Total current assets	14,861	13,160
Property, plant and equipment, net of accumulated depreciation (March 31, 2008 - $16,036; December 31, 2007 - $15,733)	10,905	10,860
Goodwill	2,074	2,074
Other intangible assets	2,781	2,856
Investment in affiliates	818	818
Other assets	4,789	4,363

Total	$36,228	$34,131

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,061	$3,172
Short-term borrowings and capital lease obligations	3,196	1,370
Income taxes	177	176
Other accrued liabilities	3,360	3,823

Total current liabilities	9,794	8,541

Long-term borrowings and capital lease obligations	5,784	5,955

Other liabilities	7,191	7,255

Deferred income taxes	894	802

Total liabilities	23,663	22,553

Minority interests	443	442

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237

Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2008 - 987,566,000; December 31, 2007 - 986,330,000	296	296
Additional paid-in capital	8,220	8,179
Reinvested earnings	10,764	9,945
Accumulated other comprehensive loss	(668)	(794)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2008 and December 31, 2007)	(6,727)	(6,727)

Total stockholders’ equity	12,122	11,136

Total	$36,228	$34,131

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2008	2007

Operating activities
Net income	$1,191	$945
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	287	290
Amortization of intangible assets	93	56
Contributions to pension plans	(89)	(84)
Other noncash charges and credits — net	80	73
Change in operating assets and liabilities — net	(2,513)	(1,520)

Cash used for operating activities	(951)	(240)

Investing activities
Purchases of property, plant and equipment	(410)	(273)
Investments in affiliates	(3)	(11)
Payments for businesses — net of cash acquired	(31)	—
Proceeds from sales of assets — net of cash sold	5	27
Net decrease in short-term financial instruments	104	10
Forward exchange contract settlements	(187)	(41)
Other investing activities — net	2	19

Cash used for investing activities	(520)	(269)

Financing activities
Dividends paid to stockholders	(372)	(347)
Net increase in borrowings	1,611	41
Repurchase of common stock	—	(300)
Proceeds from exercise of stock options	19	250
Other financing activities — net	4	(69)

Cash provided by (used for) financing activities	1,262	(425)

Effect of exchange rate changes on cash	(2)	3

Decrease in cash and cash equivalents	$(211)	$(931)

Cash and cash equivalents at beginning of period	1,305	1,814

Cash and cash equivalents at end of period	$1,094	$883

See Notes to Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 1. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 as amended on Form 10-K/A (Amendment No. 1), collectively referred to as the ‘2007 Annual Report’. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year’s data have been made to conform to current year classifications.
Accounting Standards Issued Not Yet Adopted
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160) which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will be adopted by the company on January 1, 2009. The company is currently evaluating the impact of adoption on its Consolidated Financial Statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). Effective for fiscal years and interim periods beginning after November 15, 2008, the new standard requires enhanced disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. A tabular format will display derivatives’ fair values and gain or loss recognized and the classification of those amounts within the financial statements. SFAS 161 will not affect the company’s financial position or results of operations because the new standard solely affects the disclosure of information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 2. Effect of Implementation of FASB Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157)
Effective January 1, 2008, the company prospectively implemented the provisions of SFAS 157 for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. FAS 157-2, the company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and nonfinancial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value.
SFAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities

Level 2 -	Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 -	Significant unobservable inputs
At March 31, 2008, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:
Financial assets

	March 31,	Fair Value Measurements at March 31, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$83	$—	$83	$—

Available-for-sale securities	30	30	—	—

	$113	$30	$83	$—

Financial liabilities

	March 31,	Fair Value Measurements at March 31, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$138	$—	$138	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 3. Other Income, Net

	Three Months Ended
	March 31,
	2008	2007

Cozaar®/Hyzaar® income	$233	$224
Royalty income	27	25
Interest income	27	34
Equity in earnings of affiliates	19	6
Net gains on sales of assets	2	10
Net exchange losses [1]	(135)	(21)
Miscellaneous income and expenses, net [2]	22	38

Total	$195	$316

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pretax exchange gains and losses are largely offset by the associated tax impact.

[2]	Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.
Note 4. Restructuring Activities
During the three months ended March 31, 2008, there were no significant changes in estimates related to liabilities established for restructuring initiatives recorded in 2006. A complete discussion of all restructuring initiatives is included in the company’s 2007 Annual Report in Note 4, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

2006
Programs
Balance at December 31, 2007	$70

Employee separation payments	(20)

Balance at March 31, 2008	$50

As of March 31, 2008, approximately 1,170 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan. There have been no additional employee separations under the Coatings & Color Technologies business transformation plan since December 31, 2007.
Note 5. Provision for Income Taxes
In the first quarter 2008, the company recorded a tax provision of $273, including $141 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In the first quarter 2007, the company recorded a tax provision of $365, including $10 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.
Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48 (FIN 48). It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months can not be made.
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$1,191	$945
Preferred dividends	(3)	(3)

Net income available to common stockholders	$1,188	$942

Denominator:
Weighted-average number of common shares — Basic	900,646,000	924,020,000

Dilutive effect of the company’s employee compensation plans	5,547,000	9,247,000

Weighted-average number of common shares — Diluted	906,193,000	933,267,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2008	2007
Average Number of Stock Options	26,526,000	21,774,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Inventories

	March 31,	December 31,
	2008	2007

Finished products	$3,748	$3,043
Semifinished products	1,176	1,865
Raw materials and supplies	1,053	1,000

	5,977	5,908
Adjustment of inventories to a last-in, first-out (LIFO) basis	(667)	(630)

Total	$5,310	$5,278

Note 8. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the three-month period ended March 31, 2008.
The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	March 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,412	$(1,220)	$1,192	$2,410	$(1,142)	$1,268
Patents	150	(50)	100	155	(56)	99
Trademarks	55	(17)	38	53	(17)	36
Other	548	(251)	297	536	(237)	299

	3,165	(1,538)	1,627	3,154	(1,452)	1,702

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	$1,154	$—	$1,154	$1,154	$—	$1,154

Total	$4,319	$(1,538)	$2,781	$4,308	$(1,452)	$2,856

The aggregate amortization expense for definite-lived intangible assets was $93 and $56 for the three-month periods ended March 31, 2008 and 2007, respectively. The estimated aggregate pretax amortization expense for 2008 and each of the next five years is approximately $280, $290, $275, $260, $210 and $180.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $25 and $23 as of March 31, 2008 and December 31, 2007, respectively. Estimates for warranty costs are based primarily on historical claim experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of March 31, 2008 and December 31, 2007 was $101. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $101 at March 31, 2008. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At March 31, 2008, the company had directly guaranteed $568 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At March 31, 2008 and December 31, 2007, a liability of $142 and $135, respectively, was recorded for these obligations, principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 35 percent of the $265 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at March 31, 2008:

	Short-	Long-
	Term	Term	Total

Obligations for customers, suppliers and other affiliated and unaffiliated companies[1,2]:
Bank borrowings (terms up to 5 years)	$391	$127	$518
Revenue bonds (less than 1 year)	1	—	1
Leases on equipment and facilities (terms up to 3 years)	—	17	17

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 5 years)	6	21	27
Leases on equipment and facilities (terms of 1 to 3 years)	—	5	5

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$398	$170	$568

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 1 to 19 years)	—	18	18
Consolidation Coal Sales Company (terms from 3 to 4 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	—	121	121

	$398	$291	$689

[1]	Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Residual Value Guarantees
As of March 31, 2008, the company had one master operating lease program relating to short-lived equipment. In connection with this master operating lease program, the company had residual value guarantees in the amount of $104 at March 31, 2008. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At March 31, 2008, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2007	14
Filed	—
Resolved	(1)

Balance at March 31, 2008	13

At March 31, 2008, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.
At March 31, 2008, there was one case pending in Florida and one in Hawaii in which the plaintiffs seek to reopen settlements with the company by alleging that it committed fraud and misconduct, as well as violations of federal and state racketeering laws. In October 2007, the appeals court entered an order precluding the judge from taking further action effectively dismissing the case pending in Florida. Plaintiffs are seeking a discretionary review by the Florida Supreme Court. In 2005, the case pending in Hawaii was settled in part for $1.2. In November 2007, the Hawaii Supreme Court affirmed the state court’s dismissal of the remainder of the case. Plaintiffs are seeking review by the U.S. Supreme Court.
In the first quarter of 2008, the Supreme Court of Delaware dismissed the one case remaining that alleged that Benlate® caused birth defects to children exposed in utero.
At March 31, 2008, there were two shrimp cases in Florida pending against the company. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. The company has appealed. The twenty-six other cases involving damage to shrimp pending against the company in state court in Florida were settled for $2.5 during the second quarter 2007. Separately, plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all twenty-eight of the cases. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions. The company will appeal the ruling once it has been finalized.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of March 31, 2008, the company has incurred costs and expenses of approximately $2 billion associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At March 31, 2008, the company does not have any remaining accruals related to Benlate®.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted a two-part survey and performed sampling and analytical testing of certain public and private water systems in the area. DuPont is required under the agreement to offer to install water treatment systems or an EPA-approved alternative if PFOA levels are detected at or above 0.5 ppb. PFOA was detected at levels above 0.5 ppb in thirty-one private water wells, so the company is providing alternative or treated water to these homes.
In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The data generated in the monitoring process is subject to a third party peer review. At March 31, 2008, DuPont has accruals of about $0.4 to fund its activities under the EPA MOU and Order on Consent.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The independent science panel health studies are estimated to cost approximately $23, of which $5 was originally placed in an interest-bearing escrow account. As of January 2008, the expected timeframe to complete the studies is four to five years. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. The estimated cost of constructing, operating and maintaining these systems is about $20 of which $10 was originally placed in an interest-bearing escrow account. In the fourth quarter 2007, the water treatment system for the LHWA was brought online. At March 31, 2008, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $24, including $13 in interest bearing escrow accounts.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at March 31, 2008, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
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
Consumer Products Class Actions

Number of Cases

Balance at December 31, 2007	23
Filed	—
Resolved	—

Balance at March 31, 2008	23

As of March 31, 2008, twenty-three intrastate class actions have been filed on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. Two of the 23 actions were filed in California. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pre-trial proceedings in federal district court for the Southern District of Iowa. Under the court’s latest case management order, a ruling on whether these cases can proceed as class actions is expected in 2008.

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
The company believes that the twenty-three class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At March 31, 2008, the company had not established any accruals related to these matters.
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
In April 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE’s response to these investigations and the related litigation and DuPont agreed to a disproportionate share of the venture’s liabilities and costs related to these matters. Consequently, DuPont bears any potential liabilities and costs up to the initial $150. Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC (DPE).
In July 2007, DPE pled guilty to conspiring to fix prices and paid a fine of CDN $4, approximately $3.8 USD, resolving all criminal antitrust allegations against it related to PCP in Canada.
In late March 2007, the EU antitrust authorities issued a Statement of Objections that made antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both responded. In December 2007, the EU antitrust authorities issued their decision, including the imposition of fines against DPE, Dow and DuPont totaling EURO 59.25. In February 2008, DuPont appealed the decision to the EU’s Court of First Instance which has jurisdiction to review the findings and adjust the fine. It is very unlikely that the fine would be increased as a result of the review. In March 2008, the company provisionally paid the fine of EURO 59.25 ($90.9 USD); a portion of the payment may be refunded if the appeal is successful.
DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the DOJ in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, is being paid in six equal, annual installments. The annual installment payments for 2005, 2006, 2007 and 2008 have been made. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation.
At March 31, 2008, the company has accruals of approximately $28 related to this matter and a receivable of about $18 for the amount it expects to be reimbursed by Dow.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The October 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses. The company believes it has a strong basis for appeal and will file its petition seeking the right to appeal all four phases during the second quarter 2008. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of March 31, 2008, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
General
The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters and contract and antitrust claims. Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. Although it is not possible to predict the outcome of these various lawsuits and claims, management does not anticipate they will have a materially adverse effect on the company’s consolidated financial position or liquidity. However, the ultimate liabilities may be significant to results of operations in the period recognized. The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.
Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s 2007 Annual Report. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2008, the Condensed Consolidated Balance Sheet included a liability of $362 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of March 31, 2008.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2007 Annual Report.
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,191	$945
Cumulative translation adjustment	120	12
Net revaluation and clearance of cash flow hedges to earnings	7	(1)
Pension benefit plans	14	18
Other benefit plans	(11)	(13)
Net unrealized losses on available for sale securities	(4)	—

Total	$1,317	$961

Note 11. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included the company’s 2007 Annual Report, at Note 23, “Derivatives and Other Hedging Instruments.” Cash flow ineffectiveness reported in earnings for the three-month period ended March 31, 2008 was a pretax gain of $4. There were no hedge gains or losses excluded from the assessment of hedge effectiveness or reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended
	March 31, 2008
	Pretax	Tax	After- Tax

Balance at December 31, 2007	$66	$(25)	$41

Additions and revaluations of derivatives designated as cash flow hedges	40	(14)	26

Clearance of hedge results to earnings	(28)	9	(19)

Balance at March 31, 2008	$78	$(30)	$48

Amounts expected to be reclassified into earnings over the next twelve months	$30	$(11)	$19

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit credit for pensions:

	Three Months Ended
	March 31,
	2008	2007

Service cost	$52	$94
Interest cost	323	305
Expected return on plan assets	(485)	(448)
Amortization of unrecognized loss	14	29
Amortization of prior service cost	5	5

Net periodic benefit credit	$(91)	$(15)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to contribute approximately $250 to its pension plans, other than to the principal U.S. pension plan in 2008. As of March 31, 2008, contributions of $89 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2008 to total approximately $166.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2008	2007
Service cost	$7	$8
Interest cost	57	61
Amortization of unrecognized loss	8	18
Amortization of prior service benefit	(27)	(39)

Net periodic benefit cost	$45	$48

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to make payments of approximately $315 to its other long-term employee benefit plans in 2008. Through March 31, 2008, the company has made benefit payments of $78 related to its long-term employee benefit plans and anticipates additional payments during the remainder of 2008 to total approximately $237.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 13. Segment Information
Segment sales include transfers. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains/ (losses), corporate expenses and net interest.

			Electronic &
		Coatings &	Communica-
Three Months Ended	Agriculture	Color	tion	Performance	Safety &	Pharma-
March 31,	& Nutrition	Technologies	Technologies	Materials	Protection	ceuticals	Other	Total [1]

2008
Segment sales	$2,883	$1,645	$1,026	$1,713	$1,365	$—	$40	$8,672
Less transfers	—	(17)	(36)	(14)	(26)	—	(4)	(97)

Net sales	2,883	1,628	990	1,699	1,339	—	36	8,575
Pretax operating income (loss)	786	190	175	219	272	235	(26)	1,851

2007
Segment sales	$2,450	$1,559	$920	$1,589	$1,370	$—	$43	$7,931
Less transfers	—	(14)	(35)	(9)	(23)	—	(5)	(86)

Net sales	2,450	1,545	885	1,580	1,347	—	38	7,845
Pretax operating income (loss)	651	194	124	150 [2]	291	225	(56)	1,579

[1]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
	March 31,
	2008	2007

Total segment PTOI	$1,851	$1,579
Net exchange gains/(losses), including affiliates	(155)	(28)
Corporate expenses and net interest	(226)	(239)

Income before income taxes and minority interests	$1,470	$1,312

[2]	Includes a $52 litigation related charge in connection with the elastomers antitrust matters. See Note 9 for more information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 27. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.
Results of Operations
Overview
The company’s growth strategies successfully generated a 9 percent sales and 26 percent net income growth. A significant portion of these increases are attributable to the Agriculture & Nutrition segment, which increased its segment sales 18 percent and pre-tax operating income 21 percent, and the Electronic & Communication Technologies segment, which increased segment sales 12 percent and pre-tax operating income 41 percent. Sales outside of the United States (U.S.) increased 16 percent, with double digit growth in all regions outside the U.S. Sales in the U.S. remained flat, as a 6 percent increase in local selling prices was offset by a 6 percent decrease in volume, principally reflecting the lower demand for the company’s products related to the construction and motor vehicle production markets.
Net Sales
Net sales for the first quarter 2008 were $8.6 billion versus $7.8 billion in the prior year, up 9 percent. The growth in sales was primarily due to a 16 percent increase in sales outside of the U.S., reflecting in part the benefit of a weaker U.S. dollar (USD), which added 5 percent to worldwide sales. Worldwide local selling prices increased 6 percent. Worldwide volumes declined 2 percent, primarily due to a 6 percent decrease in U.S. sales volume, which reflects lower demand for the company’s products related to the construction and motor vehicle production markets and a net reduction from portfolio changes.
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	March 31, 2008		Percent Change Versus 2007
	2008	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2007	Price	Effect	Volume

Worldwide	$8.6	9	6	5	(2)
U.S.	3.3	—	6	—	(6)
Europe	2.9	18	5	9	4
Asia Pacific	1.3	11	4	4	3
Canada & Latin America	1.1	15	5	11	(1)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Other Income, Net
First quarter 2008 other income, net, totaled $195 million as compared to $316 million in the prior year, a decrease of $121 million. The decrease is largely attributable to an increase in net pretax exchange losses of $114 primarily due to an increase in the foreign currency-denominated monetary asset position combined with a shift in remeasurement rates.
Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $6.0 billion in the first quarter 2008 versus $5.6 billion in the prior year, an increase of 6 percent. COGS as a percent of net sales was 69 percent versus 71 percent for the first quarter 2007. The 2 percentage point reduction principally reflects the absence of a prior-year litigation charge and a current year benefit from the weaker U.S. dollar. Partly offsetting these factors were increases in energy, raw material and finished product distribution costs.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $934 million for the first quarter 2008 versus $846 million in the prior year. The increase in SG&A was primarily due to increased global commissions and selling and marketing investments related to the company’s seed business. As a percent of net sales, SG&A for the quarter was 11 percent, essentially unchanged from the prior year.
Research and Development Expense (R&D)
R&D totaled $330 million and $310 million for the first quarter of 2008 and 2007, respectively. The company’s expectation is for R&D to increase modestly in 2008 reflecting the growth investment in the seed business within the Agriculture & Nutrition segment. R&D was approximately 4 percent of net sales for the three-month periods in 2008 and 2007.
Interest Expense
Interest expense totaled $80 million in the first quarter of 2008 compared to $99 million in 2007. The decrease is due to lower average interest rates, partially offset by higher average borrowings.
Provision for Income Taxes
The company’s effective tax rate for the first quarter 2008 was 18.6 percent as compared to 27.8 percent in 2007. The lower effective tax rate in 2008 versus 2007 principally relates to the impact of tax associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations of $141 and $10, respectively.
Net Income
First quarter 2008 net income was $1,191 million compared to $945 million in the first quarter of 2007, a 26 percent increase. This increase reflects 9 percent revenue growth, principally from significantly higher seed sales, fixed cost productivity gains, a favorable foreign currency exchange impact, a lower effective income tax rate and the absence of a prior year $52 million litigation related charge. These increases were partially offset by a decrease in other income, net.
Corporate Outlook
The company’s current 2008 earnings outlook is a range of $3.40 to $3.55 per share based on the expectation of continued revenue growth in emerging markets and earnings growth across all of the growth platforms. This outlook reflects continued weakness in the U.S. construction and North American motor vehicle markets and continued escalation of energy, ingredient and transportation costs which will offset new product acceleration, mix enrichment, pricing discipline and continued cost and capital productivity gains.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three-month period ended March 31, 2008 compared with the same period in 2007. Segment sales include transfers. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains/ (losses), corporate expenses and interest.
Agriculture & Nutrition – First quarter 2008 sales of $2.9 billion were 18 percent higher than the same period in 2007, reflecting 15 percent higher USD selling prices and 3 percent volume growth. The volume growth was driven by higher soybean seed sales in North America due to an increase in planted soybean acreage, higher corn seed sales in Europe, higher safrinha corn seed sales in Brazil and strong demand for corn herbicides and cereal fungicides in Europe. This volume growth was partially offset by a decrease in corn seed sales in North America due to a decrease in planted corn acreage. The higher USD selling prices reflect higher value corn seed product mix, as well as favorable currency impacts in Europe and Latin America. PTOI for the first quarter was $786 million, an increase of 21 percent compared to the same period in the prior year. The improvement in PTOI for the quarter was primarily due to the higher sales, partially offset by higher production costs across most of the segment and the growth investment in the seed business.
Coatings & Color Technologies — First quarter 2008 sales of $1.6 billion were up 6 percent compared to the same period in 2007, reflecting 8 percent higher USD selling prices, partially offset by a 2 percent volume decrease. The decrease in volume was primarily due to lower sales of products sold to automotive original equipment manufacturers in North America and Europe and lower sales of titanium dioxide in North America. First quarter PTOI of $190 million decreased from $194 million in the first quarter 2007, which included a $16 million insurance recovery relating to Hurricane Katrina.
Electronic & Communication Technologies – Sales in the first quarter of $1.0 billion increased 12 percent from the first quarter 2007, reflecting 9 percent higher USD selling prices and 3 percent volume growth. The volume growth reflects increased demand for fluoroproducts, particularly in Europe and North America, and higher sales of electronic materials in Europe and Asia Pacific. First quarter 2008 PTOI increased 41 percent to $175 million, driven by higher sales, better product mix and improved fixed cost productivity.
Performance Materials – First quarter sales of $1.7 billion were up 8 percent compared to sales in the first quarter 2007, reflecting 12 percent higher USD selling prices, partially offset by a 4 percent volume decrease. The decrease in volume reflects lower sales of Neoprene due to the capacity reduction associated with the shutdown of the Louisville, Kentucky plant and lower sales of engineering polymer resins in North America due to the weak automotive market. First quarter 2008 PTOI was $219 million compared to $150 million in the first quarter 2007, which included a $52 million litigation related charge in connection with the elastomers antitrust matters. The improvement in PTOI was driven by higher sales and improved fixed cost productivity, partly offset by higher ingredient costs.
Safety & Protection — First quarter sales of $1.4 billion in 2008 were flat versus the same period in 2007, reflecting 7 percent higher USD selling prices offset by a 7 percent decline in volume. Lower volume primarily reflects lower sales of products for U.S. residential construction markets, as well as lower sales associated with a chemical business that was divested in 2007. First quarter 2008 PTOI was $272 million, a decrease of 7 percent compared to first quarter 2007. The decline in PTOI was primarily due to the impact of lower volumes related to U.S. residential construction markets, planned aramids growth investment, as well as the loss of PTOI associated with the divested chemical business.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Pharmaceuticals – First quarter 2008 PTOI was $235 million compared to $225 million in the first quarter 2007.
Other - The company includes embryonic businesses not included in growth platforms, such as applied biosciences and nonaligned businesses in Other. Sales in the first quarter 2008 of $40 million decreased 7 percent from the first quarter 2007. Pretax operating loss for the first quarter 2008 was $26 million compared to a loss of $56 million in the first quarter 2007, which included litigation charges for divested businesses of $29 million.
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
Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $1.1 billion as of March 31, 2008, provide primary liquidity to support all short-term obligations. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $4.3 billion in credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.
The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to ensure adequate liquidity and an optimum maturity debt schedule.
On April 29, 2008, Moody’s Investors Service changed the company’s credit outlook to “Stable” from “Negative”, as previously reported in the company’s 2007 Annual Report.
Cash used for operating activities was $951 million for the three months ended March 31, 2008 versus $240 million for the same period ended in 2007. The $711 million increase was primarily due to an increase in the cash used to fund working capital needs, primarily in the Agriculture & Nutrition segment, which was partially offset by higher earnings.
Cash used for investing activities was $520 million for the three months ended March 31, 2008 compared to $269 million for the same period last year. The $251 million increase was mainly due to increased capital expenditures and the impacts of a weakening U.S. dollar on forward exchange contract settlements. These increases were partially offset by a net increase in the sale of short-term financial instruments.
Purchases of property, plant and equipment for the three months ended March 31, 2008 totaled $410 million, an increase of $137 million compared to the prior year. The company expects full-year purchases of plant, property and equipment to be higher than the $1.6 billion spent in 2007.
Cash provided by financing activities was $1,262 million for the three months ended March 31, 2008 compared to cash used for financing activities of $425 million in the prior year. The $1,687 million difference was primarily due to the increase in the net proceeds from borrowings and the absence of the purchase of common stock, which were partly offset by the decrease in the proceeds from the exercise of stock options.
Dividends paid to shareholders during three months ended March 31, 2008 totaled $372 million. In January 2008, the company’s Board of Directors declared a first quarter common stock dividend of $0.41 per share. The first quarter dividend was the company’s 414th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities were $1.1 billion at March 31, 2008 versus $1.4 billion at December 31, 2007. The $0.3 billion decrease, along with a $1.7 billion increase in total debt, was used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
Debt
Total debt at March 31, 2008 was $9.0 billion, an increase of $1.7 billion from the $7.3 billion at December 31, 2007. The proceeds from the increased borrowings were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see page 37 to the company’s 2007 Annual Report, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2007 can be found on page 39 of the company’s 2007 Annual Report. There have been no significant changes to the company’s contractual obligations during the three months ended March 31, 2008.
PFOA
Information related to PFOA can be found on pages 44 and 45 in the company’s 2007 Annual Report and Note 9 to the company’s interim Consolidated Financial Statements under the heading PFOA.
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

As of March 31, 2008, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
Environmental Proceedings
     Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the EPA issued a Notice and Finding of Violation to DuPont and Lucite International regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of CAA and, therefore, required the unit be shut down or retrofitted to “best available” technology. Lucite and DuPont are engaged in settlement discussions with EPA and the U.S. Department of Justice (DOJ) that if successful likely will require the unit to be shut down or retrofitted and payment of a penalty. DuPont believes that Lucite should bear the costs of any shutdown or retrofit and penalty. Lucite has notified the company that it will seek indemnity for such costs from DuPont.
     Gibson City, Illinois
Information related to this matter is included on page 12, Item 3 of the Company’s 2007 Annual Report.
     Pascagoula, Mississippi
Information related to this matter is included on page 12, Item 3 of the Company’s 2007 Annual Report.
     Registrations of Certain Crop Protection Products
In June of 2007, the EPA issued a notice of violation alleging that the amount of the active ingredient ethephon in Cotton Quik® and Super BOLL® crop protection chemical products was not within the registered legal limits for these products. Both products were part of the 1998 joint venture between Griffin Corporation and DuPont; the joint venture became a wholly-owned subsidiary of the company in November 2003.
The EPA’s notice also alleged that GX-465, a technical grade of ethephon, did not conform to the formula registered with the EPA. GX-465 was a product of Griffin Corporation. Changes, if any, to the composition of this product would have been made by Griffin Corporation without DuPont’s knowledge and before the formation of the joint venture in 1998. The revised formula of GX-465 has been approved by the EPA as safe and in compliance with the relevant regulatory requirements.
The EPA has indicated that it may seek a penalty of $2.2 million. The company contests the EPA’s allegations and is considering whether to engage in an administrative process to resolve the dispute or enter a consent decree which would include payment of a penalty.

     TSCA Voluntary Audit
DuPont voluntarily undertook a self-audit concerning reporting of inhalation studies pursuant to Toxic Substances Control Act (TSCA) section 8(e). DuPont voluntarily reported the results of that audit to the EPA. The EPA has reviewed the information submitted under this self-audit and has indicated potential violations exist with respect to some of the submitted studies. Based upon initial communications with the EPA, the company believes the EPA will seek a penalty.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended March 31, 2008.
Item 6. EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)
Date:	April 29, 2008

By:	/s/Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2008.

10.2*	Form of Award Terms for time-vested restricted stock units granted to non-employee directors under the company’s Equity and Incentive Plan.

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.10*	Form of Award Terms for stock appreciation rights granted under the company’s Equity and Incentive Plan.

10.11*	Form of Award Terms for stock options granted under the company’s Equity and Incentive Plan.

10.12*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.13*	Form of Award Terms for time-vested restricted stock units granted under the company’s Equity and Incentive Plan.

Exhibit
Number	Description

10.14*	Form of Award Terms for performance-based restricted stock units granted under the company’s Equity and Incentive Plan.

10.15*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2008.

10.16*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2008.

10.17*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.19	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.