Form 10-Q
period 2008-06-30
DUPONT E I DE NEMOURS & CO
filed 2008-07-28
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes     ☐      No     ☑
The Registrant had 902,163,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2008.
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
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$8,837	$7,875	$17,412	$15,720
Other income, net	442	364	637	680

Total	9,279	8,239	18,049	16,400

Cost of goods sold and other operating charges	6,426	5,602	12,382	11,196
Selling, general and administrative expenses	987	884	1,921	1,730
Research and development expense	360	337	690	647
Interest expense	94	108	174	207

Total	7,867	6,931	15,167	13,780

Income before income taxes and minority interests	1,412	1,308	2,882	2,620
Provision for income taxes	335	335	608	700
Minority interests in (losses) earnings of consolidated subsidiaries	(1)	1	5	3

Net income	$1,078	$972	$2,269	$1,917

Basic earnings per share of common stock	$1.19	$1.05	$2.51	$2.07

Diluted earnings per share of common stock	$1.18	$1.04	$2.49	$2.05

Dividends per share of common stock	$0.41	$0.37	$0.82	$0.74

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,303	$1,305
Marketable securities	210	131
Accounts and notes receivable, net	8,477	5,683
Inventories	5,021	5,278
Prepaid expenses	160	199
Income taxes	565	564

Total current assets	15,736	13,160
Property, plant and equipment, net of accumulated depreciation (June 30, 2008 - $16,425; December 31, 2007 - $15,733)	10,922	10,860
Goodwill	2,085	2,074
Other intangible assets	2,796	2,856
Investment in affiliates	892	818
Other assets	5,163	4,363

Total	$37,594	$34,131

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,846	$3,172
Short-term borrowings and capital lease obligations	4,432	1,370
Income taxes	170	176
Other accrued liabilities	3,188	3,823

Total current liabilities	10,636	8,541

Long-term borrowings and capital lease obligations	5,361	5,955

Other liabilities	7,287	7,255

Deferred income taxes	966	802

Total liabilities	24,250	22,553

Minority interests	441	442

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237

Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2008 - 989,194,000; December 31, 2007 - 986,330,000	297	296
Additional paid-in capital	8,336	8,179
Reinvested earnings	11,466	9,945
Accumulated other comprehensive loss	(706)	(794)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2008 and December 31, 2007)	(6,727)	(6,727)

Total stockholders’ equity	12,903	11,136

Total	$37,594	$34,131

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2008	2007
Operating activities
Net income	$2,269	$1,917
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation	578	579
Amortization of intangible assets	172	110
Contributions to pension plans	(148)	(160)
Other noncash charges and credits — net	72	116
Change in operating assets and liabilities — net	(3,376)	(2,179)

Cash (used for) provided by operating activities	(433)	383

Investing activities
Purchases of property, plant and equipment	(892)	(621)
Investments in affiliates	(19)	(23)
Payments for businesses — net of cash acquired	(67)	—
Proceeds from sales of assets — net of cash sold	17	44
Net increase in short-term financial instruments	(66)	(17)
Forward exchange contract settlements	(298)	(72)
Other investing activities — net	(9)	17

Cash used for investing activities	(1,334)	(672)

Financing activities
Dividends paid to stockholders	(749)	(692)
Net increase in borrowings	2,443	472
Acquisition of treasury stock	—	(600)
Proceeds from exercise of stock options	87	365
Other financing activities — net	(41)	(80)

Cash provided by (used for) financing activities	1,740	(535)

Effect of exchange rate changes on cash	25	(3)

Decrease in cash and cash equivalents	$(2)	$(827)

Cash and cash equivalents at beginning of period	1,305	1,814

Cash and cash equivalents at end of period	$1,303	$987

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
Accounting Standards Issued Not Yet Adopted
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will be adopted by the company on January 1, 2009. The company does not believe that at the time of adoption SFAS 141R will have a material impact on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (SFAS 160) which changes the accounting and reporting for minority interests and for the deconsolidation of a subsidiary. It also clarifies that a third-party, non-controlling interest in a consolidated subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. SFAS 160 will be adopted by the company on January 1, 2009. The company does not believe that at the time of adoption SFAS 160 will have a material impact on its Consolidated Financial Statements.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 2. Effect of Implementation of FASB Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157)
Effective January 1, 2008, the company prospectively implemented the provisions of SFAS 157 for financial assets and financial liabilities reported or disclosed at fair value. As permitted by FASB Staff Position No. FAS 157-2, the company elected to defer implementation of the provisions of SFAS 157 for non-financial assets and non-financial liabilities until January 1, 2009, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value.
SFAS 157 establishes the following hierarchy for categorizing these inputs:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities

Level 2 -	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 -	Significant unobservable inputs
At June 30, 2008, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:
Financial assets

	June 30,	Fair Value Measurements at June 30, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$78	$—	$78	$—

Available-for-sale securities	22	22	—	—

	$100	$22	$78	$—

Financial liabilities

	June 30,	Fair Value Measurements at June 30, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$110	$—	$110	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 3. Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cozaar®/Hyzaar® income	$264	$239	$497	$463
Royalty income	21	23	48	48
Interest income	41	44	68	78
Equity in earnings of affiliates	63	18	82	24
Net gains on sales of assets	12	15	14	25
Net exchange gains (losses) [1]	(44)	5	(179)	(16)
Miscellaneous income and expenses, net [2]	85	20	107	58

Total	$442	$364	$637	$680

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pretax exchange gains and losses are largely offset by the associated tax impact.

[2]	Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.
Note 4. Restructuring Activities
During the three and six months ended June 30, 2008, there were no significant changes in estimates related to liabilities established for restructuring initiatives recorded in 2006. A complete discussion of all restructuring initiatives is included in the company’s 2007 Annual Report in Note 4, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

2006
Programs
Balance at December 31, 2007	$70

Employee separation payments	(34)

Credits to income	(2)

Balance at June 30, 2008	$34

As of June 30, 2008, approximately 1,170 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan. There have been no additional employee separations under the Coatings & Color Technologies business transformation plan since December 31, 2007.
Note 5. Provision for Income Taxes
In the second quarter 2008, the company recorded a tax provision of $335, including $8 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $26 tax benefit related to a favorable tax settlement. Year-to-date 2008 also includes $141 of tax benefit associated with the company’s hedging policy.

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
Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $150 to $200 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities. No material cash or earnings impact will result from these potential net reductions.
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$1,078	$972	$2,269	$1,917
Preferred dividends	(2)	$(2)	(5)	$(5)

Net income available to common stockholders	$1,076	$970	$2,264	$1,912

Denominator:
Weighted-average number of common shares — Basic	902,617,000	923,817,000	901,627,000	923,907,000

Dilutive effect of the company’s employee compensation plans	7,463,000	8,992,000	6,505,000	9,120,000

Weighted-average number of common shares — Diluted	910,080,000	932,809,000	908,132,000	933,027,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Average Number of Stock Options	17,644,000	21,413,000	22,085,000	21,593,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Inventories

	June 30,	December 31,
	2008	2007

Finished products	$3,561	$3,043
Semifinished products	1,112	1,865
Raw materials and supplies	1,082	1,000

	5,755	5,908
Adjustment of inventories to a last-in, first-out (LIFO) basis	(734)	(630)

Total	$5,021	$5,278

Note 8. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the six-month period ended June 30, 2008.
The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	June 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,417	$(1,285)	$1,132	$2,410	$(1,142)	$1,268
Patents	139	(46)	93	155	(56)	99
Trademarks	58	(18)	40	53	(17)	36
Other	635	(258)	377	536	(237)	299

	3,249	(1,607)	1,642	3,154	(1,452)	1,702

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	$1,154	$—	$1,154	$1,154	$—	$1,154

Total	$4,403	$(1,607)	$2,796	$4,308	$(1,452)	$2,856

The aggregate amortization expense for definitive-lived intangible assets was $79 and $172 for the three- and six-month periods ended June 30, 2008, respectively, and $54 and $110 for the three- and six-month periods ended June 30, 2007. The estimated aggregate pretax amortization expense for 2008 and each of the next five years is approximately $280, $290, $275, $260, $210 and $180.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $31 and $23 as of June 30, 2008 and December 31, 2007, respectively. Estimates for warranty costs are based primarily on historical claim experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of June 30, 2008 and December 31, 2007 was $96 and $101, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $96 at June 30, 2008. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At June 30, 2008, the company had directly guaranteed $612 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At June 30, 2008 and December 31, 2007, a liability of $145 and $135, respectively, was recorded for these obligations, principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 27 percent of the $286 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at June 30, 2008:

	Short-	Long-
	Term	Term	Total

Obligations for customers, suppliers and other affiliated and unaffiliated companies[1,2]:
Bank borrowings (terms up to 5 years)	$432	$130	$562
Revenue bonds (less than 1 year)	1	—	1
Leases on equipment and facilities (terms up to 3 years)	—	17	17

Obligations for equity affiliates[2]:
Bank borrowings (terms up to 5 years)	6	21	27
Leases on equipment and facilities (terms of 1 to 2 years)	—	5	5

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$439	$173	$612

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 1 to 18 years)	3	15	18
Consolidation Coal Sales Company (terms from 2 to 3 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	3	118	121

	$442	$291	$733

[1]	Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Master Operating Leases
As of June 30, 2008, the company had one master operating lease program relating to short-lived equipment. In connection with this master operating lease program, the company had residual value guarantees in the amount of $102 at June 30, 2008. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At June 30, 2008, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2007	14
Filed	—
Resolved	(1)

Balance at March 31, 2008	13
Filed	—
Resolved	(2)

Balance at June 30, 2008	11

At June 30, 2008, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.
At June 30, 2008, the last two cases in which the plaintiffs sought to reopen settlements with the company have been resolved. In June 2008, the Florida Supreme Court denied plaintiffs’ request for a discretionary review of the appeals court order precluding the judge from taking further action. In April 2008, the U.S. Supreme Court refused to hear plaintiffs’ appeal of the remainder of a Hawaii case that was settled in part for $1.2.
In the first quarter of 2008, the Supreme Court of Delaware dismissed the one case remaining that alleged that Benlate® caused birth defects to children exposed in utero.
At June 30, 2008, there were two shrimp cases in Florida pending against the company. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. The company has appealed. The twenty-six other cases involving damage to shrimp pending against the company in state court in Florida were settled for $2.5 during the second quarter 2007. Separately, plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all twenty-eight of the cases. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions. The company will appeal the ruling once it has been finalized.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of June 30, 2008, the company has incurred costs and expenses of approximately $2,000 associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At June 30, 2008, the company does not have any remaining accruals related to Benlate®.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted surveys, sampling and analytical testing of certain area public and private water systems and installed and is operating water treatment systems in the area.
In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The data generated in the monitoring process is subject to a third party peer review. At June 30, 2008, DuPont has accruals of about $0.5 to fund its activities under the EPA MOU and Order on Consent.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2008 and year-end 2011 at a total estimated cost of $23, of which $5 was originally placed in an interest-bearing escrow account. `In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. The estimated cost of constructing, operating and maintaining these systems is about $20 of which $10 was originally placed in an interest-bearing escrow account. The last water treatment system is expected to be brought online in the fourth quarter 2008. At June 30, 2008, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $16, including $12 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at June 30, 2008, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
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
In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. During the third quarter 2008, the U.S. District Court will conduct an evidentiary hearing to determine whether plaintiffs have offered sufficient credible scientific evidence to establish that the case can proceed as a class action. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. A ruling on whether the New Jersey cases can proceed as a class action is expected in 2008. The company is defending itself vigorously against these lawsuits alleging contamination of drinking water sources.
While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.
Consumer Products Class Actions

Number of Cases

Balance at December 31, 2007	23
Filed	—
Resolved	—

Balance at March 31, 2008	23
Filed	—
Resolved	(1)

Balance at June 30, 2008	22

As of June 30, 2008, twenty-two intrastate class actions are pending on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. One of the two actions originally filed in California was dismissed in the second quarter 2008 for failure to prosecute.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
The company believes that the twenty-two class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At June 30, 2008, the company had not established any accruals related to these matters.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
At June 30, 2008, the company has accruals of approximately $28 related to this matter and a receivable of $6.3 for the remaining amount that it expects to be reimbursed by Dow.
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of June 30, 2008, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2008, the Condensed Consolidated Balance Sheet included a liability of

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
$370 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of June 30, 2008.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2007 Annual Report.
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$1,078	$972	$2,269	$1,917
Cumulative translation adjustment	(45)	10	75	22
Net revaluation and clearance of cash flow hedges to earnings	15	(8)	22	(9)
Pension benefit plans	11	27	25	45
Other benefit plans	(14)	(15)	(25)	(28)
Net unrealized (losses) gains on available for sale securities	(5)	12	(9)	12

Total	$1,040	$998	$2,357	$1,959

Note 11. Derivatives and Other Hedging Instruments
The company’s objectives and strategies for holding derivative instruments are included the company’s 2007 Annual Report, at Note 23, “Derivatives and Other Hedging Instruments.” Cash flow ineffectiveness reported in earnings for the three- and six-month periods ended June 30, 2008 was a pretax gain of $2 and $6, respectively. Hedge losses excluded from the assessment of hedge effectiveness for the three- and six-month periods ended June 30, 2008 was $1. There were no reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Beginning balance	$78	$(30)	$48	$66	$(25)	$41

Additions and revaluations of derivatives designated as cash flow hedges	52	(20)	32	92	(34)	58

Clearance of hedge results to earnings	(28)	11	(17)	(56)	20	(36)

Balance at June 30, 2008	$102	$(39)	$63	$102	$(39)	$63

Amounts expected to be reclassified into earnings over the next twelve months	$64	$(24)	$40	$64	$(24)	$40

Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit credit for pensions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$54	$100	$106	$194
Interest cost	325	306	648	611
Expected return on plan assets	(486)	(450)	(971)	(898)
Amortization of unrecognized loss	14	29	28	58
Amortization of prior service cost	4	4	9	9

Net periodic benefit credit	$(89)	$(11)	$(180)	$(26)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to contribute approximately $250 to its pension plans, other than to the principal U.S. pension plan in 2008. As of June 30, 2008, contributions of $148 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2008 to total approximately $107.
As previously disclosed, effective January 1, 2008, benefit accrual for covered full service employees under the principal U.S. pension plan was reduced to approximately one-third of the previous rate. Coincident with this change, company contributions to the principal U.S. defined contribution plan were increased. Contributions to the principal U.S. defined contribution plan were $95 and $27 for the six-months ended June 30, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$7	$9	$14	$17
Interest cost	57	59	114	120
Amortization of unrecognized loss	8	18	16	36
Amortization of prior service benefit	(26)	(39)	(53)	(78)

Net periodic benefit cost	$46	$47	$91	$95

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to make payments of approximately $315 to its other long-term employee benefit plans in 2008. Through June 30, 2008, the company has made benefit payments of $158 related to its long-term employee benefit plans and anticipates additional payments during the remainder of 2008 to total approximately $157.
Note 13. Segment Information
Segment sales include transfers. Segment pretax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains/(losses), corporate expenses and net interest.

			Electronic &
		Coatings &	Communica-
Three Months Ended	Agriculture	Color	tion	Performance	Safety &	Pharma-
June 30,	& Nutrition	Technologies	Technologies	Materials	Protection	ceuticals	Other	Total [1]

2008
Segment sales	$2,541	$1,867	$1,074	$1,810	$1,583	$—	$44	$8,919
Less transfers	—	(16)	(27)	(9)	(25)	—	(5)	(82)

Net sales	2,541	1,851	1,047	1,801	1,558	—	39	8,837
Pretax operating income (loss)	504	247	170	223	302	265	1 [3]	1,712

2007
Segment sales	$2,074	$1,701	$979	$1,679	$1,466	$—	$50	$7,949
Less transfers	—	(14)	(24)	(8)	(24)	—	(4)	(74)

Net sales	2,074	1,687	955	1,671	1,442	—	46	7,875
Pretax operating income (loss)	428	226	176	227	318	241	(37)	1,579

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Electronic &
		Coatings &	Communica-
Six Months Ended	Agriculture	Color	tion	Performance	Safety &	Pharma-
June 30,	& Nutrition	Technologies	Technologies	Materials	Protection	ceuticals	Other	Total [1]

2008
Segment sales	$5,424	$3,512	$2,100	$3,523	$2,948	$—	$84	$17,591
Less transfers	—	(33)	(63)	(23)	(51)	—	(9)	(179)

Net sales	5,424	3,479	2,037	3,500	2,897	—	75	17,412
Pretax operating income (loss)	1,290	437	345	442	574	500	(25)[3]	3,563

2007
Segment sales	$4,524	$3,260	$1,899	$3,268	$2,836	$—	$93	$15,880
Less transfers	—	(28)	(59)	(17)	(47)	—	(9)	(160)

Net sales	4,524	3,232	1,840	3,251	2,789	—	84	15,720
Pretax operating income (loss)	1,079	420	300	377 [2]	609	466	(93)	3,158

[1]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total segment PTOI	$1,712	$1,579	$3,563	$3,158
Net exchange gains/(losses), including affiliates	(29)	8	(184)	(20)
Corporate expenses and net interest	(271)	(279)	(497)	(518)

Income before income taxes and minority interests	$1,412	$1,308	$2,882	$2,620

[2]	Includes a $52 charge in connection with the elastomers antitrust matters. See Note 9 for more information.

[3]	Includes a $51 benefit from a litigation settlement.
Note 14. Subsequent Event
On July 23, 2008, DuPont offered $750 million of 5.000% Senior Notes, which mature on July 15, 2013 and $1,250 million of 6.000% Senior Notes, which mature on July 15, 2018. DuPont may redeem some or all of the 5.000% or the 6.000% Senior Notes at any time at the redemption prices described in the final Prospectus Supplement dated July 25, 2008. The company will use the net proceeds from the sale of the Notes for general corporate purposes. These purposes may include repayment and refinancing of debt, acquisitions, working capital, capital expenditures and repurchases and redemptions of securities.

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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 31. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.
Results of Operations
Overview
Sales increased 12 percent and net income grew 11 percent reflecting strong sales and earnings growth in the Agriculture & Nutrition segment. Total company sales outside the United States grew 18 percent, reflecting continued successful expansion of key businesses into emerging markets, most notably those in Eastern Europe, Brazil, China, and India. Sales in the United States increased 5 percent, reflecting growth in Agriculture & Nutrition. The company experienced a significant acceleration in raw materials, energy and commodities costs which were largely offset by 7 percent higher local selling prices and the company’s continued cost productivity improvement programs. Pre-tax operating income increased 8 percent.
Net Sales
Net sales for the second quarter 2008 were $8.8 billion versus $7.9 billion in the prior year, up 12 percent. The increase principally reflects 7 percent higher local currency selling prices in addition to a 5 percent increase from favorable foreign currency exchange rates. Worldwide sales volume increased 1 percent, as strong sales volumes of agricultural products more than offset lower volumes in certain other product lines, particularly those related to construction and motor vehicle production markets. Portfolio changes resulted in a net 1 percent reduction in worldwide sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	June 30, 2008		Percent Change Due to:
	2008	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2007	Price	Effect	Volume	Portfolio

Worldwide	$8.8	12	7	5	1	(1)
U.S.	3.5	5	9	—	(4)	—
Europe	2.7	18	4	12	3	(1)
Asia Pacific	1.5	18	5	4	11	(2)
Canada & Latin America	1.1	17	6	7	5	(1)
For the six months ended June 30, 2008, net sales were $17.4 billion versus $15.7 billion in the prior year, up 11 percent with a 6 percent increase in local selling prices, and a 5 percent favorable currency exchange. A 1 percent increase in sales volume was offset by a 1 percent reduction resulting from portfolio changes. Growth outside the United States, particularly in emerging markets, was offset by significantly lower U.S. sales volumes for non-agriculture related product lines.

	Six Months Ended
	June 30, 2008		Percent Change Due to:
	2008	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2007	Price	Effect	Volume	Portfolio

Worldwide	$17.4	11	6	5	1	(1)
U.S.	6.8	3	8	—	(5)	—
Europe	5.6	18	5	11	3	(1)
Asia Pacific	2.8	14	5	4	8	(3)
Canada & Latin America	2.2	16	6	9	2	(1)
Other Income, Net
Second quarter 2008 other income, net, totaled $442 million as compared to $364 million in the prior year, an increase of $78 million. The increase is largely attributable to a favorable $51 million litigation settlement. In addition, there were increases of $45 million in equity in earnings of affiliates and $25 million in Cozaar®/Hyzaar® income, partially offset by an increase in net pretax exchange losses of $49 million.
For the six months ended June 30, 2008, other income, net, was $637 million as compared to $680 million last year, a decrease of $43 million. The decrease was primarily attributable to an increase in net pretax exchange losses of $163 million, partially offset by the $51 million litigation settlement, and an increase in equity in earnings of affiliates of $58 million.
Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $6.4 billion in the second quarter 2008 versus $5.6 billion in the prior year, an increase of 15 percent. COGS as a percent of net sales was 73 percent versus 71 percent for the second quarter 2007. The 2 percentage point increase principally reflects significant increases in energy, raw material, finished product distribution costs and a $52 million charge from mark-to-market valuation of open soybean contracts.
COGS for the six months ended June 30, 2008 was $12.4 billion, an increase of 11 percent versus $11.2 billion in the prior year. COGS was 71 percent of net sales, unchanged from the prior year, as significant increases in energy, raw material and finished product distribution costs were offset by the absence of a prior-year litigation charge.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $987 million for the second quarter 2008 versus $884 million in the prior year. Year-to-date SG&A totaled $1,921 million versus $1,730 million in 2007. The increase in SG&A was primarily due to increased global commissions and selling and marketing investments related to the company’s seed business. As a percent of net sales, SG&A for the quarter and year-to-date 2008 periods was 11 percent, essentially unchanged from the prior year.
Research and Development Expense (R&D)
R&D totaled $360 million and $337 million for the second quarter 2008 and 2007, respectively. R&D was approximately 4 percent of net sales for the three-month periods in 2008 and 2007. For the six months ended June 30, 2008, R&D was $690 million versus $647 million last year. R&D spending was constant at about 4 percent of sales for the six-month periods in both years. The company’s expectation is for R&D to increase modestly in 2008 reflecting the growth investment in the seed business within the Agriculture & Nutrition segment.
Interest Expense
Interest expense totaled $94 million in the second quarter 2008 compared to $108 million in 2007. For the six months ended June 30, 2008, interest expense decreased from $207 million in 2007 to $174 million in 2008. The decrease in interest expense for the three- and six-month periods is due to lower average interest rates, partially offset by higher average borrowings.
Provision for Income Taxes
The company’s effective tax rate for the second quarter 2008 was 23.7 percent as compared to 25.6 percent in 2007. The lower effective tax rate in 2008 versus 2007 includes a tax benefit of $26 million for a favorable tax settlement and the impact of a favorable geographic mix of pre-tax earnings.
The company’s effective tax rate for year-to-date 2008 was 21.1 percent as compared to 26.7 percent in 2007. The lower effective tax rate principally relates to the impact of tax associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations of $133 million tax benefit in 2008 and $5 million tax expense in 2007, the favorable tax settlement and a favorable geographic mix of pre-tax earnings. See Note 5 to the interim Consolidated Financial Statements for additional information.
Net Income
Net income for the second quarter of 2008 was $1,078 million versus $972 million in the second quarter 2007, an 11 percent increase. The increase in net income principally reflects higher local prices, favorable currency impact, volume growth outside the United States, a lower effective tax rate and increases in other income, including a favorable litigation settlement of $33 million, net of tax. These gains were partially offset by higher ingredient costs and increased spending for growth initiatives and strategic capacity expansions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
For the six months ended June 30, 2008, net income was $2.3 billion, compared to $1.9 billion in the prior year, up 18 percent. The increase in net income principally reflects 11 percent revenue growth, primarily from higher local selling prices and volume growth outside the U.S., in addition to increased pharmaceuticals income, fixed cost productivity gains, a favorable foreign currency exchange impact, and the absence of a prior-year charge in connection with the elastomers antitrust matters. See Note 9 for more information.
Corporate Outlook
The company increased the lower end of its full year 2008 earnings outlook, narrowing the range to $3.45 to $3.55 per share. The previous earnings outlook was a range of $3.40 to $3.55. First half 2008 earnings per share increased significantly versus prior year, principally reflecting strong growth in agriculture earnings, which are concentrated in the first half of the year. The company expects second half 2008 earnings per share to be modestly lower than last year due to the impact of higher energy and ingredient costs, lower demand in certain developed markets, lower income from asset sales, and a higher effective tax rate. The company expects second half 2008 earnings per share to be about equally split between the third and fourth quarters.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three- and six-month periods ended June 30, 2008 compared with the same periods in 2007. Segment sales include transfers. Segment PTOI is defined as operating income before income taxes, minority interests, exchange gains/ (losses), corporate expenses and interest.
Agriculture & Nutrition – Second quarter 2008 sales of $2.5 billion were 23 percent higher than the same period in 2007, reflecting 15 percent higher USD selling prices and 9 percent volume growth, partly offset by a 1 percent reduction from portfolio changes. The volume growth was driven by higher soybean seed sales in North America due to an increase in planted soybean acreage, continued growth for soy protein products in North America and Latin America, strong demand for corn and cereal herbicides and cereal fungicides in Europe and a successful introduction of Rynaxypyr® insecticide. This volume growth was partially offset by a decrease in corn seed sales in North America due to a decrease in planted corn acreage. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe and Latin America. PTOI for the second quarter was $504 million, an increase of 18 percent compared to the same period in the prior year. The improvement in PTOI for the quarter was primarily due to the higher sales, partially offset by growth investments, higher commodity prices, and a $52 million net charge from mark-to-market valuation of open soybean contracts.
Year-to-date sales were $5.4 billion, a 20 percent increase versus the prior year, reflecting 15 percent higher USD selling prices and 6 percent higher volume, partially offset by a 1 percent reduction from portfolio changes. The increased sales were primarily a result of higher corn seed sales in Europe and Brazil, higher soybean seed sales in North America and strong demand for corn and cereal herbicides and cereal fungicides in Europe. PTOI for the first half of 2008 was $1,290 million, up 20 percent versus $1,079 million in the same period last year, principally due to the higher sales, partially offset by higher production costs and higher spending for research and sales and marketing.
Coatings & Color Technologies - Second quarter 2008 sales of $1.9 billion were up 10 percent compared to the same period in 2007, reflecting 11 percent higher USD selling prices, partially offset by a 1 percent volume decrease. The decrease in volume was primarily due to lower sales of products sold to automotive original equipment manufacturers in North America and Europe and lower sales of titanium dioxide in North America, partially offset by strong sales in emerging markets. The higher USD selling

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
prices primarily reflect favorable currency impact in Europe and Latin America and pricing actions to offset the increases of raw materials costs. Second quarter PTOI of $247 million increased 9 percent when compared to $226 million in the second quarter 2007, primarily due to higher sales and productivity gains.
Year-to-date 2008 sales were $3.5 billion, up 8 percent from the same period last year, reflecting 10 percent higher USD selling prices, partially offset by a 2 percent volume decline. Year-to-date PTOI was $437 million as compared to $420 million last year. Year over year improvement in PTOI reflects pricing programs that offset higher raw material costs and positive currency impacts.
Electronic & Communication Technologies – Sales in the second quarter of $1.1 billion increased 10 percent from the second quarter 2007, reflecting 7 percent higher USD selling prices, 1 percent volume growth and a 2 percent increase due to portfolio changes. The volume growth was mainly driven by higher sales of electronic materials in Europe and Asia Pacific and increased demand for fluoroproducts, particularly in Europe and Latin America. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe and Asia Pacific. Second quarter 2008 PTOI was $170 million as compared to $176 million in the second quarter 2007. The decline in PTOI was primarily due to higher raw materials costs mainly in fluoroproducts, as well as the impact of a $25 million positive adjustment from inventory valuation adjustments in the second quarter of 2007.
Year-to-date sales of $2.1 billion were up 11 percent, reflecting 8 percent higher USD selling prices, 2 percent volume growth and a 1 percent increase from portfolio changes. PTOI was $345 million for the first half of 2008 up 15 percent versus $300 million in the same period during last year. The improvement in PTOI was driven by higher sales, better product mix and improved cost productivity.
Performance Materials – Second quarter sales of $1.8 billion were up 8 percent compared to sales in the second quarter 2007, reflecting 13 percent higher USD selling prices, partially offset by a 5 percent volume decrease. The decrease in volume reflects lower sales of Neoprene due to the capacity reduction associated with the shutdown of the Louisville, Kentucky plant, lower ethylene volume related to a plant maintenance shutdown and lower sales of engineering polymer resins in North America due to the weak automotive market. Higher USD selling prices are mainly driven by pricing actions to offset the increases of raw materials costs, and favorable currency impacts in Europe and Asia Pacific. Second quarter 2008 PTOI was $223 million compared to $227 million in the second quarter 2007. The decline in PTOI was mainly due to lower sales volumes and a rapid acceleration of ingredient costs during the quarter, which were partially offset by price increases.
Year-to-date sales were $3.5 billion versus $3.3 billion in the prior year. The 8 percent increase in sales reflects 13 percent higher USD prices, partially offset by a 4 percent decrease in volume and a 1 percent reduction related to portfolio changes. The decrease in volume reflects lower sales volume of Neoprene, ethylene and engineering polymers resins. PTOI for the first six months of 2008 was $442 million compared to $377 million in 2007. Increased earnings were primarily due to the higher sales and fixed cost productivity partially offset by higher ingredient costs. Additionally, 2007 year-to-date PTOI included a $52 million charge in connection with elastomers antitrust matters. See Note 9 for more information.
Safety & Protection - Second quarter sales of $1.6 billion in 2008 were up 8 percent when compared to the same period in 2007, reflecting 9 percent higher USD selling prices and 2 percent volume growth, partly offset by a 3 percent decline from portfolio changes. The volume growth was driven by strong demand in aramids and higher sales in emerging markets, partially offset by lower sales of products for U.S. residential construction markets. The higher USD selling prices primarily reflect pricing actions, mostly in specialty chemicals, to offset increases of raw materials costs. Second quarter 2008 PTOI was $302 million compared to $318 million in the second quarter 2007. The decline in PTOI was primarily due to higher production costs, higher spending in aramids growth initiatives and the impact of lower volumes related to U.S. residential construction markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Year-to-date sales of $2.9 billion were 4 percent higher than last year, due to 8 percent higher USD selling prices, offset by a 1 percent decline in volume and a 3 percent reduction from a divested business. Decreased volume primarily reflects lower sales of products for U.S. residential construction markets. The higher USD selling prices primarily reflect pricing actions to offset the increases of raw materials costs and positive currency impact in Europe and Latin America. Year-to-date PTOI was $574 million, a decrease of 6 percent from prior year. The decreased earnings were primarily due to higher production costs and the impact of lower volumes related to U.S. residential construction markets.
Pharmaceuticals – Second quarter 2008 PTOI of $265 million compared to $241 million in the second quarter 2007. Year-to-date 2008 PTOI was $500 million compared to $466 million in the prior year.
Other - The company includes embryonic businesses not included in growth platforms, such as applied biosciences and nonaligned businesses in Other. Sales in the second quarter 2008 were $44 million compared to $50 million in the second quarter 2007. PTOI for the second quarter 2008 was $1 million compared to a loss of $37 million in the second quarter 2007. The higher PTOI is mainly due to a benefit of $51 million from a litigation settlement.
Year-to-date sales of $84 million compared to $93 million in the second quarter 2007. Year-to-date pretax operating loss of $25 million compared to pretax operating loss of $93 million in the first half of 2007. The pretax loss for the first half of 2007 included litigation charges for divested businesses of $29 million. The higher PTOI is mainly due to a benefit of $51 million from a litigation settlement.
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
Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $1.5 billion as of June 30, 2008, provide primary liquidity to support all short-term obligations. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $4.2 billion in credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.
The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.
On April 29, 2008, Moody’s Investors Service changed the company’s credit outlook to “Stable” from “Negative.”
Cash used for operating activities was $433 million for the six months ended June 30, 2008 versus $383 million provided during the same period ended in 2007. The $816 million reduction is primarily due to higher working capital needs in the Agriculture & Nutrition segment, partially offset by improved earnings.
Cash used for investing activities was $1,334 million for the six months ended June 30, 2008 compared to $672 million for the same period last year. The $662 million increase was mainly due to increased capital expenditures and the impacts of a weakening U.S. dollar on forward exchange contract settlements.
Purchases of property, plant and equipment (PP&E) for the six months ended June 30, 2008 totaled $892 million, an increase of $271 million compared to the prior year. Most of the increase is attributable to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
higher spending in the Agriculture & Nutrition and Safety & Protection segments. The company expects full-year purchases of PP&E to be higher than the $1.6 billion spent in 2007.
Cash provided by financing activities was $1,740 million for the six months ended June 30, 2008 compared to cash used for financing activities of $535 million in the prior year. The $2,275 million difference was primarily due to the increase in the net proceeds from borrowings and the absence of the purchase of common stock, which were partly offset by the decrease in the proceeds from the exercise of stock options.
Dividends paid to shareholders during the six months ended June 30, 2008 totaled $749 million. In April 2008, the company’s Board of Directors declared a second quarter common stock dividend of $0.41 per share. The second quarter dividend was the company’s 415th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities were $1.5 billion at June 30, 2008, essentially unchanged from the $1.4 billion at December 31, 2007.
Debt
Total debt at June 30, 2008 was $9.8 billion, an increase of $2.5 billion from the $7.3 billion at December 31, 2007. The proceeds from the increased borrowings were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment as well as higher capital expenditures. On July 23, 2008, DuPont offered $750 million of 5.000% Senior Notes due July 15, 2013 and $1,250 million of 6.000% Senior Notes due July 15, 2018. See Note 14 for more information.
Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see page 37 to the company’s 2007 Annual Report, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2007 can be found on page 39 of the company’s 2007 Annual Report. There have been no significant changes to the company’s contractual obligations during the six months ended June 30, 2008.
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

As of June 30, 2008, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
Environmental Proceedings
     Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the EPA issued a Notice and Finding of Violation to DuPont and Lucite International regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of the Clean Air Act (CAA) and, therefore, required the unit be shut down or retrofitted to “best available” technology. Lucite and DuPont are engaged in settlement discussions with EPA and the U.S. Department of Justice (DOJ) that if successful likely will require the unit to be shut down or retrofitted and payment of a penalty. DuPont believes that Lucite should bear the costs of any shutdown or retrofit and penalty. Lucite has notified the company that it will seek indemnity for such costs from DuPont.
     Gibson City, Illinois
Information related to this matter is included on page 12, Item 3 of the Company’s 2007 Annual Report.
     Pascagoula, Mississippi
In October 2002, the First Chemical Corporation (FCC) plant in Pascagoula, Mississippi experienced an explosion at one of its process units — the mononitrotoluene unit — Still Number 1 (MNT Still). The unit overheated, pressure built up in the column and a significant release occurred. No significant injuries occurred, nor was there any significant environmental harm as a result of the incident.
At the time of the October 2002 incident, FCC was not affiliated with DuPont; however, DuPont was in final negotiations for the purchase of ChemFirst, Inc., of which FCC was a subsidiary. After an extensive investigation of the incident by FCC and DuPont, DuPont completed the purchase in November 2002.
Two years after the incident, the EPA began an investigation under the CAA’s “Prevention of Accidental Releases — General Duty of Care” provisions — CAA 112(r). Over the last three years, the EPA has requested significant documentation regarding the incident and the rebuild of the MNT Still. The EPA also requested, and FCC agreed to an independent third-party “process safety management” audit of the FCC facility, seeking information on pre-incident documents as well as the post-incident repair and replacement of the MNT Still.
The EPA referred the matter to DOJ for enforcement action against FCC under the CAA. On June 27, 2008, EPA, DOJ and DuPont agreed on a $731 thousand civil penalty and are finalizing a Consent Decree to resolve this matter.

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
EPA and DuPont are discussing a Consent Decree to resolve this matter that is expected to include a civil penalty.
     TSCA Voluntary Audit
DuPont voluntarily undertook a self-audit concerning reporting of inhalation studies pursuant to Toxic Substances Control Act (TSCA) section 8(e). DuPont voluntarily reported the results of that audit to the EPA. The EPA has reviewed the information submitted under this self-audit and has indicated potential violations exist with respect to some of the submitted studies. Based upon communications with the EPA, the company believes the EPA will seek a penalty.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended June 30, 2008.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on April 30, 2008. A total of 766,577,360 shares of common stock were voted in person or by proxy, representing 85 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the company’s 2008 proxy statement.
1.	Election of Directors. The 12 nominees listed below were elected to serve on the Board of Directors for the ensuing year.

Director	Votes Cast For	Votes Withheld

R. H. Brown	745,352,838	21,224,522
R. A. Brown	744,868,646	21,708,714
B. P. Collomb	745,487,762	21,089,598
C. J. Crawford	728,385,469	38,191,891
A.M. Cutler	742,626,781	23,950,579
J. T. Dillon	739,646,144	26,931,216
E. I. du Pont	744,222,748	22,354,612
M.A. Hewson	745,517,868	21,059,492
C. O. Holliday, Jr.	743,304,883	23,272,477
L. D. Juliber	742,781,163	23,796,197
S. O’Keefe	744,281,352	22,296,008
W. K. Reilly	736,314,324	30,263,036

				Broker
	For	Against	Abstentions	Non-Votes

2. Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm.	748,380,252	5,663,545	12,533,563	—

3. Stockholder proposal requesting the Board of Directors create a committee to report on the community impact of plant closures and mitigation alternatives.	21,327,337	532,038,651	92,223,902	120,977,470

4. Stockholder proposal requesting the Board of Directors report on the advisability of a by-law amendment that the Chairman of the Board shall not serve concurrently as Chief Executive Officer and that whenever possible an independent director serve as Chairman of the Board.	238,131,708	392,668,999	14,799,183	120,977,470

5. Stockholder proposal requesting a Global Warming Right to Know report which may address how the company’s efforts to reduce its impact on global climate change has affected global climate.	18,059,079	536,222,623	91,318,188	120,977,470

6. Stockholder proposal requesting the Board of Directors amend the company’s Human Rights Policy to include respect for and	19,024,073	518,351,180	108,224,637	120,977,470

				Broker
	For	Against	Abstentions	Non-Votes
adherence to seed saving rights of traditional agricultural communities and report on the policy’s implementation.

7. Stockholder proposal requesting the adoption of a policy to give shareholders the opportunity to vote on an advisory resolution to ratify the proxy statement’s Summary Compensation Table (SCT) and accompanying narrative disclosure (but not the Compensation Discussion and Analysis).	275,248,448	344,497,800	25,853,642	120,977,470
Item 6. EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)
Date:	July 28, 2008

By:	/s/Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last revised January 1, 1999 (incorporated by reference to Exhibit 3.2 to the company’s Annual Reporting on Form 10-K for the year ended December 31, 2003).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.2*	Form of Award Terms for time-vested restricted stock units granted to non-employee directors under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2005 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.9*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.10*	Form of Award Terms for stock appreciation rights granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.11*	Form of Award Terms for stock options granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

Exhibit
Number	Description

10.12*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.13*	Form of Award Terms for time-vested restricted stock units granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.14*	Form of Award Terms for performance-based restricted stock units granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.15*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2009.

10.16*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009.

10.17*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.19	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.20*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008.

10.21*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2008, (Incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.22*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2008, (Incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.