Form 10-Q
period 2008-09-30
DUPONT E I DE NEMOURS & CO
filed 2008-10-28
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 902,361,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2008.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$7,297	$6,675	$24,709	$22,395
Other income, net	420	365	1,057	1,045

Total	7,717	7,040	25,766	23,440

Cost of goods sold and other operating charges	5,916	5,161	18,298	16,357
Selling, general and administrative expenses	873	804	2,794	2,534
Research and development expense	360	332	1,050	979
Interest expense	98	113	272	320

Total	7,247	6,410	22,414	20,190

Income before income taxes and minority interests	470	630	3,352	3,250
Provision for income taxes	98	102	706	802
Minority interests in earnings of consolidated subsidiaries	5	2	10	5

Net income	$367	$526	$2,636	$2,443

Basic earnings per share of common stock	$0.40	$0.57	$2.91	$2.64

Diluted earnings per share of common stock	$0.40	$0.56	$2.89	$2.61

Dividends per share of common stock	$0.41	$0.37	$1.23	$1.11

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$1,993	$1,305
Marketable securities	152	131
Accounts and notes receivable, net	7,438	5,683
Inventories	5,635	5,278
Prepaid expenses	161	199
Income taxes	683	564

Total current assets	16,062	13,160

Property, plant and equipment, net of accumulated depreciation (September 30, 2008 - $16,509; December 31, 2007 - $15,733)	11,083	10,860
Goodwill	2,084	2,074
Other intangible assets	2,750	2,856
Investment in affiliates	939	818
Other assets	5,210	4,363

Total	$38,128	$34,131

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,942	$3,172
Short-term borrowings and capital lease obligations	2,953	1,370
Income taxes	197	176
Other accrued liabilities	3,329	3,823

Total current liabilities	9,421	8,541

Long-term borrowings and capital lease obligations	7,402	5,955
Other liabilities	7,233	7,255
Deferred income taxes	955	802

Total liabilities	25,011	22,553

Minority interests	443	442

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2008 - 989,402,000; December 31, 2007 - 986,330,000	297	296
Additional paid-in capital	8,368	8,179
Reinvested earnings	11,458	9,945
Accumulated other comprehensive loss	(959)	(794)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2008 and December 31, 2007)	(6,727)	(6,727)

Total stockholders’ equity	12,674	11,136

Total	$38,128	$34,131

See Notes to Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities
Net income	$2,636	$2,443

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	870	866
Amortization of intangible assets	226	163
Contributions to pension plans	(210)	(233)
Other noncash charges and credits — net	162	157
Change in operating assets and liabilities — net	(3,190)	(1,970)

Cash provided by operating activities	494	1,426

Investing activities
Purchases of property, plant and equipment	(1,406)	(1,019)
Investments in affiliates	(53)	(27)
Payments for businesses — net of cash acquired	(72)	(13)
Proceeds from sales of assets — net of cash sold	23	150
Net increase in short-term financial instruments	(33)	(21)
Forward exchange contract settlements	(117)	(122)
Other investing activities — net	(24)	32

Cash used for investing activities	(1,682)	(1,020)

Financing activities
Dividends paid to stockholders	(1,123)	(1,037)
Net increase in borrowings	2,974	1,330
Repurchase of common stock	—	(1,695)
Proceeds from exercise of stock options	94	431
Other financing activities — net	(37)	(72)

Cash provided by (used for) financing activities	1,908	(1,043)

Effect of exchange rate changes on cash	(32)	32

Increase (decrease) in cash and cash equivalents	$688	$(605)

Cash and cash equivalents at beginning of period	1,305	1,814

Cash and cash equivalents at end of period	$1,993	$1,209

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
Accounting Standards Issued Not Yet Adopted
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007) “Business Combinations” (SFAS 141R) which replaces SFAS No. 141. SFAS 141R addresses the recognition and measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also requires disclosure that enables users of the financial statements to better evaluate the nature and financial effect of business combinations. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will be adopted by the company on January 1, 2009. The company does not believe that at the time of adoption SFAS 141R will have a material impact on its Consolidated Financial Statements. This standard requires significantly different accounting treatment for business combinations than current requirements. Thus, accounting for potential future business combinations after adoption may produce a significantly different result and financial statement impact than under current standards.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). Effective for fiscal years and interim periods beginning after November 15, 2008, the new standard requires enhanced disclosures about derivative and hedging activities that are intended to better convey the purpose of derivative use and the risks managed. A tabular format will display derivatives’ fair values and gain or loss recognized and the classification of those amounts within the financial statements. SFAS 161 will not affect the company’s financial position or results of operations. The new standard solely affects the disclosure of information.
In September 2008, FASB issued FASB Staff Position (FSP) FAS 133-1 and FIN 45-4 which is effective for reporting periods ending after November 15, 2008 and requires additional disclosures on credit derivatives and the payment/performance risk of guarantees accounted for under SFAS 133 and FASB Interpretation No. 45, respectively. FSP FAS 133-1 and FIN 45-4 solely affects the disclosure of information and will not affect the company’s financial position or operations.

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
SFAS 157 establishes the following hierarchy for categorizing these inputs:
Level 1 —	Quoted market prices in active markets for identical assets or liabilities

Level 2 —	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

Level 3 —	Significant unobservable inputs
At September 30, 2008, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:
Financial assets

	September 30,	Fair Value Measurements at September 30, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Derivatives	$273	$—	$273	$—

Available-for-sale securities	21	21	—	—

	$294	$21	$273	$—

Financial liabilities

	September 30,	Fair Value Measurements at September 30, 2008 Using
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Derivatives	$225	$—	$225	$—

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 3. Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cozaar®/Hyzaar® income	$258	$235	$755	$698
Royalty income	31	28	78	75
Interest income	36	38	103	117
Equity in earnings of affiliates	13	2	95	26
Net gains on sales of assets	1	25	15	58
Net exchange gains (losses) [1]	52	(18)	(127)	(34)
Miscellaneous income and expenses, net [2]	29	55	138	105

Total	$420	$365	$1,057	$1,045

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pretax exchange gains and losses are largely offset by the associated tax impact.

[2]	Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.
Note 4. Restructuring Activities
During the three and nine months ended September 30, 2008, there were no significant changes in estimates related to liabilities established for restructuring initiatives recorded in 2006. A complete discussion of all restructuring initiatives is included in the company’s 2007 Annual Report in Note 4, “Restructuring Activities.”
The account balances and activity for the company’s restructuring programs are as follows:

2006
Programs
Balance at December 31, 2007	$70

Employee separation payments	(41)
Credits to income	(5)

Balance at September 30, 2008	$24

As of September 30, 2008, approximately 1,200 employees were separated relating to the 2006 Agriculture & Nutrition refocus plan. There have been no additional employee separations under the Coatings & Color Technologies business transformation plan since December 31, 2007.
Note 5. Provision for Income Taxes
In the third quarter 2008, the company recorded a tax provision of $98, including $85 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $81 of tax benefit related to the hurricane related charge and $18 tax benefit related to favorable tax settlements. Year-to-date 2008 also includes $133 of tax benefit associated with the company’s hedging policy.

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
Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). During the third quarter 2008, the company reduced its global unrecognized tax benefits approximately $180, the majority of the reduction due to the resolution of uncertain tax positions with various tax authorities. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months can not be made.
Note 6. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$367	$526	$2,636	$2,443
Preferred dividends	(3)	(3)	(8)	(8)

Net income available to common stockholders	$364	$523	$2,628	$2,435

Denominator:
Weighted-average number of common shares — Basic	903,134,000	921,106,000	902,131,000	922,958,000

Dilutive effect of the company’s employee compensation plans	4,816,000	8,210,000	5,942,000	8,816,000

Weighted-average number of common shares — Diluted	907,950,000	929,316,000	908,073,000	931,774,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average Number of Stock Options	43,028,000	21,416,000	29,066,000	21,534,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Inventories

	September 30,	December 31,
	2008	2007

Finished products	$3,658	$3,043
Semifinished products	1,684	1,865
Raw materials and supplies	1,118	1,000

	6,460	5,908
Adjustment of inventories to a last-in, first-out (LIFO) basis	(825)	(630)

Total	$5,635	$5,278

Note 8. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the nine-month period ended September 30, 2008.
The gross carrying amounts and accumulated amortization in total and by major class of other intangible assets are as follows:

	September 30, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,417	$(1,321)	$1,096	$2,410	$(1,142)	$1,268
Patents	139	(53)	86	155	(56)	99
Trademarks	58	(18)	40	53	(17)	36
Other	639	(265)	374	536	(237)	299

	3,253	(1,657)	1,596	3,154	(1,452)	1,702

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	$1,154	$—	$1,154	$1,154	$—	$1,154

Total	$4,407	$(1,657)	$2,750	$4,308	$(1,452)	$2,856

The aggregate amortization expense for definitive-lived intangible assets was $54 and $53 for the three-month periods ended September 30, 2008 and 2007, respectively, and $226 and $163 for the nine-month periods ended September 30, 2008 and 2007. The estimated aggregate pretax amortization expense for 2008 and each of the next five years is approximately $280, $290, $275, $260, $210 and $180.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $26 and $23 as of September 30, 2008 and December 31, 2007, respectively. Estimates for warranty costs are based primarily on historical claim experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of September 30, 2008 and December 31, 2007 was $95 and $101, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $95 at September 30, 2008. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At September 30, 2008, the company had directly guaranteed $611 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries and affiliates. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At September 30, 2008 and December 31, 2007, a liability of $134 and $135, respectively, was recorded for these obligations, principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 28 percent of the $276 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2008:

	Short-	Long-
	Term	Term	Total

Obligations for customers, suppliers and other affiliated and unaffiliated companies[1,2]:
Bank borrowings (terms up to 5 years)	$425	$140	$565
Leases on equipment and facilities (terms up to 2 years)	18	—	18
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 5 years)	5	19	24
Leases on equipment and facilities (terms of 1 to 2 years)	—	4	4

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$448	$163	$611

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms from 1 to 18 years)	2	16	18
Consolidation Coal Sales Company (terms from 2 to 3 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	2	119	121

	$450	$282	$732

[1]	Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries, including Conoco and its subsidiaries and affiliates and Consolidation Coal Sales Company. The Restructuring, Transfer and Separation Agreement between DuPont and Conoco requires Conoco to use its best efforts to have Conoco, or any of its subsidiaries, substitute for DuPont. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Master Operating Leases
As of September 30, 2008, the company had one master operating lease program relating to short-lived equipment. In connection with this master operating lease program, the company had residual value guarantees in the amount of $102 at September 30, 2008. The guarantee amounts are tied to the unamortized lease values of the assets under synthetic lease and are due should the company decide neither to renew these leases nor to exercise its purchase option. At September 30, 2008, the company had no liabilities recorded for these obligations. Any residual value guarantee amounts paid to the lessor may be recovered by the company from the sale of the assets to a third party.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2007	14
Filed	—
Resolved	(1)

Balance at March 31, 2008	13
Filed	—
Resolved	(2)

Balance at June 30, 2008	11
Filed	—
Resolved	—

Balance at September 30, 2008	11

At September 30, 2008, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute and the appellate court reinstated the case. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.
At September 30, 2008, there were two shrimp cases in Florida pending against the company. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. The company has appealed. The twenty-six other cases involving damage to shrimp pending against the company in state court in Florida were settled for $2.5 during the second quarter 2007. Separately, plaintiffs filed a motion seeking sanctions for alleged discovery defaults in all twenty-eight of the cases. The court denied most of the sanctions sought by plaintiffs, but did impose on DuPont the reasonable and necessary attorney fees incurred by plaintiffs in moving for sanctions. The company will appeal the ruling once it has been finalized.
During the first half of 2008, three actions pending against the company were resolved. One reopener and one health effects case were effectively dismissed. Plaintiffs failed in their effort to appeal a second reopener case that had been settled in part for $1.2.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of September 30, 2008, the company has incurred costs and expenses of approximately $2,000 associated with these matters. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At September 30, 2008, the company does not have any remaining accruals related to Benlate®.

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
In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The data generated in the monitoring process is subject to a third party peer review. At September 30, 2008, DuPont has accruals of about $0.4 to fund its activities under the EPA MOU and Order on Consent.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2008 and year-end 2011 at a total estimated cost of $24, of which $5 was originally placed in an interest-bearing escrow account. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. The estimated cost of constructing, operating and maintaining these systems is about $21 of which $10 was originally placed in an interest-bearing escrow account. The final two water treatment systems are expected to be brought online in the fourth quarter 2008. At September 30, 2008, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $16, including $11 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at September 30, 2008, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
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
In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. However, the ruling does not prevent the plaintiffs from pursuing individual claims. The plaintiffs have filed a petition seeking leave from the Fourth Circuit Court of Appeals to appeal the ruling.
The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. A ruling on whether the New Jersey cases can proceed as a class action is expected by the first half of 2009. The company is defending itself vigorously against these lawsuits alleging contamination of drinking water sources.
While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.
Consumer Products Class Actions

Number of Cases

Balance at December 31, 2007	23
Filed	—
Resolved	—

Balance at March 31, 2008	23
Filed	—
Resolved	(1)

Balance at June 30, 2008	22
Filed	—
Resolved	—

Balance at September 30, 2008	22

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
As of September 30, 2008, twenty-two intrastate class actions are pending on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. One of the two actions originally filed in California was dismissed in the second quarter 2008 for failure to prosecute. By order of the Judicial Panel on Multidistrict Litigation, all of these actions have been combined for coordinated and consolidated pre-trial proceedings in federal district court for the Southern District of Iowa. Under the court’s latest case management order, a ruling on whether these cases can proceed as class actions is expected by the first half of 2009.
The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing “to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers” and that DuPont has liability based on state law theories of negligence and strict liability. The actions allege that Teflon® contained or released harmful and dangerous substances; including a chemical (PFOA) alleged to have been determined to be “likely” to cause cancer in humans. The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys’ fees and other relief. In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. A ruling on this motion is expected from the Court in 2009. Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages.
The company believes that the twenty-two class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At September 30, 2008, the company had not established any accruals related to these matters.
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
In late March 2007, the EU antitrust authorities issued a Statement of Objections that made antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both responded. In December 2007, the EU antitrust authorities issued their decision, including the imposition of fines against DPE, Dow and DuPont totaling EURO 59.25. In February 2008, DuPont appealed the decision to the EU’s Court of First Instance which has jurisdiction to review the findings and adjust the fine. It is very unlikely that the fine would be increased as a result of the review. In March 2008, the company provisionally paid the fine of EURO 59.25 ($90.9 USD); a portion of the payment may be refunded if the appeal is successful. While a decision on the February 2008 appeal has not been issued, the EU antitrust authorities revised the December 2007 decision by imposing an incremental fine

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
on Dow of EURO 4.425 ($6.5 USD). Dow provisionally paid the incremental fine in the third quarter of 2008 and is seeking reimbursement from DuPont under the agreements between the companies.
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
At September 30, 2008, the company has accruals of approximately $34.5 related to this matter and a receivable of $6.3 for the remaining amount that it expects to be reimbursed by Dow.
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties’ appeal on the merits. A decision on the appeal is not expected until the second half of 2009. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of September 30, 2008, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2008, the Condensed Consolidated Balance Sheet included a liability of $366 relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of September 30, 2008.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2007 Annual Report.
Note 10. Comprehensive Income
The following sets forth the company’s total comprehensive income for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$367	$526	$2,636	$2,443
Cumulative translation adjustment	(101)	53	(26)	75
Net revaluation and clearance of cash flow hedges to earnings	(140)	3	(118)	(6)
Pension benefit plans	6	18	31	63
Other benefit plans	(12)	(22)	(37)	(50)
Net unrealized (losses) gains on available for sale securities	(6)	(8)	(15)	4

Total	$114	$570	$2,471	$2,529

Note 11. Derivatives and Other Hedging Instruments
During the third quarter 2008, the company entered into a cash flow hedge of foreign currency risk. Foreign currency programs involve hedging a portion of foreign currency-denominated revenues outside of the United States. The effects of hedges of foreign currency-denominated revenues are reported on the net sales line of the Consolidated Income Statement. The company’s objectives and strategies for holding derivative instruments are included the company’s 2007 Annual Report, at Note 23, “Derivatives and Other Hedging Instruments.”
Total cash flow ineffectiveness reported in earnings for the three- and nine-month periods ended September 30, 2008 was a pretax loss of $17 and $11, respectively. Hedge losses excluded from the assessment of hedge effectiveness for the nine-month period ended September 30, 2008 was $1. There were no reclassifications to earnings for forecasted transactions that did not occur related to cash flow hedges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
			After-			After-
	Pretax	Tax	Tax	Pretax	Tax	Tax

Beginning balance	$102	$(39)	$63	$66	$(25)	$41

Additions and revaluations of derivatives designated as cash flow hedges	(242)	91	(151)	(150)	57	(93)

Clearance of hedge results to earnings	16	(5)	11	(40)	15	(25)

Balance at September 30, 2008	$(124)	$47	$(77)	$(124)	$47	$(77)

Amounts expected to be reclassified into earnings over the next twelve months	$(81)	$30	$(51)	$(81)	$30	$(51)

Note 12. Employee Benefits
The following sets forth the components of the company’s net periodic benefit credit for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$53	$100	$159	$294
Interest cost	323	308	971	919
Expected return on plan assets	(486)	(450)	(1,457)	(1,348)
Amortization of unrecognized loss	14	30	42	88
Amortization of prior service cost	5	5	14	14

Net periodic benefit credit	$(91)	$(7)	$(271)	$(33)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to contribute approximately $250 to its pension plans, other than to the principal U.S. pension plan in 2008. As of September 30, 2008, contributions of $210 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2008 to total approximately $40.
As previously disclosed, effective January 1, 2008, benefit accrual for covered full service employees under the principal U.S. pension plan was reduced to approximately one-third of the previous rate. Coincident with this change, company contributions to the principal U.S. defined contribution plan were increased. Contributions to the principal U.S. defined contribution plan were $143 and $42 for the nine-months ended September 30, 2008 and 2007, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$7	$8	$21	$25
Interest cost	56	61	170	181
Amortization of unrecognized loss	8	18	24	54
Amortization of prior service benefit	(26)	(39)	(79)	(117)

Net periodic benefit cost	$45	$48	$136	$143

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2007, that it expected to make payments of approximately $315 to its other long-term employee benefit plans in 2008. Through September 30, 2008, the company has made benefit payments of $236 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2008 to total approximately $79.
Note 13. Segment Information
Segment sales include transfers. Segment pretax operating income/(loss) (PTOI) is defined as operating income/(loss) before income taxes, minority interests, exchange gains/(losses), corporate expenses and net interest.

				Electronic &
Three Months Ended	Agriculture &		Coatings & Color	Communication	Performance		Safety &	Pharma-
September 30,	Nutrition		Technologies	Technologies	Materials		Protection	ceuticals	Other		Total [1]

2008
Segment sales	$1,303		$1,757	$1,054	$1,708		$1,529	$—	$45		$7,396
Less transfers	—		(14)	(38)	(11)		(30)	—	(6)		(99)

Net sales	1,303		1,743	1,016	1,697		1,499	—	39		7,297
Pretax operating income (loss)	(21	) [5]	190	137 [5]	(91	) [5]	251 [5]	260	(44)		682

2007
Segment sales	$1,067		$1,649	$935	$1,651		$1,408	$—	$43		$6,753
Less transfers	—		(12)	(31)	(9)		(21)	—	(5)		(78)

Net sales	1,067		1,637	904	1,642		1,387	—	38		6,675
Pretax operating income (loss)	(96)		204	138	196		313	237	(76	) [2]	916

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

				Electronic &
Nine Months Ended	Agriculture &		Coatings & Color	Communication	Performance		Safety &	Pharma-
September 30,	Nutrition		Technologies	Technologies	Materials		Protection	ceuticals	Other		Total [1]

2008
Segment sales	$6,727		$5,269	$3,154	$5,231		$4,477	$—	$129		$24,987
Less transfers	—		(47)	(101)	(34)		(81)	—	(15)		(278)

Net sales	6,727		5,222	3,053	5,197		4,396	—	114		24,709
Pretax operating income (loss)	1,269	[5]	627	482 [5]	351	[5]	825 [5]	760	(69	) [4]	4,245

2007
Segment sales	$5,591		$4,909	$2,834	$4,919		$4,244	$—	$136		$22,633
Less transfers	—		(40)	(90)	(26)		(68)	—	(14)		(238)

Net sales	5,591		4,869	2,744	4,893		4,176	—	122		22,395
Pretax operating income (loss)	983		624	438	573	[3]	922	703	(169	) [6]	4,074

[1]	A reconciliation of the pretax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total segment PTOI	$682	$916	$4,245	$4,074
Net exchange gains/(losses), including affiliates	45	(30)	(139)	(50)
Corporate expenses and net interest	(257)	(256)	(754)	(774)

Income before income taxes and minority interests	$470	$630	$3,352	$3,250

[2]	Includes a $40 litigation related charge in connection with an environmental matter related to a discontinued business. See Note 9 for more details.

[3]	Includes a $52 charge in connection with the elastomers antitrust matters. See Note 9 for more information.

[4]	Includes a $51 benefit from a litigation settlement.

[5]	Includes a $227 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Agriculture & Nutrition — $4; Electronic & Communication Technologies — $2; Performance Materials — $216; and Safety & Protection — $5. See Note 14 for additional information.

[6]	Includes a $55 litigation related charge in connection with an environmental matter related to a discontinued business. See Note 9 for more details.
Note 14. Hurricane Charges
Results of operations in the third quarter of 2008 were affected by two major hurricanes, Ike and Gustav, that struck the Gulf Coast of the United States. As a result, the company recorded a charge of $227 in the third quarter primarily related to the required clean-up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were damaged as a result of the hurricanes. Hurricane charges reduced segment earnings as follows: Agriculture & Nutrition — $4; Electronic & Communication Technologies — $2; Performance Materials — $216; and Safety & Protection — $5. These charges are included in cost of goods sold and other operating charges in the Consolidated Income Statement.

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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 32. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.
Results of Operations
Overview
Results of operations in the third quarter of 2008 were affected by two major hurricanes, Ike and Gustav, that struck the Gulf Coast of the United States. For the third quarter 2008 sales increased 9 percent, but net income declined 30 percent reflecting continuing high costs for key raw materials, energy and transportation, in addition to the impact of hurricanes. A pre-tax charge of $227 million was recorded in the third quarter primarily for required clean up and restoration of manufacturing operations, as well as the write-off of inventory and plant assets that were damaged as a result of the hurricanes. In addition, management expects to make capital expenditures of approximately $120 million to replace damaged plant assets.
Strong sales and earnings improvement continued for the Agriculture & Nutrition segment. Total company sales outside the United States grew 16 percent, reflecting significant Agriculture & Nutrition sales in Brazil and expansion of other key businesses into emerging markets, most notably those in Eastern Europe, China, and India. The company continued to benefit from its cost productivity improvement programs, while spending increased for future growth in key markets, product development, and capacity expansions. Management estimates that the company lost sales of about $80 million in the third quarter due to the hurricanes. Until the company’s plants and the facilities of affected suppliers and customers are restored to pre-hurricane capacity, operating results will be affected.
Net Sales
Net sales for the third quarter 2008 were $7.3 billion versus $6.7 billion in the prior year, up 9 percent, with a 9 percent increase in local selling prices, and a 4 percent favorable currency exchange, partly offset by a 4 percent reduction in worldwide sales volume. Higher local selling prices principally reflect increased sales of agricultural and other value-in-use products, as well as recovery of higher raw material costs. Four percent lower worldwide sales volume reflects a 1 percent increase outside the United States driven by growth in emerging markets, more than offset by significantly lower demand for non-agriculture related product lines in the United States and Western European markets, particularly those related to motor vehicle production and residential construction, and the impact of hurricanes Ike and Gustav.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	September 30, 2008		Percent Change Due to:
	2008
	Net Sales	Percent	Local	Currency
	($ Billions)	Change vs. 2007	Price	Effect	Volume	Portfolio

Worldwide	$7.3	9	9	4	(4)	—
U.S.	2.3	(2)	12	—	(13)	(1)
Europe	2.2	14	5	11	(2)	—
Asia Pacific	1.5	15	9	2	5	(1)
Canada & Latin America	1.3	20	13	4	3	—
For the nine months ended September 30, 2008, net sales were $24.7 billion versus $22.4 billion in the prior year, up 10 percent with a 7 percent increase in local selling prices, a 5 percent favorable currency exchange, partly offset by a 1 percent lower volume and a 1 percent reduction resulting from portfolio changes. Worldwide sales volumes reflect a 3 percent increase outside the United States driven by growth in emerging markets, with significantly lower U.S. sales volumes for non-agriculture related product lines.

	Nine Months Ended
	September 30, 2008		Percent Change Due to:
	2008	Percent
	Net Sales	Change	Local	Currency
	($ Billions)	vs. 2007	Price	Effect	Volume	Portfolio

Worldwide	$24.7	10	7	5	(1)	(1)
U.S.	9.1	1	9	—	(7)	(1)
Europe	7.8	17	5	11	2	(1)
Asia Pacific	4.3	15	6	4	7	(2)
Canada & Latin America	3.5	17	8	7	2	—
Other Income, Net
Third quarter 2008 other income, net, totaled $420 million as compared to $365 million in the prior year, an increase of $55 million. The increase is largely attributable to increases of $70 million in net pre-tax exchange gains and $23 million in Cozaar®/Hyzaar® income, partially offset by a $24 million reduction in income from asset sales and the absence of a $25 million contract termination payment received in 2007.
For the nine months ended September 30, 2008, other income, net, was $1,057 million as compared to $1,045 million last year, an increase of $12 million. The increase was primarily attributable to a $51 million litigation settlement and an increase of $69 million in equity in earnings of affiliates, partially offset by additional net pre-tax exchange losses of $93 million.
Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.9 billion in the third quarter 2008 versus $5.2 billion in the prior year, an increase of 15 percent. COGS as a percent of net sales was 81 percent versus 77 percent for the third quarter 2007. The 4 percentage point increase principally reflects a $227 million charge for hurricane-related damages, significant increases in raw material, energy and freight costs, partly offset by the absence of a $40 million charge in 2007 for litigation related to a discontinued business.
COGS for the nine months ended September 30, 2008 was $18.3 billion, an increase of 12 percent versus $16.4 billion in the prior year. COGS was 74 percent of net sales, an increase of 1 percentage point from the prior year, reflecting the above-referenced charge for hurricane damages and significant increases in raw material, energy and freight costs, partly offset by the absence of a $55 million charge in 2007 for litigation related to a discontinued business.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $873 million for the third quarter 2008 versus $804 million in the prior year. SG&A was approximately 12 percent of net sales for the three-month periods in 2008 and 2007. Year-to-date SG&A totaled $2,794 million versus $2,534 million in 2007. As a percent of net sales, SG&A was 11 percent, essentially unchanged from the prior year. The increase in SG&A was primarily due to increased global commissions and selling and marketing investments related to the company’s seed business and an unfavorable foreign currency impact.
Research and Development Expense (R&D)
R&D totaled $360 million and $332 million for the third quarter 2008 and 2007, respectively. R&D was approximately 5 percent of net sales for the three-month periods in 2008 and 2007. For the nine months ended September 30, 2008, R&D was $1,050 million versus $979 million last year. The increase principally reflects the growth investment in the seed business within the Agriculture & Nutrition segment.
Interest Expense
Interest expense totaled $98 million in the third quarter 2008 compared to $113 million in 2007. For the nine months ended September 30, 2008, interest expense decreased from $320 million in 2007 to $272 million in 2008. The decrease in interest expense for the three- and nine-month periods is due to lower average interest rates, partially offset by higher average borrowings.
Provision for Income Taxes
The company’s effective tax rate for the third quarter 2008 was 20.9 percent as compared to 16.2 percent in 2007. The higher effective tax rate in 2008 versus 2007 principally relates to the impact of tax associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, partially offset by the tax benefit related to the hurricane related charge.
The company’s effective tax rate for year-to-date 2008 was 21.1 percent as compared to 24.7 percent in 2007. The lower effective tax rate principally relates to a favorable geographic mix of pre-tax earnings and favorable tax settlements. See Note 5 to the interim Consolidated Financial Statements for additional information.
Net Income
Net income for the third quarter of 2008 was $367 million versus $526 million in the third quarter 2007, a 30 percent decrease. The decrease in net income principally reflects a $146 million hurricane charge, higher raw material and energy costs, lower sales volume, and increased spending for growth initiatives and strategic capacity expansions. Partly offsetting these factors were higher local selling prices in addition to favorable currency and tax positions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
For the nine months ended September 30, 2008, net income was $2.6 billion, compared to $2.4 billion in the prior year, up 8 percent. The increase in net income principally reflects 10 percent sales growth, primarily from higher local selling prices and volume growth outside the U.S., in addition to increased pharmaceuticals income, fixed cost productivity gains, and a favorable foreign currency exchange impact.
Corporate Outlook
The company expects fourth quarter 2008 earnings to be in the range of $.20 to $.25 per share. The outlook includes estimated earnings impact of about $.10 per share from hurricane-related business interruptions, principally the loss of production and sales from the company’s Orange, Texas plant. The outlook also reflects expected weakening demand in North American and Western European markets.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three- and nine-month periods ended September 30, 2008 compared with the same periods in 2007. Segment sales include transfers. Segment PTOI is defined as operating income/(loss) before income taxes, minority interests, exchange gains/(losses), corporate expenses and interest.
Agriculture & Nutrition — Third quarter 2008 sales of $1.3 billion were 22 percent higher than the same period in 2007, reflecting 19 percent higher USD selling prices and 5 percent volume growth, partly offset by a 2 percent reduction from portfolio changes. The volume growth reflects strong global demand for fungicides and insecticides, higher sales of corn and soybeans in Brazil, and market share gains for oilseeds in Europe. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe, Latin America and Canada. Pretax operating loss for the third quarter was $21 million, an improvement of $75 million when compared to the same period in the prior year. The improvement for the quarter was primarily due to higher sales, partially offset by growth investments and higher commodity prices. In addition, third quarter 2008 results include a $49 million net gain from mark-to-market valuation of soybean contracts. Third quarter 2007 includes $25 million of income from a contract termination.
Year-to-date sales were $6.7 billion, a 20 percent increase versus the prior year, reflecting 15 percent higher USD selling prices and 6 percent higher volume, partially offset by a 1 percent reduction from portfolio changes. The increase in sales was primarily a result of higher corn seed sales in Europe and Brazil, higher soybean seed sales in North America on increased acreage shift from corn, and strong demand for corn and cereal herbicides and cereal fungicides in Europe. Year-to-date PTOI for 2008 was $1,269 million, up 29 percent versus $983 million in the same period last year, principally driven by higher sales and continued progress on fixed cost productivity efforts while continuing to fund strategic growth investments in research and development and sales and marketing.
Coatings & Color Technologies — Third quarter 2008 sales of $1.8 billion were up 7 percent compared to the same period in 2007, reflecting 10 percent higher USD selling prices, partially offset by a 3 percent volume decrease. The decrease in volume was primarily due to lower sales of products sold to automotive original equipment manufacturers in North America and Europe, partially offset by strong sales in emerging markets. The higher USD selling prices primarily reflect favorable currency impact in Europe and Latin America and pricing actions to offset the increases of raw materials costs. Third quarter PTOI of $190 million decreased 7 percent when compared to $204 million in the third quarter 2007, primarily due to lower sales volumes and significantly higher distribution and raw materials costs during the quarter, which were partially offset by price increases.
Year-to-date 2008 sales were $5.3 billion, up 7 percent from the same period last year, reflecting 10 percent higher USD selling prices, partially offset by a 3 percent volume decline. Year-to-date PTOI was

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
$627 million as compared to $624 million last year. Year over year improvement in PTOI reflects pricing programs that offset higher raw material costs, positive currency impact, and strong sales in emerging markets.
Electronic & Communication Technologies — Sales in the third quarter 2008 of $1.1 billion increased 13 percent from the third quarter 2007, reflecting 12 percent higher USD selling prices and 2 percent increase due to portfolio changes, partially offset by a 1 percent decrease in volume. Sales reflect lower demand for fluoroproducts in North America, partially offset by higher sales of electronic materials in emerging markets and increased demand for photovoltaic products. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe and Asia Pacific. Third quarter 2008 PTOI was $137 million as compared to $138 million in the third quarter 2007, as higher prices offset the impact of the increase in raw material costs.
Year-to-date sales of $3.2 billion were up 11 percent, reflecting 9 percent higher USD selling prices, 1 percent volume growth and a 1 percent increase from portfolio changes. The volume growth was mainly driven by higher sales in emerging markets. Year-to-date PTOI was $482 million for 2008 up 10 percent versus $438 million in the same period during last year. The improvement in PTOI was driven by higher sales of electronic products and strong demand in emerging markets.
Performance Materials — Third quarter 2008 sales of $1.7 billion were up 3 percent compared to sales in the third quarter 2007. During the third quarter, manufacturing operations and distribution centers along the Gulf Coast, particularly the Orange, Texas manufacturing site, were disrupted by a major hurricane. As a result, the company declared force majeure for its ethylene copolymers and certain other ethylene-based product lines impacting sales volumes in third quarter. Cleanup and recovery work is underway. Force majeure will remain in effect until the company’s operations and supply chains are restored to pre-hurricane capacity. The decrease in volume also reflects lower sales of Neoprene due to the capacity reduction associated with the shutdown of the Louisville, Kentucky plant and lower sales volumes in most regions due to economic softness. Higher USD selling prices during the quarter, mainly driven by pricing actions to offset the increases of raw materials costs, were not sufficient to offset the impact of sharply rising ingredient costs. Third quarter 2008 pre-tax operating loss was $91 million compared to PTOI of $196 million in the third quarter 2007. The decline in PTOI was mainly due to a pre-tax charge of $216 million for costs associated with required clean-up, restoration of manufacturing operations and lost inventory from hurricanes, lower sales volumes associated with economic weakness and impact of hurricanes, and a rapid acceleration of ingredient costs during the quarter, which were partially offset by price increases.
Year-to-date sales were $5.2 billion versus $4.9 billion in the prior year. The 6 percent increase in sales reflects 13 percent higher USD prices, partially offset by a 6 percent decrease in volume and a 1 percent reduction related to portfolio changes. The decrease in volume reflects economic softness and lower sales volume of Neoprene and ethylene due to a scheduled maintenance shutdown and the hurricane impacts. Year-to-date PTOI for 2008 was $351 million compared to $573 million in 2007. The decreased earnings were primarily due to a hurricane-related pre-tax charge of $216 million, lower sales volumes associated with the economic slowdown, and higher ingredient costs, partially offset by fixed cost productivity improvements and higher selling prices. Additionally, 2007 year-to-date PTOI included a $52 million charge in connection with elastomers antitrust matters.
Safety & Protection — Third quarter sales of $1.5 billion in 2008 were up 9 percent when compared to the same period in 2007, reflecting 13 percent higher USD selling prices, partly offset by a 4 percent decline in volume. The higher USD selling prices primarily reflect pricing actions, mostly in specialty chemicals, to offset increases of raw materials costs. The decrease in volume was mainly due to lower sales to U.S. residential construction markets, partially offset by strong demand in aramids and higher sales in emerging markets. Third quarter 2008 PTOI was $251 million compared to $313 million in the third quarter 2007. The decline in PTOI was primarily due to higher spending in aramids growth initiatives and the impact of lower sales to U.S. residential construction markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Year-to-date sales of $4.5 billion were 5 percent higher than last year, due to 10 percent higher USD selling prices, offset by a 3 percent decline in volume and a 2 percent reduction from a divested business. Decreased volume primarily reflects lower sales of products for U.S. residential construction markets. The higher USD selling prices primarily reflect pricing actions to offset the increases of raw materials costs and positive currency impact in Europe and Latin America. Year-to-date PTOI was $825 million compared to $922 million in 2007. The decreased earnings were primarily due to higher production costs and the impact of lower volumes related to U.S. residential construction markets.
Pharmaceuticals — Third quarter 2008 PTOI of $260 million compared to $237 million in the third quarter 2007. Year-to-date 2008 PTOI was $760 million compared to $703 million in the prior year.
Other — The company includes embryonic businesses not included in growth platforms, such as applied biosciences and nonaligned businesses, in Other. Sales in the third quarter 2008 were $45 million compared to $43 million in the third quarter 2007. Pretax operating loss for the third quarter 2008 was $44 million compared to a loss of $76 million in the third quarter 2007. The improvement for the quarter was mainly due to the absence of a $40 million charge recorded in 2007 for litigation related to a discontinued business.
Year-to-date sales of $129 million compared to $136 million in the third quarter 2007. Year-to-date pretax operating loss of $69 million compared to pretax operating loss of $169 million in 2007. The improvement for the year was mainly due to a benefit of $51 million from a litigation settlement in 2008 and the absence of a $55 million charge recorded in 2007 for litigation related to a discontinued business.
Liquidity & Capital Resources
While the global capital markets recently experienced unprecedented adverse conditions, management continues to believe that the company’s ability to generate cash and access the capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments and other cash needs. The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s current strong financial position, liquidity and credit ratings provide access to the capital markets despite the current crisis. The company is closely monitoring its liquidity as well as the condition of the capital markets and can not predict with any certainty the impact on the company of further disruption in these markets.
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company’s pension and other long-term employee benefit plans. While the company is closely monitoring the capital markets, management reviews these two key assumptions annually as of December 31st. By law no contributions are currently required to be made to the principal U.S. pension plan in 2008 and no contributions are currently anticipated. Contributions beyond 2008 are not currently determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets.
Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $2.1 billion as of September 30, 2008, provide primary liquidity to support all short-term obligations. In the unlikely event that the company would not be able to meet its short-term liquidity needs, the company has access to approximately $2.7 billion in credit lines with several major financial institutions. These credit lines are primarily multi-year facilities.
The company continually reviews its debt portfolio for appropriateness and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.
On April 29, 2008, Moody’s Investors Service changed the company’s credit outlook to “Stable” from “Negative”.
Cash provided by operating activities was $494 million for the nine months ended September 30, 2008 versus $1,426 million provided during the same period ended in 2007. The $932 million reduction is primarily due to higher inventories in most of the platforms and an increase in payments associated with the Agriculture & Nutrition segment’s accrued growers compensation for harvested parent seed.
Cash used for investing activities was $1,682 million for the nine months ended September 30, 2008 compared to $1,020 million for the same period last year. The $662 million increase was mainly due to increased capital expenditures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Purchases of property, plant and equipment (PP&E) for the nine months ended September 30, 2008 totaled $1,406 million, an increase of $387 million compared to the prior year. Most of the increase is attributable to higher spending in the Agriculture & Nutrition and Safety & Protection segments. The company expects full-year purchases of PP&E to be higher than the $1.6 billion spent in 2007.
Cash provided by financing activities was $1,908 million for the nine months ended September 30, 2008 compared to cash used for financing activities of $1,043 million in the prior year. The $2,951 million difference was primarily due to the increase in the net proceeds from borrowings and the absence of the purchase of common stock, which were partly offset by the decrease in the proceeds from the exercise of stock options.
Dividends paid to shareholders during the nine months ended September 30, 2008 totaled $1,123 million. In July 2008, the company’s Board of Directors declared a third quarter common stock dividend of $0.41 per share. The third quarter dividend was the company’s 416th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities were $2.1 billion at September 30, 2008, an increase of $0.7 billion from the $1.4 billion at December 31, 2007. The increase reflects the net cash generated from borrowings and earnings less expenditures for working capital, capital projects and dividends.
Debt
Total debt at September 30, 2008 was $10.3 billion, an increase of $3.0 billion from the $7.3 billion at December 31, 2007. The proceeds from the increased borrowings were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment.
Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see page 37 to the company’s 2007 Annual Report, and Note 9 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2007 can be found on page 39 of the company’s 2007 Annual Report. The company’s contractual obligations at September 30, 2008 have increased approximately $2.2 billion versus the prior year. The increase is primarily attributable to the principal and interest components of the third quarter offering of $750 million of 5.00% Senior Notes due July 15, 2013 and $1,250 million of 6.00% Senior Notes due July 15, 2018.
PFOA
Information related to PFOA can be found on pages 44 and 45 in the company’s 2007 Annual Report and Note 9 to the company’s interim Consolidated Financial Statements under the heading PFOA.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 46 and 47 of the company’s 2007 Annual Report for information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.
During the third quarter 2008, the company entered into a cash flow hedge of foreign currency risk to hedge a portion of anticipated foreign currency revenues so that gains and losses on these contracts offset changes in the related foreign currency-denominated revenues. See also Note 10 and 11 to the interim Consolidated Financial Statements.

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

As of September 30, 2008, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.
b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
Environmental Proceedings
     Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the EPA issued a Notice and Finding of Violation to DuPont and Lucite International regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of the Clean Air Act (CAA) and, therefore, required the unit be shut down or retrofitted to “best available” technology. Lucite and DuPont are engaged in settlement discussions with EPA and the U.S. Department of Justice (DOJ) and have reached an agreement in principle that requires the unit be shut down by April 2010 and assesses a penalty of $2 million. DuPont believes that Lucite should bear the costs of any shutdown or retrofit and penalty. Lucite has notified the company that it will seek indemnity for such costs from DuPont.
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
During the third quarter 2008, EPA, DuPont, and DuPont’s subsidiary, Griffin LLC, reached a settlement of all claims related to the facts alleged in EPA’s June 2007 notice of violation. As part of this settlement, Griffin LLC paid an administrative fine of $768,690.00 and DuPont paid an administrative fine of $108,910.00.
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

     West Virginia Department of Environmental Protection
On July 31, 2008, the West Virginia Department of Environmental Protection (WVDEP) notified DuPont that it was seeking a penalty for alleged violations of the Solid Waste Management and Water Pollution Control Acts from 2004 to present at DuPont’s Washington Works site and two landfills in Wood County, West Virginia. The alleged violations include exceedances of discharge permit parameters, releases to the environment reported to the agency, and failing to comply with construction and operation permit requirements at one of the landfills. DuPont is in discussions with the WVDEP about this matter.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended September 30, 2008.
Item 6. EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY (Registrant)

Date: October 28, 2008

By:	/s/ Jeffrey L. Keefer
Jeffrey L. Keefer Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last amended effective August 1, 2008.

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.2*	Form of Award Terms for time-vested restricted stock units granted to non-employee directors under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.9 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.9*	Form of Award Terms for stock appreciation rights granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.10 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.10*	Form of Award Terms for stock options granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.11*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibit 10.12 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.12*	Form of Award Terms for time-vested restricted stock units granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

Exhibit
Number	Description

10.13*	Form of Award Terms for performance-based restricted stock units granted under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.14*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.15*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.16*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.17*	Letter Agreement and Employee Agreement, dated as of July 30, 2004, as amended, between the company and R. R. Goodmanson (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004).

10.18	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.19*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.20*	Company’s Salary Deferral & Savings Restoration Plan, as last amended effective January 1, 2008, (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.21*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2008, (incorporated by reference to Exhibit 10.16 to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.