Form 10-K
period 2008-12-31
DUPONT E I DE NEMOURS & CO
filed 2009-02-12
CIK 30554

2008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2008, was approximately $38.6 billion.

As of January 31, 2009, 902,530,000 shares (excludes 87,041,000 shares of treasury stock) of the company’s common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated
By Reference
In Part No.

The company’s Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 29, 2009	III

[This page intentionally left blank]

E. I. du Pont de Nemours and Company

Form 10-K

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company’s definitive 2009 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1. BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and innovation across a range of disciplines, including agriculture and industrial biotechnology, chemistry, biology, materials science and manufacturing. The company operates globally and offers a wide range of innovative products and services for markets including agriculture and food, building and construction, electronics and communications, general industrial, and transportation. Total worldwide employment at December 31, 2008, was approximately 60,000 people.

The company is strategically aligned into five market- and technology-focused growth segments consisting of Agriculture & Nutrition; Coatings & Color Technologies; Electronic & Communication Technologies; Performance Materials; and Safety & Protection. In addition to the five growth segments, the company’s reportable segments include Pharmaceuticals. The company includes embryonic businesses not included in the growth segments, such as applied biosciences and nonaligned businesses in Other.

Information describing the business of the company can be found on the indicated pages of this report:

The company has operations in approximately 90 countries worldwide and about 64 percent of consolidated net sales are made to customers outside the United States of America (U.S.). Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities and some are distributors of products manufactured by the company.

Sources of Supply
The company utilizes numerous suppliers as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

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

The major commodities, raw materials and supplies for the company’s reportable segments in 2008 include the following:

  Agriculture & Nutrition:
benzene and carbamic acid related intermediates; copper; insect control products; natural gas; soybeans; soy flake; soy lecithin; sulfonamides; corn and soybean seeds

Part I

Item 1. Business, continued

  Coatings & Color Technologies:
chlorine; solvents; isocyanates; industrial gases; pigments; resins; titanium ore

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
alumina hydroxide; ammonia; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; natural gas; paraphenylenediamine; polyester fiber; propylene; sulfur; terephthaloyl chloride; wood pulp

No commodities or raw materials are purchased for the Pharmaceutical segment. This segment’s revenues arise from licensing arrangements for Cozaar® and Hyzaar® antihypertensive drugs, which are manufactured and distributed by Merck & Co. (Merck).

DuPont has contracts with Computer Sciences Corporation (CSC) and Accenture LLP (Accenture) to provide certain services for the company. CSC operates a majority of the company’s global information systems and technology infrastructures and provides selected applications and software services. CSC is contracted to provide these services through December 2014. Accenture provides selected applications, software services and enterprise resource planning solutions designed to enhance the company’s manufacturing, marketing, distribution and customer service. Accenture is contracted to provide these services through December 2011.

In November 2005, DuPont contracted with Convergys Corporation to provide the company with global human resources transactional services including employee development, workforce planning, compensation management, benefits administration and payroll. As of December 31, 2008, some of the services associated with this contract are in place and are operating, including preparation of payroll in the U.S. and Puerto Rico. All services associated with this contract are scheduled to be operating in 2010. Convergys Corporation is contracted to provide services through 2018.

Backlog
In general the company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the company’s ability to achieve any particular level of revenue or financial performance.

Intellectual Property
The company believes that its intellectual property estate provides it with an important competitive advantage. It has an established global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from this estate.

The company has a large portfolio of and is licensed under various patents. These definite-lived patents cover many products, processes and product uses. These patents protect many aspects of the company’s significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. The company owns approximately 21,000 worldwide patents and approximately 17,000 worldwide patent applications. In 2008, the company was granted about 500 U.S. patents and about 1,500 international patents. The company’s rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable

Part I

Item 1. Business, continued

segment. For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 33 of this report.

The environment in which Pioneer and the rest of the companies within the seed industry compete is increasingly affected by new patents, patent positions, patent lawsuits and the status of various intellectual property rights. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, are important to Pioneer and its competitors. No single patent owned by Pioneer or its competitors is essential to Pioneer’s ability to compete. However, Pioneer will continue to address freedom to operate issues by enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms. During 2007, Pioneer entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests. See the Contractual Obligations table on page 38 for more information.

The company has approximately 1,800 unique trademarks for its products and services and approximately 17,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPonttm (the “DuPont Brand Trademarks”); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers and dispersions; Corian® surfaces; Kevlar® high strength material; and Tyvek® protective material. The company actively pursues licensing opportunities for selected trademarks at the retail level.

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

Major Customers
The company’s sales are not materially dependent on a single customer or small group of customers. However, collectively, Coatings & Color Technologies and Performance Materials have several large customers, primarily in the motor vehicle original equipment manufacturer (OEM) industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segments’ operating results.

Part I

Item 1. Business, continued

Competition
As a science and technology based company, DuPont competes on a variety of factors such as product quality and performance or specifications, continuity of supply, price, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided.

Major competitors include diversified industrial companies principally based in the U.S., Western Europe, Japan, China, Korea and India. In the aggregate, these competitors offer a wide range of products from agricultural, commodity and specialty chemicals to plastics, fibers and advanced materials. The company also competes in certain markets with smaller, more specialized firms who offer a narrow range of products or converted products that functionally compete with the company’s offerings.

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

DuPont, reflecting the company’s global interests, also operates more than 20 additional research and development facilities at locations outside the U.S., with major facilities located in Sao Paulo, Brazil; Kingston, Canada; Shanghai, China; Meyrin, Switzerland; Seoul, Korea; Wuppertal, Germany; and Utsunomiya, Japan. A new research and development facility was opened in Hyderabad, India in 2008 to better serve the Asia Pacific market.

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

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy as provided by the growth segments. All research and development activities are administered by senior research and development management to ensure consistency with the business and corporate strategy. The future of the company is not dependent upon the outcome of any single research program.

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, on page 21 of this report.

Part I

Item 1. Business, continued

Facility Security
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 43 for a discussion of facility security.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on page 11, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 24-25, 40-43 and (3) Notes 1 and 19 to the Consolidated Financial Statements.

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

Part I

Item 1A. Risk Factors, continued

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
The company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company. An adverse outcome in any one or more of these matters could be material to the company’s financial results.

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
The company is subject to various laws and regulations around the world governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of its operations, including its past operations and operations of divested businesses, the company could incur substantial costs, including cleanup costs. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company’s accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs.

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

Part I

Item 1A. Risk Factors, continued

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

Conditions in the global economy and global capital markets may adversely affect the company’s results of operations, financial condition, and cash flows.
The company’s business and operating results have been and will continue to be affected by the global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy. The company’s customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to the company. If the global recession continues for significant future periods or deteriorates significantly, the company’s results of operations, financial condition and cash flows could be materially adversely affected.

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

Part I

Item 1A. Risk Factors, continued

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

Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company’s property, plant and equipment and leases is contained in Notes 10, 19 and 24 to the Consolidated Financial Statements

The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 sites in total. The more significant sites are listed by their applicable segment(s) as set forth below:

Agriculture & Nutrition

U.S.	Mobile, AL; Valdosta, GA; El Paso, IL; Gibson City, IL; Pryor, OK; Manati, Puerto Rico; Memphis, TN; LaPorte, TX
Asia Pacific	Shanghai, China; Salvi, India
Europe	Ieper, Belgium; Aahrus, Denmark; Cernay, France; Asturias, Spain
Latin America	Camacari, Brazil; Esteio, Brazil; Lerma, Mexico

Coatings & Color Technologies

U.S.	Edgemoor, DE; Starke, FL; Mount Clemens, MI; Delisle, MS; New Johnsonville, TN; Houston, TX; Front Royal, VA
Asia Pacific	Changchun, China; Jiading, China; Kuan Yin, Taiwan
Europe	Mechelen, Belgium; Wuppertal, Germany
Latin America	Sao Paulo, Brazil; Altamira, Mexico

Electronic & Communication Technologies

U.S.	El Dorado, AK; Santa Barbara, CA; Fort Madison, IA; Louisville, KY; Fayetteville, NC; Research Triangle Park, NC; Deepwater, NJ; Parlin, NJ; Buffalo, NY; Rochester, NY; Circleville, OH; Dayton, OH; Towanda, PA; Manati, Puerto Rico; Bayport, TX; Corpus Christi, TX; LaPorte, TX; Logan, UT; Parkersburg, WV
Asia Pacific	Changshu, China; Shenzhen, China; Madurai, India; Chiba, Japan; Shimizu, Japan; Hsinchu, Taiwan; Taoyuan, Taiwan
Europe	Luxembourg; Mechelen, Belgium; Neu Isenburg, Germany; Dordrecht, The Netherlands; Bristol, UK; East Kilbride, UK; Ruabon, UK

Performance Materials

U.S.	Newark, DE; LaPlace, LA; Fayetteville, NC; Deepwater, NJ; Ashland, OH ; Charleston, SC; Florence, SC; Chattanooga, TN; Beaumont, TX; LaPorte, TX; Orange, TX; Victoria, TX; Hopewell, VA; Richmond, VA; Parkersburg, WV
Asia Pacific	Shenzen, China; Salvi, India; Chiba, Japan; Gifu, Japan; Ibaraki, Japan; Utsunomiya, Japan; Ulsan, Korea; Singapore
Europe	Antwerp, Belgium; Mechelen, Belgium; Uentrop, Germany; Luxembourg; Dordrecht, The Netherlands
Latin America	Berazategui, Argentina

Part I

Item	2. Properties, continued

Safety & Protection

U.S.	Red Lion, DE; Stratco, KS; Wurtland, KY; Burnside, LA; LaPlace, LA; Pascagoula, MS; Belco, NJ; Deepwater, NJ; Linden, NJ; Buffalo, NY; Niagara Falls, NY; Fort Hill, OH; Memphis, TN; Old Hickory, TN; Baytown, TX; Beaumont, TX; El Paso, TX; James River, VA; Richmond, VA; Belle, WV
Asia Pacific	Guangzhou, China; Ulsan, Korea
Europe	Villers-St. Paul, France; Luxembourg; Asturias, Spain; Sudbury, UK
Canada	Thetford Mines

The company’s plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 78, 83, and 84 percent in 2008, 2007 and 2006, respectively. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

Environmental Proceedings
Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice and Finding of Violation to DuPont and Lucite International (Lucite) regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of the Clean Air Act (CAA) and, therefore, required the unit be shut down or retrofitted to “best available” technology. Lucite, DuPont, EPA and U.S. Department of Justice (DOJ) have reached an agreement in principle that requires the unit be shut down by April 2010 and a penalty of $2 million. DuPont believes that Lucite should bear the costs of any shutdown and penalty. Lucite has notified the company that it will seek indemnity for such costs from DuPont.

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

West Virginia Department of Environmental Protection
On July 31, 2008, the West Virginia Department of Environmental Protection (WVDEP) notified DuPont that it was seeking a penalty for alleged violations of the Solid Waste Management and Water Pollution Control Acts from 2004 to present at DuPont’s Washington Works site and two landfills in Wood County, West Virginia. The alleged violations include exceedances of discharge permit parameters, releases to the environment reported to the agency, and failing to comply with construction and operation permit requirements at one of the landfills. An agreement in

Part I

Item 3. Legal Proceedings, continued

principle has been reached to settle this matter for a penalty of $1.1 million and Supplemental Environmental Projects involving expenditures of $500,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part I

Item 4. Submission of Matters to a Vote of Security Holders, continued

Executive Officers of the Registrant
The following is a list, as of February 12, 2009, of the company’s Executive Officers:

		Executive
	Age	Officer Since
Chief Executive Officer:
Ellen J. Kullman	53	2006

Other Executive Officers:

James C. Borel,	53	2004
Group Vice President – DuPont Agriculture

Thomas M. Connelly, Jr.,	56	2000
Executive Vice President and Chief Innovation Officer

Richard R. Goodmanson,	61	1999
Executive Vice President and Chief Operating Officer

W. Donald Johnson	61	2008
Senior Vice President – DuPont Human Resources

Jeffrey L. Keefer,	56	2006
Executive Vice President and Chief Financial Officer

Thomas L. Sager	58	2008
Senior Vice President and General Counsel

The company’s Executive officers are elected or appointed for the ensuing year or for an indefinite term and until their successors are elected or appointed.

Ellen J. Kullman joined DuPont in 1988 as marketing manager and progressed through various roles as global business director and was named Vice President and General Manager of White Pigment & Mineral Products in 1995. In 2000, Ms. Kullman was named Group Vice President and General Manager of several businesses and new business development. She became Group Vice President-DuPont Safety & Protection in 2002. In June 2006, Ms. Kullman was named Executive Vice President and assumed leadership of Marketing & Sales along with Safety and Sustainability. She was appointed President on October 1, 2008 and became Chief Executive Officer on January 1, 2009.

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed Vice President and General Manager-DuPont Crop Protection later that year. In January 2004, he was named Senior Vice President-DuPont Global Human Resources. In February 2008, Mr. Borel was named Group Vice President-DuPont with responsibility for production agriculture.

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

Part I

Item 4. Submission of Matters to a Vote of Security Holders, continued

W. Donald Johnson joined DuPont in 1974 and has held a variety of technical and manufacturing assignments in fibers. In 1997 he was appointed Vice President and General Manager-DuPont Advanced Fiber Systems and DuPont Nylon and in 1999 he became the Group Vice President for Nylon Worldwide. From 2001 until 2006 when he was transferred to Japan, he had responsibilities for DuPont operations and engineering. He was named to Senior Vice President-DuPont Human Resources in February 2008.

Jeffrey L. Keefer joined DuPont in 1976 as a financial analyst in corporate finance. In 1982, he accepted a field sales assignment and was appointed customer service manager in 1985. He advanced through various sales and management assignments and in February 1999 he was named Vice President and General Manager–DuPont Titanium Technologies. In January 2004, he was named Group Vice President–DuPont Performance Materials. In June 2006, he was named Executive Vice President–DuPont Finance and Chief Financial Officer.

Thomas L. Sager joined DuPont in 1976 as an attorney in the labor and securities group. In 1998 he was named Chief Litigation Counsel and assumed oversight responsibility for all company litigation matters. He was named Vice President and Assistant General Counsel in 1999. In July 2008, he was appointed Senior Vice President and General Counsel.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity and Related Stockholder Matters
The company’s common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was 87,729 at January 31, 2009.

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

The company’s quarterly high and low trading stock prices and dividends per common share for 2008 and 2007 are shown below.

	Market Prices
			Per Share
			Dividend
2008	High	Low	Declared
Fourth Quarter	$41.15	$21.32	$0.41
Third Quarter	48.22	39.45	0.41
Second Quarter	52.49	42.36	0.41
First Quarter	48.08	41.26	0.41

2007

Fourth Quarter	$50.42	$42.25	$0.41
Third Quarter	53.90	45.75	0.37
Second Quarter	53.25	48.44	0.37
First Quarter	53.67	47.58	0.37

Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, continued

Stock Performance Graph

The following graph presents the cumulative five-year total return for the company’s common stock compared with the S&P 500 Stock Index and a self-constructed peer group of companies. Recognizing that strong science capabilities are the driving force behind the company’s transformation over the past decade, management chose a new peer group for 2008 that includes more research intensive companies with a scientific focus versus commodity-based chemical companies. The peer group companies for the year ended December 31, 2008 are 3M Company; Abbott Laboratories; Air Products & Chemicals, Inc.; Baxter International Inc.; The Boeing Company; Caterpillar Inc.; Eastman Kodak Company; Emerson Electric Co.; Hewlett-Packard Company; Honeywell International Inc.; Ingersoll-Rand Company Limited; Johnson & Johnson; Johnson Controls, Inc.; Kimberly-Clark Corporation; Merck & Company, Inc.; Monsanto Company; Motorola Inc.; The Procter & Gamble Company; Rohm and Haas Company; and United Technologies Corporation. For comparison, the company’s old peer group companies were 3M Company, Alcoa Inc.; BASF Corporation; The Dow Chemical Company; Eastman Kodak Company; Ford Motor Company; General Electric Company; Hewlett-Packard Company; Monsanto Company; Motorola, Inc.; PPG Industries, Inc.; Rohm and Haas Company; and United Technologies Corporation.

Stock Performance Graph

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
DuPont	$100	$110	$99	$117	$109	$66
S&P 500 Index	$100	$111	$116	$135	$142	$90
New Peer Group	$100	$110	$118	$140	$166	$122
Old Peer Group	$100	$114	$118	$133	$151	$82

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2003 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part II

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2008	2007	2006		2005	2004
Summary of operations
Net sales	$30,529	$29,378	$27,421		$26,639	$27,340
Income before income taxes and minority interests	$2,391	$3,743	$3,329		$3,563	$1,442
Provision for (benefit from) income taxes	$381	$748	$196		$1,470	$(329)
Net income	$2,007	$2,988	$3,148		$2,056	$1,780

Basic earnings per share of common stock	$2.21	$3.25	$3.41		$2.08	$1.78
Diluted earnings per share of common stock	$2.20	$3.22	$3.38		$2.07	$1.77

Financial position at year-end
Working capital	$5,601	$4,619	$4,930		$4,986	$7,272
Total assets	$36,209	$34,131	$31,777	[1]	$33,291	$35,632
Borrowings and capital lease obligations
Short-term	$2,012	$1,370	$1,517		$1,397	$937	[2]
Long-term	$7,638	$5,955	$6,013		$6,783	$5,548
Stockholders’ equity	$7,125	$11,136	$9,422	[1]	$8,962	$11,377

General
For the year
Purchases of property, plant & equipment and investments in affiliates	$2,033	$1,698	$1,563		$1,406	$1,298
Depreciation	$1,169	$1,158	$1,157		$1,128	$1,124
Research and development (R&D) expense	$1,393	$1,338	$1,302		$1,336	$1,333
Average number of common shares outstanding (millions)
Basic	902	917	921		982	998
Diluted	907	925	929		989	1,003
Dividends per common share	$1.64	$1.52	$1.48		$1.46	$1.40
At year-end
Employees (thousands)	60	60	59		60	60
Closing stock price	$25.30	$44.09	$48.71		$42.50	$49.05
Common stockholders of record (thousands)	88	92	84		101	106

[1]	On December 31, 2006, the company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” Total assets and stockholders’ equity were reduced by $2,159 million and $1,555 million, respectively, as a result of such adoption.

[2]	Includes borrowings and capital lease obligations classified as liabilities held for sale.

Part II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 6.

Overview
Long-term Growth Strategies – DuPont strives to grow shareholder value over the long term by executing its three growth strategies – Putting Science to Work, Leveraging the Power of One DuPont and Going Where the Growth Is. DuPont science and innovation is focused on delivering solutions for some of the world’s toughest challenges such as the need for increased food production, renewable energy and raw materials, energy efficiency, and greater safety and protection. The initiatives employed to achieve the strategies are: #1 Grow in the areas of agriculture, biosciences, safety and protection and polymer science by delivering science-based solutions. #2 Expand the company’s position in emerging markets. #3 Extend cost and capital productivity gains. Over the long term, DuPont continues to see the potential for attractive earnings growth from these initiatives. In addition to its growth strategies, DuPont’s financial discipline principles are critical to delivering shareholder value over time. The principles are first to maintain a strong balance sheet and second to return excess cash to shareholders unless there is a compelling opportunity to invest for growth. The company’s strong balance sheet supports liquidity and a low cost of borrowing and is a direct result from the disciplined execution of these principles.

Global Economic Conditions – The year 2008 was challenging due to a global economic recession with demand weakness in North American and Western European motor vehicle and construction related markets and dramatic escalation of global raw material, energy and transportation costs. Despite these challenges, the company delivered 4 percent sales growth and strong performances from the Agriculture & Nutrition segment, Pharmaceuticals, and most businesses in emerging markets. Early in the fourth quarter 2008 a financial crisis spreading globally triggered unprecedented market volatility and depressed economic growth. The fourth quarter of 2008 was the clear pivot point in the economic environment with a steep decline in demand becoming pervasive across a broader range of end markets and geographies. Reflecting these conditions, the company’s full year sales volume dropped 5 percent versus the prior year.

Response to Challenging Global Market Conditions – In December 2008, DuPont announced plans to address rapidly deteriorating market conditions and strengthen the company’s future competitiveness. Plans are focused on generating cash by better aligning cost, working capital and property, plant and equipment expenditures to the revised demand signals of the fourth quarter. These plans include a restructuring program with an associated fourth quarter pre-tax charge of $535 million, with expected pre-tax savings of about $130 million for 2009, and about $250 million annual savings thereafter. The restructuring will reduce about 2,500 employee positions, primarily those associated with motor vehicle and construction related businesses in Western Europe and the U.S. In addition to the expected $130 million cost savings in 2009 from restructuring, the company detailed plans to deliver an additional $600 million cost reduction in 2009. These plans include fixed cost productivity improvements, as well as immediate cost reductions implemented across the company such as significantly reducing discretionary spending, temporarily idling over 100 sites, reducing about 4,000 contractors and continuing productivity projects for streamlining and leveraging opportunities across operations, supply chain and support functions. The company also outlined 2009 plans to achieve a $1 billion net working capital reduction, and a 10 to 20 percent reduction in capital spending.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Analysis of Operations

(Dollars in millions)	2008	2007	2006
NET SALES	$30,529	$29,378	$27,421

2008 versus 2007  Consolidated net sales for 2008 were $30.5 billion, up 4 percent. This reflects 10 percent sales growth through September 30, partly offset by a 17 percent year-over-year sales decline in the fourth quarter, precipitated by a significant decline in demand. Full year sales reflect a 7 percent increase in local selling prices and 3 percent favorable currency exchange, partly offset by 5 percent lower volume and a 1 percent reduction from portfolio changes. Worldwide sales volumes reflect a modest increase outside the U.S. driven by growth in emerging markets, more than offset by significantly lower volumes in the company’s major polymer, chemical, material, and electronic product lines sold in the U.S. and Western Europe.

The table below shows a regional breakdown of 2008 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
		Percent
	2008	Change vs.	Local	Currency
(Dollars in billions)	Net Sales	2007	Price	Effect	Volume	Portfolio
Worldwide	$30.5	4	7	3	(5)	(1)
United States	11.0	(2)	8	-	(10)	-
Europe	9.5	8	5	7	(4)	-
Asia Pacific	5.5	6	6	2	-	(2)
Canada & Latin America	4.5	9	9	4	(3)	(1)

2007 versus 2006  Consolidated net sales for 2007 were $29.4 billion, up 7 percent. This growth was principally the result of an 11 percent increase in sales outside of the U.S., reflecting in part the benefit of a weaker U.S. dollar (USD), which added 3 percent to worldwide sales. Worldwide volumes and local selling prices each increased 2 percent. Sales in the U.S. increased 1 percent reflecting 3 percent higher selling prices, partially offset by 2 percent lower volume. The decrease in U.S. sales volume was primarily due to lower demand for the company’s products related to construction and motor vehicle production markets. Sales in Canada and Latin America increased 15 percent, primarily due to a 10 percent volume increase reflecting a substantial increase in sales of seed and crop protection products in South America.

The table below shows a regional breakdown of 2007 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
	2007	Percent Change vs.
(Dollars in billions)	Net Sales	2006	Local Price	Currency Effect	Volume
Worldwide	$29.4	7	2	3	2
United States	11.3	1	3	-	(2)
Europe	8.8	12	2	8	2
Asia Pacific	5.2	8	2	2	4
Canada & Latin America	4.1	15	2	3	10

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2008	2007	2006
OTHER INCOME, NET	$1,307	$1,275	$1,561

2008 versus 2007  Other income, net, increased $32 million versus 2007. The increase was attributable to an increase of $211 million in equity in earnings of affiliates, primarily due to the absence of the 2007 impairment charge described below, and a favorable $51 million litigation settlement in 2008. The increases are partially offset by additional net pre-tax exchange losses of $154 million and a decrease of $86 million in asset sales.

2007 versus 2006  Other income, net, decreased $286 million versus 2006. This reduction is primarily due to an impairment charge of $165 million to write down the company’s investment in a polyester films joint venture in the Performance Materials segment, a decrease of $81 million in net pre-tax exchange gains and a decrease in miscellaneous items of $231 million offset by higher Cozaar®/Hyzaar® income of $128 million (see page 33 for Pharmaceuticals segment information and Note 3 to the Consolidated Financial Statements).

The decrease in miscellaneous items resulted from the absence of 2006 benefits of $90 million for the reversal of accrued interest related to the favorable settlement of certain prior-year tax contingencies and $76 million of insurance recoveries from its insurance carriers as part of asbestos litigation matters. Of the $76 million, $61 million related to costs, including outside counsel fees and expenses and settlements paid over the past twenty years. During this twenty year period, DuPont has been served with thousands of lawsuits alleging injury from exposure to asbestos on DuPont premises. Most of these claims have been disposed of through trial, dismissal or settlement. Management believes it is remote that the outcome of remaining or future asbestos litigation matters will have a material adverse effect on the company’s consolidated financial position or liquidity. These asbestos related insurance recoveries were reflected in cash provided by operating activities within the company’s Consolidated Statements of Cash Flows. The remaining $15 million is part of a total recovery of $143 million relating to insurance recoveries associated with damages to the company’s facilities suffered as a result of Hurricane Katrina in 2005. The majority of the Hurricane Katrina recovery was included in cost of goods sold and other operating charges in the Consolidated Income Statements. No amounts were received from insurance carriers for damages suffered by the company as a result of Hurricane Rita.

Additional information related to the company’s other income, net is included in Note 3 to the Consolidated Financial Statements.

(Dollars in millions)	2008	2007	2006
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$24,083	$21,746	$20,636
As a percent of net sales	79%	74%	75%

2008 versus 2007  Cost of goods sold and other operating charges (COGS) for the year 2008 were $24.1 billion, versus $21.7 billion in 2007, an increase of 11 percent. COGS was 79 percent of net sales for 2008 versus 74 percent for the year 2007. The 5 percentage point increase principally reflects a $535 million charge for restructuring as discussed below, a $227 million charge for hurricane-related cleanup and repair, and significant increases in raw material, energy and freight costs.

In 2008, the company initiated a global restructuring program in response to the decline in the motor vehicle and construction markets, as well as the global economic recession. The program was established to reduce costs and improve profitability across the company’s businesses. The program includes the elimination of approximately 2,500 positions principally located in Western Europe and the U.S. primarily supporting the motor vehicle and construction markets.

A resulting charge of $535 million has been reflected in COGS. This charge includes costs of $287 million related to employee severance costs and $248 million attributable to asset shut-downs, asset impairments and other non-personnel charges. Additional details related to this program are contained in the individual segment reviews and in Note 5 to the Consolidated Financial Statements.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Essentially all employee terminations related to this program will begin during the first quarter of 2009. The program is estimated to be substantially complete in 2010. There were no cash payments related to this program in 2008.

Expected pre-tax cost savings of approximately $250 million per year are associated with the program when complete. Approximately $130 million of this savings is expected to be realized in 2009.

2007 versus 2006  COGS for the year 2007 were $21.7 billion, versus $20.6 billion in 2006, an increase of 5 percent. COGS was 74 percent of net sales for 2007 versus 75 percent for the year 2006. The 1 percentage point reduction principally reflects the absence of 2006 charges for restructuring, the effects of the company’s productivity initiatives and a current year benefit from the weaker U.S. dollar due to currency exchange rate changes which increased sales at a higher rate than the rate they increased COGS. Partly offsetting these factors were increases in raw material and finished product distribution costs, as well as the absence of a 2006 benefit of $128 million in insurance recoveries.

The 2006 restructuring programs included the elimination of approximately 3,200 positions and redeployment of about 650. The company recorded a net charge of $326 million in 2006 related to employee separation costs and asset impairment charges. This included $184 million to provide severance benefits for approximately 2,800 employees involved in manufacturing, marketing and sales, administrative and technical activities. At December 31, 2008, the 2006 restructuring programs are essentially complete. Additional details related to these programs are contained in the segment reviews and in Note 5 to the Consolidated Financial Statements.

Payments from operating cash flows to terminated employees as a result of the 2006 plans totaled $47 million, $77 million, and $32 million during 2008, 2007 and 2006, respectively. Annual pre-tax cost savings of about $125 million per year are associated with the Coatings & Color Technologies program, approximately $53 million of which is reflected in COGS. Cumulative savings of approximately 100 percent, 80 percent and 35 percent was realized in 2008, 2007 and 2006, respectively.

(Dollars in millions)	2008	2007	2006
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,593	$3,396	$3,255
As a percent of net sales	12%	12%	12%

Selling, general and administrative expenses (SG&A) as a percent of sales remained constant over the three year period. Higher SG&A is primarily due to increased global commissions, selling and marketing investments related to the company’s seed products and an unfavorable foreign currency impact.

(Dollars in millions)	2008	2007	2006
RESEARCH AND DEVELOPMENT EXPENSE	$1,393	$1,338	$1,302
As a percent of net sales	5%	5%	5%

Research and development expense (R&D) as a percent of sales remained constant over the three year period. Higher R&D in 2008 and 2007 relates to the accelerated biotechnology trait research and development in the Agriculture & Nutrition segment. The 2007 increase was partially offset by a decrease in R&D in the Coatings & Color Technologies segment as a result of consolidating research facilities as a part of its 2006 business transformation plan.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

(Dollars in millions)	2008	2007	2006
INTEREST EXPENSE	$376	$430	$460

Interest expense decreased $54 million in 2008 compared to 2007. The decrease in interest expense is due to lower average interest rates, partially offset by higher average borrowings. Interest expense decreased $30 million in 2007 versus 2006. This decrease was primarily due to lower average borrowing levels and higher capitalized interest, partially offset by slightly higher average interest rates.

(Dollars in millions)	2008	2007	2006
PROVISION FOR INCOME TAXES	$381	$748	$196
Effective income tax rate	15.9%	20.0%	5.9%

In 2008, the company recorded a tax provision of $381 million (see Note 6 to the Consolidated Financial Statements).

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

The company’s current estimate of the 2009 effective income tax rate is about 26 percent, excluding tax effects of exchange gains and losses which can not be reasonably estimated at this time. See Note 6 for additional detail on items that significantly impact the company’s effective tax rates.

(Dollars in millions)	2008	2007	2006
NET INCOME	$2,007	$2,988	$3,148

2008 versus 2007  Net income for 2008 decreased $981 million, or 33 percent versus 2007. The decrease in net income is attributable to a substantial decline in sales volume, primarily occurring during the fourth quarter 2008, and higher fixed costs including restructuring and hurricane-related charges recorded in the fourth quarter 2008.

2007 versus 2006  Net income for 2007 decreased 5 percent versus 2006, primarily due to the higher effective tax rate, as well as the decrease in other income. These decreases were partially offset by a 7 percent increase in net sales, the absence of the restructuring charges taken in 2006 and a favorable foreign currency exchange impact.

Corporate Outlook
For the year 2009, the company’s earnings outlook is a range of $2.00 to $2.50 per share, anticipating that the global economic recession will adversely affect the company’s results. Favorable global agriculture market and competitive conditions are expected to support continued sales and earnings growth for the Agriculture & Nutrition segment. However, lower demand for the company’s major polymer, chemical, material, and electronic product lines and the impact of currency are expected to limit the company’s overall revenue growth. The company plans to continue its appropriate level of support for businesses expected to have above-average growth rates and margins. In addition, cash-generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs with anticipated continuing lower global demand. For 2009, the company has set targets for capital expenditures of about $1.6 billion, and fixed cost and working capital reductions of about $730 million and $1 billion respectively.

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

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP FAS 132(R)-1 will not affect the company’s financial position or results of operations. The new standard solely affects the disclosure of information.

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

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the Unites States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters and litigation. Management’s estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of the company’s accounting policies which could have a material effect on the company’s financial position, liquidity or results of operations.

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

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than their fair market value. The market-related value of assets is calculated by averaging market returns over 36 months. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair market value of assets are not immediately reflected in the company’s calculation of net pension cost. The following table shows the market-related value and fair market value of plan assets for the principal U.S. pension plan:

(Dollars in billions)	2008	2007
Market-related value of assets	$16.2	$19.3
Fair market value of plan assets	$13.5	$19.1

Market-related value of plan assets decreased during 2008 due to recent adverse conditions in the global capital markets.

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair market value of assets. The fair market value of assets in all pension plans was $16.2 billion at December 31, 2008, and the related projected benefit obligations were $21.5 billion. In addition, obligations under the company’s unfunded other long-term employee benefit plans were $4.1 billion at December 31, 2008.

The following table highlights the potential impact on the company’s pre-tax earnings due to changes in certain key assumptions with respect to the company’s pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2008:

	1/2 Percentage Point	1/2 Percentage Point
(Dollars in millions)	Increase	Decrease
Discount Rate	$66	$(68)
Expected rate of return on plan assets	92	(92)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under “Long-Term Employee Benefits” beginning on page 39.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company’s estimates are based on a number of factors, including the

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multiparty sites and the number of and financial viability of other PRPs. The company has recorded a liability of $379 million on the Consolidated Balance Sheet as of December 31, 2008; these accrued liabilities exclude claims against third parties and are not discounted.

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

Legal Contingencies
The company’s results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 19 to the Consolidated Financial Statements.

Income Taxes
The breadth of the company’s operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating the ultimate taxes the company will pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits. The resolution of these uncertainties may result in adjustments to the company’s tax assets and tax liabilities. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and the possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

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

At December 31, 2008, the company had a deferred tax asset balance of $6,524 million, net of valuation allowance of $1,693 million. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

Valuation of Assets
Assessment of the potential impairment of property, plant and equipment, goodwill, other intangible assets and investments in affiliates is an integral part of the company’s normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management’s best estimates at a particular point in time. The dynamic economic environments in which the company’s businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. Future changes in the environment and the economic outlook for the assets being evaluated could also result in additional impairment charges. Based on the results of the company’s annual impairment test in 2008, no impairments exist at this time. However, due to the global recession, there has been a reduction in the fair values in excess of book value of net assets within goodwill and other indefinite-lived intangible assets. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Future changes in the environment and the economic outlook for the assets being evaluated could result in an increase or decrease of excess fair values of book value, or impairment charges. Information with respect to the company’s significant accounting policies on long-lived assets is included in Note 1 to the Consolidated Financial Statements.

Segment Reviews
Segment sales include transfers. Segment pre-tax operating income (PTOI) is defined as operating income before income taxes, minority interests, exchange gains (losses), corporate expenses and net interest. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes and minority interests for 2008, 2007 and 2006 is included in Note 25 to the Consolidated Financial Statements.

As described in Note 5 to the Consolidated Financial Statements, the company initiated a global restructuring program during 2008 to reduce costs and improve profitability across its businesses. The program charge reduced 2008 segment PTOI as follows: Agriculture & Nutrition – $18 million; Coatings & Color Technologies – $236 million; Electronic & Communication Technologies – $55 million; Performance Materials – $94 million; Safety & Protection – $101 million; and Other – $31 million.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

AGRICULTURE & NUTRITION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2008	$8.0	$1,087
2007	$6.8	$894
2006	$6.0	$604

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

Agriculture & Nutrition includes the company’s wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), which is also the world’s leading seed brand and a world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and soybean seed. In 2008, Pioneer benefited from the global launch of approximately 30 new soybean varieties and 60 new Pioneer® brand corn hybrids that include new combinations of corn borer, corn rootworm and weed management traits highlighted by the expansion of the Herculex®1 family of traits.

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

2008 versus 2007  Sales of $8 billion were 16 percent higher reflecting 14 percent higher USD selling prices and 3 percent higher volume, partially offset by a 1 percent reduction from portfolio changes. The volume growth reflects higher corn seed sales in Europe and Brazil, record soybean seed sales in North America and Brazil due to market share gains and increased acreage shift from corn, and strong demand for corn and cereal herbicides and cereal fungicides in Europe. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe, Latin America and Canada.

PTOI for 2008 was $1.1 billion, up 22 percent versus $894 million in 2007, principally driven by increased sales and higher value product mix, partially offset by continued funding of strategic growth investments in research and development and sales and marketing.

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

Outlook  In 2009, the segment anticipates continued growth through increased Pioneer corn value offerings, including stacked traits and seed treatments in the U.S. and Canada. Pioneer will continue to build on its North American product offerings with the addition of 26 new soybean varieties and 96 new Pioneer® brand corn hybrids. Pioneer anticipates price increases from higher value product mix and continued market share gains in key soybean and corn markets including the U.S., Canada and Brazil. The segment’s introduction of new crop protection products is projected to drive volume gains, particularly in Europe and Latin America. Higher production and raw material costs and negative currency impacts will be moderating factors in the underlying results.

COATINGS & COLOR TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2008	$6.6	$326
2007	$6.6	$840
2006	$6.3	$817

Coatings & Color Technologies is one of the world’s leading motor vehicle coatings suppliers and the world’s largest manufacturer of titanium dioxide products. Products offered include high performance liquid and powder coatings for motor vehicle original equipment manufacturers (OEMs), the motor vehicle aftermarket, and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. The company markets its refinish products using the DuPonttm, Standox®, Spies Hecker® and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end motor vehicle aftermarkets, while Nason® is primarily focused on economy coating applications. The segment’s broad line of DuPonttm Ti-Pure® titanium dioxide products, in both slurry and powder form, serve the coatings, plastic and paper industries.

The segment’s titanium tetrachloride business has moved from a startup to an established, growing business, shipping product globally. In 2008, construction was completed and operations began at a $30 million titanium tetrachloride facility at its titanium dioxide plant in Tennessee.

The key markets in which Coatings & Color Technologies operates continued to grow for most of the year, with growth in the emerging regions, offset by significant decline in demand across the segment during the last four months of 2008 as the industry supply chains destocked worldwide in response to the global economic recession.

Global demand for titanium dioxide products was down in 2008 with global market volumes down 5 percent from 2007. Sales for refinish products increased in all regions, except the U.S. The OEM market realized growth in Latin America and Asia Pacific, however this was more than offset by significant declines in Europe, U.S., and Canada as a result of lower builds of automobiles and light trucks in 2008. Industrial coatings sales increased in most regions outside the U.S. and Canada, with larger increases in Asia Pacific and Latin America.

In December 2008, as part of the company’s restructuring plan, the segment recorded a charge of $236 million that included costs for employee separations and asset related charges and will cover the elimination of approximately 1,600 positions and the closure of certain manufacturing units. The plan is expected to be completed in 2010 and will result in cost savings of approximately $50 million in 2009, with an annual savings rate of approximately $140 million.

2008 versus 2007  Sales of $6.6 billion were flat when compared to 2007, reflecting 8 percent higher USD selling prices, offset by an 8 percent volume decline. The higher USD selling prices primarily reflect favorable currency impacts in Europe and Latin America and pricing actions to offset the increases of raw materials costs. The decrease in volume was primarily due to lower sales of products sold to OEMs in North America and Europe and lower demand for titanium dioxide, partially offset by strong sales in emerging markets.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

2008 PTOI was $326 million as compared to $840 million in 2007. Year-over-year decline in PTOI reflects the restructuring charge described above, as well as the impact of higher raw material costs and lower volumes, partially offset by higher prices and strong sales in emerging markets.

2007 versus 2006  Sales of $6.6 billion were up 5 percent, reflecting about 4 percent higher USD selling prices for the segment, as well as a 1 percent increase in volume. USD selling prices were higher across a majority of the segment’s products. The increase in volume was primarily attributable to the sales of titanium dioxide, particularly in Europe and Asia Pacific. This increase was partially offset by declines in volume for products sold to OEM producers, primarily in North America and Europe. Volumes for sales of refinish products were relatively flat as compared to 2006.

PTOI in 2007 of $840 million increased from $817 million in 2006. The PTOI improvement was primarily the result of higher revenue driven by higher USD selling prices and benefits realized from the 2006 restructuring program, partially offset by higher raw material and transportation costs. PTOI in 2006 included a net charge of $132 million for restructuring and $30 million primarily for accelerated depreciation related to the transformation plan that was initiated in the first quarter 2006 (see Note 5 to the Consolidated Financial Statements). These charges were partially offset by $142 million in insurance proceeds, primarily related to the hurricane damages incurred in 2005.

Outlook  Sales in 2009 are expected to decrease, reflecting continued weakness due to the global recession. Industry demand for titanium dioxide is expected to be lower in 2009, with continued weakness in North American and European construction and motor vehicle markets. Conditions in the global coatings industry will continue to provide a challenging operating environment in 2009. Modest declines are expected for refinish markets in mature economies while modest growth is expected in emerging markets. Profitability of coatings sold to OEM producers is highly dependent upon volume at specific plants the company services. Global motor vehicle industry builds in 2009 are expected to be down from 2008 with all regions showing declines. Lower raw material cost, fixed cost benefits from the company’s 2008 restructuring program and productivity initiatives are expected to partially offset the impact of lower volumes.

ELECTRONIC & COMMUNICATION TECHNOLOGIES

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2008	$4.0	$436
2007	$3.8	$594
2006	$3.6	$577

Electronic & Communication Technologies provides a broad range of advanced materials for the electronics industry, inks and flexographic printing systems, and a wide range of fluoropolymer and fluorochemical products. The segment also continues to pursue development activities related to displays and alternative energy.

In the electronics industry, DuPont is a leading supplier of electronic and advanced display materials. The company offers a broad portfolio of ceramic, flexible and rigid organic circuit materials; materials for semiconductor fabrication and packaging; and a wide range of products for advanced displays. The segment’s products enable increased functionality and lower costs for electronic and communication devices.

Electronic & Communication Technologies is the market leader in flexographic printing and black pigmented ink serving the packaging and commercial printing industries. Its offerings include DuPonttm Cyrel® and Cyrel® FAST flexographic printing systems. DuPont is the world’s leading supplier of solvent-free thermal flexographic platemaking technologies, with a broad array of patented products and equipment.

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

materials. In semiconductor fabrication, packaging and interconnects, the segment is extending and broadening its portfolio of materials to address critical needs in the industry, e.g., chemical mechanical planarization and cleaners for semiconductor manufacture; flex circuitry, advanced dielectric films and embedded passives enabling miniaturization. In the growing market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment is developing new innovative technologies for liquid crystal displays, such as alternative backlighting materials and display films, while continuing to invest in developing materials technologies for organic light-emitting diode (OLED). In fluoropolymers and fluorochemicals, the segment continues to pursue product renewal innovations such as next generation refrigerants. In the fast growing photovoltaics market, the segment continues to be a leading supplier of conductors and fluoropolymer films for crystalline silicon cell and module manufacturers and is adding new products to serve the emerging thin film photovoltaic module market. In packaging graphics, products such as Cyrel®FAST have rapidly grown, solidifying the segment’s market leadership position. DuPont is also expanding its leadership position in black pigmented inks, and investing in color pigmented inks for network printing applications.

2008 versus 2007  Sales of $4 billion were up 5 percent, reflecting 7 percent higher USD selling prices, 3 percent volume decline and a 1 percent increase from portfolio changes. The higher USD selling prices mainly reflect pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe and Asia Pacific. The lower volumes reflect decreased demand for products across the segment key markets, mostly towards the end of 2008, partially offset by increased demand for photovoltaic products and higher sales in emerging markets.

PTOI was $436 million as compared to $594 million in 2007. This decline was mainly driven by higher raw materials cost, lower sales volumes and the impact of the $55 million charge for the 2008 restructuring program. 2007 PTOI also includes a benefit of $53 million related to a gain on a land sale and inventory valuation adjustments.

2007 versus 2006  Sales of $3.8 billion were up 6 percent versus 2006, reflecting 5 percent volume growth and 1 percent higher USD selling prices. The volume growth was primarily due to increased demand for fluoroproducts and packaging graphics. Sales growth was strongest outside the U.S.

PTOI in 2007 was $594 million, an increase of 3 percent compared to 2006. This increase reflects 5 percent sales volume growth, as well as the benefit of $53 million related to a gain on a land sale and inventory valuation adjustments. These increases were partially offset by higher ingredient and transportation costs as well as increased fixed cost from growth initiatives.

Outlook  For 2009, sales for electronic materials, fluoroproducts, and packaging graphics products will be impacted by the global recession. Continued growth in the photovoltaics market, cost control initiatives and benefits from the 2008 restructuring program will partially offset the effect of lower volumes. This segment manufactures products that could be affected by uncertainties associated with PFOA matters. See the discussion on page 43 under the subheading PFOA.

PERFORMANCE MATERIALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2008	$6.4	$128
2007	$6.6	$626
2006	$6.2	$559

Performance Materials provides productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers’ offerings. Performance Materials delivers a broad range of polymer-based high performance materials in its product portfolio, including thermoplastic and thermoset engineering polymers and elastomers which are used by customers to fabricate components for mechanical, chemical and electrical systems, as well as specialized resins and films used in packaging and industrial applications, sealants and adhesives, sporting goods and interlayers for laminated safety glass. Key brands include DuPonttm Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Vespel® parts and shapes, Tynex® filaments, Surlyn® resins, Vamac® ethylene acrylic elastomer,

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

SentryGlas® Plus and Butacite® laminate interlayers, Mylar® and Melinex® polyester films, Kalrez® perfluoroelastomer and Viton® fluoroelastomers.

The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, electronics, packaging, construction, oil, photovoltaics, aerospace, chemical processing and consumer durable goods.

The segment’s core competencies include global market knowledge and access in key growth industries, local technical support in all major regions to help customers solve their problems, world class polymer science, material science and applications development, scientists working to solve customer problems, world class manufacturing which provides high quality reliable products, and a broad, tested, product portfolio which successfully substitutes traditional materials with solutions which offer performance, total systems cost reductions, sustainability, durability, aesthetics and weight reduction advantages. Other areas of focus include new applications and processing materials into innovative parts and systems. A recent example of this core innovation capability is the introduction of Hytrel® resins based on renewable resources which have the performance attributes of high performance engineering resins but are based on plant feedstock.

2008 versus 2007  Sales of $6.4 billion were 3 percent lower, driven by a 13 percent decrease in volume and a 1 percent reduction from portfolio changes, which more than offset 11 percent higher USD selling prices. Sales volume declines were more pronounced beginning late in the third quarter, with continued and accelerated deterioration through the fourth quarter, and occurred in all major regions and end-use market segments. The decline reflects a broad industry movement to reduce inventory and improve cash positions to manage through what is projected to be a protracted period of weak global economic demand. Volumes were also negatively impacted by extended operating unit shutdowns related to the time taken to implement facility repairs stemming from damages associated with Hurricanes Gustav and Ike. Operating units outages associated with the hurricanes were of varying lengths depending on the level of damage incurred and the ability to obtain utilities and ingredients to enable a restart.

2008 PTOI was $128 million compared to $626 million in 2007. 2008 PTOI includes charges related to hurricane damages of $216 million. In addition, as part of the company’s restructuring program, the segment recorded a charge of $94 million to cover employee termination costs and other assets related charges. The decline in PTOI was also influenced by charges associated with low capacity utilization of production units to reduce inventories due to the decreased demand. The decrease in PTOI in 2008 was partially offset by the absence of a $165 million impairment charge in 2007 to write down the company’s investment in a polyester films joint venture.

2007 versus 2006  Sales of $6.6 billion were 7 percent higher than 2006 reflecting 8 percent higher USD selling prices, partly offset by 1 percent lower volume. Sales volume declines reflect the impact of ingredients shortages, temporary operating unit shutdowns and softness in North America, principally in the automotive markets, partly offset by volume improvements in Latin America, Europe and Asia Pacific.

2007 PTOI increased 12 percent to $626 million. 2007 PTOI included an impairment charge of $165 million to write down the company’s investment in a polyester films joint venture. The impairment resulted from several factors, including adverse changes in market conditions and the rapid rise in oil-related raw material costs, which have had a negative impact on the profitability on the venture’s operations in North America and Europe. Improvement in 2007 PTOI was driven by improved pricing, which reflected both the offset of the ingredient cost increases seen during the year and improved product sales mix, and positive currency benefits, offset in part by the weaker volume. The segment is involved in the elastomers antitrust matters and recorded a net $20 million charge in 2007 related to these matters (see Note 19 to the Consolidated Financial Statements).

Outlook  Global motor vehicle industry builds in 2009 are expected to decline. Most of the markets served by the segment are expected to remain soft in 2009. The 2009 outlook also assumes a softening from a weak petrochemical cycle. Revenue is also expected to decline in part due to lower production capacity and negative currency impacts, partially offset by higher local currency average selling prices. PTOI is expected to decline, as benefits from lower average ingredient prices, improved fixed cost performance, benefits from the company’s 2008

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

restructuring program and customer-driven innovations for products and processes are projected to be offset by soft global demand.

SAFETY & PROTECTION

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)

2008	$5.7	$829
2007	$5.6	$1,199
2006	$5.5	$1,080

Safety & Protection satisfies the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands such as Kevlar®, Tyvek®, Nomex® and Corian®, Safety & Protection has built a unique presence in the marketplace since its inception in 2002.

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

DuPonttm Kevlar® and Nomex® hold strong positions in life protection markets due to continued demand for body armor and personal protective gear for the military, law enforcement personnel, firefighters and other first responders, as well as for workers in the oil and gas industry and in emerging regions. Global demand for products that prevent disease and improve productivity in the food, health care and industrial markets continue to create growth opportunities for the segment’s clean and disinfect offerings. Additionally, the surfaces protection businesses continue to offer new products that meet demand for sustainable solutions.

Safety & Protection continues to strengthen the building envelope and building interiors with offerings that improve comfort, energy efficiency, air quality and protection from the elements. In 2008, new products introductions from the Corian® and Tyvek® product families solidified the segment’s market position globally, while enhancing the presence on commercial construction and remodeling markets.

In the consulting services market, Safety & Protection continued to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. DuPont is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Safety & Protection is dedicated to clean air, clean fuel, and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities.

In 2007, DuPont announced a $500 million investment at its Cooper River site near Charleston, South Carolina and $50 million at its Spruance site in Richmond, Virginia, to significantly expand production of DuPonttm Kevlar® brand fiber for industrial and military uses as well as investments in related polymer production. The company also announced a multi-product, multi-region expansion plan to increase worldwide capacity of DuPonttm Nomex®. The company expects to invest more than $100 million in the three-part expansion plan for Nomex®. The second phase was completed in 2008.

2008 versus 2007  Sales of $5.7 billion were 2 percent higher than last year, due to 9 percent higher USD selling prices, offset by a 5 percent decline in volume and a 2 percent reduction from a divested business. Decreased volume primarily reflects lower sales to the U.S. residential and construction markets and the automotive industry, which accelerated and spread to other key markets during the fourth quarter. The higher USD selling prices primarily

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

reflect pricing actions to offset the increases of raw materials costs and positive currency impact in Europe and Latin America.

2008 PTOI was $829 million compared to $1,199 million in 2007. The decreased earnings were primarily due to higher production costs and the impact of lower volumes related to the global recession. In addition, 2008 PTOI includes a charge of $101 million to cover employee separation costs and other asset related charges as part of the company restructuring program.

2007 versus 2006  Sales of $5.6 billion were 3 percent higher than 2006, due to higher USD selling prices across all businesses within the segment. Sales volumes remained relatively flat as higher sales of Kevlar® and Nomex® were offset by decreased sales of products for U.S. residential construction markets.

PTOI in 2007 was $1,199 million, an increase of 11 percent over the prior year. The increased earnings were primarily due to higher sales of Kevlar® and Nomex®. 2006 PTOI included a $47 million asset impairment charge related to an industrial chemical asset held for sale, partially offset by a $33 million benefit from insurance proceeds.

Outlook  For 2009, sales will be affected by the impact of the global recession. Demand for Kevlar® and Nomex® is expected to increase moderately with public sector sales growth offset by continued weakening in the motor vehicle and personal protection markets. The building envelope market segments are expected to decline due to global market weakness and continued volume declines in the U.S. and European residential construction markets. Earnings in 2009 will include benefits from the restructuring actions announced in 2008.

PHARMACEUTICALS

	Segment Sales	PTOI
	(Dollars in billions)	(Dollars in millions)
2008	$-	$1,025
2007	$-	$949
2006	$-	$819

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

Pharmaceuticals’ Cozaar®/Hyzaar® income is the sum of two parts derived from a royalty on worldwide contract net sales linked to the exclusivity term in a particular country, and a share of the profits from North American sales and certain markets in Europe, regardless of exclusivity term. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar® ends in April 2010. The worldwide agreement terminates when the following conditions are met: (i) the Canadian exclusivity ends in 2013, and (ii) North American sales fall below a certain level. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in 2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. The company cannot predict the magnitude of the earnings step-down in each year. In general, management expects a traditional sales, earnings and cash decline for a drug going off patent in the pharmaceutical industry.

Outlook  DuPont and Merck continue to support Cozaar® and Hyzaar® with clinical studies designed to identify additional therapeutic benefits for patients with hypertension and co-morbid conditions. The company expects the ongoing Cozaar®/Hyzaar® collaboration to continue to be an important contributor to earnings and cash until the U.S. patents expire in 2010. Significant declines are expected thereafter as outlined above.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

OTHER

The company includes embryonic businesses not included in the growth segments, such as applied biosciences and nonaligned businesses in Other. The potential viability of each embryonic business depends on a number of factors including successful product development, market acceptance and production ramp up capabilities. Using these factors and others, management periodically assesses the potential and fit of these businesses and may make investment adjustments based on such assessments. Applied biosciences is focused on the development of biotechnology solutions using biology, chemistry, materials science and engineering in an integrated fashion to serve our customers. Specific global growth projects across the company are consolidated within applied biosciences to capitalize on the market opportunities and technology needs in this high-growth industry, including biomaterial and biospeciality products and technologies and advanced biofuels.

Applied biosciences will provide advantaged products for agricultural energy crops, feedstock processing and advanced biofuels through two businesses: one to commercialize non-food, cellulosic ethanol and the second to commercialize biobutanol. To accelerate commercialization, DuPont has formed a joint venture with Danisco, DuPont Danisco Cellulosic Ethanol LLC, for the cellulosic ethanol technology. For biobutanol, a partnership was created in 2006 with BP p.l.c.

DuPont partnered with Tate & Lyle PLC to produce 1,3-propanediol (Bio-PDOtm) using a proprietary fermentation and purification process based on corn sugar. Bio-PDOtm is the key building block for DuPonttm Sorona® polymer and DuPonttm Cerenoltm polyols, two new families of renewably sourced products. Under the Zemea® propanediol and Susterra® propanediol brands, it is also being marketed for use as an ingredient in nearly a dozen direct applications ranging from industrial to personal care uses. The first commercial-scale plant to manufacture Bio-PDOtm began production in November 2006, marking the beginning of commercial availability of the company’s bio-based pipeline.

Nonaligned businesses include activities and costs associated with Benlate® fungicide and other discontinued businesses and, since January 2005, activities related to the remaining assets of the former Textiles & Interiors segment. In 2004, the company sold a majority of the net assets of Textiles and Interiors to subsidiaries of Koch Industries, Inc. (INVISTA). In 2005, the company completed the transfer of three equity affiliates to INVISTA and sold its interest in another equity affiliate. In January 2006, the company completed the sale of its interest in an equity affiliate to its equity partner for proceeds of $14 million thereby completing the sale of all the net assets of Textiles & Interiors.

In the aggregate, sales in Other for 2008, 2007 and 2006 represent less than 1 percent of total segment sales.

PTOI in 2008 was a loss of $181 million compared to a loss of $224 million in 2007. The improvement for the year was mainly due to a benefit of $51 million from a litigation settlement in 2008 and the absence of a $69 million charge recorded in 2007 for litigation related to a discontinued business.

PTOI in 2007 was a loss of $224 million compared to a loss of $173 million in 2006. The 29 percent increase in the pre-tax loss was primarily due to higher inventory, freight and business development costs. PTOI in 2007 included litigation charges for former businesses of $69 million. PTOI in 2006 included a charge of $27 million to write down certain specialty resins manufacturing assets to estimated fair value.

Liquidity & Capital Resources
Despite the global economic recession and adverse conditions in the global capital markets, management believes the company’s ability to generate cash from operations, coupled with cost reduction initiatives and access to capital markets, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s current strong financial position, liquidity and credit ratings have not been materially impacted by the current credit environment. In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs with anticipated continuing lower global demand. However, there can be no assurance that the cost or availability of future borrowings will not be impacted by

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

the ongoing credit market instability. The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $3.7 billion as of December 31, 2008, provide primary liquidity to support all short-term obligations. The company has access to approximately $2.7 billion in credit lines with several major financial institutions, as additional support to meet short term liquidity needs. These credit lines are primarily multi-year facilities. The $1.6 billion decrease from the $4.3 billion in credit lines at December 31, 2007 is primarily due to the expiration of credit lines obtained to support the company’s cash repatriation program under the American Jobs Creation Act of 2004 (AJCA).

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum maturity debt schedule.

The company’s long term and short term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor	A	A-1	Negative
Moody’s Investors Service	A2	P-1	Negative
Fitch Ratings	A	F1	Stable

Moody’s Investors Service and Standard & Poor’s recently affirmed the company’s A2/A long term and P-1/A-1 short term ratings, respectively. Additionally, they revised their outlooks to negative from stable. The company does not expect these actions to impact liquidity or cost of debt.

(Dollars in millions)	2008	2007	2006
Cash provided by operating activities	$3,129	$4,290	$3,736

The company’s cash provided by operating activities was $3.1 billion in 2008, a $1.2 billion decrease from the $4.3 billion generated in 2007. The decrease is primarily due to lower earnings and the impact of the stronger dollar on working capital items, which was hedged by forward exchange contracts in investing activities.

The company’s cash provided by operating activities was $4.3 billion in 2007, a $554 million increase from the $3.7 billion generated in 2006. The increase is primarily due to higher earnings after adjusting for noncash items. Net income for 2006 included noncash tax benefits totaling $615 million (see Note 6 to the Consolidated Financial Statements).

(Dollars in millions)	2008	2007	2006
Cash used for investing activities	$(1,610)	$(1,750)	$(1,345)

In 2008, cash used for investing activities totaled $1.6 billion compared to $1.8 billion used in 2007. The $140 million decrease was mainly due to higher proceeds from forward exchange contract settlements, partially offset by increased capital expenditures, lower proceeds from asset sales and higher expenditures for businesses acquired.

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

Purchases of property, plant and equipment totaled $2.0 billion, $1.6 billion and $1.5 billion in 2008, 2007 and 2006, respectively. This incremental spending is primarily based on the company’s previously announced investments in Kevlar® and Nomex®. The company expects 2009 purchases of plant, property and equipment to be $1.6 billion.

(Dollars in millions)	2008	2007	2006
Cash provided by (used for) financing activities	$878	$(3,069)	$(2,323)

The $3.9 billion increase in cash provided by financing activities in 2008 compared to 2007 was primarily due to the increase in the net proceeds from borrowings and the absence of the purchase of common stock, which were partly offset by the decrease in the proceeds from the exercise of stock options. During the fourth quarter of 2008, interest rate swaps were terminated with a combined notional amount of $1.25 billion for cash proceeds of $226 million, which are classified within financing cash flows in the Consolidated Statements of Cash Flows. This gain will be amortized to earnings as a reduction to interest expense over the remaining life of the debt, through 2018.

The $746 million increase in cash used for financing activities in 2007 compared to 2006 was primarily due to the company’s share repurchase activity, partially offset by the increase in proceeds from stock options exercised.

Total debt at December 31, 2008 was $9.7 billion, a $2.4 billion increase from December 31, 2007. The proceeds from the increased borrowings were invested in cash equivalents and used for general corporate purposes.

Total debt at December 31, 2007 was $7.3 billion, a $205 million decrease from December 31, 2006. This decrease was primarily due to the repayment of borrowings related to the 2005 AJCA cash repatriation program, partially offset by the issuance of $750 million in 5 year notes in December 2007.

Dividends paid to common and preferred shareholders were $1.5 billion in 2008, and $1.4 billion in 2007 and 2006. Dividends per share of common stock were $1.64, $1.52 and $1.48 in 2008, 2007 and 2006, respectively. The common dividend declared in the first quarter 2009 was the company’s 418th consecutive dividend since the company’s first dividend in the fourth quarter 1904.

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505 million. During 2008, 2007 and 2006, there were no purchases of stock under this program. As of December 31, 2008, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining shares of stock under this plan.

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

Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities totaled $3.7 billion at December 31, 2008, $1.4 billion at December 31, 2007 and $1.9 billion at December 31, 2006. The $2.3 billion increase from 2007 to 2008 is primarily due to net increase in borrowings. The $457 million decrease from 2006 to 2007 is primarily due to the company’s share repurchase activity, as well as cash used to meet other business requirements.

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

completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2008 and 2007 were $110 million and $101 million, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified INVISTA against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement is $70 million and is included in the indemnifications balance of $110 million at December 31, 2008. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1.4 billion. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates and Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2008, the company had directly guaranteed $605 million of such obligations, plus $121 million relating to guarantees of obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At December 31, 2008 and 2007, a liability of $121 million and $135 million, respectively, was recorded for these obligations, representing the amount of payment/performance risk which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture which are guaranteed by the company.

Existing guarantees for customers, suppliers and other unaffiliated companies arose as part of contractual agreements. Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has guaranteed certain obligations and liabilities of its divested subsidiaries including Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2008, the company had no significant liabilities recorded for these obligations.

Additional information with respect to the company’s guarantees is included in Note 19 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Master Operating Leases
At December 31, 2008, the company has one master operating lease program relating to miscellaneous short-lived equipment with an unamortized value of approximately $106 million. Lease payments for these assets totaled $55 million in 2008, $59 million in 2007 and $58 million in 2006, and were reported as operating expenses in the Consolidated Income Statements. The leases under this program are considered operating leases and accordingly

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

the related assets and liabilities are not recorded on the Consolidated Balance Sheets. Furthermore, the lease payments associated with this program vary based on one month USD LIBOR. In November 2008, the lessor notified the company that the program will terminate by November 2009. Prior to that time, the company may either purchase the assets for their unamortized value or arrange for the sale of the assets and remit the proceeds to the lessor. If the assets are sold and the proceeds are less than the unamortized value, the company must pay to the lessor the difference between the proceeds and the unamortized value, up to the residual value guarantee, which totaled $92 million at December 31, 2008.

Contractual Obligations
Information related to the company’s significant contractual obligations is summarized in the following table:

		Payments Due In
	Total at December 31,		2010 –	2012 –	2014 and
(Dollars in millions)	2008	2009	2011	2013	beyond
Long-term and short-term debt [1]	$9,194	$1,563	$949	$2,158	$4,524

Expected cumulative cash requirements for interest payments through maturity	3,137	439	706	610	1,382

Capital leases [1]	10	3	1	2	4

Operating leases	1,074	320	354	238	162

Purchase obligations [2]
Information technology infrastructure & services	64	26	19	11	8
Raw material obligations	675	254	198	142	81
Utility obligations	476	142	102	75	157
INVISTA-related obligations [3]	1,811	343	597	583	288
Human resource services	327	18	38	91	180
Other [4]	20	19	-	-	1

Total purchase obligations	3,373	802	954	902	715

Other liabilities [1,5]
Workers’ compensation	77	17	33	13	14
Asset retirement obligations	60	9	15	3	33
Environmental remediation	379	90	124	85	80
Legal settlements	49	24	22	3	-
License agreement [6]	593	90	180	174	149
Other [7]	119	24	18	14	63

Total other long-term liabilities	1,277	254	392	292	339

Total contractual obligations [8]	$18,065	$3,381	$3,356	$4,202	$7,126

[1]	Included in the Consolidated Financial Statements.

[2]	Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

[3]	Includes raw material supply obligations of $1.7 billion and contract manufacturing obligations of $67 million.

[4]	Primarily represents obligations associated with distribution, health care/benefit administration, research and development and other professional and consulting contracts.

[5]	Pension and other postretirement benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

[6]	Represents remaining expected payments under a license agreement between Pioneer Hi-Bred International, Inc. and Monsanto Company.

[7]	Primarily represents employee-related benefits other than pensions and other postretirement benefits.

[8]	Due to uncertainty regarding the completion of tax audits and possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. See Note 6 to the Consolidated Financial Statements for additional detail.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Benefits under defined benefit pension plans are based primarily on years of service and employees’ pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans’ actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions are required to be made to the principal U.S. pension plan in 2009 and no contributions are currently anticipated. Contributions beyond 2009 are not determinable since the amount of any contribution is heavily dependent on the future economic environment, investment returns on pension trust assets, and pending regulation. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $252 million in 2008 and anticipates that it will make approximately $300 million in contributions in 2009 to pension plans other than the principal U.S. pension plan.

The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduces new funding requirements for single-employer defined benefit pension plans, provides guidelines for measuring pension plan assets and pension obligations for funding purposes, introduces benefit limitations for certain underfunded plans and raises tax deduction limits for contributions to retirement plans. The new funding requirements are generally effective for plan years beginning after December 31, 2007. The implementation of the provisions of this Act did not have a material impact on the company’s required contributions.

In August 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Effective January 1, 2007, for such employees hired on that date or thereafter, and effective January 1, 2008, for such active employees on the rolls as of December 31, 2006, the company contributes 100 percent of the first 6 percent of the employee’s contribution election. Additionally, for such employees, the company contributes 3 percent of each eligible employee’s compensation regardless of the employee’s contribution election. The definition of eligible compensation has also been expanded to be similar to the definition of eligible compensation used in determining pension benefits. Such full service employees on the rolls as of December 31, 2006 will also accrue additional benefits in the pension plan, but the annual rate of pension accrual is about one-third of the previous rate. In addition, company-paid postretirement survivor benefits for such employees do not continue to grow after December 31, 2007. Such employees hired in the U.S. after December 31, 2006 do not participate in the pension and post-retirement medical, dental and life insurance plans.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

As a result of the amendment to the principal U.S. pension plan, the company was required to re-measure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the re-measurement date. As a result of better than expected return on plan assets and a higher discount rate of 6 percent as of the re-measurement date, pre-tax pension expense decreased by $72 million for 2006. For 2007, the plan amendment resulted in a reduction in pension expense of about $40 million. For 2008, the plan amendment resulted in a reduction of about $40 million in combined pension and defined contribution plans expense. Additional information related to these changes in the plans noted above is included in Note 21 to the Consolidated Financial Statements.

On December 31, 2006, the company adopted SFAS 158 and recorded a $1,555 million after-tax charge to stockholder’s equity primarily due to reclassifying unrecognized actuarial losses and prior service costs related to the pension plans.

Medical, dental, life insurance and disability plans are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $326 million, $315 million and $335 million for 2008, 2007 and 2006, respectively. This amount is expected to be about $330 million in 2009. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

The company’s income can be significantly affected by pension and defined contribution benefits as well as retiree medical, dental and life insurance benefits. The following table summarizes the extent to which the company’s income over each of the last 3 years was affected by pre-tax charges and credits related to long-term employee benefits.

(Dollars in millions)	2008		2007	2006
Defined benefit plan (benefits)/charges	$(362)		$(54)	$191
Defined contribution plan charges	250	[1]	99	86
Other long-term employee benefit charges	181		192	155

Net amount	$69		$237	$432

[1]	Includes an accrual of $16 million for company match and contribution based on compensation paid in 2009 for 2008 service.

The above (benefits)/charges for pension and other long-term employee benefits are determined as of the beginning of each year. The decrease in pension expense in 2008 primarily reflects favorable returns on pension assets during 2007. The decrease in pension expense in 2007 reflects favorable returns on pension assets during 2006, plan amendments and changes in demographics and discount rates. The increase in 2007 other long-term employee benefit charges principally reflects changes in demographics, discount rates and higher than expected health care costs.

The company’s key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 21 to the Consolidated Financial Statements). For 2009, lower pension assets and higher health care cost are expected to result in an increase in long-term employee benefits expense of about $565 million.

Environmental Matters
DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of waste water discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Management has noted a global upward trend in the amount and complexity of proposed chemicals regulation. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue for the foreseeable future. While these costs may increase in the future, they are not expected to have a material impact on the company’s financial position, liquidity or results of operations.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Pre-tax environmental expenses charged to current operations totaled $628 million in 2008 compared with $576 million in 2007 and $521 million in 2006. These expenses include the remediation accruals discussed below; operating, maintenance and depreciation costs for solid waste, air and water pollution control facilities and the costs of environmental research activities. The company expects expenses related to environmental research activities to become proportionally greater as the company increases its participation in businesses for which environmental assessments are required during product development. About 75 percent of total annual environmental expenses resulted from operations in the U.S.

In 2008, DuPont spent approximately $104 million on environmental capital projects either required by law or necessary to meet the company’s internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $98 million in 2009. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

Registration
The goal of the U.S. Toxic Substances Control Act (TSCA) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. In 1998, the EPA challenged the U.S. chemical industry to voluntarily conduct screening level health and environmental effects testing on nearly 3,000 High Production Volume (HPV) chemicals or to make equivalent information publicly available. An HPV chemical is a chemical listed on the 1990 Inventory Update Rule with annual U.S. cumulative production and imports of one million pounds or more. The company expects to complete its commitments regarding the HPV chemicals it volunteered to sponsor within the next two years. Approximately 500 chemicals in commerce have attained HPV status since 1990. The Extended HPV (EHPV) program is an expansion of the voluntary HPV program aimed at fulfilling the same goals on these 500 chemicals. DuPont committed to conduct testing on ten of these EHPV chemicals in 2008 and testing is underway and expected to be completed in the next two years.

In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals. This regulatory framework known as REACH entered into force on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by a Chemical Agency in Finland. The Regulation also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. DuPont met the deadline of December 1, 2008 for the pre-registration of those chemicals manufactured in, or imported into the European Economic Area in quantities of 1 metric ton or more that were not otherwise exempted. Complete registrations containing extensive data on the characteristics of the chemical will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemical. The first registrations are required in 2010; subsequent registrations are due in 2013 and 2018. The toxicological criteria considered for registration determinations are carcinogenicity, mutagenicity, reproductive toxicity (category 1 and 2), and aquatic toxicity. By June 1, 2013, the Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. Management does not expect that the costs to comply with REACH will be material to its operations and consolidated financial position.

Climate Change
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

a problem of this scale. The Kyoto Protocol to the United Nations Framework Convention on Climate Change entered into force in February 2005 and, while not ratified by the U.S., has spurred policy action by many other countries and regions around the world including the European Union. Considerable international attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expires in 2012. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect the company’s energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. However, the successful negotiation and implementation of sensible national, regional, and international climate change policies could provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services.

The company actively manages the potential risks that climate change could present, including those associated with the company’s physical assets, as well as regulatory and economic issues. DuPont looks for opportunities to make its overall portfolio less energy intensive, and energy use is one factor that is weighed when investments or divestitures are considered. DuPont is committed to continuing to bring to market more products and services to meet new and expanded demands of a low-carbon economy.

Remediation Expenditures
The RCRA extensively regulates and requires permits for the treatment, storage and disposal of hazardous waste. RCRA requires that permitted facilities undertake an assessment of environmental contamination at the facility. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company’s expenditures associated with RCRA and similar remediation activities were approximately $51 million, $47 million and $44 million in 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, the company had been notified of potential liability under CERCLA or state laws at 394 sites around the U.S., with active remediation under way at 151 of these sites. In addition, the company has resolved its liability at 160 sites, either by completing remedial actions with other PRPs or by participating in “de minimis buyouts” with other PRPs whose waste, like the company’s, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at five new sites during 2008 compared with six similar notices in 2007 and 2006. The company’s expenditures associated with CERCLA and similar state remediation activities were approximately $17 million, $20 million and $19 million in 2008, 2007 and 2006, respectively.

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

Total expenditures for previously accrued remediation activities under CERCLA, RCRA and similar state laws were $81 million, $68 million and $64 million in 2008, 2007 and 2006, respectively.

Remediation Accruals
At December 31, 2008, the Consolidated Balance Sheets included an accrued liability of $379 million compared to $357 million at December 31, 2007. Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2008. Of the $379 million accrued liability, approximately 8 percent was reserved for non-U.S. facilities. Approximately 69 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while about 23 percent was attributable to CERCLA liabilities. Remediation accruals of $103 million, $76 million and $71 million were added to the reserve in 2008, 2007 and 2006, respectively.

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

In November of 2007, DHS finalized the list of chemicals regulated by the Rule and required facilities that have those chemicals in specified quantities to register with DHS. DuPont’s U.S. facilities have submitted this information and in June of 2008 DHS notified those facilities that were determined to be covered by the Rule’s security requirements. DuPont facilities that were notified by DHS conducted and submitted security vulnerability assessments to DHS. Once DHS has reviewed and approved those assessments, it will work with the company to establish security expectations specific to each facility. DuPont has already devoted substantial effort and resources in assessing security vulnerabilities and taking steps to reinforce security at its chemical manufacturing facilities. Until each facility develops and receives DHS approval for its site security plan, specific requirements can not be determined and considerable uncertainty exists regarding estimates for future capital expenditures. However, based on guidance issued by DHS regarding its risk-based performance standards, it is expected that new security measures will need to be implemented at the regulated facilities and that capital costs to implement such measures over the next three years will be about $50 million.

PFOA
DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon®, Capstone tm and Zonyl® brands. The fluoropolymer resins and dispersions businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

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

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2005, the EPA issued a draft risk assessment on PFOA stating that cancer data for PFOA may be best described as “suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential” under the EPA’s Guidelines for Carcinogen Risk Assessment. At the EPA’s request, the Science Advisory Board (SAB) reviewed and commented on the scientific soundness of this assessment. In its May 2006 report, the SAB set forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the Guideline’s descriptor of “likely to be carcinogenic.” However, the report stated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. The EPA has acknowledged that it will consider additional data, including new research and testing, and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. Although the EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.

DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address the EPA’s questions. In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2008, (for the year 2007), DuPont reported to the EPA that it had achieved a 98 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 97 percent reduction in global manufacturing emissions, exceeding the EPA’s 2010 objective. DuPont will work individually and with others in the industry to inform EPA’s regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont’s facilities, reformulation of the company’s fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.

In February 2007, DuPont announced its planned commitment to no longer make, use or buy PFOA by 2015 or sooner if possible. DuPont has developed PFOA replacement technology and successfully used this technology in its global manufacturing facilities to produce test materials for all major fluoropolymer product lines. DuPont has begun to supply fluoropolymer products made without PFOA to customers for testing in their processes, and is working to obtain the appropriate regulatory approvals for this technology.

In the meantime, DuPont introduced Echelontm technology which reduces PFOA content by 99 percent in aqueous fluoropolymer dispersion products. DuPont has now converted customers representing over 95 percent of the sales volume for these products to the newly formulated Echelontm technology. In the first quarter 2008, DuPont introduced its next generation fluorotelomer products. The products are marketed as DuPonttm Capstonetm products for use in home furnishings, fire fighting foam, fluorosurfactants, and leather goods. Additional products will be introduced for paper packaging, textiles, and other end use markets pending appropriate regulatory approvals.

Part II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the EPA establishing a precautionary interim screening level for PFOA of 0.5 part per billion (ppb) in drinking water sources in the area around the Washington Works site located in Parkersburg, West Virginia. In January 2009 the EPA issued a Provisional Health Advisory for PFOA of 0.4 ppb in drinking water.

In February 2007, the New Jersey Department of Environmental Protection (NJDEP) identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. While the NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.

Occupational exposure to PFOA has been associated with small increases in some lipids (e.g. cholesterol). These associations were also observed in a recent community study. It is not known whether these are causal associations. Based on health and toxicological studies, DuPont believes the weight of evidence indicates that PFOA exposure does not pose a health risk to the general public. To date, there are no human health effects known to be caused by PFOA, although study of the chemical continues.

There have not been any regulatory or government actions that would prohibit the production or use of PFOA. However, there can be no assurance that the EPA, any other regulatory entity or government body will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2008 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 19 to the Consolidated Financial Statements).

Part II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments
Derivatives and Other Hedging Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. Derivative instruments utilized include forwards, options, futures and swaps. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges.

The company hedges certain foreign currency denominated revenues, monetary assets and liabilities, certain business-specific foreign currency exposures and certain energy and agricultural feedstock purchases.

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

The company maintains cash and cash equivalents, marketable securities, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company’s sales are not materially dependent on a single customer or small group of customers. As of December 31, 2008, no one individual customer balance represented more than 5 percent of the company’s total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company’s global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Foreign Currency Risk
The company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the U.S. Dollar value of its existing foreign currency-denominated assets, liabilities, commitments, and cash flows.

The company uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. Dollar value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

The following table summarizes the impacts of this program on the company’s results of operations for the years ended December 31, 2008, 2007 and 2006, and includes the company’s pro rata share of its equity affiliates’ exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts.

(Dollars in millions)	2008	2007	2006
Pre-tax exchange loss	$(255)	$(85)	$(4)
Tax (expense)/benefit	83	54	(26)

After-tax loss	$(172)	$(31)	$(30)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk continued

From time to time, the company will enter into foreign currency exchange contracts to establish with certainty the USD amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Interest Rate Risk
The company uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.

Interest rate swaps involve the exchange of fixed or floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR. Interest rate swaps allow the company to maintain a target range of floating rate debt.

Commodity Price Risk
The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases.

A portion of certain energy feedstock purchases are hedged to reduce price volatility using fixed price swaps and options.

The company contracts with independent growers to produce finished seed inventory. Under these contracts, growers are compensated with bushel equivalents that are marketed to the company for the market price of grain during the contract period. Derivative instruments having a high correlation to the underlying commodity are used to hedge the commodity price risk involved in compensating growers.

The company utilizes derivatives to manage the price volatility of soybean meal. These derivative instruments have a high correlation to the underlying commodity exposure and are deemed effective in offsetting soybean meal feedstock price risk.

Additional details on these and other financial instruments are set forth in Note 23 to the Consolidated Financial Statements.

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2008 and 2007, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2008 and 2007. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency, agricultural and energy derivative sensitivities are based on a 10 percent change in market rates.

	Fair Value		Fair Value
	Asset/ (Liability)		Sensitivity
(Dollars in millions)	2008	2007	2008	2007
Interest rate swaps	$43	$19	$(16)	$(26)
Foreign currency contracts	(348)	20	(581)	(536)
Agricultural feedstocks	1	31	(49)	5
Energy feedstocks	(161)	-	(189)	-

The changes in 2008 sensitivity, as compared to 2007, are the result of an increase in price volatility and an increase in size of the foreign exchange and energy feedstock portfolios.

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

As of December 31, 2008, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company’s system of internal controls was effective as of December 31, 2008 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the company’s Audit Committee and independent registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, “Election of Directors.” The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company’s 2008 Proxy Statement for the Annual Meeting of Stockholders held on April 30, 2008. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled “Committees of the Board” and “Committee Membership.” Information regarding executive officers is contained in the Proxy section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” and in Part I, Item 4 of this report.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company’s website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company’s website at the above address.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections “Compensation Discussion and Analysis,” “2008 Summary Compensation Table,” ‘‘2008 Grants of Plan-Based Awards,” “Outstanding Equity Awards,” “2008 Option Exercises and Stock Vested,” “Pension Plan Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Directors’ Compensation.” Information related to the Compensation Committee is included within the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled “Ownership of Company Stock.”

Securities authorized for issuance under equity compensation plans as of December 31, 2008
(Shares in thousands, except per share)

			Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available
	be Issued Upon Exercise	Exercise Price of	for Future Issuance
	of Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights	Warrants and Rights [2]	Compensation Plans [3]
Equity compensation plans approved by security holders	70,895 [1]	$46.20	49,155
Equity compensation plans not approved by security holders [4]	11,274	$44.06	-

Total	82,169	$45.88	49,155

[1]	Includes stock-settled time-vested and performance-based restricted stock units granted and stock units deferred under the company’s Equity and Incentive Plan, Stock Performance Plan, Variable Compensation Plan and the Stock Accumulation and Deferred Compensation Plan for Directors. Performance-based restricted stock units reflect the maximum number of shares to be awarded at the conclusion of the performance cycle (200% of the original grant). The actual award payouts can range from zero to 200 percent of the original grant.

[2]	Represents the weighted-average exercise price of the outstanding stock options only; the outstanding stock-settled time-vested and performance-based restricted stock units and deferred stock units are not included in this calculation.

[3]	Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan approved by the shareholders on April 25, 2007 (see Note 22 to the Company’s Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (the “Share Limit”) shall be 60,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 20,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four shares for every one share actually issued in connection with such award. (For example, if 22,000 shares of restricted stock are granted under the Equity and Incentive Plan, 28,000 shall be charged against the Share Limit in connection with that award.)

[4]	Includes options totaling 10,206 granted under the company’s 2002 Corporate Sharing Program (see Note 22 to the Consolidated Financial Statements) and 100 options with an exercise price of $46.50 granted to a consultant. Also includes 968 options from the conversion of DuPont Canada options to DuPont options in connection with the company’s acquisition of the minority interest in DuPont Canada.

Part III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled “Ratification of Independent Registered Public Accounting Firm.”

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts
(Dollars in millions)

	Balance at			Balance at
	Beginning	Charged to Costs and		End of
Description	of Period	Expenses	Deductions	Period
For the Year Ended December 31, 2008 Allowance for Doubtful Receivables	$261	$41	$64	$238

Total Allowances Deducted from Assets	$261	$41	$64	$238

For the Year Ended December 31, 2007
Allowance for Doubtful Receivables	$233	$66	$38	$261

Total Allowances Deducted from Assets	$233	$66	$38	$261

For the Year Ended December 31, 2006
Allowance for Doubtful Receivables	$205	$58	$30	$233

Total Allowances Deducted from Assets	$205	$58	$30	$233

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company’s equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2008.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number		Description

3.1		Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).
3.2		Company’s Bylaws, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 99 to the company’s current Report on Form 8-K filed on December 15, 2008).
4		The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10	.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009.
10	.2*	Form of Award Terms for time-vested restricted stock units granted to non-employee directors under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10	.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10	.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).
10	.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).
10	.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 and 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibits 10.8 and 10.12, respectively, to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10	.9*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibits 10.10, 10.11, 10.13 and 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).
10	.10*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10	.11*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10	.12*	Letter Agreement and Employee Agreement, dated as of December 9, 2008, as amended, between the company and R.R. Goodmanson.
10	.13*	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10	.14*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

Part IV

Item 15. Exhibits and Financial Statement Schedules, continued

10	.15*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards.
12		Computation of the Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Executive Officer.
31.2		Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Financial Officer.
32.1		Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2		Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2009

E. I. DU PONT DE NEMOURS AND COMPANY

By:	/s/ J. L. KEEFER
J. L. Keefer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E. J. Kullman E. J. Kullman	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2009
/s/ C. O. Holliday, Jr. C. O. Holliday, Jr.	Chair of the Board and Director	February 12, 2009
/s/ R. H. Brown R. H. Brown	Director	February 12, 2009
/s/ R. A. Brown R. A. Brown	Director	February 12, 2009
/s/ B. P. Collomb B. P. Collomb	Director	February 12, 2009
/s/ C. J. Crawford C. J. Crawford	Director	February 12, 2009
/s/ A. M. Cutler A. M. Cutler	Director	February 12, 2009
/s/ J. T. Dillon J. T. Dillon	Director	February 12, 2009
/s/ E. I. du Pont, II E. I. du Pont, II	Director	February 12, 2009
/s/ M. A. Hewson M. A. Hewson	Director	February 12, 2009
/s/ L. D. Juliber L. D. Juliber	Director	February 12, 2009
/s/ W. K. Reilly W. K. Reilly	Director	February 12, 2009

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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, which is presented on the following page.

Ellen J. Kullman	Jeffrey L. Keefer
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer

February 12, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Reports on Responsibility for Financial Statements and Internal Control over Financial Reporting” appearing on page F-2. Our responsibility is to express opinions on these financial statements and financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 6 to the consolidated financial statements, the company changed the manner in which it accounted for uncertainty in income taxes in 2007.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 12, 2009

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For The Year Ended December 31,	2008	2007	2006
Net sales	$30,529	$29,378	$27,421
Other income, net	1,307	1,275	1,561

Total	31,836	30,653	28,982

Cost of goods sold and other operating charges	24,083	21,746	20,636
Selling, general and administrative expenses	3,593	3,396	3,255
Research and development expense	1,393	1,338	1,302
Interest expense	376	430	460

Total	29,445	26,910	25,653

Income before income taxes and minority interests	2,391	3,743	3,329
Provision for income taxes	381	748	196
Minority interests in earnings (losses) of consolidated subsidiaries	3	7	(15)

Net income	$2,007	$2,988	$3,148

Basic earnings per share of common stock	$2.21	$3.25	$3.41

Diluted earnings per share of common stock	$2.20	$3.22	$3.38

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,645	$1,305
Marketable securities	59	131
Accounts and notes receivable, net	5,140	5,683
Inventories	5,681	5,278
Prepaid expenses	143	199
Income taxes	643	564

Total current assets	15,311	13,160

Property, plant and equipment	27,954	26,593
Less: Accumulated depreciation	16,800	15,733

Net property, plant and equipment	11,154	10,860

Goodwill	2,135	2,074
Other intangible assets	2,710	2,856
Investment in affiliates	844	818
Other assets	4,055	4,363

Total	$36,209	$34,131

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,128	$3,172
Short-term borrowings and capital lease obligations	2,012	1,370
Income taxes	110	176
Other accrued liabilities	4,460	3,823

Total current liabilities	9,710	8,541

Long-term borrowings and capital lease obligations	7,638	5,955
Other liabilities	11,169	7,255
Deferred income taxes	140	802

Total liabilities	28,657	22,553

Minority interests	427	442

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, without par value-cumulative; 23,000,000 shares authorized; issued at December 31, 2008 and 2007:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; Issued at December 31, 2008 – 989,415,000; 2007 – 986,330,000	297	296
Additional paid-in capital	8,380	8,179
Reinvested earnings	10,456	9,945
Accumulated other comprehensive loss	(5,518)	(794)
Common stock held in treasury, at cost (Shares: December 31, 2008 and 2007 – 87,041,000)	(6,727)	(6,727)

Total stockholders’ equity	7,125	11,136

Total	$36,209	$34,131

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share)

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid in	Reinvested	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Stock	Capital	Earnings	Loss	Stock	Equity	Income
2006
Balance January 1, 2006	$237	$302	$7,678	$7,990	$(518)	$(6,727)	$8,962

Net income				3,148			3,148	$3,148
Cumulative translation adjustment					77		77	77
Net revaluation and clearance of cash flow hedges to earnings					15		15	15
Minimum pension liability					106		106	106
Net unrealized gain on securities					8		8	8

Total comprehensive income								$3,354

Common dividends ($1.48 per share)				(1,368)			(1,368)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		2	317				319
Repurchased			(180)			(100)	(280)
Retired		(1)	(18)	(81)		100	-
Adjustment to initially apply defined benefit plan standard, net of tax of $1,043 and minority interest of $8					(1,555)		(1,555)

Balance December 31, 2006	$237	$303	$7,797	$9,679	$(1,867)	$(6,727)	$9,422

2007
Net income				2,988			2,988	$2,988
Cumulative translation adjustment					94		94	94
Net revaluation and clearance of cash flow hedges to earnings					24		24	24
Pension benefit plans					640		640	640
Other benefit plans					310		310	310
Net unrealized gain on securities					5		5	5

Total comprehensive income								$4,061

Common dividends ($1.52 per share)				(1,399)			(1,399)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		3	638				641
Repurchased						(1,695)	(1,695)
Retired		(10)	(256)	(1,429)		1,695	-
Adjustment to initially apply uncertainty in income taxes standard				116			116

Balance December 31, 2007	$237	$296	$8,179	$9,945	$(794)	$(6,727)	$11,136

2008
Net income				2,007			2,007	$2,007
Cumulative translation adjustment					(120)		(120)	(120)
Net revaluation and clearance of cash flow hedges to earnings					(199)		(199)	(199)
Pension benefit plans					(4,122)		(4,122)	(4,122)
Other benefit plans					(272)		(272)	(272)
Net unrealized loss on securities					(11)		(11)	(11)

Total comprehensive loss								$(2,717)

Common dividends ($1.64 per share)				(1,486)			(1,486)
Preferred dividends				(10)			(10)
Common stock
Issued – compensation plans		1	201				202

Balance December 31, 2008	$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$7,125

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company

Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For The Year Ended December 31,	2008	2007	2006
Operating activities
Net income	$2,007	$2,988	$3,148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,169	1,158	1,157
Amortization of intangible assets	275	213	227
Deferred tax expense (benefit)	43	31	(615)
Other noncash charges and credits – net	817	365	288
Contributions to pension plans	(252)	(277)	(280)
Decrease (increase) in operating assets:
Accounts and notes receivable	488	(214)	(194)
Inventories and other operating assets	(663)	(267)	(61)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(515)	470	335
Accrued interest and income taxes	(240)	(177)	(269)

Cash provided by operating activities	3,129	4,290	3,736

Investing activities
Purchases of property, plant and equipment	(1,978)	(1,585)	(1,532)
Investments in affiliates	(55)	(113)	(31)
Payments for businesses – net of cash acquired	(144)	(13)	(60)
Proceeds from sale of assets – net of cash sold	50	251	148
Net decrease (increase) in short-term financial instruments	40	(39)	37
Forward exchange contract settlements	508	(285)	45
Other investing activities – net	(31)	34	48

Cash used for investing activities	(1,610)	(1,750)	(1,345)

Financing activities
Dividends paid to stockholders	(1,496)	(1,409)	(1,378)
Net (decrease) increase in short-term (less than 90 days) borrowings	(891)	1,117	(263)
Long-term and other borrowings:
Receipts	3,527	1,998	2,611
Payments	(547)	(3,458)	(3,139)
Repurchase of common stock	-	(1,695)	(280)
Proceeds from exercise of stock options	94	445	148
Proceeds from termination of interest rate swap	226	-	-
Other financing activities – net	(35)	(67)	(22)

Cash provided by (used for) financing activities	878	(3,069)	(2,323)

Effect of exchange rate changes on cash	(57)	20	10

Increase (decrease) in cash and cash equivalents	2,340	(509)	78
Cash and cash equivalents at beginning of year	1,305	1,814	1,736

Cash and cash equivalents at end of year	$3,645	$1,305	$1,814

Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$336	$527	$295
Taxes	609	795	899

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements
(Dollars in millions, except per share)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The company follows generally accepted accounting principles in the United States of America (GAAP). The significant accounting policies described below, together with the other notes that follow, are an integral part of the Consolidated Financial Statements.

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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIE) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company’s ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. This includes majority-owned entities for which the company does not consolidate because a minority investor holds substantive participating rights. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method or as available-for-sale securities. Gains or losses arising from issuances by an affiliate or a subsidiary of its own stock are recorded as non-operating items.

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

Investments in Securities
Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. They are classified as held-to-maturity and recorded at amortized cost.

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

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. The company’s fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell and depreciation is discontinued.

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

Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses, net, under other income, net. Income tax related penalties are included in the provision for income taxes. It is reasonably possible that changes from future completed tax examinations could be significant when compared to the company’s global unrecognized tax benefits, however, due to the uncertainty regarding the timing of completion of these audits and the possible outcomes, a current estimate of the range of increase or decrease that may occur within the next twelve months cannot be made.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

Variable Interest Entities (VIEs)
The company consolidates VIEs where DuPont is considered the primary beneficiary. At December 31, 2008, the assets, liabilities and operations of these entities are not material to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2008, the assets and liabilities of the other VIEs are not material to the Consolidated Financial Statements of the company. The company’s share of the net income (loss) of these VIEs is included in other income, net, in the Consolidated Income Statements and is not material.

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

Reclassifications
Certain reclassifications of prior years’ data have been made to conform to 2008 classifications.

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

In December 2008, FASB issued FASB Staff Position (FSP) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP FAS 132(R)-1 will not affect the company’s financial position or results of operations. The new standard solely affects the disclosure of information.

2.	IMPLEMENTATION OF FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 157 “FAIR VALUE MEASUREMENTS” (SFAS 157)

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

The company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

Level 1 –	Quoted market prices in active markets for identical assets or liabilities

Level 2 –	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

At December 31, 2008, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

Financial assets

		Fair Value Measurements at
		December 31, 2008 Using
	December 31,
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$96	$-	$96	$-
Available-for-sale securities	22	22	-	-

	$118	$22	$96	$-

Financial liabilities

		Fair Value Measurements at
		December 31, 2008 Using
	December 31,
	2008	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Derivatives	$563	$-	$563	$-

3.	OTHER INCOME, NET

	2008	2007	2006
Cozaar®/Hyzaar® licensing income	$1,019	$943	$815
Royalty income	111	125	120
Interest income	138	154	129
Equity in earnings (losses) of affiliates (Note 12)	81	(130)	50
Net gains on sales of assets	40	126	78
Net exchange (losses) gains[1]	(219)	(65)	16
Miscellaneous income and expenses, net [2]	137	122	353

	$1,307	$1,275	$1,561

[1]	The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency- denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are partially offset by the associated tax impact.

[2]	Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.

4.	INTEREST EXPENSE

	2008	2007	2006
Interest incurred	$425	$475	$497
Interest capitalized	(49)	(45)	(37)

	$376	$430	$460

5.	RESTRUCTURING ACTIVITIES

During 2008, the company initiated a global restructuring program described below. Employee separation payments, net of exchange impact, of $47 associated with 2006 restructuring activities were made in 2008. At December 31, 2008, total liabilities relating to current and prior restructuring activities were $345.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2008 Activities
In response to the challenging economic environment, the company initiated a global restructuring program during 2008 to reduce costs and improve profitability across its businesses. The program includes the elimination of approximately 2,500 positions principally located in Western Europe and the United States of America (U.S.) primarily supporting the motor vehicle and construction markets. As a result, a charge of $535 was recorded in cost of goods sold and other operating charges. This charge includes $287 related to employee severance costs and $248 of asset-related charges, including $111 for asset shut-downs, $119 for asset impairments and $18 of other non-personnel charges.

The 2008 program charge reduced the 2008 segment earnings as follows: Agriculture & Nutrition – $18; Coatings & Color Technologies – $236; Electronic & Communication Technologies – $55; Performance Materials – $94; Safety & Protection – $101; and Other – $31.

Essentially all employee terminations related to this program will begin in the first quarter of 2009. The program is estimated to be substantially completed in 2010. There were no cash payments related to this program in 2008.

Account balances and activity for the 2008 restructuring program are summarized below:

		Employee Separation	Other Non-personnel
	Asset - Related	Costs	Charges	Total
Net charges to income in 2008	$230	$287	$18	$535
Charges to accounts
Asset write-offs	(230)	-	(2)	(232)
Net Translation Adjustment	-	19	1	20
Other	-	3	-	3

Balance at December 31, 2008	$-	$309	$17	$326

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

Agriculture & Nutrition
During the fourth quarter 2006, the Agriculture & Nutrition segment launched plans to redeploy capital and resources within various segments of the business. The plans included the closing or streamlining of manufacturing units at about twelve sites and the reduction of approximately 1,500 positions globally. Restructuring charges resulting from the plans totaled $194, $72 of which are reflected within Performance Materials segment results following the realignment of certain businesses in 2007. The global program included $64 for severance payments and $130 principally for asset impairments, primarily related to definite-lived intangible assets whose remaining useful lives were reduced, abandoned technology and other non-personnel charges. As of December 31, 2008, 1,300 employees were separated from the company and 200 were redeployed. Essentially all employees have been separated from the company as of December 31, 2008. Cash payments related to these separations were approximately $20 in 2008, $25 in 2007 and $4 in 2006.

Coatings & Color Technologies
A business transformation plan was instituted during the first quarter 2006 within the Coatings & Color Technologies segment to better serve the company’s customers and improve profitability. The plan included the elimination of

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

approximately 1,700 positions. Restructuring charges resulting from the plan totaled $135, including $123 related to severance payments primarily in Europe and the U.S. for approximately 1,300 employees involved in manufacturing, marketing, administrative and technical activities. In connection with this program, a $12 charge was also recorded related to exit costs of non-strategic assets. As of December 31, 2008, all positions identified as a part of the company’s 2006 program have been separated from the company. This consisted of 1,200 separations and 450 individuals redeployed. Cash payments related to these separations were approximately $27 in 2008, $52 in 2007 and $28 in 2006.

Account balances and activity for the 2006 restructuring programs are summarized below:

	Write-	Employee
	down of	Separation
	Assets	Costs	Total
Net charges to income in 2006	$142	$184	$326
Charges to accounts
Employee separation payments	-	(32)	(32)
Asset write-offs	(142)	-	(142)

Balance at December 31, 2006	$-	$152	$152

Employee separation payments	-	(77)	(77)
Net charges (credits) to income	5	(5)	-
Asset write-offs	(5)	-	(5)

Balance at December 31, 2007	$-	$70	$70

Employee separation payments	-	(47)	(47)
Net charges (credits) to income	-	(9)	(9)
Other	-	(3)	(3)

Balance at December 31, 2008	$-	$11	$11

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6.	PROVISION FOR INCOME TAXES

	2008	2007	2006
Current tax expense (benefit):
U.S. federal	$14	$372	$505
U.S. state and local	(3)	10	(1)
International	327	335	307

	338	717	811

Deferred tax expense (benefit):
U.S. federal	210	92	(297)
U.S. state and local	-	(21)	(18)
International	(167)	(40)	(300)

	43	31	(615)

Provision for income taxes	$381	$748	$196

Stockholders’ equity:
Stock compensation [1]	(3)	(25)	(2)
Net revaluation and clearance of cash flow hedges to earnings [2]	(113)	15	9
Net unrealized (losses) gains on securities [2]	(5)	2	3
Minimum pension liability [2]	-	-	248
Pension benefits
Net losses [3]	(2,209)	383	(1,048)
Prior service cost [3]	5	5	(51)
Other benefits
Net losses [3]	(113)	223	(391)
Net prior service benefit [3]	(38)	(55)	447

	$(2,095)	$1,296	$(589)

[1]	Represents deferred tax benefits for certain stock compensation amounts that are deductible for income tax purposes but do not affect net income.

[2]	Represents deferred tax charges (benefits) recorded as a component of accumulated other comprehensive loss in stockholders’ equity. See Note 20.

[3]	On December 31, 2006, the company adopted prospectively SFAS 158 and as required, the company included in the ending balance of accumulated other comprehensive loss, taxes associated with the gains and losses and prior service costs and credits, that pursuant to SFAS No. 87 and 106 prior to amendment by SFAS 158 had not been recognized as components of net periodic benefit cost. The 2008 tax benefit primarily resulted from the actuarial loss recorded in other comprehensive income as part of the annual defined benefit pension re-measurement.

Deferred income taxes result from temporary differences between the financial and tax basis of the company’s assets and liabilities. The tax effects of temporary differences and tax loss/tax credit carryforwards/backs included in the deferred income tax provision are as follows:

	2008	2007	2006
Depreciation	$16	$(6)	$(12)
Accrued employee benefits	270	30	(125)
Other accrued expenses	(20)	41	(329)
Inventories	17	(7)	(52)
Unrealized exchange (loss)	(15)	(38)	(62)
Investment in subsidiaries and affiliates	(20)	(18)	7
Amortization of intangibles	(54)	(18)	(14)
Other temporary differences	(81)	29	92
Tax loss/tax credit carryforwards/backs	(21)	(22)	65
Valuation allowance – net	(49)	40	(185)

	$43	$31	$(615)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The significant components of deferred tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008		2007
	Asset	Liability	Asset	Liability
Depreciation	$-	$1,407	$-	$1,392
Accrued employee benefits [1]	3,645	21	1,469	196
Other accrued expenses	1,270	462	1,225	656
Inventories	241	141	238	121
Unrealized exchange gains	4	-	81	-
Tax loss/tax credit carryforwards/backs	2,745	-	2,830	-
Investment in subsidiaries and affiliates	24	246	38	338
Amortization of intangibles	82	588	92	643
Other	206	84	201	128

	$8,217	$2,949	$6,174	$3,474
Valuation allowance	(1,693)		(1,424)

	$6,524		$4,750

[1]	The increase in the deferred tax asset is primarily a result of the actuarial loss recorded in other comprehensive income as part of the annual defined benefit pension re-measurement.

Current deferred tax assets of $643 and $564 at December 31, 2008 and 2007, respectively, are included in the caption income taxes within current assets of the Consolidated Balance Sheets. In addition, deferred tax assets of $3,087 and $1,523 are included in other assets at December 31, 2008 and 2007, respectively. See Note 13. Deferred tax liabilities of $15 and $9 at December 31, 2008 and 2007, respectively, are included in the caption income taxes within current liabilities of the Consolidated Balance Sheets.

An analysis of the company’s effective income tax rate (EITR) follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses [1]	(0.2)	(0.9)	0.6
Domestic operations	(2.8)	(3.2)	0.1
Lower effective tax rates on international operations-net	(14.3)	(7.5)	(12.4)
Tax settlements	(1.8)	(3.4)	(10.4)
Lower effective tax rate on export sales	-	-	(0.8)
The American Jobs Creation Act of 2004 (AJCA) [2]	-	-	(0.6)
Valuation allowance release	-	-	(5.6)

	15.9%	20.0%	5.9%

[1]	Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company’s foreign currency hedging program is included in Note 23 under the heading Currency Risk.

[2]	Reflects the tax impact associated with the 2005 repatriation of $9.1 billion under the AJCA.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Income before income taxes and minority interests shown below is based on the location of the corporate unit to which such earnings are attributable. However, since such earnings are often subject to taxation in more than one country, coupled with the impact of exchange gains/losses, the income tax provision shown above as U.S. or international does not correspond to the earnings shown in the following table:

	2008	2007	2006
United States (including exports)	$992	$1,652	$1,947
International	1,399	2,091	1,382

	$2,391	$3,743	$3,329

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2008, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,397. Of this amount, $1,205 has no expiration date, $27 expires after 2008 but before the end of 2013 and $165 expires after 2013.

At December 31, 2008, unremitted earnings of subsidiaries outside the U.S. totaling $10,101 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). Effective January 1, 2007, the company adopted FIN 48 which clarifies the application of SFAS 109 by defining criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest in penalties, accounting in interim periods, disclosure and transition.

The company and/or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

may occur within the next twelve months cannot be made. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2008	2007
Total Unrecognized Tax Benefits as of January 1	$825	$1,070

Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(49)	(173)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	51	34
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	59	77
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(157)	(209)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	(14)	(16)
Exchange gain/(loss)	(38)	42

Total Unrecognized Tax Benefits as of December 31	$677	$825

Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$467	$443
Total amount of interest and penalties recognized in the Consolidated Income Statement	$7	$25
Total amount of interest and penalties recognized in the Consolidated Balance Sheet	$115	$114

7.	EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2008	2007	2006
Numerator:
Net income	$2,007	$2,988	$3,148
Preferred dividends	(10)	(10)	(10)

Net income available to common stockholders	$1,997	$2,978	$3,138

Denominator:
Weighted-average number of common shares outstanding – Basic	902,415,000	917,132,000	921,474,000
Dilutive effect of the company’s employee compensation plans and accelerated share repurchase agreement	4,956,000	8,270,000	7,127,000

Weighted average number of common shares outstanding – Diluted	907,371,000	925,402,000	928,601,000

The weighted-average number of common shares outstanding in 2008 declined as a result of the company’s 2007 repurchase and retirement of its common stock in connection with its $5 billion share buyback plan, which was authorized by the Board of Directors in October 2005. See Note 20 for further information.

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2008	2007	2006
Average number of stock options	40,831,000	23,252,000	63,294,000

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The 17 million increase in the average number of stock options that were antidilutive in 2008 compared to 2007 was primarily due to the decrease in the company’s average stock price. The 40 million decrease in the average number of stock options that were antidilutive in 2007 compared to 2006 was primarily due to the increase in the company’s average stock price. Additionally, there were 12.8 million stock options that expired unexercised and were cancelled in January 2007, which were included in the average number of stock options that were antidilutive in 2006.

8.	ACCOUNTS AND NOTES RECEIVABLE

December 31,	2008	2007
Accounts and notes receivable-trade, net of allowances of $238 in 2008 and $261 in 2007	$3,838	$4,649
Other [1]	1,302	1,034

	$5,140	$5,683

1	Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $28 for 2008, and $27 for 2007.

9.	INVENTORIES

December 31,	2008	2007
Finished products	$3,156	$3,043
Semifinished products	2,234	1,865
Raw materials, stores and supplies	1,199	1,000

	6,589	5,908
Adjustment of inventories to a LIFO basis	(908)	(630)

	$5,681	$5,278

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding seeds, stores and supplies, inventories valued under the LIFO method comprised 79 percent and 80 percent of consolidated inventories before LIFO adjustment for the periods ended December 31, 2008 and 2007, respectively. Seed inventories of $1,984 and $1,369 at December 31, 2008 and 2007, respectively, were valued under the FIFO method. Stores and supplies inventories of $268 and $259 at December 31, 2008 and 2007, respectively, were valued under the average cost method.

10.	PROPERTY, PLANT AND EQUIPMENT

December 31,	2008	2007
Buildings	$4,284	$4,111
Equipment	21,783	20,537
Land	484	426
Construction	1,403	1,519

	$27,954	$26,593

Property, plant and equipment includes gross assets acquired under capital leases of $54 and $55 at December 31, 2008 and 2007, respectively. Related amounts included in accumulated depreciation were $35 and $33 at December 31, 2008 and 2007.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The following table summarizes changes in the carrying amount of goodwill for the year ended December 31, 2008, by reportable segment:

	Balance		Balance
	as of	Goodwill	as of
	December 31,	Adjustments and	December 31,
	2008	Acquisitions	2007
Agriculture & Nutrition	$466	$5	$461
Coatings & Color Technologies	821	-	821
Electronic & Communication Technologies	177	-	177
Performance Materials	421	(1)	422
Safety & Protection	250	68	182
Other	-	(11)	11

Total	$2,135	$61	$2,074

Changes in goodwill in 2008 resulted from purchase accounting refinements and other acquisitions and divestitures. In 2008, the company performed impairment tests for goodwill and determined that no significant goodwill impairments existed.

Other Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived)

Purchased and licensed technology	$2,420	$(1,356)	$1,064	$2,410	$(1,142)	$1,268
Patents	128	(45)	83	155	(56)	99
Trademarks	61	(19)	42	53	(17)	36
Other [1]	627	(260)	367	536	(237)	299

	3,236	(1,680)	1,556	3,154	(1,452)	1,702

Intangible assets not subject to amortization (Indefinite-lived)
Trademarks/tradenames	179	-	179	179	-	179
Pioneer germplasm [2]	975	-	975	975	-	975

	1,154	-	1,154	1,154	-	1,154

	$4,390	$(1,680)	$2,710	$4,308	$(1,452)	$2,856

[1]	Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances and noncompetition agreements.

[2]	Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $275 for 2008, $213 for 2007, and $227 for 2006. The estimated aggregate pre-tax amortization expense for 2009, 2010, 2011, 2012 and 2013 is

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

$270, $210, $200, $180 and $160, respectively, including amounts that will be reported in cost of goods sold and other operating charges.

12.	SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2008, are DuPont Teijin Films, DuPont-Toray Company Ltd. and DuPont-Mitsui, all of which are owned 50 percent by the company. Dividends received from equity affiliates were $87 in 2008, $88 in 2007 and $61 in 2006.

Results of operations	2008	2007	2006
Net sales [1]	$3,064	$3,414	$3,491
Earnings before income taxes	281	171	205
Net income	190	66	85

DuPont’s equity in (losses) earnings of affiliates:
Partnerships-pretax [2]	(4)	(19)	3
Corporate joint ventures-after tax	85	54	47
Write-down of investment [3]	-	(165)	-

	$81	$(130)	$50

[1]	Includes sales to DuPont of $390 in 2008, $496 in 2007, and $624 in 2006.

[2]	Income taxes are reflected in the company’s provision for income tax.

[3]	Impairment charge of $165 to write down the company’s investment in a polyester films joint venture in the Performance Materials segment. As a result, at December 31, 2007, DuPont ceased using the equity method of accounting for three legal entities within the joint venture.

Financial position at December 31,	2008	2007
Current assets	$1,638	$1,345
Noncurrent assets	1,304	1,325

Total assets	2,942	2,670

Short-term borrowings [1]	496	420
Other current liabilities	797	689
Long-term borrowings [1]	93	82
Other long-term liabilities	143	118

Total liabilities	1,529	1,309

DuPont’s investment in affiliates (includes advances)	$844	$818

[1]	The company’s pro rata interest in total borrowings was $288 in 2008 and $246 in 2007, of which $25 in 2008 and $48 in 2007 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 19.

13.	OTHER ASSETS

December 31,	2008	2007
Employee benefits – pension (Note 21)	$-	$2,187
Long-term investments in securities	93	90
Deferred income taxes (Note 6)	3,087	1,523
Miscellaneous	875	563

	$4,055	$4,363

Included within long-term investments in securities are securities for which market values are not readily available (cost investments) and securities classified as available-for-sale. The company’s cost investments totaled $71 and

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

$61 at December 31, 2008 and 2007, respectively. The company’s available for sale securities totaled $22 and $29 at December 31, 2008 and 2007, respectively.

14.	ACCOUNTS PAYABLE

December 31,	2008	2007
Trade payables	$2,591	$2,610
Payables to banks	82	113
Miscellaneous	455	449

	$3,128	$3,172

Trade payables includes $73 in 2008 and $34 for 2007 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

15.	SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2008	2007
Commercial paper	$275	$1,198
Other loans-various currencies	171	148
Long-term debt payable within one year	1,563	21
Capital lease obligations	3	3

	$2,012	$1,370

The estimated fair value of the company’s short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $2,000 and $1,400 at December 31, 2008 and 2007, respectively.

Unused bank credit lines were approximately $2,700 and $4,300 at December 31, 2008 and 2007, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $325 and $255 at December 31, 2008 and 2007, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2008 and 2007 was 5.4 and 4.3 percent, respectively. The increase in interest rate for 2008 was due primarily to long-term debt maturing within one year.

16.	OTHER ACCRUED LIABILITIES

December 31,	2008	2007
Compensation and other employee-related costs	$841	$905
Deferred revenue	1,037	981
Employee benefits (Note 21)	459	427
Discounts and rebates	331	394
Derivative Instruments	487	27
Miscellaneous	1,305	1,089

	$4,460	$3,823

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

17.	LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2008	2007
U.S. dollar:
Industrial development bonds due 2026, 2029 [1]	$50	$50
Medium-term notes due 2013 – 2041 [2]	432	457
5.75% notes due 2009 [3]	200	200
5.88% notes due 2009 [3]	401	404
6.88% notes due 2009 [3,4]	894	889
4.125% notes due 2010 [4]	936	914
4.75% notes due 2012	400	400
5.00% notes due 2013	749	748
5.00% notes due 2013	743	-
5.875% notes due 2014	995	-
4.875% notes due 2014	497	497
5.25% notes due 2016	598	598
6.00% notes due 2018 [5]	1,463	-
6.50% debentures due 2028	299	298
5.60% notes due 2036	395	395
Other loans (average interest rate of 3.9 percent) [3]	24	24
Foreign currency denominated loans:
Euro loans (average interest rate of 3.2 percent) [3]	4	22
Other loans (various currencies) [3]	114	70

	9,194	5,966
Less short-term portion of long-term debt	1,563	21

	7,631	5,945
Capital lease obligations	7	10

Total	$7,638	$5,955

[1]	Average interest rates on fixed rate industrial development bonds for December 31, 2008 and 2007, were 6.0 percent.

[2]	Average interest rates on medium-term notes at December 31, 2008 and 2007, were 4.0 percent and 5.1 percent, respectively.

[3]	Includes long-term debt due within one year.

[4]	The company has outstanding interest rate swap agreements with notional amounts totaling $1,150. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of the swaps was an asset of $43 and $19 at December 31, 2008 and 2007, respectively.

[5]	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85 percent.

The increase in total debt for 2008 is mainly due to the issuance of $750 of 5.00% Senior Notes due 2013, $1,250 of 6.00% Senior Notes due 2018 and $1,000 of 5.875% Senior Notes due 2014.

Maturities of long-term borrowings are $936, $13, $400 and $1,758 for the years 2010, 2011, 2012 and 2013, respectively, and $4,524 thereafter.

The estimated fair value of the company’s long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities was $7,700 and $6,000 at December 31, 2008 and 2007, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

18.	OTHER LIABILITIES

December 31,	2008	2007
Employee benefits:
Accrued other long-term benefit costs (Note 21)	$3,742	$3,481
Accrued pension benefit costs (Note 21)	5,168	1,663
Accrued environmental remediation costs	289	273
Miscellaneous	1,970	1,838

	$11,169	$7,255

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

19.	COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability as of December 31, 2008 and 2007 was $24 and $23, respectively. Estimates for warranty costs are based on historical claims experience.

Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2008 and December 31, 2007 was $110 and $101, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $110 at December 31, 2008. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2008, the company had directly guaranteed $605 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

The company assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, the non-investment grade default rate is used.

At December 31, 2008 and December 31, 2007, a liability of $121 and $135, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 18 percent of the $300 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at December 31, 2008:

	Short-Term	Long-Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies [1,2]:
Bank borrowings (terms up to 5 years)	$336	$226	$562
Leases on equipment and facilities (terms less than 1 year)	18	-	18
Obligations for equity affiliates [2]:
Bank borrowings (terms up to 4 years)	-	22	22
Leases on equipment and facilities (terms up to 2 years)	-	3	3

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	354	251	605

Obligations for divested subsidiaries [3]:
Conoco (terms up to 18 years)	2	16	18
Consolidation Coal Sales Company (terms from 2 to 3 years)	-	103	103

Total obligations for divested subsidiaries	2	119	121

	$356	$370	$726

[1]	Existing guarantees for customers, suppliers and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities of its divested subsidiaries Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

At December 31, 2008, the company has one master operating lease program relating to miscellaneous short-lived equipment with an unamortized value of approximately $106. Lease payments for these assets totaled $55 in 2008, $59 in 2007 and $58 in 2006, and were reported as operating expenses in the Consolidated Income Statements. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheets. Furthermore, the lease payments associated with this program vary based on one month USD LIBOR. In November 2008, the lessor notified the company that the program will terminate

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

by November 2009. Prior to that time, the company may either purchase the assets for their unamortized value or arrange for the sale of the assets and remit the proceeds to the lessor. If the assets are sold and the proceeds are less than the unamortized value, the company must pay to the lessor the difference between the proceeds and the unamortized value, up to the residual value guarantee, which totaled $92 at December 31, 2008.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $320, $193, $161, $134 and $104 for the years 2009, 2010, 2011, 2012 and 2013, respectively, and $162 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $10. Net rental expense under operating leases was $320 in 2008, $322 in 2007, and $282 in 2006.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Coatings & Color Technologies. The company’s asset retirement obligation liabilities were $60 and $62 at December 31, 2008 and 2007, respectively.

Litigation
PFOA
Environmental Actions Involving the Washington Works Site and Surrounding Area
In November 2006, DuPont entered into an Order on Consent under the Safe Drinking Water Act (SDWA) with the U.S. Environmental Protection Agency (EPA) establishing a precautionary interim screening level for PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt) of 0.5 parts per billion (ppb) in drinking water sources in the area around the DuPont Washington Works site located in Parkersburg, West Virginia. As part of the Order on Consent, DuPont conducted surveys, sampling and analytical testing of certain area public and private water systems, and installed and is operating water treatment systems in the area.

In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The data generated in the monitoring process is subject to a third party peer review. At December 31, 2008, DuPont has accruals of about $0.5 to fund its activities under the EPA MOU and Order on Consent.

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

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2009 and year-end 2011

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

at a total estimated cost of $26, of which $5 was originally placed in an interest-bearing escrow account. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $22 of which $10 was originally placed in an interest-bearing escrow account. At December 31, 2008, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $16, including $9 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at December 31, 2008, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.

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

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs’ appeal of the ruling was denied. The three plaintiffs have filed a case based on their individual claims. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. The plaintiff in one of the cases is seeking leave from the Third Circuit Court of Appeals to appeal the denial. The company is defending itself vigorously against these lawsuits alleging contamination of drinking water sources.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consumer Products Class Actions

Number
of Cases
Balance at January 1, 2006	15
Filed	7
Resolved	-

Balance at December 31, 2006	22
Filed	1
Resolved	-

Balance at December 31, 2007	23
Filed	-
Resolved	(1)

Balance at December 31, 2008	22

As of December 31, 2008, twenty-two intrastate class actions are pending on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. One of the two actions originally filed in California was dismissed in the second quarter 2008 for failure to prosecute. In December 2008, the federal district court for the Southern District of Iowa ruled that the cases could not proceed as a class action, but must be tried separately. Plaintiffs are seeking leave to appeal the ruling.

The actions allege that DuPont violated state laws by engaging in deceptive and unfair trade practices by failing “to disclose to consumers that products containing Teflon® were or are potentially harmful to consumers.” The actions seek unspecified monetary damages for consumers who purchased cooking products containing Teflon®, as well as the creation of funds for medical monitoring and independent scientific research, attorneys’ fees and other relief. In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. A ruling on this motion is expected from the Court in 2009. Damages are not quantified, but are alleged to include the cost of replacement products as well as one hundred dollars per class member as exemplary damages.

The company believes that the twenty-two class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At December 31, 2008, the company had not established any accruals related to these matters.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In late March 2007, the EU antitrust authorities issued a Statement of Objections that made antitrust allegations regarding the PCP market against DPE, relating to the joint venture’s activities, and DuPont, to which both responded. In December 2007, the EU antitrust authorities issued their decision, including the imposition of fines against DPE, Dow and DuPont totaling EURO 59.25. In February 2008, DuPont appealed the decision to the EU’s Court of First Instance which has jurisdiction to review the findings and adjust the fine. It is very unlikely that the fine would be increased as a result of the review. In March 2008, the company provisionally paid the fine of EURO 59.25 ($90.9 USD); a portion of the payment may be refunded if the appeal is successful. While a decision on the February 2008 appeal has not been issued, the EU antitrust authorities revised the December 2007 decision by imposing an incremental fine on Dow of EURO 4.425 ($6.5 USD). Dow provisionally paid the incremental fine in the third quarter of 2008 which DuPont reimbursed under the agreements between the companies.

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

At December 31, 2008, the company has accruals of approximately $28 related to this matter and a receivable of $3.9 for the remaining amount that it expects to be reimbursed by Dow.

Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number
of Cases
Balance at January 1, 2006	63
Filed	-
Resolved	(3)

Balance at December 31, 2006	60
Filed	2
Resolved	(48)

Balance at December 31, 2007	14
Filed	-
Resolved	(3)

Balance at December 31, 2008	11

At December 31, 2008, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute and the appellate court reinstated the case. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.

In the remaining two cases pending in Florida, plaintiffs allege damage to shrimping operations. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases.

During the first half of 2008, three actions pending against the company were resolved. One case in which the plaintiffs sought to reopen settlements with the company and one health effects case were effectively dismissed. Plaintiffs failed in their effort to appeal a second reopener case that had been settled in part for $1.2.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2008, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 11 cases. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At December 31, 2008, the company does not have any remaining accruals related to Benlate®.

Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties’ appeal on the merits. A decision on the appeal is not expected until the second half of 2009. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of December 31, 2008, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2008 and 2007, the Consolidated Balance Sheets included a liability of $379 and $357, respectively, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2008.

Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

20.	STOCKHOLDERS’ EQUITY

The company’s Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2008 and 2007, there were no purchases of stock under this program. During 2005, the company purchased and retired 9.9 million shares at a total cost of $505. As of December 31, 2008, the company has purchased 20.5 million shares at a total cost of $962. Management has not established a timeline for the buyback of the remaining stock under this plan.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2008:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2006	1,006,652,000	(87,041,000)

Issued	4,823,000	-
Repurchased	-	(2,366,000)
Retired	(2,366,000)	2,366,000

Balance December 31, 2006	1,009,109,000	(87,041,000)

Issued	11,916,000	-
Repurchased	-	(34,695,000)
Retired	(34,695,000)	34,695,000

Balance December 31, 2007	986,330,000	(87,041,000)

Issued	3,085,000	-

Balance December 31, 2008	989,415,000	(87,041,000)

The pre-tax, tax and after-tax effects of the components of other comprehensive income / (loss) are shown below:

	Pretax	Tax	After-tax
2008
Cumulative translation adjustment	$(120)	$-	$(120)
Net revaluation and clearance of cash flow hedges to earnings	(312)	113	(199)
Pension benefits (Note 21)	(6,326)	2,204	(4,122)
Other benefits (Note 21)	(423)	151	(272)
Net unrealized losses on securities	(16)	5	(11)

Other comprehensive loss	$(7,197)	$2,473	$(4,724)

2007
Cumulative translation adjustment	$94	$-	$94
Net revaluation and clearance of cash flow hedges to earnings	39	(15)	24
Pension benefits (Note 21)	1,028	(388)	640
Other benefits (Note 21)	478	(168)	310
Net unrealized gains on securities	7	(2)	5

Other comprehensive income	$1,646	$(573)	$1,073

2006
Cumulative translation adjustment	$77	$-	$77
Net revaluation and clearance of cash flow hedges to earnings	24	(9)	15
Minimum pension liability adjustment	160	(54)	106
Net unrealized gains on securities	11	(3)	8

Other comprehensive income	$272	$(66)	$206

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Balances of related after-tax components comprising accumulated other comprehensive loss are summarized below:

December 31,	2008	2007	2006
Cumulative translation adjustment	$130	$250	$156
Net revaluation and clearance of cash flow hedges to earnings	(158)	41	17
Net unrealized (loss)/gain on securities	(3)	8	3
Pension benefits
Net losses	(5,527)	(1,395)	(2,022)
Net prior service cost	(107)	(117)	(130)
Other benefits
Net losses	(511)	(307)	(720)
Net prior service benefit	658	726	829

	$(5,518)	$(794)	$(1,867)

21.	LONG-TERM EMPLOYEE BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pensions
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. The company’s funding policy is consistent with the funding requirements of federal laws and regulations.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company’s pension and other long-term employee benefit plans is as follows:

	Pension Benefits			Other Benefits
Obligations and Funded Status at December 31,	2008		2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$22,206		$22,849	$3,796	$4,396
Service cost	209		383	29	34
Interest cost	1,286		1,228	226	242
Plan participants’ contributions	13		13	131	149
Actuarial loss (gain)	(664)		(728)	347	(565)
Benefits paid	(1,548)		(1,544)	(457)	(464)
Amendments	4		-	-	2
Net effects of acquisitions/divestitures	-		5	-	2

Benefit obligation at end of year	$21,506		$22,206	$4,072	$3,796

Change in plan assets
Fair value of plan assets at beginning of year	$22,618		$21,909	$-	$-
Actual gain (loss) on plan assets	(5,142)		1,963	-	-
Employer contributions	252		277	326	315
Plan participants’ contributions	13		13	131	149
Benefits paid	(1,548)		(1,544)	(457)	(464)
Net effects of acquisitions/divestitures	16		-	-	-

Fair value of plan assets at end of year	$16,209		$22,618	$-	$-

Funded status
U.S. plans with plan assets	$(3,420)		$2,061	$-	$-
Non-U.S. plans with plan assets	(452)		(90)	-	-
All other plans	(1,425	) [1]	(1,559)[1]	(4,072)	(3,796)

Total	$(5,297)		$412	$(4,072)	$(3,796)

Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets (Note 13)	$-		$2,187	$-	$-
Other accrued liabilities (Note 16)	(129)		(112)	(330)	(315)
Other liabilities (Note 18)	(5,168)		(1,663)	(3,742)	(3,481)

Net amount recognized	$(5,297)		$412	$(4,072)	$(3,796)

[1]	Includes pension plans maintained around the world where funding is not permissible or customary.

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007
Net loss	$8,401	$2,060	$792	$475
Prior service cost / (benefit)	148	162	(1,012)	(1,118)

	$8,549	$2,222	$(220)	$(643)

The accumulated benefit obligation for all pension plans was $19,779 and $20,404 at December 31, 2008, and 2007, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Information for pension plans with projected benefit obligation in excess of plan assets	2008	2007
Projected benefit obligation	$21,482	$3,183
Accumulated benefit obligation	19,755	2,829
Fair value of plan assets	16,185	1,408

Information for pension plans with accumulated benefit obligations in excess of plan assets	2008	2007
Projected benefit obligation	$20,231	$2,463
Accumulated benefit obligation	18,646	2,256
Fair value of plan assets	15,027	737

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2008	2007	2006
Net periodic benefit (credit) cost
Service cost	$209	$383	$388
Interest cost	1,286	1,228	1,192
Expected return on plan assets	(1,932)	(1,800)	(1,648)
Amortization of loss	56	117	227
Amortization of prior service cost	18	18	29
Curtailment/settlement (gain) loss	1	-	3

Net periodic benefit (credit) cost	$(362)	$(54)	$191

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	6,397	(893)	-
Amortization of loss	(56)	(117)	-
Prior service cost	4	-	-
Amortization of prior service cost	(18)	(18)	-
Curtailment/settlement loss	(1)	-	-

Total recognized in other comprehensive income	$6,326	$(1,028)	$-

Total recognized in net periodic benefit cost and other comprehensive income	$5,964	$(1,082)	$191

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $277 and $18, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost and amounts recognized in other comprehensive income	2008	2007	2006
Net periodic benefit cost
Service cost	$29	$34	$33
Interest cost	226	242	222
Amortization of loss	32	72	56
Amortization of prior service benefit	(106)	(156)	(156)

Net periodic benefit cost	$181	$192	$155

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) / loss	$349	$(564)	$-
Amortization of loss	(32)	(72)	-
Prior service cost	-	2	-
Amortization of prior service benefit	106	156	-

Total recognized in other comprehensive income	$423	$(478)	$-

Total recognized in net periodic benefit cost and other comprehensive income	$604	$(286)	$155

The estimated pre-tax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $50 and ($106), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to
determine benefit obligations at December 31,	2008	2007	2008	2007
Discount rate	6.14%	6.01%	6.25%	6.25%
Rate of compensation increase	4.30%	4.28%	4.50%	4.50%

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine net periodic benefit
cost For The Years Ended December 31,	2008	2007	2008	2007
Discount rate	6.01%	5.56%	6.25%	5.75%
Expected return on plan assets	8.74%	8.74%	-	-
Rate of compensation increase	4.28%	4.32%	4.50%	4.50%

For determining U.S. plans’ net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 6.25 percent, 9.00 percent and 4.50 percent for 2008, and 5.75 percent, 9.00 percent and 4.50 percent for 2007. The discount rate for determining the principal U.S. pension plan’s net periodic benefit cost was increased to 6.00 percent as of August 31, 2006 due to re-measurement.

In August 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Effective January 1, 2008, such full service employees on the rolls as of December 31, 2006 continue to accrue benefits in the pension plan, but at a reduced rate of about one-third of its previous level. In addition, company-paid postretirement survivor benefits for these employees do not continue to grow after December 31, 2007. Such employees hired after December 31, 2006 do not participate in the pension plan. As a result of this plan amendment, the company was required to re-measure its pension expense for the remainder of 2006, reflecting plan assets and benefit obligations as of the re-measurement date. Better than

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

expected return on plan assets and a higher discount rate of 6.00 percent decreased pre-tax pension expense for 2006 by $72. For 2007, the plan amendment resulted in a reduction in pre-tax pension expense of about $40. For 2008, the plan amendment resulted in a reduction of about $40 in combined pension and defined contribution plans expense.

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

Assumed health care cost trend rates at December 31,	2008	2007
Health care cost trend rate assumed for next year	8%	9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2012	2012

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total of service and interest cost	$6	$(5)
Effect on postretirement benefit obligation	66	(63)

Plan Assets
The strategic asset allocation targets of the company’s pension plans as of December 31, 2008, and the weighted average asset allocation of these plans at December 31, 2008, and 2007, by asset category were as follows:

		Plan Assets at
		December 31,
	Strategic
Asset Category	Target	2008	2007
Equity securities	52%	49%	55%
Debt securities	31%	31%	30%
Real estate	7%	7%	5%
Other *	10%	13%	10%

Total	100%	100%	100%

*	Mainly private equity and private debt.

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

The company’s pension plans directly held $252 (2 percent of total plan assets) and $440 (2 percent of total plan assets) of DuPont common stock at December 31, 2008 and 2007, respectively.

Cash Flow
Contributions
In 2008, the company contributed $252 to its pension plans. No contributions were required or made to the principal U.S. pension plan trust fund in 2008 and no contributions are required or expected to be made to this Plan in 2009. The Pension Protection Act of 2006 (the “Act”) was signed into law in the U.S. in August 2006. The Act introduced new funding requirements for single-employer defined benefit pension plans, provided guidelines for measuring pension plan assets and pension obligations for funding purposes, introduced benefit limitations for certain underfunded plans and raised tax deduction limits for contributions to retirement plans. The new funding requirements are generally effective for plan years beginning after December 31, 2007. The implementation of the provisions of this Act did not have a material impact on the company’s required contributions. The company expects to contribute approximately $300 in 2009 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of $330 in 2009 under its other long-term employee benefit plans.

In 2007, the company made contributions of $277 to its pension plans. No contributions were required or made to the principal U.S. pension plan trust fund in 2007. In 2006, the company made contributions of $280 to its pension plans. No contributions were required or made in the principal U.S. pension plan trust fund for 2006.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2009	$1,546	$331
2010	1,495	327
2011	1,494	319
2012	1,505	313
2013	1,511	309
Years 2014 – 2018	7,878	1,526

Defined Contribution Plan
The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Savings and Investment Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. The company contributed an amount to the Plan in 2006 and 2007 equal to 50 percent of the first 6 percent of the employee’s contribution election. As part of the retirement plan changes in August 2006, effective January 1, 2007, for employees hired on that date or thereafter and effective January 1, 2008, for active employees as of December 31, 2006, the company contributes 100 percent of the first 6 percent of the employee’s contribution

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

election and also contributes 3 percent of each eligible employee’s eligible compensation regardless of the employee’s contribution. In addition, the definition of eligible compensation has been expanded to be similar to the definition of eligible compensation used in determining pension benefits.

The company’s contributions to the U.S. parent company’s defined contribution plans were $189, $57 and $52 for the years ended December 31, 2008, 2007, and 2006, respectively. The company’s matching contributions vest immediately upon contribution. The 3 percent automatic company contribution also vests immediately for employees with at least three years of service. In addition, the company made contributions of $45, $42 and $34 for the years ended December 31, 2008, 2007 and 2006, respectively, to other defined contribution plans. The company expects to contribute about $255 to its defined contribution plans in 2009.

22.	COMPENSATION PLANS

Effective January 1, 2006, the company adopted SFAS 123R using the modified prospective application transition method. As a result of the adoption of the fair value recognition provisions of SFAS 123, as amended, prospectively on January 1, 2003, the adoption of SFAS 123R did not have a material impact on the company’s financial position or results of operations. Prior to adoption of SFAS 123R, the nominal vesting approach was followed for all awards. Upon adoption of SFAS 123R on January 1, 2006, the company began expensing new stock-based compensation awards using a non-substantive approach, under which compensation costs are recognized over at least six months for awards granted to employees who are retirement eligible at the date of the grant or would become retirement eligible during the vesting period of the grant. Prior to the adoption of SFAS 123R, the company reported the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of compensation cost recognized for those options or restricted stock units are reported as financing cash flows.

The total stock-based compensation cost included in the Consolidated Income Statements was $112, $144 and $140 for 2008, 2007 and 2006, respectively. The income tax benefits related to stock-based compensation arrangements were $37, $48 and $46 for 2008, 2007 and 2006, respectively.

On April 25, 2007, the shareholders approved the DuPont Equity and Incentive Plan (“EIP”). The EIP consolidated several of the company’s existing compensation plans (the Stock Performance Plan, Variable Compensation Plan, and equity awards of the Stock Accumulation and Deferred Compensation Plan for Directors) into one plan providing for equity-based and cash incentive awards to certain employees, directors and consultants. Currently, equity-based compensation awards consist of stock options, time-vested restricted stock units (RSUs), performance-based restricted stock units (PSUs) and stock appreciation rights.

Under the EIP, the maximum number of shares reserved for the grant or settlement of awards is 60 million shares, provided that each share in excess of 20 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 60 million share limit as four shares. At December 31, 2008, approximately 49 million shares were authorized for future grants under the company’s EIP. Awards or grants made in 2007, prior to shareholder approval of the EIP, were issued under the company’s previously existing compensation plans. Awards outstanding under each of these plans have not been terminated. These awards remain outstanding and are administered under the terms of the applicable existing plan. No further awards will be made under the company’s previously existing compensation plans.

The company’s Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2008, 2007 and 2006 was $5.30, $9.47 and $7.28, respectively.

	2008	2007	2006
Dividend yield	3.7%	2.9%	3.8%
Volatility	18.86%	21.11%	25.02%
Risk-free interest rate	2.6%	4.7%	4.4%
Expected life (years)	4.5	4.5	4.5

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

Stock option awards as of December 31, 2008, and changes during the year then ended were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value (in
	(In thousands)	(per share)	(years)	thousands)
Outstanding, December 31, 2007	74,537	$46.66
Granted	8,902	$44.74
Exercised	(2,233)	$41.42
Forfeited	(392)	$45.67
Cancelled	(4,784)	$57.85

Outstanding, December 31, 2008[1]	76,030	$45.89	2.75	$ -

Exercisable, December 31, 2008	55,952	$44.55	2.43	$ -

[1]	Includes 10.2 million options outstanding from the 2002 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50. These options are currently exercisable and expire 10 years from date of grant.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company’s stock. Total intrinsic value of options exercised for 2008, 2007 and 2006 were $18, $96 and $22, respectively. In 2008, the company realized a tax benefit of $6 from options exercised.

As of December 31, 2008, $21 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.58 years.

RSUs and PSUs
In 2004, the company began issuing RSUs in addition to stock options. These RSUs serially vest over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees.

These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company also grants PSUs to senior leadership. In 2008, there were 306,480 PSUs granted. Vesting for PSUs granted in 2008 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs, subject to the TSR metric, was $63.86, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

For PSUs granted prior to 2008, vesting occurs upon attainment of (i) corporate revenue growth relative to peer companies and (ii) return on invested capital objectives (relative to peer companies for periods prior to 2007 and relative to internal targets for periods beginning in 2007). The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The fair value of PSUs granted prior to 2008 is based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2008 and 2007 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2008, 2007, and 2006 was $45.70, $51.00, and $39.47, respectively. The table also includes Board of Directors’ cash-settled RSUs granted prior to 2008.

		Weighted
	Number of	Average
	Shares	Grant Date
	(In	Fair Value
	thousands)	(per share)
Nonvested, December 31, 2007	3,873	$45.67

Granted	1,823	$45.70
Vested	(1,352)	$44.63
Forfeited	(335)	$48.07

Nonvested, December 31, 2008	4,009	$45.72

As of December 31, 2008, there was $48 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of stock units vested during 2008, 2007 and 2006 was $60, $53 and $23, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company’s success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $140, $163 and $153 for 2008, 2007 and 2006, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include Pioneer’s Annual Reward Program and the company’s regional and local variable compensation plans. Such awards were $196, $217 and $178 for 2008, 2007 and 2006, respectively.

23.	DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. The company has established a variety of approved derivative instruments to be utilized in each risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. Derivative instruments utilized during the period include forwards, options, futures and swaps. The company has not designated any non-derivatives as hedging instruments.

The corporate financial risk management policy establishes an oversight committee and risk management guidelines that authorize the use of specific derivative instruments and further establishes procedures for

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

control and valuation, counterparty credit approval and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company does not anticipate nonperformance by counterparties to these contracts and no material loss would be expected from such nonperformance. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The company hedges foreign currency-denominated monetary assets and liabilities, certain foreign currency-denominated revenues, certain business specific foreign currency exposures, and certain energy type and agricultural feedstock purchases.

Fair Value Hedges
During the year ended December 31, 2008, the company maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments which allows the company to maintain a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. Changes in the fair value of derivatives that hedge interest rate risk are recorded in interest expense each period. The offsetting changes in the fair values of the related debt are also recorded in interest expense. The company maintains no other fair value hedges. During the fourth quarter of 2008, interest rate swaps were terminated with a combined notional amount of $1.25 billion for cash proceeds of $226, which are classified within financing cash flows in the Consolidated Statements of Cash Flows. This gain will be amortized to earnings as a reduction to interest expense over the remaining life of the debt, through 2018.

Cash Flow Hedges
The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. Foreign currency programs involve hedging a portion of certain foreign currency-denominated revenues outside of the U.S. Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, ethane, corn, soybeans and soybean meal. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

Hedges of foreign currency-denominated revenues are reported on the net sales line of the Consolidated Income Statements, and the effects of hedges of inventory purchases are reported as a component of cost of goods sold and other operating charges. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. Cash flow hedge ineffectiveness reported in earnings for 2008 was a pre-tax loss of $19. Pre-tax hedge losses excluded from the assessment of hedge effectiveness for 2008 was $1. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive loss for 2008:

	Pretax	Tax	After-tax
Beginning balance	$66	$(25)	$41
Additions and revaluations of derivatives designated as cash flow hedges	(299)	106	(193)
Clearance of hedge results to earnings	(13)	7	(6)

Ending balance	$(246)	$88	$(158)

Portion of ending balance expected to be reclassified into earnings over the next twelve months	$(150)	$58	$(92)

Hedges of Net Investment in a Foreign Operation
During the year ended December 31, 2008, the company did not maintain any hedges of net investment in a foreign operation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Relationships
The company uses foreign currency exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the foreign currency exchange contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment.

Currency Risk
The company uses foreign exchange contracts to offset its net exposures, by currency, related to monetary assets and liabilities of its operations that are denominated in currencies other than the designated functional currency. The primary business objective is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. In addition, foreign currency exchange contracts are used to offset a portion of the company’s exposure to certain foreign currency denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

From time to time, the company will enter into foreign currency exchange contracts to establish with certainty the functional currency amount of future firm commitments denominated in another currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used to manage near-term foreign currency cash requirements.

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

At December 31, 2008, the company had interest rate swap agreements with total notional amounts of approximately $1,150, whereby the company, over the remaining terms of the underlying notes, will receive a fixed rate payment equivalent to the fixed interest rate of the underlying note and pay a floating rate of interest that is based on USD LIBOR.

Interest rate swaps did not have a material effect on the company’s overall cost of borrowing at December 31, 2008 and 2007. See Note 17 for additional descriptions of interest rate swaps.

Commodity Price Risk
The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24.	GEOGRAPHIC INFORMATION

	2008		2007		2006
	Net	Net	Net	Net	Net	Net
	Sales [1]	Property [2]	Sales [1]	Property [2]	Sales [1]	Property [2]
United States	$11,091	$7,784	$11,277	$7,687	$11,123	$7,449

Europe
Belgium	$350	$157	$346	$166	$218	$176
Germany	2,220	309	2,045	319	1,826	319
France	1,072	115	1,039	121	992	120
Italy	912	28	864	27	832	26
Luxembourg	88	247	79	232	60	200
The Netherlands	240	229	187	275	213	283
Spain	521	297	466	184	455	162
United Kingdom	605	138	641	142	617	147
Other	3,478	332	3,162	288	2,708	303

Total Europe	$9,486	$1,852	$8,829	$1,754	$7,921	$1,736

Asia Pacific
China/Hong Kong	$1,656	$309	$1,594	$270	$1,415	$210
India	485	60	424	31	345	30
Japan	1,302	102	1,187	105	1,103	114
Taiwan	420	132	427	128	447	116
Korea	534	78	551	80	569	78
Singapore	153	42	152	44	150	38
Other	933	39	842	35	730	37

Total Asia Pacific	$5,483	$762	$5,177	$693	$4,759	$623

Canada & Latin America
Brazil	$1,775	$300	$1,485	$282	$1,191	$275
Canada	907	157	963	161	921	146
Mexico	843	225	801	211	810	205
Argentina	335	28	325	30	271	30
Other	609	46	521	42	425	34

Total Canada & Latin
America	$4,469	$756	$4,095	$726	$3,618	$690

Total	$30,529	$11,154	$29,378	$10,860	$27,421	$10,498

[1]	Net sales are attributed to countries based on the location of the customer.

[2]	Includes property, plant and equipment less accumulated depreciation.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

25.	SEGMENT INFORMATION

The company has six reportable segments. Five of the segments constitute the company’s growth segments: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials and Safety & Protection. The sixth segment, Pharmaceuticals, is limited to income from the company’s interest in two drugs, Cozaar® and Hyzaar®.

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

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years’ data have been reclassified to reflect the 2008 organizational structure. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income before income taxes, minority interests, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net permanent investment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets which is discussed in Note 5. Expenditures for long-lived assets exclude investments in affiliates and include payments for property, plant and equipment as part of business acquisitions.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

		Coatings &	Electronic &
	Agriculture &	Color	Communication	Performance	Safety &	Pharma-
	Nutrition	Technologies	Technologies	Materials	Protection	ceuticals	Other	Total
2008
Segment sales	$7,952	$6,606	$3,988	$6,425	$5,729	$-	$160	$30,860
Less transfers	-	(55)	(121)	(39)	(98)	-	(18)	(331)

Net sales	7,952	6,551	3,867	6,386	5,631	-	142	30,529
Pretax operating income (loss)	1,087	326	436	128	829	1,025	(181)	3,650
Depreciation and amortization	460	217	175	219	196	-	4	1,271
Equity in earnings of affiliates	25	1	36	44	29	-	(18)	117
Segment net assets	5,972	3,598	2,518	3,619	3,560	201	145	19,613
Affiliate net assets	184	15	347	437	96	41	50	1,170
Expenditures for long-lived assets	376	215	229	271	621	-	27	1,739

2007
Segment sales	$6,842	$6,609	$3,797	$6,630	$5,641	$-	$178	$29,697
Less transfers	-	(53)	(114)	(43)	(91)	-	(18)	(319)

Net sales	6,842	6,556	3,683	6,587	5,550	-	160	29,378
Pretax operating income (loss)	894	840	594	626	1,199	949	(224)	4,878
Depreciation and amortization	418	205	167	214	190	-	4	1,198
Equity in earnings of affiliates	3	1	36	(155)	22	-	(14)	(107)
Segment net assets	5,712	4,045	2,530	3,794	3,253	183	157	19,674
Affiliate net assets	157	12	314	421	91	32	52	1,079
Expenditures for long-lived assets	249	284	215	273	404	-	14	1,439

2006
Segment sales	$6,008	$6,290	$3,573	$6,179	$5,496	$-	$180	$27,726
Less transfers	-	(49)	(109)	(46)	(82)	-	(19)	(305)

Net sales	6,008	6,241	3,464	6,133	5,414	-	161	27,421
Pretax operating income (loss)	604	817	577	559	1,080	819	(173)	4,283
Depreciation and amortization	428	220	159	210	187	-	5	1,209
Equity in earnings of affiliates	(3)	-	48	10	20	-	(8)	67
Segment net assets	5,812	3,959	2,476	4,112	3,032	200	133	19,724
Affiliate net assets	51	10	293	713	87	40	55	1,249
Expenditures for long-lived assets	214	370	212	254	320	-	8	1,378

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income before income taxes and minority interests	2008	2007	2006
Total segment PTOI	$3,650	$4,878	$4,283
Net exchange (losses)/gains (includes affiliates)	(255)	(85)	(4)
Corporate expenses and interest	(1,004)	(1,050)	(950)

Income before income taxes and minority interests	$2,391	$3,743	$3,329

Segment net assets to total assets	2008	2007	2006
Total segment net assets	$19,613	$19,674	$19,724
Corporate assets [1]	8,815	6,649	5,874
Liabilities included in net assets	7,781	7,808	6,179

Total assets	$36,209	$34,131	$31,777

[1]	Pension assets are included in corporate assets.

Other items	Segment Totals	Adjustments	Consolidated Totals
2008
Depreciation and amortization	$1,271	$173	$1,444
Equity in earnings of affiliates	117	(36)	81
Affiliate net assets	1,170	(326)	844
Expenditures for long-lived assets	1,739	239	1,978

2007
Depreciation and amortization	$1,198	$173	$1,371
Equity in earnings of affiliates	(107)	(23)	(130)
Affiliate net assets	1,079	(261)	818
Expenditures for long-lived assets	1,439	146	1,585

2006
Depreciation and amortization	$1,209	$175	$1,384
Equity in earnings of affiliates	67	(17)	50
Affiliate net assets	1,249	(446)	803
Expenditures for long-lived assets	1,378	154	1,532

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2008 included the following pre-tax benefits (charges):

Agriculture & Nutrition [2,3]	$(22)
Coatings & Color Technologies [3]	(236)
Electronic & Communication Technologies [2,3]	(57)
Performance Materials [2,3]	(310)
Safety & Protection [2,3]	(106)
Other [1,3]	20

$(711)

[1]	Includes a $51 benefit from a litigation settlement.

[2]	Includes a $227 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Agriculture & Nutrition – $4; Electronic & Communication Technologies – $2; Performance Materials – $216; and Safety & Protection – $5.

[3]	Includes a $535 restructuring charge impacting the segments as follows: Agriculture & Nutrition – $18; Coatings & Color Technologies – $236; Electronic & Communication Technologies – $55; Performance Materials - $94; Safety & Protection – $101; and Other – $31.

2007 includes the following pre-tax benefits (charges):

Performance Materials [1,2]	$(185)
Other [3]	(40)

$(225)

[1]	Included a net $20 charge for existing litigation in connection with the elastomers antitrust matter. See Note 19 for more details.

[2]	Included a $165 impairment charge to write-down the carrying value of the company’s investment in a polyester films joint venture.

[3]	Included a $40 charge for existing litigation relating to a former business. See Note 19 for more details.

2006 includes the following pre-tax benefits (charges):

Agriculture & Nutrition [1,2]	$(115)
Coatings & Color Technologies [1,3,4]	10
Electronic & Communication Technologies [1]	10
Performance Materials [1,2]	(60)
Safety & Protection[1,3,5]	(14)

$(169)

[1]	Included a benefit of $61 of insurance recoveries, net of fees, which related to asbestos litigation expenses incurred by the company in prior periods. Pre-tax amounts by segment for the insurance recoveries were: Agriculture & Nutrition – $7; Coatings & Color Technologies – $19; Electronic & Communication Technologies – $10; Performance Materials - $12; and Safety & Protection – $13.

[2]	Included a restructuring charge of $194 in the following segments: Agriculture & Nutrition – $122 and Performance Materials – $72. See Note 4 for more details.

[3]	Included insurance recoveries relating to the damage suffered from Hurricane Katrina in 2005. Pre-tax amounts by segment were: Coatings & Color Technologies – $123 and Safety & Protection – $20.

[4]	Included a net restructuring charge of $132 in the Coatings & Color Technologies segment. See Note 4 for more details.

[5]	Included an asset impairment charge of $47 associated with an underperforming industrial chemicals asset held for sale within the Safety & Protection segment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

26.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	For The Quarter Ended
	March 31,		June 30,	September 30,		December 31,
2008
Net sales	$8,575		$8,837	$7,297		$5,820
Cost of goods sold and other expenses [1]	7,220		7,773	7,149		6,927
Income (loss) before income taxes and minority interests	1,470		1,412	470	[3]	(961	) [4]
Net income (loss)	1,191		1,078	367		(629)
Basic earnings (loss) per share of common stock [2]	1.32		1.19	0.40		(0.70)
Diluted earnings (loss) per share of common stock [2]	1.31		1.18	0.40		(0.70)

2007
Net sales	$7,845		$7,875	$6,675		$6,983
Cost of goods sold and other expenses [1]	6,750		6,823	6,297		6,610
Income before income taxes and minority interests	1,312	[5]	1,308	630	[6]	493	[7]
Net income	945		972	526		545	[8]
Basic earnings per share of common stock [2]	1.02		1.05	0.57		0.60
Diluted earnings per share of common stock [2]	1.01		1.04	0.56		0.60

[1]	Excludes interest expense and nonoperating items.

[2]	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

[3]	Includes a $227 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the Hurricanes Ike and Gustav.

[4]	Includes a $535 charge for employee separation payments and asset-related charges associated with the 2008 global restructuring program.

[5]	Includes a net $52 charge for existing litigation in the Performance Materials segment in connection with the elastomers antitrust matter. See Note 19 for more details.

[6]	Includes a $40 charge for existing litigation in Other relating to a former business. See Note 19 under the heading Spelter, West Virginia, for more details.

[7]	Includes an impairment charge of $165 to write down the company’s investment in a polyester films joint venture in the Performance Materials segment. This charge was partially offset by a net $32 benefit resulting from the reversal of certain litigation accruals in the Performance Materials segment established in prior periods for the elastomers antitrust matter (see Note 19 for more details) and a $6 benefit for the reversal of accrued interest associated with the favorable settlement of certain prior year tax contingencies.

[8]	Includes a benefit of $108 for the reversal of income tax accruals associated with the favorable settlement of certain prior year tax contingencies.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
1007 Market Street
Wilmington, DE 19898
Telephone: 302 774-1000
E-mail: find.info@usa.dupont.com

2009 Annual Meeting
The annual meeting of the shareholders will be held at 10:30 a.m., Wednesday, April 29, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

Stock Exchange Listings
DuPont common stock (Symbol DD) is listed on the New York Stock Exchange, Inc. (NYSE) and on certain foreign exchanges. Quarterly high and low market prices are shown in Item 5 of the Form 10-K. On May 27, 2008, the company certified to the NYSE that it is not aware of any violations of the NYSE’s Corporate Governance listing standards. The company filed the required certifications under Section 302 of the Sarbanes-Oxley Act with its annual report for the year ended December 31, 2008, on Form 10-K.

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
other locations-781 575-2724
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
or call 302 774-0564
or 302 774-8802

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

Product Information / Referral
From the United States and Canada:
  800 441-7515 (toll-free)
From other locations: 302 774-1000
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:

1.	2008 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
2.	Proxy Statement for 2009 Annual Meeting of Stockholders; and
3.	Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q

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

Online Delivery of Proxy Materials
Stockholders may request their proxy materials electronically in 2009 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).

Exhibit Index
The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 99 to the company’s current Report on Form 8-K filed on December 15, 2008).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009.

10.2*	Form of Award Terms for time-vested restricted stock units granted to non-employee directors under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.3*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.4*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.6*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.7*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.8*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 and 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibits 10.8 and 10.12, respectively, to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.9*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibits 10.10, 10.11, 10.13 and 10.14 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

10.10*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

Exhibit
Number	Description

10.11*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*	Letter Agreement and Employee Agreement, dated as of December 9, 2008, as amended, between the company and R.R. Goodmanson.

10.13*	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.14*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.15*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards.

12	Computation of the Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14 (a)/15d-14 (a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.