Form 10-Q
period 2009-03-31
DUPONT E I DE NEMOURS & CO
filed 2009-04-28
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)
Yes ☐     No ☐
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
Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 903,582,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2009.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I. Financial Information
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$6,871	$8,575
Other income, net	399	195

Total	7,270	8,770

Cost of goods sold and other operating charges	5,185	5,956
Selling, general and administrative expenses	907	934
Research and development expense	323	330
Interest expense	106	80

Total	6,521	7,300

Income before income taxes	749	1,470
Provision for income taxes	260	273

Net income	489	1,197

Less: Net income attributable to noncontrolling interests	1	6

Net income attributable to DuPont	$488	$1,191

Basic earnings per share of common stock	$0.54	$1.32

Diluted earnings per share of common stock	$0.54	$1.31

Dividends per share of common stock	$0.41	$0.41

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$2,386	$3,645
Marketable securities	21	59
Accounts and notes receivable, net	6,423	5,140
Inventories	4,615	5,681
Prepaid expenses	200	143
Income taxes	570	643

Total current assets	14,215	15,311

Property, plant and equipment, net of accumulated depreciation (March 31, 2009 - $17,117; December 31, 2008 - $16,800)	11,164	11,154
Goodwill	2,128	2,135
Other intangible assets	2,612	2,710
Investment in affiliates	877	844
Other assets	3,892	4,055

Total	$34,888	$36,209

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,300	$3,128
Short-term borrowings and capital lease obligations	1,569	2,012
Income taxes	155	110
Other accrued liabilities	3,578	4,460

Total current liabilities	7,602	9,710

Long-term borrowings and capital lease obligations	8,490	7,638
Other liabilities	11,011	11,169
Deferred income taxes	142	140

Total liabilities	27,245	28,657

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2009 - 990,624,000; December 31, 2008 - 989,415,000	297	297
Additional paid-in capital	8,396	8,380
Reinvested earnings	10,569	10,456
Accumulated other comprehensive loss	(5,558)	(5,518)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2009 and December 31, 2008)	(6,727)	(6,727)

Total DuPont stockholders’ equity	7,214	7,125

Noncontrolling interests	429	427

Total equity	7,643	7,552

Total	$34,888	$36,209

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2009	2008
Operating activities
Net income attributable to DuPont	$488	$1,191

Adjustments to reconcile net income attributable to DuPont to cash used for operating activities:
Depreciation	300	287
Amortization of intangible assets	99	93
Contributions to pension plans	(100)	(89)
Other noncash charges and credits — net	67	80
Change in operating assets and liabilities — net	(1,686)	(2,513)

Cash used for operating activities	(832)	(951)

Investing activities
Purchases of property, plant and equipment	(358)	(410)
Investments in affiliates	(8)	(3)
Payments for businesses — net of cash acquired	—	(31)
Proceeds from sales of assets — net of cash sold	15	5
Net decrease in short-term financial instruments	38	104
Forward exchange contract settlements	(76)	(187)
Other investing activities — net	(4)	2

Cash used for investing activities	(393)	(520)

Financing activities
Dividends paid to stockholders	(375)	(372)
Net increase in borrowings	433	1,611
Proceeds from exercise of stock options	—	19
Other financing activities — net	(38)	4

Cash provided by financing activities	20	1,262

Effect of exchange rate changes on cash	(54)	(2)

Decrease in cash and cash equivalents	$(1,259)	$(211)

Cash and cash equivalents at beginning of period	3,645	1,305

Cash and cash equivalents at end of period	$2,386	$1,094

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 1. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. Results for interim periods should not be considered indicative of results for a full year. These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, collectively referred to as the ‘2008 Annual Report’. The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary. Certain reclassifications of prior year’s data have been made to conform to current year classifications.
Accounting Standards Issued Not Yet Adopted
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP FAS 132(R)-1 will not affect the company’s financial position or results of operations. The new standard solely affects the disclosure of information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 2. Implementation of FASB Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160)
Effective January 1, 2009, the company implemented the provisions of SFAS 160 for the reporting of noncontrolling interests in the company’s Consolidated Financial Statements and accompanying notes. SFAS 160 changed the accounting and reporting of minority interests (now referred to as noncontrolling interests) in the company’s Consolidated Financial Statements. The following tables illustrate the changes in equity for the three months ended March 31, 2009 and 2008, respectively:

							Accumulated
					Additional		Other
Consolidated Changes in Equity		Comprehensive	Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
as of March 31, 2009	Total	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Interests

Beginning balance	$7,552		$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427
Acquisition of a majority interest in a consolidated subsidiary	1								1
Comprehensive income:
Net income	489	489				488			1
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(68)	(68)					(68)
Net revaluation and clearance of cash flow hedges to earnings	2	2					2
Pension benefit plans	38	38					38
Other benefit plans	(10)	(10)					(10)
Net unrealized loss on securities	(2)	(2)					(2)

Other comprehensive income (loss)	(40)	(40)

Comprehensive income	449	449 [1]

Common dividends	(372)					(372)
Preferred dividends	(3)					(3)
Common Stock issued - Compensation plans	16				16

Total Equity as of March 31, 2009	$7,643		$237	$297	$8,396	$10,569	$(5,558)	$(6,727)	$429

							Accumulated
					Additional		Other
Consolidated Changes in Equity		Comprehensive	Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
as of March 31, 2009	Total	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Interests

Beginning balance	$11,578		$237	$296	$8,179	$9,945	$(794)	$(6,727)	$442
Comprehensive income:
Net income	1,197	1,197				1,191			6
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	120	120					120
Net revaluation and clearance of cash flow hedges to earnings	5	5					7		(2)
Pension benefit plans	14	14					14
Other benefit plans	(11)	(11)					(11)
Net unrealized loss on securities	(4)	(4)					(4)

Other comprehensive income (loss)	124	124

Comprehensive income	1,321	1,321 [1]

Common dividends	(372)					(369)			(3)
Preferred dividends	(3)					(3)
Common Stock issued — Compensation plans	41				41

Total Equity as of March 31, 2008	$12,565		$237	$296	$8,220	$10,764	$(668)	$(6,727)	$443

[1]	Includes comprehensive income attributable to noncontrolling interests of $1 and $4 for the three months ended March 31, 2009 and 2008, respectively.
Note 3. Fair Value Measurements
In 2008, the company implemented the provisions of SFAS 157, “Fair Value Measurements” for financial assets and financial liabilities reported at fair value. Effective January 1, 2009, the company prospectively implemented the provisions of FASB Staff Position No. FAS 157-2 for non-financial assets and non-financial liabilities reported or disclosed at fair value, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The disclosures focus on the inputs used to measure fair value.
The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy. The company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:
Level 1 —	Quoted market prices in active markets for identical assets or liabilities

Level 2 —	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs)
At March 31, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	March 31,	Fair Value Measurements at March 31, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs

Financial assets

Derivatives	$114	$—	$114

Available-for-sale securities	16	16	—

	$130	$16	$114

Financial liabilities

Derivatives	$316	$—	$316

Note 4. Other Income, Net

	Three Months Ended
	March 31,
	2009	2008

Cozaar®/Hyzaar® income	$251	$233
Royalty income	32	27
Interest income	21	27
Equity in earnings of affiliates	33	19
Net gains on sales of assets	4	2
Net exchange gains (losses) [1]	49	(135)
Miscellaneous income and expenses, net [2]	9	22

Total	$399	$195

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize,

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
Note 5. Restructuring Activities
During the three months ended March 31, 2009, there were no significant changes in estimates related to liabilities established for the global restructuring program recorded in 2008. A complete discussion of all restructuring initiatives is included in the company’s 2008 Annual Report in Note 5, “Restructuring Activities.”
The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee	Other
	Separation	Non-personnel
	Costs	Charges	Total
Balance at December 31, 2008	$309	$17	$326

Payments	(19)	—	(19)
Net Translation Adjustment	(12)	(1)	(13)

Balance at March 31, 2009	$278	$16	$294

As of March 31, 2009, approximately 900 employees were separated relating to the 2008 global restructuring program.
Note 6. Provision for Income Taxes
In the first quarter 2009, the company recorded a tax provision of $260, including $103 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net income attributable to DuPont	$488	$1,191
Preferred dividends	(3)	(3)

Net income available to DuPont common stockholders	$485	$1,188

Denominator:
Weighted-average number of common shares — Basic	903,893,000	900,646,000

Dilutive effect of the company’s employee compensation plans	1,772,000	5,547,000

Weighted-average number of common shares — Diluted	905,665,000	906,193,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2009	2008

Average Number of Stock Options	81,260,000	26,526,000
Note 8. Inventories

	March 31,	December 31,
	2009	2008

Finished products	$3,535	$3,156
Semifinished products	1,033	2,234
Raw materials and supplies	935	1,199

	5,503	6,589
Adjustment of inventories to a last-in, first-out (LIFO) basis	(888)	(908)

Total	$4,615	$5,681

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the three-month period ended March 31, 2009.
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,406	$(1,426)	$980	$2,420	$(1,356)	$1,064
Patents	128	(48)	80	128	(45)	83
Trademarks	61	(20)	41	61	(19)	42
Other	625	(268)	357	627	(260)	367

	3,220	(1,762)	1,458	3,236	(1,680)	1,556

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	$1,154	$—	$1,154	$1,154	$—	$1,154

Total	$4,374	$(1,762)	$2,612	$4,390	$(1,680)	$2,710

The aggregate amortization expense for definitive-lived intangible assets was $99 and $93 for the three-month period ended March 31, 2009 and 2008, respectively. The estimated aggregate amortization expense for 2009 and each of the next five years is approximately $270, $210, $200, $180, $160 and $140.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 10. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $25 and $24 as of March 31, 2009 and December 31, 2008, respectively. Estimates for warranty costs are based on historical claims experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of March 31, 2009 and December 31, 2008 was $110, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $110 at March 31, 2009. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At March 31, 2009, the company had directly guaranteed $528 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.
The company assesses the payment/performance risk by assigning default rates based on the duration of the guarantees. These default rates are assigned based on the external credit rating of the counterparty or through internal credit analysis and historical default history for counterparties that do not have published credit ratings. For counterparties without an external rating or available credit history, a cumulative average default rate is used.
At March 31, 2009 and December 31, 2008, a liability of $116 and $121, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 23 percent of the $235 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at March 31, 2009:

	Short-	Long-
	Term	Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies[1,2]:
Bank borrowings (terms up to 5 years)	$344	$153	$497
Leases on equipment and facilities (terms less than 1 year)	13	—	13
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 4 years)	—	15	15
Leases on equipment and facilities (terms up to 2 years)	—	3	3

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$357	$171	$528

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms up to 18 years)	2	16	18
Consolidation Coal Sales Company (terms from 2 to 3 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	2	119	121

	$359	$290	$649

[1]	Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Master Operating Leases
At March 31, 2009, the company has one master operating lease program relating to miscellaneous short-lived equipment with an unamortized value of approximately $88. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheets. Furthermore, the lease payments associated with this program vary based on one month USD LIBOR. In November 2008, the lessor notified the company that the program will terminate by November 2009. Prior to that time, the company may either purchase the assets for their unamortized value or arrange for the sale of the assets and remit the proceeds to the lessor. If the assets are sold and the proceeds are less than the unamortized value, the company must pay to the lessor the difference between the proceeds and the unamortized value, up to the residual value guarantee, which totaled $76 at March 31, 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
PFOA
Regulatory and Environmental Actions
In January 2009, the U.S. Environmental Protection Agency (EPA) issued a national Provisional Health Advisory for PFOA of 0.40 parts per billion (ppb) in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting the advisory level. Under the terms of the 2009 consent order, DuPont will conduct surveys, sampling and analytical testing in the area around its Washington Works site located in Parkersburg, West Virginia. If tests indicate the presence of PFOA, (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), in drinking water at 0.40 ppb or greater, the company will offer treatment or an alternative supply of drinking water. The 2009 consent order supersedes the November 2006 Order on Consent between DuPont and EPA which established a precautionary interim screening level for PFOA of 0.50 ppb in drinking water sources in the area around the Washington Works site. All of DuPont’s remaining obligations under the 2006 consent order have been incorporated into the 2009 consent order.
In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The data generated in the monitoring process is subject to a third party peer review.
DuPont agreed with the New Jersey Department of Environmental Protection (NJDEP) to voluntarily sample private wells within a two-mile radius of its Chambers Works site in Deepwater New Jersey for the presence of PFOA beginning in spring 2009.
At March 31, 2009, DuPont has accruals of about $0.6 to fund its activities under the 2009 consent order and EPA MOU and to fund its voluntary activities under the NJDEP agreement.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2009 and year-end 2011 at a total estimated cost of $26, of which

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
$5 was originally placed in an interest-bearing escrow account. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $22 of which $10 was originally placed in an interest-bearing escrow account. At March 31, 2009, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $14, including $6 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at March 31, 2009, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
In June 2007, the LHWA notified DuPont that it intends to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in its wells. DuPont received in February 2009, two additional letters of intent to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in public and private water wells in Parkersburg, West Virginia and Penns Grove, New Jersey. DuPont denies any such endangerment exists at any of these locations and intends to vigorously defend itself if a lawsuit is filed.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Consumer Products Class Actions

Number of Cases

Balance at December 31, 2008	22
Filed	—
Resolved	—

Balance at March 31, 2009	22

As of March 31, 2009, twenty-two intrastate class actions are pending on behalf of consumers who have purchased cookware with Teflon® non-stick coating in federal district courts against DuPont. The actions were filed on behalf of consumers in California, Colorado, Connecticut, Delaware, the District of Columbia, Florida, Illinois, Indiana, Iowa, Kentucky, Massachusetts, Michigan, Missouri, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, Texas and West Virginia. One of the two actions originally filed in California was dismissed in the second quarter 2008 for failure to prosecute. In December 2008, the federal district court for the Southern District of Iowa ruled that the cases could not proceed as a class action, but must be tried separately. In March 2009, the Eighth Circuit Court of Appeals rejected plaintiffs’ appeal of the ruling. Rather than continue the litigation, plaintiffs’ counsel agreed to dismiss all twenty-two actions.
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
The company believes that the class actions and the motion filed in Quebec are without merit and, therefore, believes it is remote that it will incur losses related to these actions. At March 31, 2009, the company had not established any accruals related to these matters.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the Department of Justice (DOJ) in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, is being paid in six equal, annual installments. The last remaining installment is due in 2010. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ’s investigation.
At March 31, 2009, the company has accruals of approximately $14 related to this matter and a receivable of $3.9 for the remaining amount that it expects to be reimbursed by Dow.
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2008	11
Filed	1
Resolved	—

Balance at March 31, 2009	12

At March 31, 2009, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute and the appellate court reinstated the case. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.
In two other cases pending in Florida, plaintiffs allege damage to shrimping operations. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. Trial is expected to occur in the second half of 2009.
In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with atrazine caused plaintiff’s kidney and brain cancer. The case has been removed to federal court.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of March 31, 2009, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 12 cases. The company has recovered approximately $275 of its costs and expenses

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
through insurance and does not expect additional insurance recoveries, if any, to be significant. At March 31, 2009, the company does not have any remaining accruals related to Benlate®.
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties’ appeal on the merits. The oral argument was heard on April 7, 2009. A decision on the appeal is expected as early as the second quarter 2009. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of March 31, 2009, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
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
Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s 2008 Annual Report. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of CERCLA, RCRA or state enforcement activities.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2009, the Condensed Consolidated Balance Sheets included a liability of $382, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of March 31, 2009.
Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2008 Annual Report.
Note 11. Derivatives and Other Hedging Instruments
Effective January 1, 2009, the company prospectively implemented the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 enhances the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.
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
The corporate financial risk management policy establishes an oversight committee and risk management guidelines that authorize the use of specific derivative instruments and further establishes procedures for control and valuation, counterparty credit approval and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.
The company hedges foreign currency denominated revenue and monetary assets and liabilities, certain business specific foreign currency exposures and certain energy feedstock purchases. In addition, the company enters into exchange traded agricultural commodity derivatives to hedge exposures relevant to agricultural feedstock purchases.
Foreign Currency Risk
The company’s objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency-denominated assets, liabilities, commitments, and cash flows.
The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized.
Interest Rate Risk
The company uses interest rate swaps to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing.
Interest rate swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR. Interest rate swaps allow the company to achieve a target range of floating rate debt.
Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, ethane, corn, soybeans and soybean meal.
The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.
Fair Value Hedges
During the quarter ended March 31, 2009, the company maintained a number of interest rate swaps that involve the exchange of fixed for floating rate interest payments which allows the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other fair value hedges. At March 31, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,150.
Cash Flow Hedges
The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.
The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. Dollar value of the related foreign currency-denominated revenues. At March 31, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $374.
A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At March 31, 2009, the company had energy feedstock contracts with gross notional amounts of approximately $392.
The company contracts with independent growers to produce finished seed inventory. Under these contracts, growers are compensated with bushel equivalents that are marketed to the company for the market price of grain for a period of time following harvest. Derivative instruments, such as commodity futures and options that have a high correlation to the underlying commodity, are used to hedge the commodity price risk involved in compensating growers.
The company utilizes agricultural commodity futures to manage the price volatility of soybean meal. These derivative instruments have a high correlation to the underlying commodity exposure and are deemed effective in offsetting soybean meal feedstock price risk.
At March 31, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $323.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended
	March 31, 2009
	Pre-tax	Tax	After- Tax

Beginning balance	$(246)	$88	$(158)

Additions and revaluations of derivatives designated as cash flow hedges	(60)	20	(40)

Clearance of hedge results to earnings	63	(21)	42

Balance at March 31, 2009	$(243)	$87	$(156)

Amounts expected to be reclassified into earnings over the next twelve months	$(143)	$54	$(89)

Hedges of Net Investment in a Foreign Operation
During the quarter ended March 31, 2009, the company did not maintain any hedges of net investment in a foreign operation.
Derivatives not Designated in Hedging Relationships
The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At March 31, 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,682.
In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At March 31, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $105.
Contingent Features
During the quarter ended March 31, 2009, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:
Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31, 2009		March 31, 2009
	Fair Value		Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$3	[1]	$—
Interest rate swaps	29	[2]	—
Foreign currency contracts	9	[1]	—
Energy feedstocks	—		96	[3]
Energy feedstocks	—		83	[4]

Total derivatives designated as hedging instruments under SFAS 133	$41		$179

Derivatives not designated as hedging instruments under SFAS 133
Agricultural feedstocks	5	[1]
Foreign currency contracts	68	[1]	137	[3]

Total derivatives not designated as hedging instruments under SFAS 133	$73		$137

Total derivatives	$114		$316

[1]	Balance sheet location as of March 31, 2009 was accounts and notes receivable, net.

[2]	Balance sheet location as of March 31, 2009 was other assets.

[3]	Balance sheet location as of March 31, 2009 was other accrued liabilities.

[4]	Balance sheet location as of March 31, 2009 was other liabilities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The Effect of Derivative Instruments on the Consolidated Income Statement
Fair Value Hedging

	Amount of Gain or		Amount of Gain or (Loss)
Derivatives in SFAS	(Loss) Recognized in		Recognized in Income on
133 Fair Value Hedging	Income of Derivative		Hedged Item
Relationships	March 31, 2009		March 31, 2009

Interest rate swaps	$(11	) [1]	$11	[1]

Total	$(11)		$11

[1]	Gain/(loss) for the three-month period ended March 31, 2009 was recognized in interest expense.
Cash Flow Hedging

				Amount of Gain or
				(Loss) Recognized in
	Amount of Gain or	Amount of Gain or		Income on Derivative
	(Loss) Recognized in	(Loss) Reclassified from		(Ineffective Portion and
Derivatives in SFAS 133	OCI[1] on Derivative	Accumulated OCI[1] into		Amount Excluded from
Cash Flow Hedging	(Effective Portion)	Income (Effective Portion)		Effectiveness Testing)
Relationships	March 31, 2009	March 31, 2009		March 31, 2009

Foreign currency contracts	$5	$(16	) [2]	$—
Agricultural feedstocks	(14)	(14	) [3]	(3	) [3]
Energy feedstocks	(51)	(33	) [3]	—

Total	$(60)	$(63)		$(3)

[1]	OCI is defined as other comprehensive income / (loss).

[2]	Gain/(loss) for the three-month period ended March 31, 2009 was reclassified from accumulated other comprehensive income into net sales.

[3]	Gain/(loss) for the three-month period ended March 31, 2009 was reclassified from accumulated other comprehensive income into cost of goods sold and other operating charges.
Derivatives not Designated in Hedging Instruments

Derivatives Not	Amount of Gain or (Loss)
Designated in Hedging	Recognized in Income on
Instruments under SFAS	Derivative
133	March 31, 2009

Foreign currency contracts	$195	[1]
Agricultural feedstocks	3	[2]

Total	$198

[1]	Gain/(loss) on derivative for the three-month period ended March 31, 2009 was recognized in other income, net.

[2]	Gain/(loss) on derivative for the three-month period ended March 31, 2009 was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Long-Term Employee Benefits
The following sets forth the components of the company’s net periodic benefit cost/(credit) for pensions:

	Three Months Ended
	March 31,
	2009	2008

Service cost	$47	$52
Interest cost	315	323
Expected return on plan assets	(398)	(485)
Amortization of unrecognized loss	70	14
Amortization of prior service cost	4	5

Net periodic benefit cost/(credit)	$38	$(91)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to contribute approximately $300 to its pension plans, other than to the principal U.S. pension plan in 2009. As of March 31, 2009, contributions of $100 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2009 to total approximately $192.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2009	2008
Service cost	$8	$7
Interest cost	61	57
Amortization of unrecognized loss	12	8
Amortization of prior service benefit	(26)	(27)

Net periodic benefit cost	$55	$45

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to make payments of approximately $330 to its other long-term employee benefit plans in 2009. Through March 31, 2009, the company has made benefit payments of $67 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2009 to total approximately $263.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 13. Segment Information
Segment sales include transfers. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income/(loss) before income taxes, noncontrolling interests, exchange gains/(losses), corporate expenses and net interest.

			Electronic &
Three Months Ended	Agriculture &	Coatings & Color	Communication	Performance	Safety &	Pharma
March 31,	Nutrition	Technologies	Technologies	Materials	Protection	-ceuticals	Other	Total [1]

2009
Segment sales	$3,062	$1,156	$696	$942	$1,033	$—	$28	$6,917
Less transfers	—	(9)	(11)	(5)	(12)	—	(9)	(46)

Net sales	3,062	1,147	685	937	1,021	—	19	6,871
Pre-tax operating income (loss)	852	(19)	(54)	(146)	72	252	(44)	913

2008
Segment sales	$2,883	$1,645	$1,026	$1,713	$1,365	$—	$40	$8,672
Less transfers	—	(17)	(36)	(14)	(26)	—	(4)	(97)

Net sales	2,883	1,628	990	1,699	1,339	—	36	8,575
Pre-tax operating income (loss)	786	190	175	219	272	235	(26)	1,851

[1]	A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
	March 31,
	2009	2008
Total segment PTOI	$913	$1,851
Net exchange gains/(losses), including affiliates	70	(155)
Corporate expenses and net interest	(234)	(226)

Income before income taxes	$749	$1,470

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 35. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.
Results of Operations
Overview
The company’s financial results for the first quarter of 2009 reflect an ongoing severe global economic recession, characterized by extraordinary decreases in demand with inventory destocking in most supply chains. Of the major markets served by DuPont, only agriculture continues to show growth. As a result, sales for the first quarter 2009 were 20 percent below the prior year, with volumes declining 19 percent. Net income attributable to DuPont (“earnings”) declined 59 percent versus prior year largely attributable to the decline in sales volume. The company has made cash generation its top priority to maintain its financial strength. This has included intensifying working relationships with customers, striving for efficiencies via cost cutting and productivity improvements, reducing working capital, and trimming capital expenditures. The company is continuing to support future growth in areas such as agriculture, protective materials, applied bio-sciences and photovoltaics and is aligning capital spending with the level of demand in other businesses.
Net Sales
Net sales for the first quarter 2009 were $6.9 billion versus $8.6 billion in the prior year, down 20 percent, reflecting 19 percent lower sales volume and a 1 percent net reduction from portfolio changes. A 5 percent increase in local selling prices was offset by a 5 percent reduction from currency exchange. Higher local selling prices principally reflect higher prices for seeds and other value-in-use products. The global economic recession had a significant negative impact on the company’s sales volumes in all regions. Volumes outside the United States declined 23 percent, reflecting lower overall demand particularly for products related to motor vehicle production and construction. Volumes were 14 percent lower in the United States as higher Agriculture & Nutrition volumes partially offset significantly lower volumes in the other segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	March 31, 2009		Percent Change Due to:
	2009
	Net Sales	Percent	Local	Currency
	($ Billions)	Change vs. 2008	Price	Effect	Volume	Portfolio

U.S.	$3.1	(9)	6	—	(14)	(1)
Europe, Middle East & Africa	2.1	(28)	3	(11)	(20)	—
Asia Pacific	0.9	(28)	5	(1)	(31)	(1)
Canada & Latin America	0.8	(22)	9	(11)	(19)	(1)
Total Consolidated Sales	$6.9	(20)	5	(5)	(19)	(1)
Other Income, Net
First quarter 2009 other income, net, totaled $399 million as compared to $195 million in the prior year, an increase of $204 million. The increase is largely attributable to increases of $184 million in net pre-tax exchange gains.
Additional information related to the company’s other income, net, is included in Note 4 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.2 billion in the first quarter 2009 versus $6.0 billion in the prior year, a decrease of 13 percent, principally reflecting lower sales volume. COGS as a percent of net sales was 75 percent versus 69 percent for the first quarter 2008. The 6 percentage point increase reflects significantly lower capacity utilization, with modest increases in raw material, energy and freight costs, and unfavorable currency impact on sales.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $907 million for the first quarter 2009 versus $934 million in the prior year. The decrease in SG&A was primarily due to strict cost controls in response to weak market conditions. The decrease was partially offset by increased global commissions and selling and marketing investments related to the company’s seed products. SG&A was approximately 13 percent of net sales for the three-month period in 2009 and 11 percent in 2008.
Research and Development Expense (R&D)
R&D totaled $323 million and $330 million for the first quarter 2009 and 2008, respectively. R&D was approximately 5 percent of net sales for the three-month period in 2009 and 4 percent in 2008.
Interest Expense
Interest expense totaled $106 million in the first quarter 2009 compared to $80 million in 2008. The increase in interest expense is due primarily to higher average gross debt.
Provision for Income Taxes
The company’s effective tax rate for the first quarter 2009 was 34.7 percent as compared to 18.6 percent in 2008. The higher effective tax rate in 2009 versus 2008 principally relates to the impact of tax associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Net Income Attributable to DuPont
Earnings for the first quarter of 2009 were $488 million versus $1,191 million in the first quarter 2008, a 59 percent decrease. The decrease in earnings principally results from lower sales volume, higher pension costs, and unfavorable currency impacts. Partly offsetting these factors were benefits from cost reduction productivity measures.
Corporate Outlook
The company’s 2009 earnings outlook has been revised downward to a range of $1.70 to $2.10 per share. The revision anticipates that weak demand across key markets will continue throughout 2009. While favorable conditions in global agriculture markets and the benefit of cost reductions and lower raw material costs are expected, the protracted recessionary environment and the impact of currency are expected to limit the company’s revenue growth. DuPont will continue aggressive actions to reduce costs and capital expenditures, in addition to maintaining an appropriate level of investment for high-growth, high-margin businesses including seed products and photovoltaics. The company has increased its full-year fixed cost reduction goal from $730 million to $1 billion, targeting savings from cost reduction and productivity projects, and developing plans for additional restructuring actions expected to be finalized and approved in the second quarter. The company also reduced its planned 2009 capital expenditures to $1.4 billion, and reaffirmed its $1.0 billion improvement goal for working capital reduction projects currently underway.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income/loss (PTOI) for the three-month period ended March 31, 2009 compared with the same period in 2008. Segment sales include transfers. Segment PTOI is defined as operating income/loss before income taxes, noncontrolling interests, exchange gains/losses, corporate expenses and net interest.
Agriculture & Nutrition — First quarter 2009 sales of $3.1 billion were 6 percent higher, reflecting 5 percent higher USD selling prices, and 1 percent volume growth. The higher USD selling prices reflect significantly higher local selling prices, partially offset by unfavorable currency impacts across all regions. The volume growth was driven by higher corn and soybean seed sales in North America and higher corn seed sales in Europe reflecting anticipated market share gains in both regions, and strong demand for insecticides and soybean herbicides in North America. The volume growth was partially offset by lower corn seed sales in Latin America due to a decrease in planted corn acreage and lower sales of fungicides and soy protein products. PTOI for the first quarter of $852 million increased 8 percent, primarily due to the increase in sales and higher value product mix partially offset by significant unfavorable currency impacts.
Coatings & Color Technologies — First quarter 2009 sales of $1.2 billion were down 30 percent, reflecting 29 percent decrease in volume and 1 percent lower USD selling prices. The decline in volume reflects lower sales of products due to fewer motor vehicles builds, and decreased demand for refinish and titanium dioxide products as supply chains destocked in response to the global economic recession. The lower USD selling prices reflect unfavorable currency impacts, partially offset by higher local selling prices. First quarter 2009 PTOI was a loss of $19 million compared to income of $190 million in the first quarter 2008. The decrease in PTOI was mainly due to lower volumes and charges associated with low capacity utilization of production units, partially offset by fixed costs productivity improvements.
Electronic & Communication Technologies — Sales in the first quarter of $696 million decreased 32 percent, reflecting a 31 percent decline in volume and 1 percent lower USD selling prices. The decreased volume is directly related to the current economic recession and reflects lower demand for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
products across all regions and markets. The lower USD selling prices were mainly driven by unfavorable currency impacts. First quarter 2009 PTOI was a loss of $54 million compared to income of $175 million in the first quarter 2008, driven by lower volumes and charges associated with low capacity utilization of production units, partially offset by improvements in fixed costs productivity.
Performance Materials — First quarter sales of $942 million were down 45 percent, reflecting a 39 percent decline in volume, 3 percent lower USD selling prices, and 3 percent decrease from portfolio changes. The decrease in volume mainly reflects the effect of the global economic recession and destocking of downstream inventory channels. Volume also continued to be impacted by plant shutdowns that followed Hurricanes Gustav and Ike. During the quarter, repair work associated with these shutdowns was largely completed and all production units returned to operation. The lower USD selling prices reflect a significantly weaker sales mix driven by the destocking process and unfavorable currency impacts. First quarter 2009 PTOI was a loss of $146 million compared to income of $219 million in the first quarter 2008. The decline in PTOI was driven by decreased sales volume, the impact of lower margins on sales of inventory manufactured or acquired in 2008, and charges associated with low capacity utilization of production units, partially offset by improved fixed costs productivity.
Safety & Protection — Sales in the first quarter of $1 billion decreased 24 percent, reflecting an 18 percent decline in volume, 5 percent lower USD selling prices and a 1 percent decrease due to portfolio changes. The lower volume reflects decreased demand for products in motor vehicle, industrial and residential construction markets as customers reduced inventories in response to the economic recession. The lower USD selling prices were mainly driven by unfavorable currency impacts and lower local selling prices for some industrial chemicals products due to contractual pass-through of raw material price declines. First quarter 2009 PTOI was $72 million, a decrease of 74 percent, primarily due to the impact of lower volumes and charges associated with low capacity utilization of production units.
Pharmaceuticals — First quarter 2009 PTOI was $252 million compared to $235 million in the first quarter 2008.
Other — The company includes embryonic businesses not included in growth platforms, such as applied biosciences and nonaligned businesses in Other. Sales in the first quarter 2009 of $28 million decreased 30 percent from the first quarter 2008. PTOI for the first quarter 2009 was a loss of $44 million compared to a loss of $26 million in the first quarter 2008.
Liquidity & Capital Resources
Despite the global economic recession and adverse conditions in the global capital markets, management believes the company’s ability to generate cash from operations, coupled with cost reduction initiatives and access to capital markets, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s current strong financial position, liquidity and credit ratings have not been materially impacted by the current credit environment. In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs with anticipated continuing lower global demand. However, there can be no assurance that the cost or availability of future borrowings will not be impacted by the ongoing credit market instability. The company will continue to monitor the financial markets in order to respond to changing conditions.
Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $2.4 billion as of March 31, 2009, provide primary liquidity to support all short-term obligations. The company has access to approximately $2.6 billion in credit lines with several major financial institutions, as additional support to meet short term liquidity needs. These credit lines are primarily multi-year facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.
Cash used for operating activities was $832 million for the three months ended March 31, 2009 compared to $951 million during the same period ended in 2008. The $119 million decrease is primarily due to working capital reductions, including a $1.1 billion decrease in the change in inventory levels, partially offset by lower earnings in 2009.
Cash used for investing activities was $393 million for the three months ended March 31, 2009 compared to $520 million for the same period last year. The $127 million decrease was mainly due to lower capital expenditures and the impact of a strengthening U.S. dollar on forward exchange contract settlements. Purchases of property, plant and equipment (PP&E) for the three months ended March 31, 2009 totaled $358 million, a reduction of $52 million compared to the prior year.
Cash provided by financing activities was $20 million for the three months ended March 31, 2009 compared to $1,262 million in the prior year. The $1.2 billion reduction was primarily due to a decrease in the net proceeds from borrowings.
Dividends paid to shareholders during the three months ended March 31, 2009 totaled $375 million. In April 2009, the company’s Board of Directors declared a second quarter common stock dividend of $0.41 per share. The second quarter dividend was the company’s 419th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities were $2.4 billion at March 31, 2009, a decrease of $1.3 billion from $3.7 billion at December 31, 2008. The decrease in cash combined with cash generated from proceeds from borrowings and earnings were mainly used to fund working capital, capital projects and dividend needs.
Debt
Total debt at March 31, 2009 was $10.1 billion, an increase of $0.4 billion from the $9.7 billion at December 31, 2008. The proceeds from the increased borrowings along with earnings and cash were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment as well as capital projects and dividends.
Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see pages 36 — 37 to the company’s 2008 Annual Report, and Note 10 to the interim Consolidated Financial Statements.
Contractual Obligations
Information related to the company’s contractual obligations at December 31, 2008 can be found on page 38 of the company’s 2008 Annual Report.
PFOA
DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon ® and Zonyl ® brands. The fluoropolymer resins and dispersions businesses are part of the Electronic & Communication Technologies segment; the fluorotelomers business is part of the Safety & Protection segment.

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
DuPont Performance Elastomers, LLC (DPE) uses PFOA in the manufacture of raw materials to manufacture Kalrez ® perfluoroelastomer parts. PFOA is also used in the manufacture of some fluoroelastomers marketed by DPE under the Viton ® trademark. The wholly owned subsidiary is a part of the Performance Materials segment.
PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2005, the EPA issued a draft risk assessment on PFOA stating that the cancer data for PFOA may be best described as “suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential” under the EPA’s Guidelines for Carcinogen Risk Assessment. At EPA’s request, the Science Advisory Board (SAB) reviewed and commented on the scientific soundness of this assessment. In its May 2006 report, the SAB set forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the Guidelines’ descriptor of “likely to be carcinogenic.” However, the report stated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. The EPA has acknowledged that it will consider additional data, including new research and testing, and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. Although the EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.
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
In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. DuPont has developed PFOA replacement technology and successfully used this technology in its global manufacturing facilities to produce test materials for all major fluoropolymer

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
product lines. DuPont has begun to supply fluoropolymer products without PFOA to customers for testing in their processes, and is working to obtain appropriate regulatory approvals for this technology.
DuPont introduced in late 2006, EchelonTM technology which reduces the PFOA content 99 percent in aqueous fluoropolymer dispersion products. DuPont has converted customers representing over 95 percent of the sales volume for these products line to newly formulated Echelon TM technology. In the first quarter 2008, DuPont introduced its next generation fluorotelomer products. The products are marketed as DuPont™ Capstone™ products for use in home furnishings, fire fighting foam, fluorosurfactants, textiles and leather goods. Additional products will be introduced for paper packaging and other end use markets pending appropriate regulatory approvals.
In January 2009, the EPA issued a national Provisional Health Advisory for PFOA of 0.4 ppb in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting the advisory level (see Note 10 to the interim Consolidated Financial Statements).
In February 2007, the New Jersey Department of Environmental Protection (NJDEP) identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. During the first quarter 2009, the NJDEP began the process to establish a permanent Maximum Contaminant Level (MCL) for PFOA in drinking water. The process is estimated to take 2 to 4 years. While the NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.
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
There have not been any regulatory or government actions that prohibit the production or use of PFOA. However, there can be no assurance that the EPA or any other regulatory entity or government body will not choose to regulate or prohibit the production or use of PFOA in the future. Products currently manufactured by the company representing approximately $1 billion of 2008 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 10 to the interim Consolidated Financial Statements).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 46 and 47 of the company’s 2008 Annual Report for information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2009, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
Environmental Proceedings
     Belle Spent Acid Plant New Source Review Notice of Violation
On August 2, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice and Finding of Violation to DuPont and Lucite International (Lucite) regarding the spent acid regeneration unit at the Belle Plant in South Charleston, West Virginia. DuPont sold the unit to Imperial Chemical Industries, Plc (ICI) in 1993, who sold it to Lucite in 1999. DuPont has operated the unit since it was built in 1964, including after the sale to ICI, through the present. The Notice alleges 5 projects in the time period 1988 to 1996 should have triggered the New Source Review or New Source Performance Standard requirements of the Clean Air Act (CAA) and, therefore, required the unit be shut down or retrofitted to “best available” technology. Lucite, DuPont, EPA and U.S. Department of Justice (DOJ) have reached an agreement to settle this matter that requires the unit be shut down by April 2010 and a penalty of $2 million.
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
Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended March 31, 2009.
Item 6. EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY (Registrant) Date: April 28, 2009
By:	/s/ Jeffrey L. Keefer
Jeffrey L. Keefer
Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last amended effective March 4, 2009.

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.3*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.4*	Company’s Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.6*	Company’s Equity and Incentive Plan as approved by the company’s shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company’s Annual Meeting Proxy Statement dated March 19, 2007).

10.7*	Terms and conditions, as last amended effective January 1, 2007, of performance-based restricted stock units granted in 2006 and 2007 under the company’s Stock Performance Plan (incorporated by reference to Exhibits 10.8 and 10.12, respectively, to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.8*	Form of Award Terms under the company’s Equity and Incentive Plan.

10.9*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.10*	Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.11*	Letter Agreement and Employee Agreement, dated as of December 9, 2008, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit
Number	Description

10.12*	Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.13*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.14*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.12 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

32.1	Section 1350 Certification of the company’s Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company’s Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.