Form 10-Q
period 2009-06-30
DUPONT E I DE NEMOURS & CO
filed 2009-07-27
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☑      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 903,608,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2009.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

			Page
Part I	Financial Information

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Income Statements		3
	Condensed Consolidated Balance Sheets		4
	Condensed Consolidated Statements of Cash Flows		5
	Notes to the Consolidated Financial Statements
	Note 1.	Summary of Significant Accounting Policies	6
	Note 2.	Implementation of FASB Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160)	7
	Note 3.	Fair Value Measurements	9
	Note 4.	Other Income, Net	10
	Note 5.	Employee Separation / Asset Related Charges, Net	10
	Note 6.	Provision for Income Taxes	11
	Note 7.	Earnings Per Share of Common Stock	12
	Note 8.	Inventories	12
	Note 9.	Goodwill and Other Intangible Assets	13
	Note 10.	Commitments and Contingent Liabilities	14
	Note 11.	Derivatives and Other Hedging Instruments	21
	Note 12.	Long-Term Employee Benefits	26
	Note 13.	Segment Information	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		29
	Cautionary Statements About Forward-Looking Statements		29
	Results of Operations		29
	Accounting Standards Issued Not Yet Adopted		32
	Segment Reviews		32
	Liquidity & Capital Resources		35
	Contractual Obligations		36
	PFOA		36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		38
Item 4.	Controls and Procedures		39

Part II	Other Information
Item 1.	Legal Proceedings		40
Item 1A.	Risk Factors		41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		44
Item 4.	Submission of Matters to a Vote of Security Holders		44
Item 6.	Exhibits		44
Signature			45
Exhibit Index			46
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS
E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
 (Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$6,858	$8,837	$13,729	$17,412
Other income, net	230	442	629	637

Total	7,088	9,279	14,358	18,049

Cost of goods sold and other operating charges	5,007	6,426	10,192	12,382
Selling, general and administrative expenses	907	987	1,814	1,921
Research and development expense	331	360	654	690
Interest expense	106	94	212	174
Employee separation / asset related charges, net	265	—	265	—

Total	6,616	7,867	13,137	15,167

Income before income taxes	472	1,412	1,221	2,882
Provision for income taxes	51	335	311	608

Net income	421	1,077	910	2,274
Less: Net income (loss) attributable to noncontrolling interests	4	(1)	5	5

Net income attributable to DuPont	$417	$1,078	$905	$2,269

Basic earnings per share of common stock	$0.46	$1.19	$1.00	$2.51

Diluted earnings per share of common stock	$0.46	$1.18	$0.99	$2.49

Dividends per share of common stock	$0.41	$0.41	$0.82	$0.82

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
 (Dollars in millions, except per share)

	June 30,	December 31,
	2009	2008
Assets

Current assets
Cash and cash equivalents	$2,157	$3,645
Marketable securities	456	59
Accounts and notes receivable, net	7,327	5,140
Inventories	3,900	5,681
Prepaid expenses	150	143
Income taxes	588	643

Total current assets	14,578	15,311

Property, plant and equipment, net of accumulated depreciation (June 30, 2009 - $17,395; December 31, 2008 - $16,800)	11,124	11,154
Goodwill	2,138	2,135
Other intangible assets	2,630	2,710
Investment in affiliates	892	844
Other assets	3,896	4,055

Total	$35,258	$36,209

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,185	$3,128
Short-term borrowings and capital lease obligations	2,803	2,012
Income taxes	156	110
Other accrued liabilities	3,509	4,460

Total current liabilities	8,653	9,710

Long-term borrowings and capital lease obligations	7,556	7,638
Other liabilities	10,994	11,169
Deferred income taxes	148	140

Total liabilities	27,351	28,657

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2009 - 990,649,000; December 31, 2008 - 989,415,000	297	297
Additional paid-in capital	8,441	8,380
Reinvested earnings	10,611	10,456
Accumulated other comprehensive loss	(5,385)	(5,518)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2009 and December 31, 2008)	(6,727)	(6,727)

Total DuPont stockholders’ equity	7,474	7,125

Noncontrolling interests	433	427

Total equity	7,907	7,552

Total	$35,258	$36,209

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Dollars in millions)

	Six Months Ended
	June 30,
	2009	2008
Operating activities
Net income attributable to DuPont	$905	$2,269
Adjustments to reconcile net income attributable to DuPont to cash provided by (used for) operating activities:
Depreciation	621	578
Amortization of intangible assets	167	172
Contributions to pension plans	(155)	(148)
Other noncash charges and credits — net	590	72
Change in operating assets and liabilities — net	(2,083)	(3,376)

Cash provided by (used for) operating activities	45	(433)

Investing activities
Purchases of property, plant and equipment	(719)	(892)
Investments in affiliates	(15)	(19)
Payments for businesses — net of cash acquired	(12)	(67)
Proceeds from sales of assets — net of cash sold	49	17
Net increase in short-term financial instruments	(381)	(66)
Forward exchange contract settlements	(396)	(298)
Other investing activities — net	(2)	(9)

Cash used for investing activities	(1,476)	(1,334)

Financing activities
Dividends paid to stockholders	(746)	(749)
Net increase in borrowings	714	2,443
Proceeds from exercise of stock options	—	87
Other financing activities — net	(25)	(41)

Cash (used for) provided by financing activities	(57)	1,740

Effect of exchange rate changes on cash	—	25

Decrease in cash and cash equivalents	$(1,488)	$(2)

Cash and cash equivalents at beginning of period	3,645	1,305

Cash and cash equivalents at end of period	$2,157	$1,303

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
Subsequent Events
The company’s management has evaluated the period from July 1, 2009 through July 27, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. During this period, no material recognizable subsequent events were identified.
Accounting Standards Issued Not Yet Adopted
In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (SFAS) 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which is effective for fiscal years ending after December 15, 2009. The new standard expands disclosures for assets held by employer pension and other postretirement benefit plans. FSP SFAS 132(R)-1 will not affect the company’s financial position or results of operations.
In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.” SFAS 166 is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company’s financial statements. SFAS 166 limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by SFAS 166. The company expects that SFAS 166 will not have a material effect on its financial position or results of operations.
In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which deals with accounting for variable interest entities and is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. SFAS 167 defines the party that consolidates the VIE (the primary beneficiary) as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption of SFAS 167, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that adoption of SFAS 167 will not have a material effect on its financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 2. Implementation of FASB Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51” (SFAS 160)
Effective January 1, 2009, the company implemented the provisions of SFAS 160 for the reporting of non-controlling interests in the company’s Consolidated Financial Statements and accompanying notes. The pronouncement changed the accounting and reporting of minority interests (now referred to as non-controlling interests) in the company’s Consolidated Financial Statements. The following tables illustrate the changes in equity for the three and six months ended June 30, 2009 and 2008, respectively:

								Accumulated
						Additional		Other
Consolidated Changes in Equity for the		Comprehensive		Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
Three Months Ended June 30, 2009	Total	Income		Stock	Stock	Capital	Earnings	Loss	Stock	Interests
Beginning balance	$7,643			$237	$297	$8,396	$10,569	$(5,558)	$(6,727)	$429
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	421	421					417			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	93	93						93
Net revaluation and clearance of cash flow hedges to earnings	38	38						36		2
Pension benefit plans	49	49						49
Other benefit plans	(8)	(8)						(8)
Net unrealized gain on securities	3	3						3

Other comprehensive income	175	175

Comprehensive income	596	596	[1]

Common dividends	(374)						(373)			(1)
Preferred dividends	(2)						(2)
Common stock issued — compensation plans	45					45

Total Equity as of June 30, 2009	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433

							Accumulated
					Additional		Other
Consolidated Changes in Equity for the		Comprehensive	Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
Three Months Ended June 30, 2008	Total	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Interests
Beginning balance	$12,565		$237	$296	$8,220	$10,764	$(668)	$(6,727)	$443
Comprehensive income:
Net income	1,077	1,077				1,078			(1)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(45)	(45)					(45)
Net revaluation and clearance of cash flow hedges to earnings	16	16					15		1
Pension benefit plans	11	11					11
Other benefit plans	(14)	(14)					(14)
Net unrealized loss on securities	(5)	(5)					(5)

Other comprehensive loss	(37)	(37)

Comprehensive income	1,040	1,040 [1]

Common dividends	(376)					(374)			(2)
Preferred dividends	(2)					(2)
Common stock issued — compensation plans	117			1	116

Total Equity as of June 30, 2008	$13,344		$237	$297	$8,336	$11,466	$(706)	$(6,727)	$441

[1]	Includes comprehensive income attributable to noncontrolling interests of $6 and $0 for the three months ended June 30, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

								Accumulated
						Additional		Other
Consolidated Changes in Equity for the		Comprehensive		Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
Six Months Ended June 30, 2009	Total	Income		Stock	Stock	Capital	Earnings	Loss	Stock	Interests
Beginning balance	$7,552			$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427
Acquisition of a majority interest in a consolidated subsidiary	1									1
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	910	910					905			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	25	25						25
Net revaluation and clearance of cash flow hedges to earnings	40	40						38		2
Pension benefit plans	87	87						87
Other benefit plans	(18)	(18)						(18)
Net unrealized gain on securities	1	1						1

Other comprehensive income	135	135

Comprehensive income	1,045	1,045	[2]

Common dividends	(746)						(745)			(1)
Preferred dividends	(5)						(5)
Common stock issued — compensation plans	61					61

Total Equity as of June 30, 2009	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433

							Accumulated
					Additional		Other
Consolidated Changes in Equity for the		Comprehensive	Preferred	Common	Paid-in-	Reinvested	Comprehensive	Treasury	Noncontrolling
Six Months Ended June 30, 2008	Total	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Interests
Beginning balance	$11,578		$237	$296	$8,179	$9,945	$(794)	$(6,727)	$442
Comprehensive income:
Net income	2,274	2,274				2,269			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	75	75					75
Net revaluation and clearance of cash flow hedges to earnings	21	21					22		(1)
Pension benefit plans	25	25					25
Other benefit plans	(25)	(25)					(25)
Net unrealized loss on securities	(9)	(9)					(9)

Other comprehensive income	87	87

Comprehensive income	2,361	2,361 [2]

Common dividends	(748)					(743)			(5)
Preferred dividends	(5)					(5)
Common stock issued — compensation plans	158			1	157

Total Equity as of June 30, 2008	$13,344		$237	$297	$8,336	$11,466	$(706)	$(6,727)	$441

[2]	Includes comprehensive income attributable to noncontrolling interests of $7 and $4 for the six months ended June 30, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 3. Fair Value Measurements
In 2008, the company implemented the provisions of SFAS 157, “Fair Value Measurements” for financial assets and financial liabilities reported at fair value. Effective January 1, 2009, the company prospectively implemented the provisions of FSP No. SFAS 157-2 for non-financial assets and non-financial liabilities reported or disclosed at fair value, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).
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
At June 30, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at
	June 30,	June 30, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$54	$—	$54
Available-for-sale securities	20	20	—

	$74	$20	$54

Financial liabilities

Derivatives	$292	$—	$292

In accordance with FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $10,700 at June 30, 2009, as compared to a carrying value of approximately $10,400.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 4. Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Cozaar®/Hyzaar® income	$271	$264	$522	$497
Royalty income	19	21	51	48
Interest income	24	41	45	68
Equity in earnings of affiliates	19	63	52	82
Net gains on sales of assets	37	12	41	14
Net exchange losses [1]	(141)	(44)	(92)	(179)
Miscellaneous income and expenses, net [2]	1	85	10	107

Total	$230	$442	$629	$637

[1]	The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are partially offset by the associated tax impact.

[2]	Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.
Note 5. Employee Separation / Asset Related Charges, Net
During the second quarter of 2009, the company initiated additional actions to address the continuation of the global economic recession through a global restructuring program described below. At June 30, 2009, total liabilities relating to current and prior restructuring activities were $444.
2009 Activities
In response to the protracted global economic recession, the company has committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan is designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. Under the plan, the company will eliminate about 2,000 positions by severance principally located in the United States of America. As a result, a charge of $340 was recorded in Employee separation / asset related charges, net which pertains to the following financial statement line items; cost of goods sold and other operating charges — 60%, selling, general and administrative expenses — 30%, and research and development expenses — 10%. This charge includes $212 of severance and related benefits costs, $24 of other non-personnel costs and $104 of asset-related charges, including $77 for asset shut downs and write-offs, $11 for asset impairments and $16 for accelerated depreciation. As of June 30, 2009, no cash payments related to separation costs have been made, and no employees have been separated. The company expects this initiative and all related payments to be substantially complete in 2010.
The 2009 program charge reduced segment earnings for the three and six-months ended June 30, 2009 as follows: Coatings & Color Technologies — $70; Electronic & Communication Technologies — $73; Performance Materials — $110; Safety & Protection — $86; and Other — $1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Account balances and activity for the 2009 restructuring program are summarized below:

		Employee	Other Non-
	Asset -	Separation	personnel
	Related	Costs	Charges[1]	Total
Net charges to income for the three- and six-months ended June 30, 2009	$104	$212	$24	$340
Asset write-offs and adjustments	(104)	—	—	(104)

Balance at June 30, 2009	$—	$212	$24	$236

[1]	Other non-personnel charges consist of contractual obligation costs.
2008 Activities
In the second quarter 2009, the company achieved work force reductions related to the 2008 program through non-severance programs and redeployments within the company. As a result, the company recorded a $75 net reduction in the estimated costs associated with the 2008 program. The $75 net reduction impacted segment earnings for the three and six-months ended June 30, 2009 as follows: Agriculture & Nutrition — $(1); Coatings & Color Technologies — $43; Electronic & Communication Technologies — $1; Performance Materials — $28; Safety & Protection — $2; and Other — $2. A complete discussion of all restructuring initiatives is included in the company’s 2008 Annual Report in Note 5, “Restructuring Activities.” The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee	Other Non-
	Separation	personnel
	Costs	Charges	Total
Balance at December 31, 2008	$309	$17	$326
Payments	(54)	—	(54)
Net translation adjustment	(1)	—	(1)
Net credits to income	(75)	—	(75)

Balance at June 30, 2009	$179	$17	$196

As of June 30, 2009, approximately 1,400 employees were separated relating to the 2008 global restructuring program.
Note 6. Provision for Income Taxes
In the second quarter 2009, the company recorded a tax provision of $51, including $103 of tax benefit associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $91 net tax benefit related to the 2008 and 2009 restructuring programs and $17 net tax expense related to the hurricane adjustments. For year-to-date 2009, the tax impact associated with the company’s hedging policy was $0.
In the second quarter 2008, the company recorded a tax provision of $335, including $8 of tax expense associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $26 tax benefit related to a favorable tax settlement. For year-to-date 2008, the tax benefit associated with the company’s hedging policy was $133.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 7. Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to DuPont	$417	$1,078	$905	$2,269
Preferred dividends	(2)	(2)	(5)	(5)

Net income available to DuPont common stockholders	$415	$1,076	$900	$2,264

Denominator:
Weighted-average number of common shares — Basic	904,555,000	902,617,000	904,222,000	901,627,000

Dilutive effect of the company’s employee compensation plans	3,490,000	7,463,000	2,631,000	6,505,000

Weighted-average number of common shares — Diluted	908,045,000	910,080,000	906,853,000	908,132,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Average Number of Stock Options	70,451,000	17,644,000	75,856,000	22,085,000
Note 8. Inventories

	June 30,	December 31,
	2009	2008
Finished products	$2,999	$3,156
Semifinished products	911	2,234
Raw materials and supplies	813	1,199

	4,723	6,589
Adjustment of inventories to a last-in, first-out (LIFO) basis	(823)	(908)

Total	$3,900	$5,681

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 9. Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the six-month period ended June 30, 2009.
The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$2,445	$(1,479)	$966	$2,420	$(1,356)	$1,064
Patents	169	(50)	119	128	(45)	83
Trademarks	61	(21)	40	61	(19)	42
Other	628	(277)	351	627	(260)	367

	3,303	(1,827)	1,476	3,236	(1,680)	1,556

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	1,154	—	1,154	1,154	—	1,154

Total	$4,457	$(1,827)	$2,630	$4,390	$(1,680)	$2,710

The aggregate amortization expense for definitive-lived intangible assets was $68 and $167 for the three- and six-month periods ended June 30, 2009, respectively, and $79 and $172 for the three and six month periods ended June 30, 2008, respectively. The estimated aggregate amortization expense for 2009 and each of the next five years is approximately $250, $180, $190, $190, $190 and $190.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 10. Commitments and Contingent Liabilities
Guarantees
Product Warranty Liability
The company warrants that its products meet standard specifications. The company’s product warranty liability was $28 and $24 as of June 30, 2009 and December 31, 2008, respectively. Estimates for warranty costs are based on historical claims experience.
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of June 30, 2009 and December 31, 2008 was $100 and $110, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.
In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $100 at June 30, 2009. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.
Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At June 30, 2009, the company had directly guaranteed $538 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.
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
At June 30, 2009 and December 31, 2008, a liability of $144 and $121, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 26 percent of the $233 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at June 30, 2009:

	Short-	Long-
	Term	Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies[1,2]:
Bank borrowings (terms up to 4 years)	$350	$150	$500
Leases on equipment and facilities (terms less than 1 year)	12	—	12
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 4 years)	8	15	23
Leases on equipment and facilities (terms less than 2 years)	—	3	3

Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$370	$168	$538

Obligations for divested subsidiaries and affiliates[3]:
Conoco (terms up to 17 years)	2	16	18
Consolidation Coal Sales Company (terms up to 2 years)	—	103	103

Total obligations for divested subsidiaries and affiliates	2	119	121

	$372	$287	$659

[1]	Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

[3]	The company has guaranteed certain obligations and liabilities related to divested subsidiaries Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.
Master Operating Leases
At June 30, 2009, the company has one master operating lease program relating to miscellaneous short-lived equipment with an unamortized value of approximately $79. The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheets. Furthermore, the lease payments associated with this program vary based on one month USD LIBOR. In November 2008, the lessor notified the company that the program will terminate by November 2009. Prior to that time, the company may either purchase the assets for their unamortized value or arrange for the sale of the assets and remit the proceeds to the lessor. If the assets are sold and the proceeds are less than the unamortized value, the company must pay to the lessor the difference between the proceeds and the unamortized value, up to the residual value guarantee, which totaled $68 at June 30, 2009.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Litigation
PFOA
Regulatory and Environmental Actions
In January 2009, the U.S. Environmental Protection Agency (EPA) issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting an action level of 0.40 ppb. Under the terms of the 2009 consent order, DuPont will conduct surveys, sampling and analytical testing in the area around its Washington Works site located in Parkersburg, West Virginia. If tests indicate the presence of PFOA, (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), in drinking water at 0.40 ppb or greater, the company will offer treatment or an alternative supply of drinking water. The 2009 consent order supersedes the November 2006 Order on Consent between DuPont and EPA which established a precautionary interim screening level for PFOA of 0.50 ppb in drinking water sources in the area around the Washington Works site. All of DuPont’s remaining obligations under the 2006 consent order have been incorporated into the 2009 consent order.
In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The required third party peer review of the data generated in the monitoring process has been completed and a final report will be issued in the third quarter 2009.
As agreed with the New Jersey Department of Environmental Protection (NJDEP), DuPont began voluntarily sampling private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA in the second quarter 2009.
At June 30, 2009, DuPont has accruals of about $0.4 to fund its activities under the 2009 consent order and EPA MOU and to fund its voluntary activities under the NJDEP agreement.
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
In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
complete these health studies between 2009 and year-end 2011 at a total estimated cost of $26, of which $5 was originally placed in an interest-bearing escrow account. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $22 of which $10 was originally placed in an interest-bearing escrow account. At June 30, 2009, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $13, including $7 in interest bearing escrow accounts.
The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at June 30, 2009, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.
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
In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia. In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs’ appeal of the ruling was denied. The three plaintiffs have filed a case based on their individual claims. In the second quarter 2009, the plaintiffs added a claim based on public nuisance and moved for class certification on that claim. The company believes that the new claim is without merit and will oppose class certification. The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. The Third Circuit Court of Appeals denied the leave sought by one of the plaintiffs to appeal the ruling on class certification. The company is defending itself vigorously against these lawsuits alleging contamination of drinking water sources.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.
Consumer Products Class Actions

Number of Cases

Balance at December 31, 2008	22
Filed	—
Resolved	—

Balance at March 31, 2009	22
Filed	—
Dismissed	(22)

Balance at June 30, 2009	—

In the second quarter 2009, plaintiffs’ counsel dismissed all twenty-two purported class actions that were filed against DuPont on behalf of consumers who purchased cookware with Teflon® non-stick coating in federal district courts.
In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings. This matter has been inactive since filing. The parties have agreed to jointly seek court approval to dismiss it at a hearing scheduled during the third quarter 2009.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
At June 30, 2009, the company has accruals of approximately $14 related to this matter and a receivable of $3.9 for the remaining amount that it expects to be reimbursed by Dow.
Benlate®
In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2008	11
Filed	1
Resolved	—

Balance at March 31, 2009	12
Filed	—
Resolved	—

Balance at June 30, 2009	12

At June 30, 2009, there were nine cases pending in Florida state court, involving allegations that Benlate® caused crop damage. Plaintiffs appealed the court’s 2006 dismissal of one of the nine cases for failure to prosecute and the appellate court reinstated the case. Two of the nine cases, involving twenty-seven Costa Rican fern growers, were tried during the second quarter of 2006 resulting in a $56 judgment against the company, which was reduced to $24 on DuPont’s motion. At trial, the plaintiffs sought damages in the range of $270 to $400. The plaintiffs and DuPont have appealed the verdict. DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.
In two other cases pending in Florida, plaintiffs allege damage to shrimping operations. These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases. Previously, these plaintiffs had been awarded unspecified attorneys’ fees as sanctions for alleged discovery abuses by DuPont. In June 2009, the Judge issued an order striking DuPont’s pleadings and entering a default judgment against the company as to liability and causation. DuPont will appeal the order after the trial on damages which is expected to occur in the first quarter of 2010.
In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with atrazine caused plaintiff’s kidney and brain cancer. The case has been removed to federal court.
The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of June 30, 2009, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 12 cases. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At June 30, 2009, the company does not have any remaining accruals related to Benlate®.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Spelter, West Virginia
In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses based on and included in the total jury award. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties’ appeal on the merits. The oral argument was heard on April 7, 2009. The Court recessed on June 25, 2009 without ruling on the appeal. A decision is expected in due course after the Court reconvenes in September 2009. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals. As of June 30, 2009, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2009, the Condensed Consolidated Balance Sheets included a liability of $387, relating to these matters and, in management’s opinion, is appropriate based on existing facts and

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of June 30, 2009.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
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
Fair Value Hedges
During the quarter ended June 30, 2009, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments which allows the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At June 30, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,150.
Cash Flow Hedges
The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.
The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. Dollar value of the related foreign currency-denominated revenues. At June 30, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $411.
A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At June 30, 2009, the company had energy feedstock contracts with gross notional amounts of approximately $349.
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
At June 30, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $128.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax

Beginning balance	$(243)	$87	$(156)	$(246)	$88	$(158)
Additions and revaluations of derivatives designated as cash flow hedges	(13)	5	(8)	(73)	25	(48)

Clearance of hedge results to earnings	69	(25)	44	132	(46)	86

Balance at June 30, 2009	$(187)	$67	$(120)	$(187)	$67	$(120)

Amounts expected to be reclassified into earnings over the next twelve months	$(111)	$42	$(69)	$(111)	$42	$(69)

Hedges of Net Investment in a Foreign Operation
During the quarter ended June 30, 2009, the company did not maintain any hedges of net investment in a foreign operation.
Derivatives not Designated in Hedging Relationships
The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At June 30, 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,836.
In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At June 30, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $311.
Contingent Features
During the quarter ended June 30, 2009, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:
Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	June 30, 2009		June 30, 2009
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$27	[1]	$—
Foreign currency contracts	3	[1]	—
Energy feedstocks	—		80	[2]
Energy feedstocks	—		66	[3]

Total derivatives designated as hedging instruments under SFAS 133	$30		$146

Derivatives not designated as hedging instruments under SFAS 133
Agricultural feedstocks	2	[1]
Foreign currency contracts	22	[1]	146	[2]

Total derivatives not designated as hedging instruments under SFAS 133	$24		$146

Total derivatives	$54		$292

[1]	Recorded in accounts and notes receivable, net.

[2]	Recorded in other accrued liabilities.

[3]	Recorded in other liabilities.
The Effect of Derivative Instruments on the Consolidated Income Statement
Fair Value Hedging

	Amount of Gain or	Amount of Gain or
	(Loss) Recognized	(Loss) Recognized
Derivatives in SFAS	in Income of	in Income on
133 Fair Value	Derivative	Hedged Item
Hedging	Three Months Ended	Three Months Ended
Relationships	June 30, 2009	June 30, 2009
Interest rate swaps	$(5)[1]	$5	[1]

Total	$(5)	$5

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Interest rate swaps	$(16)[1]	$16	[1]

Total	$(16)	$16

[1]	Gain/(loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Cash Flow Hedging

			Amount of Gain or
			(Loss) Recognized
			in Income on
		Amount of Gain or	Derivative
	Amount of Gain or	(Loss) Reclassified	(Ineffective
	(Loss) Recognized	from Accumulated	Portion and Amount
	in OCI[1]	OCI[1]	Excluded from
	on Derivative	into Income	Effectiveness
Derivatives in SFAS 133	(Effective Portion)	(Effective Portion)	Testing)
Cash Flow Hedging	Three Months Ended	Three Months Ended	Three Months Ended
Relationships	June 30, 2009	June 30, 2009	June 30, 2009
Foreign currency contracts	$(7)	$(6)[2]	$—
Agricultural feedstocks	(8)	(33)[3]	(1)[3]
Energy feedstocks	2	(30)[3]	—

Total	$(13)	$(69)	$(1)

	Six Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009	June 30, 2009
Foreign currency contracts	$(2)	$(21)[2]	$—
Agricultural feedstocks	(23)	(47)[3]	(5)[3]
Energy feedstocks	(48)	(64)[3]	—

Total	$(73)	$(132)	$(5)

[1]	OCI is defined as other comprehensive income / (loss).

[2]	Loss was reclassified from accumulated other comprehensive income into net sales.

[3]	Loss was reclassified from accumulated other comprehensive income into cost of goods sold and other operating charges.
Derivatives not Designated in Hedging Instruments

Derivatives Not
Designated in Hedging	Amount of Gain or (Loss) Recognized in Income on Derivative
Instruments under	Three Months Ended	Six Months Ended
SFAS 133	June 30, 2009	June 30, 2009
Foreign currency contracts	$(368)[1]	$(172)[1]
Agricultural feedstocks	(7)[2]	(4)[2]

Total	$(375)	$(176)

[1]	Loss was recognized in other income, net.

[2]	Loss was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 12. Long-Term Employee Benefits
The following sets forth the components of the company’s net periodic benefit cost/(credit) for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$47	$54	$94	$106
Interest cost	315	325	630	648
Expected return on plan assets	(399)	(486)	(797)	(971)
Amortization of unrecognized loss	69	14	139	28
Amortization of prior service cost	5	4	9	9

Net periodic benefit cost/(credit)	$37	$(89)	$75	$(180)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to contribute approximately $300 to its pension plans, other than to the principal U.S. pension plan in 2009. As of June 30, 2009, contributions of $155 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2009 to total approximately $140.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$8	$7	$16	$14
Interest cost	61	57	122	114
Amortization of unrecognized loss	13	8	25	16
Amortization of prior service benefit	(27)	(26)	(53)	(53)

Net periodic benefit cost	$55	$46	$110	$91

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to make payments of approximately $330 to its other long-term employee benefit plans in 2009. Through June 30, 2009, the company has made benefit payments of $151 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2009 to total approximately $180.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)
Note 13. Segment Information
Segment sales include transfers. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income/(loss) before income taxes, non-controlling interests, exchange gains/(losses), corporate expenses and net interest.

			Coatings &	Electronic &
Three Months Ended	Agriculture &		Color	Communication	Performance	Safety &
June 30,	Nutrition		Technologies	Technologies	Materials	Protection	Pharmaceuticals	Other	Total [1]

2009
Segment sales	$2,613		$1,383	$795	$1,087	$998	$—	$31	$6,907
Less transfers	—		(11)	(15)	(9)	(14)	—	—	(49)

Net sales	2,613		1,372	780	1,078	984	—	31	6,858
Pre-tax operating income (loss)	580	[2]	106 [2,3]	(35)[2,3]	5 [2,3,4]	(13)[2,3]	272	(43)[2,3]	872

2008
Segment sales	$2,541		$1,867	$1,074	$1,810	$1,583	$—	$44	$8,919
Less transfers	—		(16)	(27)	(9)	(25)	—	(5)	(82)

Net sales	2,541		1,851	1,047	1,801	1,558	—	39	8,837
Pre-tax operating income (loss)	504		247	170	223	302	265	1 [5]	1,712

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

			Coatings &	Electronic &
Six Months Ended	Agriculture &		Color	Communication	Performance	Safety &
June 30,	Nutrition		Technologies	Technologies	Materials	Protection	Pharmaceuticals	Other	Total [1]

2009
Segment sales	$5,675		$2,539	$1,491	$2,029	$2,031	$—	$59	$13,824
Less transfers	—		(20)	(26)	(14)	(26)	—	(9)	(95)

Net sales	5,675		2,519	1,465	2,015	2,005	—	50	13,729
Pre-tax operating income (loss)	1,432	[2]	87 [2,3]	(89)[2,3]	(141)[2,3,4]	59 [2,3]	524	(87)[2,3]	1,785

2008
Segment sales	$5,424		$3,512	$2,100	$3,523	$2,948	$—	$84	$17,591
Less transfers	—		(33)	(63)	(23)	(51)	—	(9)	(179)

Net sales	5,424		3,479	2,037	3,500	2,897	—	75	17,412
Pre-tax operating income (loss)	1,290		437	345	442	574	500	(25)[5]	3,563

[1]	A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total segment PTOI	$872	$1,712	$1,785	$3,563
Net exchange losses, including affiliates	(144)	(29)	(74)	(184)
Corporate expenses and net interest	(256)	(271)	(490)	(497)

Income before income taxes	$472	$1,412	$1,221	$2,882

[2]	Includes a $75 net reduction in estimated costs related to the 2008 restructuring program, in the following segments: Agriculture & Nutrition — $(1); Coatings & Color Technologies - $43; Electronic & Communication Technologies — $1; Performance Materials — $28; Safety & Protection — $2; and Other — $2. See Note 5 for additional information.

[3]	Includes a $340 restructuring charge comprised of severance and related benefit costs, asset related charges, and other non-personnel costs, in the following segments: Coatings & Color Technologies — $(70); Electronic & Communication Technologies — $(73); Performance Materials — $(110); Safety & Protection — $(86); and Other — $(1). See Note 5 for additional information.

[4]	Includes a $50 benefit related to a reduction in the reserve for hurricane damage in 2008 for $26, and initial insurance recoveries related to damage from Hurricane Ike in 2008 in the amount of $24.

[5]	Includes a $51 benefit from a litigation settlement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 41. Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.
Results of Operations
Overview
While the Agriculture & Nutrition and Pharmaceuticals segments both had earnings growth versus 2008, a majority of the company’s businesses continue to be negatively affected by the global economic recession, in particular by the downturn in global industrial production. Total company sales in the second quarter 2009 were 22 percent lower than 2008, despite a 3 percent increase from the Agriculture & Nutrition segment. Company-wide actions to reduce fixed costs and improve productivity, along with the benefit of lower raw material, energy and freight costs, helped to offset the impact on earnings from lower sales. Net income attributable to DuPont declined 61 percent versus prior year primarily related to the decline in sales volume, a restructuring charge, and a negative impact from currency exchange rates. The company continues to focus on cash generation via reductions in cost, working capital, and capital expenditures. Programs to support future growth of the company, particularly from agricultural products, protective materials and applied bio-sciences, remain a strategic priority and continue to be funded at appropriate levels.
Net Sales
Net sales for the second quarter 2009 were $6.9 billion versus $8.8 billion in the prior year, down 22 percent, reflecting 19 percent lower sales volume and a 1 percent net reduction from portfolio changes. A 3 percent increase in local selling prices was more than offset by a 5 percent reduction from currency exchange. Higher local selling prices principally reflect higher prices for seeds and other value-in-use products. The global economic recession had a significant negative impact on the company’s sales volumes in all regions, particularly for products where demand is closely tied to industrial production. While volumes outside the United States declined 22 percent, volumes in the United States were 15 percent lower as higher Agriculture & Nutrition volumes partially offset significantly lower volumes in the other segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	June 30, 2009		Percent Change Due to:
	2009	Percent
	Net Sales	Change vs.	Local	Currency
	($ Billions)	2008	Price	Effect	Volume	Portfolio

U.S.	$3.1	(13)	4	—	(15)	(2)
Europe, Middle East & Africa	1.7	(38)	2	(13)	(27)	—
Asia Pacific	1.2	(18)	1	(3)	(16)	—
Canada & Latin America	0.9	(20)	5	(9)	(16)	—

Total Consolidated Sales	$6.9	(22)	3	(5)	(19)	(1)
Net sales for the six months ended June 30, 2009 were $13.7 billion versus $17.4 billion in the prior year, down 21 percent, principally reflecting the negative impact on demand for the company’s products related to industries other than production agriculture. Sales volumes were down 19 percent and sales were further reduced by a 1 percent impact from portfolio changes. A 4 percent increase in local selling prices was more than offset by a 5 percent reduction from currency exchange. Higher local selling prices principally reflect higher prices for seeds and other value-in-use products. Sales volumes were lower in all regions, particularly for products closely tied to industrial production. Volumes outside the United States declined 22 percent, while volumes in the United States were 15 percent lower reflecting higher Agriculture & Nutrition volumes that partially offset significantly lower volumes in the other segments.

	Six Months Ended
	June 30, 2009		Percent Change Due to:
	2009	Percent
	Net Sales	Change vs.	Local	Currency
	($ Billions)	2008	Price	Effect	Volume	Portfolio

U.S.	$6.0	(11)	5	—	(15)	(1)
Europe, Middle East & Africa	3.8	(33)	2	(12)	(23)	—
Asia Pacific	2.2	(22)	3	(2)	(23)	—
Canada & Latin America	1.7	(21)	7	(9)	(18)	(1)

Total Consolidated Sales	$13.7	(21)	4	(5)	(19)	(1)
Other Income, Net
Second quarter 2009 other income, net, totaled $230 million as compared to $442 million in the prior year, a decrease of $212 million. The decrease is largely attributable to an increase of $97 million in net pre-tax exchange losses, a decrease of $44 million in equity in earnings of affiliates, and the absence of a $51 million favorable litigation settlement in 2008.
For the six months ended June 30, 2009, other income, net, was $629 million as compared to $637 million last year, a decrease of $8 million. The decrease was primarily attributable to a decrease in equity in earnings of affiliates of $30 million, and the absence of a $51 million favorable litigation settlement in 2008 offset by a decrease in net pre-tax exchange losses of $87 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Additional information related to the company’s other income, net, is included in Note 4 to the interim Consolidated Financial Statements.
Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.0 billion in the second quarter 2009 versus $6.4 billion in the prior year, a decrease of 22 percent. As sales declined 22 percent, COGS as a percent of net sales was unchanged from the second quarter 2008 at 73 percent. The favorable impact of a $225 million decrease in raw material, energy and freight costs offset the adverse impact on unit costs resulting from lower capacity utilization and unfavorable currency impact. Second quarter 2009 COGS included insurance proceeds of $24 million received by the company from its insurance carriers for damages sustained from Hurricane Ike in the third quarter of 2008. The company continues to aggressively pursue insurance recoveries and expects that the next payments on account will occur during the second half of 2009 in the range of $50 - $100 million. In addition, COGS for the second quarter 2009 included a $26 million benefit related to a reduction in the reserve for Hurricane Ike recorded in 2008 as a result of lower than estimated inventory and permanent investment write-offs.
COGS for the six months ended June 30, 2009 was $10.2 billion, a decrease of 18 percent versus $12.4 billion in the prior year. COGS was 74 percent of net sales, a 3 percentage point increase from prior year. This increase principally reflects significantly lower capacity utilization and an unfavorable currency impact, partly offset by a modest decrease in raw material, energy and freight unit costs.
Selling, General and Administrative Expenses (SG&A)
SG&A totaled $907 million for the second quarter 2009 versus $987 million in the prior year. Year-to-date SG&A totaled $1.8 billion versus $1.9 billion in 2008. The decrease in SG&A was primarily due to strict cost controls in response to weak market conditions. The decrease was partially offset by increased global commissions and selling and marketing investments related to the company’s seed products. SG&A was approximately 13 percent of net sales for the three and six month periods ended June 30, 2009 and 11 percent in 2008.
Research and Development Expense (R&D)
R&D totaled $331 million and $360 million for the second quarter 2009 and 2008, respectively. For the six month period ended June 30, 2009, R&D was $654 million versus $690 million last year. R&D spend was down for the three- and six-month periods versus prior year across all segments, excluding Agriculture & Nutrition, due to strict cost controls. R&D was approximately 5 percent of net sales for the three and six month periods ended June 30, 2009 and 4 percent in 2008.
Interest Expense
Interest expense totaled $106 million in the second quarter 2009 compared to $94 million in 2008. For the six-month period ended June 30, 2009, interest expense increased from $174 million in 2008 to $212 million in 2009. The increase in interest expense for the three and six months ended June 30, 2009 is due primarily to higher average gross debt and average rates.
Employee Separation / Asset Related Charges, Net
For the three and six months ended June 30, 2009, the company recorded a $340 million restructuring charge comprised of severance and related benefit costs, asset write-offs, and impairment charges, partially offset by a $75 million net reduction in the estimated costs related to the 2008 restructuring program. The $75 million net reduction in the estimated costs for the 2008 program was primarily due to work force reductions through non-severance programs and redeployments within the company. The 2009 actions are expected to produce a pre-tax cost savings of about $50 million for the remainder of 2009 and approximately $250 million per year in subsequent years. Additional information related to the company’s 2009 program and reduction to the 2008 program is located in Note 5 to the interim Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
Provision for Income Taxes
The company’s effective tax rate for the second quarter 2009 was 10.8 percent as compared to 23.7 percent in 2008. The lower effective tax rate in 2009 versus 2008 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and the tax benefit related to restructuring, which was partially offset by a favorable tax settlement recorded in 2008.
The company’s effective tax rate for year-to-date 2009 was 25.5 percent as compared to 21.1 percent in 2008. The higher effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and a favorable tax settlement recorded in 2008. See Note 6 to the interim Consolidated Financial Statements for additional information.
Net Income Attributable to DuPont
Net income attributable to DuPont (“earnings”) for the second quarter of 2009 were $417 million versus $1.1 billion in the second quarter 2008, a 61 percent decrease. The decrease in earnings principally results from lower sales volume, restructuring charge, unfavorable currency impacts, higher pension costs and the absence of a prior-year favorable litigation settlement. Partly offsetting these factors were benefits from cost reduction productivity measures and lower raw material, energy and freight costs.
For the six months ended June 30, 2009, earnings were $905 million, compared to $2.3 billion in the prior year, a decrease of 60 percent. The decrease in earnings principally results from lower sales volume, unfavorable currency impacts, higher pension costs and restructuring charge. Partly offsetting these factors were benefits from cost reduction productivity measures.
Corporate Outlook
The company re-affirmed its 2009 earnings outlook range of $1.54 to $1.94 per share. The outlook includes estimated full-year earnings impact of approximately $.16 per share related to the 2009 restructuring charge, reduction in estimated costs associated with the 2008 restructuring program and the reserve for hurricane damage, and initial insurance recoveries related to damage sustained from Hurricane Ike in 2008. The outlook anticipates prevailing weak demand across key markets other than agriculture with gradual improvement from current recessionary levels during the remainder of 2009. Favorable conditions are expected in southern hemisphere agriculture markets with the benefit of increased market share for new products and related higher selling prices. The company will continue aggressive actions to reduce costs and capital expenditures, in addition to maintaining an appropriate level of investment for high-growth, high-margin businesses including seed products and photovoltaics.
Accounting Standards Issued Not Yet Adopted
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.
Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income/loss (PTOI) for the three- and six-month periods ended June 30, 2009 compared with the same period in 2008. Segment sales include transfers. Segment PTOI is defined as operating income/loss before income taxes, non-controlling interests, exchange gains/losses, corporate expenses and net interest.
As described in Note 5 to the Consolidated Financial Statements, the company initiated a global restructuring program during the second quarter 2009 to reduce costs and improve profitability across its businesses. The program charge reduced second quarter and year-to-date 2009 segment PTOI as follows: Coatings & Color Technologies — $70 million; Electronic & Communication Technologies — $73 million; Performance Materials — $110 million; Safety & Protection — $86 million; and Other — $1 million. In addition, the company recorded a $75 million net reduction in the estimated costs associated with the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
2008 program. The $75 million net reduction impacted segment earnings for the three and six-months ended June 30, 2009 as follows: Agriculture & Nutrition — $(1) million; Coatings & Color Technologies — $43 million; Electronic & Communication Technologies — $1 million; Performance Materials — $28 million; Safety & Protection — $2 million; and Other — $2 million.
Agriculture & Nutrition — Second quarter 2009 sales of $2.6 billion were 3 percent higher, reflecting 7 percent higher USD selling prices, partially offset by a 4 percent decline in volume. The increase in USD selling prices reflect significantly higher local selling prices for seeds products, partially offset by unfavorable currency impacts across all regions. The volume decline was driven by lower demand for specialty herbicides, fungicides and insecticides in Latin America and Europe due to unfavorable weather conditions, lower planted acreage, the impact of the current economic recession on farmers and distributors, and lower sales of food and nutrition products. The volume decline was partially offset by higher corn and soybean seed sales in North America due to anticipated market share gains and increased planted acreage, and higher sales in Asia Pacific across the segment. PTOI for the second quarter of $580 million increased 15 percent, primarily due to the increase in sales and higher value product mix and the absence of a $52 million net charge from mark-to-market valuation of open soybean contracts in 2008, partially offset by significant unfavorable currency impacts.
Year-to-date sales were $5.7 billion, a 5 percent increase versus the prior year, reflecting 6 percent higher USD selling prices, partially offset by a 1 percent decrease in volume. The higher USD selling prices are due to higher local selling prices for seeds products, partially offset by unfavorable currency impacts across all regions. The decrease in volume was primarily due to lower sales of crop protection products and food and nutrition products, partially offset by higher seeds sales in North America. PTOI for the first half of 2009 was $1.4 billion, up 11 percent versus $1.3 billion in the same period last year, principally due to the higher sales and higher value product mix, partially offset by unfavorable currency impacts globally.
On May 4, 2009, Monsanto Company (Monsanto) filed a lawsuit against the company in federal court claiming that Pioneer Hi-Bred International, Inc. (Pioneer), a wholly-owned subsidiary of the company, is violating its Roundup Ready® license agreements by stacking its Optimum® GAT® herbicide tolerance trait with Monsanto’s Roundup Ready® herbicide tolerance trait. Monsanto also alleges that sales of Pioneer stacked seeds would infringe a Monsanto patent that expires in 2014. Monsanto seeks declaratory relief, unspecified damages and a permanent injunction to prevent sales of Optimum® GAT®/ Roundup Ready® seeds. The company has filed an answer and counterclaims, including patent misuse and antitrust claims, in response to the lawsuit. Management believes that the lawsuit is unlikely to materially affect the company’s commercial results for soybean and corn seed.
Coatings & Color Technologies — Second quarter 2009 sales of $1.4 billion were down 26 percent, reflecting 21 percent decrease in volume and 5 percent lower USD selling prices. The decline in volume reflects lower sales of products to motor vehicle original equipment manufacturers (OEMs) due to fewer motor vehicle builds and decreased demand for industrial, refinish and titanium dioxide products due to the current economic recession. However, sales volumes improved sequentially versus first quarter 2009. The lower USD selling prices reflect unfavorable currency impacts, partially offset by higher local selling prices. Second quarter 2009 PTOI was $106 million, compared to $247 million in the second quarter 2008. The decrease in PTOI was mainly due to lower volumes, charges associated with low capacity utilization of production units, and the impact of the $70 million restructuring charge described above, partially offset by cost savings from the 2008 restructuring program. The second quarter 2009 PTOI also includes a $43 million reduction in the estimated costs associated with the 2008 restructuring program as described in Note 5.
Year-to-date 2009 sales were $2.5 billion, down 28 percent from the same period last year, reflecting 25 percent decline in volume and 3 percent lower USD selling prices. The decline in volume reflects the impact of fewer motor vehicle builds in sales to motor vehicle OEMs, and lower sales of industrial, refinish and titanium dioxide products as supply chains destocked in response to the global economic recession. Year-to-date PTOI was $87 million as compared to $437 million during the same period last year. The

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
decline in PTOI primarily reflects the impact of lower volumes, charges associated with low capacity utilization of production units and the $70 million restructuring charge recorded in the second quarter of 2009, partially offset by the $43 million reduction in the estimated costs associated with the 2008 restructuring program.
Electronic & Communication Technologies — Sales in the second quarter of $795 million decreased 26 percent, reflecting a 23 percent decline in volume and 3 percent lower USD selling prices. The decreased volume is primarily related to the global economic recession which affected demand for products across all regions and markets, and the effect of colder weather patterns in North America and Europe which significantly reduced sales of refrigerants. Nevertheless, most of the segment’s key products experienced sales volume improvements sequentially versus first quarter 2009, primarily in emerging regions. The lower USD selling prices were mainly driven by unfavorable currency impacts, and lower local selling prices for some products due to contractual pass-through of lower metal prices. Second quarter 2009 PTOI was a loss of $35 million compared to income of $170 million in the second quarter 2008, driven by lower volumes and the impact of the $73 million restructuring charge described above, partially offset by fixed cost productivity improvements.
Year-to-date sales of $1.5 billion were down 29 percent, reflecting 2 percent lower USD selling prices and a 27 percent decline in volume. The lower volumes reflect the effect of the global economic recession which impacted sales for products across all the segment key markets. Year-to-date PTOI was a loss of $89 million compared to income of $345 million in prior year. The decline in PTOI was driven by decreased sales, charges associated with low capacity utilization of production units, and the impact of the $73 million restructuring charge.
Performance Materials — Second quarter sales of $1.1 billion were down 40 percent, reflecting a 29 percent decline in volume, 8 percent lower USD selling prices, and a 3 percent decrease related to a portfolio change. Sales volume declines occurred in all major regions and market segments, however experienced improvements sequentially versus first quarter 2009. The lower USD selling prices reflect unfavorable currency impacts and a significantly weaker sales mix driven by the economic recession. Second quarter 2009 PTOI was $5 million, compared to $223 million in the second quarter 2008, primarily due to the $110 million restructuring charge described above, the impact of lower sales, and charges associated with low capacity utilization of production units, partially offset by improvements in variable margin. The second quarter 2009 PTOI also includes a $28 million reduction in the estimated costs associated with the 2008 restructuring program as described in Note 5, initial insurance recoveries amounting to $24 million related to damages sustained from Hurricane Ike in 2008, and a benefit of $26 million from a reduction to the reserve recorded in 2008 for Hurricane Ike. The $26 million reduction was primarily due to lower than estimated inventory and permanent investment write-offs.
Year-to-date sales were $2.0 billion versus $3.5 billion in the prior year. The 42 percent decrease in sales reflects 6 percent lower USD prices, 33 percent decrease in volume, and a 3 percent reduction related to portfolio changes. The lower USD selling prices were a combination of significantly weaker sales mix and unfavorable currency impacts. The decrease in volume mainly reflects the effect of the global economic recession and destocking of downstream inventory channels during the period. Year-to-date PTOI was a loss of $141 million compared to income of $442 million in prior year. The decline in PTOI was driven by decreased sales, charges associated with low capacity utilization of production units, and the impact of the $110 million restructuring charge, partially offset by fixed costs productivity improvements.
Safety & Protection — Sales in the second quarter of $1.0 billion decreased 37 percent, reflecting a 29 percent decline in volume and 8 percent lower USD selling prices. The lower volume reflects the impact of the global economic recession which continued to affect demand for products in motor vehicle, industrial, military, and residential construction markets. The lower USD selling prices were mainly driven by unfavorable currency impacts and lower local selling prices for some industrial chemicals products due to contractual pass-through of raw material price declines. Second quarter 2009 PTOI was a loss of $13 million, compared to income of $302 million in the second quarter 2008, primarily due to the $86 million restructuring charge described above, the impact of lower sales and charges associated with low

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
capacity utilization of production units, partially offset by improved variable margins and fixed costs productivity.
Year-to-date sales of $2.0 billion were 31 percent lower than last year, due to 7 percent lower USD selling prices and a 24 percent decline in volume. The lower volume reflects decreased demand for products across all markets and regions as customers reduced inventories in response to the economic recession. Year-to-date PTOI was $59 million compared to $574 million in the prior year. The decrease in earnings was primarily due to the impact of lower volumes, charges associated with low capacity utilization of production units, and the impact of the $86 million restructuring charge.
Pharmaceuticals — Second quarter 2009 PTOI was $272 million compared to $265 million in the second quarter 2008. Year-to-date 2009 PTOI was $524 million compared to $500 million in the prior year.
Other — The company includes embryonic businesses not included in growth platforms, such as applied biosciences and nonaligned businesses in Other. Sales in the second quarter 2009 of $31 million decreased 30 percent from the second quarter 2008 due to the absence of sales from a discontinued business. PTOI for the second quarter 2009 was a loss of $43 million compared to income of $1 million in the second quarter 2008. The lower PTOI is mainly due to the absence of a benefit of $51 million from a litigation settlement in 2008.
Year-to-date sales of $59 million compared to $84 million in 2008. Year-to-date pre-tax operating loss of $87 million compared to pre-tax operating loss of $25 million in the first half of 2008. The pre-tax loss for the first half of 2008 included a benefit of $51 million from a litigation settlement.
Liquidity & Capital Resources
Despite the global economic recession and adverse conditions in the global capital markets, management believes the company’s ability to generate cash from operations, coupled with cost reduction initiatives and access to capital markets, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company’s current strong financial position, liquidity and credit ratings have not been materially impacted by the current credit environment. In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs with anticipated continuing lower global demand. However, there can be no assurance that the cost or availability of future borrowings will not be impacted by ongoing credit market instability. The company will continue to monitor the financial markets in order to respond to changing conditions.
Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $2.6 billion as of June 30, 2009, provide primary liquidity to support all short-term obligations. The company has access to approximately $2.6 billion in credit lines with several major financial institutions, as additional support to meet short term liquidity needs. These credit lines are primarily multi-year facilities.
The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.
Cash provided by operating activities was $45 million for the six months ended June 30, 2009 compared to cash used for operating activities of $433 million during the same period ended in 2008. The $478 million increase is primarily due to a reduction in working capital increases, including a $1.5 billion decrease in the change in inventory levels, partially offset by lower earnings in 2009.
Cash used for investing activities was $1.5 billion for the six months ended June 30, 2009 compared to $1.3 billion for the same period last year. The increase was mainly due to a larger increase in short-term

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
financial instruments, partially offset by lower capital expenditures. Purchases of property, plant and equipment (PP&E) for the six months ended June 30, 2009 totaled $719 million, a reduction of $173 million compared to the prior year.
Cash used for financing activities was $57 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $1.7 billion in the prior year. The reduction was primarily due to a decrease in the net proceeds from borrowings.
Dividends paid to shareholders during the six months ended June 30, 2009 totaled $746 million. In April 2009, the company’s Board of Directors declared a second quarter common stock dividend of $0.41 per share. The second quarter dividend was the company’s 419th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.
Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents and marketable securities were $2.6 billion at June 30, 2009, a decrease of $1.1 billion from $3.7 billion at December 31, 2008. The use of cash combined with cash generated from proceeds from borrowings and earnings were mainly used to fund working capital, capital projects and dividend needs.
Debt
Total debt at June 30, 2009 was $10.4 billion, an increase of $0.7 billion from the $9.7 billion at December 31, 2008. The proceeds from the increased borrowings along with earnings and cash were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment as well as capital projects and dividends.
Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see pages 36 - 37 to the company’s 2008 Annual Report, and Note 10 to the interim Consolidated Financial Statements.
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
DuPont introduced in late 2006, EchelonTM technology which reduces the PFOA content 99 percent in aqueous fluoropolymer dispersion products. DuPont has converted customers representing over 95 percent of the sales volume for these product lines to newly formulated EchelonTM technology.
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
In the first quarter 2008, DuPont introduced its next generation fluorotelomer products. The products are marketed as DuPontTM CapstoneTM products for use in home furnishings, stone and tile, fire fighting foam, fluorosurfactants, textiles and leather goods. The U.S. Food and Drug Administration (FDA) has authorized two new DuPont grease and oil repellents for use in paper packaging. Additional products will be introduced for paper packaging and other end use markets pending appropriate regulatory approvals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, Continued
In January 2009, the EPA issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting an action level of 0.40 ppb (see Note 10 to the interim Consolidated Financial Statements).
In February 2007, the New Jersey Department of Environmental Protection (NJDEP) identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. During the first quarter 2009, the NJDEP began the process to establish a permanent Maximum Contaminant Level (MCL) for PFOA in drinking water. The process is estimated to take 1 to 2 years. While the NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.
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

As of June 30, 2009, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)	Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
There were no purchases of the company’s common stock during the three months ended June 30, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on April 29, 2009. A total of 712,497,455 shares of common stock were voted in person or by proxy, representing 79 percent of the shares entitled to be voted. The following are the voting results on proposals considered and voted upon at the meeting, all of which are described in the company’s 2009 Proxy Statement.
1.	Election of Directors. The 13 nominees listed below were elected to serve on the Board of Directors for the ensuing year.

Director	For	Against	Abstentions

S.W. Bodman	699,809,072	9,496,454	3,191,929
R. H. Brown	699,460,606	9,889,612	3,147,237
R. A. Brown	700,160,425	9,128,309	3,208,721
B. P. Collomb	700,852,533	8,359,910	3,285,012
C. J. Crawford	689,945,256	19,175,068	3,377,131
A. M. Cutler	689,051,940	20,230,988	3,214,527
J. T. Dillon	697,294,689	11,956,762	3,246,004
E. I. du Pont	698,844,432	9,921,353	3,731,670
M. A. Hewson	701,208,617	8,150,492	3,138,346
C. O. Holliday, Jr.	684,619,402	24,622,646	3,255,407
L. D. Juliber	697,618,538	11,617,137	3,261,780
E. J. Kullman	698,197,220	11,181,515	3,118,720
W. K. Reilly	696,007,089	13,073,303	3,417,063

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm.	703,974,379	6,217,643	2,305,433	—
3.	Stockholder proposal requesting the Board of Directors to adopt a policy on shareholder say on executive pay.	247,366,367	288,749,896	23,704,804	152,676,388

Item 6.	EXHIBITS
Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY (Registrant)
Date:	July 27, 2009

By:	/s/Jeffrey L. Keefer
Jeffrey L. Keefer
Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company's Bylaws, as last amended effective March 4, 2009 (incorporated by reference to Exhibit 3.1 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.2*	Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for the year ended
December 31, 2006).

10.3*	Company's Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K filed on July 20, 2006).

10.4*	Company's Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit
99.2 to the company's Current Report on Form 8-K filed on July 20, 2006).

10.5*	Company's Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company's Quarterly Report on Form 10-Q for the period ended March
31, 2007).

10.6*	Company's Equity and Incentive Plan as approved by the company's shareholders on April 25, 2007
(incorporated by reference to pages C1-C13 of the company's Annual Meeting Proxy Statement dated
March 19, 2007).

10.7*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company's Stock Performance Plan (incorporated by reference to Exhibit 10.12 to the company's
Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.8*	Form of Award Terms under the company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.9*	Company's Retirement Savings Restoration Plan, as last amended effective January 1,
2009 (incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.10*	Company's Retirement Income Plan for Directors, as last amended August 1995
(incorporated by reference to Exhibit 10.17 to the company's Annual Report on Form
10-K for the year ended December 31, 2007).

10.11*	Letter Agreement and Employee Agreement, dated as of December 9, 2008, as amended, between the company and R.R. Goodmanson (incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit Number	Description

10.12*	Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on
December 12, 2001 and effective January 9, 2002 (incorporated by reference to
Exhibit 10.19 to the company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 2007).

10.13*	Company's Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company's
Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.14*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred
Variable Compensation Awards (incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company's Principal Financial Officer.

32.1	Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

32.2	Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.