Form 10-Q
period 2009-09-30
DUPONT E I DE NEMOURS & CO
filed 2009-10-26
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(302) 774-1000

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).  Yes ☐  No ☒

The Registrant had 903,730,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2009.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I.  Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company

Consolidated Income Statements (Unaudited)

(Dollars in millions, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$5,961	$7,297	$19,690	$24,709
Other income, net	195	420	824	1,057
Total	6,156	7,717	20,514	25,766
Cost of goods sold and other operating charges	4,560	5,916	14,752	18,298
Selling, general and administrative expenses	770	873	2,584	2,794
Research and development expense	335	360	989	1,050
Interest expense	100	98	312	272
Employee separation / asset related charges, net	—	—	265	—
Total	5,765	7,247	18,902	22,414
Income before income taxes	391	470	1,612	3,352
(Benefit from) provision for income taxes	(23)	98	288	706
Net income	414	372	1,324	2,646
Less: Net income attributable to noncontrolling interests	5	5	10	10

Net income attributable to DuPont	$409	$367	$1,314	$2,636

Basic earnings per share of common stock	$0.45	$0.40	$1.44	$2.91

Diluted earnings per share of common stock	$0.45	$0.40	$1.44	$2.89

Dividends per share of common stock	$0.41	$0.41	$1.23	$1.23

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$2,249	$3,645
Marketable securities	906	59
Accounts and notes receivable, net	7,126	5,140
Inventories	4,392	5,681
Prepaid expenses	125	143
Income taxes	558	643
Total current assets	15,356	15,311

Property, plant and equipment, net of accumulated depreciation (September 30, 2009 - $17,590; December 31, 2008 - $16,800)	11,080	11,154
Goodwill	2,138	2,135
Other intangible assets	2,582	2,710
Investment in affiliates	991	844
Other assets	4,021	4,055
Total	$36,168	$36,209

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,554	$3,128
Short-term borrowings and capital lease obligations	3,525	2,012
Income taxes	138	110
Other accrued liabilities	3,345	4,460
Total current liabilities	9,562	9,710

Long-term borrowings and capital lease obligations	7,545	7,638
Other liabilities	10,830	11,169
Deferred income taxes	148	140
Total liabilities	28,085	28,657

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2009 - 990,770,000; December 31, 2008 - 989,415,000	297	297
Additional paid-in capital	8,463	8,380
Reinvested earnings	10,644	10,456
Accumulated other comprehensive loss	(5,267)	(5,518)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2009 and December 31, 2008)	(6,727)	(6,727)
Total DuPont stockholders’ equity	7,647	7,125
Noncontrolling interests	436	427
Total equity	8,083	7,552
Total	$36,168	$36,209

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income attributable to DuPont	$1,314	$2,636
Adjustments to reconcile net income attributable to DuPont to cash provided by operating activities:
Depreciation	938	870
Amortization of intangible assets	219	226
Contributions to pension plans	(243)	(210)
Other noncash charges and credits - net	858	162
Change in operating assets and liabilities - net	(2,163)	(3,190)

Cash provided by operating activities	923	494

Investing activities
Purchases of property, plant and equipment	(990)	(1,406)
Investments in affiliates	(105)	(53)
Payments for businesses - net of cash acquired	(12)	(72)
Proceeds from sales of assets - net of cash sold	51	23
Net increase in short-term financial instruments	(800)	(33)
Forward exchange contract settlements	(757)	(117)
Other investing activities - net	(12)	(24)

Cash used for investing activities	(2,625)	(1,682)

Financing activities
Dividends paid to stockholders	(1,119)	(1,123)
Net increase in borrowings	1,408	2,974
Proceeds from exercise of stock options	—	94
Other financing activities - net	(14)	(37)

Cash provided by financing activities	275	1,908

Effect of exchange rate changes on cash	31	(32)

(Decrease) Increase in cash and cash equivalents	$(1,396)	$688

Cash and cash equivalents at beginning of period	3,645	1,305

Cash and cash equivalents at end of period	$2,249	$1,993

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

Subsequent Events

The company’s management has evaluated the period from October 1, 2009 through October 26, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements.  Effective October 1, 2009, the company has redefined its external reporting to the following aggregated segments: Agriculture & Nutrition, Electronics & Communications, Performance Coatings, Performance Materials, Safety & Protection, Performance Chemicals and Pharmaceuticals.  The company will begin reporting under the redefined structure in its 2009 Annual Report on Form 10-K.  No additional material subsequent events were identified.

Accounting Standards Issued Not Yet Adopted

In December 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance on employer’s disclosures about postretirement benefit plan assets, which is effective for fiscal years ending after December 15, 2009.  The new requirement expands disclosures for assets held by employer pension and other postretirement benefit plans.  This requirement will not affect the company’s financial position or results of operations.

In June 2009, FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009.  The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. The company expects that this will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that upon adoption this will not have a material effect on its financial position or results of operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 2.  Reporting of Noncontrolling Interests

Effective January 1, 2009, the company implemented the provisions for the reporting of noncontrolling interests in the company’s Consolidated Financial Statements and accompanying notes.  The provision changed the accounting and reporting of minority interests (now referred to as noncontrolling interests) in the company’s Consolidated Financial Statements.  The following tables illustrate the changes in equity for the three and nine months ended September 30, 2009 and 2008, respectively:

Consolidated Changes in Equity for the Three Months Ended September 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433
Comprehensive income:
Net income	414	414					409			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	55	55						55
Net revaluation and clearance of cash flow hedges to earnings	22	22						22
Pension benefit plans	50	50						50
Other benefit plans	(9)	(9)						(9)
Net unrealized gain on securities	—	—
Other comprehensive income	118	118
Comprehensive income	532	532	(1)
Common dividends	(375)						(373)			(2)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	22					22
Total Equity as of September 30, 2009	$8,083			$237	$297	$8,463	$10,644	$(5,267)	$(6,727)	$436

Consolidated Changes in Equity for the Three Months Ended September 30, 2008	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$13,344		$237	$297	$8,336	$11,466	$(706)	$(6,727)	$441
Comprehensive income:
Net income	372	372				367			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(102)	(102)					(101)		(1)
Net revaluation and clearance of cash flow hedges to earnings	(141)	(141)					(140)		(1)
Pension benefit plans	6	6					6
Other benefit plans	(12)	(12)					(12)
Net unrealized loss on securities	(6)	(6)					(6)
Other comprehensive loss	(255)	(255)
Comprehensive income	117	117 (1)
Common dividends	(373)					(372)			(1)
Preferred dividends	(3)					(3)
Common stock issued - compensation plans	32				32
Total Equity as of September 30, 2008	$13,117		$237	$297	$8,368	$11,458	$(959)	$(6,727)	$443

(1)          Includes comprehensive income attributable to noncontrolling interests of $5 and $3 for the three months ended September 30, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Consolidated Changes in Equity for the Nine Months Ended September 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,552			$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427
Acquisition of a majority interest in a consolidated subsidiary	1									1
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	1,324	1,324					1,314			10
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	80	80						80
Net revaluation and clearance of cash flow hedges to earnings	62	62						60		2
Pension benefit plans	137	137						137
Other benefit plans	(27)	(27)						(27)
Net unrealized gain on securities	1	1						1
Other comprehensive income	253	253
Comprehensive income	1,577	1,577	(1)
Common dividends	(1,121)						(1,118)			(3)
Preferred dividends	(8)						(8)
Common stock issued - compensation plans	83					83

Total Equity as of September 30, 2009	$8,083			$237	$297	$8,463	$10,644	$(5,267)	$(6,727)	$436

Consolidated Changes in Equity for the Nine Months Ended September 30, 2008	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$11,578		$237	$296	$8,179	$9,945	$(794)	$(6,727)	$442
Comprehensive income:
Net income	2,646	2,646				2,636			10
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(27)	(27)					(26)		(1)
Net revaluation and clearance of cash flow hedges to earnings	(120)	(120)					(118)		(2)
Pension benefit plans	31	31					31
Other benefit plans	(37)	(37)					(37)
Net unrealized loss on securities	(15)	(15)					(15)
Other comprehensive loss	(168)	(168)
Comprehensive income	2,478	2,478 (1)
Common dividends	(1,121)					(1,115)			(6)
Preferred dividends	(8)					(8)
Common stock issued - compensation plans	190			1	189

Total Equity as of September 30, 2008	$13,117		$237	$297	$8,368	$11,458	$(959)	$(6,727)	$443

(1)          Includes comprehensive income attributable to noncontrolling interests of $12 and $7 for the nine months ended September 30, 2009 and 2008, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 3.  Fair Value Measurements

In 2008, the company implemented the accounting requirements for financial assets and financial liabilities reported at fair value and related disclosures.  Effective January 1, 2009, the company prospectively implemented the accounting requirements for non-financial assets and non-financial liabilities reported or disclosed at fair value, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The requirement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The disclosures focus on the inputs used to measure fair value.

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

At September 30, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 30,	Fair Value Measurements at September 30, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$83	$—	$83
Available-for-sale securities	22	22	—
	$105	$22	$83

Financial liabilities

Derivatives	$254	$—	$254

In accordance with the interim disclosure requirements for financial instruments, the estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $11,700 at September 30, 2009, as compared to a carrying value of approximately $11,100.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 4.  Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cozaar®/Hyzaar® income	$264	$258	$786	$755
Royalty income	20	31	71	78
Interest income	22	36	68	103
Equity in earnings of affiliates	7	13	59	95
Net gains on sales of assets	2	1	43	15
Net exchange (losses) gains (1)	(120)	52	(212)	(127)
Miscellaneous income and expenses, net (2)	—	29	9	138

Total	$195	$420	$824	$1,057

(1)           The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities.  The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions.  The net pre-tax exchange gains and losses are partially offset by the associated tax impact.

(2)           Miscellaneous income and expenses, net, includes interest items, litigation settlements, and other items.

Note 5.  Employee Separation / Asset Related Charges, Net

At September 30, 2009, total liabilities relating to current year and prior years restructuring activities were $403.

2009 Activities

During the second quarter of 2009, in response to the protracted global economic recession, the company committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan was designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. Under the plan, the company will eliminate about 2,000 positions by severance principally located in the United States of America. As a result, a charge of $340 was recorded in employee separation / asset related charges, net which pertains to the following financial statement line items: cost of goods sold and other operating charges - 60%, selling, general and administrative expenses - 30%, and research and development expenses - 10%.  This charge includes $212 of severance and related benefits costs, $24 of other non-personnel costs and $104 of asset-related charges, including $77 for asset shut downs and write-offs, $11 for asset impairments and $16 for accelerated depreciation.  As of September 30, 2009, cash payments of $13 related to separation costs have been made, and approximately 800 employees have been separated.  The company expects this initiative and all related payments to be substantially complete in 2010.

The 2009 program charge reduced segment earnings for the nine-months ended September 30, 2009 as follows: Coatings & Color Technologies - $70; Electronic & Communication Technologies - $73; Performance Materials - $110; Safety & Protection - $86; and Other - $1.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs	Other Non- personnel Charges (1)	Asset - Related	Total
Net charges to income for the nine-months ended September 30, 2009	$212	$24	$104	$340
Payments	(13)	—	—	(13)
Net translation adjustment	1	—	—	1
Asset write-offs and adjustments	—	—	(104)	(104)
Balance at September 30, 2009	$200	$24	$—	$224

(1) Other non-personnel charges consist of contractual obligation costs.

2008 Activities

In the second quarter 2009, the company achieved work force reductions related to the 2008 program through non-severance programs and redeployments within the company.  As a result, the company recorded a $75 net reduction in the estimated costs associated with the 2008 program.  The $75 net reduction impacted segment earnings for the nine-months ended September 30, 2009 as follows: Agriculture & Nutrition - $(1); Coatings & Color Technologies - $43; Electronic & Communication Technologies - $1; Performance Materials - $28; Safety & Protection - $2; and Other - $2.  A complete discussion of all restructuring initiatives is included in the company’s 2008 Annual Report in Note 5, “Restructuring Activities.”  The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee Separation Costs	Other Non- personnel Charges (1)	Total
Balance at December 31, 2008	$309	$17	$326
Payments	(84)	(2)	(86)
Net translation adjustment	4	1	5
Net credits to income	(75)	—	(75)
Other	—	—	—
Balance at September 30, 2009	$154	$16	$170

(1) Other non-personnel charges consist of contractual obligation costs.

As of September 30, 2009, approximately 1,600 employees were separated relating to the 2008 global restructuring program.

Note 6.  Provision for Income Taxes

In the third quarter 2009, the company recorded a tax benefit of $23, including $117 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

For year-to-date 2009, the tax provision is $288, which includes $117 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $91 net tax benefit related to 2008 and 2009 restructuring and $17 net tax expense related to the hurricane adjustments.

In the third quarter 2008, the company recorded a tax provision of $98, including $85 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $81 tax benefit related to the hurricane-related charge and $18 tax benefit related to favorable tax settlements.

For year-to-date 2008, the tax provision was $706, which includes $81 tax benefit related to the hurricane-related charge, $48 of tax benefit primarily related to exchange losses on foreign currency-

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

denominated monetary assets and liabilities of its operations and $44 tax benefit related to favorable tax settlements.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates.  These tax returns are subject to examination and possible challenge by the taxing authorities.  Positions challenged by the taxing authorities may be settled or appealed by the company.  As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes.  It is reasonably possible that changes to the company’s global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

Note 7.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income attributable to DuPont	$409	$367	$1,314	$2,636
Preferred dividends	(3)	(3)	(8)	(8)

Net income available to DuPont common stockholders	$406	$364	$1,306	$2,628

Denominator:
Weighted-average number of common shares - Basic	904,615,000	903,134,000	904,350,000	902,131,000

Dilutive effect of the company’s employee compensation plans	5,676,000	4,816,000	3,646,000	5,942,000

Weighted-average number of common shares - Diluted	910,291,000	907,950,000	907,996,000	908,073,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Average Number of Stock Options	70,137,000	43,028,000	73,949,000	29,066,000

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 8.  Inventories

	September 30, 2009	December 31, 2008

Finished products	$2,972	$3,156
Semifinished products	1,319	2,234
Raw materials and supplies	811	1,199

	5,102	6,589
Adjustment of inventories to a last-in, first-out (LIFO) basis	(710)	(908)
Total	$4,392	$5,681

Note 9.  Goodwill and Other Intangible Assets

There were no significant changes in goodwill for the nine-month period ended September 30, 2009.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$1,628	$(699)	$929	$2,420	$(1,356)	$1,064
Patents	169	(54)	115	128	(45)	83
Trademarks	61	(21)	40	61	(19)	42
Other	635	(291)	344	627	(260)	367

	2,493	(1,065)	1,428	3,236	(1,680)	1,556
Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm	975	—	975	975	—	975

	1,154	—	1,154	1,154	—	1,154

Total	$3,647	$(1,065)	$2,582	$4,390	$(1,680)	$2,710

The aggregate amortization expense for definitive-lived intangible assets was $52 and $219 for the three- and nine-month periods ended September 30, 2009, respectively, and $54 and $226 for the three- and nine-month periods ended September 30, 2008, respectively.  The estimated aggregate amortization expense for 2009 and each of the next five years is approximately $250, $180, $190, $190, $190 and $190.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $22 and $24 as of September 30, 2009 and December 31, 2008, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amount recorded for all indemnifications as of September 30, 2009 and December 31, 2008 was $97 and $110, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $97 at September 30, 2009. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies.  At September 30, 2009, the company had directly guaranteed $570 of such obligations, and $121 relating to guarantees of historical obligations for divested subsidiaries.  This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At September 30, 2009 and December 31, 2008, a liability of $149 and $121, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 36 percent of the $245 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2009:

	Short- Term	Long- Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies(1), (2):
Bank borrowings (terms up to 6 years)	$372	$152	$524
Leases on equipment and facilities (terms less than 3 years)	12	1	13
Obligations for equity affiliates(2):
Bank borrowings (terms up to 4 years)	8	21	29
Leases on equipment and facilities (terms up to 1 year)	—	4	4
Total obligations for customers, suppliers, other affiliated and unaffiliated companies and equity affiliates	$392	$178	$570
Obligations for divested subsidiaries and affiliates(3):
Conoco (terms up to 17 years)	2	16	18
Consolidation Coal Sales Company (terms up to 2 years)	—	103	103
Total obligations for divested subsidiaries and affiliates	2	119	121

	$394	$297	$691

(1) Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.
(2) Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

(3)  The company has guaranteed certain obligations and liabilities related to divested subsidiaries Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Master Operating Leases

At September 30, 2009, the company has one master operating lease program relating to miscellaneous short-lived equipment with an unamortized value of approximately $69.  The leases under this program are considered operating leases and accordingly the related assets and liabilities are not recorded on the Consolidated Balance Sheets.  Furthermore, the lease payments associated with this program vary based on one month USD LIBOR.  In November 2008, the lessor notified the company that the program will terminate by November 2009.  Prior to that time, the company may either purchase the assets for their unamortized value or arrange for the sale of the assets and remit the proceeds to the lessor.  If the assets are sold and the proceeds are less than the unamortized value, the company must pay to the lessor the difference between the proceeds and the unamortized value, up to the residual value guarantee, which totaled $60 at September 30, 2009.

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

In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site.  The required third party peer review of the data generated in the monitoring process has been completed.  The final report was issued in September 2009 and DuPont’s response is due in the fourth quarter 2009.

As agreed with the New Jersey Department of Environmental Protection (NJDEP), DuPont began voluntarily sampling private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA in the second quarter 2009.

At September 30, 2009, DuPont has accruals of about $0.6 to fund its activities under the 2009 consent order and EPA MOU and to fund its voluntary activities under the NJDEP agreement.

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

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

complete these health studies between 2009 and year-end 2011 at a total estimated cost of $26, of which $5 was originally placed in an interest-bearing escrow account.  In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $22 of which $10 was originally placed in an interest-bearing escrow account.  At September 30, 2009, the accrual balance relating to the funding of the independent science panel health study and the water treatment systems was $12, including $6 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at September 30, 2009, the company had not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

In June 2007 and again in August 2009, the LHWA notified DuPont that it intends to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in its wells. DuPont received in February 2009, two additional letters of intent to file suit under RCRA alleging “imminent and substantial endangerment to health and or the environment” based on detection of PFOA in public and private water wells in Parkersburg, West Virginia and Penns Grove, New Jersey. DuPont denies any such endangerment exists at any of these locations and intends to vigorously defend itself if a lawsuit is filed.

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

In the third quarter 2009, Emerald Coast Utilities Authority, owner and operator of public drinking water systems in Pensacola, Florida and nearby areas, filed suit in state court against several defendants including the company alleging water contamination from PFOA and perfluorooctane sulfonate (PFOS).  DuPont does not have any facilities in the water district served by the Emerald Coast Utilities Authority that manufacture or use PFOA.  DuPont does not and has not manufactured PFOS and does not use the compound in its processes.  The complaint seeks testing, treatment, remediation and monitoring.

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants.  One of these cases was filed in West Virginia state court by three individual plaintiffs on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia.  In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs’ appeal of the ruling was denied. In the second quarter 2009, the plaintiffs added a claim based on public nuisance and again moved for class certification.   In the third quarter 2009, the Court granted summary judgment in DuPont’s favor dismissing all claims brought by the three plaintiffs, including public nuisance and class certification, except for medical monitoring.

The other two purported class actions were filed in New Jersey.  One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey.  The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

DuPont’s motion.  The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb.  In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues.  In October 2009, the court granted class certification for certain sub-classes regarding public and private nuisance claims, while denying class certification for all other claims.  The court also certified a legal question related to strict liability.

The company is defending itself vigorously against these lawsuits alleging contamination of drinking water sources.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Consumer Products Class Actions

Number of Cases

Balance at December 31, 2008	22
Filed	—
Resolved	—
Balance at March 31, 2009	22
Filed	—
Dismissed	(22)
Balance at June 30, 2009	—
Filed	—
Resolved	—
Balance at September 30, 2009	—

In the second quarter 2009, plaintiffs’ counsel dismissed all twenty-two purported class actions that were filed against DuPont on behalf of consumers who purchased cookware with Teflon® non-stick coating in federal district courts.

In December 2005, a motion was filed by a single named plaintiff in the Superior Court for the Province of Quebec, Canada seeking authorization to institute a class action on behalf of all Quebec consumers who have purchased or used kitchen items, household appliances or food-packaging containing Teflon® or Zonyl® non-stick coatings.  This matter has been inactive since filing. In the third quarter 2009, the Court dismissed the motion.

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

At September 30, 2009, the company has accruals of approximately $14 related to this matter and a receivable of $1.7 for the remaining amount that it expects to be reimbursed by Dow.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage.  DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement.  The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2008	11
Filed	1
Resolved	—
Balance at March 31, 2009	12
Filed	—
Resolved	—
Balance at June 30, 2009	12
Filed	1
Resolved	—
Balance at September 30, 2009	13

At September 30, 2009, there were ten cases pending in Florida state court, involving allegations that Benlate® caused crop damage.  One attorney represents the plaintiffs in 6 out of the 10 cases.  Another attorney represents the plaintiffs in 3 of the 10 cases including 2 cases involving twenty-seven Costa Rican fern growers.  During the second quarter 2006 trial of these 2 cases, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  DuPont believes that the appeal will be resolved in its favor and, therefore, has not established an accrual relating to the judgment.  In the third quarter 2009, a case alleging crop damage was filed for the third time having been dismissed twice before on DuPont’s motion. It has been, and continues to be, the company’s position that the plaintiff does not own the property allegedly damaged.

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

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of September 30, 2009, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 13 cases.   The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant.  At September 30, 2009, the company has accruals of $0.1 related to Benlate®.

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia.  The action also seeks medical monitoring for an undetermined number of residents in the class area.  The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950.  DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation.  The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses based on and included in the total jury award.  In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties’ appeal on the merits. The oral argument was heard on April 7, 2009. The Court recessed on June 25, 2009 without ruling on the appeal and reconvened in September 2009. A decision is expected in due course.  Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont’s appeal to the West Virginia Supreme Court of Appeals.  As of September 30, 2009, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2009, the Condensed Consolidated Balance Sheets included a liability of $396, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of September 30, 2009.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2008 Annual Report.

Note 11.  Derivatives and Other Hedging Instruments

Effective January 1, 2009, the company prospectively implemented the revised requirements for enhancing the disclosures of derivative and hedging instruments to provide users of financial statements with a better understanding of the objectives of a company’s derivative use and the risks managed.

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

Fair Value Hedges

During the quarter ended September 30, 2009, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments which allows the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges.  At September 30, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,150.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. Dollar value of the related foreign currency-denominated revenues. At September 30, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $764.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At September 30, 2009, the company had energy feedstock contracts with gross notional amounts of approximately $307.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The company contracts with independent growers to produce seed inventory.  Under these contracts, growers are compensated with bushel equivalents that are sold to the company for the market price of grain for a period of time.  Derivative instruments, such as commodity futures and options that have a high correlation to the underlying commodity, are used to hedge the commodity price risk involved in compensating growers.

The company utilizes agricultural commodity futures to manage the price volatility of soybean meal.  These derivative instruments have a high correlation to the underlying commodity exposure and are deemed effective in offsetting soybean meal feedstock price risk.

At September 30, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $251.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the periods shown:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Pre-tax	Tax	After- Tax	Pre-tax	Tax	After- Tax

Beginning balance	$(187)	$67	$(120)	$(246)	$88	$(158)
Additions and revaluations of derivatives designated as cash flow hedges	(2)	2	—	(75)	27	(48)

Clearance of hedge results to earnings	36	(14)	22	168	(60)	108

Balance at September 30, 2009	$(153)	$55	$(98)	$(153)	$55	$(98)

Amounts expected to be reclassified into earnings over the next twelve months	$(77)	$28	$(49)	$(77)	$28	$(49)

Hedges of Net Investment in a Foreign Operation

During the quarter ended September 30, 2009, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At September 30, 2009, the company had forward exchange contracts with gross notional amounts of approximately $10,299.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At September 30, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $302.

Contingent Features

During the quarter ended September 30, 2009, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	September 30, 2009		September 30, 2009
Derivatives designated as hedging instruments
Interest rate swaps	$20	(1)	$—
Foreign currency contracts	3	(1)	5	(2)
Energy feedstocks	—		55	(2)
Energy feedstocks	—		54	(3)

Total derivatives designated as hedging instruments	$23		$114

Derivatives not designated as hedging instruments
Foreign currency contracts	60	(1)	140	(2)

Total derivatives not designated as hedging instruments	$60		$140

Total derivatives	$83		$254

(1)	Recorded in accounts and notes receivable, net.

(2)	Recorded in other accrued liabilities.

(3)	Recorded in other liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

Derivatives in Fair	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Value Hedging	Three Months Ended		Three Months Ended
Relationships	September 30, 2009		September 30, 2009
Interest rate swaps	$(7	)(1)	$7	(1)
Total	$(7)		$7

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
Interest rate swaps	$(23	)(1)	$23	(1)
Total	$(23)		$23

(1)	Gain/(loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Foreign currency contracts	$(7)	$(6	)(2)	$—
Agricultural feedstocks	—	2	(3)	—
Energy feedstocks	5	(32	)(3)	—
Total	$(2)	$(36)		$—

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Foreign currency contracts	$(9)	$(27	)(2)	$—
Agricultural feedstocks	(23)	(45	)(3)	(5	)(3)
Energy feedstocks	(43)	(96	)(3)	—
Total	$(75)	$(168)		$(5)

(1)	OCI is defined as other comprehensive income / (loss).

(2)	Loss was reclassified from accumulated other comprehensive income into net sales.

(3)	Gain (loss) was reclassified from accumulated other comprehensive income into cost of goods sold and other operating charges.

Derivatives not Designated in Hedging Instruments

Derivatives Not	Amount of Gain or (Loss) Recognized in Income on Derivative
Designated in Hedging	Three Months Ended		Nine Months Ended
Instruments	September 30, 2009		September 30, 2009
Foreign currency contracts	$(318	)(1)	$(490	)(1)
Agricultural feedstocks	1	(2)	(3	)(2)
Total	$(317)		$(493)

(1)	Loss was recognized in other income, net.

(2)	Gain (loss) was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 12.  Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost/(credit) for pensions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$48	$53	$142	$159
Interest cost	319	323	949	971
Expected return on plan assets	(403)	(486)	(1,200)	(1,457)
Amortization of unrecognized loss	70	14	209	42
Amortization of prior service cost	5	5	14	14

Net periodic benefit cost/(credit)	$39	$(91)	$114	$(271)

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to contribute approximately $300 to its pension plans, other than to the principal U.S. pension plan in 2009.  As of September 30, 2009, contributions of $243 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2009 to total approximately $52.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$7	$7	$23	$21
Interest cost	62	56	184	170
Amortization of unrecognized loss	12	8	37	24
Amortization of prior service benefit	(26)	(26)	(79)	(79)

Net periodic benefit cost	$55	$45	$165	$136

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2008, that it expected to make payments of approximately $330 to its other long-term employee benefit plans in 2009.  Through September 30, 2009, the company has made benefit payments of $236 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2009 to total approximately $95.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 13.  Segment Information

Segment sales include transfers.  Segment pre-tax operating income/(loss) (PTOI) is defined as operating income/(loss) before income taxes, noncontrolling interests, exchange gains/(losses), corporate expenses and net interest.

Three Months Ended September 30,	Agriculture & Nutrition		Coatings & Color Technologies	Electronic & Communication Technologies	Performance Materials		Safety & Protection	Pharmaceuticals	Other	Total (1)

2009
Segment sales	$1,244		$1,470	$919	$1,303		$1,036	$—	$54	$6,026
Less transfers	—		(11)	(24)	(13)		(17)	—	—	(65)

Net sales	1,244		1,459	895	1,290		1,019	—	54	5,961
Pre-tax operating income (loss)	(113)		182	125	230		93	266	(26)	757

2008
Segment sales	$1,303		$1,757	$1,054	$1,708		$1,529	$—	$45	$7,396
Less transfers	—		(14)	(38)	(11)		(30)	—	(6)	(99)

Net sales	1,303		1,743	1,016	1,697		1,499	—	39	7,297
Pre-tax operating income (loss)	(21	)(5)	190	137 (5)	(91	)(5)	251 (5)	260	(44)	682

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Nine Months Ended September 30,	Agriculture & Nutrition		Coatings & Color Technologies		Electronic & Communication Technologies		Performance Materials		Safety & Protection		Pharmaceuticals	Other		Total (1)

2009
Segment sales	$6,919		$4,009		$2,410		$3,332		$3,067		$—	$113		$19,850
Less transfers	—		(31)		(50)		(27)		(43)		—	(9)		(160)

Net sales	6,919		3,978		2,360		3,305		3,024		—	104		19,690
Pre-tax operating income (loss)	1,319	(2)	269	(2), (3)	36	(2), (3)	89	(2), (3), (4)	152	(2), (3)	790	(113	)(2), (3)	2,542

2008
Segment sales	$6,727		$5,269		$3,154		$5,231		$4,477		$—	$129		$24,987
Less transfers	—		(47)		(101)		(34)		(81)		—	(15)		(278)

Net sales	6,727		5,222		3,053		5,197		4,396		—	114		24,709
Pre-tax operating income (loss)	1,269	(5)	627		482	(5)	351	(5)	825	(5)	760	(69	)(6)	4,245

(1)	A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total segment PTOI	$757	$682	$2,542	$4,245
Net exchange gains / (losses), including affiliates	(128)	45	(202)	(139)
Corporate expenses and net interest	(238)	(257)	(728)	(754)
Income before income taxes	$391	$470	$1,612	$3,352

(2)

Includes a $75 net reduction in estimated costs related to the 2008 restructuring program, in the following segments: Agriculture & Nutrition - $(1); Coatings & Color Technologies - $43; Electronic & Communication Technologies - $1; Performance Materials - $28; Safety & Protection - $2; and Other - $2. See Note 5 for additional information.

(3)

Includes a $340 restructuring charge comprised of severance and related benefit costs, asset related charges, and other non-personnel costs, in the following segments: Coatings & Color Technologies - $(70); Electronic & Communication Technologies - $(73); Performance Materials - $(110); Safety & Protection - $(86); and Other - $(1). See Note 5 for additional information.

(4)	Includes a $50 benefit related to a reduction in the reserve for hurricane damage in 2008 for $26, and initial insurance recoveries related to damage from Hurricane Ike in 2008 in the amount of $24.

(5)

Includes a $227 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Agriculture & Nutrition - $(4); Electronic & Communication Technologies - $(2); Performance Materials - $(216); and Safety & Protection - $(5).

(6)	Includes a $51 benefit from a litigation settlement.

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

Results of Operations

Overview

The current quarter’s overall business results continue to reflect global economic conditions considerably weaker than those of the prior year. However, the company’s sales of non-agricultural products increased significantly from second quarter levels. This improving sales trend is expected to continue for the remainder of 2009.  Total company sales of $6.0 billion in the third quarter 2009 were 18 percent lower than 2008, principally reflecting 12 percent lower sales volumes and lower USD selling prices. Continued pricing actions, fixed cost reductions and improved productivity, along with the benefit of lower raw material, energy and freight costs, largely offset the impact on earnings from lower sales.  Net income attributable to DuPont increased 11 percent versus third quarter 2008 to $409 million. Third quarter 2008 net income of $367 million included a $146 million after-tax hurricane-related charge. The company continues to focus on cash generation via reductions in cost, working capital, and capital expenditures.  Programs to support future growth of the company, targeted toward agricultural products, photovoltaics and applied bio-sciences, remain a strategic priority and continue to be funded at appropriate levels.

Net Sales

Net sales for the third quarter 2009 were $6.0 billion versus $7.3 billion in the prior year, down 18 percent, reflecting 12 percent lower sales volume, a 2 percent decrease in local selling prices, a 3 percent reduction from currency exchange and a 1 percent net reduction from portfolio changes.  Lower local selling prices principally reflect pass-through of lower raw material costs, partly offset by higher prices for seeds and other value-in-use products. While year-over-year volume declines narrowed from those of second quarter, weakness in global industrial production continued to have a negative impact on the company’s sales volumes in all regions. Sales volumes were lower across all operating segments with volumes declining 11 percent outside the United States and 15 percent in the United States.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended
	September 30, 2009		Percent Change Due to:
	2009 Net Sales ($ Billions)	Percent Change vs. 2008	Local Price	Currency Effect	Volume	Portfolio

U.S.	$1.9	(21)	(4)	—	(15)	(2)
Europe, Middle East & Africa	1.6	(27)	(1)	(8)	(18)	—
Asia Pacific	1.4	(5)	(3)	—	(2)	—
Canada & Latin America	1.1	(14)	1	(5)	(9)	(1)

Total Consolidated Sales	$6.0	(18)	(2)	(3)	(12)	(1)

Net sales for the nine months ended September 30, 2009 were $19.7 billion versus $24.7 billion in the prior year, down 20 percent, principally reflecting the lower demand for the company’s products related to industries other than production agriculture. Sales volumes declined 17 percent and sales were further reduced by a net 1 percent impact from portfolio changes.  A 2 percent increase in local selling prices was more than offset by a 4 percent reduction from currency exchange. Higher local selling prices principally reflect higher prices for seeds and other value-in-use products, partly offset by lower prices resulting from pass-through of lower raw material costs. Sales volumes were lower in all regions, particularly for products closely tied to industrial production.  Volumes outside the United States were down 19 percent, while volumes in the United States were 14 percent lower reflecting higher Agriculture & Nutrition volumes that partially offset significantly lower volumes in the other segments.

	Nine Months Ended
	September 30, 2009		Percent Change Due to:
	2009 Net Sales ($ Billions)	Percent Change vs. 2008	Local Price	Currency Effect	Volume	Portfolio

U.S.	$7.9	(13)	3	—	(14)	(2)
Europe, Middle East & Africa	5.4	(31)	1	(10)	(22)	—
Asia Pacific	3.6	(17)	—	(1)	(16)	—
Canada & Latin America	2.8	(18)	5	(8)	(14)	(1)

Total Consolidated Sales	$19.7	(20)	2	(4)	(17)	(1)

Other Income, Net

Third quarter 2009 other income, net, totaled $195 million as compared to $420 million in the prior year, a decrease of $225 million.  The decrease is largely attributable to an increase of $172 million in net pre-tax exchange losses.

For the nine months ended September 30, 2009, other income, net, was $824 million as compared to $1,057 million last year, a decrease of $233 million.  The decrease was primarily attributable to an increase in net pre-tax exchange losses of $85 million and the absence of a $51 million favorable litigation settlement in 2008.

Additional information related to the company’s other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $4.6 billion in the third quarter 2009 versus $5.9 billion in the prior year, a decrease of 23 percent.  COGS as a percent of net sales improved to 76 percent versus 81 percent for the third quarter 2008. Three percentage points of this improvement was due to the absence of a $227 million charge for hurricane-related damages in 2008. The remainder of the improvement reflects the favorable impact of an estimated $460 million decrease in raw material, energy and freight costs, partly offset by the adverse impact of lower operating rates and currency exchange rates.

COGS for the nine months ended September 30, 2009 was $14.8 billion, a decrease of 19 percent versus $18.3 billion in the prior year.  COGS was 75 percent of net sales versus 74 percent of net sales for the prior year. The one percentage point increase principally reflects significantly lower capacity utilization resulting from lower production volumes and an unfavorable currency impact, largely offset by a decrease in raw material, energy and freight unit costs, benefits from hurricane-related insurance proceeds and lower write-offs, and the absence of a prior year $227 million hurricane-related charge.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $770 million for the third quarter 2009 versus $873 million in the prior year. Year-to-date SG&A totaled $2.6 billion versus $2.8 billion in 2008. The decrease in SG&A was primarily due to strict cost controls in response to weak market conditions.  The decrease was partially offset by increased global commissions and selling and marketing investments related to the company’s seed products.  SG&A was 13 percent of net sales for the three and nine month periods ended September 30, 2009.  In 2008, SG&A was 12 percent and 11 percent of net sales for the three and nine month periods, respectively.

Research and Development Expense (R&D)

R&D totaled $335 million and $360 million for the third quarter 2009 and 2008, respectively. For the nine month period ended September 30, 2009, R&D was $1 billion versus $1.1 billion last year.  R&D spend was down for the three and nine month periods versus prior year across all segments, excluding Agriculture & Nutrition, due to strict cost controls.

Interest Expense

Interest expense totaled $100 million in the third quarter 2009 compared to $98 million in 2008. For the nine month period ended September 30, 2009, interest expense increased from $272 million in 2008 to $312 million in 2009. The increase is mainly due to higher average borrowings and higher average rates.

Employee Separation / Asset Related Charges, Net

For the nine months ended September 30, 2009, the company recorded a $340 million restructuring charge comprised of severance and related benefit costs, asset write-offs, and impairment charges, partially offset by a $75 million net reduction in the estimated costs related to the 2008 restructuring program.  The $75 million net reduction in the estimated costs for the 2008 program was primarily due to work force reductions through non-severance programs and redeployments within the company.  The 2009 actions are expected to produce a pre-tax cost savings of about $50 million for the remainder of 2009 and approximately $250 million per year in subsequent years. Additional information related to the company’s 2009 program and reduction to the 2008 program is located in Note 5 to the interim Consolidated Financial Statements.

Provision for Income Taxes

The company’s effective tax rate for the third quarter 2009 was (5.9) percent as compared to 20.9 percent in 2008.  The lower effective tax rate in 2009 versus 2008 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

The company’s effective tax rate for year-to-date 2009 was 17.9 percent as compared to 21.1 percent in 2008.  The lower effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. See Note 6 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont

Net income attributable to DuPont (“earnings”) for the third quarter of 2009 was $409 million versus $367 million in the third quarter 2008, an 11 percent increase. The increase in earnings principally results from the absence of a $146 million charge associated with hurricane-related damage in 2008, benefits from fixed cost reductions, productivity improvement and lower raw material, energy and freight costs,  partially offset by lower sales volume, unfavorable currency impacts, and higher pension costs.

For the nine months ended September 30, 2009, earnings were $1.3 billion, compared to $2.6 billion in the prior year, a 50 percent decrease. The decrease in earnings principally results from lower sales volume, unfavorable currency impacts, higher pension costs and net restructuring charges of $174 million.  Partly offsetting these factors were the benefit of higher selling prices, lower raw material, energy and freight costs, fixed cost reductions, and the absence of a $146 million charge associated with hurricane-related damage in 2008.

Corporate Outlook

The company revised its full-year 2009 earnings outlook to a range of $1.80 to $1.90 per share.  The revised outlook includes estimated full-year earnings impact of approximately $.15 per share related to the 2009 restructuring charge, reduction in estimated costs associated with the 2008 restructuring program and the reserve for hurricane damage, and initial insurance recoveries related to damage sustained from Hurricane Ike in 2008.  The outlook anticipates improving demand across key markets for the remainder of 2009.  The company expects lower raw material costs and currency exchange rates will be a benefit to earnings in the fourth quarter versus the prior year.  Aggressive actions to reduce costs and capital expenditures will continue as the company maintains an appropriate level of investment for high-growth, high-margin businesses.

Accounting Standards Issued Not Yet Adopted

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews

Effective October 1, 2009, the company has redefined its external reporting to the following aggregated segments: Agriculture & Nutrition, Electronics & Communications, Performance Coatings, Performance Materials, Safety & Protection, Performance Chemicals and Pharmaceuticals.  The company will begin reporting under the redefined structure in its 2009 Annual Report on Form 10-K.

Summarized below are comments on individual segment sales and pre-tax operating income/loss (PTOI) for the three- and nine-month periods ended September 30, 2009 compared with the same period in 2008.  Segment sales include transfers.  Segment PTOI is defined as operating income/loss before income taxes, noncontrolling interests, exchange gains/losses, corporate expenses and net interest.

As described in Note 5 to the Consolidated Financial Statements, the company initiated a global restructuring program during the second quarter 2009 to reduce costs and improve profitability across its businesses.  The program charge reduced year-to-date 2009 segment PTOI as follows:  Coatings & Color Technologies - $70 million; Electronic & Communication Technologies - $73 million; Performance Materials - $110 million; Safety & Protection - $86 million; and Other - $1 million.  In addition, the company recorded a $75 million net reduction in the estimated costs associated with the 2008 program.  The $75 million net reduction impacted segment earnings for the nine-months ended September 30, 2009 as follows: Agriculture & Nutrition - $(1) million; Coatings & Color Technologies - $43 million; Electronic & Communication Technologies - $1 million; Performance Materials - $28 million; Safety & Protection - $2 million; and Other - $2 million.

Agriculture & Nutrition — Third quarter 2009 sales of $1.2 billion were 5 percent lower, reflecting 1 percent lower USD selling prices, and a 4 percent decline in volume.  The decrease in USD selling prices reflect significantly higher local selling prices for seed products, partially offset by unfavorable currency impacts, mainly in Europe and Latin America.  The volume decline was from lower demand for corn in Brazil and canola in Europe on decreased planted area, lower sales of crop protection products primarily due to unfavorable weather conditions in key agricultural markets, and lower overall sales of food and nutrition products due to changes in product mix and the impact of the global economic environment.  The volume decline was partially offset by higher soybean seed sales in Brazil on increased planted area, and higher sales of corn and soybeans in North America from strong in-season sales.  PTOI for the third quarter was a loss of $113 million, compared to a loss of $21 million in the third quarter 2008, primarily due to lower sales, and the absence of a $49 million net gain from mark-to-market valuation of open soybean contracts in 2008.

Year-to-date sales were $6.9 billion, a 3 percent increase versus the prior year, reflecting 5 percent higher USD selling prices, partially offset by a 2 percent decrease in volume.  The higher USD selling prices are due to higher local selling prices for seed products, partially offset by unfavorable currency impacts across all regions.  The decrease in volume was primarily due to lower sales of crop protection products and food and nutrition products, partially offset by higher corn and soybean seed sales in North America.  Year-to-date PTOI for 2009 was $1.3 billion, up 4 percent versus the same period last year, principally due to the higher sales and higher value product mix, partially offset by unfavorable currency impacts globally.

On May 4, 2009, Monsanto Company (Monsanto) filed a lawsuit against the company in federal court claiming  that Pioneer Hi-Bred International, Inc. (Pioneer), a wholly owned subsidiary of the company, is violating its Roundup Ready® license agreements by stacking its Optimum® GAT® herbicide tolerance trait with Monsanto’s Roundup Ready® herbicide tolerance trait. Monsanto also alleges that sales of Pioneer stacked seeds would infringe a Monsanto patent that expires in 2014. Monsanto seeks declaratory relief, unspecified damages and a permanent injunction to prevent sales of Optimum® GAT®/ Roundup Ready® seeds. The company has filed an answer and counterclaims, including patent misuse and antitrust claims, in response to the lawsuit. Management believes that the lawsuit is unlikely to adversely affect the company’s commercial results for soybean and corn seed.

Coatings & Color Technologies — Third quarter 2009 sales of $1.5 billion were down 16 percent, reflecting 13 percent decrease in volume and 3 percent lower USD selling prices.  The decline in volume reflects decreased demand for industrial, refinish and titanium dioxide products due to the current economic downturn, and lower sales of products to motor vehicle original equipment manufacturers (OEMs) due to fewer motor vehicle and industrial truck builds.  The lower USD selling prices reflect unfavorable currency impacts, partially offset by higher local selling prices of coatings products.  Third quarter 2009 PTOI was $182 million, compared to $190 million in the third quarter 2008.  The decrease in PTOI was mainly due to effect of lower volumes, partially offset by lower raw material, energy and freight costs and lower fixed costs.

Year-to-date 2009 sales were $4 billion, down 24 percent from the same period last year, reflecting 21 percent decline in volume and 3 percent lower USD selling prices.  The decline in volume reflects the impact of fewer motor vehicle and industrial truck builds in sales to motor vehicle OEMs, and lower sales of industrial, refinish and titanium dioxide products in all regions.  Year-to-date PTOI was $269 million as compared to $627 million during the same period last year.  The decline in PTOI primarily reflects the impact of lower volumes, charges associated with low capacity utilization of production units and the $70 million restructuring charge recorded in the second quarter of 2009, partially offset by lower fixed costs and the $43 million reduction in estimated costs associated with the 2008 restructuring program.

Electronic & Communication Technologies — Sales in the third quarter of $919 million decreased 13 percent, reflecting a 10 percent decline in volume and 3 percent lower USD selling prices.  The decreased volume is primarily related to the residual effect of the global economic downturn which affected demand for products across all markets, partially offset by higher sales in Asia Pacific.  The lower USD selling prices were mainly driven by unfavorable currency impacts, and lower local selling prices for some products due to contractual pass-through of lower precious metal prices.  Third quarter 2009 PTOI of $125 million, compared to $137 million in the third quarter 2008 was driven by lower sales, partially offset by lower raw material, energy and freight costs and lower fixed costs.

Year-to-date sales of $2.4 billion were down 24 percent, reflecting 3 percent lower USD selling prices and a 21 percent decline in volume.  The lower volumes reflect the effect of the global economic recession which impacted sales for products across all key markets, and the effect of unseasonably cooler weather patterns in North America and Europe which significantly reduced sales of refrigerants.   Year-to-date PTOI was $36 million compared to $482 million in prior year.  The decline in PTOI was driven by decreased sales, charges associated with low capacity utilization of production units, and the impact of the 2009 restructuring charge.

Performance Materials — Third quarter sales of $1.3 billion were down 24 percent, reflecting a 14 percent decline in volume, 8 percent lower USD selling prices, and a 2 percent decrease related to portfolio changes. Volume declines were mostly due to the impact of the current economic environment which occurred in all major regions and market segments.  The lower USD selling prices primarily reflect unfavorable currency impacts in Europe and a significantly weaker product sales mix driven by the economic downturn.  Third quarter 2009 PTOI was $230 million, compared to a loss of $91 million in the third quarter 2008.  The earnings improvement was primarily due to the absence of a $216 million hurricane-related charge in 2008, lower raw material, energy and freight costs and lower fixed costs, and insurance recovery proceeds of $24 million related to the 2008 hurricanes, partially offset by the effect of lower sales.

Year-to-date sales were $3.3 billion versus $5.2 billion in the prior year.  The 36 percent decrease in sales reflects 6 percent lower USD prices, 27 percent decrease in volume, and a 3 percent reduction related to portfolio changes.  The lower USD selling prices were a combination of significantly weaker product sales mix and unfavorable currency impacts. The decrease in volume mainly reflects the effect of the global economic recession.  Year-to-date PTOI of $89 million compared to $351 million in prior year.  The decline in PTOI was driven by decreased sales, charges associated with low capacity utilization of production units, and the impact of the $110 million restructuring charge, partially offset by lower raw material, energy and freight costs and lower fixed costs, the absence of a $216 million hurricane-related charge in 2008, and proceeds from hurricane-related insurance recoveries of $56 million.  The company continues to aggressively pursue additional insurance recoveries and expects to receive in the range of $50 - $100 million over the next six to nine months.

Safety & Protection — Sales in the third quarter of $1.0 billion decreased 32 percent, reflecting a 22 percent decline in volume and 10 percent lower USD selling prices.  The lower volume reflects the impact of the global economic downturn which continued to affect demand for products in industrial, military, and residential construction markets.  The lower USD selling prices were mainly driven by unfavorable currency impacts and lower local selling prices for some industrial chemicals products due to contractual pass-through of raw material price declines. Third quarter 2009 PTOI of $93 million compared to $251 million in the third quarter 2008, primarily due to the impact of lower sales, charges associated with low capacity utilization of production units and the impact of a $26 million charge related to impairment of long-lived assets, partially offset by lower raw material costs and lower fixed costs.

Year-to-date sales of $3.1 billion were 32 percent lower than last year, due to 8 percent lower USD selling prices and a 24 percent decline in volume.  The lower volume reflects decreased demand for products across all markets and regions reflecting the impact of the current economic downturn.  The lower USD selling prices were mainly due to lower local selling prices for some industrial chemicals products due to contractual pass-through of raw material price declines. Year-to-date PTOI was $152 million compared to

$825 million in the prior year.  The decrease in earnings was primarily due to the impact of lower volumes, charges associated with low capacity utilization of production units, and the impact of an $86 million restructuring charge.

Pharmaceuticals — Third quarter PTOI was $266 million compared to $260 million in the third quarter 2008.  Year-to-date 2009 PTOI was $790 million compared to $760 million in the prior year.

Other — The company includes embryonic businesses not included in growth platforms, such as Applied Biosciences and nonaligned businesses in Other.  Sales in the third quarter of $54 million increased 20 percent from the third quarter 2008 due to higher sales from the Applied BioSciences business. Third quarter PTOI was a loss of $26 million, compared to a loss of $44 million in the third quarter 2008, due to higher sales.

Year-to-date sales of $113 million were lower as compared to $129 million in 2008 due to the absence of sales of a discontinued business.  Year-to-date pre-tax operating loss of $113 million compared to pre-tax operating loss of $69 million in 2008.  The pre-tax loss for 2008 included a benefit of $51 million from a litigation settlement.

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.  Cash and cash equivalents and marketable securities balances of $3.2 billion as of September 30, 2009, provide primary liquidity to support all short-term obligations.  The company has access to approximately $2.8 billion in credit lines with several major financial institutions, as additional support to meet short term liquidity needs.  These credit lines are primarily multi-year facilities.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.

Cash provided by operating activities was $923 million for the nine months ended September 30, 2009 compared to $494 million during the same period ended in 2008.  The $429 million increase is primarily due to reductions in working capital, driven by decreases in inventory levels, partially offset by lower earnings.

Cash used for investing activities was $2.6 billion for the nine months ended September 30, 2009 compared to $1.7 billion for the same period last year.  The increase was mainly due to increased investments in short-term financial instruments and higher payments for forward exchange contract settlements, partially offset by lower capital expenditures. Purchases of property, plant and equipment (PP&E) for the nine months ended September 30, 2009 totaled $990 million, a reduction of $416 million compared to the prior year.

Cash provided by financing activities was $275 million for the nine months ended September 30, 2009 compared to $1.9 billion in the prior year.  The reduction was primarily due to a decrease in the net proceeds from borrowings.

Dividends paid to shareholders during the nine months ended September 30, 2009 totaled $1.1 billion, including the third quarter 2009 dividend declared on July 28, 2009.  In October 2009, the company’s Board of Directors declared a fourth quarter common stock dividend of $0.41 per share.  The fourth quarter dividend was the company’s 421st consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $3.2 billion at September 30, 2009, a decrease of $0.5 billion from $3.7 billion at December 31, 2008.  The reduction was due to funding working capital, capital projects and dividend needs.

Debt

Total debt at September 30, 2009 was $11.1 billion, an increase of $1.4 billion from the $9.7 billion at December 31, 2008.  The proceeds from the increased borrowings along with earnings and cash were primarily used to fund normal seasonal working capital needs, principally in the Agriculture & Nutrition segment as well as capital projects and dividends.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others, Certain Derivative Instruments, and Master Operating Leases, see pages 36 - 37 of the company’s 2008 Annual Report, and Note 10 to the interim Consolidated Financial Statements.

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

DuPont introduced in late 2006, EchelonTM technology which reduces the PFOA content 99 percent in aqueous fluoropolymer dispersion products. DuPont has converted customers representing over 95 percent of the sales volume for these product lines to newly formulated Echelon TM technology.

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

In the first quarter 2008, DuPont introduced its next generation fluorotelomer products. The products are marketed as DuPont™ Capstone™ products for use in home furnishings, stone and tile, fire fighting foam, fluorosurfactants, textiles and leather goods. The U.S. Food and Drug Administration (FDA) has authorized two new DuPont grease and oil repellents for use in paper packaging. Additional products will be introduced for paper packaging and other end use markets pending appropriate regulatory approvals.

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

As of September 30, 2009, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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

Environmental Proceedings

Belle Plant, Charleston, West Virginia

In September 2008, the U. S. Environmental Protection Agency (EPA) for Region III and the West Virginia Department of Environmental Protection (WVDEP) conducted an inspection of the Belle Plant under the Resource Conservation and Recovery Act (RCRA). In late second quarter 2009, DuPont received a notice of noncompliance from the EPA primarily related to documentation, inspection and container management requirements for the handling and storage of hazardous waste.  In the third quarter 2009, DuPont and EPA agreed to settle the matter in a Consent and Final Order under which DuPont must pay a penalty of $111,000.00.

Chambers Works Plant, Deepwater, New Jersey

In September 2009, the New Jersey Department of Environmental Protection (NJDEP) notified DuPont that it was seeking administrative penalties for past violations of the New Jersey Air Regulations governing Leak Detection and Reporting (LDAR) at the Chambers Works facility. These violations were self-reported by the company in March 2009.  NJDEP is seeking $444,000.00 in administrative penalties for alleged violations during calendar year 2006.  DuPont plans to appeal the basis of the penalty assessment.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no purchases of the company’s common stock during the three months ended September 30, 2009.

Item 6.  EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 26, 2009

By:	/s/Jeffrey L. Keefer

Jeffrey L. Keefer
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last amended effective March 4, 2009 (incorporated by reference to Exhibit 3.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.8*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

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

10.14*

Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.15 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.15*

Consulting Agreement effective September 30, 2009 between the company and R.R. Goodmanson (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K filed on September 29, 2009).

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