Form 10-K
period 2009-12-31
DUPONT E I DE NEMOURS & CO
filed 2010-02-17
CIK 30554

2009

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2009, was approximately $23.1 billion.

        As of January 31, 2010, 903,838,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 28, 2010	III

[This page intentionally left blank]

E. I. du Pont de Nemours and Company

Form 10-K

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2010 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and innovation across a range of disciplines, including agriculture and industrial biotechnology, chemistry, biology, materials science and manufacturing. The company operates globally and offers a wide range of innovative products and services for markets including agriculture and food, building and construction, electronics and communications, general industrial, and transportation. Total worldwide employment at December 31, 2009, was approximately 58,000 people.

During the fourth quarter of 2009, the company consolidated its 23 businesses and six reportable segments into 13 businesses, aggregated into 7 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture & Nutrition, Electronics & Communications, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection, and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences, and nonaligned businesses in Other.

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

The company's wholly-owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), operates in the seed industry and has seed production facilities located throughout the world. Seed production is performed directly by the company or contracted with independent growers and conditioners. The company's ability to produce seeds primarily depends upon weather conditions and availability of reliable contract growers.

The major commodities, raw materials and supplies for the company's reportable segments in 2009 include the following:

Agriculture & Nutrition:

  benzene and carbamic acid related intermediates; copper; insect control products; natural gas; soybeans; soy flake; soy lecithin; sulfonamides; corn and soybean seeds

Part I

ITEM 1.  BUSINESS, continued

Electronics & Communications:

  block co-polymers; copper; hydroxylamine; oxydianiline; polyester film; precious metals; pyromellitic dianhydride

Performance Chemicals:

  ammonia; benzene; chlorine; chloroform; fluorspar; hydrofluoric acid; industrial gases; methanol; natural gas; perchloroethylene; sulfur; titanium ore

Performance Coatings:

  isocyanates; pigments; resins; solvents

Performance Materials:

  acrylic monomers; adipic acid; butadiene; butanediol; dimethyl terephthalate; ethane; fiberglass; hexamethylenediamine; methanol; natural gas; purified terephthalic acid

Safety & Protection:

  alumina hydroxide; benzene; high density polyethylene; isophthaloyl chloride; metaphenylenediamine; methyl methacrylate; paraphenylenediamine; polyester fiber; terephthaloyl chloride; wood pulp

No commodities or raw materials are purchased for the Pharmaceutical segment. This segment receives net proceeds and royalties from licensing arrangements for Cozaar® and Hyzaar® antihypertensive drugs, which are manufactured and distributed by Merck Sharp & Dohme Corp., a subsidiary of Merck & Co., Inc. (Merck).

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

In November 2005, DuPont contracted with Convergys Corporation (Convergys) to provide the company with global human resources transactional services including employee development, workforce planning, compensation management, benefits administration and payroll. In December 2009, the global agreement with Convergys was renegotiated and under the new terms of the agreement, Convergys will provide the company with human resource transactional services for the U.S. and Puerto Rico through 2012.

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

Intellectual Property

DuPont believes that its intellectual property estate provides it with an important competitive advantage. It has an established global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from this estate.

The company has a large portfolio of and is licensed under various patents. These definite-lived patents cover many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. DuPont owns approximately 18,000 worldwide patents and approximately 17,000 worldwide patent applications. In 2009, the company was granted about 600 U.S. patents and about 1,350 international patents. The

Part I

ITEM 1.  BUSINESS, continued

decrease in the number of worldwide patents from about 21,000 in 2008 to about 18,000 in 2009 is primarily from decisions made by the company as part of its improved patent maintenance review process. DuPont's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment. For a discussion of the importance of patents to Pharmaceuticals, see the segment discussion on page 34 of this report.

The environment in which Pioneer competes has been characterized by the use among competitors of new patents, patent positions and patent lawsuits to gain advantage in commercial markets. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, will continue to be important to Pioneer and its competitors. Pioneer has a large collection of patents related to biotechnology and germplasm and also licenses technology from others. Pioneer will continue to address the dynamic environment in which it competes through a variety of means that includes protecting and enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms. During 2007, Pioneer entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company. Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests. See the Contractual Obligations table on page 39 for more information.

The company has more than 200 unique trademarks for its products and services and approximately 19,000 worldwide registrations and applications for these trademarks. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPont™ (the "DuPont Brand Trademarks"); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers and dispersions; Corian® surfaces; Kevlar® high strength material; Nomex® thermal resistant material and Tyvek® protective material. The company actively pursues licensing opportunities for selected trademarks at the retail level.

Seasonality

Sales of the company's products in the Agriculture & Nutrition segment are affected by seasonal cropping and weather patterns. Sales and earnings performance in the Agriculture & Nutrition segment is strongest in the first half of the year. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its business, Agriculture & Nutrition's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture & Nutrition segment are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

In general, businesses in the remaining segments are not significantly affected by seasonal factors.

Marketing

With the exception of Pioneer® brand seeds and Solae® soy proteins, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. Pioneer® brand products are promoted through multiple marketing channels in North America. In the corn and soybean markets of the U.S. Corn Belt, products are sold through a specialized force of independent sales representatives. In other North American markets, Pioneer® products are marketed through distributors and crop input retailers. Pioneer® products outside of North America are marketed through a network of subsidiaries, joint ventures and independent producer-distributors. Similarly, Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. Solae® isolated and functional soy proteins are marketed using a combination of outside distributors, joint ventures and direct sales.

Major Customers

The company's sales are not materially dependent on a single customer or small group of customers. However, collectively, Performance Coatings and Performance Materials have several large customers, primarily in the motor

Part I

ITEM 1.  BUSINESS, continued

vehicle original equipment manufacturer (OEM) industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segments' operating results.

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

Pioneer sells advanced plant genetics, principally for the global production of corn and soybeans and thus directly competes with other seed and plant biotechnology companies. The Nutrition & Health business also provides food safety equipment and soy-based food ingredients in competition with other major grain and food processors.

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

Other major research locations in the U.S. include Mt. Clemens in Mt. Clemens, Michigan, dedicated to coatings research; Pioneer research facilities in Johnston, Iowa; The Solae Company facilities in St. Louis, Missouri; polymer research facilities in Richmond, Virginia, and Parkersburg, West Virginia; and electronic technology research facilities in Research Triangle Park, North Carolina, Towanda, Pennsylvania, and Santa Barbara, California.

DuPont, reflecting the company's global interests, also operates additional research and development facilities at locations outside the U.S., with major facilities located in Sao Paulo, Brazil; Kingston, Canada; Shanghai, China; Meyrin, Switzerland; Seoul, Korea; Wuppertal, Germany; Hyderabad, India; and Utsunomiya, Japan.

The objectives of the company's research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. Recently, the company has broadened its sustainability commitments beyond environmental footprint reduction to include market-driven targets for research and development investment. The company is expanding its offerings addressing safety, environment, energy and climate challenges in the global marketplace by developing and commercializing renewable, bio-based materials; advanced biofuels; energy-efficient technologies; enhanced safety and protection products; and alternative energy products and technologies. The goals are tied directly to business growth, including increasing food production, increasing renewable sources for energy and raw materials, and providing greater safety and protection for life, assets, and the environment.

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy. All research and development activities are administered by senior research and development management to ensure consistency with the business and corporate strategy. The future of the company is not dependent upon the outcome of any single research program.

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 20 of this report.

Part I

ITEM 1.  BUSINESS, continued

Facility Security

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations on page 45 for a discussion of facility security.

Environmental Matters

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on page 12, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24, 41–45 and (3) Notes 1 and 20 to the Consolidated Financial Statements.

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

The public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the company's website at http://www.dupont.com by clicking on the tab labeled "Investor Center" and then on "SEC filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

The company's operations could be affected by various risks, many of which are beyond its control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Price increases for energy and raw materials could have a significant impact on the company's ability to sustain and grow earnings.

The company's manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil and natural gas and raw materials affect the company's operating results from period to period. Legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, the company enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. The company takes actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company's financial results.

Part I

ITEM 1A.  RISK FACTORS, continued

Failure to develop and market new products could impact the company's competitive position and have an adverse effect on the company's financial results.

The company's operating results are largely dependent on its ability to renew its pipeline of new products and services and to bring those products and services to market. The company plans to grow earnings by focusing on emerging markets and solutions to meet increasing demand for food productivity, decrease dependency on fossil fuels and protect people, assets and the environment. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Sales of the company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The company's results of operations could be adversely affected by litigation and other commitments and contingencies.

The company faces risks arising from various unasserted and asserted litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. The company also has noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Various factors or developments can lead to changes in current estimates of liabilities such as a final adverse judgment, significant settlement or changes in applicable law. A future adverse ruling or unfavorable development could result in future charges that could have a material adverse effect on the company. An adverse outcome in any one or more of these matters could be material to the company's financial results.

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

As a result of the company's current and past operations, including operations related to divested businesses, the company could incur significant environmental liabilities.

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

The company's ability to generate sales from genetically modified products, particularly seeds and other agricultural products, could be adversely affected by market acceptance, government policies, rules or regulations and competition.

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those

Part I

ITEM 1A.  RISK FACTORS, continued

products on customer acres. Demand for these products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds.

The company competes with major global companies that have strong intellectual property estates supporting the use of biotechnology to enhance products, particularly in the agricultural products and production markets. Speed in discovering and protecting new technologies and bringing products based on them to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the company's existing or candidate products to become less competitive, adversely affecting sales.

Changes in government policies and laws could adversely affect the company's financial results.

Sales outside the U.S. constitute approximately 60 percent of the company's 2009 revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in emerging markets. Sales from emerging markets represent approximately 30 percent of the company's revenue in 2009 and the company's growth plans include focusing on expanding its presence in emerging markets. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Economic factors, including inflation, deflation and fluctuations in currency exchange rates, interest rates and commodity prices could affect the company's financial results.

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

Conditions in the global economy and global capital markets may adversely affect the company's results of operations, financial condition, and cash flows.

The company's business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that could affect the global economy. The company's customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to the company. Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company's results. Future weakness in the global economy could adversely affect the company's results of operations, financial condition and cash flows in future periods.

Business disruptions could seriously impact the company's future revenue and financial condition and increase costs and expenses.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could seriously harm the company's operations as well as the operations of its customers and suppliers. Although it is impossible to predict the occurrences or consequences

Part I

ITEM 1A.  RISK FACTORS, continued

of any such events, they could result in reduced demand for the company's products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, and create delays and inefficiencies in the supply chain. The company actively manages the risks within its control that could cause business disruptions to mitigate any potential impact from business disruptions regardless of cause including acts of terrorism or war, and natural disasters. Despite these efforts, the impact from business disruptions could significantly increase the cost of doing business or otherwise adversely impact the company's financial performance.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

Part I

ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.

Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 11, 20 and 25 to the Consolidated Financial Statements.

The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 sites in total. The more significant sites are listed by their applicable segment(s) as set forth below:

Agriculture & Nutrition
Asia Pacific	Shanghai, China; Savli, India
Europe	Ieper, Belgium; Aarhus, Denmark; Cernay, France; Szarvas, Hungary; Asturias, Spain
Latin America	Camacari, Brazil; Esteio, Brazil; Lerma, Mexico
U.S.	Mobile, AL; Valdosta, GA; Johnston, IA; El Paso, IL; Pryor, OK; Manati, Puerto Rico; Memphis, TN; La Porte, TX
Electronics & Communications
Asia Pacific	Dongguan, China; Shenzhen, China; Hsinchu, Taiwan; Taoyuan, Taiwan
Europe	Neu Isenburg, Germany; Luxembourg; Bristol, UK; East Kilbride, UK; Ruabon, UK
U.S.	Santa Barbara, CA; Fort Madison, IA; Research Triangle Park, NC; Parlin, NJ; Rochester, NY; Circleville, OH; Dayton, OH; Towanda, PA; Manati, Puerto Rico; Bayport, TX; Logan, UT
Performance Chemicals
Asia Pacific	Changshu, China; Shenzhen, China; Madurai, India; Chiba, Japan; Shimizu, Japan; Kuan Yin, Taiwan
Europe	Mechelen, Belgium; Villers-St. Paul, France; Dordrecht, The Netherlands; Sudbury, UK
Latin America	Altamira, Mexico
U.S.	El Dorado, AR; Edge Moor, DE; Red Lion, DE; Starke, FL; Louisville, KY; Wurtland, KY; Burnside, LA; La Place, LA; De Lisle, MS; Pascagoula, MS; Fayetteville, NC; Deepwater, NJ; Linden, NJ; Parlin, NJ; Buffalo, NY; Niagara Falls, NY; Circleville, OH; Fort Hill, OH; Towanda, PA; Memphis, TN; New Johnsonville, TN; Baytown, TX; Beaumont, TX; Corpus Christi, TX; El Paso, TX; La Porte, TX; James River, VA; Belle, WV; Parkersburg, WV
Performance Coatings
Asia Pacific	Changchun, China; Jiading, China
Europe	Mechelen, Belgium; Wuppertal, Germany
Latin America	Sao Paulo, Brazil
U.S.	Mount Clemens, MI; Houston, TX; Front Royal, VA
Performance Materials
Asia Pacific	Shenzhen, China; Wuxi, China; Savli, India; Chiba, Japan; Gifu, Japan; Ibaraki, Japan; Otake, Japan; Utsunomiya, Japan; Ulsan, Korea; Singapore
Europe	Antwerp, Belgium; Mechelen, Belgium; Uentrop, Germany; Luxembourg; Dordrecht, The Netherlands
Latin America	Berazategui, Argentina
U.S.	Newark, DE; La Place, LA; Fayetteville, NC; Deepwater, NJ; Ashland, OH; Circleville, OH; Charleston, SC; Florence, SC; Chattanooga, TN; Beaumont, TX; La Porte, TX; Orange, TX; Victoria, TX; Hopewell, VA; Richmond, VA; Parkersburg, WV

Part I

ITEM 2.  PROPERTIES, continued

Safety & Protection
Asia Pacific	Guangzhou, China; Ulsan, Korea
Canada	Thetford Mines, Canada
Europe	Luxembourg; Asturias, Spain
U.S.	Leawood, KS; Parsippany, NJ; Buffalo, NY; Old Hickory, TN; Richmond, VA

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 70, 78, and 83 percent in 2009, 2008 and 2007, respectively. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I

ITEM 3.  LEGAL PROCEEDINGS

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 20 to the Consolidated Financial Statements under the heading PFOA.

Environmental Proceedings

Chambers Works Plant, Deepwater, New Jersey

In September 2009, the New Jersey Department of Environmental Protection (NJDEP) notified DuPont that it was seeking administrative penalties for past violations of the New Jersey Air Regulations governing Leak Detection and Reporting (LDAR) at the Chambers Works facility. These violations were self-reported by the company in March 2009. NJDEP is seeking $444,000.00 in administrative penalties for alleged violations during calendar year 2006. In fourth quarter 2009, DuPont filed its appeal regarding the basis of the penalty assessment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The following is a list, as of February 17, 2010, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	54	2006
Other Executive Officers:
James C. Borel	54	2004
Executive Vice President
Thomas M. Connelly, Jr	57	2000
Executive Vice President and Chief Innovation Officer
Nicholas C. Fanandakis	53	2009
Senior Vice President and Chief Financial Officer
W. Donald Johnson	62	2008
Senior Vice President – DuPont Human Resources
Jeffrey L. Keefer	57	2006
Executive Vice President
Thomas L. Sager	59	2008
Senior Vice President and General Counsel
Mark P. Vergnano	52	2009
Executive Vice President

The company's Executive Officers are elected or appointed for the ensuing year or for an indefinite term and until their successors are elected or appointed.

Part I

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, continued

Ellen J. Kullman joined DuPont in 1988 as marketing manager and progressed through various roles as global business director and was named Vice President and General Manager of White Pigment & Mineral Products in 1995. In 2000, Mrs. Kullman was named Group Vice President and General Manager of several businesses and new business development. She became Group Vice President – DuPont Safety & Protection in 2002. In June 2006, Mrs. Kullman was named Executive Vice President and assumed leadership of Marketing & Sales along with Safety and Sustainability. She was appointed President on October 1, 2008 and became Chief Executive Officer on January 1, 2009. On December 31, 2009, she became Chair of the Board of Directors.

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed Vice President and General Manager – DuPont Crop Protection later that year. In January 2004, he was named Senior Vice President – DuPont Global Human Resources. He became Group Vice President in 2008 and was named Executive Vice President with responsibility for DuPont Crop Protection and Pioneer in October 2009.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as Vice President and General Manager – DuPont Fluoroproducts from 1999 until September 2000, when he was named Senior Vice President and Chief Science and Technology Officer. In June 2006, Mr. Connelly was named Executive Vice President and Chief Innovation Officer. In October 2009, he added responsibility for DuPont Performance Polymers, Packaging & Industrial Polymers, Applied BioSciences, Nutrition & Health as well as integrated operations.

Nicholas C. Fanandakis joined DuPont in 1979 as an accounting and business analyst. Since then, Mr. Fanandakis served in a variety of plant, marketing, and product management and business director roles. Mr. Fanandakis served as Vice President and General Manager – DuPont Chemical Solutions Enterprise from 2003 until February 2007 when he was named Vice President – Corporate Plans. In January 2008 Mr. Fanandakis was named Group Vice President – DuPont Applied BioSciences. In November 2009, he was named Senior Vice President and Chief Financial Officer.

W. Donald Johnson joined DuPont in 1974 and has held a variety of technical and manufacturing assignments in fibers. In 1997 he was appointed Vice President and General Manager – DuPont Advanced Fiber Systems and DuPont Nylon and in 1999 he became the Group Vice President for Nylon Worldwide. From 2001 until 2006 when he was transferred to Japan, he had responsibilities for DuPont operations and engineering. He was named to Senior Vice President – DuPont Human Resources in February 2008.

Jeffrey L. Keefer joined DuPont in 1976 as a financial analyst in corporate finance. In 1982, he accepted a field sales assignment and was appointed customer service manager in 1985. He advanced through various sales and management assignments and in February 1999 he was named Vice President and General Manager – DuPont Titanium Technologies. In January 2004, he was named Group Vice President – DuPont Performance Materials. From June 2006 through October 2009, he served as Executive Vice President – DuPont Finance and Chief Financial Officer. In November 2009, he became responsible for the Performance Coatings business, corporate strategy and development, information technology and overall cost and working capital productivity programs.

Thomas L. Sager joined DuPont in 1976 as an attorney in the labor and security group. In 1998 he was named Chief Litigation Counsel and assumed oversight responsibility for all company litigation matters. He was named Vice President and Assistant General Counsel in 1999. In July 2008, he was appointed Senior Vice President and General Counsel.

Mark P. Vergnano joined DuPont in 1980 as a process engineer. He has had several assignments in manufacturing, technology, marketing, sales and business strategy. He has held assignments in various DuPont locations including Geneva, Switzerland. In February 2003 he was named Vice President and General Manager – Nonwovens and Vice President and General Manager—Surfaces and Building Innovations in October 2005. In June 2006, he was named Group Vice President of DuPont Safety & Protection. In October 2009, Mr. Vergnano was appointed Executive Vice President with responsibility for DuPont Protection Technologies, Building Innovations, Sustainable Solutions, Chemicals & Fluoroproducts, Titanium Technologies and Electronics & Communications. He also leads the company's sustainability, safety, communications, and sales and marketing functions.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 85,000 at January 31, 2010.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2009 and 2008 are shown below.

	Market Prices
2009	High	Low	Per Share Dividend Declared
Fourth Quarter	$35.62	$30.06	$0.41
Third Quarter	34.59	23.91	0.41
Second Quarter	30.23	21.62	0.41
First Quarter	27.98	16.05	0.41
2008
Fourth Quarter	$41.15	$21.32	$0.41
Third Quarter	48.22	39.45	0.41
Second Quarter	52.49	42.36	0.41
First Quarter	48.08	41.26	0.41

Issuer Purchases of Equity Securities

There were no purchases of the company's common stock during the three months ended December 31, 2009.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph

The following graph presents the cumulative five-year total return for the company's common stock compared with the S&P 500 Stock Index and a self-constructed peer group of companies. The peer group companies for the year ended December 31, 2009 are 3M Company; Abbott Laboratories; Air Products & Chemicals, Inc.; Baxter International Inc.; The Boeing Company; Caterpillar Inc.; Eastman Kodak Company; Emerson Electric Co.; Hewlett-Packard Company; Honeywell International Inc.; Ingersoll-Rand Company Limited; Johnson & Johnson; Johnson Controls, Inc.; Kimberly-Clark Corporation; Merck & Co. Inc.; Monsanto Company; Motorola Inc.; The Procter & Gamble Company; and United Technologies Corporation.

Stock Performance Graph

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
DuPont	$100	$89	$106	$99	$59	$84
S&P 500 Index	$100	$105	$121	$128	$81	$102
Peer Group	$100	$108	$128	$151	$111	$133

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2004 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part II

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2009	2008	2007	2006		2005
Summary of operations
Net sales	$26,109	$30,529	$29,378	$27,421		$26,639
Income before income taxes	$2,184	$2,391	$3,743	$3,329		$3,563
Provision for income taxes	$415	$381	$748	$196		$1,470
Net income	$1,769	$2,010	$2,995	$3,133		$2,093
Basic earnings per share of common stock	$1.93	$2.21	$3.25	$3.41		$2.08
Diluted earnings per share of common stock	$1.92	$2.20	$3.22	$3.38		$2.07
Financial position at year-end
Working capital	$7,898	$5,601	$4,619	$4,930		$4,986
Total assets	$38,185	$36,209	$34,131	$31,777	[1]	$33,291
Borrowings and capital lease obligations
Short-term	$1,506	$2,012	$1,370	$1,517		$1,397
Long-term	$9,528	$7,638	$5,955	$6,013		$6,783
Total equity	$7,651	$7,552	$11,578	$9,863	[1]	$9,452
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,432	$2,033	$1,698	$1,563		$1,406
Depreciation	$1,251	$1,169	$1,158	$1,157		$1,128
Research and development (R&D) expense	$1,378	$1,393	$1,338	$1,302		$1,336
Average number of common shares outstanding (millions)
Basic	904	902	917	921		982
Diluted	909	907	925	929		989
Dividends per common share	$1.64	$1.64	$1.52	$1.48		$1.46
At year-end
Employees (thousands)	58	60	60	59		60
Closing stock price	$33.67	$25.30	$44.09	$48.71		$42.50
Common stockholders of record (thousands)	85	88	92	84		101
1
On December 31, 2006, the company adopted new disclosure requirements for accounting for defined benefit pension and other postretirement plans. Total assets and stockholders' equity were reduced by $2,159 million and $1,555 million, respectively, as a result of such adoption.

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

Forward-looking statements are based on certain assumptions and expectations of future events. The company cannot guarantee that these assumptions and expectations are accurate or will be realized. For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 6.

Overview

Vision    DuPont's vision is to be the world's most dynamic science company, creating sustainable solutions essential for a better, healthier, and safer life for people everywhere. The company is committed to growing shareholder and societal value while reducing its environmental footprint over the long term.

Strategy    Underlying the company's strategy for growth are four significant global trends – Increasing Food Production, Decreasing Dependency on Fossil Fuels, Protecting People, Assets and the Environment, and Growth in Emerging Markets. The company believes it best serves its shareholders by increasing its global presence in meeting challenges, including increasing food production, increasing renewable sources for energy and raw materials, and providing greater safety and protection for life, assets, and the environment. The company has differentiated targets for growth in these strategic areas including future funding of capital expenditures, research and development, and marketing programs.

Goals    By aggressively pursuing top line growth opportunities in key markets and improving productivity, the company met or surpassed its 2009 financial goals for earnings per share, cash flow, and working capital reductions. The company announced a three-year 2010-2012 plan which includes $1 billion fixed cost productivity actions, $1 billion working capital productivity programs, and compound annual growth targets of 10 percent for sales and 20 percent for earnings per share through 2012. Sales in emerging markets, which include China, India, and the countries located in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia, are targeted to grow at a 14 percent compound annual rate from 2009 to 2012. The company has reaffirmed its commitment to maintain a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Global Economic and Financial Market Impact    The year 2009 was one of considerable economic change, transitioning from predominantly depressed conditions and inventory destocking in most markets during the first half of the year to resumption of growth for most businesses and markets in the latter half. Of particular importance to the company are motor vehicle and construction related markets which, while gradually improving, remained depressed for most of the year. Reflecting these conditions, the company's full year sales volume dropped 12 percent versus 2008, and selling prices remained under pressure, principally for chemical and certain polymer products. The global recessionary economic conditions along with productivity and cost reduction programs contributed to a 7 percent reduction in the company's combined costs for raw materials, energy and transportation. Depressed equity market values resulted in higher non-cash pension costs, versus 2008. While financial and credit market conditions were challenging, the company continued to access the short and long-term debt markets without difficulty.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

(Dollars in millions)	2009	2008	2007
NET SALES	$26,109	$30,529	$29,378

2009 versus 2008    Consolidated net sales for 2009 were $26.1 billion, down 14 percent. This reflects 12 percent lower volume, a 1 percent increase in local selling prices, and 3 percent unfavorable currency exchange. The full year worldwide sales volume decline reflects decreases in every region for the first 9 months of the year, partly offset by year over year volume increases in certain markets during the fourth quarter. Sales in emerging markets of $8 billion declined 9 percent from 2008, while the percentage of total company sales in these markets increased to 31 percent.

The table below shows a regional breakdown of 2009 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2009 Net Sales	Percent Change vs. 2008	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$26.1	(14)	1	(3)	(12)	-
United States	9.8	(11)	2	-	(11)	(2)
Europe, Middle East, and Africa (EMEA)	7.2	(25)	1	(8)	(18)	-
Asia Pacific	5.2	(5)	(1)	-	(4)	-
Latin America	3.2	(11)	2	(4)	(9)	-
Canada	0.7	(16)	5	(8)	(13)	-

2008 versus 2007    Consolidated net sales for 2008 were $30.5 billion, up 4 percent. This reflects 10 percent sales growth through September 30, partly offset by a 17 percent year-over-year sales decline in the fourth quarter, precipitated by a significant decline in demand. Full year sales reflect a 7 percent increase in local selling prices and 3 percent favorable currency exchange, partly offset by 5 percent lower volume and a 1 percent reduction from portfolio changes. Worldwide sales volumes reflect 3 percent growth in emerging markets, more than offset by significantly lower volumes in the company's major polymer, chemical, and electronic product lines sold in the U.S. and Western Europe.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The table below shows a regional breakdown of 2008 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2008 Net Sales	Percent Change vs. 2007	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$30.5	4	7	3	(5)	(1)
United States	11.0	(2)	8	-	(10)	-
Europe, Middle East, and Africa (EMEA)	9.5	8	5	7	(4)	-
Asia Pacific	5.5	6	6	2	-	(2)
Latin America	3.6	14	12	1	1	-
Canada	0.9	(5)	5	4	(13)	(1)

(Dollars in millions)	2009	2008	2007
OTHER INCOME, NET	$1,219	$1,307	$1,275

2009 versus 2008    Other income, net, decreased $88 million versus 2008. The decrease was attributable to a $47 million reduction in interest income due to lower interest rates in 2009 partially offset by higher interest from increased cash and customer deferred receivables, and the absence of a $51 million favorable litigation settlement in 2008. The decrease was partially offset by an increase of $23 million in asset sales.

2008 versus 2007    Other income, net, increased $32 million versus 2007. The increase was attributable to an increase of $211 million in equity in earnings of affiliates, primarily due to the absence of the 2007 impairment charge of $165 million to write down the company's investment in a polyester films joint venture in the Performance Materials segment, and a favorable $51 million litigation settlement in 2008. The increases are partially offset by additional net pre-tax exchange losses of $154 million and a decrease of $86 million in asset sales.

Additional information related to the company's other income, net is included in Note 3 to the Consolidated Financial Statements.

(Dollars in millions)	2009	2008	2007
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$19,708	$23,548	$21,746
As a percent of net sales	75%	77%	74%

2009 versus 2008    Cost of goods sold and other operating charges (COGS) for the year 2009 were $19.7 billion, versus $23.5 billion in 2008, a decrease of 16 percent. COGS was 75 percent of net sales for 2009 versus 77 percent for the year 2008. The 2 percentage point decrease principally reflects a $1.1 billion decrease in the combined costs for raw materials, energy and freight and the absence of a $227 million charge for hurricane-related cleanup and repair in 2008, partially offset by significantly lower capacity utilization and an unfavorable currency impact.

2008 versus 2007    COGS for the year 2008 were $23.5 billion, versus $21.7 billion in 2007, an increase of 8 percent. COGS was 77 percent of net sales for 2008 versus 74 percent for the year 2007. The 3 percentage point increase

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

principally reflects a $2.0 billion increase in the combined costs for raw materials, energy and freight and a $227 million charge for hurricane-related cleanup and repair.

(Dollars in millions)	2009	2008	2007
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,440	$3,593	$3,396
As a percent of net sales	13%	12%	12%

2009 versus 2008    Selling, general and administrative expenses (SG&A) decreased $153 million in 2009 as compared to 2008. The 2009 decrease was principally due to strict cost controls and was partially offset by higher SG&A in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company's seed products.

2008 versus 2007    Higher SG&A in 2008 was primarily due to increased global commissions and selling and marketing investments related to the company's seed products and unfavorable currency impacts.

(Dollars in millions)	2009	2008	2007
RESEARCH AND DEVELOPMENT EXPENSE	$1,378	$1,393	$1,338
As a percent of net sales	5%	5%	5%

Research and development expense (R&D) was down in 2009 versus 2008, excluding the Agriculture & Nutrition segment, due to strict cost controls. Higher R&D expense in the Agriculture & Nutrition segment in 2009 and 2008 relates to accelerated biotechnology trait research and development activity.

(Dollars in millions)	2009	2008	2007
INTEREST EXPENSE	$408	$376	$430

Interest expense increased $32 million in 2009 compared to 2008. The increase in interest expense is due to higher average borrowings, partially offset by slightly lower average interest rates. Interest expense decreased $54 million in 2008 versus 2007. This decrease was primarily due to lower average interest rates, partially offset by higher average borrowings.

(Dollars in millions)	2009		2008	2007
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$210	[1]	$535	$-
1
Represents a charge of $340 million for the 2009 restructuring program and a $130 million net reduction in the estimated costs for the 2008 and 2009 restructuring programs. See below for further details on these programs.

2009 Restructuring Program

In second quarter 2009, in response to the protracted global economic recession, the company committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan was designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. The plan includes the elimination of about 2,000 positions by severance principally located in the U.S. As a result, a charge of $340 million was recorded in employee separation/asset related charges, net which pertains to the following financial statement line items: COGS – 60 percent, SG&A – 30 percent, and R&D – 10 percent. This charge includes $212 million of severance and related benefits costs, $24 million of other non-personnel costs and $104 million of asset-related charges, including $77 million for asset shut downs and write-offs, $11 million for asset impairments and $16 million for accelerated depreciation.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In the fourth quarter of 2009, the company recorded a $30 million net reduction in the estimated costs associated with the 2009 restructuring program primarily due to lower than estimated individual severance costs and work force reductions through non-severance programs.

As of December 31, 2009, approximately 1,000 employees have been separated related to the 2009 restructuring program, and about 150 positions were eliminated through other non-severance programs. The actions related to this program are expected to be complete by the end of 2010. These actions achieved pre-tax cost savings of about $35 million in 2009 and are expected to generate pre-tax cost savings of approximately $180 million in 2010 and approximately $250 million per year in subsequent years.

2008 Restructuring Program

During 2008, in response to the challenging economic environment, the company initiated a global restructuring program to reduce costs and improve profitability across its businesses. The 2008 restructuring program included the elimination of approximately 2,500 positions principally located in Western Europe and the U.S. primarily supporting the motor vehicle and construction markets.

In the fourth quarter of 2008, the company recorded a charge of $535 million, which included $287 million related to employee severance costs and $248 million attributable to asset shut-downs, asset impairments and other non-personnel charges. For 2009, the restructuring charge of $535 million was reclassified from cost of goods sold and other operating charges to employee separation/asset related charges, net.

In 2009, the company recorded a $100 million net reduction in the estimated costs related to the 2008 restructuring program. The $100 million net reduction in the estimated costs for the 2008 restructuring program was recorded in employee separation/asset related charges, net and was primarily due to lower than estimated individual severance costs and workforce reductions through non-severance programs.

As of December 31, 2009, approximately 1,700 employees have been separated related to the 2008 global restructuring program and about 400 positions were eliminated through other non-severance programs. The actions related to the 2008 restructuring program are expected to be complete by the end of 2010. These actions achieved pre-tax cost savings of about $130 million in 2009 and are expected to generate pre-tax cost savings of approximately $225 million in 2010 and approximately $250 million per year in subsequent years.

Additional details related to these programs are contained in the individual segment reviews and in Note 5 to the Consolidated Financial Statements.

(Dollars in millions)	2009	2008	2007
PROVISION FOR INCOME TAXES	$415	$381	$748
Effective income tax rate	19.0%	15.9%	20.0%

In 2009, the company recorded a tax provision of $415 million reflecting a marginal increase from 2008. The increase in the 2009 effective tax rate compared to 2008 is primarily due to geographic mix of earnings (see Note 6 to the Consolidated Financial Statements).

In 2008, the company recorded a tax provision of $381 million. The 2008 provision for income taxes decreased compared to 2007 primarily due to the decrease in pre-tax income. The decrease in the 2008 effective tax rate is driven by the significant decrease in pre-tax income attributable to U.S. operations, where the statutory tax rate is higher than the overall global effective tax rate (see Note 6 to the Consolidated Financial Statements).

In 2007, the company recorded a tax provision of $748 million which included a benefit of $108 million related to tax settlements offset by net tax expense in other operating results (see Note 6 to the Consolidated Financial Statements).

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's current estimate of the 2010 effective income tax rate is about 23-24 percent, excluding tax effects of exchange gains and losses which cannot be reasonably estimated at this time. See Note 6 for additional detail on items that significantly impact the company's effective tax rates.

(Dollars in millions)	2009	2008	2007
NET INCOME ATTRIBUTABLE TO DUPONT	$1,755	$2,007	$2,988

2009 versus 2008    Net income attributable to DuPont ("earnings") for 2009 decreased $252 million, or 13 percent versus 2008. The decrease in earnings is principally attributable to lower sales volume, unfavorable currency impacts, and higher non-cash pension costs. Partly offsetting these factors were lower costs for raw materials, energy, and freight, benefits from cost reductions and productivity actions, lower restructuring charges, and the absence of prior-year hurricane-related charges.

2008 versus 2007    Earnings for 2008 decreased $981 million, or 33 percent versus 2007. The decrease in earnings is attributable to a substantial decline in sales volume, primarily occurring during the fourth quarter 2008, and higher fixed costs including restructuring and hurricane-related charges.

Corporate Outlook

For the year 2010, the company's earnings outlook is a range of $2.15 to $2.45 per share, with expected 10 percent sales growth, reflecting anticipated continued global economic recovery, increasing industrial production, and, on average, a weaker U.S. dollar versus 2009. Favorable global agriculture market and competitive conditions are expected to support continued sales and earnings growth for the Agriculture & Nutrition segment, partly offset by anticipated higher commodities costs. Demand for the company's polymer, chemical, material, and electronic product lines is expected to increase moderately versus the depressed levels of 2009. Earnings from Cozaar®/Hyzaar® are expected to decline about $690 to $740 million pre-tax, reflecting expiration of certain patents for these pharmaceuticals. The company expects approximately $410 million higher pre-tax non-cash pension costs. This is expected to be partially offset by $160 million lower pre-tax costs resulting from a change in other employee-related benefits. The company plans to continue a differential level of support for businesses expected to have above-average growth rates and margins. For 2010, the company has set targets for capital expenditures of about $1.6 billion and fixed cost productivity programs totaling about $400 million.

Accounting Standards Issued Not Yet Adopted

In June 2009, FASB issued authoritative guidance on accounting for transfers of financial assets, which is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company's financial statements. The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. The company expects that this will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that upon adoption this will not have a material effect on its financial position or results of operations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts, including, but not limited to, receivable and inventory valuations, impairment of tangible and intangible assets, long-term employee benefit obligations, income taxes, restructuring liabilities, environmental matters and litigation. Management's estimates are based on historical experience, facts and circumstances available at the time and various other assumptions that are believed to be reasonable. The company reviews these matters and reflects changes in estimates as appropriate. Management believes that the following represents some of the more critical judgment areas in the application of the company's accounting policies which could have a material effect on the company's financial position, liquidity or results of operations.

Long-term Employee Benefits

Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other long-term employee benefit plans. Management reviews these two key assumptions annually as of December 31. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan obligations or the applicable plan assets, the excess is amortized over the average remaining working life of current employees.

About 80 percent of the company's benefit obligation for pensions and essentially all of the company's other long-term employee benefit obligations are attributable to the benefit plans in the U.S. The company utilizes published long-term high quality corporate bond indices to determine the discount rate at measurement date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

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

In determining annual expense for the principal U.S. pension plan, the company uses a market-related value of assets rather than its fair value. The market-related value of assets is calculated by averaging market returns over 36 months. Accordingly, there may be a lag in recognition of changes in market valuation. As a result, changes in the fair value of assets are not immediately reflected in the company's calculation of net periodic pension cost. The following table shows the market-related value and fair value of plan assets for the principal U.S. pension plan:

Principal U.S. Pension Plan (Dollars in billions)	2009	2008	2007
Market-related value of assets	$14.0	$16.2	$19.3
Fair value of plan assets	$13.9	$13.5	$19.1

Market-related value of plan assets decreased during 2009 as the value reflects the averaging of market returns over 36 months.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets. The fair value of assets in all pension plans was $17.1 billion at December 31, 2009, and the related projected benefit obligations were $22.8 billion. In addition, obligations under the company's unfunded other long-term employee benefit plans were $4.1 billion at December 31, 2009.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2009:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount Rate	$71	$(73)
Expected rate of return on plan assets	83	(83)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 40.

Environmental Matters

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites and the number of and financial viability of other PRPs. The company has recorded a liability of $396 million on the Consolidated Balance Sheet as of December 31, 2009; these accrued liabilities exclude claims against third parties and are not discounted.

Considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to two to three times the amount accrued. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as the Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities. Federal and state authorities may seek fines and penalties for violation of the various laws and governmental regulations and could, among other things, impose liability on the company for cleaning up the damage resulting from company-generated waste disposal. Over the next two decades, the company could incur significant costs under both CERCLA and RCRA.

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

Legal Contingencies

The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 20 to the Consolidated Financial Statements.

Income Taxes

The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that net reductions to the company's global unrecognized tax benefits could be in the range of $50 million to $75 million within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

At December 31, 2009, the company had a deferred tax asset balance of $6,810 million, net of valuation allowance of $1,759 million. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets.

Valuation of Assets

Assessment of the potential impairment of property, plant and equipment, goodwill, other intangible assets and investments in affiliates is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized.

Based on the results of the company's annual goodwill impairment test in 2009, no impairments exist at this time. However, the company has certain businesses within the Performance Materials segment with approximately 28 percent excess of fair value over carrying value. The aggregate goodwill balance for these businesses was approximately $200 million of the total goodwill for the Performance Materials segment of $413 million at December 31, 2009. The company's methodology for determining the fair value of its businesses is based on present value

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

techniques of future cash flows. Given the current economic environment and the uncertainties regarding the potential impact on the company's businesses, there can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test, will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Information with respect to the company's significant accounting policies on long-lived assets is included in Note 1 to the Consolidated Financial Statements.

Segment Reviews

Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income before income taxes, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for 2009, 2008 and 2007 is included in Note 26 to the Consolidated Financial Statements.

As described in Note 5 to the Consolidated Financial Statements, the company initiated global restructuring programs during 2009 and 2008. The 2009 and 2008 program charges reduced total segment PTOI for 2009 and 2008 by $340 million and $535 million, respectively.

In addition, in 2009, the company recorded a $100 million and $30 million net reduction in the estimated costs associated with the 2008 program and 2009 programs, respectively.

Below is a summary of the net impact to each segment related to the activities described above:

	2009 (Charges) and Credits				2008 (Charge)
(Dollars in millions)	2009 Program	2009 Net Program Reductions	2008 Net Program Reductions	2009 Net Impact	2008 Program
Agriculture & Nutrition	$-	$-	$1	$1	$(18)
Electronics & Communications	(43)	6	-	(37)	(37)
Performance Chemicals	(66)	9	3	(54)	(50)
Performance Coatings	(65)	(11)	61	(15)	(209)
Performance Materials	(110)	23	29	(58)	(94)
Safety & Protection	(55)	8	2	(45)	(96)
Other	(1)	(5)	4	(2)	(31)
Total (Charge) Credit	$(340)	$30	$100	$(210)	$(535)

  AGRICULTURE & NUTRITION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$8.3	$1,224
2008	$8.0	$1,087
2007	$6.8	$894

Agriculture & Nutrition's businesses leverage the company's technology, customer relationships, and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. The segment's businesses operate across the food value chain from inputs for producing agriculture products to global production and distribution of soy-based food ingredients to food quality diagnostic testing equipment. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. The following are Agriculture & Nutrition's operating businesses:

Pioneer is the world's leading seed brand and a world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide effective plant insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and varietal soybean seed, as well as sunflower, canola, sorghum and rice. Crops grown from Pioneer seed are used to meet the global demand for animal feed, food, biofuels, and fiber. Agricultural seed research requires long-term commitment, investment and innovation. Pioneer research is focused on results that deliver higher crop yields and a consistent per acre income advantage for its customers. New product innovation is accomplished through an effective integration of superior germplasm and value added native and biotechnology traits. In 2009, Pioneer benefited from the North America launch of 26 new soybean varieties and 96 new Pioneer® brand corn hybrids that include new combinations of corn borer, corn rootworm and weed management traits highlighted by the expansion of the Herculex®1 family of traits. As announced in December 2008, Pioneer is expanding its reach into new markets through its PROaccessSM business strategy to bring its seed genetics to more customers and acres around the world through a network of partners and co-brands. Sales of Pioneer seeds amounted to 18 percent, 13 percent and 11 percent of the company's total consolidated net sales for the years ended December 31, 2009, 2008 and 2007, respectively.

In the spring of 2009, Monsanto Company (Monsanto) sued the company in U.S. District Court claiming that stacking seed with Pioneer's Optimum® GAT® trait and Monsanto's Roundup Ready®2 herbicide tolerance trait violates its Roundup Ready® license agreements with Monsanto. Monsanto also alleges that sales of Pioneer stacked seeds would infringe a Monsanto patent that expires in 2014. Monsanto seeks declaratory relief, unspecified damages and a permanent injunction to prevent sales of Optimum® GAT®/ Roundup Ready® stacked seeds. DuPont has filed an answer and counterclaims, including patent misuse and antitrust claims. In January 2010, the Court in response to a motion filed by Monsanto ruled that the license agreements between the companies contain an unwritten ("implied") term that prohibits stacking the Optimum® GAT® and Roundup Ready® traits in soybean or corn seed. The Court emphasized that the company's separate antitrust and patent fraud claims were not impacted by the ruling and would, therefore, proceed. Pioneer continues to develop soybean seed in which these traits are stacked and sales could occur as soon as 2013. Pioneer also has been working to develop corn seed with the Optimum® GAT® trait that meets the company's high yield standards. Pioneer is intensifying its ongoing research efforts along multiple pathways for the corn trait working toward commercialization in the middle of the next decade. The January 2010 ruling does not change Pioneer's commercialization plans for products with the Optimum® GAT® trait. Furthermore, management believes that the Monsanto lawsuit is unlikely to adversely affect the company's commercial results for soybean and corn seed.

DuPont Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including forestry and land management. Principal crop protection products are weed control, disease control, and insect control products. The business continues to expand its product offerings in the professional pest control, lawn care, golf course, animal health and seed treatment markets.

Nutrition & Health operates principally within the specialty food ingredients market, including soy proteins and lecithins through the Solae Company, a majority-owned venture with Bunge Limited. Nutrition & Health global production and distribution capabilities serves various areas within the food industries including meat and poultry products, consumer

1
Registered Trademark of Dow AgroSciences LLC

2
Registered Trademark of Monsanto

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

food products, dairy-alternative products and nutritional products. Nutrition & Health anticipates improved volume growth in its specialty food ingredients.

2009 versus 2008    Sales were $8.3 billion, a 4 percent increase versus the prior year, reflecting 5 percent higher USD selling prices, partially offset by a 1 percent decrease in volume. The higher USD selling prices is related to Pioneer seeds and Crop Protection proprietary insect, weed and disease control products, partially offset by unfavorable currency impacts in Europe, Canada and Latin America, as well as the impact of significantly lower market-driven pricing for glyphosate resale. The decrease in volume was primarily due to lower sales of Crop Protection disease and insect control products, and lower sales of Nutrition & Health products largely offset by higher Pioneer corn and soybean seed sales market share gains in North America.

PTOI for 2009 was $1.2 billion, up 13 percent versus the same period last year, principally due to the higher sales and higher value product mix, partially offset by unfavorable currency impacts globally.

2008 versus 2007    Sales of $8 billion were 16 percent higher, reflecting 14 percent higher USD selling prices and 3 percent higher volume, partially offset by a 1 percent reduction from portfolio changes. The volume growth reflects higher Pioneer sales due to increased demand for corn seeds in Europe and Brazil and record soybean seed sales in North America and Brazil due to market share gains and increased acreage shift from corn. The volume growth was also due to higher sales of Crop Protection products, mostly due to strong global demand for disease and insect control products, as well as corn and cereal weed control products in Europe. The higher USD selling prices reflect higher value product mix, pricing actions to offset the increases of raw materials costs and favorable currency impacts across all regions.

PTOI for 2008 was $1.1 billion, up 22 percent versus $894 million in 2007, principally driven by increased sales and higher value product mix, partially offset by continued funding of strategic growth investments in research and development and sales and marketing.

Outlook    All of the segment's businesses anticipate continued growth in 2010. Segment earnings are expected to benefit in particular from increased Pioneer corn and soybean value offerings. Pioneer will continue to build on its North American product offerings with the addition of 29 new soybean varieties and 80 new Pioneer® brand corn hybrids. Pioneer anticipates continued market share gains in key corn and soybean markets including the U.S., Canada and Latin America. In addition, Pioneer expects to drive value-based pricing coupled with continued technology adoption and penetration. The introduction of new DuPont Crop Protection products and technology is projected to support volume and targeted market segment share gains in growth and emerging markets. However, price pressure on crop protection products is expected to intensify after three years of positive momentum, and combined with higher projected production and raw material costs, are expected to moderate results. Continued productivity and business improvement actions across the segment will continue to reduce the impact of rising costs.

  ELECTRONICS & COMMUNICATIONS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$1.9	$87
2008	$2.2	$251
2007	$2.1	$314

Electronics & Communications is a leading supplier of enabling materials and systems for alternative energy, electronics, flat panel displays and advanced printing. The segment leverages DuPont's strong materials and technology base to target growth opportunities for its products in markets such as semiconductors, photovoltaics, displays, packaging graphics, and ink-jet printing. In the fast growing photovoltaics market, the company continues to be a leading supplier of conductors and fluoropolymer films for crystalline silicon cell and module manufacturers. To

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

meet one of the fastest growing segments of the solar energy market, DuPont Apollo Ltd., a wholly-owned subsidiary of the company, began producing thin-film photovoltaic modules in 2009. Beyond photovoltaics, the segment is investing in its broad portfolio of materials for semiconductor fabrication and packaging, as well as its innovative materials for circuit applications, to address critical needs of semiconductor and electronics manufacturers. In the market for flat panel displays, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment continues to invest in developing materials technologies for organic light-emitting diode (OLED) displays. In packaging graphics, products such as Cyrel®FAST have rapidly grown, solidifying the segment's market leadership position. DuPont is also expanding its leadership position in black pigmented inks and investing in color pigmented inks for network printing applications.

In January 2010, the segment announced an investment of $175 million to complete the multi-phase expansion of its high-performance DuPont Tedlar® PV2001 series oriented film production line. This investment is in addition to $120 million in capacity expansions, announced in August 2009 for raw materials used to make the film, bringing the total commitment of these two phases to $295 million. Tedlar® films serve as the critical component of photovoltaic backsheets, providing long-term durability and performance for photovoltaic modules in all-weather conditions.

2009 versus 2008    Sales of $1.9 billion were down 13 percent, reflecting 11 percent volume decline and 2 percent lower USD selling prices. The lower volumes reflect the effect of the global economic recession which impacted sales for products across all key markets. However, sales volumes improved throughout the year, most significantly in Asia Pacific, where sales were essentially flat when compared to 2008. The lower USD selling prices were mainly due to contractual pass-through of lower precious metal prices.

PTOI was $87 million compared to $251 million in prior year. The decline in PTOI was primarily due to the impact of lower sales, lower income from affiliates, and higher charges associated with low capacity utilization of production lines.

2008 versus 2007    Sales of $2.2 billion were up 3 percent, reflecting 4 percent higher USD selling prices, partially offset by a 1 percent decline in volume. The higher USD selling prices mainly reflect pricing actions to offset the increases of raw materials costs and favorable currency impacts in Europe and Asia Pacific. The lower volumes reflect decreased demand for products across the segment key markets, mostly towards the end of 2008, partially offset by increased demand for photovoltaic products and higher sales in emerging markets.

PTOI was $251 million as compared to $314 million in 2007. This decline was mainly due to the impact of higher raw materials cost, lower sales volumes and the $37 million charge related to the 2008 restructuring program.

Outlook    For 2010, sales for electronic materials, photovoltaics and packaging graphics products are expected to increase as markets recover from the global economic recession, and selling prices increase from pass-through of higher precious metal costs. In addition, segment earnings are expected to increase reflecting the impact of higher volumes, cost control initiatives, and benefits from the 2009 restructuring program.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

  PERFORMANCE CHEMICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$5.0	$547
2008	$6.0	$687
2007	$5.8	$921

Performance Chemicals businesses deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics & coatings, textiles, mining, pulp and paper, water treatment and healthcare. The following are Performance Chemicals' operating businesses:

DuPont Titanium Technologies is the world's largest manufacturer of titanium dioxide, and is dedicated to creating greater, more rewarding value for the coatings, paper, plastics, specialties and minerals markets through service, brand, and product. The business' main products include its broad line of DuPont™ Ti-Pure® titanium dioxide products, and Starblast® abrasives.

DuPont Chemicals and Fluoroproducts is a leading global manufacturer of industrial and specialty fluorochemicals, fluoropolymers, and performance chemicals. The business' broad line of products that include refrigerants, lubricants, propellants, solvents, fire extinguishants and electronic gases, cover a wide range of industries and markets. Key brands include DuPontTM Teflon®, Dymel®, Isceon®, Suva®, Vertrel®, Zyron®, Vazo® and Virkon®.

2009 versus 2008    Sales of $5.0 billion were 18 percent lower than last year, due to a 12 percent decline in volume and 6 percent lower USD selling prices. The lower volume principally reflects decreased demand for industrial chemicals and fluoroproducts across all regions reflecting the impact of the current economic downturn. Sales of titanium dioxide products recovered during the second half of 2009, and were higher than the pre-recession levels in the second half of 2007. The lower USD selling prices were mainly due to contractual pass-through of lower raw material prices and unfavorable currency impact in Europe and Asia Pacific.

PTOI was $547 million compared to $687 million in the prior year. The decrease in earnings was primarily due to the impact of lower volumes, partially offset by fixed costs reductions.

2008 versus 2007    Sales of $6.0 billion were 3 percent higher when compared to 2007, due to 12 percent higher USD selling prices, partially offset by a 7 percent decline in volume and a 2 percent decrease from portfolio changes. The higher USD selling prices primarily reflect pricing actions to offset the increases of raw materials costs, contractual pass-through of raw material price changes, and positive currency impact in Europe and Latin America. The lower volume reflects decreased demand for titanium dioxide, fluoroproducts and specialty chemicals due to the impact of the global economic downturn.

2008 PTOI was $687 million compared to $921 million in 2007. The decline in PTOI was mainly due to the impact of higher raw material costs and lower volumes, and the $50 million restructuring charge recorded in 2008, partially offset by a $39 million benefit related to a gain on a land sale and inventory valuation adjustments.

Outlook    Performance Chemicals sales are expected to increase in 2010 as a result of higher global demand for titanium dioxide and specialty chemicals, positive currency impacts and higher prices to offset raw material cost increases. Total segment earnings are also expected to increase significantly due to the impact of higher sales, lower fixed costs and benefits from the 2008 and 2009 restructuring programs. This segment manufactures products that could be affected by uncertainties associated with PFOA matters. See the discussion on page 45 under the subheading PFOA for further information.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

  PERFORMANCE COATINGS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$3.4	$69
2008	$4.4	$(8)
2007	$4.3	$366

Performance Coatings is one of the world's leading motor vehicle coatings suppliers. Products offered include high performance liquid and powder coatings for motor vehicle original equipment manufacturers (OEMs), the motor vehicle after-market, and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. The company markets its after-market coatings products using the DuPont™ Standox®, Spies Hecker® and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end motor vehicle after-markets, while Nason® is primarily focused on economy coating applications.

In 2009 and 2008, the segment experienced a significant decline in sales, mainly to the OEMs markets, due to the impact of the global economic recession in the automotive industry. In addition, the North American automotive industry continued to experience structural changes, including the loss of U.S. market share by U.S. automakers. In 2009 the global production of automobiles and light trucks declined by 14 percent reflecting declines of 33 percent in North America, and 10 percent in the rest of the world, which was partially offset by an increase in production of 44 percent in Greater China. The industry production forecast for 2010 projects a global increase of about 9 percent, with increased production in all regions.

2009 versus 2008    Sales of $3.4 billion were down 21 percent when compared to prior year, reflecting a 20 percent decline in volume and 1 percent lower USD selling prices. The decline in volume reflects the impact of fewer motor vehicle and industrial truck builds of motor vehicle OEMs, and lower sales of industrial and after-market products in all regions. Sales to OEMs improved substantially during the second half of 2009, mostly due to the impact of government incentives programs and higher sales in Asia Pacific. Sales of after-market and industrial coatings have experienced a slower recovery from the inventory destocking experienced in the industry during fourth quarter of 2008 and first quarter of 2009. The lower USD selling prices reflect unfavorable currency impacts, partially offset by higher local selling prices.

PTOI was $69 million as compared to a loss of $8 million in 2008. The improvement in PTOI is primarily due to lower fixed costs, and the net year-over-year impact of the 2008 and 2009 restructuring activities, partially offset by the effect of lower volumes.

2008 versus 2007    Sales of $4.4 billion were essentially flat when compared to 2007, reflecting 7 percent higher USD selling prices, offset by a 7 percent volume decline. The higher USD selling prices primarily reflect favorable currency impacts in Europe and Latin America and pricing actions to offset the increases of raw materials costs. The decrease in volume was primarily due to lower sales of products sold to OEMs in North America and Europe, partially offset by higher sales of after-market and industrial coatings products and strong sales in emerging markets.

Pre-tax loss of $8 million compared to income of $366 million in 2007. Year-over-year decline in PTOI reflects the impact of the 2008 restructuring charge, as well as the impact of higher raw material costs and lower volumes, partially offset by higher prices.

Outlook    For 2010, the segment expects sales increases that will exceed the OEMs build growth due to expected recovery of OEMs and light truck markets and positive currency impacts. PTOI is also expected to increase significantly due to fixed costs reductions, benefits from the company's 2008 and 2009 restructuring programs and the impact of higher sales.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

  PERFORMANCE MATERIALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$4.8	$287
2008	$6.4	$128
2007	$6.6	$626

Performance Materials' businesses provide productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, electronics, packaging, construction, oil, photovoltaics, aerospace, chemical processing and consumer durable goods. The following are Performance Materials' operating businesses:

Performance Polymers delivers a broad range of polymer-based high performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. The main products include: DuPont™ Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer, Kalrez® perfluoroelastomer and Viton® fluoroelastomers. Performance Polymers also includes the DuPont Teijin Films joint venture, whose primary products are Mylar® and Melinex® polyester films.

Packaging & Industrial Polymers specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives, sporting goods, and interlayers for laminated safety glass. Key brands include: DuPont™ Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, SentryGlas® and Butacite® laminate interlayers.

2009 versus 2008    Sales of $4.8 billion were 26 percent lower reflecting 18 percent lower volumes, 6 percent decrease in USD selling prices, and a 2 percent reduction related to portfolio changes. The decrease in volume mainly reflects the effect of the global economic recession and the inventory destocking experienced during the first part of the 2009. However, sales continuously improved during the second half of 2009, both sequentially and when compared to 2008, mainly due to overall economic recovery and higher sales to the motor vehicle industry. The lower USD selling prices were a combination of significantly weaker product sales mix, unfavorable currency impacts, and for certain products, lower selling prices in response to lower feedstock costs.

2009 PTOI was $287 million compared to $128 million in 2008. The improvement in PTOI reflects the impact of lower raw material, energy and freight costs, lower fixed costs, the absence of a $216 million hurricane-related charge in 2008, a $26 million benefit in 2009 related to a reduction in the hurricane-related reserve, proceeds from hurricane-related insurance recoveries of $56 million received in 2009, and the net year-over-year impact of the 2008 and 2009 restructuring activities. The company is aggressively pursuing additional insurance recoveries in the range of $50 – $100 million.

2008 versus 2007    Sales of $6.4 billion were 3 percent lower, reflecting a 13 percent decrease in volume and a 1 percent reduction from portfolio changes, which more than offset 11 percent higher USD selling prices. Sales volume declines were more pronounced beginning late in the third quarter, with continued and accelerated deterioration through the fourth quarter, and occurred in all major regions and end-use market segments. The decline reflected a broad industry movement to reduce inventory and improve cash positions to manage through weak global economic demand. Volumes were also negatively impacted by extended operating unit shutdowns related to the time taken to implement facility repairs stemming from damages associated with Hurricanes Gustav and Ike. Operating units outages associated with the hurricanes were of varying lengths depending on the level of damage incurred and the ability to obtain utilities and ingredients to enable a restart.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2008 PTOI was $128 million compared to $626 million in 2007. 2008 PTOI includes charges related to hurricane damages of $216 million. In addition, as part of the company's restructuring program, the segment recorded a charge of $94 million to cover employee termination costs and other asset related charges. The decline in PTOI was also influenced by charges associated with low capacity utilization of production units to reduce inventories due to the decreased demand. The decrease in PTOI in 2008 was partially offset by the absence of a $165 million impairment charge in 2007 to write down the company's investment in a polyester films joint venture.

Outlook    2010 sales are expected to grow due to anticipated increases in global motor vehicle OEMs builds and continued recovery from the global economic recession for most of the markets served by the segment. PTOI is also expected to improve due to the impact of higher sales, improved fixed cost performance, benefits from the company's 2008 and 2009 restructuring programs and market-driven innovations for products and processes.

  SAFETY & PROTECTION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$2.8	$260
2008	$3.7	$661
2007	$3.7	$1,032

Safety & Protection's businesses satisfy the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products and services to a large number of markets including, construction, transportation, communications, industrial chemicals, oil and gas, electric utilities, automotive, manufacturing, defense, homeland security and safety consulting. The following are Safety & Protection's operating businesses:

Protection Technologies is focused on finding solutions to protect lives, property, critical processes, and the environment. With products like DuPontTM Kevlar® and Nomex® the business continues to hold strong positions in life protection markets and meet the continued demand for body armor and personal protective gear for the military, law enforcement personnel, firefighters and other first responders, as well as for workers in the oil and gas industry around the world.

Building Innovations is committed to the building science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its Corian®, Montelli® line of products which offer durable and versatile materials for residential and commercial purposes. Other products such as Tyvek® and Typar® offer leading solutions for the protection and energy efficiency of the buildings.

Sustainable Solutions continues to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. Sustainable Solutions is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Sustainable Solutions is dedicated to clean air, clean fuel, and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities. In 2008, the company completed the acquisition of Coastal Training Technologies Corp., which is one of the world's leading publishers of safety, industrial skills and employee development training programs.

2009 versus 2008    Sales of $2.8 billion were 25 percent lower than last year, due to a 23 percent decline in volume and 3 percent lower USD selling prices, partially offset by a 1 percent increase from portfolio changes. The lower volume reflects decreased demand for products across all markets and regions due to the impact of the current economic downturn. The lower USD selling prices were mainly due to unfavorable currency impact in Europe and Asia Pacific.

PTOI was $260 million compared to $661 million in the prior year. The decrease in earnings was primarily due to the impact of lower volumes and charges associated with low capacity utilization of production units, partially offset by fixed costs reductions.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2008 versus 2007    Sales of $3.7 billion were flat when compared to 2007, due to 5 percent higher USD selling prices, offset by a 5 percent decline in volume. Decreased volume primarily reflects lower sales to the U.S. residential and construction markets and the automotive industry, which accelerated and spread to other key markets during the fourth quarter. The higher USD selling prices primarily reflect pricing actions to offset the increases of raw materials costs and positive currency impact in Europe and Latin America.

2008 PTOI was $661 million compared to $1,032 million in 2007. The decreased earnings were primarily due to higher production costs and the impact of lower volumes related to the global recession. In addition, 2008 PTOI includes a charge of $96 million to cover employee separation costs and other asset related charges as part of the company restructuring program.

Outlook    For 2010, sales are expected to benefit from improved global market conditions. Demand for Kevlar® and Nomex® is expected to increase due to public sector sales growth and strengthening in the motor vehicle and personal protection markets. Sales related to the Building Innovations business are expected to increase due to global market improvements, continued volume increases in the U.S. and European residential construction markets and new product introductions. Earnings in 2010 will also include benefits from the restructuring actions announced in 2009 and 2008.

  PHARMACEUTICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2009	$-	$1,037
2008	$-	$1,025
2007	$-	$949

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These drugs were discovered by DuPont and developed in collaboration with Merck and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, will expire in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receives net proceeds and royalties as outlined below. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

Pharmaceuticals' Cozaar®/Hyzaar® income is the sum of two parts: income related to a share of the profits from North American sales and certain markets in EMEA, and royalty income derived from worldwide contract net sales linked to the exclusivity term in a particular country. Patents and exclusivity have already started to expire and the U.S. exclusivity for Cozaar® ends in April 2010. The worldwide agreement terminates when the following conditions are met: (i) the Canadian exclusivity ends in 2013, and (ii) North American sales fall below a certain level. Therefore, absent any major changes in the markets, the company expects its income to take its first significant step-down in 2010, and from that year on, continue to step-down each year to zero when the contract ends, which is expected to be after 2013. In general, management expects a traditional sales, earnings and cash decline for a drug going off patent in the pharmaceutical industry.

In the fourth quarter the company recorded a $63 million charge to other income, net and a reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement. Refer to Note 27 for further information.

Outlook    The company expects revenues from Cozaar®/Hyzaar® to significantly decrease after the U.S. patents expire in 2010. Earnings contributions to the company from the collaboration with Merck are expected to decline in 2010 about $690 – $740 million pre-tax from earnings generated in 2009.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

  OTHER

The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences and nonaligned businesses in Other. The potential viability of each embryonic business depends on a number of factors including successful product development, market acceptance and production ramp up capabilities. Using these factors and others, management periodically assesses the potential and fit of these businesses and may make investment adjustments based on such assessments. Applied BioSciences is focused on the development and commercialization of products to serve our customers with superior performing sustainable solutions that target industries spanning across energy, materials and health through the application of biotechnology, chemistry, materials science and engineering in an integrated fashion. Specific global growth projects across the company are consolidated within Applied BioSciences to capitalize on the market opportunities and technology needs in this high-growth industry, including biomaterial and advanced biofuels products and technologies.

Applied BioSciences will provide advantaged products for agricultural energy crops, feedstock processing and advanced biofuels through two businesses: one to commercialize non-food, cellulosic ethanol and the second to commercialize biobutanol. To accelerate commercialization, DuPont has formed a joint venture with Danisco, DuPont Danisco Cellulosic Ethanol LLC (DDCE), for the cellulosic ethanol technology. For biobutanol, a joint venture with BP p.l.c. was formed in 2009, Butamax™ Advanced Biofuels LLC. DDCE now operates a demonstration scale facility in Vonore, Tennessee that is working to optimize technologies for large-scale production. Butamax™ expects start-up of its demonstration scale in Hull, United Kingdom in 2010.

DuPont continues its joint venture with Tate & Lyle PLC, DuPont Tate and Lyle Bio Products LLC, to produce 1,3-propanediol (Bio-PDO™) using a proprietary fermentation and purification process using renewable feedstocks. Bio-PDO™ is the key building block for DuPont™ Sorona® polymer and DuPont™ Cerenol™ polyols, two new families of renewably sourced products. Under the Zemea® propanediol and Susterra® propanediol brands, it is also being marketed for use as an ingredient in nearly 150 direct applications ranging from industrial to personal care uses. The first commercial-scale plant to manufacture Bio-PDO™ began production in November 2006, marking the beginning of commercial availability of the company's bio-based pipeline.

Nonaligned businesses include activities and costs associated with Benlate® fungicide and other discontinued businesses.

In the aggregate, sales in Other for 2009, 2008 and 2007 represent less than 1 percent of total segment sales.

2009 pre-tax loss of $171 million compared to a loss of $181 million in 2008. The lower pre-tax loss for the year was mainly due to the net year-over-year impact of the 2008 and 2009 restructuring activities, and lower pre-tax loss for Applied BioSciences.

2008 pre-tax loss of $181 million compared to a loss of $224 million in 2007. The improvement for the year was mainly due to a benefit of $51 million from a litigation settlement in 2008 and the absence of a $69 million charge recorded in 2007 for litigation related to a discontinued business.

Liquidity & Capital Resources

Management believes the company's ability to generate cash from operations, coupled with cost reduction initiatives and access to capital markets, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings have not been materially impacted by the current credit environment. In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs. The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $6.1 billion as of December 31, 2009, provide primary liquidity to support all

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

short-term obligations. The company has access to approximately $2.6 billion in unused credit lines with several major financial institutions, as additional support to meet short term liquidity needs. These credit lines are primarily multi-year facilities.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum maturity debt schedule.

The company's long term and short term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor	A	A-1	Negative
Moody's Investors Service	A2	P-1	Negative
Fitch Ratings	A	F1	Negative

Fitch Ratings recently affirmed the company's A long term and F1 short term ratings and revised their outlook to negative from stable. The company does not expect this action to impact liquidity or cost of debt.

(Dollars in millions)	2009	2008	2007
Cash provided by operating activities	$4,741	$3,129	$4,290

The company's cash provided by operating activities was $4.7 billion in 2009, a $1.6 billion increase from the $3.1 billion generated in 2008. The increase is primarily due to the benefit of the weaker dollar, which was hedged by forward exchange contracts in investing activities.

The company's cash provided by operating activities was $3.1 billion in 2008, a $1.2 billion decrease from the $4.3 billion generated in 2007. The decrease is primarily due to lower earnings and the impact of the stronger dollar on working capital items, which was hedged by forward exchange contracts in investing activities.

(Dollars in millions)	2009	2008	2007
Cash used for investing activities	$(4,298)	$(1,610)	$(1,750)

In 2009, cash used for investing activities totaled $4.3 billion compared to $1.6 billion used in 2008. The $2.7 billion increase was mainly due to the increase in investments in short-term financial instruments and the change in forward exchange contract settlements, partially offset by decreased capital expenditures.

In 2008, cash used for investing activities totaled $1.6 billion compared to $1.8 billion used in 2007. The $140 million decrease was mainly due to higher proceeds from forward exchange contract settlements, partially offset by increased capital expenditures, lower proceeds from asset sales and higher expenditures for businesses acquired.

Purchases of property, plant and equipment totaled $1.3 billion, $2.0 billion and $1.6 billion in 2009, 2008 and 2007, respectively. The decrease in 2009 spending is primarily related to the company's cash management initiatives and matching capacity with market demand. The company expects 2010 purchases of plant, property and equipment to be $1.6 billion, an increase of $300 million over 2009, driven by growth investments.

(Dollars in millions)	2009	2008	2007
Cash (used for) provided by financing activities	$(97)	$878	$(3,069)

The $1.0 billion increase in cash used for financing activities in 2009 compared to 2008 was primarily due to payments on maturing debt.

The $3.9 billion increase in cash provided by financing activities in 2008 compared to 2007 was primarily due to the increase in the net proceeds from borrowings and the absence of the purchase of common stock, which were partly offset by the decrease in the proceeds from the exercise of stock options. During the fourth quarter of 2008, interest rate swaps were terminated with a combined notional amount of $1.25 billion for cash proceeds of $226 million, which are

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

classified within financing cash flows in the Consolidated Statements of Cash Flows. These proceeds will be amortized to earnings as a reduction to interest expense over the remaining life of the debt, through 2018.

(Dollars in millions)	2009	2008	2007
Cash provided by operating activities	$4,741	$3,129	$4,290
Purchases of property, plant and equipment	(1,308)	(1,978)	(1,585)
Free cash flow	$3,433	$1,151	$2,705

Free cash flow is a measurement not recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the company's free cash flow definition may not be consistent with the methodologies used by other companies. The company defines free cash flow as cash provided by operating activities less purchases of property, plant and equipment, and therefore indicates operating cash flow available for payment of dividends, other investing activities, and other financing activities. Free cash flow is useful to investors and management to evaluate the company's cash flow and financial performance, and is an integral financial measure used in the company's financial planning process.

The company exceeded its 2009 free cash flow goal of $2.5 billion due to working capital productivity and the currency impact on net monetary assets with the offset in forward exchange contract settlements within investing activities. For 2010, the company has set a free cash flow target of greater than $1.5 billion, while continuing to support growth investments including $1.6 billion of capital investment and working capital increases from improved levels of demand.

Total debt at December 31, 2009 was $11.0 billion, a $1.4 billion increase from December 31, 2008. The proceeds from the increased borrowings were primarily invested in short-term financial instruments.

Total debt at December 31, 2008 was $9.7 billion, a $2.4 billion increase from December 31, 2007. The proceeds from the increased borrowings were invested in cash equivalents and used for general corporate purposes.

Dividends paid to common and preferred shareholders were $1.5 billion in 2009 and 2008, and $1.4 billion in 2007. Dividends per share of common stock were $1.64 in 2009 and 2008, and $1.52 in 2007. The common dividend declared in the first quarter 2010 was the company's 422nd consecutive dividend since the company's first dividend in the fourth quarter 1904.

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2009, 2008, and 2007, there were no purchases of stock under this program. As of December 31, 2009, the company has purchased 20.5 million shares at a total cost of $962 million. Management has not established a timeline for the buyback of the remaining shares of stock under this plan.

In October 2005, the Board of Directors authorized a $5 billion share buyback plan. In 2007, the company purchased 34.7 million shares for $1.7 billion, thereby, completing this program. See Note 21 to the Consolidated Financial Statements for a reconciliation of shares activity.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities totaled $6.1 billion at December 31, 2009, $3.7 billion at December 31, 2008 and $1.4 billion at December 31, 2007. The $2.4 increase from 2008 to 2009 is primarily due to cash proceeds from increased borrowings and cash generated from general business activities. The $2.3 billion increase from 2007 to 2008 is primarily due to net increase in borrowings.

Off-Balance Sheet Arrangements

Certain Guarantee Contracts

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures and related business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2009 and 2008 were $100 million and $110 million, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified INVISTA against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement is $70 million and is included in the indemnifications balance of $100 million at December 31, 2009. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1.4 billion. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2009, the company had directly guaranteed $684 million of such obligations, plus $119 million relating to guarantees of obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At December 31, 2009 and 2008, a liability of $146 million and $121 million, respectively, was recorded for these obligations, representing the amount of payment/performance risk which the company deems probable. This liability is principally related to obligations of the company's polyester films joint venture which are guaranteed by the company.

Existing guarantees for customers, suppliers and other unaffiliated companies arose as part of contractual agreements. Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has guaranteed certain obligations and liabilities of its divested subsidiaries including Conoco and Consolidation Coal Sales Company. Conoco and Consolidation Coal Sales Company have indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2009, the company had no liabilities recorded for these obligations.

Additional information with respect to the company's guarantees is included in Note 20 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Master Operating Leases

Prior to November 2009, the company leased short-lived equipment under a master operating lease program. Lease payments for these assets totaled $38 million in 2009, $55 million in 2008 and $59 million in 2007, and were reported as operating expenses in the Consolidated Income Statements. The leases under this program were considered operating leases and accordingly the related assets and liabilities were not recorded on the Consolidated Balance

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Sheets. In November 2009 the lease was terminated. The company purchased the assets for a total of $53 million, the residual value of the assets at the lease termination date.

Contractual Obligations

Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2009	2010	2011 – 2012	2013 – 2014	2015 and beyond
Long-term and short-term debt[1]	$10,502	$981	$409	$3,232	$5,880
Expected cumulative cash requirements for interest payments through maturity	3,403	440	875	618	1,470
Capital leases[1]	8	1	-	3	4
Operating leases	915	221	336	211	147
Purchase obligations[2]
Information technology infrastructure & services	295	144	119	24	8
Raw material obligations	244	123	80	29	12
Utility obligations	395	300	53	10	32
INVISTA-related obligations[3]	1,778	327	580	583	288
Human resource services	108	36	72	-	-
Other[4]	47	33	13	-	1
Total purchase obligations	2,867	963	917	646	341
Other liabilities[1,5]
Workers' compensation	74	16	31	13	14
Asset retirement obligations	56	6	8	10	32
Environmental remediation	396	70	148	88	90
Legal settlements	40	33	7	-	-
License agreement[6]	503	90	179	170	64
Other[7]	134	28	21	22	63
Total other long-term liabilities	1,203	243	394	303	263
Total contractual obligations	$18,898	$2,849	$2,931	$5,013	$8,105

1
Included in the Consolidated Financial Statements.

2
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3
Includes raw material supply obligations of $1.7 billion and contract manufacturing obligations of $18 million.

4
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

7
Primarily represents employee-related benefits other than pensions and other postretirement benefits.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations.

Long-Term Employee Benefits

The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability and life insurance protection for employees (other long-term employee benefits). Approximately 80 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions are required to be made to the principal U.S. pension plan in 2010 and no contributions are currently anticipated. Contributions beyond 2010 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $306 million in 2009 and anticipates that it will make approximately $270 million in contributions in 2010 to pension plans other than the principal U.S. pension plan.

In August 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Effective January 1, 2007, for such employees hired on that date or thereafter, and effective January 1, 2008, for such active employees on the rolls as of December 31, 2006, the company contributes 100 percent of the first 6 percent of the employee's contribution election. Additionally, for such employees, the company contributes 3 percent of each eligible employee's compensation regardless of the employee's contribution election. The definition of eligible compensation has also been expanded to be similar to the definition of eligible compensation used in determining pension benefits. Such full service employees on the rolls as of December 31, 2006 will also accrue additional benefits in the pension plan, but the annual rate of pension accrual is about one-third of the previous rate. In addition, company-paid postretirement survivor benefits for such employees do not continue to grow after December 31, 2007. Such employees hired in the U.S. after December 31, 2006 do not participate in the pension and post-retirement medical, dental and life insurance plans.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $323 million, $326 million and $315 million for 2009, 2008 and 2007, respectively. This amount is expected to be about $341 million in 2010. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges and credits related to long-term employee benefits.

(Dollars in millions)	2009	2008		2007
Defined benefit plan (benefits)/charges	$155	$(362)		$(54)
Defined contribution plan charges	245	250	[1]	99
Other long-term employee benefit charges	220	181		192
Net amount	$620	$69		$237

1
Includes an accrual of $16 million for company match and contribution based on compensation paid in 2009 for 2008 service.

The above (benefits)/charges for pension and other long-term employee benefits are determined as of the beginning of each year. The increase in pension expense in 2009 primarily reflects unfavorable returns on pension assets during 2008. The decrease in pension expense in 2008 primarily reflects favorable returns on pension assets during 2007.

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 22 to the Consolidated Financial Statements). For 2010, long-term employee benefits expense is expected to increase by about $410 million, principally due to lower market-related value of pension assets.

Other Employee-Related Benefits

In October 2009, the company announced revisions to its vacation benefits policy covering all U.S. employees. Effective December 31, 2010, entitled vacation for the following year will no longer vest at the end of each preceding year. In addition, vacation will be earned monthly and accrued on the first day of each calendar month during the year beginning in 2011. These revisions to the company's vacation benefits policy will provide a one-time benefit of approximately $160 million in 2010.

Environmental Matters

DuPont operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the company monitors these changes closely. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, DuPont implements voluntary programs to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Management has noted a global upward trend in the amount and complexity of proposed chemicals regulation. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be significant for the foreseeable future.

Environmental Operating Costs

As a result of its operations, DuPont incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring, and obtaining permits. The company also incurs costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. Related to these activities, DuPont incurred environmental operating costs of $483 million in 2009, $525 million in 2008 and $500 million in 2007.

Remediation Expenditures

RCRA, which extensively regulates the treatment, storage and disposal of hazardous waste, requires that permitted facilities undertake an assessment of environmental contamination. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were approximately $49 million, $51 million and $47 million in 2009, 2008 and 2007, respectively.

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

As of December 31, 2009, the company has been notified of potential liability under CERCLA or state laws at about 400 sites around the U.S., with active remediation under way at approximately 150 of these sites. In addition, the company has resolved its liability at approximately 165 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at three new sites during 2009 compared with five and six similar notices in 2008 and 2007, respectively. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $18 million, $17 million and $20 million in 2009, 2008 and 2007, respectively.

For nearly all Superfund sites, the company's potential liability will be significantly less than the total site remediation costs because the percentage of waste attributable to the company versus that attributable to all other PRPs at any given site is typically relatively low. Other PRPs at sites, where the company is a party, typically have the financial strength to meet their obligations and, where they do not, or where PRPs cannot be located or have declared bankruptcy, the company's own share of liability has not materially increased. There are relatively few sites where the company is a major participant and the cost to the company of remediation at those sites and at all CERCLA sites in the aggregate, is not expected to have a material impact on the financial position, liquidity or results of operations of the company.

Total expenditures for previously accrued remediation activities under RCRA, CERCLA and similar state and global laws were $72 million, $81 million and $68 million in 2009, 2008 and 2007, respectively.

Remediation Accruals

At December 31, 2009, the Consolidated Balance Sheets included an accrued liability of $396 million related to activities under RCRA, CERCLA and similar state and global laws compared to $379 million at December 31, 2008. Considerable uncertainty exists with respect to environmental remediation costs, particularly those related to RCRA, and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2009. Of the $396 million accrued liability, approximately ten percent was reserved for non-U.S. facilities. Approximately 65 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while about 25 percent was attributable to CERCLA liabilities. Remediation accruals of $89 million, $103 million and $76 million were added to the reserve in 2009, 2008 and 2007, respectively. Based on existing facts and circumstances, management does not believe that a material loss, in excess of amounts accrued, related to remediation activities at any individual site or location is reasonably possible.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Changes in the remediation accruals balance at December 31, 2009, 2008 and 2007 are summarized below:

(Dollars in millions)
Balance at December 31, 2007	$357
Remediation Payments	(81)
Increase in Reserve	103
Balance at December 31, 2008	$379
Remediation Payments	(72)
Increase in Reserve	89
Balance at December 31, 2009	$396

Pre-Tax Environmental Expenses

Pre-tax environmental expenses charged to current operations in 2009, 2008 and 2007 are summarized below.

	At December 31,
(Dollars in millions)	2009	2008	2007
Environmental Operating Costs	$483	$525	$500
Increase in Remediation Accruals	89	103	76
	$572	$628	$576

About 75 percent of total pre-tax environmental expenses charged to current operations in 2009 resulted from operations in the U.S. Total pre-tax environmental expenses charged to operations in 2009 decreased $56 million versus 2008 due principally to decreased environmental research activities and a year over year decline in the increase in the remediation accrual. The decrease in total pre-tax environmental expenses in 2009 versus 2008, compared to an increase of $52 million in 2008 versus 2007 is not material to DuPont's financial position, liquidity or results of operations. Based on existing facts and circumstances, management does not believe that year over year changes, if any in environmental expenses charged to current operations will have a material impact on DuPont's financial position, liquidity or results of operations.

Environmental Capital Expenditures

In 2009, DuPont spent approximately $89 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $125 million in 2010. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

Climate Change

DuPont believes that climate change is an important global issue that will present risks and opportunities to business and society at large. Since the early 1990s when DuPont began taking action to reduce greenhouse gas emissions, the company has achieved major global reductions in emissions. Voluntary emissions reductions implemented by DuPont and other companies are valuable but alone will not be sufficient to effectively address a problem of this scale. DuPont is actively engaged in the effort to develop constructive public policies to reduce greenhouse gas emissions and encourage lower carbon forms of energy.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Kyoto Protocol to the United Nations Framework Convention on Climate Change entered into force in February 2005 and, while not ratified by the U.S., has spurred policy action by many other countries and regions around the world including the European Union. Considerable international attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto Protocol expires in 2012. Proposed and existing legislative efforts to control or limit greenhouse gas emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services.

At the national and regional level, there are existing efforts to address climate change. Several DuPont facilities in the European Union are regulated under the EU Emissions Trading Scheme ("EU ETS.") In other countries, including the U.S., policy debate continues. The current unsettled policy environment in the U.S., adds an element of uncertainty to business decisions particularly those relating to long-term capital investments. If in the absence of federal legislation, states were to implement programs mandating GHG emissions reductions, DuPont, its suppliers and customers could be competitively disadvantaged by the added administrative costs and burden of complying with a variety of state-specific requirements. A 2007 U.S. Supreme Court ruling directed EPA to determine whether carbon dioxide endangers human health and, if so, to take steps to regulate it under the CAA. In December 2009, EPA made a determination that carbon dioxide emissions endanger human health and the environment requiring EPA to pursue regulation of carbon dioxide emissions under the CAA. Such regulation by EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal, market-based cap and trade program. Differences in regional or national legislation could present challenges in a global marketplace highlighting the need for coordinated global policy action.

In the fourth quarter 2009, EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule which requires reporting of greenhouse gas (GHG) emissions in the United States beginning in 2010. EPA may adopt additional requirements under the rule. The rule requires suppliers of fossil fuels or industrial greenhouse gases, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG emissions to submit annual reports to EPA. DuPont has about 30 sites that have a stake in one or more of the covered gases at which emissions monitoring equipment must be installed. Until all regulatory requirements under the rule are finalized, considerable uncertainty will remain regarding cost estimates. Based on the final rule and EPA's 2009 proposal regarding additional requirements, management does not expect that the cost to comply with the rule will be material to its operations and consolidated financial position.

The company assesses the potential risks that climate change could present, and looks for opportunities to make its overall portfolio less energy and emissions intensive. DuPont weighs energy use when investments or divestitures are considered. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy.

Registration

The goal of the U.S. Toxic Substances Control Act (TSCA) is to prevent unreasonable risks of injury to health or the environment associated with the manufacture, processing, distribution in commerce, use, or disposal of chemical substances. Under TSCA, the EPA has established reporting, record-keeping, testing and control-related requirements for new and existing chemicals. In September 2009, EPA announced its comprehensive approach to enhance the Agency's current chemicals management program under TSCA, including development of action plans. The Agency's actions on chemicals may include initiating regulatory action to label, restrict, or ban a chemical, or to require the submission of additional data needed to determine the risk a chemical may pose. Also in 2009, EPA announced its "Essential Principle for Reform of Chemicals Management Legislation." The company is monitoring these developments under TSCA.

In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals. This regulatory framework known as REACH entered into force on June 1, 2007. One

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemicals Agency. The Regulation also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. Complete registrations containing extensive data on the characteristics of the chemical will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemical. The first registrations for substances that were preregistered in 2008 are required in 2010; subsequent registrations are due in 2013 and 2018. New substances that will be manufactured or imported need to be registered prior to being placed on the market (also known as non phase in substances). The company is working on both the 2010 registrations as well as the non phase in registrations. By June 1, 2013, the Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. By June 1, 2019, the Commission will determine whether to extend the duty to warn from substances of very high concern to those that could be dangerous or unpleasant. Management does not expect that the costs to comply with REACH will be material to its operations and consolidated financial position.

Facility Security

DuPont recognizes that the security and safety of its operations are critical to its employees, neighbors and, indeed, to the future of the company. As such, the company has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber attacks. DuPont is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

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

In June of 2008 DHS notified those facilities that were preliminarily determined to be covered by the Rule's security requirements. DuPont facilities that were preliminarily determined to be covered conducted and submitted security vulnerability assessments to DHS. Based on its review of these assessments, DHS made final determinations as to which facilities were covered and the risk-base tier into which each falls. These facilities are submitting site security plans to DHS. Once DHS has reviewed and provided preliminary approval of the plans, it will meet with facilities before providing final approval. DuPont has already devoted substantial effort and resources in assessing security vulnerabilities and taking steps to reinforce security at its chemical manufacturing facilities. Until each facility develops and receives DHS approval for its site security plan, specific requirements cannot be determined and considerable uncertainty exists regarding estimates for future capital expenditures. However, based on guidance issued by DHS regarding its risk-based performance standards, it is expected that new security measures will need to be implemented at the regulated facilities and that total capital costs to implement such measures over the next four years will be about $50 million.

PFOA

DuPont manufactures fluoropolymer resins and dispersions as well as fluorotelomers, marketing many of them under the Teflon® and Zonyl® brands. All of these products are part of the Performance Chemicals segment.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, the EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2005, the EPA issued a draft risk assessment on PFOA stating that the cancer data for PFOA may be best described as "suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential" under the EPA's Guidelines for Carcinogen Risk Assessment. At EPA's request, the Science Advisory Board (SAB) reviewed and commented on the scientific soundness of this assessment. In its May 2006 report, the SAB set forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the Guidelines' descriptor of "likely to be carcinogenic." However, the report stated that additional data should be considered before the EPA finalizes its risk assessment of PFOA. The EPA has acknowledged that it will consider additional data, including new research and testing, and has indicated that another SAB review will be sought after the EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. Although the EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.

DuPont respects the EPA's position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address the EPA's questions. In January 2006, DuPont pledged its commitment to the EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2009, (for the year 2008), DuPont reported to the EPA that it had achieved about a 99 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 98 percent reduction in global manufacturing emissions, exceeding the EPA's 2010 objective. DuPont will work individually and with others in the industry to inform EPA's regulatory counterparts in the European Union, Canada, China and Japan about these activities and PFOA in general, including emissions reductions from DuPont's facilities, reformulation of the company's fluoropolymer dispersions and new manufacturing processes for fluorotelomers products.

DuPont introduced in late 2006, Echelon™ technology which reduces the PFOA content 99 percent in aqueous fluoropolymer dispersion products. DuPont has converted customers representing over 95 percent of the sales volume for these product lines to newly formulated Echelon™ technology.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

In the fourth quarter of 2009, EPA announced the start of a comprehensive approach to enhancing EPA's current chemicals management program under TSCA. As part of this enhancement, EPA released four Existing Chemical Action Plans (the Plans) in December 2009 of which one covers long-chain perfluorinated chemicals (PFCs) including PFOA. The Plans outline the risks that the use of the specified chemicals may present and the specific steps that EPA will take to address concerns. EPA indicated that it intends to propose regulatory actions in 2012 to address the potential risks from PFCs, but the specific steps noted in the PFCs Plan are generally consistent with the requirements of the 2010/2015 PFOA Stewardship Program.

In January 2009, the EPA issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting an action level of 0.40 ppb (see Note 20 to the Consolidated Financial Statements).

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

Based on extensive health and toxicological studies, DuPont believes that PFOA exposure does not pose a health risk to the general public. Human studies have evaluated many health endpoints across a wide range of exposed populations. While some associations have been reported, no human health effects are known to be caused by PFOA. A considerable number of human health studies are ongoing and results will be available over the next several years.

There have not been any regulatory or government actions that prohibit the production or use of PFOA. However, there can be no assurance that there will not be in the future. Products currently manufactured by the company representing approximately $1 billion of 2009 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 20 to the Consolidated Financial Statements).

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

As part of the company's financial risk management processes, it continuously evaluates the relative credit standing of all of the financial institutions that service DuPont and monitors actual exposures versus established limits. The company has not sustained credit losses from instruments held at financial institutions.

The company maintains cash and cash equivalents, marketable securities, derivatives and certain other financial instruments with various financial institutions. These financial institutions are generally highly rated and geographically dispersed and the company has a policy to limit the dollar amount of credit exposure with any one institution.

The company's sales are not materially dependent on a single customer or small group of customers. As of December 31, 2009, no one individual customer balance represented more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

The company uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities of its operations. The primary business objective of this hedging program is to maintain an approximately balanced position in foreign currencies so that exchange gains and losses resulting from exchange rate changes, net of related tax effects, are minimized. The company also uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. The objective of the hedge program is to reduce earnings and cash flow volatility related to changes in foreign currency exchange rates.

Part II

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued

The following table summarizes the impacts of this program on the company's results of operations for the years ended December 31, 2009, 2008 and 2007, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts.

(Dollars in millions)	2009	2008	2007
Pre-tax exchange loss	$(205)	$(255)	$(85)
Tax (expense)/benefit	91	83	54
After-tax loss	$(114)	$(172)	$(31)

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

Additional details on these and other financial instruments are set forth in Note 24 to the Consolidated Financial Statements.

Sensitivity Analysis

The following table illustrates the fair values of outstanding derivative contracts at December 31, 2009 and 2008, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31,

Part II

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued

2009 and 2008. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency, agricultural and energy derivative sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2009	2008	2009	2008
Interest rate swaps	$-	$43	$(60)	$(16)
Foreign currency contracts	97	(348)	(752)	(581)
Agricultural feedstocks	-	1	(21)	(49)
Energy feedstocks	(101)	(161)	(119)	(189)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2009, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2009 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the company's Audit Committee and independent registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, "Election of Directors." The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company's 2009 Proxy Statement for the Annual Meeting of Stockholders held on April 29, 2009. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in the Proxy section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and in Part I, Item 4 of this report.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company's website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections "Compensation Discussion and Analysis," "2009 Summary Compensation Table," "2009 Grants of Plan-Based Awards," "Outstanding Equity Awards," "2009 Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination or Change in Control," and "Directors' Compensation." Information related to the Compensation Committee is included within the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

Part III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

Securities authorized for issuance under equity compensation plans as of December 31, 2009

(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	80,992	[1]	$40.59	30,463
Equity compensation plans not approved by security holders	11,094	[4]	$44.18	-	[5]
Total	92,086		$41.05	30,463
1
Includes stock-settled time-vested and performance-based restricted stock units granted and stock units deferred under the company's Equity and Incentive Plan, Stock Performance Plan, Variable Compensation Plan and the Stock Accumulation and Deferred Compensation Plan for Directors. Performance-based restricted stock units reflect the maximum number of shares to be awarded at the conclusion of the performance cycle (200 percent of the original grant). The actual award payouts can range from zero to 200 percent of the original grant.

2
Represents the weighted-average exercise price of the outstanding stock options only; the outstanding stock-settled time-vested and performance-based restricted stock units and deferred stock units are not included in this calculation.

3
Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan approved by the shareholders on April 25, 2007 (see Note 23 to the company's Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (the "Share Limit") shall be 60,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 20,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four shares for every one share actually issued in connection with such award. (For example, if 22,000 shares of restricted stock are granted under the Equity and Incentive Plan, 28,000 shall be charged against the Share Limit in connection with that award.)

4
Includes 4 deferred stock units resulting from base salary and short-term incentive ("STIP") deferrals under the Management Deferred Compensation Plan ("MDCP"). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange. This column also includes the following: (i) options totaling 10,133 granted under the company's 2002 Corporate Sharing Program (see Note 23 to the Consolidated Financial Statements); (ii) and 100 options with an exercise price of $46.50 granted to a consultant; and (iii) 857 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada.

5
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

Part III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to the company's policy and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled "Review and Approval of Transactions with Related Persons." Information with respect to director independence is incorporated by reference herein to the Proxy and is included in the sections entitled "DuPont Board of Directors – Corporate Governance Guidelines," "Guidelines for Determining the Independence of DuPont Directors," "Committees of the Board" and "Committee Membership."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Ratification of Independent Registered Public Accounting Firm."

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements, Financial Statement Schedules and Exhibits:

1.
Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.
Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
For the Year Ended December 31, 2009 Allowance for Doubtful Receivables	$238	$112	$28	$322
Total Allowances Deducted from Assets	$238	$112	$28	$322
For the Year Ended December 31, 2008 Allowance for Doubtful Receivables	$261	$41	$64	$238
Total Allowances Deducted from Assets	$261	$41	$64	$238
For the Year Ended December 31, 2007 Allowance for Doubtful Receivables	$233	$66	$38	$261
Total Allowances Deducted from Assets	$233	$66	$38	$261

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2009.

Separate financial statements of affiliated companies accounted for by the equity method are omitted because no such affiliate individually constitutes a 20 percent significant subsidiary.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

  3.
  Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description
3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2007).
3.2	Company's Bylaws, as last amended effective November 1, 2009.
4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.2*	Company's Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.3 to the company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.3*	Company's Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K filed on July 20, 2006).
10.4*	Company's Rules for Lump Sum Payments adopted July 17, 2006 (incorporated by reference to Exhibit 99.2 to the company's Current Report on Form 8-K filed on July 20, 2006).
10.5*	Company's Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.6*	Company's Equity and Incentive Plan as approved by the company's shareholders on April 25, 2007 (incorporated by reference to pages C1-C13 of the company's Annual Meeting Proxy Statement dated March 19, 2007).
10.7*	Terms and conditions of performance-based restricted stock units granted in 2007 under the company's Stock Performance Plan (incorporated by reference to Exhibit 10.12 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2007).
10.8*	Form of Award Terms under the company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.9*	Company's Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10.10*	Company's Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.11*	Company's Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.12*	Company's Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended July 16, 2008 (incorporated by reference to Exhibit 10.20 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2008).
10.13*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.15 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).
12	Computation of the Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

Exhibit Number	Description
31.1	Rule 13a-14 (a)/15d-14 (a) Certification of the company's Principal Executive Officer.
31.2	Rule 13a-14 (a)/15d-14 (a) Certification of the company's Principal Financial Officer.
32.1	Section 1350 Certification of the company's Principal Executive Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
32.2	Section 1350 Certification of the company's Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2010
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E. J. KULLMAN E. J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010
/s/ S. W. BODMAN S. W. Bodman	Director	February 17, 2010
/s/ R. H. BROWN R. H. Brown	Director	February 17, 2010
/s/ R. A. BROWN R. A. Brown	Director	February 17, 2010
/s/ B. P. COLLOMB B. P. Collomb	Director	February 17, 2010
/s/ C. J. CRAWFORD C. J. Crawford	Director	February 17, 2010
/s/ A. M. CUTLER A. M. Cutler	Director	February 17, 2010
/s/ J. T. DILLON J. T. Dillon	Director	February 17, 2010
/s/ E. I. DU PONT, II E. I. du Pont, II	Director	February 17, 2010
/s/ M. A. HEWSON M. A. Hewson	Director	February 17, 2010
/s/ L. D. JULIBER L. D. Juliber	Director	February 17, 2010
/s/ W. K. REILLY W. K. Reilly	Director	February 17, 2010

[This page intentionally left blank]

E.I. du Pont de Nemours and Company

Index to the Consolidated Financial Statements

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements

Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows. Their report is presented on the following page.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2009, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Senior Vice President and Chief Financial Officer

February 17, 2010

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in the consolidated financial statements, the company changed the manner in which it accounted for uncertainty in income taxes in 2007.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 17, 2010

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2009	2008	2007
Net sales	$26,109	$30,529	$29,378
Other income, net	1,219	1,307	1,275
Total	27,328	31,836	30,653
Cost of goods sold and other operating charges	19,708	23,548	21,746
Selling, general and administrative expenses	3,440	3,593	3,396
Research and development expense	1,378	1,393	1,338
Interest expense	408	376	430
Employee separation/asset related charges, net	210	535	-
Total	25,144	29,445	26,910
Income before income taxes	2,184	2,391	3,743
Provision for income taxes	415	381	748
Net income	1,769	2,010	2,995
Less: Net income attributable to noncontrolling interests	14	3	7
Net income attributable to DuPont	$1,755	$2,007	$2,988
Basic earnings per share of common stock	$1.93	$2.21	$3.25
Diluted earnings per share of common stock	$1.92	$2.20	$3.22

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,021	$3,645
Marketable securities	2,116	59
Accounts and notes receivable, net	5,030	5,140
Inventories	5,380	5,681
Prepaid expenses	129	143
Income taxes	612	643
Total current assets	17,288	15,311
Property, plant and equipment	28,915	27,954
Less: Accumulated depreciation	17,821	16,800
Net property, plant and equipment	11,094	11,154
Goodwill	2,137	2,135
Other intangible assets	2,552	2,710
Investment in affiliates	1,014	844
Other assets	4,100	4,055
Total	$38,185	$36,209
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$3,542	$3,128
Short-term borrowings and capital lease obligations	1,506	2,012
Income taxes	154	110
Other accrued liabilities	4,188	4,460
Total current liabilities	9,390	9,710
Long-term borrowings and capital lease obligations	9,528	7,638
Other liabilities	11,490	11,169
Deferred income taxes	126	140
Total liabilities	30,534	28,657
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2009 and 2008:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at December 31, 2009 – 990,855,000; 2008 – 989,415,000	297	297
Additional paid-in capital	8,469	8,380
Reinvested earnings	10,710	10,456
Accumulated other comprehensive loss	(5,771)	(5,518)
Common stock held in treasury, at cost
(Shares: December 31, 2009 and 2008 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	7,215	7,125
Noncontrolling interests	436	427
Total equity	7,651	7,552
Total	$38,185	$36,209

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid in Capital	Reinvested Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Stock- holders' Equity	Compre- hensive Income
2007
Balance January 1, 2007	$237	$303	$7,797	$9,679	$(1,867)	$(6,727)	$441	$9,863
Contribution from noncontrolling interest							2	2
Net income				2,988			7	2,995	$2,995
Cumulative translation adjustment					94			94	94
Net revaluation and clearance of cash flow hedges to earnings					24			24	24
Pension benefit plans					640		6	646	646
Other benefit plans					310			310	310
Net unrealized gain on securities					5			5	5
Total comprehensive income									$4,074
Common dividends ($1.52 per share)				(1,399)			(14)	(1,413)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		3	638					641
Repurchased						(1,695)		(1,695)
Retired		(10)	(256)	(1,429)		1,695
Adjustment to initially apply uncertainty in income taxes standard				116				116
Balance December 31, 2007	$237	$296	$8,179	$9,945	$(794)	$(6,727)	$442	$11,578
2008
Net income				2,007			3	2,010	$2,010
Cumulative translation adjustment					(120)		(1)	(121)	(121)
Net revaluation and clearance of cash flow hedges to earnings					(199)		(2)	(201)	(201)
Pension benefit plans					(4,122)		(8)	(4,130)	(4,130)
Other benefit plans					(272)			(272)	(272)
Net unrealized loss on securities					(11)			(11)	(11)
Total comprehensive loss									$(2,725)
Common dividends ($1.64 per share)				(1,486)			(7)	(1,493)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		1	201					202
Balance December 31, 2008	$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427	$7,552
2009
Acquistion of a majority interest in a consolidated subsidiary							1	1
Purchase of subsidiary shares from noncontrolling interest							(1)	(1)
Net income				1,755			14	1,769	$1,769
Cumulative translation adjustment					89			89	89
Net revaluation and clearance of cash flow hedges to earnings					93		2	95	95
Pension benefit plans					(333)		(4)	(337)	(337)
Other benefit plans					(106)			(106)	(106)
Net unrealized gain on securities					4			4	4
Total comprehensive income									$1,514
Common dividends ($1.64 per share)				(1,491)			(3)	(1,494)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans			89					89
Balance December 31, 2009	$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436	$7,651

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2009	2008	2007
Operating activities
Net income	$1,769	$2,010	$2,995
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,251	1,169	1,158
Amortization of intangible assets	252	275	213
Other noncash charges and credits – net	976	814	358
Contributions to pension plans	(306)	(252)	(277)
Decrease (increase) in operating assets:
Accounts and notes receivable	69	488	(214)
Inventories and other operating assets	481	(663)	(267)
(Decrease) increase in operating liabilities:
Accounts payable and other operating liabilities	(115)	(515)	470
Accrued interest and income taxes	364	(197)	(146)
Cash provided by operating activities	4,741	3,129	4,290
Investing activities
Purchases of property, plant and equipment	(1,308)	(1,978)	(1,585)
Investments in affiliates	(124)	(55)	(113)
Payments for businesses – net of cash acquired	(13)	(144)	(13)
Proceeds from sale of assets – net of cash sold	91	50	251
Net decrease (increase) in short-term financial instruments	(2,016)	40	(39)
Forward exchange contract settlements	(927)	508	(285)
Other investing activities – net	(1)	(31)	34
Cash used for investing activities	(4,298)	(1,610)	(1,750)
Financing activities
Dividends paid to stockholders	(1,492)	(1,496)	(1,409)
Net (decrease) increase in short-term (less than 90 days) borrowings	(317)	(891)	1,117
Long-term and other borrowings:
Receipts	3,685	3,527	1,998
Payments	(1,977)	(547)	(3,458)
Repurchase of common stock	-	-	(1,695)
Proceeds from exercise of stock options	1	94	445
Proceeds from termination of interest rate swap	-	226	-
Other financing activities – net	3	(35)	(67)
Cash provided by (used for) financing activities	(97)	878	(3,069)
Effect of exchange rate changes on cash	30	(57)	20
Increase (decrease) in cash and cash equivalents	376	2,340	(509)
Cash and cash equivalents at beginning of year	3,645	1,305	1,814
Cash and cash equivalents at end of year	$4,021	$3,645	$1,305
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$403	$336	$527
Taxes	63	609	795

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

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. This includes majority-owned entities for which the company does not consolidate because a minority investor holds substantive participating rights. Investments in affiliates over which the company does not have significant influence are accounted for by the cost method or as available-for-sale securities.

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

Other assets include long-term investments in securities, which comprise investments for which market values are not readily available (cost investments) and available-for-sale securities that are reported at fair value (see Note 14).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Fair Value Measurements

Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1	–	Quoted market prices in active markets for identical assets or liabilities;
Level 2	–
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);
Level 3	–	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

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

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

exceeds the fair value of the long-lived asset. The company's fair value methodology is based on quoted market prices, if available. If quoted market prices are not available, an estimate of fair market value is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell and depreciation is discontinued.

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

Insurance/Self-Insurance

The company self-insures certain risks where permitted by law or regulation, including workers' compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses, net, under other income, net. Income tax related penalties are included in the provision for income taxes.

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

Variable Interest Entities (VIEs)

The company consolidates VIEs where DuPont is considered the primary beneficiary. At December 31, 2009, the assets, liabilities and operations of these entities are not material to the Consolidated Financial Statements of the company.

The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2009, the assets and liabilities of the other VIEs are not material to the Consolidated Financial Statements of the company. The company's share of the net income (loss) of these VIEs is included in other income, net, in the Consolidated Income Statements and is not material.

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

In the event that a derivative designated as a hedge of a firm commitment or an anticipated transaction is terminated prior to the maturation of the hedged transaction, gains or losses realized at termination are deferred and included in the measurement of the hedged transaction. If a hedged transaction matures, or is sold, extinguished, or terminated prior to the maturity of a derivative designated as a hedge of such transaction, gains or losses associated with the derivative through the date the transaction matured are included in the measurement of the hedged transaction and the derivative is reclassified as for trading purposes. Derivatives designated as a hedge of an anticipated transaction are reclassified as for trading purposes if the anticipated transaction is no longer probable.

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 24 for additional discussion regarding the company's objectives and strategies for derivative instruments.

Reclassifications

Certain reclassifications of prior years' data have been made to conform to 2009 classifications.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Subsequent Events

The company's management has evaluated the period from January 1, 2010 through February 17, 2010, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. In January 2010, the Venezuelan government announced a devaluation of the bolivar for the first time since 2005 in an effort to stabilize the economy. This action is expected to impact the company's first quarter 2010 financial results. Refer to Note 28 for further details. No additional material subsequent events were identified.

Accounting Standards Issued Not Yet Adopted

In June 2009, FASB issued authoritative guidance on accounting for transfers of financial assets, which is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company's financial statements. The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. The company expects that this will not have a material effect on its financial position or results of operations.

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The company expects that upon adoption this will not have a material effect on its financial position or results of operations.

2.  FAIR VALUE MEASUREMENTS

In 2008, the company implemented the requirements for accounting of financial assets and financial liabilities reported at fair value. Effective January 1, 2009, the company prospectively implemented the requirements for non-financial assets and non-financial liabilities reported or disclosed at fair value, except for non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy. See Note 22 for a schedule of pension assets measured at fair value on a recurring basis. At December 31, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

Financial assets

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Level 1 Inputs	Level 2 Inputs
Derivatives	$128	$-	$128
Available-for-sale securities	27	27	-
	$155	$27	$128

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Financial liabilities

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Level 1 Inputs	Level 2 Inputs
Derivatives	$132	$-	$132

At December 31, 2008, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

Financial Assets

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Level 1 Inputs	Level 2 Inputs
Derivatives	$96	$-	$96
Available-for-sale securities	22	22	-
	$118	$22	$96

Financial liabilities

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Level 1 Inputs	Level 2 Inputs
Derivatives	$563	$-	$563

Refer to Note 24 for further discussions regarding the company's derivative instruments.

3.  OTHER INCOME, NET

	2009	2008	2007
Cozaar®/Hyzaar® licensing income, net	$1,032	$1,019	$943
Royalty income	127	111	125
Interest income	91	138	154
Equity in earnings of affiliates (Note 13)	99	81	(130)
Net gains on sales of assets	63	40	126
Net exchange gains/(losses)[1]	(218)	(219)	(65)
Miscellaneous income and expenses – net[2]	25	137	122
	$1,219	$1,307	$1,275
1
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are partially offset by the associated tax impact.

2
Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

4.  INTEREST EXPENSE

	2009	2008	2007
Interest incurred	$455	$425	$475
Interest capitalized	(47)	(49)	(45)
	$408	$376	$430

5.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET

During 2009, the company initiated additional actions to address the continuation of the global economic recession through a global restructuring program described below. At December 31, 2009, total liabilities relating to current and prior restructuring activities were $300.

2009 Restructuring Program

In second quarter 2009, in response to the protracted global economic recession, the company committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan was designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. The plan included the elimination of about 2,000 positions by severance principally located in the United States of America (U.S.). As a result, a charge of $340 was recorded in employee separation/asset related charges, net, which pertains to the following financial statement line items; cost of goods sold and other operating charges – 60 percent, selling, general and administrative expenses – 30 percent, and research and development expenses – 10 percent. This charge includes $212 of severance and related benefits costs, $24 of other non-personnel costs and $104 of asset related charges, including $77 for asset shut downs and write-offs, $11 for asset impairments and $16 for accelerated depreciation.

The 2009 restructuring program charge of $340 reduced segment earnings as follows: Electronics & Communications – $43; Performance Chemicals – $66; Performance Coatings – $65; Performance Materials – $110; Safety & Protection – $55; and Other – $1.

In the fourth quarter of 2009, the company recorded a net reduction of $30 in the estimated costs associated with the 2009 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and work force reductions through non-severance programs. The net reduction of $30 impacted segment earnings for the twelve months ended December 31, 2009 as follows: Electronics and Communications – $6; Performance Chemicals – $9; Performance Coatings – $(11); Performance Materials – $23; Safety & Protection – $8; and Other – $(5).

There were $33 of cash payments related to the 2009 restructuring program during 2009. As of December 31, 2009, approximately 1,000 employees have been separated related to the 2009 restructuring program, and about 150 positions were eliminated through other non-severance programs. The company expects this initiative and all related payments to be substantially complete by the end of 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the 2009 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-personnel Charges[1]	Total
Net charges to income in 2009	$104	$212	$24	$340
Charges to accounts
Payments	-	(33)[2]	-	(33)
Net translation adjustment	-	1	-	1
Net credits to income	-	(30)	-	(30)
Asset write-offs and adjustments	(104)	-	-	(104)
Balance at December 31, 2009	$-	$150	$24	$174
1
Other non-personnel charges consist of contractual obligation costs.

2
Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

2008 Restructuring Program

During 2008, in response to the challenging economic environment, the company initiated a global restructuring program to reduce costs and improve profitability across its businesses. The program included the elimination of approximately 2,500 positions principally located in Western Europe and the U.S. primarily supporting the motor vehicle and construction markets. As a result, a charge of $535 was recorded in employee separation/asset related charges, net, which pertains to the cost of goods sold and other operating charges financial statement line item. This charge included $287 related to employee severance costs and $248 of asset related charges, including $111 for asset shut-downs, $119 for asset impairments and $18 of other non-personnel charges.

The 2008 restructuring program charge of $535 reduced 2008 segment earnings as follows: Agriculture & Nutrition – $18; Electronics & Communications – $37; Performance Chemicals – $50; Performance Coatings – $209; Performance Materials – $94; Safety & Protection – $96; and Other – $31.

In 2009, the company recorded a $100 net reduction in the estimated costs associated with the 2008 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and workforce reductions through non-severance programs. The $100 net reduction impacted segment earnings for the year ended December 31, 2009 as follows: Agriculture & Nutrition – $1; Performance Chemicals – $3; Performance Coatings – $61; Performance Materials – $29; Safety & Protection – $2; and Other – $4.

There were $110 of cash payments related to the 2008 restructuring program in 2009. As of December 31, 2009, approximately 1,700 employees have been separated related to the 2008 global restructuring program, and about 400 positions were eliminated through other non-severance programs. The program is estimated to be complete by the end of 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the 2008 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-personnel Charges[1]	Total
Net charges to income in 2008	$230	$287	$18	$535
Charges to accounts
Net translation adjustment	-	19	1	20
Asset write-offs	(230)	-	(2)	(232)
Other	-	3	-	3
Balance at December 31, 2008	$-	$309	$17	$326
Payments	-	(110)[2]	(9)	(119)
Net translation adjustment	-	6	1	7
Net credits to income	-	(100)	-	(100)
Balance at December 31, 2009	$-	$105	$9	$114
1
Other non-personnel charges consist of contractual obligation costs.

2
Payments to employees of non-U.S. based subsidiaries are generally paid in lump sum amounts and are based on years of service. Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

6.  PROVISION FOR INCOME TAXES

	2009	2008	2007
Current tax expense (benefit):
U.S. federal	$23	$14	$372
U.S. state and local	(9)	(3)	10
International	328	327	335
Total current tax expense	342	338	717
Deferred tax expense (benefit):
U.S. federal	57	210	92
U.S. state and local	1	-	(21)
International	15	(167)	(40)
Total deferred tax expense	73	43	31
Provision for income taxes	$415	$381	$748

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The significant components of deferred tax assets and liabilities at December 31, 2009 and 2008, are as follows:

	2009		2008
	Asset	Liability	Asset	Liability
Depreciation	$-	$1,515	$-	$1,407
Accrued employee benefits	3,899	98	3,645	21
Other accrued expenses	1,029	366	1,270	462
Inventories	197	148	241	141
Unrealized exchange gains	5	-	4	-
Tax loss/tax credit carryforwards/backs	3,023	-	2,745	-
Investment in subsidiaries and affiliates	45	275	24	246
Amortization of intangibles	80	558	82	588
Other	291	152	206	84
Valuation allowance[1]	(1,759)	-	(1,693)	-
	$6,810	$3,112	$6,524	$2,949
Net deferred tax asset	$3,698		$3,575
1
The increase in valuation allowance is due to allowances established for new operating losses, credit carryforwards and other deferred tax assets of $88 ($419 – 2008) and allowances for loss carryforwards expiring and other adjustments of ($22) (($150) – 2008).

Deferred taxes are presented in the Consolidated Balance Sheets as of December 31, 2009 and 2008 as follows:

	Location on the Balance Sheet	2009	2008
Current deferred tax asset	Income Taxes	$612	$643
Non-current deferred tax asset[1]	Other Assets	3,240	3,087
Current deferred tax liability	Income Taxes	(28)	(15)
Non-current deferred tax liability	Deferred Income Taxes	(126)	(140)
Net deferred tax asset		$3,698	$3,575
1
See Note 14.

An analysis of the company's effective income tax rate (EITR) follows:

	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	(2.6)	(0.2)	(0.9)
Domestic operations	(1.4)	(2.8)	(3.2)
Lower effective tax rates on international operations – net	(11.8)	(14.3)	(7.5)
Tax settlements	(0.2)	(1.8)	(3.4)
	19.0%	15.9%	20.0%
1
Principally reflects the benefit of non-taxable exchange gains resulting from remeasurement of foreign currency denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 24 under the heading Currency Risk.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income before income taxes for U.S. and international operations was as follows:

	2009	2008	2007
United States (including exports)	$171	$992	$1,652
International	2,013	1,399	2,091
	$2,184	$2,391	$3,743

The drop in U.S. pre-tax earnings from 2008 to 2009 is primarily driven by two factors, overall decline in the U.S. economy as well as exchange. In 2008 the U.S. recorded $141 of exchange gains associated with the hedging program. However, in 2009, the program resulted in the company recording $485 of exchange losses. This swing in the exchange gains and losses year over year combined with the underlying decline in the U.S. economy accounts for the significant decrease in the U.S. earnings per the chart above. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 24 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2009, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,628. Of this amount, $1,326 has no expiration date, $50 expires after 2009 but before the end of 2014 and $252 expires after 2014.

At December 31, 2009, unremitted earnings of subsidiaries outside the U.S. totaling $11,279 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. In January 2007, the company implemented new provisions for the accounting for uncertainty in income taxes, which defines criteria that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise's financial statements and provides guidance on measurement, derecognition, classification, accounting for interest in penalties, accounting in interim periods, disclosure and transition.

The company and/or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 1999. It is reasonably possible that net reductions to the company's global unrecognized tax benefits could be in the range of $50 to $75 within the next twelve months

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

with the majority due to the settlement of uncertain tax positions with various tax authorities. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008	2007
Total Unrecognized Tax Benefits as of January 1	$677	$825	$1,070
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(60)	(49)	(173)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	68	51	34
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	42	59	77
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(9)	(157)	(209)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	(10)	(14)	(16)
Exchange gain/(loss)	31	(38)	42
Total Unrecognized Tax Benefits as of December 31	$739	$677	$825
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$566	$467	$443
Total amount of interest and penalties recognized in the Consolidated Income Statement	$12	$7	$25
Total amount of interest and penalties recognized in the Consolidated Balance Sheet	$125	$115	$114

7.  EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2009	2008	2007
Numerator:
Net income attributable to DuPont	$1,755	$2,007	$2,988
Preferred dividends	(10)	(10)	(10)
Net income available to common stockholders	$1,745	$1,997	$2,978
Denominator:
Weighted-average number of common shares outstanding – Basic	904,395,000	902,415,000	917,132,000
Dilutive effect of the company's employee compensation plans and accelerated share repurchase agreement	4,317,000	4,956,000	8,270,000
Weighted average number of common shares outstanding – Diluted	908,712,000	907,371,000	925,402,000

The weighted-average number of common shares outstanding in 2009 increased as a result of the issuance of new shares from the company's equity compensation plans. The weighted-average number of common shares outstanding in 2008 declined as a result of the company's 2007 repurchase and retirement of its common stock in connection with its $5 billion share buyback plan, which was authorized by the Board of Directors in October 2005. See Note 21 for further information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2009	2008	2007
Average number of stock options	72,899,000	40,831,000	23,252,000

The increase in the average number of stock options that were antidilutive in 2009 and 2008 was primarily due to the decrease in the company's average stock price.

8.  CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

December 31,	2009	2008
Cash and cash equivalents	$4,021	$3,645
Marketable securities	2,116	59
	$6,137	$3,704

The company's marketable securities consist of money market instruments, such as time deposits and bank deposits. The significant increase in marketable securities for 2009 is primarily due to longer maturities for current year investments, coupled with an increase in cash. The current carrying value approximates fair value due to the short-term nature of the investments.

9.  ACCOUNTS AND NOTES RECEIVABLE

December 31,	2009	2008
Accounts and notes receivable-trade, net of allowances of $322 in 2009 and $238 in 2008	$3,932	$3,838
Other[1]	1,098	1,302
	$5,030	$5,140
1
Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $35 for 2009, and $28 for 2008.

10.  INVENTORIES

December 31,	2009	2008
Finished products	$2,893	$3,156
Semifinished products	2,231	2,234
Raw materials, stores and supplies	872	1,199
	5,996	6,589
Adjustment of inventories to a LIFO basis	(616)	(908)
	$5,380	$5,681

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding seeds, stores and supplies, inventories valued under the LIFO method comprised 76 percent and 79 percent of consolidated inventories before LIFO adjustment for the periods ended December 31, 2009 and 2008, respectively. Seed inventories of $2,248 and $1,984 at December 31, 2009 and 2008, respectively, were valued

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

under the FIFO method. Stores and supplies inventories of $232 and $268 at December 31, 2009 and 2008, respectively, were valued under the average cost method.

11.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2009	2008
Buildings	$4,460	$4,284
Equipment	22,809	21,783
Land	520	484
Construction	1,126	1,403
	$28,915	$27,954

Property, plant and equipment includes gross assets acquired under capital leases of $36 and $54 at December 31, 2009 and 2008, respectively. Related amounts included in accumulated depreciation were $24 and $35 at December 31, 2009 and 2008.

12.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the year ended December 31, 2009, by reportable segment:

	Balance as of December 31, 2009	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2008	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2007
Agriculture & Nutrition	$476	$10	$466	$5	$461
Electronics & Communications	119	(1)	120	-	120
Performance Chemicals	189	5	184	-	184
Performance Coatings	809	-	809	-	809
Performance Materials	413	(7)	420	(1)	421
Safety & Protection	131	(5)	136	68	68
Other	-	-	-	(11)	11
Total	$2,137	$2	$2,135	$61	$2,074

Changes in goodwill in 2009 resulted from acquisition accounting refinements and other acquisitions and divestitures. In 2009, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2009			December 31, 2008
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Purchased and licensed technology	$1,622	$(716)	$906	$2,420	$(1,356)	$1,064
Patents	169	(57)	112	128	(45)	83
Trademarks	62	(22)	40	61	(19)	42
Other[1]	642	(302)	340	627	(260)	367
	2,495	(1,097)	1,398	3,236	(1,680)	1,556
Intangible assets not subject to amortization (Indefinite-lived)
Trademarks/tradenames	179	-	179	179	-	179
Pioneer germplasm[2]	975	-	975	975	-	975
	1,154	-	1,154	1,154	-	1,154
	$3,649	$(1,097)	$2,552	$4,390	$(1,680)	$2,710

1
Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances and noncompetition agreements.

2
Pioneer germplasm is the pool of genetic source material and body of knowledge gained from the development and delivery stage of plant breeding. The company recognized germplasm as an intangible asset upon the acquisition of Pioneer. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life. Prior to the adoption of the requirements for accounting for goodwill and other intangible assets, the company amortized germplasm on a straight-line basis over a period of forty years, the maximum period previously allowed under generally accepted accounting principles.

The aggregate pre-tax amortization expense for definite-lived intangible assets was $252 for 2009, $275 for 2008, and $213 for 2007. The estimated aggregate pre-tax amortization expense for 2010, 2011, 2012, 2013 and 2014 is $184, $188, $191, $190 and $175, respectively, which are primarily reported in cost of goods sold and other operating charges.

13.  SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2009, are DuPont Teijin Films, DuPont-Toray Company Ltd. and DuPont-Mitsui, all of which are owned 50 percent by the company. Dividends received from equity affiliates were $49 in 2009, $87 in 2008 and $88 in 2007.

	Year Ended December 31,
Results of operations	2009	2008	2007
Net sales[1]	$2,924	$3,064	$3,414
Earnings before income taxes	235	281	171
Net income	210	190	66
DuPont's equity in (losses) earnings of affiliates:
Partnerships-pretax[2]	(22)	(4)	(19)
Corporate joint ventures-after tax	121	85	54
Write-down of investment[3]	-	-	(165)
	$99	$81	$(130)

1
Includes sales to DuPont of $412 in 2009, $390 in 2008, and $496 in 2007.

2
Income taxes are reflected in the company's provision for income tax.

3
Impairment charge of $165 to write down the company's investment in a polyester films joint venture in the Performance Materials segment. As a result, at December 31, 2007, DuPont ceased using the equity method of accounting for three legal entities within the joint venture.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Financial position at December 31,	2009	2008
Current assets	$1,710	$1,638
Noncurrent assets	1,416	1,304
Total assets	3,126	2,942
Short-term borrowings[1]	375	496
Other current liabilities	768	797
Long-term borrowings[1]	178	93
Other long-term liabilities	111	143
Total liabilities	1,432	1,529
DuPont's investment in affiliates (includes advances)	$1,014	$844

1
The company's pro rata interest in total borrowings was $253 in 2009 and $288 in 2008, of which $32 in 2009 and $25 in 2008 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 20.

14.  OTHER ASSETS

December 31,	2009	2008
Long-term investments in securities	$112	$93
Deferred income taxes (Note 6)	3,240	3,087
Miscellaneous	748	875
	$4,100	$4,055

Included within long-term investments in securities are securities for which market values are not readily available (cost investments) and securities classified as available-for-sale. The company's cost investments totaled $85 and $71 at December 31, 2009 and 2008, respectively. The company's available for sale securities totaled $27 and $22 at December 31, 2009 and 2008, respectively.

15.  ACCOUNTS PAYABLE

December 31,	2009	2008
Trade payables	$3,020	$2,591
Payables to banks	54	82
Miscellaneous	468	455
	$3,542	$3,128

Trade payables includes $71 in 2009 and $73 for 2008 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

16.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2009	2008
Commercial paper	$444	$275
Other loans-various currencies	80	171
Long-term debt payable within one year	981	1,563
Capital lease obligations	1	3
	$1,506	$2,012

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $1,500 and $2,000 at December 31, 2009 and 2008, respectively.

Unused bank credit lines were approximately $2,600 and $2,700 at December 31, 2009 and 2008, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $350 and $325 at December 31, 2009 and 2008, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2009 and 2008 was 0.6 and 5.4 percent, respectively. The decrease in interest rate for 2009 was due primarily to low interest rates on commercial paper and long-term debt maturing within one year.

17.  OTHER ACCRUED LIABILITIES

December 31,	2009	2008
Compensation and other employee-related costs	$885	$841
Deferred revenue	1,174	1,037
Employee benefits (Note 22)	456	459
Discounts and rebates	302	331
Derivative instruments	71	487
Miscellaneous	1,300	1,305
	$4,188	$4,460

Deferred revenue principally includes advance customer payments related to businesses within the Agriculture & Nutrition segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company's restructuring programs, the estimated fair value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

18.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2009	2008
U.S. dollar:
Industrial development bonds due 2026, 2029[1]	$50	$50
Medium-term notes due 2013 – 2041[2]	426	432
5.75% notes due 2009[3]	-	200
5.88% notes due 2009[3]	-	401
6.88% notes due 2009[3,4]	-	894
4.125% notes due 2010[3,4]	911	936
4.75% notes due 2012	400	400
5.00% notes due 2013	749	749
5.00% notes due 2013	744	743
5.875% notes due 2014	996	995
4.875% notes due 2014	498	497
3.25% notes due 2015[4]	986	-
4.75% notes due 2015	399	-
5.25% notes due 2016	598	598
6.00% notes due 2018[5]	1,445	1,463
5.75% notes due 2019	498	-
4.625% notes due 2020	996	-
6.50% debentures due 2028	299	299
5.60% notes due 2036	395	395
Other loans (average interest rate of 4.2 percent)[3]	37	24
Foreign currency denominated loans:
Euro loans (average interest rate of 2.0 percent)[3]	3	4
Other loans (various currencies)[3]	72	114
	10,502	9,194
Less short-term portion of long-term debt	981	1,563
	9,521	7,631
Capital lease obligations	7	7
Total	$9,528	$7,638

1
Average interest rates on fixed rate industrial development bonds for December 31, 2009 and 2008, were 6.0 percent.

2
Average interest rates on medium-term notes at December 31, 2009 and 2008, were 3.3 percent and 4.0 percent, respectively.

3
Includes long-term debt due within one year.

4
The company has outstanding interest rate swap agreements with notional amounts totaling $1,900. Over the remaining terms of the notes and debentures, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of the swaps was an asset of $0 and $43 at December 31, 2009 and 2008, respectively.

5
During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85 percent.

The increase in total debt for 2009 is mainly due to the issuance of $1,000 of 3.25% Senior Notes due 2015, $400 of 4.75% Senior Notes due 2015, $500 of 5.75% Senior Notes due 2019, and $1,000 of 4.625% Senior Notes due 2020.

Maturities of long-term borrowings are $5, $404, $1,738 and $1,494 for the years 2011, 2012, 2013 and 2014, respectively, and $5,880 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities was $10,100 and $7,700 at December 31, 2009 and 2008, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

19.  OTHER LIABILITIES

December 31,	2009	2008
Employee benefits:
Accrued other long-term benefit costs (Note 22)	$3,791	$3,742
Accrued pension benefit costs (Note 22)	5,514	5,168
Accrued environmental remediation costs	326	289
Miscellaneous	1,859	1,970
	$11,490	$11,169

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

20.  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications. The company's product warranty liability as of December 31, 2009 and 2008 was $17 and $24, respectively. Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amount recorded for all indemnifications as of December 31, 2009 and December 31, 2008 was $100 and $110, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $100 at December 31, 2009. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies. At December 31, 2009, the company had directly guaranteed $684 of such obligations, and $119 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At December 31, 2009 and December 31, 2008, a liability of $146 and $121, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company's polyester films joint venture, which are guaranteed by the company.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 32 percent of the $358 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2009:

	Short-Term	Long-Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies1,[2]:
Bank borrowings (terms up to 6 years)	$505	$134	$639
Leases on equipment and facilities (terms up to 3 years)	12	1	13
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 3 years)	7	22	29
Leases on equipment and facilities (terms up to 1 year)	3	-	3
Total obligations for customers, suppliers, affiliated and other unaffiliated companies, and equity affiliates	527	157	684
Obligations for divested subsidiaries[3]:
Conoco (terms up to 17 years)	-	16	16
Consolidation Coal Sales Company (terms up to 2 years)	31	72	103
Total obligations for divested subsidiaries	31	88	119
	$558	$245	$803

1
Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

2
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

Prior to November 2009, the company leased short-lived equipment under a master operating lease program. Lease payments for these assets totaled $38 in 2009, $55 in 2008 and $59 in 2007, and were reported as operating expenses in the Consolidated Income Statements. The leases under this program were considered operating leases and accordingly the related assets and liabilities were not recorded on the Consolidated Balance Sheets. In November 2009 the lease was terminated. The company purchased the assets for a total of $53, the residual value of the assets at the lease termination date.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $221, $182, $155, $123 and $88 for the years 2010, 2011, 2012, 2013 and 2014, respectively, and $147 for

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $11. Net rental expense under operating leases was $302 in 2009, $320 in 2008, and $322 in 2007.

Asset Retirement Obligations

The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $56 and $60 at December 31, 2009 and 2008, respectively.

Litigation

PFOA

Regulatory and Environmental Actions

In January 2009, the U.S. Environmental Protection Agency (EPA) issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In March 2009, EPA and DuPont entered an Order on Consent under the Safe Drinking Water Act (SDWA) reflecting an action level of 0.40 ppb. Under the terms of the 2009 consent order, DuPont will conduct surveys, sampling and analytical testing in the area around its Washington Works site located in Parkersburg, West Virginia. If tests indicate the presence of PFOA, (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), in drinking water at 0.40 ppb or greater, the company will offer treatment or an alternative supply of drinking water. The 2009 consent order supersedes the November 2006 Order on Consent between DuPont and EPA which established a precautionary interim screening level for PFOA of 0.50 ppb in drinking water sources in the area around the Washington Works site. All of DuPont's remaining obligations under the 2006 consent order have been incorporated into the 2009 consent order.

In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site. The required third party peer review of the data generated in the monitoring process has been completed. The final report was issued in September 2009 and DuPont's response was issued in the fourth quarter 2009.

In late 2009, DuPont received an Information Request from EPA under the Clean Water Act (CWA) regarding previously reported historic disposal practices for waste generated by the Washington Works site that may contain PFOA. In December 2009, a similar request was made under the Resource Conservation and Recovery Act (RCRA) regarding the Chambers Works site in Deepwater, New Jersey. DuPont is in the process of responding to these requests.

In 2009 DuPont entered into a voluntary agreement with the New Jersey Department of Environmental Protection, (NJDEP), to sample private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA and treat any wells with PFOA above 0.40 ppb. DuPont has completed its obligations under the agreement and is treating one well.

At December 31, 2009, DuPont has accruals of about $0.5 to fund its activities described above.

EPA Administrative Complaints

In July and December 2004, the EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the RCRA regarding PFOA. Under a 2005 agreement settling the matter, the company paid civil fines of $10.25 and will complete two Supplemental Environmental Projects at a total cost of $6.25.

Civil Actions: Drinking Water

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

In July 2005, the company paid the plaintiffs' attorneys' fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2009 and year-end 2011 at a total estimated cost of $29, of which $5 was originally placed in an interest-bearing escrow account. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $24 of which $10 was originally placed in an interest-bearing escrow account. At December 31, 2009, the accrual balance relating to the funding of the independent science panel health studies and operating and maintaining the water treatment systems was $13, including $4 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at December 31, 2009, the company had not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.

In September 2007, LHWA refiled the suit it originally filed in Ohio state court and voluntarily dismissed in 2006. The suit claims that perfluorinated compounds, including PFOA, allegedly released from the Washington Works plant contaminated LHWA's well fields and underlying aquifer. In November 2009, LHWA sued DuPont in Ohio federal court alleging among other claims "imminent and substantial endangerment to health and or the environment" under RCRA based on detection of PFOA in its wells. LHWA seeks a variety of relief in both cases including compensatory and punitive damages, and an injunction requiring DuPont to provide a new "pristine" well field and the infrastructure to deliver it.

In the third quarter 2009, Emerald Coast Utilities Authority, owner and operator of public drinking water systems in Pensacola, Florida and nearby areas, filed suit against several defendants including the company alleging water contamination from PFOA and perfluorooctane sulfonate (PFOS). The case, originally filed in Florida state court, was removed to federal court in the fourth quarter 2009. DuPont does not have any facilities in the water district served by the Emerald Coast Utilities Authority that manufacture or use PFOA. DuPont does not and has not manufactured PFOS and does not use the compound in its processes. The complaint seeks testing, treatment, remediation and monitoring.

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants. One of these cases was filed in West Virginia state court by three individual plaintiffs on behalf of customers of the Parkersburg City Water District, but was removed on DuPont's motion to the U.S. District Court for the Southern District of West Virginia. In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs' appeal of the ruling was denied. In the second quarter 2009, the plaintiffs added a claim based on public nuisance and moved for again class certification. In the third quarter 2009, the Court granted summary judgment in DuPont's favor dismissing all claims brought by the three plaintiffs, including public nuisance and class certification, except for medical monitoring. In the fourth quarter 2009, plaintiffs voluntarily dismissed the medical monitoring claims. The court entered final judgment for DuPont in January 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The other two purported class actions were filed in New Jersey. One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont's Chambers Works plant in Deepwater, New Jersey. The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont's motion. The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb. In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. In October 2009, the Court granted class certification for certain sub-classes regarding public and private nuisance claims, while denying class certification for all other claims. The court also certified a legal question related to strict liability. In the fourth quarter 2009, plaintiffs in both cases filed motions for leave to add a claim under RCRA alleging "imminent and substantial endangerment to health and or the environment" based on detection of PFOA in public and private water wells. The motions will be decided before the June 2010 trial date recently set for both cases.

DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Consumer Products Class Actions

Number of Cases
Balance at January 1, 2007	22
Filed	1
Resolved	-
Balance at December 31, 2007	23
Filed	-
Resolved	(1)
Balance at December 31, 2008	22
Filed	-
Resolved	(22)
Balance at December 31, 2009	-

In the second quarter 2009, plaintiffs' counsel dismissed all twenty-two purported class actions that were filed against DuPont on behalf of consumers who purchased cookware with Teflon® non-stick coating in federal district courts.

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

In April 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE's response to these investigations and the related litigation and DuPont agreed to a disproportionate share of the venture's liabilities and costs related to these matters. Consequently, DuPont bears any potential liabilities and costs up to the initial $150. Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150. On June 30, 2005, DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC (DPE).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In July 2007, DPE pled guilty to conspiring to fix prices and paid a fine of CDN $4, approximately $3.8 USD, resolving all criminal antitrust allegations against it related to PCP in Canada.

In late March 2007, the EU antitrust authorities issued a Statement of Objections that made antitrust allegations regarding the PCP market against DPE, relating to the joint venture's activities, and DuPont, to which both responded. In December 2007, the EU antitrust authorities issued their decision, including the imposition of fines against DPE, Dow and DuPont totaling EURO 59.25. In February 2008, DuPont appealed the decision to the EU's Court of First Instance which has jurisdiction to review the findings and adjust the fine. It is very unlikely that the fine would be increased as a result of the review. In March 2008, the company provisionally paid the fine of EURO 59.25 ($90.9 USD); a portion of the payment may be refunded if the appeal is successful. While a decision on the February 2008 appeal has not been issued, the EU antitrust authorities revised the December 2007 decision by imposing an incremental fine on Dow of EURO 4.425 ($6.5 USD). Dow provisionally paid the incremental fine in the third quarter of 2008 which DuPont reimbursed under the agreements between the companies.

DDE resolved all criminal antitrust allegations against it related to PCP in the U.S. through a plea agreement with the Department of Justice (DOJ) in January 2005 which was approved by the court on March 29, 2005. The agreement requires the subsidiary to pay a fine of $84 which, at its election, is being paid in six equal, annual installments. The last remaining installment will be paid during the first quarter 2010. The agreement also requires the subsidiary to provide ongoing cooperation with the DOJ's investigation.

At December 31, 2009, the company has accruals of approximately $14 related to this matter and a receivable of $1.7 for the remaining amount that it expects to be reimbursed by Dow.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage. DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement. The status of Benlate® cases is indicated in the table below:

Number of Cases
Balance at January 1, 2007	60
Filed	2
Resolved	(48)
Balance at December 31, 2007	14
Filed	-
Resolved	(3)
Balance at December 31, 2008	11
Filed	2
Resolved	-
Balance at December 31, 2009	13

At December 31, 2009, there were ten cases pending in Florida state court, involving allegations that Benlate® caused crop damage. One attorney represents the plaintiffs in 6 out of the 10 cases. Another attorney represents the plaintiffs in 3 of the 10 cases including 2 cases involving twenty-seven Costa Rican fern growers. During the second quarter 2006 trial of these 2 cases, the plaintiffs sought damages in the range of $270 to $400. A $56 judgment was rendered against the company, but was reduced to $24 on DuPont's motion. In the fourth quarter 2009, the appeal was resolved in DuPont's favor. The judgment was reversed, vacated and the cases were reverted to be tried separately. Plaintiffs will likely seek further appellate review. In the third quarter 2009, a case alleging crop damage was filed for the third time having been dismissed twice before on DuPont's motion. It has been, and continues to be, the company's position that the plaintiff does not own the property allegedly damaged. One case alleging crop damage is scheduled for trial during the second quarter 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In two other cases pending in Florida, plaintiffs allege damage to shrimping operations. These cases had been decided in DuPont's favor, but in September 2007, the judge granted plaintiffs' motion for new trial thus reinstating the cases. Previously, these plaintiffs had been awarded unspecified attorneys' fees as sanctions for alleged discovery abuses by DuPont. In June 2009, the Judge issued an order striking DuPont's pleadings and entering a default judgment against the company as to liability and causation. DuPont will appeal the order after the trial on damages which is expected to occur in the first quarter of 2010.

In January 2009, a case was filed in Florida state court claiming that plaintiff's exposure to Benlate® allegedly contaminated with atrazine caused plaintiff's kidney and brain cancer. The case has been removed to federal court.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2009, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 13 cases. The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant. At December 31, 2009, the company has accruals of $0.1 related to Benlate®.

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of the EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs' forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs' attorneys legal fees of $127 plus $8 in expenses based on and included in the total jury award. In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court seeking review of a number of issues associated with the trial court's decisions before, during and after the trial. On September 25, 2008, the Court decided to accept the case and consider the parties' appeal on the merits. The oral argument was heard on April 7, 2009. A decision is anticipated in due course during the Court's term beginning January 2010 through June 2010. Effective with DuPont posting a bond, the execution of judgment against the company is stayed pending final disposition of DuPont's appeal to the West Virginia Supreme Court of Appeals. As of December 31, 2009, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

General

The company is subject to various lawsuits and claims arising out of the normal course of its business. These lawsuits and claims include actions based on alleged exposures to products, intellectual property and environmental matters and contract and antitrust claims. Management has noted a nationwide trend in purported class actions against chemical manufacturers generally seeking relief such as medical monitoring, property damages, off-site remediation and punitive damages arising from alleged environmental torts without claiming present personal injuries. Such cases may allege contamination from unregulated substances or remediated sites. The company also has noted a trend in public and private nuisance suits being filed on behalf of states, counties, cities and utilities alleging harm to the general public. Although it is not possible to predict the outcome of these various lawsuits and claims, management does not anticipate they will have a materially adverse effect on the company's consolidated financial position or liquidity. However, the ultimate liabilities may be significant to results of operations in the period recognized. The company accrues for contingencies when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2009, the Condensed Consolidated Balance Sheets included a liability of $396, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2009.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

21.  STOCKHOLDERS' EQUITY

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2009, 2008 and 2007, there were no purchases of stock under this program. As of December 31, 2009, the company has purchased 20.5 million shares at a total cost of $962. Management has not established a timeline for the buyback of the remaining stock under this plan.

In addition to the plan described above, in October 2005 the Board of Directors authorized a $5 billion share buyback plan. During 2007, the company paid $1.7 billion to purchase and immediately retire 34.7 million shares at an average price of $48.85 per share, completing the $5 billion share buyback plan with the purchase and retirement of 112.8 million shares at an average price of $44.33 per share.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Set forth below is a reconciliation of common stock share activity for the three years ended December 31, 2009:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2007	1,009,109,000	(87,041,000)
Issued	11,916,000	-
Repurchased	-	(34,695,000)
Retired	(34,695,000)	34,695,000
Balance December 31, 2007	986,330,000	(87,041,000)
Issued	3,085,000	-
Balance December 31, 2008	989,415,000	(87,041,000)
Issued	1,440,000	-
Balance December 31, 2009	990,855,000	(87,041,000)

The pre-tax, tax and after-tax effects of the components of other comprehensive income/(loss) are shown below:

	Pretax	Tax	After-tax
2009
Cumulative translation adjustment	$89	$-	$89
Net revaluation and clearance of cash flow hedges to earnings	145	(52)	93
Pension benefits (Note 22)	(485)	152	(333)
Other benefits (Note 22)	(162)	56	(106)
Net unrealized losses on securities	6	(2)	4
Other comprehensive loss attributable to noncontrolling interest	(2)	-	(2)
Other comprehensive loss attributable to DuPont	$(409)	$154	$(255)
2008
Cumulative translation adjustment	$(120)	$-	$(120)
Net revaluation and clearance of cash flow hedges to earnings	(312)	113	(199)
Pension benefits (Note 22)	(6,326)	2,204	(4,122)
Other benefits (Note 22)	(423)	151	(272)
Net unrealized losses on securities	(16)	5	(11)
Other comprehensive loss attributable to noncontrolling interest	(11)	-	(11)
Other comprehensive loss attributable to DuPont	$(7,208)	$2,473	$(4,735)
2007
Cumulative translation adjustment	$94	$-	$94
Net revaluation and clearance of cash flow hedges to earnings	39	(15)	24
Pension benefits (Note 22)	1,028	(388)	640
Other benefits (Note 22)	478	(168)	310
Net unrealized gains on securities	7	(2)	5
Other comprehensive income attributable to noncontrolling interest	6	-	6
Other comprehensive income attributable to DuPont	$1,652	$(573)	$1,079

Tax benefit (expense) recorded in Stockholders' Equity were $144, $2,476 and ($548) for the years 2009, 2008, and 2007, respectively. Included in these amounts were tax (expense) benefits of $(10), $3, and $25 for the years 2009, 2008, and 2007, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income/ (loss) as shown in the table above.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Balances of related after-tax components comprising accumulated other comprehensive loss are summarized below:

December 31,	2009	2008	2007
Cumulative translation adjustment	$219	$130	$250
Net revaluation and clearance of cash flow hedges to earnings	(65)	(158)	41
Net unrealized (loss)/gain on securities	1	(3)	8
Pension benefits
Net losses	(5,873)	(5,527)	(1,395)
Net prior service cost	(94)	(107)	(117)
Other benefits
Net losses	(551)	(511)	(307)
Net prior service benefit	592	658	726
	$(5,771)	$(5,518)	$(794)

22.  LONG-TERM EMPLOYEE BENEFITS

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

Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

Other Long-term Employee Benefits

The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage.

Employee life insurance and disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured or are fully experience-rated. Obligations and expenses for self-insured and fully experience-rated plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$21,506	$22,206	$4,072	$3,796
Service cost	192	209	31	29
Interest cost	1,270	1,286	245	226
Plan participants' contributions	17	13	138	131
Actuarial loss (gain)	1,392	(664)	111	347
Benefits paid	(1,608)	(1,548)	(461)	(457)
Amendments	-	4	(4)	-
Net effects of acquisitions/divestitures	1	-	-	-
Benefit obligation at end of year	$22,770	$21,506	$4,132	$4,072
Change in plan assets
Fair value of plan assets at beginning of year	$16,209	$22,618	$-	$-
Actual gain (loss) on plan assets	2,219	(5,142)	-	-
Employer contributions	306	252	323	326
Plan participants' contributions	17	13	138	131
Benefits paid	(1,608)	(1,548)	(461)	(457)
Net effects of acquisitions/divestitures	-	16	-	-
Fair value of plan assets at end of year	$17,143	$16,209	$-	$-
Funded status
U.S. plans with plan assets	$(3,594)	$(3,420)	$-	$-
Non-U.S. plans with plan assets	(543)	(452)	-	-
All other plans	(1,490)[1]	(1,425)[1]	(4,132)	(4,072)
Total	$(5,627)	$(5,297)	$(4,132)	$(4,072)
Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets (Note 14)	2	-	-	-
Other accrued liabilities (Note 17)	(115)	(129)	(341)	(330)
Other liabilities (Note 19)	(5,514)	(5,168)	(3,791)	(3,742)
Net amount recognized	$(5,627)	$(5,297)	$(4,132)	$(4,072)
1
Includes pension plans maintained around the world where funding is not customary.

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2009	2008	2009	2008
Net loss	$8,904	$8,401	$853	$792
Prior service cost/(benefit)	130	148	(911)	(1,012)
	$9,034	$8,549	$(58)	$(220)

The accumulated benefit obligation for all pension plans was $21,042 and $19,779 at December 31, 2009, and 2008, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Information for pension plans with projected benefit obligation in excess of plan assets	2009	2008
Projected benefit obligation	$22,688	$21,482
Accumulated benefit obligation	20,971	19,755
Fair value of plan assets	17,059	16,185

Information for pension plans with accumulated benefit obligations in excess of plan assets	2009	2008
Projected benefit obligation	$21,276	$20,231
Accumulated benefit obligation	19,709	18,646
Fair value of plan assets	15,763	15,027

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2009	2008	2007
Net periodic benefit (credit) cost
Service cost	$192	$209	$383
Interest cost	1,270	1,286	1,228
Expected return on plan assets	(1,603)	(1,932)	(1,800)
Amortization of loss	278	56	117
Amortization of prior service cost	18	18	18
Curtailment/settlement loss	-	1	-
Net periodic benefit (credit) cost	$155	$(362)	$(54)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	781	6,397	(893)
Amortization of loss	(278)	(56)	(117)
Prior service cost	-	4	-
Amortization of prior service cost	(18)	(18)	(18)
Curtailment/settlement loss	-	(1)	-
Total recognized in other comprehensive income	$485	$6,326	$(1,028)
Total recognized in net periodic benefit cost and other comprehensive income	$640	$5,964	$(1,082)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $506 and $16, respectively.

	Other Benefits
Components of net periodic benefit cost and amounts recognized in other comprehensive income	2009	2008	2007
Net periodic benefit cost
Service cost	$31	$29	$34
Interest cost	245	226	242
Amortization of loss	50	32	72
Amortization of prior service benefit	(106)	(106)	(156)
Net periodic benefit cost	$220	$181	$192
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain)/loss	$110	$349	$(564)
Amortization of loss	(50)	(32)	(72)
Prior service cost	(4)	-	2
Amortization of prior service benefit	106	106	156
Total recognized in other comprehensive income	$162	$423	$(478)
Total recognized in net periodic benefit cost and other comprehensive income	$382	$604	$(286)

The estimated pre-tax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $58 and ($106), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2009	2008	2009	2008
Discount rate	5.80%	6.14%	6.00%	6.25%
Rate of compensation increase	4.24%	4.30%	4.50%	4.50%

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2009	2008	2009	2008
Discount rate	6.14%	6.01%	6.25%	6.25%
Expected return on plan assets	8.75%	8.74%	-	-
Rate of compensation increase	4.30%	4.28%	4.50%	4.50%

For determining U.S. plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 6.25 percent, 9.00 percent and 4.50 percent for 2009, and 6.25 percent, 9.00 percent and 4.50 percent for 2008.

In August 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Effective January 1, 2008, such full service employees on the rolls as of December 31, 2006 continue to accrue benefits in the pension plan, but at a reduced rate of about one-third of its previous level. In addition, company-paid postretirement survivor benefits for these employees do not continue to grow after December 31, 2007. Such employees hired after December 31, 2006 do not participate in the pension plan. As a result of this plan amendment, pension expense was reduced by about $40 in 2007. The combined pension and defined contribution plan expenses were reduced by about $60 and $40 in 2009 and 2008, respectively.

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

Assumed health care cost trend rates at December 31,	2009	2008
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2013	2012

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$6	$(5)
Increase (decrease) on postretirement benefit obligation	77	(62)

Plan Assets

On December 31, 2009, the company prospectively implemented new disclosure requirements which expand disclosure for assets held by employer defined benefit pension and other postretirement benefit plans.

All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset liability modeling. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a significant portion of non-U.S. plan assets are managed by investment professionals employed by the company. The remaining assets are managed by professional investment firms unrelated to the company. The company's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The company's target allocations for plan assets are 52 percent equity securities, 31 percent fixed income securities, and 17 percent alternative investments. Equity securities include U.S. (30 percent target allocation) and non-U.S. companies (22 percent target allocation) with varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S fixed income securities. Alternative investments include real estate (7 percent target allocation) and private market securities (10 percent target allocation) such as interests in private equity and venture capital partnerships.

Fair value calculations may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The table below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2009.

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,789	$2,734	$55	$-
U.S. equity securities(a)	3,735	3,720	11	4
Non-U.S. equity securities	3,672	3,661	11	-
Debt – government issued	1,487	112	1,375	-
Debt – corporate issued	1,985	284	1,650	51
Debt – asset-backed	919	-	911	8
Private market securities	1,998	18	-	1,980
Real estate	970	84	1	885
Derivatives – asset position	46	1	45	-
Derivatives – liability position	(38)	-	(38)	-
Other	30	11	19	-
	$17,593	$10,625	$4,040	$2,928
Pension trust receivables(b)	752
Pension trust payables(c)	(1,202)
Total	$17,143

(a)
The company's pension plans directly held $336 (2 percent of total plan assets) and $252 (2 percent of total plan assets) of DuPont common stock at December 31, 2009 and 2008, respectively.

(b)
Primarily receivables for investment securities sold.

(c)
Primarily payables for investment securities purchased.

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets between December 31, 2008 and December 31, 2009:

	Level 3 Assets
	Total	U.S. Equity Securities	Debt- Corporate Issued	Debt-Asset Backed	Private Market Securities	Real Estate
Beginning balance at December 31, 2008	$3,431	$12	$127	$13	$3,166	$113
Realized gain/(loss)	24	-	(1)	1	24	-
Change in unrealized gain/(loss)	(606)	(8)	(32)	-	(428)	(138)
Purchases, sales and settlements	92	-	(34)	(2)	(782)	910
Transfers in/out of Level 3	(13)	-	(9)	(4)	-	-
Ending balance at December 31, 2009	$2,928	$4	$51	$8	$1,980	$885

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash Flow

Contributions

The following table shows the company's pre-tax cash contributions to its pension plans and other long-term employee benefit plans:

	2009	2008	2007
Pension plans	$306	$252	$277
Other long-term employee benefit plans	323	326	315

No contributions were required or made to the principal U.S. pension plan trust fund in 2007, 2008 and 2009 and no contributions are required or expected to be made to this plan in 2010. The company expects to contribute approximately $270 in 2010 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of $341 in 2010 under its other long-term employee benefit plans.

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2010	$1,545	$341
2011	1,506	334
2012	1,505	329
2013	1,505	324
2014	1,510	320
Years 2015-2019	7,885	1,476

Defined Contribution Plan

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is The Retirement Savings Plan (the Plan), which reflects the 2009 merger of the Retirement Savings Plan and the Savings and Investment Plan. This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide additional retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. The company contributed an amount to the Plan in 2007 equal to 50 percent of the first 6 percent of the employee's contribution election. As part of the retirement plan changes in August 2006, effective January 1, 2007, for employees hired on that date or thereafter and effective January 1, 2008, for active employees as of December 31, 2006, the company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution. In addition, the definition of eligible compensation has been expanded to be similar to the definition of eligible compensation used in determining pension benefits.

The company's contributions to the U.S. parent company's defined contribution plans were $191, $189 and $57 for the years ended December 31, 2009, 2008, and 2007, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions of $54, $45 and $42 for the years ended December 31, 2009, 2008 and 2007, respectively, to other defined contribution plans. The company expects to contribute about $250 to its defined contribution plans in 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

23.  COMPENSATION PLANS

The total stock-based compensation cost included in the Consolidated Income Statements was $115, $112 and $144 for 2009, 2008 and 2007, respectively. The income tax benefits related to stock-based compensation arrangements were $38, $37 and $48 for 2009, 2008 and 2007, respectively.

On April 25, 2007, the shareholders approved the DuPont Equity and Incentive Plan ("EIP"). The EIP consolidated several of the company's existing compensation plans (the Stock Performance Plan, Variable Compensation Plan, and equity awards of the Stock Accumulation and Deferred Compensation Plan for Directors) into one plan providing for equity-based and cash incentive awards to certain employees, directors and consultants. Currently, equity-based compensation awards consist of stock options, time-vested restricted stock units (RSUs), performance-based restricted stock units (PSUs) and stock appreciation rights.

The company satisfies stock option exercises and vesting of RSUs and PSUs with newly issued shares of DuPont common stock. Under the EIP, the maximum number of shares reserved for the grant or settlement of awards is 60 million shares, provided that each share in excess of 20 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 60 million share limit as four shares. At December 31, 2009, approximately 30 million shares were authorized for future grants under the company's EIP. Awards or grants made in 2007, prior to shareholder approval of the EIP, were issued under the company's previously existing compensation plans. Awards outstanding under each of these plans have not been terminated. These awards remain outstanding and are administered under the terms of the applicable existing plan. No further awards will be made under the company's previously existing compensation plans.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options

The purchase price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted in 2009 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2009, 2008 and 2007 was $2.68, $5.30 and $9.47, respectively.

	2009	2008	2007
Dividend yield	7.0%	3.7%	2.9%
Volatility	27.61%	18.86%	21.11%
Risk-free interest rate	2.5%	2.6%	4.7%
Expected life (years)	5.3	4.5	4.5

The company determines the dividend yield by dividing the current annual dividend on the company's stock by the option exercise price. A historical daily measurement of volatility is determined based on the expected life of the option granted. The risk-free interest rate is determined by reference to the yield on an outstanding U.S. Treasury note with a term equal to the expected life of the option granted. Expected life is determined by reference to the company's historical experience.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Stock option awards as of December 31, 2009, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2008	76,030	$45.89
Granted	15,863	$23.28
Exercised	-	$-
Forfeited	(227)	$30.99
Cancelled	(6,250)	$55.09
Outstanding, December 31, 2009[1]	85,416	$41.06	2.72	$163,256
Exercisable, December 31, 2009	61,677	$44.89	1.73	$10
1
Includes 10.1 million options outstanding from the 2002 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50. These options are currently exercisable and expire 10 years from date of grant.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2009, 2008 and 2007 were $0, $18 and $96, respectively. In 2009, the company realized a tax benefit of $0 from options exercised.

As of December 31, 2009, $16 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.54 years.

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

The company also grants PSUs to senior leadership. In 2009, there were 468,000 PSUs granted. Vesting for PSUs granted in 2008 and 2009 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs granted in 2009, subject to the TSR metric, was $27.87, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

For PSUs granted prior to 2008, vesting occurs upon attainment of (i) corporate revenue growth relative to peer companies and (ii) return on invested capital objectives (relative to peer companies for periods prior to 2008 and relative to internal targets for periods beginning in 2008). The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The fair value of PSUs granted prior to 2008 is based upon the market price of the underlying common stock as of the grant date.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Non-vested awards of RSUs and PSUs as of December 31, 2009 and 2008 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2009, 2008, and 2007 was $23.72, $45.70, and $51.00, respectively. The table also includes Board of Directors' cash-settled RSUs granted prior to 2008.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2008	4,009	$45.72
Granted	2,507	$23.72
Vested	(1,678)	$44.15
Forfeited	(336)	$40.12
Nonvested, December 31, 2009	4,502	$34.56

As of December 31, 2009, there was $33 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.52 years. The total fair value of stock units vested during 2009, 2008 and 2007 was $74, $60 and $53, respectively.

Other Cash-based Awards

Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $141, $140 and $163 for 2009, 2008 and 2007, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include Pioneer's Annual Reward Program and the company's regional and local variable compensation plans. Such awards were $213, $196 and $217 for 2009, 2008 and 2007, respectively.

24.  DERIVATIVES AND OTHER HEDGING INSTRUMENTS

Effective January 1, 2009, the company prospectively implemented the revised requirements for enhancing the disclosures of derivative and hedging instruments to provide users of financial statements with a better understanding of the objectives of a company's derivative use and the risks managed.

Objectives and Strategies for Holding Derivative Instruments

In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. The company has established a variety of approved derivative instruments to be utilized in each financial risk management program, as well as varying levels of exposure coverage and time horizons based on an assessment of risk factors related to each hedging program. Derivative instruments utilized during the period include forwards, options, futures and swaps. The company has not designated any nonderivatives as hedging instruments.

The company established a financial risk management framework that incorporated the Corporate Financial Risk Management Committee and established financial risk management policies and guidelines that authorize the use of specific derivative instruments and further establishes procedures for control and valuation, counterparty credit approval and routine monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company manages this exposure to credit loss through the aforementioned credit approvals, limits and monitoring procedures and, to the extent possible, by restricting the period over which unpaid balances are allowed to accumulate. The company anticipates performance by counterparties to

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

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

Fair Value Hedges

At December 31, 2009, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments which allows the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At December 31, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,900.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. At December 31, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $293.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At December 31, 2009, the company had energy feedstock contracts with gross notional amounts of approximately $277.

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

At December 31, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $332.

The company entered into treasury rate contracts to hedge the company's exposure to treasury rates on a portion of a planned bond issue. The contracts were terminated at the time the bond was issued. At December 31, 2009, the gross notional amount was $0.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it is not probable that a forecasted transaction will materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the year ended December 31, 2009:

	Pretax	Tax	After-tax
Beginning balance	$(246)	$88	$(158)
Additions and revaluations of derivatives designated as cash flow hedges	(48)	17	(31)
Clearance of hedge results to earnings	193	(69)	124
Ending balance	$(101)	$36	$(65)
Portion of ending balance expected to be reclassified into earnings over the next twelve months	$(54)	$19	$(35)

Hedges of Net Investment in a Foreign Operation

At December 31, 2009, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At December 31, 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,634.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At December 31, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $206.

Contingent Features

At December 31, 2009, the company did not maintain any derivative contracts with credit-risk-related contingent features.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the consolidated balance sheet and derivative gains and losses in the consolidated income statement:

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	December 31, 2009		December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	$12	[1]	$12	[3]
Foreign currency contracts	3	[1]	-
Energy feedstocks	2	[1]	54	[2]
Energy feedstocks	-		49	[3]
Total derivatives designated as hedging instruments	$17		$115
Derivatives not designated as hedging instruments
Foreign currency contracts	111	[1]	17	[2]
Total derivatives not designated as hedging instruments	$111		$17
Total derivatives	$128		$132
1
Recorded in accounts and notes receivable, net.

2
Recorded in other accrued liabilities.

3
Recorded in other liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

Derivatives in Fair Value Hedging Relationships	Amount of Gain or (Loss) Recognized in Income of Derivative	Amount of Gain or (Loss) Recognized in Income on Hedged Item
	December 31, 2009	December 31, 2009
Interest rate swaps	$ (43)[1]	$ 43[1]
Total	$ (43)	$ 43
1
Gain/(loss) was recognized in interest expense, which offset to $0.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	December 31, 2009	December 31, 2009	December 31, 2009
Treasury rate contracts	$4	$-	$-
Foreign currency contracts	(7)	(32)[2]	-
Agricultural feedstocks	13	(44)[3]	(2)[3]
Energy feedstocks	(58)	(117)[3]	-
Total	$(48)	$(193)	$(2)

1
OCI is defined as other comprehensive income/(loss).

2
Loss was reclassified from accumulated other comprehensive income into net sales.

3
Loss was recognized in cost of goods sold and other operating charges.

Derivatives not Designated in Hedging Instruments

Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated in Hedging Instruments	December 31, 2009
Foreign currency contracts	$(485)[1]
Agricultural feedstocks	(6)[2]
Total	$(491)

1
Loss was recognized in other income, net.

2
Loss was recognized in cost of goods sold and other operating charges.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

25.  GEOGRAPHIC INFORMATION

	2009		2008		2007
	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]
United States	$9,814	$7,641	$11,091	$7,784	$11,277	$7,687
EMEA[3]
Belgium	$240	$146	$350	$157	$346	$166
France	837	100	1,072	115	1,039	121
Germany	1,645	294	2,220	309	2,045	319
Italy	684	39	912	28	864	27
Luxembourg	50	243	88	247	79	232
Spain	389	291	521	297	466	184
The Netherlands	215	220	240	229	187	275
United Kingdom	452	126	605	138	641	142
Other	2,653	336	3,478	332	3,162	288
Total EMEA	$7,165	$1,795	$9,486	$1,852	$8,829	$1,754
Asia Pacific
China/Hong Kong	$1,827	$427	$1,656	$309	$1,594	$270
India	492	65	485	60	424	31
Japan	1,096	97	1,302	102	1,187	105
Korea	482	74	534	78	551	80
Singapore	135	32	153	42	152	44
Taiwan	362	129	420	132	427	128
Other	795	58	933	39	842	35
Total Asia Pacific	$5,189	$882	$5,483	$762	$5,177	$693
Latin America
Argentina	$282	$27	$335	$28	$325	$30
Brazil	1,584	316	1,775	300	1,485	282
Mexico	757	215	843	225	801	211
Other	559	53	609	46	521	42
Total Latin America	$3,182	$611	$3,562	$599	$3,132	$565
Canada	$759	$165	$907	$157	$963	$161
Total	$26,109	$11,094	$30,529	$11,154	$29,378	$10,860

1
Net sales are attributed to countries based on the location of the customer.

2
Includes property, plant and equipment less accumulated depreciation.

3
Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

26.  SEGMENT INFORMATION

During the fourth quarter of 2009, the company consolidated its 23 businesses and six reportable segments into 13 businesses, aggregated into seven reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The new reportable segments are Agriculture & Nutrition, Electronics & Communications, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection, and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences, and nonaligned businesses in Other.

Prior to the fourth quarter of 2009, the company's reportable segments consisted of five growth platforms: Agriculture & Nutrition, Coatings & Color Technologies, Electronic & Communication Technologies, Performance Materials and Safety & Protection; and Pharmaceuticals. The change in segment reporting was reflected on a retrospective basis, with prior years also revised to reflect the new segment reporting structure.

Major products by segment include: Agriculture & Nutrition (hybrid seed corn and soybean seed, herbicides, fungicides, insecticides, value enhanced grains and soy protein); Electronics & Communications (photopolymers and electronic materials); Performance Chemicals (fluorochemicals, fluoropolymers, specialty and industrial chemicals, and white pigments); Performance Coatings (automotive finishes, and industrial coatings); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Safety & Protection (nonwovens, aramids and solid surfaces); and Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as other income). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the 2009 organizational structure. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income before income taxes, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. Segment net assets includes net working capital, net property, plant and equipment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets which is discussed in Note 5. Expenditures for long-lived assets exclude investments in affiliates and include payments for property, plant and equipment as part of business acquisitions.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture & Nutrition	Electronics & Communi- cations	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharma- ceuticals	Other	Total
2009
Segment sales	$8,287	$1,918	$4,964	$3,429	$4,768	$2,811	$-	$158	$26,335
Less transfers	-	(20)	(145)	(1)	(40)	(11)	-	(9)	(226)
Net sales	8,287	1,898	4,819	3,428	4,728	2,800	-	149	26,109
Pretax operating income (loss)	1,224	87	547	69	287	260	1,037	(171)	3,340
Depreciation and amortization	439	88	267	123	249	147	-	4	1,317
Equity in earnings of affiliates	47	1	9	1	37	26	-	(32)	89
Segment net assets	6,212	1,439	3,297	2,018	3,286	2,217	105	172	18,746
Affiliate net assets	312	190	152	15	430	84	39	71	1,293
Expenditures for long-lived assets	340	237	192	55	122	228	-	5	1,179
2008
Segment sales	$7,952	$2,194	$6,035	$4,361	$6,425	$3,733	$-	$160	$30,860
Less transfers	-	(30)	(229)	(1)	(39)	(14)	-	(18)	(331)
Net sales	7,952	2,164	5,806	4,360	6,386	3,719	-	142	30,529
Pretax operating income (loss)	1,087	251	687	(8)	128	661	1,025	(181)	3,650
Depreciation and amortization	460	86	261	111	219	130	-	4	1,271
Equity in earnings of affiliates	25	20	16	1	44	29	-	(18)	117
Segment net assets	6,016	1,389	3,673	2,226	3,595	2,335	201	134	19,569
Affiliate net assets	184	210	137	15	437	96	41	50	1,170
Expenditures for long-lived assets	376	157	349	91	271	468	-	27	1,739
2007
Segment sales	$6,842	$2,132	$5,836	$4,348	$6,630	$3,731	$-	$178	$29,697
Less transfers	-	(18)	(227)	(1)	(43)	(12)	-	(18)	(319)
Net sales	6,842	2,114	5,609	4,347	6,587	3,719	-	160	29,378
Pretax operating income (loss)	894	314	921	366	626	1,032	949	(224)	4,878
Depreciation and amortization	418	82	247	107	214	126	-	4	1,198
Equity in earnings of affiliates	3	13	23	1	(155)	22	-	(14)	(107)
Segment net assets	5,714	1,402	3,741	2,607	3,820	2,135	183	128	19,730
Affiliate net assets	157	205	109	12	421	91	32	52	1,079
Expenditures for long-lived assets	249	119	460	126	273	198	-	14	1,439

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income before income taxes	2009	2008	2007
Total segment PTOI	$3,340	$3,650	$4,878
Net exchange (losses)/gains (includes affiliates)	(205)	(255)	(85)
Corporate expenses and interest	(951)	(1,004)	(1,050)
Income before income taxes	$2,184	$2,391	$3,743

Segment net assets to total assets	2009	2008	2007
Total segment net assets	$18,746	$19,569	$19,730
Corporate assets[1]	10,975	8,836	6,708
Liabilities included in net assets	8,464	7,804	7,693
Total assets	$38,185	$36,209	$34,131

1
Pension assets are included in corporate assets.

Other items	Segment Totals	Adjustments	Consolidated Totals
2009
Depreciation and amortization	$1,317	$186	$1,503
Equity in earnings of affiliates	89	10	99
Affiliate net assets	1,293	(279)	1,014
Expenditures for long-lived assets	1,179	129	1,308
2008
Depreciation and amortization	$1,271	$173	$1,444
Equity in earnings of affiliates	117	(36)	81
Affiliate net assets	1,170	(326)	844
Expenditures for long-lived assets	1,739	239	1,978
2007
Depreciation and amortization	$1,198	$173	$1,371
Equity in earnings of affiliates	(107)	(23)	(130)
Affiliate net assets	1,079	(261)	818
Expenditures for long-lived assets	1,439	146	1,585

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details

2009 included the following pre-tax benefits (charges):

2009
Agriculture & Nutrition[2]	$1
Electronics & Communications1,[2]	(37)
Performance Chemicals1,[2]	(54)
Performance Coatings1,[2]	(15)
Performance Materials1,2,[3]	24
Safety & Protection1,[2]	(45)
Pharmaceuticals[4]	(63)
Other1,[2]	(2)
$(191)

1
Includes a $(340) restructuring charge impacting the segments as follows: Electronics & Communications – $(43); Performance Chemicals – $(66); Performance Coatings – $(65); Performance Materials – $(110); Safety & Protection – $(55); and Other – $(1).

2
Includes a $130 net reduction in estimated restructuring costs related to the 2008 and 2009 programs impacting the segments as follows: Agriculture & Nutrition – $1; Electronics and Communications – $6; Performance Chemicals – $12; Performance Coatings – $50; Performance Materials – $52; Safety & Protection – $10; and Other – $(1).

3
Includes a $82 benefit from hurricanes proceeds and adjustments impacting the Performance Materials segment.

4
Includes $(63) charge to other income, net and reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement with Merck Sharp & Dohme Corp. (Merck). This adjustment in the current period is the result of overstatements to other income, net in prior periods which accumulated over the life of the contract. The company determined the impact of this adjustment was not material to the results of operations for all current and prior interim and annual periods.

2008 included the following pre-tax benefits (charges):

2008
Agriculture & Nutrition[2,3]	$(22)
Electronics & Communications[3]	(37)
Performance Chemicals2,[3]	(56)
Performance Coatings[3]	(209)
Performance Materials2,[3]	(310)
Safety & Protection2,[3]	(97)
Other1,[3]	20
$(711)

1
Includes a $51 benefit from a litigation settlement.

2
Includes a $(227) charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the hurricanes, in the following segments: Agriculture & Nutrition – $(4); Performance Chemicals – $(6); Performance Materials – $(216); and Safety & Protection – $(1).

3
Includes a $(535) restructuring charge impacting the segments as follows: Agriculture & Nutrition – $(18); Electronics & Communications – $(37); Performance Chemicals – $(50); Performance Coatings – $(209); Performance Materials – $(94); Safety & Protection – $(96); and Other – $(31).

2007 includes the following pre-tax benefits (charges):

Performance Materials[1,2]	$(185)
Other[3]	(40)
$(225)

1
Included a net $(20) charge for existing litigation in connection with the elastomers antitrust matter. See Note 20 for more details.

2
Included a $(165) impairment charge to write-down the carrying value of the company's investment in a polyester films joint venture.

3
Included a $(40) charge for existing litigation relating to a former business. See Note 20 for more details.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

27.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,	June 30,		September 30,		December 31,
2009
Net sales	$6,871	$6,858		$5,961		$6,419
Cost of goods sold and other expenses[1]	6,415	6,510	[3,4,5]	5,665		6,146 [9]
Income before income taxes	749	472		391		572 [8]
Net income	489	421		414		445
Basic earnings per share of common stock[2]	0.54	0.46		0.45		0.48
Diluted earnings per share of common stock[2]	0.54	0.46		0.45		0.48
2008
Net sales	$8,575	$8,837		$7,297		$5,820
Cost of goods sold and other expenses[1]	7,220	7,773		7,149	[6]	6,927 [7]
Income (loss) before income taxes	1,470	1,412		470		(961)
Net income (loss)	1,197	1,077		372		(636)
Basic earnings (loss) per share of common stock[2]	1.32	1.19		0.40		(0.70)
Diluted earnings (loss) per share of common stock[2]	1.31	1.18		0.40		(0.70)

1
Excludes interest expense and nonoperating items.

2
Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

3
Includes a $340 charge for employee separation payments and asset related charges associated with the 2009 global restructuring program.

4
Includes a $75 net reduction in estimated costs recorded in employee separation/asset related charges, net related to the 2008 restructuring program primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

5
Includes a $50 benefit resulting from a reduction of $26 from lower than estimated inventory and permanent investment write-offs, and $24 in insurance recoveries relating to the damage from Hurricane Ike in 2008.

6
Includes a $227 charge for damaged facilities, inventory write-offs, clean-up costs, and other costs related to the Hurricanes Ike and Gustav.

7
Includes a $535 charge for employee separation payments and asset related charges associated with the 2008 global restructuring program.

8
Includes a $63 charge for increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement. See description below for further details.

9
Includes a $55 net reduction in estimated costs recorded in employee separation/asset related charges, net related to the 2008 and 2009 restructuring program primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

In the fourth quarter 2009 the company recorded a $63 charge to other income, net and reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement with Merck. This adjustment in the current period is the result of overstatements to other income, net in prior periods which accumulated over the life of the contract. The company determined the impact of this adjustment was not material to the results of operations for all current and prior interim and annual periods.

28.  SUBSEQUENT EVENT

In January 2010, the Venezuelan government announced a devaluation of the bolivar for the first time since 2005 in an effort to stabilize the economy. Venezuela set the bolivar at 4.3 per U.S. dollar for non-essential items and 2.6 per U.S. dollar for food, medical supplies and other national priorities. Before the change, all items were set at 2.15 bolivars per U.S. dollar. This action is expected to result in an exchange loss from the revaluation of balance sheet accounts of approximately $40 to $50, which will be reflected in the company's first quarter 2010 financial results.

Information for Investors

Corporate Headquarters

  E. I. du Pont de Nemours and Company
  1007 Market Street
  Wilmington, DE 19898
  Telephone: 302 774-1000
  E-mail:   find.info@usa.dupont.com

2010 Annual Meeting

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
    TDD: 800 952-9245 (toll-free)

  or visit Computershare's home page at
   http://www.computershare.com

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

Product Information/Referral

From the United States and Canada:

  800 441-7515 (toll-free)

From other locations: 302 774-1000
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders

The following company reports may be obtained, without charge:

  1.
  2009 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
  2.
  Proxy Statement for 2010 Annual Meeting of Stockholders; and
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

Online Delivery of Proxy Materials

Stockholders may request their proxy materials electronically in 2010 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).