Form 10-Q
period 2010-03-31
DUPONT E I DE NEMOURS & CO
filed 2010-04-27
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The Registrant had 906,042,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2010.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I.  Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company

Consolidated Income Statements (Unaudited)

(Dollars in millions, except per share)

	Three Months Ended March 31,
	2010	2009

Net sales	$8,484	$6,871
Other income, net	360	399

Total	8,844	7,270

Cost of goods sold and other operating charges	5,796	5,185
Selling, general and administrative expenses	993	907
Research and development expense	365	323
Interest expense	103	106

Total	7,257	6,521

Income before income taxes	1,587	749
Provision for income taxes	450	260
Net income	1,137	489
Less: Net income attributable to noncontrolling interests	8	1

Net income attributable to DuPont	$1,129	$488

Basic earnings per share of common stock	$1.24	$0.54

Diluted earnings per share of common stock	$1.24	$0.54

Dividends per share of common stock	$0.41	$0.41

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share)

	March 31, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$2,911	$4,021
Marketable securities	1,599	2,116
Accounts and notes receivable, net	7,064	5,030
Inventories	5,062	5,380
Prepaid expenses	222	129
Income taxes	578	612
Total current assets	17,436	17,288

Property, plant and equipment, net of accumulated depreciation (March 31, 2010 - $18,052; December 31, 2009 - $17,821)	10,960	11,094
Goodwill	2,137	2,137
Other intangible assets	2,499	2,552
Investment in affiliates	1,050	1,014
Other assets	3,904	4,100
Total	$37,986	$38,185

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,179	$3,542
Short-term borrowings and capital lease obligations	1,484	1,506
Income taxes	432	154
Other accrued liabilities	3,501	4,188
Total current liabilities	8,596	9,390

Long-term borrowings and capital lease obligations	9,543	9,528
Other liabilities	11,295	11,490
Deferred income taxes	129	126

Total liabilities	29,563	30,534

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2010 - 992,976,000; December 31, 2009 - 990,855,000	298	297
Additional paid-in capital	8,514	8,469
Reinvested earnings	11,463	10,710
Accumulated other comprehensive loss	(5,804)	(5,771)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2010 and December 31, 2009)	(6,727)	(6,727)
Total DuPont stockholders’ equity	7,981	7,215
Noncontrolling interests	442	436
Total equity	8,423	7,651

Total	$37,986	$38,185

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$1,137	$489
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	308	300
Amortization of intangible assets	58	99
Contributions to pension plans	(90)	(100)
Other noncash charges and credits - net	104	66
Change in operating assets and liabilities - net	(2,582)	(1,686)

Cash used for operating activities	(1,065)	(832)

Investing activities
Purchases of property, plant and equipment	(185)	(358)
Investments in affiliates	(12)	(8)
Proceeds from sales of assets - net of cash sold	14	15
Net decrease in short-term financial instruments	449	38
Forward exchange contract settlements	191	(76)
Other investing activities - net	(73)	(4)

Cash provided by (used for) investing activities	384	(393)

Financing activities
Dividends paid to stockholders	(374)	(375)
Net (decrease) increase in borrowings	(9)	433
Proceeds from exercise of stock options	21	—
Other financing activities - net	(8)	(38)

Cash (used for) provided by financing activities	(370)	20

Effect of exchange rate changes on cash	(59)	(54)

Decrease in cash and cash equivalents	$(1,110)	$(1,259)

Cash and cash equivalents at beginning of period	4,021	3,645

Cash and cash equivalents at end of period	$2,911	$2,386

See Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009, collectively referred to as the ‘2009 Annual Report’.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities in which DuPont is considered the primary beneficiary.  Certain reclassifications of prior year’s data have been made to conform to current year classifications.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on accounting for transfers of financial assets, which is applied to financial asset transfers on or after the effective date, which is January 1, 2010 for the company’s financial statements.  The new requirement limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by the new requirement. The adoption of this guidance did not have a material effect on the company’s financial position or results of operations.

In June 2009, FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated. The adoption of this guidance did not have a material effect on the company’s financial position or results of operations.

Note 2.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -

Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.  At March 31, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$150	$—	$150
Available-for-sale securities	19	19	—
	$169	$19	$150
Financial liabilities

Derivatives	$139	$—	$139

At December 31, 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 31,	Fair Value Measurements at December 31, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$128	$—	$128
Available-for-sale securities	27	27	—
	$155	$27	$128

Financial liabilities

Derivatives	$132	$—	$132

The estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $11,600 as of March 31, 2010 and December 31, 2009, as compared to a carrying value of approximately $11,000.

See Note 22, “Long-Term Employee Benefits” to the company’s 2009 Annual Report for information regarding the company’s pension assets measured at fair value on a recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 3.  Other Income, Net

	Three Months Ended March 31,
	2010	2009

Cozaar®/Hyzaar® income	$219	$251
Royalty income	32	32
Interest income	19	21
Equity in earnings of affiliates	45	33
Net gains on sales of assets	5	4
Net exchange gains (1)	27	49
Miscellaneous income and expenses, net (2)	13	9

Total	$360	$399

(1)           The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities.  The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions.  The net pre-tax exchange gains and losses are partially offset by the associated tax impact. The $27 net exchange gain for the three months ended March 31, 2010 includes a $36 exchange loss associated with the devaluation of the Venezuelan bolivar.

(2)           Miscellaneous income and expenses, net, includes interest items, litigation settlements, and other items.

Note 4.  Employee Separation / Asset Related Charges, Net

At March 31, 2010, total liabilities relating to prior restructuring activities were $213.  A complete discussion of restructuring initiatives is included in the company’s 2009 Annual Report in Note 5, “Employee Separation / Asset Related Charges, Net.”

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs		Other Non- personnel Charges (1)	Total
Balance at December 31, 2009	$150		$24	$174
Payments	(27	)(2)	—	(27)
Net translation adjustment	(4)		—	(4)
Balance at March 31, 2010	$119		$24	$143

(1)   Other non-personnel charges consist of contractual obligation costs.

(2)   Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $27 of cash payments related to the 2009 restructuring program during the three months ended March 31, 2010. As of March 31, 2010, approximately 1,100 employees have been separated related to the 2009 restructuring program.  The company expects this initiative and all related payments to be substantially complete by the end of 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

2008 Restructuring Program

The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee Separation Costs		Other Non- personnel Charges (1)	Total
Balance at December 31, 2009	$105		$9	$114
Payments	(45	)(2)	(5)	(50)
Net translation adjustment	(6)		—	(6)
Balance at March 31, 2010	$54		$4	$58

(1)   Other non-personnel charges consist of contractual obligation costs.

(2)   Payments to employees of non-U.S. based subsidiaries are generally paid in lump sum amounts and are based on years of service. Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $45 of employee separation cash payments related to the 2008 restructuring program during the three months ended March 31, 2010. As of March 31, 2010, approximately 1,800 employees have been separated related to the 2008 restructuring program.  The program is estimated to be complete by the end of 2010.

Note 5.  Provision for Income Taxes

In the first quarter 2010, the company recorded a tax provision of $450, including $85 of tax expense primarily associated with hedging the foreign currency-denominated monetary assets and liabilities of the company’s operations.

In the first quarter 2009, the company recorded a tax provision of $260, including $103 of tax expense associated with hedging the foreign currency-denominated monetary assets and liabilities of the company’s operations.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates.  These tax returns are subject to examination and possible challenge by the taxing authorities.  Positions challenged by the taxing authorities may be settled or appealed by the company.  As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes.  It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $50 to $75 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income attributable to DuPont	$1,129	$488
Preferred dividends	(3)	(3)

Net income available to DuPont common stockholders	$1,126	$485

Denominator:
Weighted-average number of common shares - Basic	905,486,000	903,893,000

Dilutive effect of the company’s employee compensation plans	6,405,000	1,772,000

Weighted-average number of common shares - Diluted	911,891,000	905,665,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended March 31,
	2010	2009
Average Number of Stock Options	64,343,000	81,260,000

Note 7.  Inventories

	March 31, 2010	December 31, 2009

Finished products	$3,622	$2,893
Semifinished products	1,206	2,231
Raw materials and supplies	853	872

	5,681	5,996
Adjustment of inventories to a last-in, first-out (LIFO) basis	(619)	(616)

Total	$5,062	$5,380

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets

There were no significant changes in goodwill for the three-month period ended March 31, 2010.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$1,623	$(759)	$864	$1,622	$(716)	$906
Patents	169	(61)	108	169	(57)	112
Trademarks	62	(23)	39	62	(22)	40
Other (1)	611	(277)	334	642	(302)	340

	2,465	(1,120)	1,345	2,495	(1,097)	1,398

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	179	—	179	179	—	179
Pioneer germplasm (2)	975	—	975	975	—	975

	1,154	—	1,154	1,154	—	1,154

Total	$3,619	$(1,120)	$2,499	$3,649	$(1,097)	$2,552

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

The aggregate pre-tax amortization expense for definitive-lived intangible assets was $58 and $99 for the three-month period ended March 31, 2010 and 2009, respectively.  The estimated aggregate pre-tax amortization expense for 2010 and each of the next five years is approximately $184, $188, $191, $190, $175 and $131.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 9.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $19 and $17 as of March 31, 2010 and December 31, 2009, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amount recorded for all indemnifications as of March 31, 2010 and December 31, 2009 was $97 and $100, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $97 at March 31, 2010. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies.  At March 31, 2010 and December 31, 2009, the company had directly guaranteed $575 and $684, respectively, of such obligations. In addition, the company had $119 relating to guarantees of historical obligations for divested subsidiaries as of March 31, 2010 and December 31, 2009. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At March 31, 2010 and December 31, 2009, a liability of $147 and $146, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 39 percent of the $275 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at March 31, 2010:

	Short- Term	Long- Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies(1), (2):
Bank borrowings (terms up to 5 years)	$446	$99	$545
Leases on equipment and facilities (terms up to 2 years)	—	1	1
Obligations for equity affiliates(2):
Bank borrowings (terms up to 3 years)	7	19	26
Leases on equipment and facilities (terms less than 1 year)	3	—	3
Total obligations for customers, suppliers, other affiliated and unaffiliated companies, and equity affiliates	$456	$119	$575
Obligations for divested subsidiaries(3):
Conoco (terms up to 17 years)	—	16	16
Consolidation Coal Sales Company (terms up to 2 years)	31	72	103
Total obligations for divested subsidiaries	31	88	119

	$487	$207	$694

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

In late 2005 DuPont and the EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site.  The required third party peer review of the data generated in the monitoring process has been completed.  EPA issued its final report in September 2009 to which DuPont responded. EPA provided comments on DuPont’s response in the first quarter 2010.  EPA and the company will begin discussions to finalize a plan for further monitoring under the MOU.

In late 2009, DuPont received an Information Request from EPA under the Clean Water Act (CWA) regarding previously reported historic disposal practices for waste generated by the Washington Works site that may contain PFOA. In December 2009, a similar request was made under the Resource Conservation and Recovery Act (RCRA) regarding the Chambers Works site in Deepwater, New Jersey. DuPont has responded to these requests.

In 2009 DuPont entered into a voluntary agreement with the New Jersey Department of Environmental Protection, (NJDEP), to sample private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA and treat any wells with PFOA above 0.40 ppb. DuPont has completed its obligations under the agreement and is treating one well.

At March 31, 2010, DuPont has accruals of about $0.4 to fund its activities described above.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to complete these health studies between 2009 and year-end 2011 at a total estimated cost of $32, of which $5 was originally placed in an interest-bearing escrow account.  In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $23 of which $10 was originally placed in an interest-bearing escrow account.  At March 31, 2010, the accrual balance relating to the funding of the independent science panel health studies and operating and maintaining the water treatment systems was $9 including $5 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at March 31, 2010, the company had not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

In September 2007, LHWA refiled the suit it originally filed in Ohio state court and voluntarily dismissed in 2006. The suit claims that perfluorinated compounds, including PFOA, allegedly released from the Washington Works plant contaminated LHWA’s well fields and underlying aquifer.  In November 2009, LHWA sued DuPont in Ohio federal court alleging among other claims “imminent and substantial endangerment to health and or the environment” under RCRA based on detection of PFOA in its wells. LHWA seeks a variety of relief in both cases including compensatory and punitive damages, and an injunction requiring DuPont to provide a new “pristine” well field and the infrastructure to deliver it.

In the third quarter 2009, Emerald Coast Utilities Authority, owner and operator of public drinking water systems in Pensacola, Florida and nearby areas, filed suit against several defendants including the company alleging water contamination from PFOA and perfluorooctane sulfonate (PFOS).  The case, originally filed in Florida state court, was removed to federal court in the fourth quarter 2009.  DuPont does not have any facilities in the water district served by the Emerald Coast Utilities Authority that manufacture or use PFOA. DuPont does not and has not manufactured PFOS and does not use the compound in its processes.  The complaint seeks testing, treatment, remediation and monitoring.  In the first quarter 2010, DuPont filed a motion for summary judgment to dismiss the case against it.

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants.  One of these cases was filed in West Virginia state court by three individual plaintiffs on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia.  In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs’ appeal of the ruling was denied. In the second quarter 2009, the plaintiffs added a claim based on public nuisance and moved for again class certification.   In the third quarter 2009, the Court granted summary judgment in DuPont’s favor dismissing all claims brought by the three plaintiffs, including public nuisance and class certification, except for medical monitoring.  In the fourth quarter 2009, plaintiffs voluntarily dismissed the medical monitoring claims. The court entered final

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

judgment for DuPont in January 2010.  In the first quarter 2010, plaintiffs’ appealed the final judgment to the U.S. Court of Appeals for the Fourth Circuit.

The other two purported class actions were filed in New Jersey.  One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey.  The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion.  The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb.  In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. In October 2009, the Court granted class certification for certain sub-classes regarding public and private nuisance claims, while denying class certification for all other claims. The court also certified a legal question related to strict liability.  In April 2010, the Court allowed plaintiffs in both cases to add a claim under RCRA alleging “imminent and substantial endangerment to health and or the environment.” The June 2010 trial date will be rescheduled.

DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Elastomers Antitrust Matters

In 2002, the U.S., Canadian and European Union (EU) antitrust authorities began investigating companies competing in the synthetic rubber market including DuPont Dow Elastomers, LLC (DDE) a joint venture between The Dow Chemical Company (Dow) and DuPont. DDE  became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC (DPE) in 2005.  In April 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE’s response to these investigations and the related litigation and DuPont agreed to a disproportionate share of the venture’s liabilities and costs related to these matters.  Consequently, DuPont bears any potential liabilities and costs up to the initial $150.  Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150.

DDE entered a 2005 plea agreement with the U.S. Department of Justice that included a fine of $84. The company elected to pay the fine in six equal installments; the last installment was paid during the first quarter of 2010. In 2007, DPE pled guilty to conspiring to fix prices in the Canadian synthetic rubber market and paid a fine of CDN $4, approximately $3.8 USD.

In December 2007, the EU antitrust authorities imposed fines against DPE, Dow and DuPont totaling EURO 59.25 ($90.9 USD).  DuPont provisionally paid the fines in 2008 prior to appealing the EU decision.  The EU antitrust authorities subsequently imposed an incremental fine of EURO 4.425 ($6.5 USD) on Dow which was provisionally paid in 2008.

The company has resolved all criminal antitrust allegations involving the synthetic rubber market against it made by U.S., Canadian, and, pending resolution of the company’s appeal, the EU antitrust authorities. At March 31, 2010, the company does not have an accrual related to this matter.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage.  DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement.  The status of Benlate® cases is indicated in the table below:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Number of Cases

Balance at December 31, 2009	13
Filed	—
Resolved	—
Balance at March 31, 2010	13

At March 31, 2010, there were ten cases pending involving allegations that Benlate® caused crop damage.  Nine of the cases are pending in state court in Florida.  At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  In the fourth quarter 2009, the appeal was resolved in DuPont’s favor. The judgment was reversed, vacated and the cases were remanded to be tried separately. Plaintiffs will likely seek further appellate review. A case alleging crop damage was filed for the third time in state court in North Carolina having been dismissed twice before on DuPont’s motion. The trial court once again dismissed the case in the first quarter 2010, but plaintiffs may appeal.  It has been, and continues to be, the company’s position that the plaintiff does not own the property allegedly damaged.

Plaintiffs in two cases pending in Florida allege damage to shrimping operations.  These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases.  Previously, these plaintiffs had been awarded unspecified attorneys’ fees as sanctions for alleged discovery abuses by DuPont. In June 2009, the Judge issued an order striking DuPont’s pleadings and entering a default judgment against the company as to liability and causation. Therefore, only the issue of damages will be tried in both cases. The first case is set for trial in May 2010; the second case is expected to be tried immediately after the first.  DuPont will appeal the orders after the trials.

In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with atrazine caused plaintiff’s kidney and brain cancer. The case has been removed to federal court.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of March 31, 2010, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 13 cases.   The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant.  At March 31, 2010, the company has accruals of $0.1 related to Benlate®.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The Court issued its decision on March 26, 2010, affirming in part and reversing in part the trial court. The Court reversed the trial court’s order granting summary judgment to plaintiffs on the issue of statute of limitations and ordered a new jury trial on the sole issue of when the plaintiffs possessed requisite knowledge to trigger the running of the statute. If the jury determines that plaintiffs had or should have had requisite knowledge more than 2 years prior to filing their case, then the trial court must set aside the verdict and render judgment in DuPont’s favor. Otherwise, the Court conditionally affirmed the verdict, but reduced punitive damages to $97.7. DuPont intends to petition the Court for a rehearing.  As of March 31, 2010, the company had recorded accruals of $55, although given the uncertainties inherent in litigation, there can be no assurance as to the final outcome.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s 2009 Annual Report. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), the Resource Conservation and Recovery Act (RCRA) and similar state and global laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2010, the Condensed Consolidated Balance Sheets included a liability of $406, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of March 31, 2010.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2009 Annual Report.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 10.  Stockholders’ Equity

A summary of the changes in equity for the three months ended March 31, 2010 and 2009 is provided below:

Consolidated Changes in Equity for the Three Months Ended March 31, 2010	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,651		$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436
Comprehensive income:
Net income	1,137	1,137				1,129			8
Other comprehensive loss, net of tax:
Cumulative translation adjustment	(61)	(61)					(61)
Net revaluation and clearance of cash flow hedges to earnings	(31)	(31)					(30)		(1)
Pension benefit plans	80	80					80
Other benefit plans	(20)	(20)					(20)
Net unrealized loss on securities	(2)	(2)					(2)
Other comprehensive loss	(34)	(34)
Comprehensive income	1,103	1,103 (1)
Common dividends	(374)					(373)			(1)
Preferred dividends	(3)					(3)
Common stock issued - compensation plans	46			1	45
Total Equity as of March 31, 2010	$8,423		$237	$298	$8,514	$11,463	$(5,804)	$(6,727)	$442

Consolidated Changes in Equity for the Three Months Ended March 31, 2009	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,552		$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427
Acquisition of a majority interest in a consolidated subsidiary	1								1
Comprehensive income:
Net income	489	489				488			1
Other comprehensive loss, net of tax:
Cumulative translation adjustment	(68)	(68)					(68)
Net revaluation and clearance of cash flow hedges to earnings	2	2					2
Pension benefit plans	38	38					38
Other benefit plans	(10)	(10)					(10)
Net unrealized loss on securities	(2)	(2)					(2)
Other comprehensive loss	(40)	(40)
Comprehensive income	449	449 (1)
Common dividends	(372)					(372)
Preferred dividends	(3)					(3)
Common stock issued - compensation plans	16				16
Total Equity as of March 31, 2009	$7,643		$237	$297	$8,396	$10,569	$(5,558)	$(6,727)	$429

(1)          Includes comprehensive income attributable to noncontrolling interests of $7 and $1 for the three months ended March 31, 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 11.  Derivatives and Other Hedging Instruments

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

Commodity Price Risk

Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, copper, corn, soybeans and soybean meal.

The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Fair Value Hedges

During the quarter ended March 31, 2010, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments which allows the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges.  At March 31, 2010 and December 31, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,900.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. At March 31, 2010 and December 31, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $175 and $293, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At March 31, 2010 and December 31, 2009, the company had energy feedstock contracts with gross notional amounts of approximately $232 and $277, respectively.

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

At March 31, 2010 and December 31, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $285 and $332, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the quarter ended March 31, 2010:

	Three Months Ended March 31, 2010
	Pre-tax	Tax	After- Tax

Beginning balance	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	(72)	26	(46)

Clearance of hedge results to earnings	26	(10)	16

Balance at March 31, 2010	$(147)	$52	$(95)

Amounts expected to be reclassified into earnings over the next twelve months	$(92)	$33	$(59)

Hedges of Net Investment in a Foreign Operation

During the quarter ended March 31, 2010, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At March 31, 2010 and December 31, 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,525 and $7,634, respectively.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At March 31, 2010 and December 31, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $107 and $206, respectively.

Contingent Features

During the quarter ended March 31, 2010, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	$3	(1)	$12	(1)	$—		$12	(4)
Interest rate swaps	2	(2)	—		—		—
Foreign currency contracts	3	(1)	3	(1)	—		—
Energy feedstocks	2	(1)	2	(1)	70	(3)	54	(3)
Energy feedstocks	—		—		46	(4)	49	(4)

Total derivatives designated as hedging instruments	$10		$17		$116		$115

Derivatives not designated as hedging instruments
Foreign currency contracts	140	(1)	111	(1)	23	(3)	17	(3)

Total derivatives not designated as hedging instruments	$140		$111		$23		$17

Total derivatives	$150		$128		$139		$132

(1)          Current portion recorded in accounts and notes receivable, net.

(2)          Long-term portion recorded in other assets.

(3)          Current portion recorded in other accrued liabilities.

(4)          Long-term portion recorded in other liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

Derivatives in Fair	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Value Hedging Relationships	Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Interest rate swaps	$5	(1)	$(5	)(1)
Total	$5		$(5)

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Interest rate swaps	$(11	)(1)	$11	(1)
Total	$(11)		$11

(1)          Gain/(loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Foreign currency contracts	$5	$6	(2)	$—
Agricultural feedstocks	(46)	(14	)(3)	(3	)(3)
Energy feedstocks	(31)	(18	)(3)	—
Total	$(72)	$(26)		$(3)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2009		Three Months Ended March 31, 2009
Foreign currency contracts	$5	$(16	)(2)	$—
Agricultural feedstocks	(14)	(14	)(3)	(3	)(3)
Energy feedstocks	(51)	(33	)(3)	—
Total	$(60)	$(63)		$(3)

(1)          OCI is defined as other comprehensive income / (loss).

(2)          Gain (loss) was reclassified from accumulated other comprehensive income into net sales.

(3)          Loss was recognized in cost of goods sold and other operating charges.

Derivatives not Designated in Hedging Instruments

Derivatives Not Designated in Hedging	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three Months Ended March 31,
Instruments	2010		2009
Foreign currency contracts	$214	(1)	$195	(1)
Agricultural feedstocks	7	(2)	3	(2)
Total	$221		$198

(1)          Gain was recognized in other income, net.

(2)          Gain was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 12.  Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended March 31,
	2010	2009

Service cost	$51	$47
Interest cost	316	315
Expected return on plan assets	(360)	(398)
Amortization of unrecognized loss	126	70
Amortization of prior service cost	4	4

Net periodic benefit cost	$137	$38

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2009, that it expected to contribute approximately $270 to its pension plans, other than to the principal U.S. pension plan in 2010.  As of March 31, 2010, contributions of $90 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2010 to total approximately $180.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended March 31,
	2010	2009
Service cost	$7	$8
Interest cost	60	61
Amortization of unrecognized loss	15	12
Amortization of prior service benefit	(27)	(26)

Net periodic benefit cost	$55	$55

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2009, that it expected to make payments of approximately $341 to its other long-term employee benefit plans in 2010.  Through March 31, 2010, the company has made benefit payments of $75 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2010 to total approximately $266.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 13.  Segment Information

Segment sales include transfers to another business segment.  Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income/(loss) (PTOI) is defined as operating income/(loss) before income taxes, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles. Prior year data have been reclassified to reflect the current organizational structure.

Three Months Ended March 31,	Agriculture & Nutrition(2)	Electronics & Communications	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharmaceuticals	Other	Total (1)

2010
Segment sales	$3,242	$631	$1,414	$902	$1,534	$789	$—	$48	$8,560
Less transfers	—	(4)	(50)	(1)	(19)	(2)	—	—	(76)

Net sales	3,242	627	1,364	901	1,515	787	—	48	8,484
Pre-tax operating income (loss)	941	105	190	45	230	102	221	(31)	1,803

2009
Segment sales	$3,062	$365	$1,070	$732	$942	$718	$—	$28	$6,917
Less transfers	—	(4)	(26)	—	(5)	(2)	—	(9)	(46)

Net sales	3,062	361	1,044	732	937	716	—	19	6,871
Pre-tax operating income (loss)	852	(34)	44	(75)	(146)	64	252	(44)	913

(1) A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
	March 31,
	2010	2009
Total segment PTOI	$1,803	$913
Net exchange gains, including affiliates	30	70
Corporate expenses and net interest	(246)	(234)
Income before income taxes	$1,587	$749

(2) As of March 31, 2010, Agriculture & Nutrition net assets were $7,987, an increase of $1,775 from $6,112 at December 31, 2009.  The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

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

Forward-looking statements are based on certain assumptions and expectations of future events.  The company cannot guarantee that these assumptions and expectations are accurate or will be realized.  For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 36.  Additional risks and uncertainties not presently known to the company or that the company currently believes to be immaterial also could affect its businesses.

Results of Operations

Overview

First quarter financial results reflect significant year-over-year increases in sales and earnings for the Performance Chemicals, Performance Coatings, Electronics & Communications, and Performance Materials segments.  Results in these segments reflect the return of global economic growth, particularly in emerging markets1, higher pricing and lower costs for raw material, freight and transportation, compared to prior year.  The Agriculture & Nutrition segment had a seasonally strong quarter with modest improvement versus 2009.  Total company sales of $8.5 billion were 23 percent higher than first quarter 2009, reflecting significantly higher sales volume and higher USD selling prices. Net income attributable to DuPont of $1.1 billion increased $641 million versus first quarter 2009.  The company continues to take actions to support a strong balance sheet and cash generation with a focus on capital productivity and cost reduction, along with strategies for growth in new agricultural, photovoltaic, and Applied BioSciences products.  The company’s productivity and cost-cutting actions are tracking according to plan.

Net Sales

Net sales for the first quarter 2010 were $8.5 billion versus $6.9 billion in the prior year, an increase of 23 percent, reflecting 19 percent higher sales volume, a 2 percent increase in local selling prices, a 3 percent increase from currency exchange and a 1 percent net reduction from portfolio changes.  Local selling prices principally reflect higher seed prices and pass-through of precious metal prices. Sales volumes were higher across all operating segments with volumes improving 28 percent in emerging markets and 15 percent in developed markets. Volume in the United States increased 13 percent, while Europe, Middle East and Africa (EMEA) increased 10 percent.  Sales in emerging markets of $2.3 billion improved 33 percent from 2009, and the percentage of total company sales in these markets increased to 28 percent from 26 percent.

(1) Emerging markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2010		Percent Change Due to:
	2010 Net Sales ($ Billions)	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio

U.S.	$3.5	16	4	—	13	(1)
Europe, Middle East & Africa (EMEA)	2.4	15	—	5	10	—
Asia Pacific	1.6	71	3	3	65	—
Latin America	0.8	21	(1)	7	15	—
Canada	0.2	16	1	11	5	(1)

Total Consolidated Sales	$8.5	23	2	3	19	(1)

Other Income, Net

First quarter 2010 other income, net, totaled $360 million as compared to $399 million in the prior year, a decrease of $39 million. The decrease is largely attributable to a $32 million reduction of Cozaar®/Hyzaar® income coupled with the $36 million exchange loss associated with the devaluation of the Venezuelan bolivar, partially offset by higher income from equity affiliates of $12 million.

Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $5.8 billion in the first quarter 2010 versus $5.2 billion in the prior year, an increase of 12 percent.  COGS as a percent of net sales improved to 68 percent versus 75 percent for the first quarter 2009. The 7 percentage point improvement principally reflects increased manufacturing utilization, higher selling prices, lower raw material, energy and freight costs, and a favorable impact from currency exchange rates.  Raw material, energy and freight costs, adjusted for volume and currency, were 2 percent lower. The company anticipates that full-year 2010 raw material, energy and freight costs, adjusted for volume and currency, will increase approximately 5 percent compared to prior year.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $993 million for the first quarter 2010 versus $907 million in the prior year. The increase was due to higher selling expenses, primarily in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company’s seed products, and higher non-cash pension expenses.  SG&A was approximately 12 percent of net sales for the three-month period in 2010 and 13 percent in 2009.

Research and Development Expense (R&D)

R&D totaled $365 million and $323 million for the first quarter 2010 and 2009, respectively. The increase in R&D was due to continued growth investment in the Agriculture & Nutrition segment.  R&D was approximately 4 percent of net sales for the three-month period ended in 2010 and 5 percent in 2009.

Interest Expense

Interest expense totaled $103 million in the first quarter 2010 compared to $106 million in 2009. The decrease is mainly due to lower average rates partially offset by higher borrowings and lower capitalized interest.

Provision for Income Taxes

The company’s effective tax rate for the first quarter 2010 was 28.4 percent as compared to 34.7 percent in 2009.  The lower effective tax rate in 2010 versus 2009 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Net Income Attributable to DuPont (Earnings)

Earnings for the first quarter of 2010 were $1,129 million versus $488 million in the first quarter 2009, a 131 percent increase. The increase in earnings principally reflects higher sales, increased manufacturing utilization, lower raw material, energy and freight costs, and favorable currency impacts, partially offset by higher non-cash pension costs.

Corporate Outlook

DuPont increased its full-year earnings guidance to a range of $2.50-$2.70 per share from its previous range of $2.15-$2.45 per share.  The new outlook reflects expected stronger sales growth and improved pre-tax operating margins, supported by continuing global economic expansion with particularly strong demand in Asia Pacific.  The company expects Pharmaceuticals full-year pre-tax income to be $360 to $400 million. The company expects free cash flow to be about $200 million higher than originally anticipated, and has increased its outlook from greater than $1.5 billion to greater than $1.7 billion.

Health Care Reform

During March 2010, a comprehensive health care reform legislation was signed into law in the U.S. under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Acts”). Included among the major provisions of the law is a change in tax treatment of the federal drug subsidy paid with respect to Medicare-eligible retirees.  This change did not have a significant impact because the company operates its principal drug plan for Medicare-eligible retirees as secondary to Medicare and manages Medicare Part D reimbursement through a third party administrator. The effect of the Acts on the company’s other long-term employee benefit obligation and cost depends on finalization of related regulatory requirements. The company will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Segment Reviews

Summarized below are comments on individual segment sales and pre-tax operating income/(loss) (PTOI) for the three-month period ended March 31, 2010 compared with the same period in 2009. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income before income taxes, exchange gains/(losses), corporate expenses, interest and the cumulative effect of changes in accounting principles.  All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency.  A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three-month period ended March 31, 2010 and 2009 is included in Note 13 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2010 segment sales and related variances versus prior year:

	Three Months Ended		Percentage Change
	March 31, 2010		Due to:
	Segment Sales* ($ Billions)	Percent Change vs. 2009	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$3.2	6	5	1	—
Electronics & Communications	0.6	73	13	60	—
Performance Chemicals	1.4	32	3	30	(1)
Performance Coatings	0.9	23	6	17	—
Performance Materials	1.5	63	7	56	—
Safety & Protection	0.8	10	2	8	—

*    Segment sales include transfers

Agriculture & Nutrition — Sales of $3.2 billion increased $180 million, or 6 percent, reflecting 5 percent higher selling prices and 1 percent volume growth. Segment sales reflect higher North America seed volumes and seed price gains in each region, partially offset by delays in the European planting season. Crop protection product volumes were down slightly reflecting northern hemisphere sales pattern shifts, which were partly offset by strong global sales for Rynaxypyr®. Food and nutrition product sales were up modestly. PTOI of $941 million improved 10 percent from higher selling prices, principally due to currency, and higher volumes.

Electronics & Communications — Sales of $631 million increased $266 million, or 73 percent, reflecting 60 percent higher volumes and 13 percent higher selling prices. The higher volumes were primarily due to strong global demand led by Asia Pacific, reflecting broad-based recovery, which were strongest in photovoltaics and semi-fabricated materials. The higher selling prices reflect pass-through of higher metals prices. PTOI of $105 million was up $139 million primarily due to significantly higher volumes.

Performance Chemicals — Sales of $1.4 billion increased $344 million, or 32 percent, reflecting a 30 percent increase in volume and 3 percent higher selling prices. The sales increase was primarily driven by strong continued recovery in titanium dioxide and fluoropolymers, with robust demand for refrigerants including strong adoption rates for ISCEON®.  PTOI was $190 million, an improvement of $146 million, primarily due to higher volumes.

Performance Coatings — Sales of $902 million increased $170 million, or 23 percent, reflecting 17 percent higher volumes and a 6 percent increase in selling prices. Volumes reflect higher demand in global automotive OEM markets, and strong demand in Asia Pacific. PTOI was $45 million, up $120 million, reflecting higher volumes, lower raw material costs, and fixed cost productivity improvements including restructuring programs.

Performance Materials — Sales of $1.5 billion increased $592 million, or 63 percent, reflecting 56 percent higher volumes and a 7 percent increase in selling prices. The higher volumes were led by improvement in automotive, industrial, consumer and electronic markets, with strong volume recovery in all regions, led by Asia Pacific and Europe. PTOI was $230 million, an improvement of $376 million, primarily driven by higher volumes, lower raw material costs, and fixed cost productivity improvements including restructuring programs.

Safety & Protection — Sales of $789 million increased $71 million, or 10 percent, principally reflecting an 8 percent increase in volumes and 2 percent higher selling prices.  The increase in volumes was primarily due to recovery in the automotive and industrial markets, coupled with moderate strengthening in construction markets. PTOI was $102 million, an improvement of $38 million. The increase primarily reflects higher volumes and lower raw material costs.

Pharmaceuticals — First quarter PTOI was $221 million compared to $252 million in the first quarter 2009.  The decreased income reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Other — The company includes embryonic businesses not included in growth platforms, such as Applied BioSciences and nonaligned businesses in Other.  Sales in the first quarter of $48 million increased 71 percent from the first quarter 2009 due to higher sales from the Applied BioSciences business. PTOI was a loss of $31 million, compared to a loss of $44 million in the first quarter 2009, due to higher sales.

Liquidity & Capital Resources

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.  Cash and cash equivalents and marketable securities balances of $4.5 billion as of March 31, 2010, provide primary liquidity to support all short-term obligations.  The company has access to approximately $2.5 billion in unused credit lines with several major financial institutions, as additional support to meet short term liquidity needs.  These credit lines are primarily multi-year facilities.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.

During the first quarter 2010, Standard & Poor’s revised the company’s credit outlook to “Stable” from “Negative” and Fitch Ratings affirmed the company’s current credit rating.

The company’s long term and short term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor’s	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Negative
Fitch Ratings	A	F1	Negative

Cash used for operating activities was $1,065 million for the three months ended March 31, 2010 compared to $832 million during the same period ended in 2009.  The $233 million change is primarily due to increases in working capital, mainly driven by higher changes in inventory and accounts receivable, partially offset by higher earnings.

Cash provided by investing activities was $384 million for the three months ended March 31, 2010 compared to cash used for investing activities of $393 million for the same period last year.  The $777 million increase was mainly due to a reduction in investments in short-term financial instruments, a net increase in proceeds from forward exchange contract settlements, and reduced capital expenditures. Purchases of property, plant and equipment (PP&E) for the three months ended March 31, 2010 totaled $185 million, a decrease of $173 million compared to the prior year.

Cash used for financing activities was $370 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $20 million in the prior year.  The decrease was primarily due to a decrease in the net proceeds from borrowings.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009
Cash used for operating activities	$(1,065)	$(832)
Purchases of property, plant and equipment	(185)	(358)
Free cash flow	$(1,250)	$(1,190)

Free cash flow for the three months ended March 31, 2010 was an outflow of $1.3 billion, as compared to an outflow of $1.2 billion for the same period last year.  For 2010, the company has increased its full-year free cash flow outlook to greater than $1.7 billion, while continuing to support growth investments including $1.6 billion of capital investment and working capital increases from improved levels of demand.

Free cash flow is a measurement not recognized in accordance with generally accepted accounting principles (GAAP) and should not be viewed as an alternative to GAAP measures of performance.  All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the company’s free cash flow definition may not be consistent with the methodologies used by other companies.  The company defines free cash flow as cash provided by operating activities less purchases of property, plant and equipment, and therefore indicates operating cash flow available for payment of dividends, other investing activities, and other financing activities.  Free cash flow is useful to investors and management to evaluate the company’s cash flow and financial performance, and is an integral financial measure used in the company’s financial planning process.

Dividends paid to shareholders during the three months ended March 31, 2010 totaled $374 million.  In January 2010, the company’s Board of Directors declared a first quarter common stock dividend of $0.41 per share.  The first quarter dividend was the company’s 422nd consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $4.5 billion at March 31, 2010, a decrease of $1.6 billion from $6.1 billion at December 31, 2009.  The reduction was due to the funding of normal working capital needs, seasonality in the cash collections cycle in the Agriculture & Nutrition segment, capital projects and dividends.

Debt

Total debt at March 31, 2010 and December 31, 2009 was $11.0 billion.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others and Certain Derivative Instruments, see pages 37 - 38 of the company’s 2009 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company’s contractual obligations at December 31, 2009 can be found on page 39 of the company’s 2009 Annual Report. There have been no significant changes to the company’s contractual obligations during the three months ended March 31, 2010.

PFOA

The following is an update of the PFOA discussion found on pages 45-47 of the company’s 2009 Annual Report.

DuPont respects the EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address the EPA’s questions. In January 2006, DuPont pledged its commitment to the EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2009, (for the year 2008),

DuPont reported to the EPA that it had achieved about a 99 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 98 percent reduction in global manufacturing emissions, exceeding the EPA’s 2010 objective.  In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. DuPont has developed PFOA replacement technology and successfully used this technology in its global manufacturing facilities to produce test materials for all major fluoropolymer product lines. DuPont has begun to supply fluoropolymer products without PFOA to customers for testing in their processes, and is working to obtain appropriate regulatory approvals for this technology.  3M filed suit against the company in March 2010, alleging that certain DuPont fluoropolymer dispersion products infringe its patents. The lawsuit will not prevent DuPont meeting its 2010/2015 goals noted above.

DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 9 to the interim Consolidated Financial Statements).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 11, “Derivatives and Other Hedging Instruments” to the interim Consolidated Financial Statements.  See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 48 - 50 of the company’s 2009 Annual Report for information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

a)        Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2010, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)        Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 9 to the interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms.  Information related to this matter is included in Note 9 to the interim Consolidated Financial Statements under the heading PFOA.

Environmental Proceedings

Belle Plant, West Virginia

The Occupational Safety and Health Administration, Chemical Safety Board, U.S. Environmental Protection Agency (EPA) and West Virginia Department of Environmental Protection are investigating 3 chemical releases at DuPont’s Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.

Chambers Works Plant, Deepwater, New Jersey

In September 2009, the New Jersey Department of Environmental Protection (NJDEP) notified DuPont that it was seeking administrative penalties for past violations of the New Jersey Air Regulations governing Leak Detection and Reporting (LDAR) at the Chambers Works facility. These violations were self-reported by the company in March 2009.  NJDEP is seeking $444,000.00 in administrative penalties for alleged violations during calendar year 2006.  In fourth quarter 2009, DuPont filed an appeal regarding the basis of the penalty assessment and is in settlement negotiations with NJDEP.

Chambers Works Plant, Deepwater, New Jersey

In January 2010, EPA and the U.S. Attorney’s Office for New Jersey, informed DuPont that the government was initiating an enforcement action arising from alleged environmental non-compliance at the Chambers Works facility. The government alleges that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act and the Federal Clean Air Act Regulations governing LDAR and that it failed to report fugitive emissions of a compound from Chambers Works’ waste water treatment facility under the Emergency Planning and Community Right-to-Know Act (EPRCA.) The alleged non-compliance was identified by U.S. EPA in 2007 and 2009 following separate environmental audits.

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

The company’s ability to generate sales from genetically modified products, particularly seeds and other agricultural products, could be adversely affected by market acceptance, government policies, rules or regulations and competition.

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those products on customer acres. Demand for these products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds.

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

Sales outside the U.S. constitute approximately 60 percent of the company’s 2009 revenue.  The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in emerging markets.  Sales from emerging markets represent approximately 30 percent of the company’s revenue in 2009 and the company’s growth plans include focusing on expanding its presence in emerging markets.  The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

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

The company’s business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that could affect the global economy.  The company’s customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to the company. Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company’s results. Future weakness in the global economy could adversely affect the company’s results of operations, financial condition and cash flows in future periods.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 27, 2010

By:	/s/Nicholas C. Fanandakis

Nicholas C. Fanandakis
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.2	Company’s Bylaws, as last amended effective November 1, 2009 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.8*

Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.15 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008).

10.9*

Company’s Retirement Income Plan for Directors, as last amended August 1995 (incorporated by reference to Exhibit 10.17 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.10*

Company’s Bicentennial Corporate Sharing Plan, adopted by the Board of Directors on December 12, 2001 and effective January 9, 2002 (incorporated by reference to Exhibit 10.19 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit Number	Description

10.11*

Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended December 31, 2009 (incorporated by reference to Exhibit 4(b) to the company’s Registration Statement on Form S-8, File No. 333-164989, filed on February 19, 2010).

10.12*

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