Form 10-Q
period 2010-06-30
DUPONT E I DE NEMOURS & CO
filed 2010-07-27
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The Registrant had 906,512,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2010.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I.  Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company

Consolidated Income Statements (Unaudited)

(Dollars in millions, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$8,616	$6,858	$17,100	$13,729
Other income, net	464	230	824	629

Total	9,080	7,088	17,924	14,358

Cost of goods sold and other operating charges	5,984	5,007	11,780	10,192
Selling, general and administrative expenses	1,021	907	2,014	1,814
Research and development expense	404	331	769	654
Interest expense	103	106	206	212
Employee separation / asset related charges, net	—	265	—	265

Total	7,512	6,616	14,769	13,137

Income before income taxes	1,568	472	3,155	1,221
Provision for income taxes	400	51	850	311
Net income	1,168	421	2,305	910
Less: Net income attributable to noncontrolling interests	9	4	17	5

Net income attributable to DuPont	$1,159	$417	$2,288	$905

Basic earnings per share of common stock	$1.27	$0.46	$2.52	$1.00

Diluted earnings per share of common stock	$1.26	$0.46	$2.50	$0.99

Dividends per share of common stock	$0.41	$0.41	$0.82	$0.82

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share)

	June 30, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$2,215	$4,021
Marketable securities	1,744	2,116
Accounts and notes receivable, net	8,076	5,030
Inventories	4,581	5,380
Prepaid expenses	128	129
Income taxes	621	612
Total current assets	17,365	17,288

Property, plant and equipment, net of accumulated depreciation (June 30, 2010 - $18,275; December 31, 2009 - $17,821)	10,910	11,094
Goodwill	2,134	2,137
Other intangible assets	2,435	2,552
Investment in affiliates	1,047	1,014
Other assets	3,821	4,100
Total	$37,712	$38,185

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$2,970	$3,542
Short-term borrowings and capital lease obligations	651	1,506
Income taxes	533	154
Other accrued liabilities	3,352	4,188
Total current liabilities	7,506	9,390

Long-term borrowings and capital lease obligations	9,577	9,528
Other liabilities	11,228	11,490
Deferred income taxes	125	126

Total liabilities	28,436	30,534

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2010 - 993,545,000; December 31, 2009 - 990,855,000	298	297
Additional paid-in capital	8,569	8,469
Reinvested earnings	12,245	10,710
Accumulated other comprehensive loss	(5,796)	(5,771)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2010 and December 31, 2009)	(6,727)	(6,727)
Total DuPont stockholders’ equity	8,826	7,215
Noncontrolling interests	450	436
Total equity	9,276	7,651

Total	$37,712	$38,185

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$2,305	$910
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation	611	621
Amortization of intangible assets	110	167
Contributions to pension plans	(149)	(155)
Other non-cash charges and credits - net	113	585
Change in operating assets and liabilities - net	(3,414)	(2,083)

Cash (used for) provided by operating activities	(424)	45

Investing activities
Purchases of property, plant and equipment	(500)	(719)
Investments in affiliates	(54)	(15)
Payments for businesses - net of cash acquired	—	(12)
Proceeds from sales of assets - net of cash sold	153	49
Net decrease (increase) in short-term financial instruments	253	(381)
Forward exchange contract settlements	520	(396)
Other investing activities - net	(97)	(2)

Cash provided by (used for) investing activities	275	(1,476)

Financing activities
Dividends paid to stockholders	(748)	(746)
Net (decrease) increase in borrowings	(831)	714
Proceeds from exercise of stock options	33	—
Other financing activities - net	2	(25)

Cash used for financing activities	(1,544)	(57)

Effect of exchange rate changes on cash	(113)	—

Decrease in cash and cash equivalents	$(1,806)	$(1,488)

Cash and cash equivalents at beginning of period	4,021	3,645

Cash and cash equivalents at end of period	$2,215	$2,157

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

The FASB issued authoritative guidance on accounting for variable interest entities, which is effective for reporting periods beginning after November 15, 2009. The amendments change the process for how an enterprise determines which party consolidates a variable interest entity (VIE) to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated. The adoption of this guidance did not have a material effect on the company’s financial position or results of operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.  At June 30, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	June 30,	Fair Value Measurements at June 30, 2010 Using
	2010	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$236	$—	$236
Available-for-sale securities	17	17	—
	$253	$17	$236

Financial liabilities

Derivatives	$173	$—	$173

At December 31, 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 31,	Fair Value Measurements at December 31, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$128	$—	$128
Available-for-sale securities	27	27	—
	$155	$27	$128

Financial liabilities

Derivatives	$132	$—	$132

The estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $11,200 and $11,600 as of June 30, 2010 and    December 31, 2009, respectively.  The carrying value of debt was approximately $10,200 and $11,000 as of June 30, 2010 and December 31, 2009, respectively.

See Note 22, “Long-Term Employee Benefits” to the company’s 2009 Annual Report for information regarding the company’s pension assets measured at fair value on a recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 3.  Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cozaar®/Hyzaar® income	$69	$271	$288	$522
Royalty income	21	19	53	51
Interest income	21	24	40	45
Equity in earnings of affiliates	43	19	88	52
Net gains on sales of assets	89	37	94	41
Net exchange gains (losses) (1)	106	(141)	133	(92)
Miscellaneous income and expenses, net (2)	115	1	128	10

Total	$464	$230	$824	$629

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

(2)              Miscellaneous income and expenses, net, includes interest items, insurance recoveries and other items.

Note 4.  Employee Separation / Asset Related Charges, Net

At June 30, 2010, total liabilities relating to prior restructuring activities were $142.  A complete discussion of restructuring initiatives is included in the company’s 2009 Annual Report in Note 5, “Employee Separation / Asset Related Charges, Net.”

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs		Other Non- personnel Charges (1)	Total
Balance at December 31, 2009	$150		$24	$174
Payments	(49	)(2)	(20)	(69)
Net translation adjustment	(8)		—	(8)
Balance at June 30, 2010	$93		$4	$97

(1)        Other non-personnel charges consist of contractual obligation costs.

(2)        Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $49 of cash payments related to the 2009 restructuring program during the six months ended June 30, 2010. As of June 30, 2010, approximately 1,200 employees have been separated related to the 2009 restructuring program.  The company expects this initiative to be substantially complete by the end of 2010 with payments continuing into 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

2008 Restructuring Program

The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee Separation Costs		Other Non- personnel Charges (1)	Total
Balance at December 31, 2009	$105		$9	$114
Payments	(65	)(2)	(5)	(70)
Net translation adjustment	(9)		—	(9)
Balance at June 30, 2010	$31		$4	$35

(1)  Other non-personnel charges consist of contractual obligation costs.

(2)  Payments to employees of non-U.S. based subsidiaries are generally paid in lump sum amounts and are based on years of service. Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $65 of employee separation cash payments related to the 2008 restructuring program during the six months ended June 30, 2010. As of June 30, 2010, approximately 1,800 employees have been separated related to the 2008 restructuring program.  The program and related payments are expected to be substantially complete by the end of 2010.

Note 5.  Provision for Income Taxes

In the second quarter 2010, the company recorded a tax expense of $400, including $126 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $49 net tax benefit related to the adjustment of income tax accruals associated with settlements of prior year tax contingencies.

For year-to-date 2010, the tax provision is $850, which includes $211 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $49 net tax benefit related to the adjustment of income tax accruals associated with settlements of prior year tax contingencies.

In the second quarter 2009, the company recorded a tax provision of $51, including $103 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $91 net tax benefit related to the 2008 and 2009 restructuring programs and $17 net tax expense related to the hurricane adjustments.

For year-to-date 2009, the tax provision was $311, which includes $91 net tax benefit related to the 2008 and 2009 restructuring programs and $17 net tax expense related to the hurricane adjustments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to DuPont	$1,159	$417	$2,288	$905
Preferred dividends	(2)	(2)	(5)	(5)

Net income available to DuPont common stockholders	$1,157	$415	$2,283	$900

Denominator:
Weighted-average number of common shares - Basic	907,099,000	904,555,000	906,289,000	904,222,000

Dilutive effect of the company’s employee compensation plans	7,449,000	3,490,000	6,927,000	2,631,000

Weighted-average number of common shares - Diluted	914,548,000	908,045,000	913,216,000	906,853,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average Number of Stock Options	59,083,000	70,451,000	61,713,000	75,856,000

Note 7.  Inventories

	June 30, 2010	December 31, 2009

Finished products	$3,192	$2,893
Semifinished products	1,124	2,231
Raw materials and supplies	865	872

	5,181	5,996
Adjustment of inventories to a last-in, first-out (LIFO) basis	(600)	(616)

Total	$4,581	$5,380

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets

There were no significant changes in goodwill for the six month period ended June 30, 2010.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$1,619	$(792)	$827	$1,622	$(716)	$906
Patents	155	(55)	100	169	(57)	112
Trademarks	61	(24)	37	62	(22)	40
Other (1)	589	(269)	320	642	(302)	340

	2,424	(1,140)	1,284	2,495	(1,097)	1,398

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	176	—	176	179	—	179
Pioneer germplasm (2)	975	—	975	975	—	975

	1,151	—	1,151	1,154	—	1,154

Total	$3,575	$(1,140)	$2,435	$3,649	$(1,097)	$2,552

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

The aggregate pre-tax amortization expense for definitive-lived intangible assets was $52 and $110 for the three and six month periods ended June 30, 2010, respectively, and $68 and $167 for the three and six month periods ended June 30, 2009, respectively.  The estimated aggregate pre-tax amortization expense for 2010 and each of the next five years is approximately $178, $182, $186, $188, $180 and $145.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 9.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $20 and $17 as of June 30, 2010 and December 31, 2009, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amount recorded for all indemnifications as of June 30, 2010 and December 31, 2009 was $97 and $100, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $97 at June 30, 2010. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies.  At June 30, 2010 and December 31, 2009, the company had directly guaranteed $479 and $684, respectively, of such obligations. In addition, the company had $119 relating to guarantees of historical obligations for divested subsidiaries as of June 30, 2010 and December 31, 2009.  This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At June 30, 2010 and December 31, 2009, a liability of $114 and $146, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 33 percent of the $219 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at June 30, 2010:

	Short- Term	Long- Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies(1), (2):
Bank borrowings (terms up to 5 years)	$354	$100	$454
Obligations for equity affiliates(2):
Bank borrowings (terms up to 3 years)	7	17	24
Leases on equipment and facilities (terms less than 1 year)	1	—	1
Total obligations for customers, suppliers, other affiliated and unaffiliated companies, and equity affiliates	$362	$117	$479
Obligations for divested subsidiaries(3):
Conoco (terms up to 16 years)	—	16	16
Consolidation Coal Sales Company (terms up to 1 year)	31	72	103
Total obligations for divested subsidiaries	31	88	119

	$393	$205	$598

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

In late 2005, DuPont and EPA entered into a Memorandum of Understanding (EPA MOU) that required DuPont to monitor PFOA in the soil, air, water and biota around the Washington Works site.  The required third party peer review of the data generated in the monitoring process has been completed.  EPA issued its final report in September 2009 to which DuPont responded. EPA provided comments on DuPont’s response in the first quarter 2010.  EPA and the company are discussing a plan for further monitoring under the MOU.

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

In 2009, DuPont entered into a voluntary agreement with the New Jersey Department of Environmental Protection, (NJDEP), to sample private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA and treat any wells with PFOA above 0.40 ppb. DuPont has completed its obligations under the agreement and is treating one well.

At June 30, 2010, DuPont has accruals of about $0.3 to fund its activities described above.

EPA Administrative Complaints

In July and December 2004, EPA filed administrative complaints against DuPont alleging that the company failed to comply with the technical reporting requirements of the Toxic Substances Control Act (TSCA) and the RCRA regarding PFOA.  Under a 2005 agreement settling the matter, the company paid civil fines of $10.25 and will complete two Supplemental Environmental Projects at a total cost of $6.25.

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

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to complete these health studies between 2009 and year-end 2011 at a total estimated cost of $32, of which $5 was originally placed in an interest-bearing escrow account.  In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating. The estimated cost of constructing, operating and maintaining these systems is about $23, of which $10 was originally placed in an interest-bearing escrow account.  At June 30, 2010, the accrual balance relating to the funding of the independent science panel health studies and operating and maintaining the water treatment systems was $8, including $4 in interest bearing escrow accounts.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at June 30, 2010, the company had not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

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

In the second quarter 2006, three purported class actions were filed alleging that drinking water had been contaminated by PFOA in excess of 0.05 ppb due to alleged releases from certain DuPont plants.  One of these cases was filed in West Virginia state court by three individual plaintiffs on behalf of customers of the Parkersburg City Water District, but was removed on DuPont’s motion to the U.S. District Court for the Southern District of West Virginia.  In September 2008, the U.S. District Court ruled that the case could not proceed as a class action. Plaintiffs’ appeal of the ruling was denied. In the second quarter 2009, the plaintiffs added a claim based on public nuisance and moved for again class certification.  In the third quarter 2009, the Court granted summary judgment in DuPont’s favor dismissing all claims brought by the three plaintiffs, including public nuisance and class certification, except for medical monitoring.  In the fourth quarter 2009, plaintiffs voluntarily dismissed the medical monitoring claims. The court entered final judgment for DuPont in January 2010.  In the first quarter 2010, plaintiffs’ appealed the final judgment to the U.S. Court of Appeals for the Fourth Circuit.  A ruling is expected in 2011.

The other two purported class actions were filed in New Jersey.  One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey.  The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion.  The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb.  In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. In October 2009, the Court granted class certification for certain sub-classes regarding public and private nuisance claims, while denying class certification for all other claims. The court also certified a legal question related to strict liability.  In April 2010, the Court allowed plaintiffs in both cases to add a claim under RCRA alleging “imminent and substantial endangerment to health and or the environment.”  The Court will set a trial date upon resolution of motions to be filed in the third and fourth quarter 2010. Pending further rulings by the Court, the remedies sought by the class are expected to include abatement of the alleged nuisance, e.g. reduction of PFOA in drinking water to less than 0.04 ppb, and monetary damages for alleged property diminution.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Elastomers Antitrust Matters

In 2002, the U.S., Canadian and European Union (EU) antitrust authorities began investigating companies competing in the synthetic rubber market including DuPont Dow Elastomers, LLC (DDE), a joint venture between The Dow Chemical Company (Dow) and DuPont. DDE became a wholly owned subsidiary of DuPont and was renamed DuPont Performance Elastomers, LLC (DPE) in 2005.  In April 2004, DuPont and Dow entered into a series of agreements under which DuPont obtained complete control over directing DDE’s response to these investigations and the related litigation and DuPont agreed to a disproportionate share of the venture’s liabilities and costs related to these matters.  Consequently, DuPont bears any potential liabilities and costs up to the initial $150.  Dow is obligated to indemnify DuPont for up to $72.5 by paying 15 to 30 percent toward liabilities and costs in excess of $150.

DDE entered a 2005 plea agreement with the U.S. Department of Justice that included a fine of $84. The company elected to pay the fine in six equal installments; the last installment was paid during the first quarter 2010. In 2007, DPE pled guilty to conspiring to fix prices in the Canadian synthetic rubber market and paid a fine of CDN $4, approximately $3.8 USD.

In December 2007, the EU antitrust authorities imposed fines against DPE, Dow and DuPont totaling EURO 59.25 ($90.9 USD).  DuPont provisionally paid the fines in 2008 prior to appealing the EU decision.  The EU antitrust authorities subsequently imposed an incremental fine of EURO 4.425 ($6.5 USD) on Dow which was provisionally paid in 2008.

The company has resolved all criminal antitrust allegations involving the synthetic rubber market against it made by U.S., Canadian, and, pending resolution of the company’s appeal, the EU antitrust authorities. At June 30, 2010, the company does not have an accrual related to this matter.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage.  DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement.  The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2009	13
Filed	—
Resolved	—
Balance at March 31, 2010	13
Filed	—
Resolved	(1)
Balance at June 30, 2010	12

At June 30, 2010, there were nine cases pending in Florida state court involving allegations that Benlate® caused crop damage.  At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  In the fourth quarter 2009, the appeal was resolved in DuPont’s favor. The judgment was reversed, vacated and the cases were remanded to be tried separately. Plaintiffs will likely seek further appellate review. A case alleging crop damage was filed and dismissed for the third time in state court in North Carolina.  This case was resolved in the second quarter 2010 when plaintiffs elected not to appeal.

Plaintiffs in two cases pending in Florida allege damage to shrimping operations.  These cases had been decided in DuPont’s favor, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases.  Previously, these plaintiffs had been awarded unspecified attorneys’ fees as

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

sanctions for alleged discovery abuses by DuPont. In June 2009, the Judge issued an order striking DuPont’s pleadings and entering a default judgment against the company as to liability and causation. Therefore, only the issue of damages will be tried in both cases. The first case is scheduled for trial in August 2010; the second case is expected to be tried immediately after the first.  DuPont will appeal the orders after the trials.

In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with atrazine caused plaintiff’s kidney and brain cancer. The case has been removed to federal court.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of June 30, 2010, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 12 cases.   The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant.  At June 30, 2010, the company has accruals of $0.1 related to Benlate®.

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action captioned Perrine v DuPont, against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia.  The action also seeks medical monitoring for an undetermined number of residents in the class area.  The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950.  DuPont performed remedial measures at the request of EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation.  The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs’ forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs’ attorneys legal fees of $127 plus $8 in expenses based on and included in the total jury award.

In June 2008, DuPont filed its petitions for appeal with the West Virginia Supreme Court (the Court) seeking review of a number of issues associated with the trial court’s decisions before, during and after the trial.  The Court issued its decision on March 26, 2010, affirming in part and reversing in part the trial court’s decision.

The Court conditionally affirmed the verdict, but reduced punitive damages to $97.7 and gave plaintiffs the option to re-try punitive damages.  In July 2010, plaintiffs accepted the reduced punitive damage award and, as a result, the issue of punitive damages will not be re-tried.

Also in its March 2010 decision, the Court reversed the trial court’s order granting summary judgment to plaintiffs on the issue of statute of limitations and ordered a new jury trial on the sole issue of when the plaintiffs possessed requisite knowledge to trigger the running of the statute. If the jury determines that plaintiffs had or should have had requisite knowledge more than 2 years prior to filing their case, then the trial court must set aside the verdict and render judgment in DuPont’s favor.  As of June 30, 2010, the company had recorded accruals of $55, although given the uncertainties inherent in litigation there can be no assurance as to the final outcome.

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

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s 2009 Annual Report. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2010, the Condensed Consolidated Balance Sheets included a liability of $404, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of June 30, 2010.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2009 Annual Report.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 10.  Stockholders’ Equity

A summary of the changes in equity for the three and six months ended June 30, 2010 and 2009 is provided below:

Consolidated Changes in Equity for the Three Months Ended June 30, 2010	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$8,423		$237	$298	$8,514	$11,463	$(5,804)	$(6,727)	$442
Comprehensive income:
Net income	1,168	$1,168				1,159			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(89)	(89)					(89)
Net revaluation and clearance of cash flow hedges to earnings	18	18					18
Pension benefit plans	87	87					87
Other benefit plans	(7)	(7)					(7)
Net unrealized loss on securities	(1)	(1)					(1)
Other comprehensive income	8	8
Comprehensive income	1,176	$1,176 (1)
Common dividends	(376)					(375)			(1)
Preferred dividends	(2)					(2)
Common stock issued - compensation plans	55				55
Total Equity as of June 30, 2010	$9,276		$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450

Consolidated Changes in Equity for the Three Months Ended June 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,643			$237	$297	$8,396	$10,569	$(5,558)	$(6,727)	$429
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	421	$421					417			4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	93	93						93
Net revaluation and clearance of cash flow hedges to earnings	38	38						36		2
Pension benefit plans	49	49						49
Other benefit plans	(8)	(8)						(8)
Net unrealized gain on securities	3	3						3
Other comprehensive income	175	175
Comprehensive income	596	$596	(1)
Common dividends	(374)						(373)			(1)
Preferred dividends	(2)						(2)
Common stock issued - compensation plans	45					45
Total Equity as of June 30, 2009	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433

(1)             Includes comprehensive income attributable to noncontrolling interests of $9 and $6 for the three months ended June 30, 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Consolidated Changes in Equity for the Six Months Ended June 30, 2010	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,651		$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436
Comprehensive income:
Net income	2,305	$2,305				2,288			17
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(151)	(151)					(150)		(1)
Net revaluation and clearance of cash flow hedges to earnings	(12)	(12)					(12)
Pension benefit plans	167	167					167
Other benefit plans	(27)	(27)					(27)
Net unrealized loss on securities	(3)	(3)					(3)
Other comprehensive loss	(26)	(26)
Comprehensive income	2,279	$2,279 (2)
Common dividends	(750)					(748)			(2)
Preferred dividends	(5)					(5)
Common stock issued - compensation plans	101			1	100
Total Equity as of June 30, 2010	$9,276		$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450

Consolidated Changes in Equity for the Six Months Ended June 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,552			$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427
Acquisition of a majority interest in a consolidated subsidiary	1									1
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	910	$910					905			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	25	25						25
Net revaluation and clearance of cash flow hedges to earnings	40	40						38		2
Pension benefit plans	87	87						87
Other benefit plans	(18)	(18)						(18)
Net unrealized gain on securities	1	1						1
Other comprehensive income	135	135
Comprehensive income	1,045	$1,045	(2)
Common dividends	(746)						(745)			(1)
Preferred dividends	(5)						(5)
Common stock issued - compensation plans	61					61
Total Equity as of June 30, 2009	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433

(2)             Includes comprehensive income attributable to noncontrolling interests of $16 and $7 for the six months ended June 30, 2010 and 2009, respectively.

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

The company hedges foreign currency denominated revenue and monetary assets and liabilities, certain business specific foreign currency exposures and certain energy feedstock purchases. In addition, the company enters into agricultural commodity derivatives to hedge exposures relevant to agricultural feedstocks.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Fair Value Hedges

During the quarter ended June 30, 2010, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments.  These swaps allow the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges.  At June 30, 2010 and December 31, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,000 and $1,900, respectively.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. At June 30, 2010 and December 31, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $614 and $293, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At June 30, 2010 and December 31, 2009, the company had energy feedstock and other contracts with gross notional amounts of approximately $215 and $277, respectively.

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

At June 30, 2010 and December 31, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $116 and $332, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Pre-tax	Tax	After- Tax	Pre-tax	Tax	After- Tax

Beginning balance	$(147)	$52	$(95)	$(101)	$36	$(65)

Additions and revaluations of derivatives designated as cash flow hedges	10	(3)	7	(62)	23	(39)

Clearance of hedge results to earnings	18	(7)	11	44	(17)	27

Balance at June 30, 2010	$(119)	$42	$(77)	$(119)	$42	$(77)

Amounts expected to be reclassified into earnings over the next twelve months	$(90)	$32	$(58)	$(90)	$32	$(58)

Hedges of Net Investment in a Foreign Operation

During the quarter ended June 30, 2010, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At June 30, 2010 and December 31, 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,443 and $7,634, respectively.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At June 30, 2010 and December 31, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $143 and $206, respectively.

Contingent Features

During the quarter ended June 30, 2010, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	$—		$12	(1)	$—		$12	(4)
Interest rate swaps	39	(2)	—		—		—
Foreign currency contracts	8	(1)	3	(1)	3	(3)	—
Energy feedstocks	—		2	(1)	67	(3)	54	(3)
Energy feedstocks	—		—		31	(4)	49	(4)

Total derivatives designated as hedging instruments	$47		$17		$101		$115

Derivatives not designated as hedging instruments
Foreign currency contracts	189	(1)	111	(1)	72	(3)	17	(3)

Total derivatives not designated as hedging instruments	$189		$111		$72		$17

Total derivatives	$236		$128		$173		$132

(1)             Current portion recorded in accounts and notes receivable, net.

(2)             Long-term portion recorded in other assets.

(3)             Current portion recorded in other accrued liabilities.

(4)             Long-term portion recorded in other liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

Derivatives in Fair	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item		Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Value Hedging Relationships	Three Months Ended June 30, 2010		Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Three Months Ended June 30, 2009
Interest rate swaps	$34	(1)	$(34	)(1)	$(5	)(1)	$5	(1)
Total	$34		$(34)		$(5)		$5

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Interest rate swaps	$39	(1)	$(39	)(1)	$(16	)(1)	$16	(1)
Total	$39		$(39)		$(16)		$16

(1)    Gain/(loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010		Three Months Ended June 30, 2010
Foreign currency contracts	$5	$6	(2)	$—
Agricultural feedstocks	4	(7	)(3)	—
Energy feedstocks	1	(17	)(3)	—
Total	$10	$(18)		$—

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010		Six Months Ended June 30, 2010
Foreign currency contracts	$10	$12	(2)	$—
Agricultural feedstocks	(42)	(21	)(3)	(3	)(3)
Energy feedstocks	(30)	(35	)(3)	—
Total	$(62)	$(44)		$(3)

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2009	Three Months Ended June 30, 2009		Three Months Ended June 30, 2009
Foreign currency contracts	$(7)	$(6	)(2)	$—
Agricultural feedstocks	(8)	(33	)(3)	(1	)(3)
Energy feedstocks	2	(30	)(3)	—
Total	$(13)	$(69)		$(1)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2009		Six Months Ended June 30, 2009
Foreign currency contracts	$(2)	$(21	)(2)	$—
Agricultural feedstocks	(23)	(47	)(3)	(5	)(3)
Energy feedstocks	(48)	(64	)(3)	—
Total	$(73)	$(132)		$(5)

(1)    OCI is defined as other comprehensive income / (loss).

(2)    Gain (loss) was reclassified from accumulated other comprehensive income into net sales.

(3)    Loss was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Derivatives not Designated in Hedging Instruments

Derivatives Not	Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Derivative
Designated in Hedging Instruments	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Foreign currency contracts	$328	(1)	$543	(1)	$(368	)(1)	$(172	)(1)
Agricultural feedstocks	8	(2)	15	(2)	(7	)(2)	(4	)(2)
Total	$336		$558		$(375)		$(176)

(1)            Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency denominated monetary assets and liabilities of the company’s operations, which were $(223) and $(408)  for the three and six months ended June 30, 2010, respectively, and $224 and $98 for the three and six months ended June 30, 2009, respectively.

(2)            Gain (loss) was recognized in cost of goods sold and other operating charges.

Note 12.  Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$50	$47	$101	$94
Interest cost	314	315	630	630
Expected return on plan assets	(356)	(399)	(716)	(797)
Amortization of unrecognized loss	127	69	253	139
Amortization of prior service cost	4	5	8	9

Net periodic benefit cost	$139	$37	$276	$75

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2009, that it expected to contribute approximately $270 to its pension plans, other than to the principal U.S. pension plan in 2010.  As of June 30, 2010, contributions of $149 have been made to these pension plans and the company anticipates additional contributions during the remainder of 2010 to total approximately $121.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$7	$8	$14	$16
Interest cost	59	61	119	122
Amortization of unrecognized loss	14	13	29	25
Amortization of prior service benefit	(26)	(27)	(53)	(53)

Net periodic benefit cost	$54	$55	$109	$110

The company disclosed in its Consolidated Financial Statements for the year ended December 31, 2009, that it expected to make payments of approximately $341 to its other long-term employee benefit plans in 2010.  Through June 30, 2010, the company has made benefit payments of $154 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2010 to total approximately $187.

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

Three Months Ended June 30,	Agriculture & Nutrition(2)		Electronics & Communications		Performance Chemicals		Performance Coatings		Performance Materials		Safety & Protection		Pharmaceuticals	Other		Total (1)

2010
Segment sales	$3,030		$657		$1,569		$962		$1,576		$845		$—	$57		$8,696
Less transfers	(1)		(4)		(54)		—		(18)		(3)		—	—		(80)

Net sales	3,029		653		1,515		962		1,558		842		—	57		8,616
Pre-tax operating income (loss)	762		108		274		75		261		121		70	(16)		1,655

2009
Segment sales	2,613		429		1,243		840		1,087		664		—	31		$6,907
Less transfers	—		(4)		(32)		(1)		(9)		(3)		—	—		(49)

Net sales	2,613		425		1,211		839		1,078		661		—	31		6,858
Pre-tax operating income (loss)	580	(3)	(23	)(4)	79	(3),(4)	8	(3),(4)	5	(3),(4),(5)	(6	)(3),(4)	272	(43	)(3),(4)	872

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Six Months Ended June 30,	Agriculture & Nutrition(2)		Electronics & Communications		Performance Chemicals		Performance Coatings		Performance Materials		Safety & Protection		Pharmaceuticals	Other		Total (1)

2010
Segment sales	$6,272		$1,288		$2,983		$1,864		$3,110		$1,634		$—	$105		$17,256
Less transfers	(1)		(8)		(104)		(1)		(37)		(5)		—	—		(156)

Net sales	6,271		1,280		2,879		1,863		3,073		1,629		—	105		17,100
Pre-tax operating income (loss)	1,703		213		464		120		491		223		291	(47)		3,458

2009
Segment sales	5,675		794		2,313		1,572		2,029		1,382		—	59		$13,824
Less transfers	—		(8)		(58)		(1)		(14)		(5)		—	(9)		(95)

Net sales	5,675		786		2,255		1,571		2,015		1,377		—	50		13,729
Pre-tax operating income (loss)	1,432	(3)	(57	)(4)	123	(3),(4)	(67	)(3),(4)	(141	)(3),(4),(5)	58	(3),(4)	524	(87	)(3),(4)	1,785

(1)             A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total segment PTOI	$1,655	$872	$3,458	$1,785
Net exchange gains (losses), including affiliates	105	(144)	135	(74)
Corporate expenses and net interest	(192)	(256)	(438)	(490)
Income before income taxes	$1,568	$472	$3,155	$1,221

(2)             As of June 30, 2010, Agriculture & Nutrition net assets were $8,688, an increase of $2,476 from $6,212 at December 31, 2009.  The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

(3)             Includes a $75 net reduction in estimated costs related to the 2008 restructuring program, in the following segments: Agriculture & Nutrition - $(1); Performance Chemicals - $3; Performance Coatings - $42; Performance Materials - $28; Safety & Protection - $1; and Other - $2.  See Note 4 for additional information.

(4)             Includes a $(340) restructuring charge impacting the segments as follows: Electronics & Communications - $(43); Performance Chemicals - $(66); Performance Coatings - $(65); Performance Materials - $(110); Safety & Protection - $(55); and Other - $(1).  See Note 4 for additional information.

(5)             Includes a $50 benefit related to a reduction in the reserve for hurricane damage in 2008 for $26, and initial insurance recoveries related to damage from Hurricane Ike in 2008 in the amount of $24.

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

Results of Operations

Overview

Sales for all segments are growing steadily, with Electronics & Communications and DuPont Titanium Technologies surpassing pre-recession levels attained in the second quarter 2008.  Sales improvements principally reflect volume growth across geographic and product markets supported by global economic growth, particularly in emerging markets(1), and market share gains for certain businesses. Earnings for all segments increased significantly compared to prior year principally due to strong volume growth.  Total company sales of $8.6 billion were 26 percent higher than second quarter 2009, reflecting significantly higher sales volume and higher selling prices.  Increases in local selling prices more than offset higher costs for raw material, freight and transportation. Net income attributable to DuPont for the second quarter increased to $1,159 million from $417 million in 2009.  Programs for productivity and cost-cutting remain on track while focus continues on actions to support a strong balance sheet, cash generation, and capital productivity.  The company continues to execute strategies for further development and growth of new products for agriculture, photovoltaics, and the alternative energy and materials industries.

Net Sales

Net sales for the second quarter 2010 were $8.6 billion versus $6.9 billion in the prior year, an increase of 26 percent, reflecting 21 percent higher sales volume, a 5 percent increase in local selling prices, a 1 percent positive impact from currency exchange rates and a 1 percent net reduction from portfolio changes.  Sales volumes were higher across all segments with volumes improving 27 percent in emerging markets, increasing 14 percent in the United States and increasing 26 percent outside the United States.  Sales in emerging markets of $2.4 billion improved 32 percent from 2009, and the percentage of total company sales in these markets increased to 28 percent from 26 percent.

(1)  Emerging markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2010		Percent Change Due to:
	2010 Net Sales ($ Billions)	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio

U.S.	$3.6	18	5	—	14	(1)
Europe, Middle East & Africa (EMEA)	2.1	24	4	(2)	22	—
Asia Pacific	1.8	47	5	3	40	(1)
Latin America	0.7	20	3	2	16	(1)
Canada	0.4	30	6	14	12	(2)

Total Consolidated Sales	$8.6	26	5	1	21	(1)

Net sales for the six months ended June 30, 2010 were $17.1 billion versus $13.7 billion in the prior year, an increase of 25 percent. This increase reflects a 20 percent higher sales volume, a 4 percent increase in local selling prices, a 2 percent positive impact from currency exchange rates and a 1 percent net reduction from portfolio changes.  Sales volumes were higher across all segments with volumes improving 13 percent in the United States and 25 percent outside the United States.  Sales in emerging markets of $4.7 billion improved 32 percent from 2009, and the percentage of total company sales in these markets increased to 28 percent from 26 percent.

	Six Months Ended June 30, 2010		Percent Change Due to:
	2010 Net Sales ($ Billions)	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio

U.S.	$7.1	17	5	—	13	(1)
EMEA	4.5	19	2	2	15	—
Asia Pacific	3.4	57	3	3	51	—
Latin America	1.5	21	1	5	16	(1)
Canada	0.6	24	3	13	9	(1)

Total Consolidated Sales	$17.1	25	4	2	20	(1)

Other Income, Net

Second quarter 2010 other income, net, totaled $464 million as compared to $230 million in the prior year, an increase of $234 million.  The increase was attributable largely to an increase in net pre-tax exchange gains of $247 million coupled with a benefit of $59 million related to accrued interest associated with settlements of prior year income tax contingencies, an increase in net gains on sales of assets of $52 million and an increase in insurance recoveries of $38 million.  The increase in other income, net for the second quarter 2010 was partially offset by a $202 million reduction of Cozaar®/Hyzaar® antihypertensive drugs income, which reflects the expiration of certain patents.

For the six months ended June 30, 2010, other income, net, was $824 million as compared to $629 million last year, an increase of $195 million.  The increase was attributable primarily to an increase in net pre-tax exchange gains of $225 million combined with a benefit of $59 million related to accrued interest associated with settlements of prior year income tax contingencies, an increase in net gains on sales of assets of $53 million, higher income from equity affiliates of $36 million and an increase in insurance recoveries of $38 million.  The increase in other income, net for the year-to-date 2010 was partially offset by $234 million reduction of Cozaar®/Hyzaar® income, which reflects the expiration of certain patents.

Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $6.0 billion in the second quarter 2010 versus $5.0 billion in the prior year, an increase of 20 percent.  COGS as a percent of net sales improved to 69 percent versus 73 percent for the second quarter 2009.  The 4 percentage point improvement principally reflects increased manufacturing utilization from higher volume, higher selling prices, and a favorable impact from currency exchange rates, partly offset by the absence of a prior-year benefit for hurricane related items.  Raw material, energy and freight costs, adjusted for volume and currency, were 3 percent higher.

COGS for the six months ended June 30, 2010 was $11.8 billion, an increase of 16 percent versus $10.2 billion in the prior year.  COGS was 69 percent of net sales, a 5 percentage point decrease from prior year.  The 5 percentage point improvement principally reflects increased manufacturing utilization from higher volume, higher selling prices, and a favorable impact from currency exchange rates.  Raw material, energy and freight costs, adjusted for volume and currency, were essentially flat. The company anticipates that full-year 2010 raw material, energy and freight costs, adjusted for volume and currency, will increase approximately 3 percent compared to prior year.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $1,021 million for the second quarter 2010 versus $907 million in the prior year. Year-to-date SG&A totaled $2.0 billion versus $1.8 billion in 2009.  The increase for the three and six months ended June 30, 2010 was due to higher selling expenses, primarily in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company’s seed products, and higher non-cash pension expenses.  SG&A was approximately 12 percent of net sales for the three and six month periods ended June 30, 2010 and 13 percent for the same periods in 2009.

Research and Development Expense (R&D)

R&D totaled $404 million and $331 million for the second quarter 2010 and 2009, respectively. For the six month period ended June 30, 2010, R&D was $769 million versus $654 million last year.  The increase for the three and six months ended June 30, 2010 in R&D was due to continued growth investment in the Agriculture & Nutrition segment.  R&D was constant at approximately 5 percent of net sales for the three and six month periods ended June 30, 2010 and 2009.

Interest Expense

Interest expense totaled $103 million in the second quarter 2010 compared to $106 million in 2009. For the six month period ended June 30, 2010, interest expense decreased from $212 million in 2009 to $206 million in 2010. The decrease in interest expense for the three and six months ended June 30, 2010 is due primarily to lower rates partially offset by higher average debt.

Employee Separation / Asset Related Charges, Net

For the three and six months ended June 30, 2009, the company recorded a $340 million restructuring charge comprised of severance and related benefit costs, asset write-offs, and impairment charges, partially offset by a $75 million net reduction in the estimated costs related to the 2008 restructuring program.  The $75 million net reduction in the estimated costs for the 2008 program was primarily due to work force reductions realized through non-severance programs and redeployments within the company.  Additional information related to the company’s restructuring programs is located in Note 4 to the interim Consolidated Financial Statements.

Provision for Income Taxes

The company’s effective tax rate for the second quarter 2010 was 25.5 percent as compared to 10.8 percent in 2009.  The higher effective tax rate in 2010 versus 2009 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and the absence of tax benefits related to restructuring recorded in 2009.  This impact is partially offset by favorable geographic mix of pre-tax earnings and the net adjustment of income tax accruals associated with settlements of prior year tax contingencies in the current quarter.

The company’s effective tax rate for year-to-date 2010 was 26.9 percent as compared to 25.5 percent in 2009.  The higher effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations partially offset by favorable geographic mix of pre-tax earnings.  See Note 5 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont (Earnings)

Earnings for the second quarter 2010 were $1,159 million versus $417 million in the second quarter 2009, a $742 million increase. The increase in earnings principally reflects higher sales volume and selling prices, the absence of a prior-year restructuring charge, and a one-time tax benefit, partly offset by higher non-cash pension costs and higher raw material, energy and freight costs.

For the six months ended June 30, 2010, earnings were $2,288 million, compared to $905 million in the prior year, a $1,383 million increase. The increase in earnings principally reflects higher sales volume and selling prices, the absence of a prior year restructuring charge, and favorable currency impact, partly offset by higher non-cash pension costs.

Corporate Outlook

The company increased its full year 2010 earnings outlook to a range of $3.00 to $3.15 per share from its previous range of $2.50 to $2.70.  The outlook includes an estimated full year earnings benefit of approximately $.10 per share for the adjustment of interest and accruals related to prior year income tax settlements.  The outlook increase reflects strong second quarter results and the expected continuation of year-over-year gains from higher sales, further strengthening of mid-cycle businesses such as Safety & Protection, and ongoing productivity improvement.  The outlook also assumes Pharmaceuticals full year pre-tax income will be in a range from $460 to $480 million.  The company expects full year free cash flow to be greater than $1.7 billion.

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

Segment Reviews

Summarized below are comments on individual segment sales and pre-tax operating income/(loss) (PTOI) for the three and six month periods ended June 30, 2010 compared with the same periods in 2009. Segment sales include transfers to another business segment.  Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income before income taxes, exchange gains/(losses), corporate expenses and interest.  All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency.  A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and six month periods ended June 30, 2010 and 2009 is included in Note 13 to the interim Consolidated Financial Statements.

The following tables summarize second quarter and year-to-date 2010 segment sales and related variances versus prior year:

	Three Months Ended		Percentage Change
	June 30, 2010		Due to:
	Segment Sales* ($ Billions)	Percent Change vs. 2009	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$3.0	16	5	12	(1)
Electronics & Communications	0.7	53	5	48	—
Performance Chemicals	1.6	26	8	19	(1)
Performance Coatings	1.0	15	4	11	—
Performance Materials	1.6	45	11	35	(1)
Safety & Protection	0.8	27	—	27	—

*    Segment sales include transfers

	Six Months Ended		Percentage Change
	June 30, 2010		Due to:
	Segment Sales* ($ Billions)	Percent Change vs. 2009	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$6.3	11	5	6	—
Electronics & Communications	1.3	62	6	56	—
Performance Chemicals	3.0	29	6	24	(1)
Performance Coatings	1.9	19	5	14	—
Performance Materials	3.1	53	9	45	(1)
Safety & Protection	1.6	18	1	17	—

*    Segment sales include transfers

Agriculture & Nutrition — Sales of $3.0 billion increased $0.4 billion, or 16 percent, principally from 12 percent volume growth and 5 percent higher selling prices.  Segment sales primarily reflect North American seed share and price gains.  Crop protection volumes increased across all product lines with particularly strong sales of Rynaxypyr® insecticide and fungicides in Latin America.  Segment PTOI of $762 million improved 31 percent, principally from higher volumes, partly offset by increased spending for growth initiatives.

Year-to-date sales were $6.3 billion, an 11 percent increase versus the prior year, reflecting a 6 percent increase in volume and 5 percent higher selling prices.  Higher volumes were primarily due to higher seed sales in North America coupled with higher global sales of crop protection products, mostly due to strong demand for Rynaxypyr®.  PTOI for the first half 2010 was $1.7 billion, up 19 percent versus $1.4 billion in the same period last year, principally due to the higher sales, partially offset by increased spending for growth initiatives.

Electronics & Communications — Sales of $657 million increased $228 million, or 53 percent, reflecting 48 percent higher volumes and 5 percent higher selling prices.  Higher volumes were primarily due to growth in all regions, particularly in Asia Pacific, continued global economic recovery, and strong demand across all market segments, particularly in photovoltaics.  Higher selling prices resulted from pass-through of metals prices.  PTOI of $108 million was up $131 million reflecting significantly higher volumes and the absence of a $43 million restructuring charge in prior year.

Year-to-date sales of $1.3 billion were up 62 percent, with 56 percent higher volumes and 6 percent higher selling prices.  The higher volumes reflect strong global demand across all regions, primarily in Asia Pacific.  PTOI for the first half 2010 was $213 million, an improvement of $270 million from the same period last year.  The increase in PTOI was driven by substantially higher volumes and the absence of a $43 million restructuring charge in prior year.

Performance Chemicals — Sales of $1.6 billion increased $0.3 billion, or 26 percent, principally driven by a 19 percent increase in volume and 8 percent higher selling prices.  The sales increase occurred in all regions, primarily in North America and Asia Pacific, and was driven by strong demand for titanium dioxide, fluoropolymers, and refrigerants, with continuing adoption of ISCEON® as a preferred retrofit to R22 refrigerant.  PTOI was $274 million, an improvement of $195 million, primarily due to higher volumes and selling prices and the absence of a $66 million restructuring charge in prior year.

Year-to-date sales of $3.0 billion increased 29 percent from the same period last year, reflecting 24 percent higher volumes and 6 percent higher selling prices.  The sales increase was primarily driven by continued broad-based recovery in all markets, reflecting strong demand for titanium dioxide, fluoropolymers and refrigerants.  PTOI for the first half of 2010 was $464 million, an improvement of $341 million.  The increase in PTOI was driven by significantly higher volumes and the absence of a $66 million restructuring charge in prior year.

Performance Coatings — Sales of $962 million increased $122 million, or 15 percent, with 11 percent higher volumes and 4 percent higher selling prices.  Higher volumes reflect improving demand in global automotive OEM markets and continued improvement in North American and European industrial markets, particularly heavy duty truck markets.  PTOI was $75 million, up $67 million, from higher volumes and price, and the absence of a $65 million restructuring charge recorded in prior year.  Second quarter 2009 PTOI also included a $42 million benefit related to the reduction in the estimated costs associated with the 2008 restructuring program.

Year-to-date sales of $1.9 billion increased 19 percent from the same period last year, reflecting 14 percent higher volumes and a 5 percent increase in selling prices.  Higher volumes reflect increased demand in global automotive OEM markets as a result of higher global motor vehicle builds, and strong demand across most regions.  PTOI for the first half of 2010 was $120 million, an improvement of $187 million from the same period last year.  The increase in PTOI primarily reflects the impact of higher volumes and the absence of a $65 million restructuring charge recorded in prior year. Second quarter 2009 PTOI also included a $42 million benefit related to the reduction in the estimated costs associated with the 2008 restructuring program.

Performance Materials — Sales of $1.6 billion increased $0.5 billion, or 45 percent, with 35 percent higher volumes and an 11 percent increase in selling prices.  Strong demand in automotive, electronic and packaging markets, led to growth in all regions.  PTOI was $261 million, an improvement of $256 million, from higher volumes, selling prices, a $27 million benefit from a gain on the sale of a business and an insurance recovery, and the absence of a $110 million restructuring charge in prior year. Second quarter 2009 PTOI also included a $28 million benefit related to the reduction in the estimated costs associated with the 2008 restructuring program, a $26 million benefit from a reduction in the hurricane-related reserve and proceeds from hurricane-related insurance recoveries of $24 million.

Year-to-date sales were $3.1 billion versus $2.0 billion in the same period last year.  The 53 percent increase in sales is due to 45 percent higher volumes and a 9 percent increase in selling prices.  The higher volumes were led by continued improvement in most markets, with strong volume recovery in all regions, led by Asia Pacific.  PTOI for the first half 2010 was $491 million, an improvement of $632 million from the same period last year.  The increase in PTOI was primarily driven by higher sales and the absence of a $110 million restructuring charge in prior year.

Safety & Protection — Sales of $845 million increased $181 million, or 27 percent, due to higher volume.  Growth primarily reflects strengthening in industrial markets.  PTOI was $121 million, an improvement of $127 million, from higher volumes and the absence of a $55 million restructuring charge in prior year.

Year-to-date sales of $1.6 billion were 18 percent higher than prior year, principally due to a 17 percent increase in volume.  The increase in volume reflects increased demand for products across all markets, excluding public sector, and regions as strong recovery continued to occur.  Year-to-date PTOI was $223 million compared to $58 million in the same period last year.  The increase in earnings was primarily due to higher volumes and the absence of a $55 million restructuring charge in prior year.

Pharmaceuticals — Second quarter PTOI was $70 million compared to $272 million in the second quarter 2009.  Year-to-date 2010 PTOI was $291 million compared to $524 million in the prior year.  The decreased income reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Other — The company includes embryonic businesses not included in growth platforms, such as Applied BioSciences and nonaligned businesses in Other.  Sales in the second quarter of $57 million increased 84 percent from the second quarter 2009 due to higher sales from the Applied BioSciences business. PTOI for the second quarter 2010 was a loss of $16 million, which included $31 million in insurance recoveries, compared to a loss of $43 million in the second quarter 2009.

Year-to-date sales were $105 million compared to $59 million in 2009.  Year-to-date pre-tax operating loss was $47 million, compared to pre-tax operating loss of $87 million in the same period last year.  The reduction of the current year loss is primarily due to the receipt of $31 million in insurance recoveries, coupled with higher sales.

Liquidity & Capital Resources

Management believes the company’s ability to generate cash from operations and access to capital markets, will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs.  The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales.  The company’s current strong financial position, liquidity and credit ratings provide excellent access to the capital markets.  In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs.  The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.  Cash and cash equivalents and marketable securities balances of $4.0 billion as of June 30, 2010, provide primary liquidity to support all short-term obligations.  The company has access to approximately $2.5 billion in unused credit lines with several major financial institutions, as additional support to meet short term liquidity needs.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.

During the first quarter 2010, Standard & Poor’s revised the company’s credit outlook to “Stable” from “Negative” and Fitch Ratings affirmed the company’s current credit rating.

The company’s credit ratings impact its access to and cost of capital. The company’s long term and short term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor’s	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Negative
Fitch Ratings	A	F1	Negative

Cash used for operating activities was $424 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $45 million during the same period ended in 2009.  The $469 million change is primarily due to increases in working capital, mainly driven by higher changes in inventory and accounts receivable due to higher sales, and the stronger dollar, which was hedged by forward exchange contracts in investing activities, partially offset by higher earnings.

Cash provided by investing activities was $275 million for the six months ended June 30, 2010 compared to cash used for investing activities of $1.5 billion for the same period last year.  The $1.8 billion change was mainly due to a reduction in investments in short-term financial instruments, a net increase in proceeds from forward exchange contract settlements, and reduced capital expenditures. Purchases of property, plant and equipment for the six months ended June 30, 2010 totaled $500 million, a decrease of $219 million compared to the prior year.

Cash used for financing activities was $1.5 billion for the six months ended June 30, 2010 compared to cash used for financing activities of $57 million for the same period last year.  The $1.5 billion increase was primarily due to cash used to reduce borrowings for the six months ended June 30, 2010 compared to net proceeds from borrowings for the same period last year.

	Six Months Ended June 30,
(Dollars in millions)	2010	2009
Cash (used for) provided by operating activities	$(424)	$45
Purchases of property, plant and equipment	(500)	(719)
Free cash flow	$(924)	$(674)

Free cash flow for the six months ended June 30, 2010 was an outflow of $924 million, as compared to an outflow of $674 million for the same period last year.  The company expects full year free cash flow to be greater than $1.7 billion, while continuing to support growth investments including $1.6 billion of capital investment and working capital increases from improved levels of demand.

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

Dividends paid to shareholders during the six months ended June 30, 2010 totaled $748 million, including the second quarter 2010 dividend declared on April 28, 2010.  In July 2010, the company’s Board of Directors declared a third quarter common stock dividend of $0.41 per share.  The third quarter dividend was the company’s 424th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $4.0 billion at June 30, 2010, a decrease of $2.1 billion from $6.1 billion at December 31, 2009.  The reduction was due to the funding of normal working capital needs and the funding of capital projects combined with dividend payments and payments to reduce debt.

Debt

Total debt at June 30, 2010 was $10.2 billion, a decrease of $806 million from $11.0 billion at December 31, 2009, reflecting the use of cash to pay down debt.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others and Certain Derivative Instruments, see pages 37 - 38 of the company’s 2009 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company’s contractual obligations at December 31, 2009 can be found on page 39 of the company’s 2009 Annual Report.  The company’s contractual obligations at June 30, 2010 have decreased approximately $1.0 billion versus prior year-end.  The decrease is primarily attributable to the payment of debt that came due in the second quarter 2010.

PFOA

The following is an update of the PFOA discussion found on pages 45-47 of the company’s 2009 Annual Report.

DuPont respects EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address EPA’s questions. In January 2006, DuPont pledged its commitment to EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2009, (for the year 2008), DuPont reported to EPA that it had achieved about a 99 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 98 percent reduction in global manufacturing emissions, exceeding EPA’s 2010 objective.  In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. DuPont has developed PFOA replacement technology and successfully used this technology in its global manufacturing facilities to produce test materials for all major fluoropolymer product lines. DuPont has begun to supply fluoropolymer products without PFOA to customers for testing in their processes, and is working to obtain appropriate regulatory approvals for this technology.  3M filed suit against the company in March 2010, alleging that certain DuPont fluoropolymer dispersion products infringe its patents. The lawsuit will not prevent DuPont from meeting its 2010/2015 goals noted above.

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

As of June 30, 2010, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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

Environmental Proceedings

Belle Plant, West Virginia

The Occupational Safety and Health Administration (OSHA), Chemical Safety Board, U.S. Environmental Protection Agency (EPA) and West Virginia Department of Environmental Protection are investigating 3 chemical releases at DuPont’s Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.  In July 2010, OSHA cited DuPont with six serious violations of process safety related requirements and proposed a penalty of $43,000.00.

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

Chambers Works Plant, Deepwater, New Jersey

In January 2010, EPA and the U.S. Attorney’s Office for New Jersey, informed DuPont that the government was initiating an enforcement action arising from alleged environmental non-compliance at the Chambers Works facility. The government alleges that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act and the Federal Clean Air Act Regulations governing LDAR and that it failed to report fugitive emissions of a compound from Chambers Works’ waste water treatment facility under the Emergency Planning and Community Right-to-Know Act (EPRCA.) The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits.  DuPont is in settlement negotiations with EPA and the Department of Justice.

TSCA Voluntary Audit

DuPont voluntarily undertook a self-audit concerning reporting of inhalation studies pursuant to Toxic Substances Control Act (TSCA) section 8(e).  DuPont voluntarily reported the results of that audit to EPA.  EPA has reviewed the information submitted under this self-audit and has indicated potential violations exist with respect to some of the submitted studies.  EPA and the company are negotiating a settlement agreement that will include monetary penalties.

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

Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company’s products and production processes could adversely impact employees, communities, stakeholders and results of operations. While the company has procedures and controls to manage such risks, process safety issues could be created by events outside of its control including natural disasters, severe weather events and acts of sabotage.

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

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company’s financial position, results of operations and cash flows.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 27, 2010

By:	/s/Nicholas C. Fanandakis
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

Exhibit Number	Description

10.11*	Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended May 12, 2010.

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