Form 10-Q
period 2010-09-30
DUPONT E I DE NEMOURS & CO
filed 2010-10-26
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The Registrant had 912,894,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2010.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Part I.  Financial Information

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company

Consolidated Income Statements (Unaudited)

(Dollars in millions, except per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$7,001	$5,961	$24,101	$19,690
Other income, net	66	195	890	824

Total	7,067	6,156	24,991	20,514

Cost of goods sold and other operating charges	5,443	4,560	17,223	14,752
Selling, general and administrative expenses	782	770	2,796	2,584
Research and development expense	409	335	1,178	989
Interest expense	103	100	309	312
Employee separation / asset related charges, net	—	—	—	265

Total	6,737	5,765	21,506	18,902

Income before income taxes	330	391	3,485	1,612
(Benefit from) provision for income taxes	(39)	(23)	811	288
Net income	369	414	2,674	1,324
Less: Net income attributable to noncontrolling interests	2	5	19	10

Net income attributable to DuPont	$367	$409	$2,655	$1,314

Basic earnings per share of common stock	$0.40	$0.45	$2.92	$1.44

Diluted earnings per share of common stock	$0.40	$0.45	$2.89	$1.44

Dividends per share of common stock	$0.41	$0.41	$1.23	$1.23

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share)

	September 30, 2010	December 31, 2009
Assets

Current assets
Cash and cash equivalents	$4,088	$4,021
Marketable securities	1,892	2,116
Accounts and notes receivable, net	7,498	5,030
Inventories	5,420	5,380
Prepaid expenses	127	129
Income taxes	564	612
Total current assets	19,589	17,288

Property, plant and equipment, net of accumulated depreciation (September 30, 2010 - $18,467; December 31, 2009 - $17,821)	10,976	11,094
Goodwill	2,135	2,137
Other intangible assets	2,407	2,552
Investment in affiliates	1,108	1,014
Other assets	3,703	4,100
Total	$39,918	$38,185

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$3,545	$3,542
Short-term borrowings and capital lease obligations	2,211	1,506
Income taxes	194	154
Other accrued liabilities	3,371	4,188
Total current liabilities	9,321	9,390

Long-term borrowings and capital lease obligations	10,175	9,528
Other liabilities	10,639	11,490
Deferred income taxes	132	126

Total liabilities	30,267	30,534

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2010 - 998,029,000; December 31, 2009 - 990,855,000	299	297
Additional paid-in capital	8,763	8,469
Reinvested earnings	12,235	10,710
Accumulated other comprehensive loss	(5,610)	(5,771)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2010 and December 31, 2009)	(6,727)	(6,727)
Total DuPont stockholders’ equity	9,197	7,215
Noncontrolling interests	454	436
Total equity	9,651	7,651

Total	$39,918	$38,185

See Notes to the Consolidated Financial Statements.

E. I. du Pont de Nemours and Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$2,674	$1,324
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	904	938
Amortization of intangible assets	142	219
Contributions to pension plans	(704)	(243)
Other non-cash charges and credits - net	442	848
Change in operating assets and liabilities - net	(3,423)	(2,163)

Cash provided by operating activities	35	923

Investing activities
Purchases of property, plant and equipment	(899)	(990)
Investments in affiliates	(71)	(105)
Payments for businesses - net of cash acquired	—	(12)
Proceeds from sales of assets - net of cash sold	173	51
Net decrease (increase) in short-term financial instruments	201	(800)
Forward exchange contract settlements	396	(757)
Other investing activities - net	(94)	(12)

Cash used for investing activities	(294)	(2,625)

Financing activities
Dividends paid to stockholders	(1,122)	(1,119)
Net increase in borrowings	1,327	1,408
Proceeds from exercise of stock options	199	—
Other financing activities - net	(18)	(14)

Cash provided by financing activities	386	275

Effect of exchange rate changes on cash	(60)	31

Increase (decrease) in cash and cash equivalents	$67	$(1,396)

Cash and cash equivalents at beginning of period	4,021	3,645

Cash and cash equivalents at end of period	$4,088	$2,249

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.  At September 30, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	September 30,	Fair Value Measurements at September 30, 2010 Using
	2010	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$96	$—	$96
Available-for-sale securities	18	18	—
	$114	$18	$96

Financial liabilities

Derivatives	$323	$—	$323

At December 31, 2009, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

	December 31,	Fair Value Measurements at December 31, 2009 Using
	2009	Level 1 Inputs	Level 2 Inputs
Financial assets

Derivatives	$128	$—	$128
Available-for-sale securities	27	27	—
	$155	$27	$128

Financial liabilities

Derivatives	$132	$—	$132

The estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was $13,600 and $11,600 as of September 30, 2010 and December 31, 2009, respectively.  The carrying value of debt was approximately $12,400 and $11,000 as of September 30, 2010 and December 31, 2009, respectively.

See Note 22, “Long-Term Employee Benefits” to the company’s 2009 Annual Report for information regarding the company’s pension assets measured at fair value on a recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 3.  Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cozaar®/Hyzaar® income	$109	$264	$397	$786
Royalty income	36	20	89	71
Interest income	28	22	68	68
Equity in earnings of affiliates, excluding exchange gains/losses	33	15	119	49
Net gains on sales of assets	1	2	96	43
Net exchange losses (1)	(160)	(128)	(25)	(202)
Miscellaneous income and expenses, net (2)	19	—	146	9

Total	$66	$195	$890	$824

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

Note 4.  Employee Separation / Asset Related Charges, Net

At September 30, 2010, total liabilities relating to prior restructuring activities were $120.  A complete discussion of restructuring initiatives is included in the company’s 2009 Annual Report in Note 5, “Employee Separation / Asset Related Charges, Net.”

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs		Other Non- personnel Charges(1)	Total
Balance at December 31, 2009	$150		$24	$174
Payments	(67	)(2)	(20)	(87)
Net translation adjustment	(5)		—	(5)
Balance at September 30, 2010	$78		$4	$82

(1)    Other non-personnel charges consist of contractual obligation costs.

(2)    Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $67 of employee separation cash payments related to the 2009 restructuring program during the nine months ended September 30, 2010.  As of September 30, 2010, approximately 1,300 employees have been separated related to the 2009 restructuring program.  The company expects this initiative to be substantially complete by the end of 2010 with payments continuing into 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

2008 Restructuring Program

The account balances and activity for the company’s 2008 global restructuring program are as follows:

	Employee Separation Costs		Other Non- personnel Charges(1)	Total
Balance at December 31, 2009	$105		$9	$114
Payments	(73	)(2)	(5)	(78)
Net translation adjustment	(7)		—	(7)
Balance at September 30, 2010	$25		$4	$29

(1)       Other non-personnel charges consist of contractual obligation costs.

(2)       Payments to employees of non-U.S. based subsidiaries are generally paid in lump sum amounts and are based on years of service. Payments to U.S. based employees are generally paid over a period of time not to exceed twelve months.

There were $73 of employee separation cash payments related to the 2008 restructuring program during the nine months ended September 30, 2010. As of September 30, 2010, approximately 1,800 employees have been separated related to the 2008 restructuring program.  The program and related payments are expected to be substantially complete by the end of 2010.

Note 5.  Provision for Income Taxes

In the third quarter 2010, the company recorded a tax benefit of $39, including $157 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

For year-to-date 2010, the company recorded a tax provision of $811, including $54 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $49 net tax benefit related to the adjustment of income tax accruals associated with settlements of prior year tax contingencies.

In the third quarter 2009, the company recorded a tax benefit of $23, including $117 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

For year-to-date 2009, the company recorded a tax provision of $288, including $117 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, $91 net tax benefit related to 2008 and 2009 restructuring and $17 net tax expense related to the hurricane adjustments.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income attributable to DuPont	$367	$409	$2,655	$1,314
Preferred dividends	(3)	(3)	(8)	(8)

Net income available to DuPont common stockholders	$364	$406	$2,647	$1,306

Denominator:
Weighted-average number of common shares - Basic	908,366,000	904,615,000	906,991,000	904,350,000

Dilutive effect of the company’s employee compensation plans	10,134,000	5,676,000	7,996,000	3,646,000

Weighted-average number of common shares - Diluted	918,500,000	910,291,000	914,987,000	907,996,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average Number of Stock Options	47,108,000	70,137,000	56,845,000	73,949,000

Note 7.  Inventories

	September 30, 2010	December 31, 2009

Finished products	$3,277	$2,893
Semifinished products	1,862	2,231
Raw materials and supplies	915	872

	6,054	5,996
Adjustment of inventories to a last-in, first-out (LIFO) basis	(634)	(616)

Total	$5,420	$5,380

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets

There were no significant changes in goodwill for the nine month period ended September 30, 2010.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$1,621	$(809)	$812	$1,622	$(716)	$906
Patents	154	(58)	96	169	(57)	112
Trademarks	57	(21)	36	62	(22)	40
Other (1)	584	(272)	312	642	(302)	340

	2,416	(1,160)	1,256	2,495	(1,097)	1,398

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks / tradenames	176	—	176	179	—	179
Pioneer germplasm (2)	975	—	975	975	—	975

	1,151	—	1,151	1,154	—	1,154

Total	$3,567	$(1,160)	$2,407	$3,649	$(1,097)	$2,552

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

The aggregate pre-tax amortization expense for definitive-lived intangible assets was $32 and $142 for the three and nine month periods ended September 30, 2010, respectively, and $52 and $219 for the three and nine month periods ended September 30, 2009, respectively.  The estimated aggregate pre-tax amortization expense for 2010 and each of the next five years is approximately $176, $180, $184, $188, $182 and $149.

Note 9.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $17 as of September 30, 2010 and December 31, 2009.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amount recorded for all indemnifications as of September 30, 2010 and December 31, 2009 was $99 and $100, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $99 at September 30, 2010. Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated and unaffiliated companies.  At September 30, 2010 and December 31, 2009, the company had directly guaranteed $501 and $684, respectively, of such obligations. In addition, the company had $16 and $119 relating to guarantees of historical obligations for divested subsidiaries as of September 30, 2010 and December 31, 2009, respectively.  The $103 decrease for the guarantees of historical obligations for divested subsidiaries was due to the termination of the guarantees for Consolidation Coal Sales Company in September 2010. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At September 30, 2010 and December 31, 2009, a liability of $116 and $146, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 37 percent of the $230 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2010:

	Short- Term	Long- Term	Total
Obligations for customers, suppliers and other affiliated and unaffiliated companies(1), (2):
Bank borrowings (terms up to 5 years)	$322	$133	$455
Obligations for equity affiliates(2):
Bank borrowings (terms up to 3 years)	7	15	22
Leases on equipment and facilities (terms less than 1 year)	1	—	1
Revenue bonds (terms up to 5 years)	—	23	23
Total obligations for customers, suppliers, other affiliated and unaffiliated companies, and equity affiliates	$330	$171	$501
Obligations for divested subsidiaries(3):
Conoco (terms up to 16 years)	—	16	16
Total obligations for divested subsidiaries	—	16	16

	$330	$187	$517

(1)    Existing guarantees for customers, suppliers, and other unaffiliated companies arose as part of contractual agreements.

(2)    Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.

(3)    The company has guaranteed certain obligations and liabilities related to a divested subsidiary, Conoco, which has indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Litigation

PFOA

At September 30, 2010, DuPont has accruals of $19 related to the PFOA matters described below.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Conservation and Recovery Act (RCRA) regarding the Chambers Works site in Deepwater, New Jersey. DuPont has responded to these requests.

In 2009, DuPont entered into a voluntary agreement with the New Jersey Department of Environmental Protection (NJDEP), to sample private wells within a two-mile radius of its Chambers Works site in Deepwater, New Jersey for the presence of PFOA and treat any wells with PFOA above 0.40 ppb. DuPont has completed its obligations under the agreement and is treating one well.

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

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at September 30, 2010, the company had not established any accruals related to medical

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

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

In the third quarter 2009, Emerald Coast Utilities Authority, owner and operator of public drinking water systems in Pensacola, Florida and nearby areas, filed suit against several defendants including the company alleging water contamination from PFOA and perfluorooctane sulfonate (PFOS).  The case, originally filed in Florida state court, was removed to federal court in the fourth quarter 2009.  DuPont does not have any facilities in the water district served by the Emerald Coast Utilities Authority that manufacture or use PFOA. DuPont does not and has not manufactured PFOS and does not use the compound in its processes.  The complaint seeks testing, treatment, remediation and monitoring.  In the third quarter 2010, the court granted defendants’ motion for summary judgment and dismissed the case.  Plaintiffs must decide whether to appeal by the end of October 2010.

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

The other two purported class actions were filed in New Jersey.  One was filed in federal court on behalf of individuals who allegedly drank water contaminated by releases from DuPont’s Chambers Works plant in Deepwater, New Jersey.  The second was filed in state court on behalf of customers serviced primarily by the Pennsville Township Water Department and was removed to New Jersey federal district court on DuPont’s motion.  The New Jersey cases have been combined for purposes of discovery and the complaints have been amended to allege that drinking water had been contaminated by PFOA in excess of 0.04 ppb.  In December 2008, the court denied class action status in both cases, but ordered additional briefing on certain issues. In October 2009, the court granted class certification for certain sub-classes regarding public and private nuisance claims, while denying class certification for all other claims. The court also certified a legal question related to strict liability.  In April 2010, the court allowed plaintiffs in both cases to add a claim under RCRA alleging “imminent and substantial endangerment to health and or the environment.”  The court will set a trial date upon resolution of motions filed in the third and fourth quarter 2010. Pending further rulings by the court, the remedies sought by the class are expected to include abatement of the alleged nuisance, e.g. reduction of PFOA in drinking water to less than 0.04 ppb, and monetary damages for alleged property diminution.

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

The company has resolved all criminal antitrust allegations involving the synthetic rubber market against it made by U.S., Canadian, and, pending resolution of the company’s appeal, the EU antitrust authorities. At September 30, 2010, the company does not have an accrual related to this matter.

Benlate®

In 1991, DuPont began receiving claims by growers that use of Benlate® 50 DF fungicide had caused crop damage.  DuPont has since been served with thousands of lawsuits, most of which have been disposed of through trial, dismissal or settlement.  The status of Benlate® cases is indicated in the table below:

Number of Cases

Balance at December 31, 2009	13
Filed	—
Resolved	—
Balance at March 31, 2010	13
Filed	—
Resolved	(1)
Balance at June 30, 2010	12
Filed	—
Resolved	—
Balance at September 30, 2010	12

At September 30, 2010, there were twelve cases pending in Florida courts, nine of which involve allegations that Benlate® caused crop damage.  At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  In the fourth quarter 2009, on DuPont’s motion, the judgment was reversed, vacated and the cases were remanded to be tried separately. Plaintiffs will likely seek further appellate review. Two other crop cases are scheduled for trial in 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Two cases alleging damage to shrimping operations were decided in DuPont’s favor on appeal, but in September 2007, the judge granted plaintiffs’ motion for new trial thus reinstating the cases.  Previously, these plaintiffs had been awarded unspecified attorneys’ fees as sanctions for alleged discovery abuses by DuPont. In June 2009, the judge issued an order striking DuPont’s pleadings and entering a default judgment against the company as to liability and causation. Therefore, only the issue of damages would have been tried in both cases. Shortly before the trial of the first case was to begin in August 2010, the parties agreed to arbitrate the issue of damages for both cases. The arbitration is scheduled for the fourth quarter 2010.  The arbiter’s award will be binding on the parties.

In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with other fungicides and herbicides, caused plaintiff’s kidney cancer and pancreatic and brain tumors.  The case was tried to a verdict in September 2010 in federal court, to which it had been removed on DuPont’s motion, and the jury unanimously rejected allegations that exposure to Benlate® caused plaintiff’s diseases. Plaintiff may appeal the verdict.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of September 30, 2010, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining 12 cases.   The company has recovered approximately $275 of its costs and expenses through insurance and does not expect additional insurance recoveries, if any, to be significant.  As a result of the agreement to enter binding arbitration, the company increased its accruals related to Benlate® in the third quarter 2010.  At September 30, 2010, the company has accruals of $15.1 related to Benlate®.

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

Also in its March 2010 decision, the Court reversed the trial court’s order granting summary judgment to the adult plaintiffs on the issue of statute of limitations and ordered a new jury trial on the sole issue of when the plaintiffs possessed requisite knowledge to trigger the running of the statute. The trial has been set for March 7, 2011. If the jury determines that the adult plaintiffs had or should have had requisite knowledge more than 2 years prior to filing their case, then the trial court must set aside the verdict and render judgment in DuPont’s favor.  DuPont does not have a statute of limitations defense as to medical monitoring claims for plaintiffs who were minors when their claims accrued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

As of September 30, 2010, the company had recorded accruals of $55, although given the uncertainties inherent in litigation there can be no assurance as to the final outcome.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2010, the Condensed Consolidated Balance Sheets included a liability of $416, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of September 30, 2010.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 10.  Stockholders’ Equity

A summary of the changes in equity for the three and nine months ended September 30, 2010 and 2009 is provided below:

Consolidated Changes in Equity for the Three Months Ended September 30, 2010	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$9,276			$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450
Comprehensive income:
Net income	369	$369					367			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	108	108						106		2
Net revaluation and clearance of cash flow hedges to earnings	1	1						1
Pension benefit plans	86	86						86
Other benefit plans	(8)	(8)						(8)
Net unrealized gain on securities	1	1						1
Other comprehensive income	188	188
Comprehensive income	557	$557	(1)
Common dividends	(374)						(374)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	195				1	194
Total Equity as of September 30, 2010	$9,651			$237	$299	$8,763	$12,235	$(5,610)	$(6,727)	$454

Consolidated Changes in Equity for the Three Months Ended September 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,907			$237	$297	$8,441	$10,611	$(5,385)	$(6,727)	$433
Comprehensive income:

Net income	414	$414					409			5
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	55	55						55
Net revaluation and clearance of cash flow hedges to earnings	22	22						22
Pension benefit plans	50	50						50
Other benefit plans	(9)	(9)						(9)
Other comprehensive income	118	118

Comprehensive income	532	$532	(1)
Common dividends	(375)						(373)			(2)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	22					22
Total Equity as of September 30, 2009	$8,083			$237	$297	$8,463	$10,644	$(5,267)	$(6,727)	$436

(1)             Includes comprehensive income attributable to noncontrolling interests of $4 and $5 for the three months ended September 30, 2010 and 2009, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Consolidated Changes in Equity for the Nine Months Ended September 30, 2010	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,651		$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436

Comprehensive income:
Net income	2,674	$2,674				2,655			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(43)	(43)					(44)		1
Net revaluation and clearance of cash flow hedges to earnings	(11)	(11)					(11)
Pension benefit plans	253	253					253
Other benefit plans	(35)	(35)					(35)
Net unrealized loss on securities	(2)	(2)					(2)
Other comprehensive income	162	162
Comprehensive income	2,836	$2,836 (2)
Common dividends	(1,124)					(1,122)			(2)
Preferred dividends	(8)					(8)
Common stock issued - compensation plans	296			2	294
Total Equity as of September 30, 2010	$9,651		$237	$299	$8,763	$12,235	$(5,610)	$(6,727)	$454

Consolidated Changes in Equity for the Nine Months Ended September 30, 2009	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests

Beginning balance	$7,552			$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427

Acquisition of a majority interest in a consolidated subsidiary	1									1
Purchase of subsidiary shares from noncontrolling interest	(1)									(1)
Comprehensive income:
Net income	1,324	$1,324					1,314			10
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	80	80						80
Net revaluation and clearance of cash flow hedges to earnings	62	62						60		2
Pension benefit plans	137	137						137
Other benefit plans	(27)	(27)						(27)
Net unrealized gain on securities	1	1						1
Other comprehensive income	253	253
Comprehensive income	1,577	$1,577	(2)
Common dividends	(1,121)						(1,118)			(3)
Preferred dividends	(8)						(8)
Common stock issued - compensation plans	83					83
Total Equity as of September 30, 2009	$8,083			$237	$297	$8,463	$10,644	$(5,267)	$(6,727)	$436

(2)    Includes comprehensive income attributable to noncontrolling interests of $20 and $12 for the nine months ended September 30, 2010 and 2009, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Fair Value Hedges

During the quarter ended September 30, 2010, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments. These swaps allow the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At September 30, 2010 and December 31, 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,000 and $1,900, respectively.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues. At September 30, 2010 and December 31, 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $1,348 and $293, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At September 30, 2010 and December 31, 2009, the company had energy feedstock and other contracts with gross notional amounts of approximately $182 and $277, respectively.

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

At September 30, 2010 and December 31, 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $120 and $332, respectively.

During the third quarter 2010, the company entered into treasury rate contracts to hedge the company’s exposure to treasury rates on a portion of a planned bond issuance. The contracts were terminated in September 2010 at the time the bonds were issued.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Pre-tax	Tax	After- Tax	Pre-tax	Tax	After- Tax

Beginning balance	$(119)	$42	$(77)	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	(18)	6	(12)	(80)	29	(51)

Clearance of hedge results to earnings	20	(7)	13	64	(24)	40

Balance at September 30, 2010	$(117)	$41	$(76)	$(117)	$41	$(76)

Amounts expected to be reclassified into earnings over the next twelve months	$(101)	$36	$(65)	$(101)	$36	$(65)

Hedges of Net Investment in a Foreign Operation

During the quarter ended September 30, 2010, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At September 30, 2010 and December 31, 2009, the company had forward exchange contracts with gross notional amounts of approximately $8,054 and $7,634, respectively.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At September 30, 2010 and December 31, 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $257 and $206, respectively.

Contingent Features

During the quarter ended September 30, 2010, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps	$—		$12	(1)	$—		$12	(4)
Interest rate swaps	67	(2)	—		—		—
Foreign currency contracts	9	(1)	3	(1)	8	(3)	—
Energy feedstocks	2	(1)	2	(1)	78	(3)	54	(3)
Energy feedstocks	—		—		18	(4)	49	(4)

Total derivatives designated as hedging instruments	$78		$17		$104		$115

Derivatives not designated as hedging instruments
Foreign currency contracts	18	(1)	111	(1)	219	(3)	17	(3)

Total derivatives not designated as hedging instruments	$18		$111		$219		$17

Total derivatives	$96		$128		$323		$132

(1)              Current portion recorded in accounts and notes receivable, net.

(2)              Long-term portion recorded in other assets.

(3)              Current portion recorded in other accrued liabilities.

(4)              Long-term portion recorded in other liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

Derivatives in Fair	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item		Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Value Hedging Relationships	Three Months Ended September 30, 2010		Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Interest rate swaps	$28	(1)	$(28	)(1)	$(7	)(1)	$7	(1)
Total	$28		$(28)		$(7)		$7

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Interest rate swaps	$67	(1)	$(67	)(1)	$(23	)(1)	$23	(1)
Total	$67		$(67)		$(23)		$23

(1)              Gain (loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010		Three Months Ended September 30, 2010
Treasury rate contracts	$(3)	$—		$—
Foreign currency contracts	(12)	(3	)(2)	—
Agricultural feedstocks	11	—		2	(3)
Energy feedstocks	(14)	(17	)(3)	—
Total	$(18)	$(20)		$2

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Treasury rate contracts	$(3)	$—		$—
Foreign currency contracts	(2)	9	(2)	—
Agricultural feedstocks	(31)	(21	)(3)	(1	)(3)
Energy feedstocks	(44)	(52	)(3)	—
Total	$(80)	$(64)		$(1)

	Amount of Gain or (Loss) Recognized in OCI(1) on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI(1) into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2009	Three Months Ended September 30, 2009		Three Months Ended September 30, 2009
Foreign currency contracts	$(7)	$(6	)(2)	$—
Agricultural feedstocks	—	2	(3)	—
Energy feedstocks	5	(32	)(3)	—
Total	$(2)	$(36)		$—

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Foreign currency contracts	$(9)	$(27	)(2)	$—
Agricultural feedstocks	(23)	(45	)(3)	(5	)(3)
Energy feedstocks	(43)	(96	)(3)	—
Total	$(75)	$(168)		$(5)

(1)              OCI is defined as other comprehensive income (loss).

(2)              Gain (loss) was reclassified from accumulated other comprehensive income into net sales.

(3)              Gain (loss) was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Derivatives not Designated in Hedging Instruments

Derivatives Not	Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Derivative
Designated in Hedging Instruments	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Foreign currency contracts	$(443	)(1)	$100	(1)	$(318	)(1)	$(490	)(1)
Agricultural feedstocks	(20	)(2)	5	(2)	1	(2)	(3	)(2)
Total	$(463)		$105		$(317)		$(493)

(1)              Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency denominated monetary assets and liabilities of the company’s operations, which were $283 and $(125) for the three and nine months ended September 30, 2010, respectively, and $190 and $288 for the three and nine months ended September 30, 2009, respectively.

(2)              Gain (loss) was recognized in cost of goods sold and other operating charges.

Note 12. Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost	$53	$48	$154	$142
Interest cost	316	319	946	949
Expected return on plan assets	(360)	(403)	(1,076)	(1,200)
Amortization of unrecognized loss	126	70	379	209
Amortization of prior service cost	4	5	12	14

Net periodic benefit cost	$139	$39	$415	$114

The company made a voluntary contribution of $500 to its principal U.S. pension plan in the third quarter 2010.

For the nine months ended September 30, 2010, the company contributed $204 to its pension plans, other than the principal U.S. pension plan, and the company anticipates additional contributions during the remainder of 2010 to total approximately $74.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$7	$7	$21	$23
Interest cost	60	62	179	184
Amortization of unrecognized loss	15	12	44	37
Amortization of prior service benefit	(27)	(26)	(80)	(79)

Net periodic benefit cost	$55	$55	$164	$165

For the nine months ended September 30, 2010, the company made benefit payments of $232 related to its other long-term employee benefit plans and anticipates additional payments during the remainder of 2010 to total approximately $109.

Note 13.  Segment Information

Segment sales include transfers to another business segment.  Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. Prior year data have been reclassified to reflect the current organizational structure.

Three Months Ended September 30,	Agriculture & Nutrition(2)	Electronics & Communications	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharmaceuticals	Other	Total (1)

2010
Segment sales	$1,271	$703	$1,675	$937	$1,578	$871	$—	$49	$7,084
Less transfers	—	(4)	(59)	—	(17)	(3)	—	—	(83)

Net sales	1,271	699	1,616	937	1,561	868	—	49	7,001
Pre-tax operating income (loss)	(181)	126	292	64	281	134	111	(64)	763

2009
Segment sales	1,244	542	1,331	882	1,303	670	—	54	$6,026
Less transfers	—	(6)	(43)	—	(13)	(3)	—	—	(65)

Net sales	1,244	536	1,288	882	1,290	667	—	54	5,961
Pre-tax operating income (loss)	(113)	77	207	58	230	58	266	(26)	757

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Nine Months Ended September 30,	Agriculture & Nutrition(2)		Electronics & Communications	Performance Chemicals		Performance Coatings		Performance Materials		Safety & Protection		Pharmaceuticals	Other		Total (1)

2010
Segment sales	$7,543		$1,991	$4,658		$2,801		$4,688		$2,505		$—	$154		$24,340
Less transfers	(1)		(13)	(162)		(1)		(54)		(8)		—	—		(239)

Net sales	7,542		1,978	4,496		2,800		4,634		2,497		—	154		24,101
Pre-tax operating income (loss)	1,522		339	756		184		772		357		402	(111)		4,221

2009
Segment sales	6,919		1,336	3,644		2,454		3,332		2,052		—	113		$19,850
Less transfers	—		(14)	(101)		(1)		(27)		(8)		—	(9)		(160)

Net sales	6,919		1,322	3,543		2,453		3,305		2,044		—	104		19,690
Pre-tax operating income (loss)	1,319	(3)	20 (4)	330	(3), (4)	(9	)(3), (4)	89	(3), (4), (5)	116	(3), (4)	790	(113	)(3), (4)	2,542

(1)              A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total segment PTOI	$763	$757	$4,221	$2,542
Net exchange gains (losses), including affiliates	(160)	(128)	(25)	(202)
Corporate expenses and net interest	(273)	(238)	(711)	(728)
Income before income taxes	$330	$391	$3,485	$1,612

(2)              As of September 30, 2010, Agriculture & Nutrition net assets were $8,797, an increase of $2,585 from $6,212 at December 31, 2009. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

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

Note 14.  Subsequent Event

In September 2010, the company issued $500 of 1.95% Senior Notes due January 15, 2016, $1,000 of 3.625% Senior Notes due January 15, 2021 and $500 of 4.90% Senior Notes due January 15, 2041.  The company elected to use the net proceeds of $1,976 to redeem $500 of its 5.00% Senior Notes due January 15, 2013 and $830 of its 5.875% Senior Notes due January 15, 2014 and pay down $500 in commercial paper issued to fund the voluntary contribution to its principal U.S. pension plan.  The partial redemption of the outstanding 5.00% and 5.875% Senior Notes, which were classified as short-term borrowings as of September 30, 2010, settled on October 21, 2010 and will result in a pre-tax loss on the early extinguishment of debt of $180 in the fourth quarter 2010.

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

Results of Operations

Overview

Sales of $7.0 billion for the third quarter increased 17 percent versus prior year, principally reflecting 14 percent higher volume, with increases across all geographic and most major product markets, supported by global economic growth, particularly in emerging markets(1). Net income attributable to DuPont for the third quarter was $367 million versus $409 million in 2009, the decline principally reflecting a decrease in income from Pharmaceuticals due to patent expirations.  Programs for productivity and cost-cutting remain on track while focus continues on actions to support a strong balance sheet, cash generation, and capital productivity.  The company continues to execute strategies for further development and growth of new products, particularly for agriculture, photovoltaics, and the alternative energy and materials industries.

Net Sales

Net sales for the third quarter 2010 were $7.0 billion versus $6.0 billion in the prior year, an increase of 17 percent, reflecting 14 percent higher sales volume, a 5 percent increase in local selling prices, a 1 percent negative impact from currency exchange rates and a 1 percent net reduction from portfolio changes.  Sales volume was higher across all segments with volume increasing 13 percent in the United States and 14 percent outside the United States.  Sales in emerging markets of $2.7 billion improved 22 percent from 2009.

(1)  Emerging markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2010		Percent Change Due to:
	2010 Net Sales ($ Billions)	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio

U.S.	$2.2	17	5	—	13	(1)
Europe, Middle East & Africa (EMEA)	1.7	9	6	(8)	12	(1)
Asia Pacific	1.9	31	7	2	23	(1)
Latin America	1.1	11	4	1	9	(3)
Canada	0.1	21	3	2	17	(1)

Total Consolidated Sales	$7.0	17	5	(1)	14	(1)

Net sales for the nine months ended September 30, 2010 were $24.1 billion versus $19.7 billion in the prior year, an increase of 22 percent. This increase reflects an 18 percent higher sales volume, a 4 percent increase in local selling prices, a 1 percent positive impact from currency exchange rates and a 1 percent net reduction from portfolio changes.  Sales volume was higher across all segments with volume improving 13 percent in the United States and 22 percent outside the United States.  Sales in emerging markets of $7.4 billion improved 28 percent from 2009, and the percentage of total company sales in these markets increased to 31 percent from 29 percent.

	Nine Months Ended September 30, 2010		Percent Change Due to:
	2010 Net Sales ($ Billions)	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio

U.S.	$9.2	17	5	—	13	(1)
EMEA	6.2	16	3	(1)	14	—
Asia Pacific	5.3	47	5	3	40	(1)
Latin America	2.6	16	3	3	12	(2)
Canada	0.8	24	4	11	10	(1)

Total Consolidated Sales	$24.1	22	4	1	18	(1)

Other Income, Net

Third quarter 2010 other income, net, totaled $66 million as compared to $195 million in the prior year, a decrease of $129 million.  The decrease was attributable primarily to a $155 million reduction of Cozaar®/Hyzaar® antihypertensive drugs income, which reflects the expiration of certain patents.

For the nine months ended September 30, 2010, other income, net, was $890 million as compared to $824 million last year, an increase of $66 million.  The increase was attributable primarily to a decrease in net pre-tax exchange losses of $177 million combined with higher income from equity affiliates of $70 million, a benefit of $59 million related to accrued interest associated with settlements of prior year income tax contingencies, an increase in net gains on sales of assets of $53 million and an increase in insurance recoveries of $38 million.  The increase was partially offset by $389 million reduction of Cozaar®/Hyzaar® income, which reflects the expiration of certain patents.

Additional information related to the company’s other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $5.4 billion in the third quarter 2010 versus $4.6 billion in the prior year, an increase of 19 percent.  COGS as a percent of net sales was 78 percent versus 76 percent for the third quarter 2009.  The 2 percentage point increase principally reflects higher raw material, energy and freight costs.  Higher manufacturing utilization and selling prices substantially offset the impact of higher raw material, energy and freight costs.

COGS for the nine months ended September 30, 2010 was $17.2 billion, an increase of 17 percent versus $14.8 billion in the prior year.  COGS was 71 percent of net sales, a 4 percentage point decrease from prior year.  The improvement principally reflects increased manufacturing utilization from higher volume, higher selling prices and a small favorable impact from currency exchange rates.  Raw material, energy and freight costs, adjusted for volume and currency, were up 4 percent. The company anticipates that full year 2010 raw material, energy and freight costs, adjusted for volume and currency, will increase 5 to 6 percent compared to prior year.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $782 million for the third quarter 2010 versus $770 million in the prior year. Year-to-date SG&A totaled $2.8 billion versus $2.6 billion in 2009.  The increase for the three and nine months ended September 30, 2010 was due to higher selling expenses, primarily in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company’s seed products, and higher non-cash pension expenses.  SG&A was approximately 11 percent and 12 percent of net sales for the three and nine month periods ended September 30, 2010, respectively, and 13 percent for the same periods in 2009.

Research and Development Expense (R&D)

R&D totaled $409 million and $335 million for the third quarter 2010 and 2009, respectively. For the nine month period ended September 30, 2010, R&D was $1.2 billion versus $1.0 billion last year.  The increase for the three and nine months ended September 30, 2010 in R&D was due to continued growth investment in the Agriculture & Nutrition segment and higher non-cash pension expenses.  R&D was approximately 6 percent of net sales for the three months ended September 30, 2010 and 2009 and 5 percent of net sales for the nine months ended September 30, 2010 and 2009.

Interest Expense

Interest expense totaled $103 million in the third quarter 2010 compared to $100 million in 2009. The increase in interest expense for the three months ended September 30, 2010 was due primarily to higher average debt.  For the nine month period ended September 30, 2010, interest expense decreased from $312 million in 2009 to $309 million in 2010. The decrease in interest expense for the nine months ended September 30, 2010 was due primarily to lower rates partially offset by higher average debt.

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

Provision for Income Taxes

The company’s effective tax rate for the third quarter 2010 was (11.8) percent as compared to (5.9) percent in 2009.  The lower effective tax rate in 2010 versus 2009 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

The company’s effective tax rate for year-to-date 2010 was 23.3 percent as compared to 17.9 percent in 2009.  The higher effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations partially offset by favorable geographic mix of pre-tax earnings.  See Note 5 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont (Earnings)

Earnings for the third quarter 2010 were $367 million versus $409 million in the third quarter 2009, down 10 percent.  The earnings contribution from higher sales volume was more than offset by lower Pharmaceuticals income, higher non-cash pension costs and spending for growth initiatives.  Higher local selling prices offset higher raw material, energy and freight costs adjusted for volume and currency.

For the nine months ended September 30, 2010, earnings were $2.7 billion, compared to $1.3 billion in the prior year. The increase principally reflects higher sales volume and selling prices, the absence of a prior year restructuring charge and a favorable currency impact, partly offset by higher non-cash pension costs and lower Pharmaceuticals income.

Corporate Outlook

The company expects full-year 2010 earnings of about $3.06 per share.  This outlook includes an expected $0.13 per share charge in the fourth quarter associated with the company’s early extinguishment of debt, partly offset by a $0.09 per share benefit in the second quarter associated with an adjustment of interest and accruals related to prior year income tax settlements.  The outlook also assumes Pharmaceuticals full year pre-tax income will be about $480 million.  The company expects full year free cash flow to be about $1.7 billion.

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

Segment Reviews

Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and nine month periods ended September 30, 2010 compared with the same periods in 2009. Segment sales include transfers to another business segment.  Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income before income taxes, exchange gains (losses), corporate expenses and interest.  All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency.  A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and nine month periods ended September 30, 2010 and 2009 is included in Note 13 to the interim Consolidated Financial Statements.

The following tables summarize third quarter and year-to-date 2010 segment sales and related variances versus prior year:

	Three Months Ended		Percentage Change
	September 30, 2010		Due to:
	Segment Sales* ($ Billions)	Percent Change vs. 2009	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$1.3	2	—	5	(3)
Electronics & Communications	0.7	30	6	24	—
Performance Chemicals	1.7	26	12	15	(1)
Performance Coatings	0.9	6	1	5	—
Performance Materials	1.6	21	4	19	(2)
Safety & Protection	0.9	30	(1)	31	—

*    Segment sales include transfers

	Nine Months Ended		Percentage Change
	September 30, 2010		Due to:
	Segment Sales* ($ Billions)	Percent Change vs. 2009	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$7.5	9	4	6	(1)
Electronics & Communications	2.0	49	6	43	—
Performance Chemicals	4.7	28	8	21	(1)
Performance Coatings	2.8	14	3	11	—
Performance Materials	4.7	41	7	35	(1)
Safety & Protection	2.5	22	—	22	—

*    Segment sales include transfers

Agriculture & Nutrition — Third quarter 2010 sales of $1.3 billion increased 2 percent, principally reflecting 5 percent higher volume, partially offset by crop protection portfolio changes of 3 percent.  Increased sales primarily reflect technology penetration in the Latin American seed market and broad-based sales increase of Rynaxypyr® insecticide.  Segment PTOI for the third quarter was a loss of $181 million, compared to a loss of $113 million in the third quarter 2009, reflecting growth investments and the impact of divested businesses.

Year-to-date sales were $7.5 billion, a 9 percent increase versus the prior year, reflecting a 6 percent increase in volume and 4 percent higher selling prices.  Higher volume was primarily due to higher seed sales in North America coupled with higher global sales of crop protection products, led by strong demand for Rynaxypyr®.  Year-to-date PTOI was $1.5 billion, up 15 percent versus $1.3 billion in the same period last year, principally due to higher sales, partially offset by anticipated growth investments.

Electronics & Communications — Third quarter 2010 sales of $703 million increased $161 million, or 30 percent, reflecting 24 percent higher volume and 6 percent higher selling prices, primarily pass-through of metals prices.  Higher volume was primarily due to growth in all regions, particularly in Asia Pacific and Europe, and strong demand across most market segments, particularly in photovoltaics.  PTOI of $126 million was up $49 million reflecting significantly higher volume.

Year-to-date sales of $2.0 billion were up 49 percent, with 43 percent higher volume and 6 percent higher selling prices.  The higher volume reflects strong global demand across all regions, primarily in Asia Pacific and Europe.  Year-to-date PTOI was $339 million, an improvement of $319 million from the same period last year.  The increase in PTOI was driven by substantially higher volume and the absence of a $43 million restructuring charge in the prior year.

Performance Chemicals — Third quarter 2010 sales of $1.7 billion increased $0.3 billion, or 26 percent, primarily due to a 15 percent increase in volume and 12 percent higher selling prices.  The sales increase occurred in all regions, primarily in North America and Asia Pacific, and was driven by strong demand across most market segments, particularly for titanium dioxide, fluoropolymers and industrial chemicals.  PTOI was $292 million, an improvement of $85 million, primarily due to higher volume and selling prices.

Year-to-date sales of $4.7 billion increased 28 percent from the same period last year, reflecting 21 percent higher volume and 8 percent higher selling prices.  The sales increase was primarily driven by continued broad-based recovery in all markets and regions, reflecting strong demand for titanium dioxide, fluoropolymers and refrigerants.  Year-to-date PTOI was $756 million, an improvement of $426 million.  The increase in PTOI was driven by higher volume and the absence of a net $63 million restructuring charge in the prior year.

Performance Coatings — Third quarter 2010 sales of $937 million increased $55 million, primarily reflecting 5 percent higher volume.  Higher volume reflects continued strengthening in North American and European heavy duty truck markets, and increased demand in global automotive markets, most significant in North America.  PTOI was $64 million, up 10 percent from higher volume.

Year-to-date sales of $2.8 billion increased 14 percent from the same period last year, reflecting 11 percent higher volume and a 3 percent increase in selling prices.  Higher volume reflects continued recovery in global automotive OEM markets as a result of higher global motor vehicle builds, and strong demand across most regions.  Year-to-date PTOI was $184 million, an improvement of $193 million from the same period last year.  The increase in PTOI primarily reflects the impact of higher volume and the absence of a net $23 million restructuring charge recorded in the prior year.

Performance Materials — Third quarter 2010 sales of $1.6 billion increased $0.3 billion, or 21 percent, with 19 percent higher volume and a 4 percent increase in selling prices.  The higher volume reflects strong demand in automotive, electronic and packaging markets, with growth in all regions, particularly Asia Pacific.  PTOI was $281 million, an improvement of 22 percent from higher volume and selling prices, partially offset by the absence of a $24 million benefit from insurance recoveries in the prior year.

Year-to-date sales were $4.7 billion versus $3.3 billion in the same period last year.  The 41 percent increase in sales is due to 35 percent higher volume and a 7 percent increase in selling prices.  The higher volume was led by continued improvement in most markets, with strong volume recovery in all regions, led by Asia Pacific.  Year-to-date PTOI was $772 million, an improvement of $683 million from the same period last year.  The increase in PTOI was primarily driven by higher sales

Safety & Protection — Third quarter 2010 sales of $871 million increased $201 million, or 30 percent, primarily due to higher volume.  Growth primarily reflects increased demand for aramid and nonwoven products due to strengthening in industrial markets, and strong demand across all regions.  PTOI was $134 million, an improvement of $76 million from higher volume and the absence of a $26 million asset impairment charge in the prior year.

Year-to-date sales of $2.5 billion were 22 percent higher than prior year, principally due to higher volume.  The increase in volume reflects increased demand across all markets and regions as strong recovery continued to occur.  Year-to-date PTOI was $357 million compared to $116 million in the same period last year.  The increase in earnings was primarily due to higher volume and the absence of a net $54 million restructuring charge in prior year.

Pharmaceuticals — Third quarter PTOI was $111 million compared to $266 million in the third quarter 2009.  Year-to-date 2010 PTOI was $402 million compared to $790 million in the prior year.  The decreased income reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Other — The company includes embryonic businesses not included in growth platforms, such as Applied BioSciences and nonaligned businesses in Other.  Sales in the third quarter of $49 million decreased 9 percent from the third quarter 2009 due to lower sales from the Applied BioSciences business. PTOI for the third quarter 2010 was a loss of $64 million, compared to a loss of $26 million in the third quarter 2009.  The increase in losses reflects lower sales and charges related to discontinued businesses.

Year-to-date sales were $154 million compared to $113 million in 2009.  Year-to-date pre-tax operating loss was $111 million, compared to pre-tax operating loss of $113 million in the same period last year.

Liquidity & Capital Resources

Management believes the company’s ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs.  The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales.  The company’s current strong financial position, liquidity and credit ratings provide excellent access to the capital markets.  In addition, cash generating actions have been implemented including spending reductions and restructuring to better align capital expenditures and costs.  The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.  Cash and cash equivalents and marketable securities balances of $6.0 billion as of September 30, 2010, provide primary liquidity to support all short-term obligations.  The company has access to approximately $2.5 billion in unused credit lines with several major financial institutions, as additional support to meet short term liquidity needs.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.  In September 2010, the company issued $2.0 billion of five, ten and thirty year notes in the amount of $0.5 billion, $1.0 billion and $0.5 billion, respectively.  The company elected to use the net proceeds to redeem $0.5 billion of its 5.00% Senior Notes due January 15, 2013 and $0.8 billion of its 5.875% Senior Notes due January 15, 2014 and pay down commercial paper issued to fund the $0.5 billion voluntary contribution to its principal U.S. pension plan.

During the first quarter 2010, Standard & Poor’s revised the company’s credit outlook to “Stable” from “Negative” and Fitch Ratings affirmed the company’s current credit rating.  With the company’s $2.0 billion bond issuance in September 2010, Standard & Poor’s, Moody’s Investors Service and Fitch Ratings all affirmed their current ratings.

The company’s credit ratings impact its access to the debt capital market and cost of capital.  The company’s long term and short term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor’s	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Negative
Fitch Ratings	A	F1	Negative

Cash provided by operating activities was $35 million for the nine months ended September 30, 2010 compared to $923 million during the same period ended in 2009.  The $888 million reduction is primarily due to an increase in the change in working capital, mainly driven by higher changes in inventory and accounts receivable due to higher sales, the stronger dollar, which was hedged with forward exchange contracts reflected in investing activities, and a voluntary contribution to the principal U.S. pension plan, partially offset by higher earnings.

Cash used for investing activities was $0.3 billion for the nine months ended September 30, 2010 compared to $2.6 billion for the same period last year.  The $2.3 billion change was mainly due to a reduction in investments in short-term financial instruments and a net increase in proceeds from forward exchange contract settlements.  Purchases of property, plant and equipment for the nine months ended September 30, 2010 totaled $899 million, a decrease of $91 million compared to the prior year.

Cash provided by financing activities was $386 million for the nine months ended September 30, 2010 compared to $275 million for the same period last year.  The $111 million increase was primarily due to an increase in proceeds from the exercise of stock options.

	Nine Months Ended September 30,
(Dollars in millions)	2010	2009
Cash provided by operating activities	$35	$923
Purchases of property, plant and equipment	(899)	(990)
Free cash flow	$(864)	$(67)

Free cash flow for the nine months ended September 30, 2010 was an outflow of $864 million, as compared to an outflow of $67 million for the same period last year.  The company expects full year free cash flow to be about $1.7 billion, reflecting the seasonal fourth quarter inflow from working capital decreases, while continuing to support growth investments including $1.4 billion of capital investment.

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

Dividends paid to shareholders during the nine months ended September 30, 2010 totaled $1.1 billion, including the third quarter 2010 dividend declared on July 22, 2010.  In October 2010, the company’s Board of Directors declared a fourth quarter common stock dividend of $0.41 per share.  The fourth quarter dividend was the company’s 425th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $6.0 billion at September 30, 2010, a decrease of $0.1 billion from $6.1 billion at December 31, 2009.

Debt

Total debt at September 30, 2010 was $12.4 billion, an increase of $1.4 billion from $11.0 billion at December 31, 2009.  The increase was primarily due to the issuance in the third quarter 2010 of $0.5 billion of 1.95% Senior Notes due January 15, 2016, $1.0 billion of 3.625% Senior Notes due January 15, 2021 and $0.5 billion of 4.90% Senior Notes due January 15, 2041.  The increase was partially offset by the use of cash to pay down debt of $0.9 billion in the second quarter.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, Obligations for Equity Affiliates and Others and Certain Derivative Instruments, see pages 37 - 38 of the company’s 2009 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company’s contractual obligations at December 31, 2009 can be found on page 39 of the company’s 2009 Annual Report.  The company’s contractual obligations at September 30, 2010 have increased approximately $3.0 billion versus prior year-end.  The increase is primarily attributable to the net increase in debt and an increase in the purchase obligations related to supply agreements entered into with INVISTA.  In September 2010, the company entered into four raw material supply agreements with INVISTA beginning January 2013, with terms from 5 to 10 years.  The total purchase obligation of these agreements at September 30, 2010 was $1.3 billion.

PFOA

The following is an update of the PFOA discussion found on pages 45-47 of the company’s 2009 Annual Report.

DuPont respects EPA’s position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address EPA’s questions. In January 2006, DuPont pledged its commitment to EPA’s 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2009, (for the year 2008), DuPont reported to EPA that it had achieved about a 99 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 98 percent reduction in global manufacturing emissions, exceeding EPA’s 2010 objective.  In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. DuPont has developed PFOA replacement technology and successfully used this technology in its global manufacturing facilities to produce test materials for all major fluoropolymer product lines. DuPont has begun to supply fluoropolymer products without PFOA to customers for testing in their processes, and is working to obtain appropriate regulatory approvals for this technology.  3M filed suit against the company in March 2010, alleging that certain DuPont fluoropolymer dispersion products infringe its patents. In September 2010, the companies agreed to settle the suit through patent cross licenses.

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

As of September 30, 2010, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

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

Environmental Proceedings

Belle Plant, West Virginia

The U.S. Environmental Protection Agency (EPA) is investigating three chemical releases at DuPont’s Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.

Chambers Works Plant, Deepwater, New Jersey

In September 2009, the New Jersey Department of Environmental Protection (NJDEP) notified DuPont that it was seeking administrative penalties for past violations of the New Jersey Air Regulations governing Leak Detection and Reporting (LDAR) at the Chambers Works facility. These violations were self-reported by the company in March 2009.  NJDEP sought $444,000.00 in administrative penalties for alleged violations during calendar year 2006.  In fourth quarter 2009, DuPont filed an appeal regarding the basis of the penalty assessment and began settlement negotiations with NJDEP.  The parties have agreed to settle the matter for $87,000.00.

Chambers Works Plant, Deepwater, New Jersey

In January 2010, EPA and the U.S. Attorney’s Office for New Jersey, informed DuPont that the government was initiating an enforcement action arising from alleged environmental non-compliance at the Chambers Works facility. The government alleges that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act and the Federal Clean Air Act Regulations governing LDAR and that it failed to report fugitive emissions of a compound from Chambers Works’ waste water treatment facility under the Emergency Planning and Community Right-to-Know Act (EPRCA.) The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits.  DuPont is in settlement negotiations with EPA and the Department of Justice (DOJ).

Chambers Works Plant, Deepwater, New Jersey

On September 29, 2010, DuPont received a draft Administrative Consent Order (ACO) from the NJDEP seeking a penalty for alleged violations of New Jersey hazardous waste regulations dating back to April 2009 based on a facility-wide hazardous waste audit conducted in May 2010.  DuPont is in negotiations with NJDEP.

Chambers Works Plant, Deepwater, New Jersey

DuPont is in settlement negotiations with EPA and DOJ concerning allegations of environmental non-compliance at the Chambers Works facility. The allegations arose from an ongoing investigation into DuPont’s management of hazardous waste in rail cars.

TSCA Voluntary Audit

DuPont voluntarily undertook a self-audit concerning reporting of inhalation studies pursuant to Toxic Substances Control Act (TSCA) section 8(e).  DuPont voluntarily reported the results of that audit to EPA.  EPA has reviewed the information submitted under this self-audit and has indicated potential violations exist with respect to some of the submitted studies.  EPA and the company have reached an agreement in principle to settle this matter for a penalty of $3.3 million.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 26, 2010

By::	/s/Nicholas C. Fanandakis

Nicholas C. Fanandakis
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

10.11*

Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended May 12, 2010 (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010).

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