Form 10-K
period 2010-12-31
DUPONT E I DE NEMOURS & CO
filed 2011-02-08
CIK 30554

2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒        No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2010, was approximately $31.3 billion.

        As of January 31, 2011, 921,634,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $.30 par value, were outstanding.

Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 27, 2011	III

E. I. du Pont de Nemours and Company

Form 10-K

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

Note on Incorporation by Reference

Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2011 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and innovation across a range of disciplines, including agriculture and industrial biotechnology, chemistry, biology, materials science and manufacturing. The company operates globally and offers a wide range of innovative products and services for markets including agriculture and food, building and construction, electronics and communications, general industrial, and transportation. Total worldwide employment at December 31, 2010, was approximately 60,000 people.

The company consists of 13 businesses which are aggregated into seven reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture & Nutrition, Electronics & Communications, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection, and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences, and nonaligned businesses in Other.

Information describing the business of the company can be found on the indicated pages of this report:

The company has operations in more than 90 countries worldwide and about 65 percent of consolidated net sales are made to customers outside the United States of America (U.S.). Subsidiaries and affiliates of DuPont conduct manufacturing, seed production, or selling activities and some are distributors of products manufactured by the company.

Acquisition of Danisco

In January 2011, DuPont and its wholly owned subsidiary, DuPont Denmark Holding ApS, entered into a definitive agreement for the acquisition of Danisco A/S (Danisco) for $6.3 billion, which includes $5.8 billion in cash and the assumption of $500 million of Danisco's net debt. The transaction is subject to customary closing conditions, including certain regulatory approvals and the tender of more than 90 percent of Danisco's shares in the tender offer. DuPont has the right to waive such tender offer conditions and accept a lesser number of shares in certain cases. The transaction is expected to close in the second quarter 2011.

Danisco is a leading technology-driven organization, with outstanding research and application development capabilities in biotechnology. Danisco has specialty food ingredients, including enablers, cultures and sweeteners, which generate about 65 percent of its total sales. Genencor, its enzymes division, represents about 35 percent of its total sales. DuPont and Danisco are joint venture partners in the development of cellulosic ethanol technology. (See Applied BioSciences business discussion on page 34 for more information.) Danisco has nearly 7,000 employees globally with operations in 23 countries. Upon completion, the transaction would establish DuPont as a clear leader in industrial biotechnology with science-intensive innovations that address global challenges in food production and reduced fossil fuel consumption.

Part I

ITEM 1.  BUSINESS, continued

Sources of Supply

The company utilizes numerous suppliers as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

The company's wholly owned subsidiary, Pioneer Hi-Bred International, Inc. (Pioneer), operates in the seed industry and has seed production facilities located throughout the world. Seed production is performed directly by the company or contracted with independent growers and conditioners. The company's ability to produce seeds primarily depends upon weather conditions and availability of reliable contract growers.

The major commodities, raw materials and supplies for the company's reportable segments in 2010 include the following:

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

Part I

ITEM 1.  BUSINESS, continued

The company has a large portfolio of and is licensed under various patents. These definite-lived patents cover many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. DuPont owns about 17,600 worldwide patents and 17,300 worldwide patent applications. In 2010, the company was granted about 700 U.S. patents and about 1,400 international patents. DuPont's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

The environment in which Pioneer competes has been characterized by the use among competitors of new patents, patent positions and patent lawsuits to gain advantage in commercial markets. Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, will continue to be important to Pioneer and its competitors. Pioneer has a large collection of patents related to biotechnology and germplasm and also licenses technology from others. Pioneer will continue to address the dynamic environment in which it competes through a variety of means that includes protecting and enforcing its own intellectual property rights, challenging claims made by others and, where appropriate, obtaining licenses to important technologies on commercially reasonable terms. During 2007, Pioneer entered into a business agreement on corn herbicide tolerance and insect control trait technologies with Monsanto Company (Monsanto). Among other provisions, modifications were made to the existing corn license agreements; both parties agreed to exchange certain non-assert and other intellectual property rights; and both parties obtained rights to reference and access certain regulatory data and approvals in which the other has certain interests. For additional information, see Pioneer business discussion beginning on page 26 and the Contractual Obligations table on page 39.

The company has about 2,000 unique trademarks for its products and services and approximately 19,000 registrations for these trademarks worldwide. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Significant trademarks at the consumer retail level include the DuPont Oval and DuPont™ (the "DuPont Brand Trademarks"); Pioneer® brand seeds; Teflon® fluoropolymers, films, fabric protectors, fibers and dispersions; Corian® surfaces; Kevlar® high strength material; Nomex® thermal resistant material and Tyvek® protective material. The company actively pursues licensing opportunities for selected trademarks at the retail level.

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

Marketing

With the exception of certain products in the Agriculture & Nutrition segment, most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. Pioneer owns or uses a number of brands for its products and promotes them through multiple marketing channels around the world. In the corn and soybean markets of the U.S. Corn Belt, Pioneer® brand products are sold through a specialized force of independent sales representatives. Products that are co-branded or marketed under other Pioneer owned brands are distributed in this region by select seed companies. (See page 27 for a discussion of Pioneer's PROaccessSM business strategy.) In other North American markets, Pioneer® products are marketed through distributors and crop input retailers. Pioneer® products outside of North America are marketed through a network of subsidiaries, joint ventures and independent producer-distributors. Similarly, Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. Solae®

Part I

ITEM 1.  BUSINESS, continued

isolated and functional soy proteins are marketed using a combination of outside distributors, joint ventures and direct sales.

Major Customers

The company's sales are not materially dependent on a single customer or small group of customers. However, collectively, Performance Coatings and Performance Materials have several large customers, primarily in the motor vehicle original equipment manufacturer (OEM) industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segments' operating results.

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

Other major research locations in the U.S. include facilities dedicated to coatings research in Mount Clemens, Michigan; Pioneer research facilities in Johnston, Iowa; The Solae Company facilities in St. Louis, Missouri; polymer research facilities in Richmond, Virginia, and Parkersburg, West Virginia; and electronic materials research facilities in Research Triangle Park, North Carolina, and Santa Barbara, California.

DuPont, reflecting the company's global interests, also operates additional research and development facilities at locations outside the U.S., with major facilities located in Sao Paulo, Brazil; Kingston, Canada; Shanghai, China; Wuppertal, Germany; Hyderabad, India; Kanagawa, Japan; Utsunomiya, Japan; Seoul, Korea; and Meyrin, Switzerland.

The objectives of the company's research and development programs are to create new technologies, processes and business opportunities in relevant fields, as well as to improve existing products and processes. Each segment of the company funds research and development activities that support its business mission. Recently, the company has broadened its sustainability commitments beyond environmental footprint reduction to include market-driven targets for research and development investment. The company is expanding its offerings addressing safety, environment, energy and climate challenges in the global marketplace by developing and commercializing renewable, bio-based materials; advanced biofuels; energy-efficient technologies; enhanced safety and protection products; and alternative energy products and technologies. The goals are tied directly to business growth, including increasing food production, increasing renewable sources for energy and raw materials, and providing greater safety and protection for people and the environment.

The corporate research laboratories are responsible for conducting research programs aligned with corporate strategy. All research and development activities are administered by senior research and development management

Part I

ITEM 1.  BUSINESS, continued

to ensure consistency with the business and corporate strategy. The future of the company is not dependent upon the outcome of any single research program.

Additional information with respect to research and development, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 19 of this report.

Facility Security

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 45 for a discussion of facility security.

Environmental Matters

Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings on page 12, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23, 41-45 and (3) Notes 1 and 19 to the Consolidated Financial Statements.

Available Information

The company is subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, the company is required to file reports and information with the Securities and Exchange Commission (SEC), including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

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

Executive Officers of the Registrant

Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, on page 51 of this report.

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

Part I

ITEM 1A.  RISK FACTORS, continued

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

Failure to develop and market new products and manage product life cycles could impact the company's competitive position and have an adverse effect on the company's financial results.

Operating results are largely dependent on the company's assessment and management of its portfolio of current, new and developing products and services and its ability to bring those products and services to market. The company plans to grow earnings by focusing on developing markets and solutions to meet increasing demand for food productivity, decrease dependency on fossil fuels and protect people, assets and the environment. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Sales of the company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

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

The company's business, including its results of operations and reputation, could be adversely affected by process safety and product stewardship issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company's products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the company's reputation and its results of operations. Public perception of the risks associated with the company's products and production processes could impact product acceptance and influence the regulatory environment in which the company operates. While the company has procedures and controls to manage process safety risks, issues could be created by events outside of its control including natural disasters, severe weather events and acts of sabotage.

Part I

ITEM 1A.  RISK FACTORS, continued

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

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those products on customer acres. In addition, the company uses biotechnology to enhance the performance of its seed products through the addition of specific transgenes. The company's ability to generate sales from such products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds.

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

Sales outside the U.S. constitute approximately 65 percent of the company's 2010 revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in developing markets. Sales from developing markets represent approximately 30 percent of the company's revenue in 2010 and the company's growth plans include focusing on expanding its presence in developing markets. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Economic factors, including inflation, deflation and fluctuations in currency exchange rates, interest rates and commodity prices could affect the company's financial results.

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-

Part I

ITEM 1A.  RISK FACTORS, continued

denominated revenues and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company's financial position, results of operations and cash flows.

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

The company's results of operations and financial condition could be seriously impacted by business disruptions and security threats.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could seriously harm the company's operations as well as the operations of its customers and suppliers. Like many other multinational organizations, the company faces security threats to its facilities, data and information technology infrastructure. Although it is impossible to predict the occurrences or consequences of business disruptions or security threats, they could result in reduced demand for the company's products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, and create delays and inefficiencies in the supply chain. The company actively manages the risks within its control that could lead to business disruptions or security breaches in order to mitigate any potential impact from business disruptions regardless of cause including acts of sabotage, terrorism or war, weather events and natural disasters. Despite these efforts, the impact from business disruptions and security breaches could significantly increase the cost of doing business or otherwise adversely impact the company's financial performance.

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

Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 10, 19 and 24 to the Consolidated Financial Statements.

The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 sites in total. The more significant sites are listed by their applicable segment(s) as set forth below:

Agriculture & Nutrition
Asia Pacific	Shanghai, China; Savli, India
Europe	Ieper, Belgium; Aarhus, Denmark; Cernay, France; Szarvas, Hungary; Asturias, Spain
Latin America	Barra Mansa, Brazil; Camacari, Brazil; Esteio, Brazil; Lerma, Mexico
U.S.	Mobile, AL; Valdosta, GA; Johnston, IA; El Paso, IL; Pryor, OK; Manati, Puerto Rico; Memphis, TN; LaPorte, TX
Electronics & Communications
Asia Pacific	Dongguan, China; Shenzhen, China; Hitachi, Japan; Tokai, Japan; Hsinchu, Taiwan; Taoyuan, Taiwan
Europe	Neu Isenburg, Germany; Bristol, UK; Ruabon, UK
U.S.	Hayward, CA; Santa Barbara, CA; Torrance, CA; Fort Madison, IA; Louisville, KY; Fayetteville, NC; Research Triangle Park, NC; Parlin, NJ; Buffalo, NY; Rochester, NY; Circleville, OH; Dayton, OH; Towanda, PA; Manati, Puerto Rico; Bayport, TX; Logan, UT
Performance Chemicals
Asia Pacific	Changshu, China; Shenzhen, China; Madurai, India; Chiba, Japan; Shimizu, Japan; Kuan Yin, Taiwan
Europe	Mechelen, Belgium; Villers-St. Paul, France; Dordrecht, The Netherlands; Sudbury, UK
Latin America	Altamira, Mexico
U.S.	El Dorado, AR; Edge Moor, DE; Red Lion, DE; Starke, FL; Louisville, KY; Wurtland, KY; Burnside, LA; La Place, LA; De Lisle, MS; Pascagoula, MS; Fayetteville, NC; Chambers Works, NJ; Deepwater, NJ; Linden, NJ; Parlin, NJ; Buffalo, NY; Niagara Falls, NY; Circleville, OH; Fort Hill, OH; Towanda, PA; North Kingstown, RI; Memphis, TN; New Johnsonville, TN; Baytown, TX; Beaumont, TX; Corpus Christi, TX; El Paso, TX; LaPorte, TX; James River, VA; Belle, WV; Parkersburg, WV
Performance Coatings
Asia Pacific	Changchun, China; Jiading, China
Europe	Mechelen, Belgium; Wuppertal, Germany
Latin America	Sao Paulo, Brazil
U.S.	Mount Clemens, MI; Houston, TX; Front Royal, VA

Part I

ITEM 2.  PROPERTIES, continued

Performance Materials
Asia Pacific	Beijing, China; Shenzhen, China; Wuxi, China; Zhangjigang, China; Madurai, India; Savli, India; Chiba, Japan; Gifu, Japan; Ibaraki, Japan; Otake, Japan; Utsunomiya, Japan; Ulsan, Korea; Singapore
Canada	Maitland, Canada; Sarnia, Canada
Europe	Antwerp, Belgium; Mechelen, Belgium; Uentrop, Germany; Luxembourg; Dordrecht, The Netherlands; Landgraaf, The Netherlands; Dumfries, UK
Latin America	Berazategui, Argentina
U.S.	Newark, DE; La Place, LA; Fayetteville, NC; Deepwater, NJ; Ashland, OH; Circleville, OH; Cleveland, OH; Upper Sandusky, OH; Copper River, SC; Chattanooga, TN; La Porte, TX; Orange, TX; Victoria, TX; Hopewell, VA; Richmond, VA; Parkersburg, WV
Safety & Protection
Asia Pacific	Guangzhou, China; Ulsan, Korea
Canada	Thetford Mines, Canada
Europe	Luxembourg; Maydown, UK; Asturias, Spain
U.S.	Martinez, CA; Leawood, KS; Parsippany, NJ; Buffalo, NY; Cooper River, SC; Richmond, VA; Virgina Beach, VA

The company's plants and equipment are well maintained and in good operating condition. Sales as a percent of capacity were 81, 70 and 78 percent in 2010, 2009 and 2008, respectively. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

Part I

ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 19 to the Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 19 to the Consolidated Financial Statements under the heading PFOA.

Environmental Proceedings

Belle Plant, West Virginia

The U.S. Environmental Protection Agency (EPA) is investigating three chemical releases at DuPont's Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.

Chambers Works Plant, Deepwater, New Jersey

In January 2010, EPA and the U.S. Attorney's Office for New Jersey, informed DuPont that the government was initiating an enforcement action arising from alleged environmental non-compliance at the Chambers Works facility. The government alleges that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act and the Federal Clean Air Act Regulations governing Leak Detection and Reporting and that it failed to report emissions of a compound from Chambers Works' waste water treatment facility under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits. DuPont is in settlement negotiations with EPA and the Department of Justice (DOJ).

Chambers Works Plant, Deepwater, New Jersey

On September 29, 2010, DuPont received a draft Administrative Consent Order from the New Jersey Department of Environmental Protection (NJDEP) seeking a penalty for alleged violations of New Jersey hazardous waste regulations dating back to April 2009 based on a facility-wide hazardous waste audit conducted in May 2010. DuPont is in negotiations with NJDEP.

Chambers Works Plant, Deepwater, New Jersey

DuPont is in settlement negotiations with EPA and DOJ concerning allegations of environmental non-compliance at the Chambers Works facility. The allegations arose from an ongoing investigation into DuPont's management of hazardous waste in rail cars.

TSCA Voluntary Audit

DuPont voluntarily undertook a self-audit concerning reporting of inhalation studies pursuant to Toxic Substances Control Act (TSCA) section 8(e). DuPont voluntarily reported the results of that audit to EPA. The EPA has reviewed the information submitted under this self-audit and has indicated potential violations exist with respect to some of the submitted studies. In December 2010, the agreement to settle this matter for a penalty of $3.3 million was approved by EPA's Environmental Appeals Board.

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters

The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 81,000 at January 31, 2011.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2010 and 2009 are shown below.

	Market Prices
2010	High	Low	Per Share Dividend Declared
Fourth Quarter	$50.17	$44.21	$0.41
Third Quarter	45.87	33.73	0.41
Second Quarter	41.45	33.66	0.41
First Quarter	39.04	31.88	0.41
2009
Fourth Quarter	$35.62	$30.06	$0.41
Third Quarter	34.59	23.91	0.41
Second Quarter	30.23	21.62	0.41
First Quarter	27.98	16.05	0.41

Issuer Purchases of Equity Securities

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company's common stock. During the fourth quarter 2010, the company paid $250 million to purchase and retire 5.4 million shares at an average price of $46.34 per share under this plan. As of December 31, 2010, cumulative purchases of common stock under this plan are 25.9 million shares at a cost of $1.2 billion. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

The following table summarizes information with respect to the company's purchases of its common stock during the fourth quarter 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program (Dollars in millions)
November	5,395,024	$46.34	5,395,024	$788
Total	5,395,024		5,395,024

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph

The following graph presents the cumulative five-year total return for the company's common stock compared with the S&P 500 Stock Index and a self-constructed peer group of companies. The peer group companies for the year ended December 31, 2010 are 3M Company; Abbott Laboratories; Air Products & Chemicals, Inc.; Baxter International Inc.; The Boeing Company; Caterpillar Inc.; Eastman Kodak Company; Emerson Electric Co.; Hewlett-Packard Company; Honeywell International Inc.; Ingersoll-Rand Company Limited; Johnson & Johnson; Johnson Controls, Inc.; Kimberly-Clark Corporation; Merck & Co. Inc.; Monsanto Company; Motorola Inc.; The Procter & Gamble Company; and United Technologies Corporation.

Stock Performance Graph

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
DuPont	$100	$119	$111	$66	$94	$145
S&P 500 Index	$100	$116	$122	$77	$97	$112
Peer Group	$100	$119	$140	$103	$124	$132

The graph assumes that the value of DuPont Common Stock, the S&P 500 Stock Index and the peer group of companies was each $100 on December 31, 2005 and that all dividends were reinvested. The peer group is weighted by market capitalization.

Part II

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2010	2009	2008	2007	2006
Summary of operations
Net sales	$31,505	$26,109	$30,529	$29,378	$27,421
Income before income taxes	$3,711	$2,184	$2,391	$3,743	$3,329
Provision for income taxes	$659	$415	$381	$748	$196
Net income attributable to DuPont	$3,031	$1,755	$2,007	$2,988	$3,148
Basic earnings per share of common stock	$3.32	$1.93	$2.21	$3.25	$3.41
Diluted earnings per share of common stock	$3.28	$1.92	$2.20	$3.22	$3.38
Financial position at year-end
Working capital	$9,670	$7,898	$5,601	$4,619	$4,930
Total assets	$40,410	$38,185	$36,209	$34,131	$31,777
Borrowings and capital lease obligations
Short-term	$133	$1,506	$2,012	$1,370	$1,517
Long-term	$10,137	$9,528	$7,638	$5,955	$6,013
Total equity	$9,743	$7,651	$7,552	$11,578	$9,863
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,608	$1,432	$2,033	$1,698	$1,563
Depreciation	$1,204	$1,251	$1,169	$1,158	$1,157
Research and development expense	$1,651	$1,378	$1,393	$1,338	$1,302
Average number of common shares outstanding (millions)
Basic	909	904	902	917	921
Diluted	922	909	907	925	929
Dividends per common share	$1.64	$1.64	$1.64	$1.52	$1.48
At year-end
Employees (thousands)	60	58	60	60	59
Closing stock price	$49.88	$33.67	$25.30	$44.09	$48.71
Common stockholders of record (thousands)	81	85	88	92	84

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

Overview

Vision    DuPont's vision is to be the world's most dynamic science company, creating sustainable solutions essential for a better, safer and healthier life for people everywhere. The company is committed to growing shareholder and societal value while reducing its environmental footprint over the long term.

Strategy    The company's strategy for growth is to use science-based solutions to address four fundamental global trends – Increasing Food Production, Decreasing Dependency on Fossil Fuels, Protecting People and the Environment, and Growth in Developing Markets. The company believes it best serves its shareholders by increasing its global presence in meeting challenges, including increasing food production, increasing renewable sources for energy and raw materials, and providing greater safety and protection for people and the environment. For these strategic areas, the company has set differentiated targets for growth and future funding for capital expenditures, research and development, and marketing programs.

Acquisition of Danisco    The financial goals discussed below exclude the impact of the intended acquisition of Danisco. The acquisition is aligned with the company's growth strategy and complimentary to the company's existing businesses and research and development pipelines. The transaction is expected to be cash and earnings accretive in 2012, the first full year of the combined entity. Upon completion, the transaction would establish DuPont as a clear leader in industrial biotechnology with science-intensive innovations that address global challenges in food production and reduced fossil fuel consumption.

Goals    By aggressively pursuing top line growth opportunities in key markets and improving productivity, the company met or surpassed its 2010 financial goals for sales growth, earnings per share, cash flow and working capital reductions. Consistent with its strong 2010 performance, the company announced a new five-year plan which includes compound annual growth targets of 7 percent for sales and 12 percent for earnings per share from 2010 through 2015. Sales in developing markets, which include China, India, and the countries located in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia, are targeted to make up 36 percent of the company's sales by 2015, a 4 percentage point increase from 2010. Additionally, the company continues to execute its three-year 2010-2012 plan announced in 2009, which includes $1 billion fixed cost productivity actions and $1 billion working capital productivity programs. The company also reaffirmed its commitment to maintain a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations

(Dollars in millions)	2010	2009	2008
NET SALES	$31,505	$26,109	$30,529

2010 versus 2009    Consolidated net sales for 2010 were $31.5 billion, up 21 percent. This increase reflects 17 percent higher sales volume, a 5 percent increase in local selling prices, and a 1 percent net reduction from portfolio changes. Sales volume was higher across all segments with volume improving 13 percent in the United States and 19 percent outside the United States. Sales in developing markets of $10.2 billion improved 27 percent from 2009, and the percentage of total company sales in these markets increased to 32 percent from 31 percent.

The table below shows a regional breakdown of 2010 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2010 Net Sales	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$31.5	21	5	-	17	(1)
United States	11.5	17	5	-	13	(1)
Europe, Middle East, and Africa (EMEA)	8.1	14	4	(3)	13	-
Asia Pacific	7.3	40	6	2	33	(1)
Latin America	3.7	17	4	2	13	(2)
Canada	0.9	20	3	9	9	(1)

2009 versus 2008    Consolidated net sales for 2009 were $26.1 billion, down 14 percent. This reflects 12 percent lower volume, a 1 percent increase in local selling prices, and 3 percent unfavorable currency exchange. The full year worldwide sales volume decline reflects decreases in every region for the first 9 months of the year, partly offset by year over year volume increases in certain markets during the fourth quarter. Sales in developing markets of $8 billion declined 9 percent from 2008, while the percentage of total company sales in these markets increased to 31 percent.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The table below shows a regional breakdown of 2009 consolidated net sales based on location of customers and percentage variances from 2008:

			Percent Change Due to:
(Dollars in billions)	2009 Net Sales	Percent Change vs. 2008	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$26.1	(14)	1	(3)	(12)	-
United States	9.8	(11)	2	-	(11)	(2)
EMEA	7.2	(25)	1	(8)	(18)	-
Asia Pacific	5.2	(5)	(1)	-	(4)	-
Latin America	3.2	(11)	2	(4)	(9)	-
Canada	0.7	(16)	5	(8)	(13)	-

(Dollars in millions)	2010	2009	2008
OTHER INCOME, NET	$1,228	$1,219	$1,307

2010 versus 2009    Other income, net, was essentially flat compared to 2009, despite a decrease of $549 million of Cozaar®/Hyzaar® income due to the expiration of certain patents. Offsetting the reduction of Cozaar®/Hyzaar® income was a decrease in net pre-tax exchange losses of $192 million combined with higher income from equity affiliates of $93 million, an increase in net gains on sales of assets of $64 million, a benefit of $59 million in 2010 related to accrued interest associated with settlements of prior year income tax contingencies, an increase in insurance recoveries of $41 million and a $31 million combined benefit from an acquisition and an early termination of a supply agreement.

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

Additional information related to the company's other income, net is included in Note 2 to the Consolidated Financial Statements.

(Dollars in millions)	2010	2009	2008
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$23,146	$19,708	$23,548
As a percent of net sales	73%	75%	77%

2010 versus 2009    Cost of goods sold and other operating charges (COGS) for the year 2010 was $23.1 billion, versus $19.7 billion in 2009, an increase of 17 percent. COGS was 73 percent of net sales, a 2 percentage point decrease from prior year. The improvement principally reflects increased manufacturing utilization and higher selling prices that more than offset increases in raw material costs. Higher selling prices increased sales $1.3 billion, while raw material, energy and freight costs, adjusted for volume and currency, were up 6 percent, or $0.7 billion.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2009 versus 2008    COGS for the year 2009 was $19.7 billion, versus $23.5 billion in 2008, a decrease of 16 percent. COGS was 75 percent of net sales for 2009 versus 77 percent for the year 2008. The 2 percentage point decrease principally reflects a $1.1 billion decrease in the combined costs for raw materials, energy and freight and the absence of a $227 million charge for hurricane-related cleanup and repair in 2008, partially offset by significantly lower capacity utilization and an unfavorable currency impact.

(Dollars in millions)	2010	2009	2008
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,669	$3,440	$3,593
As a percent of net sales	12%	13%	12%

2010 versus 2009    Selling, general and administrative expenses (SG&A) increased $229 million in 2010 as compared to 2009. The 2010 increase was due to higher selling expenses, primarily in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company's seed products, and higher non-cash pension expenses.

2009 versus 2008    SG&A decreased $153 million in 2009 as compared to 2008. The 2009 decrease was principally due to strict cost controls and was partially offset by higher SG&A in the Agriculture & Nutrition segment as a result of increased global commissions and selling and marketing investments related to the company's seed products.

(Dollars in millions)	2010	2009	2008
RESEARCH AND DEVELOPMENT EXPENSE	$1,651	$1,378	$1,393
As a percent of net sales	5%	5%	5%

2010 versus 2009    Research and development expense (R&D) increased $273 million in 2010 as compared to 2009 due to continued growth investment aligned with the company's global trends, including resources to support agriculture productivity, alternative fuels and energy efficient materials, and safety and protection. In addition, R&D increased due to higher non-cash pension expenses and a $50 million charge for an upfront payment related to a Pioneer licensing agreement for corn seed trait technology. See Pioneer business discussion beginning on page 26 for additional information.

2009 versus 2008    R&D was down in 2009 versus 2008, excluding the Agriculture & Nutrition segment, due to strict cost controls. Higher R&D expense in the Agriculture & Nutrition segment in 2009 related to accelerated biotechnology trait research and development activity.

(Dollars in millions)	2010	2009	2008
INTEREST EXPENSE	$590	$408	$376

Interest expense increased $182 million in 2010 compared to 2009. The increase in interest expense was primarily due to the $179 pre-tax charge on the early extinguishment of debt in the fourth quarter 2010. The $32 increase in 2009 compared to 2008 was due to higher average borrowings, partially offset by slightly lower average interest rates.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2010	2009		2008
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$(34)[1]	$210	[2]	$535
1
Represents a $34 million net reduction in the estimated costs for the 2008 and 2009 restructuring programs. See below for further details on these programs.

2
Represents a charge of $340 million for the 2009 restructuring program and a $130 million net reduction in the estimated costs for the 2008 and 2009 restructuring programs. See below for further details on these programs.

2009 Restructuring Program

In second quarter 2009, in response to the global economic recession, the company committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan was designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. The plan included the elimination of about 2,000 positions by severance principally located in the U.S. As a result, a charge of $340 million was recorded in employee separation/asset related charges, net which pertains to the following financial statement line items: COGS – 60 percent, SG&A – 30 percent, and R&D – 10 percent. This charge included $212 million of severance and related benefits costs, $24 million of other non-personnel charges and $104 million of asset-related charges, including $77 million for asset shut downs and write-offs, $11 million for asset impairments and $16 million for accelerated depreciation.

In the fourth quarter 2009, the company recorded a $30 million net reduction in the estimated costs associated with the 2009 restructuring program. Additionally, the company recorded a $20 million net reduction in the estimated costs associated with the 2009 restructuring program in the fourth quarter 2010. These reductions primarily related to lower than estimated individual severance costs and work force reductions through non-severance programs.

The actions related to the 2009 restructuring program were substantially completed by the end of 2010 with payments continuing into 2011, primarily in Europe.

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

In 2008, the company recorded a charge of $535 million, which included $287 million related to employee severance costs and $248 million attributable to asset shut-downs, asset impairments and other non-personnel charges.

In 2009, the company recorded a $100 million net reduction in the estimated costs associated with the 2008 restructuring program. Additionally, the company recorded a $14 million net reduction in the estimated costs associated with the 2008 restructuring program in the fourth quarter 2010. These reductions primarily related to lower than estimated individual severance costs and workforce reductions through non-severance programs.

The program and payments related to the 2008 restructuring program were substantially completed by the end of 2010.

Additional details related to these programs are contained in the individual segment reviews and in Note 4 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2010	2009	2008
PROVISION FOR INCOME TAXES	$659	$415	$381
Effective income tax rate	17.8%	19.0%	15.9%

In 2010, the company recorded a tax provision of $659 million, reflecting an increase from 2009, largely due to an increase in pre-tax earnings and the impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. These are partially offset by net tax benefits of $49 million related to the adjustment of income tax accruals associated with settlements of prior year tax contingencies and $39 million for reversal of tax valuation allowance related to the net deferred tax assets of a foreign subsidiary. The decrease in the 2010 effective tax rate compared to 2009 was primarily due to favorable geographic mix of pre-tax earnings in low tax rate jurisdictions and the net tax benefits noted above.

In 2009, the company recorded a tax provision of $415 million reflecting a marginal increase from 2008. The increase in the 2009 effective tax rate compared to 2008 was primarily due to geographic mix of earnings.

The company's current estimate of the 2011 effective income tax rate is about 20-21 percent, excluding tax effects of exchange gains and losses which cannot be reasonably estimated at this time.

See Note 5 to the Consolidated Financial Statements for additional details related to the provision for income taxes, as well as items that significantly impact the company's effective tax rate.

(Dollars in millions)	2010	2009	2008
NET INCOME ATTRIBUTABLE TO DUPONT	$3,031	$1,755	$2,007

2010 versus 2009    Net income attributable to DuPont ("earnings") for 2010 increased $1.3 billion, or 73 percent versus 2009. The increase principally reflects higher sales volume and selling prices and the absence of a prior year restructuring charge, partly offset by higher non-cash pension costs and lower Pharmaceuticals income. See additional information above related to changes in earnings.

2009 versus 2008    Earnings for 2009 decreased $252 million, or 13 percent versus 2008. The decrease in earnings was principally attributable to lower sales volume, unfavorable currency impacts, and higher non-cash pension costs. Partly offsetting these factors were lower costs for raw materials, energy, and freight, benefits from cost reductions and productivity actions, lower restructuring charges, and the absence of prior year hurricane-related charges. See additional information above related to changes in earnings.

Corporate Outlook

For the year 2011, the company's earnings outlook is a range of $3.45 to $3.75 per share with expected sales between $33 billion to $34 billion, reflecting the expectation for continued steady global economic growth with increasing industrial production, favorable North American agricultural conditions and the company's further penetration of developing markets. Earnings from Pharmaceuticals are expected to decline about $290 million pre-tax, reflecting the expiration of certain patents for Cozaar®/Hyzaar®. The company expects higher operating costs from an estimated four to five percent increase in raw material, energy and freight costs, and approximately $60 million higher pre-tax non-cash pension costs. The company plans to partly offset these increases by fixed cost productivity programs totaling about $300 million.

The company plans to continue a differential level of capital expenditures and funding for research & development for businesses expected to have above-average growth rates and margins. For 2011, targets have been set for capital expenditures totaling about $1.8 billion, and working capital productivity improvements totaling $300 million.

The outlook above excludes the impact of the planned Danisco acquisition which could reduce 2011 earnings by $0.30 to $0.45 per share.

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

Long-term Employee Benefits

Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other long-term employee benefit plans. Management reviews these two key assumptions annually as of December 31st. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan obligations or the applicable plan assets, the excess is amortized over the average remaining service period of active employees.

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

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plans' assets.

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

Principal U.S. Pension Plan (Dollars in billions)	2010	2009	2008
Market-related value of assets	$13.9	$14.0	$16.2
Fair value of plan assets	$14.8	$13.9	$13.5

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets. The fair value of assets in all pension plans was $18.4 billion at December 31, 2010, and the related projected benefit obligations were $23.9 billion. In addition, obligations under the company's unfunded other long-term employee benefit plans were $4.0 billion at December 31, 2010.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2010:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount Rate	$81	$(88)
Expected rate of return on plan assets	84	(84)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-Term Employee Benefits" beginning on page 40 and in Note 21 to the Consolidated Financial Statements.

Environmental Matters

DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multiparty sites and the number of and financial viability of other PRPs. The company has recorded a liability of $407 million on the Consolidated Balance Sheet as of December 31, 2010; these accrued liabilities exclude claims against third parties and are not discounted.

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

Income Taxes

The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that changes to the company's global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

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

At December 31, 2010, the company had a deferred tax asset balance of $6.4 billion, net of valuation allowance of $1.7 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Based on the results of the company's annual goodwill impairment test in 2010, no impairments exist at this time. The company's methodology for estimating the fair value of its businesses is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate. Information with respect to the company's significant accounting policies on long-lived assets is included in Note 1 to the Consolidated Financial Statements.

Segment Reviews

Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income before income taxes, exchange gains (losses), corporate expenses and interest. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for 2010, 2009 and 2008 is included in Note 25 to the Consolidated Financial Statements.

As described in Note 4 to the Consolidated Financial Statements, the company initiated global restructuring programs during 2009 and 2008. The 2009 and 2008 program charges reduced total segment PTOI for 2009 and 2008 by $340 million and $535 million, respectively.

In 2009, the company recorded a $30 million and $100 million net reduction in the estimated costs associated with the 2009 program and 2008 programs, respectively. In 2010, the company recorded a $20 million and $14 million net reduction in the estimated costs associated with the 2009 program and 2008 programs, respectively.

Below is a summary of the net impact to each segment related to the activities described above:

	2010 (Charges) and Credits	2009 (Charges) and Credits				2008 (Charge)
(Dollars in millions)	2009 and 2008 Net Program Reductions	2009 Program	2009 Net Program Reductions	2008 Net Program Reductions	2009 Net Impact	2008 Program
Agriculture & Nutrition	$-	$-	$-	$1	$1	$(18)
Electronics & Communications	8	(43)	6	-	(37)	(37)
Performance Chemicals	10	(66)	9	3	(54)	(50)
Performance Coatings	(6)	(65)	(11)	61	(15)	(209)
Performance Materials	16	(110)	23	29	(58)	(94)
Safety & Protection	5	(55)	8	2	(45)	(96)
Other	1	(1)	(5)	4	(2)	(31)
Total (Charge) Credit	$34	$(340)	$30	$100	$(210)	$(535)

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

  AGRICULTURE & NUTRITION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$9.1	$1,355
2009	$8.3	$1,224
2008	$8.0	$1,087

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

Pioneer is the world's leading seed brand and a world leader in improving crop yields with hybrid and varietal seeds that improve grower yields and provide effective plant insect protection and herbicide tolerance. The principal products of Pioneer are hybrid seed corn and varietal soybean seed, as well as sunflower, canola, sorghum and rice. Crops grown from Pioneer seed are used to meet the global demand for animal feed, food, biofuels, and fiber. Sales of Pioneer seeds amounted to 17 percent, 18 percent and 13 percent of the company's total consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. Agricultural seed research requires long-term commitment, investment and innovation. Pioneer research is focused on results that deliver higher crop yields and a consistent per acre income advantage for its customers. New product innovation is accomplished through an effective integration of superior germplasm and value added native and biotechnology traits. In 2010, Pioneer benefited from the North America launch of new soybean varieties and new Pioneer® brand corn hybrids. In April 2010, Pioneer received EPA cultivation approval of Optimum® AcreMax™ 1 products, the first product with reduced and integrated corn rootworm refuge with 2011 commercialization in North America. In October 2010, Pioneer received EPA cultivation approval of Optimum® Intrasect™ insect protection products offering that will allow U.S. corn growers to reduce their structured above ground refuge to a level of 5 percent in the Corn Belt. Optimum® Intrasect™ insect protection products will be demonstrated to growers in 2011. Pioneer expects EPA cultivation approval for its next generation integrated refuge insect control products in the second half 2011. These innovative and convenient products would feature single-bag reduced refuge for both corn rootworm and corn borer. Upon EPA cultivation approval, multiple product versions would be available for grower choice including but not limited to: Optimum® AcreMaxTM products for above-ground protection and Optimum® AcreMaxTM Xtra products for above- and below-ground protection.

In December 2010, Pioneer and Syngenta AG (Syngenta) entered into an agreement to grant Pioneer a non-exclusive, global license to Syngenta's corn rootworm trait MIR604 (Agrisure™ RW) for corn seed. The trait provides protection from below-ground coleopteran insects, including corn rootworm, a major corn pest in the U.S. and around the world. The license gives Pioneer the right to commercialize corn seed containing MIR604, including the right to stack MIR604 with other traits through the expiration of the relevant patents. As part of the agreement, Pioneer is obligated to make milestone and royalty payments assuming certain contingencies, including regulatory approvals, are met. The contingencies related to the first milestone payment are expected to be met in 2011. Minimum payments under the agreement are expected to total about $400 million over the next several years.

In September 2010, as part of the company's strategy to deliver innovations that address the need for increased food production to feed the world's growing population, Pioneer announced that it had entered into an agreement to acquire

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

a majority share of Pannar Seed Limited, a South African-based seed company. This investment would allow each business to access additional crop areas, reach more customers and deliver improved seed products quicker than either can do on its own. In December 2010, the South African Competition Commission rejected the acquisition. The company has appealed this decision and expects to receive a final decision in 2011.

As announced in December 2008, Pioneer is expanding its reach in North America through its PROaccessSM business strategy in order to bring its seed genetics to more customers. Under the PROaccessSM business strategy, nine companies distribute products on behalf of Pioneer that are co-branded using Pioneer-owned brands together with one of the nine companies' brands. Since launching PROaccessSM, six of the nine PROaccessSM partners have become wholly owned subsidiaries of the company.

In the spring 2009, Monsanto sued the company in U.S. District Court claiming that stacking seed with Pioneer's Optimum® GAT® trait and Monsanto's Roundup Ready®1 herbicide tolerance trait violates its Roundup Ready® license agreements with Monsanto. Monsanto also alleges that sales of Pioneer stacked seeds would infringe a Monsanto patent that expires in 2014. Monsanto seeks declaratory relief, unspecified damages and a permanent injunction to prevent sales of Optimum® GAT®/ Roundup Ready® stacked seeds. DuPont filed an answer and counterclaims, including patent misuse and antitrust claims. In January 2010, the Court ruled that the license agreements between the companies contain an unwritten ("implied") term that prohibits stacking these traits. The Court vacated its ruling regarding the "implied term" in the third quarter 2010, and concluded that the license neither expressly prohibits nor expressly grants the right to stack a second glyphosate tolerance trait with Monsanto's Roundup Ready® trait. The company's separate antitrust and patent fraud claims were not impacted by either ruling and are proceeding. Pioneer continues to develop soybean seed in which these traits are stacked and sales could occur between 2013-2014, subject to regulatory approvals. Neither ruling changes Pioneer's commercialization plans for products with the Optimum® GAT® trait. Furthermore, management believes that the Monsanto lawsuit is unlikely to adversely affect the company's commercial results for soybean and corn seed because Pioneer can continue to sell seed with Roundup Ready® traits that are not stacked with Optimum® GAT® traits.

1
Registered Trademark of Monsanto

DuPont Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including forestry and land management. Principal crop protection products are weed control, disease control, and insect control products. The sales growth of the business' insect control portfolio is led by Rynaxypyr®, a product registered for sale in over 60 countries and sold under four key brands for use across a broad range of core agricultural crops. The business continues to expand its product offerings in the professional pest control, lawn care, golf course, animal health and seed treatment markets.

Nutrition & Health operates principally within the specialty food ingredients market, including soy proteins and lecithins through the Solae Company, a majority-owned venture with Bunge Limited. Nutrition & Health global production and distribution capabilities serves various areas within the food industries including meat and poultry products, consumer food products, dairy-alternative products and nutritional products. Nutrition & Health anticipates improved volume growth through offerings in its specialty food ingredients.

2010 versus 2009    Sales were $9.1 billion, a 10 percent increase versus the prior year, reflecting a 7 percent increase in volume and 4 percent higher United States dollar (USD) selling prices, which were partially offset by portfolio changes of 1 percent. Higher volume was primarily due to higher seed sales in North America with market share gains for corn and soybeans. Higher global sales of Crop Protection products were led by broad-based recovery across most regions and strong demand for Rynaxypyr® in Asia Pacific and Latin America. The higher USD selling prices reflect higher value product mix and pricing actions to offset the increase in raw material costs.

PTOI for 2010 was $1.4 billion, an increase of 11 percent versus the prior year, principally due to the higher sales volume, partially offset by higher spending for growth investments and a $50 million charge in R&D expense for an upfront payment related to a Pioneer licensing agreement for corn seed trait technology, as described above.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2009 versus 2008    Sales were $8.3 billion, a 4 percent increase when compared to 2008, reflecting 5 percent higher USD selling prices, partially offset by a 1 percent decrease in volume. The higher USD selling prices is related to Pioneer seeds and Crop Protection proprietary insect, weed and disease control products, partially offset by unfavorable currency impacts in Europe, Canada and Latin America, as well as the impact of significantly lower market-driven pricing for glyphosate resale. The decrease in volume was primarily due to lower sales of Crop Protection disease and insect control products, and lower sales of Nutrition & Health products largely offset by higher Pioneer corn and soybean seed sales market share gains in North America.

PTOI was $1.2 billion, an increase of 13 percent versus 2008, principally due to the higher sales and higher value product mix, partially offset by unfavorable currency impacts globally.

Outlook    The segment anticipates sales and earnings growth in 2011. Segment earnings are expected to benefit in particular from continued strong momentum in the Pioneer corn and soybean business. Pioneer anticipates continued growth in volume in key corn and soybean markets including the U.S., Canada and Latin America, as well as value-based pricing gains. The 2011 product line up will include new corn hybrids and soybean varieties as well as Optimum® AcreMax™ 1 products, the industry's first product with reduced and integrated corn rootworm refuge.

In the Crop Protection business, volume driven sales growth combined with continued productivity and business improvement actions are expected to contribute to earnings in 2011. Volume growth is underpinned by a favorable industry outlook, continued regional expansion and new market segment penetration of products such as Rynxypyr® as well as new product introductions such as Streamline® herbicide for land management. In the Nutrition & Health business, volume growth reflecting soy protein penetration and expansion of health and wellness products coupled with continued and intensified productivity actions are anticipated to support earnings and margin expansion.

  ELECTRONICS & COMMUNICATIONS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$2.8	$445
2009	$1.9	$87
2008	$2.2	$251

Electronics & Communications is a leading supplier of differentiated materials and systems for photovoltaics, consumer electronics, displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The segment leverages DuPont's strong materials and technology base to target attractive growth opportunities in photovoltaic materials, materials for circuit and semiconductor fabrication and packaging, display materials, packaging graphics, and ink-jet printing. In the fast growing photovoltaics market, the company continues to be a leading supplier of metallization pastes and backsheet materials for use in solar cells and modules. In 2010, DuPont Apollo Ltd., a wholly owned subsidiary of the company, started providing total system solutions and production of high-efficiency tandem thin-film photovoltaic modules to meet the needs of this fast growing segment of the solar energy market. Beyond photovoltaics, the segment is investing in its broad portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In the displays market, the segment continues to be a leading materials supplier for plasma displays. In addition, the segment continues to invest in developing a solution-process technology and material set to enable lower cost organic light-emitting diode (OLED) displays. In packaging graphics, DuPont is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates. The segment is investing in new products such as Cyrel® FAST Round to strengthen its market leadership position in advanced printing markets. DuPont is also expanding its leadership position in black-pigmented inks and developing new color-pigmented inks for network printing applications.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The segment is on track to complete a $295 million expansion to support the DuPont Tedlar® polyvinyl fluoride films business. This includes a $120 million investment in capacity expansion to produce the raw materials that make the film, which was completed in 2010. A multi-phase $175 million investment of high-performance Tedlar® PV2001 series oriented film production is scheduled for completion in 2011. Tedlar® films serve as the critical component of photovoltaic module backsheets, providing long-term durability and performance in all weather conditions.

2010 versus 2009    Sales of $2.8 billion were up 44 percent, reflecting 37 percent higher volume and 7 percent higher USD selling prices. Higher volume was driven by strong growth in all regions, particularly in Asia Pacific and Europe, and strong demand across most market segments, particularly in photovoltaics. Higher USD selling prices were primarily due to pass-through of higher precious metals prices.

PTOI was $445 million compared to $87 million in the prior year. The increase in PTOI was driven by substantially higher volume, improved productivity and the absence of a net $37 million restructuring charge in the prior year.

2009 versus 2008    Sales of $1.9 billion were down 13 percent, reflecting 11 percent volume decline and 2 percent lower USD selling prices. The lower volume reflects the impact of the global economic recession which affected sales for products across all key markets. Sales volume improved throughout 2009, most significantly in Asia Pacific, where sales were essentially flat when compared to 2008. The lower USD selling prices were mainly due to contractual pass-through of lower precious metal prices.

PTOI was $87 million compared to $251 million in 2008. The decline in PTOI was primarily due to the impact of lower sales, lower income from affiliates, and higher charges associated with low capacity utilization of production lines.

Outlook    For 2011, sales of products into photovoltaics, consumer electronics, displays, and advanced printing markets are expected to increase moderately. The segment continues to make productivity and supply chain improvements, as well as capacity investments to meet global demand. Segment earnings are expected to increase reflecting the impact of higher volume and productivity initiatives, as well as investments for growth.

  PERFORMANCE CHEMICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$6.3	$1,081
2009	$5.0	$547
2008	$6.0	$687

Performance Chemicals businesses deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics & coatings, textiles, mining, pulp and paper, water treatment and healthcare. The following are Performance Chemicals' operating businesses:

DuPont Titanium Technologies is the world's largest manufacturer of titanium dioxide, and is dedicated to creating greater, more rewarding value for the coatings, paper, plastics, specialties and minerals markets through service, brand, and product. The business' main products include its broad line of DuPont™ Ti-Pure® titanium dioxide products.

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

2010 versus 2009    Sales of $6.3 billion were 27 percent higher than last year, reflecting 18 percent higher volume and 10 percent higher USD selling prices, which were partially offset by portfolio changes of 1 percent. Broad-based market recovery led to sales increases in all markets and all regions, most significant in Asia Pacific, reflecting strong demand for titanium dioxide, fluoropolymers and refrigerants, with continuing adoption of ISCEON® as a preferred retrofit to R22

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

refrigerant. Higher USD selling prices reflect favorable pricing for titanium dioxide and pass-through of higher raw material costs for industrial chemicals and fluoroproducts.

PTOI was $1,081 million as compared to $547 million in the prior year. The increase in PTOI was driven by higher volume, higher USD selling prices that more than offset increases in raw material costs, improved productivity and the absence of a net $54 million restructuring charge in the prior year.

2009 versus 2008    Sales of $5.0 billion were 18 percent lower than 2008, due to a 12 percent decline in volume and 6 percent lower USD selling prices. The lower volume principally reflects decreased demand for industrial chemicals and fluoroproducts across all regions reflecting the impact of the economic downturn. Sales of titanium dioxide products recovered during the second half 2009, and were higher than the pre-recession levels in the second half 2007. The lower USD selling prices were mainly due to contractual pass-through of lower raw material prices and unfavorable currency impact in Europe and Asia Pacific.

PTOI was $547 million as compared to $687 million in 2008. The decrease in earnings was primarily due to the impact of lower volume, partially offset by fixed costs reductions.

Outlook    Performance Chemicals' sales are expected to increase in 2011 as a result of the continued global economic recovery, higher global demand for titanium dioxide and specialty chemicals, and higher USD selling prices. Total segment earnings are also expected to increase consistent with the higher sales volume, higher USD selling prices and improved fixed cost productivity. This segment manufactures products that could be affected by uncertainties associated with PFOA matters. See the discussion on page 46 under the subheading PFOA for further information.

  PERFORMANCE COATINGS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$3.8	$249
2009	$3.4	$69
2008	$4.4	$(8)

Performance Coatings is one of the world's leading motor vehicle coatings suppliers. Products offered include high performance liquid and powder coatings for motor vehicle original equipment manufacturers (OEMs), the motor vehicle after-market, and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. After-market coatings products are marketed using the DuPont™ Standox®, Spies Hecker® and Nason® brand names. Standox® and Spies Hecker® are focused on the high-end motor vehicle after-markets, while Nason® is primarily focused on economy coating applications.

In 2009 and 2008, the segment experienced a significant decline in sales, mainly in the OEMs markets, due to the impact of the global economic recession in the automotive industry. In addition, the North American automotive industry continued to experience structural changes, including the loss of U.S. market share by U.S. automakers. In 2009, the global production of automobiles and light trucks declined by 14 percent reflecting declines of 33 percent in North America, and 10 percent in the rest of the world, which was partially offset by an increase in production of 44 percent in Greater China.

In 2010, the segment experienced strong recovery from the economic downturn across most markets and regions. Global automotive markets experienced increased production levels due to improved OEM auto builds as a result of higher demand, most significant in North America and Europe. Automotive builds across the globe increased 22 percent, reflecting an improvement of 37 percent in North America and 20 percent in the rest of the world. The industry production forecast for 2011 projects a global increase of 5 percent, reflecting continued recovery in North America and continued growth in Asia Pacific.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2010 versus 2009    Sales of $3.8 billion were up 11 percent when compared to prior year, reflecting 9 percent higher volume and a 2 percent increase in USD selling prices. Higher volume reflects recovery in global automotive OEM markets as a result of higher global motor vehicle builds and strong demand in industrial coatings, particularly in the North American and European heavy duty truck markets. Higher USD selling prices primarily reflect pricing actions taken to offset the increase in raw material costs.

PTOI was $249 million as compared to $69 million in 2009. The increase in PTOI primarily reflects the impact of higher volume, improved productivity and higher USD selling prices, which were partially offset by higher raw material costs.

2009 versus 2008    Sales of $3.4 billion were down 21 percent when compared to 2008, reflecting a 20 percent decline in volume and 1 percent lower USD selling prices. The decline in volume reflects the impact of fewer motor vehicle and industrial truck builds of motor vehicle OEMs, and lower sales of industrial and after-market products in all regions. Sales to OEMs improved substantially during the second half 2009, mostly due to the impact of government incentives programs and higher sales in Asia Pacific. Sales of after-market and industrial coatings experienced a slower recovery from the inventory destocking experienced in the industry during the fourth quarter 2008 and first quarter 2009. The lower USD selling prices reflect unfavorable currency impacts, partially offset by higher local selling prices.

PTOI was $69 million as compared to a loss of $8 million in 2008. The improvement in PTOI was primarily due to lower fixed costs, and the net year-over-year impact of the 2008 and 2009 restructuring activities, partially offset by the effect of lower volume.

Outlook    For 2011, the segment expects sales to increase modestly with continued recovery in the global automotive and heavy duty truck markets and market growth in the developing regions. PTOI is expected to improve due to continued productivity efforts and higher sales in all regions.

  PERFORMANCE MATERIALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$6.3	$994
2009	$4.8	$287
2008	$6.4	$128

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

Packaging & Industrial Polymers specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives, sporting goods, and interlayers for laminated safety glass. Key brands include: DuPont™ Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, SentryGlas®, Butacite® laminate interlayers and Elvaloy® copolymer resins.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2010 versus 2009    Sales of $6.3 billion were 32 percent higher than prior year, reflecting 27 percent higher volume and a 7 percent increase in USD selling prices, which were partially offset by portfolio changes of 2 percent. The higher volume was led by broad-based demand across all markets, particularly in automotive and electronic markets, with strong volume recovery in all regions, led by Asia Pacific. Higher USD selling prices were a combination of stronger product sales mix and higher USD selling prices in response to higher feedstock costs.

2010 PTOI was $994 million compared to $287 million in 2009. The increase in PTOI was primarily driven by higher sales volume, higher USD selling prices and improved productivity.

2009 versus 2008    Sales of $4.8 billion were 26 percent lower reflecting 18 percent lower volume, 6 percent decrease in USD selling prices, and a 2 percent reduction related to portfolio changes. The decrease in volume mainly reflects the effect of the global economic recession and the inventory destocking experienced during the first half 2009. However, sales continuously improved during the second half 2009, both sequentially and when compared to 2008, mainly due to overall economic recovery and higher sales to the motor vehicle industry. The lower USD selling prices were a combination of significantly weaker product sales mix, unfavorable currency impacts, and for certain products, lower USD selling prices in response to lower feedstock costs.

2009 PTOI was $287 million compared to $128 million in 2008. The improvement in PTOI reflects the impact of lower raw material, energy and freight costs, lower fixed costs, the absence of a $216 million hurricane-related charge in 2008, an $82 million benefit in 2009 from hurricane-related insurance recoveries and a reduction in the hurricane-related accrual, and the net year over year impact of the 2008 and 2009 restructuring activities. As of December 31, 2010, the company is aggressively pursuing additional insurance recoveries in the range of $50 – $100 million.

Outlook    2011 sales are expected to grow due to anticipated increases in global motor vehicle OEMs builds and continued strength, particularly in Asia Pacific, for most of the markets served by the segment. PTOI is also expected to improve due to the impact of higher sales, improved fixed cost productivity and market-driven innovations for products and processes.

  SAFETY & PROTECTION

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$3.4	$454
2009	$2.8	$260
2008	$3.7	$661

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

Protection Technologies is focused on finding solutions to protect people and the environment. With products like DuPontTM Kevlar®, Nomex® and Tyvek®, the business continues to hold strong positions in life protection markets and meet the continued demand for body armor and personal protective gear for the military, law enforcement personnel, firefighters and other first responders, as well as for workers in the oil and gas industry around the world.

Building Innovations is committed to the building science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its Corian® and Montelli® lines of products which offer durable and versatile materials for residential and commercial purposes. Other products such as Tyvek® and Typar® offer leading solutions for the protection and energy efficiency of buildings.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Sustainable Solutions continues to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. Sustainable Solutions is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Sustainable Solutions is dedicated to clean air, clean fuel and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities. In 2010, the business completed the acquisition of MECS, Inc., which is a leading global provider of process technology, proprietary specialty equipment and technical services to the sulfuric acid industry. The acquisition allows the business to expand its clean technologies portfolio by strengthening the business' clean air and clean fuel offerings and provide the company with further access to high-growth market segments, particularly in developing regions like Asia Pacific.

2010 versus 2009    Sales of $3.4 billion were 20 percent higher than last year, due to higher volume. The increase in volume reflects strong recovery and increased demand across all regions, led by Europe and Asia Pacific, and markets, particularly in aramid and nonwoven products. Further penetration in the U.S. commercial construction markets led to higher sales as recovery in global construction markets remained weak. Sales for consulting and training services improved modestly across most regions, led by Asia Pacific.

PTOI was $454 million compared to $260 million in the prior year. The increase in earnings was primarily due to higher volume and the absence of a net $45 million restructuring charge in prior year, partially offset by higher spending for growth initiatives and higher raw material costs.

2009 versus 2008    Sales of $2.8 billion were 25 percent lower than 2008, due to a 23 percent decline in volume and 3 percent lower USD selling prices, partially offset by a 1 percent increase from portfolio changes. The lower volume reflects decreased demand for products across all markets and regions due to the impact of the economic downturn. The lower USD selling prices were mainly due to unfavorable currency impact in Europe and Asia Pacific.

PTOI was $260 million compared to $661 million in 2008. The decrease in earnings was primarily due to the impact of lower volume and charges associated with low capacity utilization of production units, partially offset by fixed costs reductions.

Outlook    For 2011, sales are expected to benefit from improved global market conditions. Demand for Kevlar®, Nomex® and Tyvek® products is expected to increase across all regions with continued strength in industrial, consumer and automotive markets. Sales related to the Building Innovations business are expected to increase due to forecasted improvements in construction markets across most regions. Sales related to the Sustainable Solutions business are expected to increase modestly due to the completion of the MECS, Inc. acquisition in 2010. PTOI is expected to improve due to higher sales.

  PHARMACEUTICALS

	Segment Sales (Dollars in billions)	PTOI (Dollars in millions)
2010	$-	$489
2009	$-	$1,037
2008	$-	$1,025

On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide). These drugs were developed in collaboration with Merck and are used in the treatment of hypertension. The U.S. patents covering the compounds, pharmaceutical formulation and use for the treatment of hypertension, including approval for pediatric use, expired in 2010. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck. Pharmaceuticals receive net proceeds and royalties as outlined below. Merck is responsible for manufacturing, marketing and selling Cozaar® and Hyzaar®.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Pharmaceuticals' Cozaar®/Hyzaar® income is the sum of two parts: income related to a share of the profits from North American sales and certain markets in EMEA, and royalty income derived from worldwide contract net sales linked to the exclusivity term in a particular country. Patents and exclusivity started to expire in prior years and the U.S. exclusivity for Cozaar® ended in April 2010. The worldwide agreement terminates when the following conditions are met: (i) the Canadian exclusivity ends, and (ii) North American sales fall below a certain level. The company experienced its first significant step-down in income from Cozaar®/Hyzaar® in 2010 and expects a continued step-down each subsequent year to zero when the contract ends. In general, management expects a traditional sales, earnings and cash decline for a drug going off patent in the pharmaceutical industry.

In the fourth quarter 2009, the company recorded a $63 million charge to other income, net and a reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement.

Outlook    Cozaar®/Hyzaar® income is expected to continue to substantially decrease due to the expiration of a majority of the worldwide patents which occurred in 2010. Earnings contributions to the company from the collaboration with Merck are expected to decline in 2011 about $290 million pre-tax from earnings generated in 2010.

  OTHER

The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences and nonaligned businesses in Other. The potential viability of each embryonic business depends on a number of factors including successful product development, market acceptance and production ramp up capabilities. Using these factors and others, management periodically assesses the potential and fit of these businesses and may make investment adjustments based on such assessments. Applied BioSciences is focused on delivering cost advantaged products with superior performance and a smaller environmental footprint that are based on a unique combination of biological, chemical and material science capabilities. Specific global growth projects across the company are consolidated within Applied BioSciences to capitalize on the market opportunities and technology needs in this high-growth industry, including biomaterials and advanced biofuels products and technologies.

Applied BioSciences is developing two biofuels businesses: one to commercialize non-food, cellulosic ethanol and the second to commercialize biobutanol. DuPont is pursuing commercialization through two joint ventures: DuPont Danisco Cellulosic Ethanol LLC (DDCE) and Butamax™ Advanced Biofuels LLC, respectively. DDCE now operates a demonstration scale facility in Vonore, Tennessee and Butamax™ now operates a demonstration scale facility in Hull, United Kingdom. Both joint ventures are aggressively pursuing commercialization capabilities.

DuPont continues its joint venture with Tate & Lyle PLC, DuPont Tate and Lyle Bio Products LLC, to produce 1,3-propanediol (Bio-PDO™) using a proprietary fermentation and purification process. Bio-PDO™ is the key building block for DuPont™ Sorona® renewably sourced polymer. The joint venture also markets direct sale of Bio-PDO™ under the Zemea® propanediol and Susterra® propanediol brands as a key renewable ingredient in products ranging from industrial to personal care uses. DuPont Tate & Lyle Bio Products LLC is currently expanding capacity to support the production of Bio-PDO™, which is scheduled for completion in 2011.

In 2010, the Applied BioSciences business announced the formation, pending European Union approvals, of Actamax™ Surgical Materials LLC, a joint venture with Royal DSM N.V. Actamax™ will bring to market next-generation biomedical materials.

Nonaligned businesses include activities and costs associated with Benlate® fungicide and other discontinued businesses.

In the aggregate, sales in Other for 2010, 2009 and 2008 represent less than 1 percent of total segment sales.

2010 pre-tax loss of $205 million compared to a loss of $171 million in 2009, primarily reflecting an increase in litigation charges related to discontinued businesses.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2009 pre-tax loss of $171 million compared to a loss of $181 million in 2008. The lower pre-tax loss for the year was mainly due to the net year over year impact of the 2008 and 2009 restructuring activities, and lower pre-tax loss for Applied BioSciences.

Liquidity & Capital Resources

Management believes the company's ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings provide excellent access to the capital markets. In addition, cash generating actions have been implemented including spending and working capital reductions and restructuring to better align expenditures and costs. The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $6.8 billion as of December 31, 2010, provide primary liquidity to support all short-term obligations. The company has access to approximately $2.6 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule. In 2010, the company issued $0.5 billion of 1.95% Senior Notes due January 15, 2016, $1.0 billion of 3.625% Senior Notes due January 15, 2021 and $0.5 billion of 4.90% Senior Notes due January 15, 2041. The company elected to use the net proceeds to redeem $0.5 billion of its 5.00% Senior Notes due January 15, 2013 and $0.8 billion of its 5.875% Senior Notes due January 15, 2014 and pay down commercial paper issued to fund the $0.5 billion voluntary contribution to its principal U.S. pension plan.

The company expects to finance the acquisition of Danisco with about $3.0 billion in existing cash and the remainder in new debt. The completion of the transaction is expected in the second quarter 2011 and is subject to customary closing conditions, including certain regulatory approvals and the tender of more than 90 percent of Danisco shares in the tender offer. In connection with this transaction, the company entered into a $4 billion bridge loan facility and a $2 billion bridge loan facility. The latter requires the company have cash, cash equivalents and marketable securities at least equal to $2 billion on hand at all times and readily available for use to purchase Danisco's shares. The bridge loan facilities terminate when the company completes the financing for the acquisition.

During 2010, Standard & Poor's and Moody's Investors Service revised the company's credit outlook to "Stable" from "Negative". After the announcement of the potential acquisition of Danisco, Moody's Investors Service placed all of the company's credit ratings under review for possible downgrade. Standard & Poor's has responded to the acquisition announcement by placing the company on credit watch with negative implications. Fitch Ratings announced it will take no immediate action with regard to the company's ratings.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company remains committed to a strong financial position and strong investment-grade rating. The company's credit ratings impact its access to the debt capital market and cost of capital. The company's long-term and short-term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor's	A	A-1	Watch negative
Moody's Investors Service	A2	P-1	Under review for possible downgrade
Fitch Ratings	A	F1	Negative

(Dollars in millions)	2010	2009	2008
Cash provided by operating activities	$4,559	$4,741	$3,129

The company's cash provided by operating activities was $4.6 billion in 2010, a $0.2 billion decrease compared to 2009. Higher earnings were offset by changes in operating assets and liabilities, mainly due to higher sales and inventory; the stronger dollar, which was hedged with forward exchange contracts reflected in investing activities; and the voluntary contribution to the principal U.S. pension plan.

The company's cash provided by operating activities was $4.7 billion in 2009, a $1.6 billion increase from the $3.1 billion generated in 2008. The increase was primarily due to the benefit of the weaker dollar, which was hedged by forward exchange contracts in investing activities.

(Dollars in millions)	2010	2009	2008
Cash used for investing activities	$(2,439)	$(4,298)	$(1,610)

In 2010, cash used for investing activities totaled $2.4 billion compared to $4.3 billion used in 2009. The $1.9 billion decrease was mainly due to changes in investments in short-term financial instruments and a net increase in proceeds from forward exchange contract settlements, partially offset by an increase in payments for businesses and higher expenditures for the purchases of property, plant and equipment.

In 2009, cash used for investing activities totaled $4.3 billion compared to $1.6 billion used in 2008. The $2.7 billion increase was mainly due to the increase in investments in short-term financial instruments and the change in forward exchange contract settlements, partially offset by decreased capital expenditures.

Purchases of property, plant and equipment totaled $1.5 billion, $1.3 billion and $2.0 billion in 2010, 2009 and 2008, respectively. Spending in 2010 reflects the company's continued investment in capacity expansion to support areas of growth. The company expects 2011 purchases of plant, property and equipment to be $1.8 billion, an increase of $0.3 billion over 2010, driven by continued growth investments aligned with the company's global trends.

(Dollars in millions)	2010	2009	2008
Cash (used for) provided by financing activities	$(1,829)	$(97)	$878

The $1.7 billion increase in cash used for financing activities in 2010 was primarily due to a decrease in borrowings in 2010 as compared to an increase in borrowings in 2009. This was partially offset by an increase in the proceeds from the exercise of stock options net of cash used to repurchase common stock.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The $1.0 billion decrease in cash provided for financing activities in 2009 compared to 2008 was primarily due to changes in net borrowings. Net borrowings increased $1.4 billion in 2009 as compared to $2.1 billion in 2008.

(Dollars in millions)	2010	2009	2008
Cash provided by operating activities	$4,559	$4,741	$3,129
Purchases of property, plant and equipment	(1,508)	(1,308)	(1,978)
Free cash flow	$3,051	$3,433	$1,151

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

2010 free cash flow of $3.1 billion exceeded the company's target of greater than $1.7 billion primarily due to higher earnings and working capital productivity.

Total debt at December 31, 2010 was $10.3 billion, a $0.7 billion decrease from December 31, 2009. The decrease in debt reflects the company's positive cash flow generated from general business activities.

Total debt at December 31, 2009 was $11.0 billion, a $1.4 billion increase from December 31, 2008. The proceeds from the increased borrowings were primarily invested in short-term financial instruments.

Dividends paid to common and preferred shareholders were $1.5 billion in 2010, 2009 and 2008. Dividends per share of common stock were $1.64 in 2010, 2009 and 2008. The common dividend declared in the first quarter 2011 was the company's 426th consecutive dividend since the company's first dividend in the fourth quarter 1904.

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2010, the company purchased and retired 5.4 million shares at a total cost of $250 million under this plan. During 2009 and 2008, there were no purchases of stock under this plan. As of December 31, 2010, the company has purchased 25.9 million shares at a total cost of $1.2 billion. Management has not established a timeline for the buyback of the remaining shares of stock under this plan.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities totaled $6.8 billion at December 31, 2010, $6.1 billion at December 31, 2009 and $3.7 billion at December 31, 2008. The $0.7 billion increase from 2009 to 2010 was primarily due to the company's positive cash flow generated from general business activities. The $2.4 increase from 2008 to 2009 was primarily due to cash proceeds from increased borrowings and cash generated from general business activities.

Off-Balance Sheet Arrangements

Certain Guarantee Contracts

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with acquisitions and divestitures and related business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2010 and 2009 were $100 million. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 million and was included in the indemnifications balance of $100 million at December 31, 2010. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1.4 billion. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates and Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies. At December 31, 2010, the company had directly guaranteed $544 million of such obligations, and $16 million relating to guarantees of obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party. At December 31, 2010 and 2009, a liability of $109 million and $146 million, respectively, was recorded for these obligations, representing the amount of payment/performance risk which the company deems probable. This liability is principally related to obligations of the company's polyester films joint venture which are guaranteed by the company.

Existing guarantees for customers and suppliers arose as part of contractual agreements. Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations. In certain cases, the company has recourse to assets held as collateral as well as personal guarantees from customers and suppliers.

The company has guaranteed certain obligations and liabilities related to a divested subsidiary, Conoco, which has indemnified the company for any liabilities the company may incur pursuant to these guarantees. No material loss is anticipated by reason of such agreements and guarantees. At December 31, 2010 and 2009, the company had no liabilities recorded for these obligations.

Additional information with respect to the company's guarantees is included in Note 19 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Contractual Obligations

Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2010	2011	2012 – 2013	2014 – 2015	2016 and beyond
Long-term debt obligations[1]	$10,137	$4	$1,647	$2,106	$6,380
Expected cumulative cash requirements for interest payments through maturity	3,858	431	803	623	2,001
Capital leases[1]	5	1	-	1	3
Operating leases	982	227	357	219	179
Purchase obligations[2]
Information technology infrastructure & services	246	114	116	16	-
Raw material obligations	282	125	106	40	11
Utility obligations	241	99	67	22	53
INVISTA-related obligations[3]	1,537	124	284	329	800
Human resource services	72	36	36	-	-
Other[4]	23	18	5	-	-
Total purchase obligations	2,401	516	614	407	864
Other liabilities[1,5]
Workers' compensation	83	14	36	15	18
Asset retirement obligations	59	2	3	19	35
Environmental remediation	407	90	154	83	80
Legal settlements	87	85	2	-	-
License agreement[6]	413	90	174	149	-
Other[7]	147	34	24	25	64
Total other long-term liabilities	1,196	315	393	291	197
Total contractual obligations[8]	$18,579	$1,494	$3,814	$3,647	$9,624

1
Included in the Consolidated Financial Statements.

2
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3
Primarily represents raw material supply obligations.

4
Primarily represents obligations associated with distribution, health care/benefit administration, research and development and other professional and consulting contracts.

5
Pension and other long-term employee benefit obligations have been excluded from the table as they are discussed below within Long-Term Employee Benefits.

6
Represents remaining expected payments under a license agreement between Pioneer and Monsanto.

7
Primarily represents employee-related benefits other than pensions and other long-term employee benefits.

8
Due to uncertainty regarding the completion of tax audits and possible outcomes, the estimate of obligations related to unrecognized tax benefits cannot be made. See Note 5 to the Consolidated Financial Statements for additional detail.

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

In 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Such employees hired in the U.S. after December 31, 2006 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans but receive benefits in the defined contribution plans.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company made a voluntary contribution of $500 million in 2010 to its principal U.S. pension plan. No contributions are required or currently anticipated to be made to the principal U.S. pension plan in 2011. Contributions beyond 2011 are not determinable since the amount of any contribution is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.

Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $782 million to its pension plans in 2010 and anticipates that it will make approximately $305 million in contributions in 2011 to pension plans other than the principal U.S. pension plan.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $321 million, $323 million and $326 million for 2010, 2009 and 2008, respectively. This amount is expected to be about $320 million in 2011. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

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

(Dollars in millions)	2010	2009	2008
Defined benefit plan charges (benefits)	$557	$155	$(362)
Defined contribution plan charges	254	245	250	[1]
Other long-term employee benefit plan charges	219	220	181
Net amount	$1,030	$620	$69

1
Includes an accrual of $16 million for company match and contribution based on compensation paid in 2009 for 2008 service.

The above (benefits) charges for pension and other long-term employee benefits are determined as of the beginning of each year. The increases in pension expense in 2010 and 2009 primarily related to decreases in the market-related value of the assets in the principal U.S. pension plan. See "Long-Term Employee Benefits" under the Critical Accounting Estimates section beginning on page 22 of this report for additional information on determining annual expense for the principal U.S. pension plan.

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 21 to the Consolidated Financial Statements). For 2011, long-term employee benefits expense is expected to increase by about $60 million, primarily due to lower discount rates.

Other Employee-Related Benefits

In October 2009, the company announced revisions to its vacation benefits policy covering all U.S. employees. Effective December 31, 2010, entitled vacation for the following year will no longer vest at the end of each preceding year. In addition, vacation will be earned monthly and accrued on the first day of each calendar month during the year beginning in 2011. These revisions to the company's vacation benefits policy provided a one-time benefit of $148 million in 2010.

Environmental Matters

The company operates global manufacturing, product handling and distribution facilities that are subject to a broad array of environmental laws and regulations. Such rules are subject to change by the implementing governmental agency, and the company monitors these changes closely. Company policy requires that all operations fully meet or exceed legal and regulatory requirements. In addition, the company implements voluntary programs to reduce air emissions, minimize the generation of hazardous waste, decrease the volume of water use and discharges, increase the efficiency of energy use and reduce the generation of persistent, bioaccumulative and toxic materials. Management has noted a global upward trend in the amount and complexity of proposed chemicals regulation. The costs to comply with complex environmental laws and regulations, as well as internal voluntary programs and goals, are significant and will continue to be significant for the foreseeable future.

Environmental Operating Costs

As a result of its operations, the company incurs costs for pollution abatement activities including waste collection and disposal, installation and maintenance of air pollution controls and wastewater treatment, emissions testing and monitoring, and obtaining permits. The company also incurs costs related to environmental related research and development activities including environmental field and treatment studies as well as toxicity and degradation testing to evaluate the environmental impact of products and raw materials. Related to these activities, the company incurred environmental operating costs of $501 million, $483 million and $525 million in 2010, 2009 and 2008, respectively.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Expenditures

RCRA, which extensively regulates the treatment, storage and disposal of hazardous waste, requires that permitted facilities undertake an assessment of environmental contamination. If conditions warrant, companies may be required to remediate contamination caused by prior operations. In contrast to CERCLA, the costs of the RCRA corrective action program are typically borne solely by the company. The company anticipates that significant ongoing expenditures for RCRA remediation activities may be required over the next two decades. Annual expenditures for the near term, however, are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly. The company's expenditures associated with RCRA and similar remediation activities were $52 million, $49 million and $51 million in 2010, 2009 and 2008, respectively.

From time to time, the company receives requests for information or notices of potential liability from EPA and state environmental agencies alleging that the company is a PRP under CERCLA or similar state statutes. CERCLA is often referred to as the Superfund and requires companies to undertake certain investigative and research activities at sites where it conducts or once conducted operations or where company generated waste has been disposed. The company has also, on occasion, been engaged in cost recovery litigation initiated by those agencies or by private parties. These requests, notices and lawsuits assert potential liability for remediation costs at various sites that typically are not company owned, but allegedly contain wastes attributable to the company's past operations.

As of December 31, 2010, the company has been notified of potential liability under CERCLA or state laws at about 405 sites around the U.S., with active remediation under way at approximately 160 of these sites. In addition, the company has resolved its liability at approximately 170 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at 10 new sites during 2010 compared with three and five similar notices in 2009 and 2008, respectively. The company's expenditures associated with CERCLA and similar state remediation activities were approximately $21 million, $18 million and $17 million in 2010, 2009 and 2008, respectively.

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

Total payments for previously accrued remediation activities under RCRA, CERCLA and similar state and global laws were $82 million, $72 million and $81 million in 2010, 2009 and 2008, respectively.

Remediation Accruals

At December 31, 2010, the Consolidated Balance Sheets included an accrued liability of $407 million related to activities under RCRA, CERCLA and similar state and global laws compared to $396 million at December 31, 2009. Considerable uncertainty exists with respect to environmental remediation costs, particularly those related to RCRA, and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2010. Of the $407 million accrued liability, approximately nine percent was reserved for non-U.S. facilities. Approximately 68 percent of the reserve balance was attributable to RCRA and similar remediation liabilities, while about 23 percent was attributable to CERCLA liabilities. Increases to remediation accruals were $93 million, $89 million and $103 million for 2010, 2009 and 2008, respectively. Based on existing facts and circumstances, management does not believe that a material loss, in excess of amounts accrued, related to remediation activities at any individual site or location is reasonably possible.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Changes in the remediation accruals balance at December 31, 2010, 2009 and 2008 are summarized below:

(Dollars in millions)
Balance at December 31, 2008	$379
Remediation Payments	(72)
Increase in Accrual	89
Balance at December 31, 2009	$396
Remediation Payments	(82)
Increase in Accrual	93
Balance at December 31, 2010	$407

Pre-Tax Environmental Expenses

Pre-tax environmental expenses charged to current operations in 2010, 2009 and 2008 are summarized below:

	At December 31,
(Dollars in millions)	2010	2009	2008
Environmental Operating Costs	$501	$483	$525
Increase in Remediation Accruals	93	89	103
	$594	$572	$628

About 75 percent of total pre-tax environmental expenses charged to current operations in 2010 resulted from operations in the U.S. Total pre-tax environmental expenses charged to operations in 2010 increased $22 million versus 2009 due primarily to increased environmental research activities. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations.

Environmental Capital Expenditures

In 2010, the company spent approximately $75 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $100 million in 2011. In the U.S., significant capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding future estimates for capital expenditures. Total CAA capital costs over the next two years are currently estimated to range from $40 million to $70 million.

Climate Change

The company believes that climate change is an important global issue that will present risks and opportunities to business and society at large. Since the early 1990s when the company began taking action to reduce greenhouse gas emissions, the company has achieved major global reductions in emissions. Voluntary emissions reductions implemented by the company and other companies are valuable but alone will not be sufficient to effectively address a problem of this scale. The company is actively engaged in the effort to develop constructive public policies to reduce greenhouse gas emissions and encourage lower carbon forms of energy.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change entered into force in February 2005 and, while not ratified by the U.S., has spurred policy action by many other countries and regions around the world, including the European Union. Considerable international attention is now focused on development of a post-2012 international policy framework to guide international action to address climate change when the Kyoto

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

At the national and regional level, there are existing efforts to address climate change. Several of the company's facilities in the European Union are regulated under the EU Emissions Trading Scheme. In other countries, including the U.S., policy debate continues. The current unsettled policy environment in the U.S. adds an element of uncertainty to business decisions particularly those relating to long-term capital investments. If in the absence of federal legislation, states were to implement programs mandating greenhouse gas (GHG) emissions reductions, the company, its suppliers and customers could be competitively disadvantaged by the added administrative costs and burden of complying with a variety of state-specific requirements.

A 2007 U.S. Supreme Court ruling directed EPA to determine whether carbon dioxide endangers human health and, if so, to take steps to regulate it under the CAA. In December 2009, EPA made a determination that carbon dioxide emissions endanger human health and the environment requiring EPA to pursue regulation of carbon dioxide emissions under the CAA. In 2010, EPA launched a phased in scheme to regulate GHG emissions under CAA regulations known as the Prevention of Significant Deterioration (PSD) rules. The PSD rules require that Best Available Control Technology (BACT) be installed on major new or modified sources of GHG emissions. BACT controls for GHG emissions can require very large capital investments. EPA has not provided final guidance regarding BACT requirements. In addition, EPA in 2010 put in place operating permit requirements for major new or modified sources of GHG emissions. EPA will not require permits for smaller sources until 2016 or later. Both Congressional and litigation efforts are underway to delay or remove EPA's authority to regulate GHG emissions and to enforce GHG reporting and permitting regulations.

This type of GHG emissions regulation by EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal, market-based cap and trade program. Differences in regional or national legislation could present challenges in a global marketplace highlighting the need for coordinated global policy action.

In the fourth quarter 2009, EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule which requires reporting of GHG emissions in the United States beginning in 2010. The rule requires suppliers of fossil fuels or industrial greenhouse gases, manufacturers of vehicles and engines, and facilities that emit 25,000 metric tons or more per year of GHG emissions to submit annual reports to EPA. The company has approximately 25 sites that have a stake in one or more of the covered gases, including several at which emissions monitoring equipment must be installed. Costs incurred in 2010 to comply with the rule were not material to the company. Based on the current state of rulemaking related to this rule, management does not expect future costs to comply with the rule will be material to the company's operations and consolidated financial position.

The company assesses the potential risks that climate change could present, and looks for opportunities to make its overall portfolio less energy and emissions intensive. The company weighs energy use when investments or divestitures are considered. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy.

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

In December 2006, the European Union adopted a new regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals. This regulatory framework known as REACH entered into force on June 1, 2007. One of its main objectives is the protection of human health and the environment. REACH requires manufacturers and importers to gather information on the properties of their substances that meet certain volume or toxicological criteria and register the information in a central database to be maintained by the European Chemicals Agency. The Regulation also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. Complete registrations containing extensive data on the characteristics of the chemical will be required in three phases, depending on production usage or tonnage imported per year, and the toxicological criteria of the chemical. The first registrations for substances that were preregistered in 2008 were required in 2010; subsequent registrations are due in 2013 and 2018. New substances that will be manufactured or imported need to be registered prior to being placed on the market (also known as non-phase-in substances). The company successfully completed the 2010 registrations and is working on the non-phase-in registrations. By June 1, 2011, companies must notify the European Chemicals Agency of products containing above 0.1 percent of substances of very high concern on the candidate list for authorization. There are now 46 such substances and the notice process may create pressure for substitution away from these substances. By June 1, 2013, the Commission will review whether substances with endocrine disruptive properties should be authorized if safer alternatives exist. Management does not expect that the costs to comply with REACH will be material to its operations and consolidated financial position.

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

In June 2008, DHS notified those facilities that were preliminarily determined to be covered by the Rule's security requirements. DuPont facilities that were preliminarily determined to be covered conducted and submitted security vulnerability assessments to DHS. Based on its review of these assessments, DHS made final determinations as to which facilities were covered and the risk-base tier into which each falls. These facilities are submitting site security plans to DHS. Once DHS has reviewed and provided preliminary approval of the plans, it will meet with facilities before providing final approval. DuPont has already devoted substantial effort and resources in assessing security vulnerabilities and taking steps to reinforce security at its chemical manufacturing facilities. Until each facility develops and receives DHS approval for its site security plan, specific requirements cannot be determined and considerable uncertainty exists regarding estimates for future capital expenditures. However, based on guidance issued by DHS regarding its risk-based performance standards, it is expected that new security measures will need to be implemented

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

at the regulated facilities and that total capital costs to implement such measures over the next 5 years will be about $50 million.

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

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2005, EPA issued a draft risk assessment on PFOA stating that the cancer data for PFOA may be best described as "suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential" under EPA's Guidelines for Carcinogen Risk Assessment. At EPA's request, the Science Advisory Board (SAB) reviewed and commented on the scientific soundness of this assessment. In its May 2006 report, the SAB set forth the view, based on laboratory studies in rats, that the human carcinogenic potential of PFOA is more consistent with the Guidelines' descriptor of "likely to be carcinogenic." However, the report stated that additional data should be considered before EPA finalizes its risk assessment of PFOA. EPA has acknowledged that it will consider additional data, including new research and testing, and has indicated that another SAB review will be sought after EPA makes its risk assessment. DuPont disputes the cancer classification recommended in the SAB report. Although EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.

DuPont respects EPA's position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address EPA's questions. In January 2006, DuPont pledged its commitment to EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. In October 2010, (for the year 2009), DuPont reported to EPA that it had achieved about a 99 percent reduction of PFOA emissions in U.S. manufacturing facilities. The company achieved about a 98 percent reduction in global manufacturing emissions, exceeding EPA's 2010 objective. In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. To achieve this goal, DuPont developed PFOA replacement technology and is converting customers to fluoropolymer resins and dispersions manufactured using the replacement technology. In addition since 2008, DuPont has been introducing its next generation fluorotelomers products and converting customers to their use.

In the fourth quarter 2009, EPA announced the start of a comprehensive approach to enhancing EPA's current chemicals management program under TSCA. As part of this enhancement, EPA released four Existing Chemical

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

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

In January 2009, EPA issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In February 2007, NJDEP identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard. During the first quarter 2009, NJDEP began the process to establish a permanent Maximum Contaminant Level (MCL) for PFOA in drinking water. The process is estimated to take 1 to 2 years. While NJDEP will continue sampling and evaluation of data from all sources, it has not recommended a change in consumption patterns.

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

There have not been any regulatory or government actions that prohibit the production or use of PFOA. However, there can be no assurance that there will not be in the future. Products currently manufactured by the company representing approximately $1 billion of 2010 revenues could be affected by any such regulation or prohibition. DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 19 to the Consolidated Financial Statements).

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

The company hedges certain foreign currency-denominated revenues, monetary assets and liabilities, certain business-specific foreign currency exposures and certain energy and agricultural feedstock purchases.

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

The company's sales are not materially dependent on a single customer or small group of customers. As of December 31, 2010, no one individual customer balance represented more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

The following table summarizes the impacts of this program on the company's results of operations for the years ended December 31, 2010, 2009 and 2008, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts.

(Dollars in millions)	2010	2009	2008
Pre-tax exchange loss	$(13)	$(205)	$(255)
Tax (expense) benefit	(71)	91	83
After-tax loss	$(84)	$(114)	$(172)

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

The company contracts with independent growers to produce finished seed inventory. Under these contracts, growers are compensated with bushel equivalents that are marketed to the company for the market price of grain during the

Part II

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued

contract period. Derivative instruments having a high correlation to the underlying commodity are used to hedge the commodity price risk involved in compensating growers.

The company utilizes derivatives to manage the price volatility of soybean meal. These derivative instruments have a high correlation to the underlying commodity exposure and are deemed effective in offsetting soybean meal feedstock price risk.

Additional details on these and other financial instruments are set forth in Note 23 to the Consolidated Financial Statements.

Sensitivity Analysis

The following table illustrates the fair values of outstanding derivative contracts at December 31, 2010 and 2009, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2010 and 2009. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency and energy derivative sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2010	2009	2010	2009
Interest rate swaps	$40	$-	$(51)	$(60)
Foreign currency contracts	53	97	(697)	(752)
Energy feedstocks	(72)	(101)	(79)	(119)

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

Part II

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

As of December 31, 2010, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2010 (see page F-2).

The company continues to take appropriate steps to enhance the reliability of its internal control over financial reporting. Management has identified areas for improvement and discussed them with the company's Audit Committee and independent registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

The company owns and operates a surface mine near Starke, Florida. The Mine Safety and Health Administration proposed and DuPont paid total penalties of one thousand six hundred and fifty-eight dollars for all citations issued in 2010, including two violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Mine Safety and Health Act of 1977. No citations were received in the fourth quarter 2010.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, "Election of Directors." The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company's 2010 Proxy Statement for the Annual Meeting of Stockholders held on April 28, 2010. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in the Proxy section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and as set forth below.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company's website at www.dupont.com by clicking on Investor Center and then Corporate Governance. Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant

The following is a list, as of February 8, 2011, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	55	2006
Other Executive Officers:
James C. Borel	55	2004
Executive Vice President
Thomas M. Connelly, Jr.	58	2000
Executive Vice President and Chief Innovation Officer
Nicholas C. Fanandakis	54	2009
Executive Vice President and Chief Financial Officer
Thomas L. Sager	60	2008
Senior Vice President and General Counsel
Mark P. Vergnano	53	2009
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

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

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

Nicholas C. Fanandakis joined DuPont in 1979 as an accounting and business analyst. Since then, Mr. Fanandakis served in a variety of plant, marketing, and product management and business director roles. Mr. Fanandakis served as Vice President and General Manager—DuPont Chemical Solutions Enterprise from 2003 until February 2007 when he was named Vice President—Corporate Plans. In January 2008, Mr. Fanandakis was named Group Vice President—DuPont Applied BioSciences. In November 2009, he was named Senior Vice President and Chief Financial Officer. In August 2010, he was named Executive Vice President and Chief Financial Officer.

Thomas L. Sager joined DuPont in 1976 as an attorney in the labor and security group. In 1998, he was named Chief Litigation Counsel and assumed oversight responsibility for all company litigation matters. He was named Vice President and Assistant General Counsel in 1999. In July 2008, he was appointed Senior Vice President and General Counsel.

Mark P. Vergnano joined DuPont in 1980 as a process engineer. He has had several assignments in manufacturing, technology, marketing, sales and business strategy. He has held assignments in various DuPont locations including Geneva, Switzerland. In February 2003 he was named Vice President and General Manager—Nonwovens and Vice President and General Manager—Surfaces and Building Innovations in October 2005. In June 2006, he was named Group Vice President of DuPont Safety & Protection. In October 2009, Mr. Vergnano was appointed Executive Vice President with responsibility for DuPont Protection Technologies, Building Innovations, Sustainable Solutions, Chemicals & Fluoroproducts, Titanium Technologies and Electronics & Communications. He also leads the company's sustainability, safety, communications, and sales and marketing functions.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections "Compensation Discussion and Analysis," "2010 Summary Compensation Table," " 2010 Grants of Plan-Based Awards," "Outstanding Equity Awards," "2010 Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination or Change in Control," and "Directors' Compensation." Information related to the Compensation Committee is included within the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

Part III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

Securities authorized for issuance under equity compensation plans as of December 31, 2010

(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	58,797	[1]	$37.71	22,529
Equity compensation plans not approved by security holders	10,335	[4]	$44.47	—	[5]
Total	69,132		$38.82	22,529
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

3
Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the Equity and Incentive Plan approved by the shareholders on April 25, 2007 (see Note 22 to the company's Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (the "Share Limit") shall be 60,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 20,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four shares for every one share actually issued in connection with such award. (For example, if 22,000 shares of restricted stock are granted under the Equity and Incentive Plan, 28,000 shall be charged against the Share Limit in connection with that award.)

4
Includes 9 deferred stock units resulting from base salary and short-term incentive ("STIP") deferrals under the Management Deferred Compensation Plan ("MDCP"). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange. This column also includes the following: (i) options totaling 9,811 granted under the company's 2002 Corporate Sharing Program (see Note 22 to the Consolidated Financial Statements); and (ii) 515 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada.

5
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

Part III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to the company's policy and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled "Review and Approval of Transactions with Related Persons." Information with respect to director independence is incorporated by reference herein to the Proxy and is included in the sections entitled "DuPont Board of Directors—Corporate Governance Guidelines," "Guidelines for Determining the Independence of DuPont Directors," "Committees of the Board" and "Committee Membership."

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

2.
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

(Dollars in millions)

Year Ended December 31,	2010	2009	2008
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$322	$238	$261
Additions charged to cost and expenses	75	112	41
Deductions from reserves	(71)	(28)	(64)
Balance at end of period	$326	$322	$238
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,759	$1,693	$1,424
Net (benefits) charges to income tax expense	(19)	55	(43)
Additions charged to other comprehensive income (loss)	—	—	328
Currency translation	(74)	11	(16)
Balance at end of period	$1,666	$1,759	$1,693

The following should be read in conjunction with the previously referenced Consolidated Financial Statements:

Financial Statement Schedules listed under SEC rules but not included in this report are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto incorporated by reference.

Condensed financial information of the parent company is omitted because restricted net assets of consolidated subsidiaries do not exceed 25 percent of consolidated net assets. Footnote disclosure of restrictions on the ability of subsidiaries and affiliates to transfer funds is omitted because the restricted net assets of subsidiaries combined with the company's equity in the undistributed earnings of affiliated companies does not exceed 25 percent of consolidated net assets at December 31, 2010.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

  3.
  Exhibits

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description
3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company's Annual Report on Form 10-K for the year ended December 31, 2007).
3.2	Company's Bylaws, as last amended effective November 1, 2009 (incorporated by reference to Exhibit 3.2 to the company's Annual Report on Form 10-K for the year ended December 31, 2009).
4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.
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
10.7*	Form of Award Terms under the company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2009).
10.8*
Company's Retirement Savings Restoration Plan, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2008).
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
10.11*
Company's Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended May 12, 2010 (incorporated by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2010).

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

Exhibit Number	Description
10.12*	Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.15 to the company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.13
Announcement Agreement dated January 9, 2011, among Danisco A/S, the company and Denmark Holding ApS. (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on January 12, 2011.) The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.
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

February 8, 2011
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ NICHOLAS C. FANANDAKIS Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E. J. KULLMAN E. J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2011
/s/ S. W. BODMAN S. W. Bodman	Director	February 8, 2011
/s/ R. H. BROWN R. H. Brown	Director	February 8, 2011
/s/ R. A. BROWN R. A. Brown	Director	February 8, 2011
/s/ B. P. COLLOMB B. P. Collomb	Director	February 8, 2011
/s/ C. J. CRAWFORD C. J. Crawford	Director	February 8, 2011
/s/ A. M. CUTLER A. M. Cutler	Director	February 8, 2011
/s/ J. T. DILLON J. T. Dillon	Director	February 8, 2011
/s/ E. I. DU PONT, II E. I. du Pont, II	Director	February 8, 2011
/s/ M. A. HEWSON M. A. Hewson	Director	February 8, 2011
/s/ L. D. JULIBER L. D. Juliber	Director	February 8, 2011
/s/ W. K. REILLY W. K. Reilly	Director	February 8, 2011

E.I. du Pont de Nemours and Company

Index to the Consolidated Financial Statements

Management's Reports on Responsibility for Financial Statements and
Internal Control over Financial Reporting

Management's Report on Responsibility for Financial Statements

Management is responsible for the Consolidated Financial Statements and the other financial information contained in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and are considered by management to present fairly the company's financial position, results of operations and cash flows. The financial statements include some amounts that are based on management's best estimates and judgments. The financial statements have been audited by the company's independent registered public accounting firm, PricewaterhouseCoopers LLP. The purpose of their audit is to express an opinion as to whether the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the company's financial position, results of operations and cash flows in conformity with GAAP. Their report is presented on the following page.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2010, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2010, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer

February 8, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2011

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2010	2009	2008
Net sales	$31,505	$26,109	$30,529
Other income, net	1,228	1,219	1,307
Total	32,733	27,328	31,836
Cost of goods sold and other operating charges	23,146	19,708	23,548
Selling, general and administrative expenses	3,669	3,440	3,593
Research and development expense	1,651	1,378	1,393
Interest expense	590	408	376
Employee separation/asset related charges, net	(34)	210	535
Total	29,022	25,144	29,445
Income before income taxes	3,711	2,184	2,391
Provision for income taxes	659	415	381
Net income	3,052	1,769	2,010
Less: Net income attributable to noncontrolling interests	21	14	3
Net income attributable to DuPont	$3,031	$1,755	$2,007
Basic earnings per share of common stock	$3.32	$1.93	$2.21
Diluted earnings per share of common stock	$3.28	$1.92	$2.20

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2010	2009
Assets
Current assets
Cash and cash equivalents	$4,263	$4,021
Marketable securities	2,538	2,116
Accounts and notes receivable, net	5,635	5,030
Inventories	5,967	5,380
Prepaid expenses	122	129
Deferred income taxes	534	612
Total current assets	19,059	17,288
Property, plant and equipment	29,967	28,915
Less: Accumulated depreciation	18,628	17,821
Net property, plant and equipment	11,339	11,094
Goodwill	2,617	2,137
Other intangible assets	2,704	2,552
Investment in affiliates	1,041	1,014
Other assets	3,650	4,100
Total	$40,410	$38,185
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$4,360	$3,542
Short-term borrowings and capital lease obligations	133	1,506
Income taxes	225	154
Other accrued liabilities	4,671	4,188
Total current liabilities	9,389	9,390
Long-term borrowings and capital lease obligations	10,137	9,528
Other liabilities	11,026	11,490
Deferred income taxes	115	126
Total liabilities	30,667	30,534
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2010 and 2009:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized;
Issued at December 31, 2010 – 1,004,351,000; 2009 – 990,855,000	301	297
Additional paid-in capital	9,227	8,469
Reinvested earnings	12,030	10,710
Accumulated other comprehensive loss	(5,790)	(5,771)
Common stock held in treasury, at cost
(Shares: December 31, 2010 and 2009 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	9,278	7,215
Noncontrolling interests	465	436
Total equity	9,743	7,651
Total	$40,410	$38,185

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumu- lated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Stock- holders' Equity	Compre- hensive Income
2008
Balance January 1, 2008	$237	$296	$8,179	$9,945	$(794)	$(6,727)	$442	$11,578
Net income				2,007			3	2,010	$2,010
Cumulative translation adjustment					(120)		(1)	(121)	(121)
Net revaluation and clearance of cash flow hedges to earnings					(199)		(2)	(201)	(201)
Pension benefit plans					(4,122)		(8)	(4,130)	(4,130)
Other benefit plans					(272)			(272)	(272)
Net unrealized loss on securities					(11)			(11)	(11)
Total comprehensive loss									$(2,725)
Common dividends ($1.64 per share)				(1,486)			(7)	(1,493)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		1	201					202
Balance December 31, 2008	$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427	$7,552
2009
Acquisition of a majority interest in a consolidated subsidiary							1	1
Purchase of subsidiary shares from noncontrolling interest							(1)	(1)
Net income				1,755			14	1,769	$1,769
Cumulative translation adjustment					89			89	89
Net revaluation and clearance of cash flow hedges to earnings					93		2	95	95
Pension benefit plans					(333)		(4)	(337)	(337)
Other benefit plans					(106)			(106)	(106)
Net unrealized gain on securities					4			4	4
Total comprehensive income									$1,514
Common dividends ($1.64 per share)				(1,491)			(3)	(1,494)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans			89					89
Balance December 31, 2009	$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436	$7,651
2010
Acquisition of a majority interest in a consolidated subsidiary							9	9
Net income				3,031			21	3,052	$3,052
Cumulative translation adjustment					(6)			(6)	(6)
Net revaluation and clearance of cash flow hedges to earnings					34		3	37	37
Pension benefit plans					(65)		(1)	(66)	(66)
Other benefit plans					17			17	17
Net unrealized gain on securities					1			1	1
Total comprehensive income									$3,035
Common dividends ($1.64 per share)				(1,500)			(3)	(1,503)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		6	805					811
Repurchased						(250)		(250)
Retired		(2)	(47)	(201)		250		—
Balance December 31, 2010	$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465	$9,743

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2010	2009	2008
Operating activities
Net income	$3,052	$1,769	$2,010
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,204	1,251	1,169
Amortization of intangible assets	176	252	275
Other noncash charges and credits – net	809	976	814
Contributions to pension plans	(782)	(306)	(252)
(Increase) decrease in operating assets:
Accounts and notes receivable	(481)	69	488
Inventories and other operating assets	(512)	481	(663)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	1,010	(115)	(515)
Accrued interest and income taxes	83	364	(197)
Cash provided by operating activities	4,559	4,741	3,129
Investing activities
Purchases of property, plant and equipment	(1,508)	(1,308)	(1,978)
Investments in affiliates	(100)	(124)	(55)
Payments for businesses – net of cash acquired	(637)	(13)	(144)
Proceeds from sale of assets – net of cash sold	195	91	50
Net (increase) decrease in short-term financial instruments	(457)	(2,016)	40
Forward exchange contract settlements	176	(927)	508
Other investing activities – net	(108)	(1)	(31)
Cash used for investing activities	(2,439)	(4,298)	(1,610)
Financing activities
Dividends paid to stockholders	(1,501)	(1,492)	(1,496)
Net increase (decrease) in short-term (less than 90 days) borrowings	20	(317)	(891)
Long-term and other borrowings:
Receipts	2,061	3,685	3,527
Payments	(2,859)	(1,977)	(547)
Repurchase of common stock	(250)	—	—
Proceeds from exercise of stock options	708	1	94
Proceeds from termination of interest rate swap	—	—	226
Other financing activities – net	(8)	3	(35)
Cash (used for) provided by financing activities	(1,829)	(97)	878
Effect of exchange rate changes on cash	(49)	30	(57)
Increase in cash and cash equivalents	242	376	2,340
Cash and cash equivalents at beginning of year	4,021	3,645	1,305
Cash and cash equivalents at end of year	$4,263	$4,021	$3,645
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$623	$403	$336
Taxes	416	63	609

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

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. At December 31, 2010, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company. The company is also involved with other entities that are VIEs for which the company is not currently the primary beneficiary. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2010, the assets and liabilities of the other VIEs were not material to the Consolidated Financial Statements of the company. The company's share of the net income (loss) of these VIEs is included in other income, net, in the Consolidated Income Statements and is not material.

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

Revenue Recognition

The company recognizes revenue when the earnings process is complete. The company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Substantially all product sales are sold FOB (free on board) shipping point or, with respect to non-U.S. customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold and other operating charges in the Consolidated Income Statements. Taxes on revenue-producing transactions are excluded from net sales.

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

Licensing and royalty income is recognized in accordance with agreed upon terms, when performance obligations are satisfied, the amount is fixed or determinable and collectability is reasonably assured.

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

Investments in Securities

Marketable securities represent investments in fixed and floating rate financial instruments with maturities greater than three months and up to twelve months at time of purchase. They are classified as held-to-maturity and recorded at amortized cost. The carrying value approximates fair value due to the short-term nature of the investments.

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

Property, Plant and Equipment

Property, plant and equipment is carried at cost and is depreciated using the straight-line method. Property, plant and equipment placed in service prior to 1995 is depreciated under the sum-of-the-years' digits method or other substantially similar methods. Substantially all equipment and buildings are depreciated over useful lives ranging from 15 to 25 years. Capitalizable costs associated with computer software for internal use are amortized on a straight-line basis over 5 to 7 years. When assets are surrendered, retired, sold or otherwise disposed of, their gross carrying values and related accumulated depreciation are removed from the accounts and included in determining gain or loss on such disposals.

Maintenance and repairs are charged to operations; replacements and improvements are capitalized.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. The company's fair value methodology is based on prices of similar assets or other valuation methodologies including present value techniques. Impairment losses are included in cost of goods sold and other operating charges.

Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 5 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment of Long-Lived Assets

The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from the asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.

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

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses, net, under other income, net. Income tax related penalties are included in the provision for income taxes.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 23 for additional discussion regarding the company's objectives and strategies for derivative instruments.

Reclassifications

Certain reclassifications of prior years' data have been made to conform to 2010 classifications.

2.  OTHER INCOME, NET

	2010	2009	2008
Cozaar®/Hyzaar® income	$483	$1,032	$1,019
Royalty income	146	127	111
Interest income	93	91	138
Equity in earnings of affiliates, excluding exchange gains/losses[1]	179	86	117
Net gains on sales of assets	127	63	40
Net exchange gains (losses)[1]	(13)	(205)	(255)
Miscellaneous income and expenses, net[2]	213	25	137
	$1,228	$1,219	$1,307
1
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are partially offset by the associated tax impact. Exchange gains (losses) related to earnings of affiliates was $(2), $13 and $(36) for 2010, 2009 and 2008, respectively.

2
Miscellaneous income and expenses, net, includes interest items, insurance recoveries, litigation settlements, and other items.

3.  INTEREST EXPENSE

	2010	2009	2008
Interest incurred	$628	$455	$425
Interest capitalized	(38)	(47)	(49)
	$590	$408	$376

Interest expense increased in 2010 as a result of the $179 pre-tax charge on the early extinguishment of debt in the fourth quarter 2010 (see Note 17).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

4.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET

At December 31, 2010, total liabilities relating to prior restructuring activities were $63.

2009 Restructuring Program

In the second quarter 2009, in response to the global economic recession, the company committed to an initiative to address the steep and extended downturn in motor vehicle and construction markets, and the extension of the downturn into industrial markets. The plan was designed to restructure asset and fixed cost bases in order to improve long-term competitiveness, simplify business processes, and maximize pre-tax operating income. The plan included the elimination of about 2,000 positions by severance principally located in the United States of America (U.S.). As a result, a charge of $340 was recorded in employee separation/asset related charges, net, which pertains to the following financial statement line items; cost of goods sold and other operating charges – 60 percent, selling, general and administrative expenses – 30 percent, and research and development expense – 10 percent. This charge includes $212 of severance and related benefits costs, $24 of other non-personnel charges and $104 of asset related charges, including $77 for asset shut downs and write-offs, $11 for asset impairments and $16 for accelerated depreciation.

The 2009 restructuring program charge of $340 reduced segment earnings as follows: Electronics & Communications – $43; Performance Chemicals – $66; Performance Coatings – $65; Performance Materials – $110; Safety & Protection – $55; and Other – $1.

In the fourth quarter 2009, the company recorded a net reduction of $30 in the estimated costs associated with the 2009 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and work force reductions through non-severance programs. The net reduction of $30 impacted segment earnings for the twelve months ended December 31, 2009 as follows: Electronics & Communications – $6; Performance Chemicals – $9; Performance Coatings – $(11); Performance Materials – $23; Safety & Protection – $8; and Other – $(5).

In the fourth quarter 2010, the company recorded a net reduction of $20 in the estimated costs associated with the 2009 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and work force reductions through non-severance programs. The net reduction of $20 impacted segment earnings for the twelve months ended December 31, 2010 as follows: Electronics & Communications – $8; Performance Chemicals – $10; Performance Coatings – $(16); Performance Materials – $13; and Safety & Protection – $5.

There were $81 of employee separation cash payments related to the 2009 restructuring program during 2010. The actions related to the 2009 restructuring program were substantially completed by the end of 2010 with payments continuing into 2011, primarily in Europe.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the 2009 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-personnel Charges[1]	Total
Net charges to income in 2009	$104	$212	$24	$340
Charges to accounts
Payments	-	(33)	-	(33)
Net translation adjustment	-	1	-	1
Net credits to income	-	(30)	-	(30)
Asset write-offs and adjustments	(104)	-	-	(104)
Balance at December 31, 2009	$-	$150	$24	$174
Payments	-	(81)	(20)	(101)
Net translation adjustment	-	(6)	-	(6)
Net credits to income	-	(17)	(3)	(20)
Balance at December 31, 2010	$-	$46	$1	$47
1
Other non-personnel charges consist of contractual obligation costs.

2008 Restructuring Program

During 2008, in response to the challenging economic environment, the company initiated a global restructuring program to reduce costs and improve profitability across its businesses. The program included the elimination of approximately 2,500 positions principally located in Western Europe and the U.S. primarily supporting the motor vehicle and construction markets. As a result, a charge of $535 was recorded in employee separation / asset related charges, net, which pertains to the cost of goods sold and other operating charges financial statement line item. This charge included $287 related to employee severance costs, $18 of other non-personnel charges, and $230 of asset related charges, including $111 for asset shut-downs and $119 for asset impairments.

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

In the fourth quarter 2010, the company recorded a net reduction of $14 in the estimated costs associated with the 2008 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and work force reductions through non-severance programs. The net reduction of $14 impacted segment earnings for the twelve months ended December 31, 2010 as follows: Performance Coatings – $10; and Performance Materials – $3; and Other – $1.

There were $78 of employee separation cash payments related to the 2008 restructuring program during 2010. The program and payments related to the 2008 restructuring program were substantially completed as of December 31, 2010.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the 2008 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-personnel Charges[1]	Total
Net charges to income in 2008	$230	$287	$18	$535
Charges to accounts
Net translation adjustment	-	19	1	20
Asset write-offs	(230)	-	(2)	(232)
Other	-	3	-	3
Balance at December 31, 2008	$-	$309	$17	$326
Payments	-	(110)	(9)	(119)
Net translation adjustment	-	6	1	7
Net credits to income	-	(100)	-	(100)
Balance at December 31, 2009	$-	$105	$9	$114
Payments	-	(78)	(5)	(83)
Net translation adjustment	-	(6)	-	(6)
Net credits to income	-	(11)	(3)	(14)
Balance at December 31, 2010	$-	$10	$1	$11
1
Other non-personnel charges consist of contractual obligation costs.

5.  PROVISION FOR INCOME TAXES

	2010	2009	2008
Current tax expense (benefit):
U.S. federal	$(109)	$23	$14
U.S. state and local	-	(9)	(3)
International	454	328	327
Total current tax expense	345	342	338
Deferred tax expense (benefit):
U.S. federal	245	57	210
U.S. state and local	3	1	-
International	66	15	(167)
Total deferred tax expense	314	73	43
Provision for income taxes	$659	$415	$381

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The significant components of deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010		2009
	Asset	Liability	Asset	Liability
Depreciation	$-	$1,614	$-	$1,515
Accrued employee benefits	3,731	81	3,899	98
Other accrued expenses	928	369	1,029	366
Inventories	273	154	197	148
Unrealized exchange gains	34	-	5	-
Tax loss/tax credit carryforwards/backs	2,680	-	3,023	-
Investment in subsidiaries and affiliates	41	279	45	275
Amortization of intangibles	53	636	80	558
Other	314	144	291	152
Valuation allowance	(1,666)	-	(1,759)	-
	$6,388	$3,277	$6,810	$3,112
Net deferred tax asset	$3,111		$3,698

Deferred taxes are presented in the Consolidated Balance Sheets as of December 31, 2010 and 2009 as follows:

	Location on the Balance Sheet	2010	2009
Current deferred tax asset	Deferred income taxes	$534	$612
Non-current deferred tax asset[1]	Other assets	2,772	3,240
Current deferred tax liability	Income taxes	(80)	(28)
Non-current deferred tax liability	Deferred income taxes	(115)	(126)
Net deferred tax asset		$3,111	$3,698
1
See Note 13.

An analysis of the company's effective income tax rate (EITR) follows:

	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	0.2	(2.6)	(0.2)
Domestic operations	(2.0)	(1.4)	(2.8)
Lower effective tax rates on international operations-net	(13.6)	(11.8)	(14.3)
Tax settlements	(1.8)	(0.2)	(1.8)
	17.8%	19.0%	15.9%
1
Principally reflects the impact of non-taxable exchange gains and losses resulting from remeasurement of foreign currency-denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 23 under the heading Foreign Currency Risk.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income before income taxes for U.S. and international operations was as follows:

	2010	2009	2008
United States (including exports)	$949	$171	$992
International	2,762	2,013	1,399
	$3,711	$2,184	$2,391

The increase in U.S. pre-tax earnings from 2009 to 2010 is primarily driven by two factors, the results of the company's hedging program combined with the improvement in the U.S. economy. In 2009, the U.S. recorded $485 of exchange losses associated with the hedging program. However, in 2010, the program resulted in the company recording $117 of exchange gains. This swing in the exchange gains and losses year over year combined with the underlying recovery in the U.S. economy accounts for the increase in the U.S. earnings per the chart above. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains (losses), etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 23 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2010, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,379. Of this amount, $1,205 has no expiration date, $38 expires after 2010 but before the end of 2015 and $136 expires after 2015.

At December 31, 2010, unremitted earnings of subsidiaries outside the U.S. totaling $12,631 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that changes to the company's global unrecognized tax benefits could be significant, however, due to the uncertainty regarding the timing of completion of audits and possible outcomes, a current estimate of the range of increases or decreases that may occur within the next twelve months cannot be made.

The company and/or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

non-U.S. income tax examinations by tax authorities for years before 1999. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
Total Unrecognized Tax Benefits as of January 1	$739	$677	$825
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(155)	(60)	(49)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	169	68	51
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	51	42	59
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(90)	(9)	(157)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	(24)	(10)	(14)
Exchange gain (loss)	3	31	(38)
Total Unrecognized Tax Benefits as of December 31	$693	$739	$677
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$545	$566	$467
Total amount of interest and penalties recognized in the Consolidated Income Statement	$(70)	$12	$7
Total amount of interest and penalties recognized in the Consolidated Balance Sheet	$99	$125	$115

6.  EARNINGS PER SHARE OF COMMON STOCK

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2010	2009	2008
Numerator:
Net income attributable to DuPont	$3,031	$1,755	$2,007
Preferred dividends	(10)	(10)	(10)
Net income available to common stockholders	$3,021	$1,745	$1,997
Denominator:
Weighted-average number of common shares outstanding – Basic	908,860,000	904,395,000	902,415,000
Dilutive effect of the company's employee compensation plans and accelerated share repurchase agreement	12,795,000	4,317,000	4,956,000
Weighted average number of common shares outstanding – Diluted	921,655,000	908,712,000	907,371,000

The weighted-average number of common shares outstanding in 2010 increased as a result of the issuance of new shares from the company's equity compensation plans, partially offset by the company's repurchase and retirement of its common stock (see Note 20). The weighted-average number of common shares outstanding in 2009 increased as a result of the issuance of new shares from the company's equity compensation plans.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2010	2009	2008
Average number of stock options	45,508,000	72,899,000	40,831,000

The change in the average number of stock options that were antidilutive in 2010 and 2009 was primarily due to changes in the company's average stock price.

7.  FAIR VALUE MEASUREMENTS

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy. See Note 21 for a schedule of pension assets measured at fair value on a recurring basis. At December 31, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$153	$-	$153
Available-for-sale securities	17	17	-
	$170	$17	$153
Financial liabilities
Derivatives	$132	$-	$132

At December 31, 2009, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$128	$-	$128
Available-for-sale securities	27	27	-
	$155	$27	$128
Financial liabilities
Derivatives	$132	$-	$132

Refer to Note 23 for further discussions regarding the company's derivative instruments.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

8.  ACCOUNTS AND NOTES RECEIVABLE

December 31,	2010	2009
Accounts receivable – trade[1]	$4,124	$3,795
Notes receivable – trade[1,2]	219	137
Other[3]	1,292	1,098
	$5,635	$5,030
1
Accounts and notes receivable – trade are net of allowances of $326 in 2010 and $322 in 2009. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customer's accounts.

2
Notes receivable – trade primarily consists of receivables within the Agriculture & Nutrition segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2010 and 2009, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3
Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value and include amounts due from equity affiliates of $51 and $35 for 2010 and 2009, respectively.

9.  INVENTORIES

December 31,	2010	2009
Finished products	$3,191	$2,893
Semifinished products	2,564	2,231
Raw materials, stores and supplies	855	872
	6,610	5,996
Adjustment of inventories to a LIFO basis	(643)	(616)
	$5,967	$5,380

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding seeds, stores and supplies, inventories valued under the LIFO method comprised 78 percent and 79 percent of consolidated inventories before LIFO adjustment for the periods ended December 31, 2010 and 2009, respectively. Seed inventories of $2,581 and $2,380 at December 31, 2010 and 2009, respectively, were valued under the FIFO method. Stores and supplies inventories of $248 and $239 at December 31, 2010 and 2009, respectively, were valued under the average cost method.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

10.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2010	2009
Buildings	$4,492	$4,460
Equipment	23,384	22,809
Land	544	520
Construction	1,547	1,126
	$29,967	$28,915

Property, plant and equipment includes gross assets acquired under capital leases of $30 and $36 at December 31, 2010 and 2009, respectively. Related amounts included in accumulated depreciation were $21 and $24 at December 31, 2010 and 2009, respectively.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009, by reportable segment:

	Balance as of December 31, 2010	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2009	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2008
Agriculture & Nutrition	$652	$176	$476	$10	$466
Electronics & Communications	117	(2)	119	(1)	120
Performance Chemicals	185	2	183	(1)	184
Performance Coatings	809	-	809	-	809
Performance Materials	410	(3)	413	(7)	420
Safety & Protection	444	307	137	1	136
Total	$2,617	$480	$2,137	$2	$2,135

Changes in goodwill in 2010 primarily related to acquisitions in the Agriculture & Nutrition and Safety & Protection segments. Changes in goodwill in 2009 resulted from acquisition accounting refinements and other acquisitions and divestitures. In 2010 and 2009, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets

The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2010			December 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)[1]
Purchased and licensed technology	$1,557	$(765)	$792	$1,622	$(716)	$906
Patents	118	(44)	74	169	(57)	112
Trademarks	57	(22)	35	62	(22)	40
Other[2]	918	(323)	595	642	(302)	340
	2,650	(1,154)	1,496	2,495	(1,097)	1,398
Intangible assets not subject to amortization (Indefinite-lived)
Trademarks/tradenames	233	-	233	179	-	179
Pioneer germplasm[3]	975	-	975	975	-	975
	1,208	-	1,208	1,154	-	1,154
	$3,858	$(1,154)	$2,704	$3,649	$(1,097)	$2,552

1
Changes in the gross carrying amount of intangible assets subject to amortization in 2010 primarily related to acquisitions in the Agriculture & Nutrition and Safety & Protection segments, which were partially offset by the write-off of fully amortized definite-lived intangible assets in the Agriculture & Nutrition segment.
2
Primarily consists of sales and grower networks, customer lists, marketing and manufacturing alliances and noncompetition agreements.
3
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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $176, $252 and $275 for 2010, 2009 and 2008, respectively. The estimated aggregate pre-tax amortization expense for 2011, 2012, 2013, 2014 and 2015 is $215, $213, $213, $202 and $170, respectively, which are primarily reported in cost of goods sold and other operating charges.

12.  SUMMARIZED FINANCIAL INFORMATION FOR AFFILIATED COMPANIES

Summarized combined financial information for affiliated companies for which the equity method of accounting is used (see Note 1) is shown on a 100 percent basis. The most significant of these affiliates at December 31, 2010, are DuPont Teijin Films, DuPont-Toray Company Ltd. and DuPont-Mitsui, all of which are owned 50 percent by the company. Dividends received from equity affiliates were $103, $49 and $87 in 2010, 2009 and 2008, respectively.

	Year Ended December 31,
Results of operations	2010	2009	2008
Net sales[1]	$4,073	$2,924	$3,064
Earnings before income taxes	543	235	281
Net income	393	210	190
DuPont's equity in (losses) earnings of affiliates:
Partnerships-pre-tax[2]	(12)	(22)	(4)
Corporate joint ventures-after-tax	189	121	85
	$177	$99	$81

1
Includes sales to DuPont of $652, $412 and $390 in 2010, 2009 and 2008, respectively.

2
Income taxes are reflected in the company's provision for income tax.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Financial position at December 31,	2010	2009
Current assets	$1,972	$1,710
Noncurrent assets	1,397	1,416
Total assets	3,369	3,126
Short-term borrowings[1]	381	375
Other current liabilities	841	768
Long-term borrowings[1]	144	178
Other long-term liabilities	119	111
Total liabilities	1,485	1,432
DuPont's investment in affiliates (includes advances)	$1,041	$1,014

1
The company's pro rata interest in total borrowings was $236 in 2010 and $253 in 2009, of which $45 in 2010 and $32 in 2009 were guaranteed by the company. These amounts are included in the guarantees disclosed in Note 19.

13.  OTHER ASSETS

December 31,	2010	2009
Long-term investments in securities	$104	$112
Deferred income taxes (Note 5)	2,772	3,240
Miscellaneous	774	748
	$3,650	$4,100

Included within long-term investments in securities are securities for which market values are not readily available (cost investments) and securities classified as available-for-sale. The company's cost investments totaled $87 and $85 at December 31, 2010 and 2009, respectively. The company's available for sale securities totaled $17 and $27 at December 31, 2010 and 2009, respectively.

14.  ACCOUNTS PAYABLE

December 31,	2010	2009
Trade payables	$3,795	$3,020
Payables to banks	61	54
Miscellaneous	504	468
	$4,360	$3,542

Trade payables includes $119 in 2010 and $71 for 2009 due to equity affiliates. Payables to banks represent checks issued on certain disbursement accounts but not presented to the banks for payment. The reported amounts shown above approximate fair value because of the short-term maturity of these obligations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

15.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2010	2009
Commercial paper	$-	$444
Other loans-various currencies	128	80
Long-term debt payable within one year	4	981
Capital lease obligations	1	1
	$133	$1,506

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $130 and $1,500 at December 31, 2010 and 2009, respectively.

Unused bank credit lines were approximately $2,600 at December 31, 2010 and 2009. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were approximately $424 and $350 at December 31, 2010 and 2009, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2010 and 2009 was 5.4 and 0.6 percent, respectively. The increase in the interest rate reflects the reduction in commercial paper and the maturity of long-term debt in 2010, which both had low interest rates in 2009.

16.  OTHER ACCRUED LIABILITIES

December 31,	2010	2009
Compensation and other employee-related costs	$978	$885
Deferred revenue	1,700	1,174
Employee benefits (Note 21)	443	456
Discounts and rebates	332	302
Derivative instruments	132	71
Miscellaneous	1,086	1,300
	$4,671	$4,188

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

17.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2010	2009
U.S. dollar:
Industrial development bonds due 2026, 2029[1]	$-	$50
Medium-term notes due 2013 – 2041[2]	420	426
4.125% notes due 2010[3,4]	-	911
4.75% notes due 2012	400	400
5.00% notes due 2013	250	749
5.00% notes due 2013	746	744
5.875% notes due 2014	170	996
4.875% notes due 2014	498	498
3.25% notes due 2015[4]	1,038	986
4.75% notes due 2015	399	399
1.95% notes due 2016	495	-
5.25% notes due 2016	599	598
6.00% notes due 2018[5]	1,425	1,445
5.75% notes due 2019	498	498
4.625% notes due 2020	996	996
3.625% notes due 2021	999	-
6.50% debentures due 2028	299	299
5.60% notes due 2036	395	395
4.90% notes due 2041	493	-
Other loans (average interest rate of 2.0 percent)[3]	9	37
Foreign currency denominated loans:
Euro loans (average interest rate of 2.3 percent)[3]	2	3
Other loans (various currencies)[3]	6	72
	10,137	10,502
Less short-term portion of long-term debt	4	981
	10,133	9,521
Capital lease obligations	4	7
Total	$10,137	$9,528

1
Average interest rates on fixed rate industrial development bonds at December 31, 2009 were 6.0 percent.

2
Average interest rates on medium-term notes at December 31, 2010 and 2009, were 3.4 percent and 3.3 percent, respectively.

3
Includes long-term debt due within one year.

4
At December 31, 2010 and 2009, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000 and $1,900, respectively. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR. The fair value of outstanding swaps was an asset of $40 and $0 at December 31, 2010 and 2009, respectively.

5
During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85 percent.

In 2010, the company issued $500 of 1.95% Senior Notes due January 15, 2016, $1,000 of 3.625% Senior Notes due January 15, 2021 and $500 of 4.90% Senior Notes due January 15, 2041. The company elected to use a portion of the net proceeds to redeem $500 of its 5.00% Senior Notes due January 15, 2013 and $830 of its 5.875% Senior Notes due January 15, 2014. The partial redemption of the outstanding 5.00% and 5.875% Senior Notes resulted in a $179 pre-tax charge on the early extinguishment of debt. In addition, $900 of 4.125% Senior Notes matured in April 2010.

Maturities of long-term borrowings are $408, $1,239, $668 and $1,438 for the years 2012, 2013, 2014 and 2015, respectively, and $6,380 thereafter.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities was $10,800 and $10,100 at December 31, 2010 and 2009, respectively.

18.  OTHER LIABILITIES

December 31,	2010	2009
Employee benefits:
Accrued other long-term benefit costs (Note 21)	$3,670	$3,791
Accrued pension benefit costs (Note 21)	5,401	5,514
Accrued environmental remediation costs	317	326
Miscellaneous	1,638	1,859
	$11,026	$11,490

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications. The company's product warranty liability as of December 31, 2010 and 2009 was $20 and $17, respectively. Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2010 and 2009 were $100. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $100 at December 31, 2010. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies. At December 31, 2010, the company had directly guaranteed $544 of such obligations, and $16 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At December 31, 2010 and 2009, a liability of $109 and $146, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company's polyester films joint venture, which are guaranteed by the company.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 45 percent of the $288 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2010:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$189	$99	$288
Obligations for other affiliated companies[2]:
Bank borrowings (terms up to 1 year)	211	—	211
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	6	16	22
Revenue bonds (terms up to 5 years)	—	23	23
Total obligations for customers, suppliers, other affiliated companies, and equity affiliates	406	138	544
Obligations for divested subsidiaries[3]:
Conoco (terms up to 16 years)	—	16	16
Total obligations for divested subsidiaries	—	16	16
	$406	$154	$560

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

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $227, $197, $160, $123 and $96 for the years 2011, 2012, 2013, 2014 and 2015, respectively, and $179 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $6. Net rental expense under operating leases was $268, $302 and $320 in 2010, 2009 and 2008, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Asset Retirement Obligations

The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $59 and $56 at December 31, 2010 and 2009, respectively.

Litigation

PFOA

DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2010, DuPont has accruals of $18 related to the PFOA matters discussed below.

Leach v DuPont

In August 2001, a class action, captioned Leach v DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District. The complaint alleged that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water. The relief sought included damages for medical monitoring, diminution of property values and punitive damages plus injunctive relief to stop releases of PFOA. DuPont and attorneys for the class reached a settlement agreement in 2004 and as a result, the company established accruals of $108 in 2004. The settlement binds a class of approximately 80,000 residents. As defined by the court, the class includes those individuals who have consumed, for at least one year, water containing 0.05 parts per billion (ppb) or greater of PFOA from any of six designated public water sources or from sole source private wells.

In July 2005, the company paid the plaintiffs' attorneys' fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project. The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease. The company expects the independent science panel to complete these health studies between 2009 and year-end 2011 at a total estimated cost of $32. In addition, the company is providing state-of-the art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment. All of the water treatment systems are operating.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims. If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims. If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing. In this event, plaintiffs would retain their right to pursue personal injury claims. All other claims in the lawsuit would remain dismissed by the settlement. DuPont believes that it is remote that the panel will find a probable link. Therefore, at December 31, 2010, the company has not established any accruals related to medical monitoring or personal injury claims. However, there can be no assurance as to what the independent science panel will conclude.

Civil Actions: Drinking Water

At December 31, 2010, there were four additional actions pending brought by or on behalf of water district customers in New Jersey, Ohio and West Virginia. The cases generally claim PFOA contamination of drinking water and seek a variety of relief including compensatory and punitive damages, testing, treatment, remediation and monitoring. In addition, the two New Jersey class actions and the Ohio action, brought by the LHWA, claim "imminent and substantial endangerment to health and or the environment" under the Resource Conservation and Recovery Act (RCRA). In December 2010, the company reached an agreement in principle to settle the two New Jersey class actions subject to court approval. Approval was denied and the parties are considering revised settlement terms for potential resubmission to the court. If a revised settlement is not reached and approved, litigation will resume. Discovery has just

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

begun in the Ohio class action. In the West Virginia class action, the court entered judgment for DuPont in the first quarter 2010. Plaintiffs' appeal of the matter was heard by the Fourth Circuit Court of Appeals in late January 2011.

DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

Environmental Actions

Of the total accrual, $4 is to fund DuPont's obligations under agreements with the U. S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection. In 2005, the company and EPA entered an agreement settling allegations that DuPont failed to comply with technical reporting requirements under the Toxic Substances Control Act and RCRA. Under the settlement, DuPont paid a fine of $10.25 and is undertaking two Supplemental Environmental Projects. In 2009, EPA and DuPont entered a Consent Order under the Safe Drinking Water Act which obligates DuPont to survey, sample and test drinking water in and around the company's Washington Works site. If tests indicate the presence of PFOA in drinking water at the national Provisional Health Advisory for PFOA of 0.40 ppb or greater, the company will offer treatment or an alternative supply of drinking water.

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

At December 31, 2010, there were nine cases in Florida courts alleging that Benlate® caused crop damage. At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400. A $56 judgment was rendered against the company, but was reduced to $24 on DuPont's motion. In the fourth quarter 2009, on DuPont's motion, the judgment was reversed, vacated and the cases were remanded to be tried separately or in small related groups. Plaintiffs sought appellate review of the decision. In December 2010, the appellate court upheld the decision to try the cases separately. The appellate court also affirmed dismissal of the verdicts for seven of the twenty-seven fern growers on grounds that their claims were barred by the statute of limitations. Plaintiffs are seeking review by the Florida Supreme Court. One other crop case is scheduled for trial in June 2011. On January 19, 2011, the court entered an order in five of the remaining crop cases striking DuPont's pleadings. The order essentially enters judgment against DuPont as to liability. DuPont will appeal, but cannot do so until a damages trial results in a monetary judgment against it.

Two cases alleging damage to shrimping operations were resolved in a single binding arbitration during the fourth quarter 2010. The arbiter awarded plaintiffs a total of $19 in compensatory damages plus attorneys' fees and expenses. DuPont paid the compensatory damages in December 2010 and will pay $8.5 in attorneys' fees and expenses.

In January 2009, a case was filed in Florida state court claiming that plaintiff's exposure to Benlate® allegedly contaminated with other fungicides and herbicides, caused plaintiff's kidney cancer and pancreatic and brain tumors. The case was tried to a verdict in September 2010 in federal court, to which it had been removed on DuPont's motion, and the jury unanimously rejected allegations that exposure to Benlate® caused plaintiff's diseases. In December 2010, the court denied plaintiff's post trial motions. Plaintiff has appealed.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct. The company continues to defend itself in ongoing matters. As of December 31, 2010, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining twelve cases. At December 31, 2010, the company has accruals of about $9 related to Benlate®. The company does not expect losses in excess of the accruals, if any, to be material.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action captioned Perrine v DuPont, against DuPont that seeks relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also seeks medical monitoring for an undetermined number of residents in the class area. The smelter was owned and operated by at least three companies between 1910 and 2001, including DuPont between 1928 and 1950. DuPont performed remedial measures at the request of EPA in the late 1990s and in 2001 repurchased the site to facilitate and complete the remediation. The fall 2007 trial was conducted in four phases: liability, medical monitoring, property and punitive damages. The jury found against DuPont in all four phases awarding $55.5 for property remediation and $196.2 in punitive damages. In post trial motions, the court adopted the plaintiffs' forty-year medical monitoring plan estimated by plaintiffs to cost $130 and granted plaintiffs' attorneys legal fees of $127 plus $8 in expenses based on and included in the total jury award. DuPont appealed to the West Virginia Supreme Court (the Court) seeking review of a number of issues. The Court issued its decision on March 26, 2010, affirming in part and reversing in part the trial court's decision.

The Court conditionally affirmed the verdict, but reduced punitive damages to $97.7. The Court reversed the trial court's order granting summary judgment to the adult plaintiffs on the issue of statute of limitations and ordered a new jury trial on the sole issue of when the plaintiffs possessed requisite knowledge to trigger the running of the statute.

In November 2010, plaintiffs and DuPont reached an agreement to settle this matter for $70. In addition, the agreement requires DuPont to fund a medical monitoring program. The initial set-up costs associated with the program are included in the $70. The company will reassess its liability related to funding the medical monitoring program as eligible members of the class elect to participate and enroll in the program. Enrollment in the program is expected to be complete in the third quarter 2011. As of December 31, 2010, the company has recorded accruals of $70 related this matter.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2010, the Condensed Consolidated Balance Sheets included a liability of $407, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of December 31, 2010.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

20. STOCKHOLDERS' EQUITY

The company's Board of Directors authorized a $2,000 share buyback plan in June 2001. During 2010, the company purchased and retired 5.4 million shares at a total cost of $250 under this plan. During 2009 and 2008, there were no purchases of stock under this plan. As of December 31, 2010, the company has purchased 25.9 million shares at a total cost of $1,212. Management has not established a timeline for the buyback of the remaining stock under this plan.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2010, 2009 and 2008:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2008	986,330,000	(87,041,000)
Issued	3,085,000	-
Balance December 31, 2008	989,415,000	(87,041,000)
Issued	1,440,000	-
Balance December 31, 2009	990,855,000	(87,041,000)
Issued	18,891,000	-
Repurchased	-	(5,395,000)
Retired	(5,395,000)	5,395,000
Balance December 31, 2010	1,004,351,000	(87,041,000)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Pre-tax	Tax	After-tax
2010
Cumulative translation adjustment	$(6)	$-	$(6)
Net revaluation and clearance of cash flow hedges to earnings	54	(20)	34
Pension benefits (Note 21)	(111)	46	(65)
Other benefits (Note 21)	47	(30)	17
Net unrealized gains on securities	2	(1)	1
Other comprehensive income attributable to noncontrolling interest	2	-	2
Other comprehensive loss attributable to DuPont	$(12)	$(5)	$(17)
2009
Cumulative translation adjustment	$89	$-	$89
Net revaluation and clearance of cash flow hedges to earnings	145	(52)	93
Pension benefits (Note 21)	(485)	152	(333)
Other benefits (Note 21)	(162)	56	(106)
Net unrealized gains on securities	6	(2)	4
Other comprehensive loss attributable to noncontrolling interest	(2)	-	(2)
Other comprehensive loss attributable to DuPont	$(409)	$154	$(255)
2008
Cumulative translation adjustment	$(120)	$-	$(120)
Net revaluation and clearance of cash flow hedges to earnings	(312)	113	(199)
Pension benefits (Note 21)	(6,326)	2,204	(4,122)
Other benefits (Note 21)	(423)	151	(272)
Net unrealized losses on securities	(16)	5	(11)
Other comprehensive loss attributable to noncontrolling interest	(11)	-	(11)
Other comprehensive loss attributable to DuPont	$(7,208)	$2,473	$(4,735)

Tax benefit (expense) recorded in Stockholders' Equity was $12, $144 and $2,476 for the years 2010, 2009 and 2008, respectively. Included in these amounts were tax (expense) benefits of $17, $(10) and $3 for the years 2010, 2009 and 2008, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income (loss) as shown in the table above.

Balances of related after-tax components comprising accumulated other comprehensive loss are summarized below:

December 31,	2010	2009	2008
Cumulative translation adjustment	$213	$219	$130
Net revaluation and clearance of cash flow hedges to earnings	(31)	(65)	(158)
Net unrealized gain (loss) on securities	2	1	(3)
Pension benefits
Net losses	(5,950)	(5,873)	(5,527)
Net prior service cost	(82)	(94)	(107)
Other benefits
Net losses	(577)	(551)	(511)
Net prior service benefit	635	592	658
	$(5,790)	$(5,771)	$(5,518)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.  LONG-TERM EMPLOYEE BENEFITS

The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

In 2006, the company announced major changes to the pension and defined contribution benefits that cover the majority of its U.S. employees. Such employees hired in the U.S. after December 31, 2006 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans but receive benefits in the defined contribution plans.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits		Other Benefits
Obligations and Funded Status at December 31,	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$22,770	$21,506	$4,132	$4,072
Service cost	207	192	29	31
Interest cost	1,262	1,270	238	245
Plan participants' contributions	18	17	114	138
Actuarial loss	1,218	1,392	96	111
Benefits paid	(1,584)	(1,608)	(435)	(461)
Amendments	—	—	(189)[1]	(4)
Net effects of acquisitions/divestitures	33	1	4	—
Benefit obligation at end of year	$23,924	$22,770	$3,989	$4,132
Change in plan assets
Fair value of plan assets at beginning of year	$17,143	$16,209	$—	$—
Actual gain on plan assets	2,015	2,219	—	—
Employer contributions	782	306	321	323
Plan participants' contributions	18	17	114	138
Benefits paid	(1,584)	(1,608)	(435)	(461)
Net effects of acquisitions/divestitures	29	—	—	—
Fair value of plan assets at end of year	$18,403	$17,143	$—	$—
Funded status
U.S. plans with plan assets	$(3,408)	$(3,594)	$—	$—
Non-U.S. plans with plan assets	(652)	(543)	—	—
All other plans	(1,461)[2]	(1,490)[2]	(3,989)	(4,132)
Total	$(5,521)	$(5,627)	$(3,989)	$(4,132)
Amounts recognized in the Consolidated Balance Sheet consist of:
Other assets (Note 13)	4	2	—	—
Other accrued liabilities (Note 16)	(124)	(115)	(319)	(341)
Other liabilities (Note 18)	(5,401)	(5,514)	(3,670)	(3,791)
Net amount recognized	$(5,521)	$(5,627)	$(3,989)	$(4,132)
1
Change is primarily due to an amendment in 2010 to the company's U.S. parent company retiree medical plan to take advantage of a 50 percent discount from brand name drug manufacturers in the "coverage gap" portion of the Medicare Part D plan. The plan amendment has no effect on current or future retirees' coverage.

2
Includes pension plans maintained around the world where funding is not customary.

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009
Net loss	$(9,032)	$(8,904)	$(889)	$(853)
Prior service (cost) benefit	(114)	(130)	994	911
	$(9,146)	$(9,034)	$105	$58

The accumulated benefit obligation for all pension plans was $22,165 and $21,042 at December 31, 2010 and 2009, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Information for pension plans with projected benefit obligation in excess of plan assets	2010	2009
Projected benefit obligation	$23,707	$22,688
Accumulated benefit obligation	21,962	20,971
Fair value of plan assets	18,183	17,059

Information for pension plans with accumulated benefit obligations in excess of plan assets	2010	2009
Projected benefit obligation	$23,481	$21,276
Accumulated benefit obligation	21,807	19,709
Fair value of plan assets	18,017	15,763

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2010	2009	2008
Net periodic benefit (credit) cost
Service cost	$207	$192	$209
Interest cost	1,262	1,270	1,286
Expected return on plan assets	(1,435)	(1,603)	(1,932)
Amortization of loss	507	278	56
Amortization of prior service cost	16	18	18
Curtailment/settlement loss	—	—	1
Net periodic benefit (credit) cost	$557	$155	$(362)
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	634	781	6,397
Amortization of loss	(507)	(278)	(56)
Prior service cost	—	—	4
Amortization of prior service cost	(16)	(18)	(18)
Curtailment/settlement loss	—	—	(1)
Total recognized in other comprehensive income	$111	$485	$6,326
Total recognized in net periodic benefit cost and other comprehensive income	$668	$640	$5,964

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $612 and $16, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost and amounts recognized in other comprehensive income	2010	2009	2008
Net periodic benefit cost
Service cost	$29	$31	$29
Interest cost	238	245	226
Amortization of loss	58	50	32
Amortization of prior service benefit	(106)	(106)	(106)
Net periodic benefit cost	$219	$220	$181
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$94	$110	$349
Amortization of loss	(58)	(50)	(32)
Prior service cost	(189)	(4)	-
Amortization of prior service benefit	106	106	106
Total recognized in other comprehensive income	$(47)	$162	$423
Total recognized in net periodic benefit cost and other comprehensive income	$172	$382	$604

The estimated pre-tax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $60 and $(122), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2010	2009	2010	2009
Discount rate	5.32%	5.80%	5.50%	6.00%
Rate of compensation increase	4.24%	4.24%	4.50%	4.50%

	Pension Benefits				Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2010	2009	2008	2010	2009	2008
Discount rate	5.80%	6.14%	6.01%	6.00%	6.25%	6.25%
Expected return on plan assets	8.64%	8.75%	8.74%	-	-	-
Rate of compensation increase	4.24%	4.30%	4.28%	4.50%	4.50%	4.50%

For determining U.S. plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 6.00 percent, 9.00 percent and 4.50 percent for 2010, 6.25 percent, 9.00 percent and 4.50 percent for 2009 and 6.25 percent, 9.00 percent and 4.50 percent for 2008.

The company utilizes published long-term high quality corporate bond indices to determine the discount rate at measurement date. Where commonly available, the company considers indices of various durations to reflect the timing of future benefit payments.

The long-term rate of return on assets in the U.S. was selected from within the reasonable range of rates determined by historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term rate of return on plan assets in the U.S. reflects the asset allocation of the plan and the

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

effect of the company's active management of the plans' assets. For non-U.S. plans, assumptions reflect economic assumptions applicable to each country.

Assumed health care cost trend rates at December 31,	2010	2009
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$6	$(5)
Increase (decrease) on post-retirement benefit obligation	72	(76)

Plan Assets

All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset liability modeling. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a portion of non-U.S. plan assets are managed by investment professionals employed by the company. The remaining assets are managed by professional investment firms unrelated to the company. The company's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by senior management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives." Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plan is summarized as follows:

Target allocation for plan assets at December 31,	2010	2009
U.S. equity securities	30%	30%
Non-U.S. equity securities	22%	22%
Fixed income securities	29%	31%
Private market securities	12%	10%
Real estate	7%	7%
Total	100%	100%

Equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S fixed income securities. Other investments include real estate and private market securities such as interests in private equity and venture capital partnerships.

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

The table below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2010 and 2009, respectively.

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,603	$2,535	$68	$-
U.S. equity securities[1]	4,016	3,964	32	20
Non-U.S. equity securities	3,663	3,602	61	-
Debt – government issued	1,514	195	1,319	-
Debt – corporate issued	1,813	151	1,628	34
Debt – asset-backed	970	43	923	4
Private market securities	2,931	-	-	2,931
Real estate	1,049	118	-	931
Derivatives – asset position	95	6	89	-
Derivatives – liability position	(75)	(1)	(74)	-
Other	1	1	-	-
	$18,580	$10,614	$4,046	$3,920
Pension trust receivables[2]	471
Pension trust payables[3]	(648)
Total	$18,403

	Fair Value Measurements at December 31, 2009
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,789	$2,734	$55	$-
U.S. equity securities[1]	3,735	3,720	11	4
Non-U.S. equity securities	3,672	3,661	11	-
Debt – government issued	1,487	112	1,375	-
Debt – corporate issued	1,985	284	1,650	51
Debt – asset-backed	919	-	911	8
Private market securities	1,998	18	-	1,980
Real estate	970	84	1	885
Derivatives – asset position	46	1	45	-
Derivatives – liability position	(38)	-	(38)	-
Other	30	11	19	-
	$17,593	$10,625	$4,040	$2,928
Pension trust receivables[2]	752
Pension trust payables[3]	(1,202)
Total	$17,143

1
The company's pension plans directly held $498 (3 percent of total plan assets) and $336 (2 percent of total plan assets) of DuPont common stock at December 31, 2010 and 2009, respectively.

2
Primarily receivables for investment securities sold.

3
Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2010 and 2009:

	Level 3 Assets
	Total	U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Private Market Securities	Real Estate
Beginning balance at December 31, 2008	$3,431	$12	$127	$13	$3,166	$113
Realized gain (loss)	24	-	(1)	1	24	-
Change in unrealized gain (loss)	(606)	(8)	(32)	-	(428)	(138)
Purchases, sales and settlements	92	-	(34)	(2)	(782)	910
Transfers out of Level 3	(13)	-	(9)	(4)	-	-
Ending balance at December 31, 2009	$2,928	$4	$51	$8	$1,980	$885
Realized gain (loss)	(9)	-	(53)	5	39	-
Change in unrealized gain (loss)	206	3	48	(5)	229	(69)
Purchases, sales and settlements	884	13	(11)	(4)	683	203
Transfers out of Level 3	(89)	-	(1)	-	-	(88)
Ending balance at December 31, 2010	$3,920	$20	$34	$4	$2,931	$931

Cash Flow

Contributions

The following table shows the company's pre-tax cash contributions to its pension plans and other long-term employee benefit plans:

	2010	2009	2008
Pension plans	$782	$306	$252
Other long-term employee benefit plans	321	323	326

The company made a voluntary contribution of $500 to its principal U.S. pension plan in the third quarter 2010.             No contributions were required or made to the principal U.S. pension plan trust fund in 2009 and 2008 and no contributions are required or expected to be made to this plan in 2011. The company expects to contribute approximately $305 in 2011 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of approximately $320 in 2011 under its other long-term employee benefit plans.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Estimated Future Benefit Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2011	$1,593	$319
2012	1,528	315
2013	1,521	315
2014	1,527	313
2015	1,544	312
Years 2016-2020	8,002	1,548

Defined Contribution Plan

The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is the U.S. parent company's Retirement Savings Plan (the Plan), which reflects the 2009 merger of the Retirement Savings Plan and the Savings and Investment Plan. This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. The company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

The company's contributions to the U.S. parent company's defined contribution plans were $195, $191 and $189 for the years ended December 31, 2010, 2009 and 2008, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions to other defined contribution plans of $59, $54 and $45 for the years ended December 31, 2010, 2009 and 2008, respectively. The company expects to contribute about $265 to its defined contribution plans in 2011.

22.  COMPENSATION PLANS

The total stock-based compensation cost included in the Consolidated Income Statements was $108, $115 and $112 for 2010, 2009 and 2008, respectively. The income tax benefits related to stock-based compensation arrangements were $36, $38 and $37 for 2010, 2009 and 2008, respectively.

In April 2007, the shareholders approved the DuPont Equity and Incentive Plan (EIP). The EIP consolidated several of the company's existing compensation plans (the Stock Performance Plan, Variable Compensation Plan, and equity awards of the Stock Accumulation and Deferred Compensation Plan for Directors) into one plan providing for equity-based and cash incentive awards to certain employees, directors and consultants. Currently, equity-based compensation awards consist of stock options, time-vested restricted stock units (RSUs), performance-based restricted stock units (PSUs) and stock appreciation rights.

The company satisfies stock option exercises and vesting of RSUs and PSUs with newly issued shares of DuPont common stock. Under the EIP, the maximum number of shares reserved for the grant or settlement of awards is 60 million shares, provided that each share in excess of 20 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 60 million share limit as four shares. At December 31, 2010, approximately 23 million shares were authorized for future grants under the company's EIP. Awards or grants made in 2007, prior to shareholder approval of the EIP, were issued under the company's previously existing compensation plans. Awards outstanding under each of these plans have not been terminated. These awards remain outstanding and are administered under the terms of the applicable existing plan. No further awards will be made under the company's previously existing compensation plans.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options

The purchase price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted in 2009 and 2010 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2010, 2009 and 2008 was $6.44, $2.68 and $5.30, respectively.

	2010	2009	2008
Dividend yield	4.9%	7.0%	3.7%
Volatility	32.44%	27.61%	18.86%
Risk-free interest rate	2.6%	2.5%	2.6%
Expected life (years)	5.3	5.3	4.5

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

Stock option awards as of December 31, 2010, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2009	85,416	$41.06
Granted	6,378	$33.51
Exercised	(18,101)	$39.95
Forfeited	(225)	$30.78
Cancelled	(10,581)	$51.89
Outstanding, December 31, 2010[1]	62,887	$38.83	2.74	$702,445
Exercisable, December 31, 2010	43,252	$42.90	1.68	$308,494
1
Includes 9.8 million options outstanding from the 2002 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50. These options are currently exercisable and expire 10 years from date of grant.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2010, 2009 and 2008 were $109, $0 and $18, respectively. In 2010, the company realized a tax benefit of $35 from options exercised.

As of December 31, 2010, $14 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.71 years.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

RSUs and PSUs

The company issues RSUs that serially vest over a three-year period and, upon vesting, convert one-for-one to DuPont common stock. A retirement eligible employee retains any granted awards upon retirement provided the employee has rendered at least six months of service following the grant date. Additional RSUs are also granted periodically to key senior management employees. These RSUs generally vest over periods ranging from two to five years. The fair value of all stock-settled RSUs is based upon the market price of the underlying common stock as of the grant date.

The company also grants PSUs to senior leadership. In 2010, there were 310,917 PSUs granted. Vesting for PSUs granted in 2008, 2009 and 2010 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs granted in 2010, subject to the TSR metric, was $44.86, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

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

Non-vested awards of RSUs and PSUs as of December 31, 2010 and 2009 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2010, 2009 and 2008 was $34.60, $23.72 and $45.70, respectively. The table also includes Board of Directors' cash-settled RSUs granted prior to 2008.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2009	4,502	$34.56
Granted	1,628	$34.60
Vested	(1,742)	$36.93
Forfeited	(270)	$47.86
Nonvested, December 31, 2010	4,118	$32.27

As of December 31, 2010, there was $25 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.67 years. The total fair value of stock units vested during 2010, 2009 and 2008 was $64, $74 and $60, respectively.

Other Cash-based Awards

Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $233, $141 and $140 for 2010, 2009 and 2008, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include Pioneer's Annual Reward Program and the company's regional and local variable compensation plans. Such awards were $301, $213 and $196 for 2010, 2009 and 2008, respectively.

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

The company hedges foreign currency-denominated revenue and monetary assets and liabilities, certain business specific foreign currency exposures and certain energy feedstock purchases. In addition, the company enters into agricultural commodity derivatives to hedge exposures relevant to agricultural feedstocks.

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

Fair Value Hedges

At December 31, 2010, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments. These swaps allow the

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At December 31, 2010 and 2009, the company had interest rate swap agreements with gross notional amounts of approximately $1,000 and $1,900, respectively.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. At December 31, 2010 and 2009, the company had foreign currency exchange contracts with gross notional amounts of approximately $1,220 and $293, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options. At December 31, 2010 and 2009, the company had energy feedstock and other contracts with gross notional amounts of approximately $151 and $277, respectively.

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

At December 31, 2010 and 2009, the company had agricultural commodity contracts with gross notional amounts of approximately $297 and $332, respectively.

During 2010 and 2009, the company entered into treasury rate contracts to hedge the company's exposure to treasury rates on a portion of planned bond issuances. The contracts were terminated at the time the bonds were issued prior to year end.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2010 and 2009:

	2010			2009
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Beginning balance	$(101)	$36	$(65)	$(246)	$88	$(158)
Additions and revaluations of derivatives designated as cash flow hedges	(36)	14	(22)	(48)	17	(31)
Clearance of hedge results to earnings	90	(34)	56	193	(69)	124
Ending balance	$(47)	$16	$(31)	$(101)	$36	$(65)
Portion of ending balance expected to be reclassified into earnings over the next twelve months	$(69)	$24	$(45)	$(54)	$19	$(35)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Hedges of Net Investment in a Foreign Operation

At December 31, 2010 and 2009, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes. At December 31, 2010 and 2009, the company had forward exchange contracts with gross notional amounts of approximately $7,449 and $7,634, respectively.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At December 31, 2010 and 2009, the company had agricultural commodities contracts with gross notional amounts of approximately $310 and $206, respectively.

Contingent Features

At December 31, 2010 and 2009, the company did not maintain any derivative contracts with credit-risk-related contingent features.

The following tables provide information on the location and amounts of derivative fair values in the Consolidated Balance Sheets and derivative gains and losses in the Consolidated Income Statements:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
December 31,	2010		2009		2010		2009
Derivatives designated as hedging instruments
Interest rate swaps	$—		$12	[1]	$—		$12	[4]
Interest rate swaps	40	[2]	—		—		—
Foreign currency contracts	20	[1]	3	[1]	3	[3]	—
Energy feedstocks	3	[1]	2	[1]	75	[3]	54	[3]
Energy feedstocks	—		—		—		49	[4]
Total derivatives designated as hedging instruments	$63		$17		$78		$115
Derivatives not designated as hedging instruments
Foreign currency contracts	90	[1]	111	[1]	54	[3]	17	[3]
Total derivatives not designated as hedging instruments	$90		$111		$54		$17
Total derivatives	$153		$128		$132		$132
1
Current portion recorded in accounts and notes receivable, net.

2
Long-term portion recorded in other assets.

3
Current portion recorded in other accrued liabilities.

4
Long-term portion recorded in other liabilities.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

	Amount of Gain or (Loss) Recognized in Income of Derivative	Amount of Gain or (Loss) Recognized in Income on Hedged Item	Amount of Gain or (Loss) Recognized in Income of Derivative	Amount of Gain or (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships	2010	2010	2009	2009
Interest rate swaps	$ 40[1]	$ (40)[1]	$ (43)[1]	$ 43[1]
Total	$ 40	$ (40)	$ (43)	$ 43
1
Gain (loss) was recognized in interest expense, which offset to $0.

Cash Flow Hedging

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
2010
Treasury rate contracts	$(3)	$-	$-
Foreign currency contracts	2	(1)[2]	-
Agricultural feedstocks	6	(18)[3]	3 [3]
Energy feedstocks	(41)	(71)[3]	-
Total	$(36)	$(90)	$3

2009
Treasury rate contracts	$4	$-	$-
Foreign currency contracts	(7)	(32)[2]	-
Agricultural feedstocks	13	(44)[3]	(2)[3]
Energy feedstocks	(58)	(117)[3]	-
Total	$(48)	$(193)	$(2)

1
OCI is defined as other comprehensive income (loss).

2
Loss was reclassified from accumulated other comprehensive income into net sales.

3
Loss was recognized in cost of goods sold and other operating charges.

Derivatives not Designated in Hedging Instruments

	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated in Hedging Instruments	2010		2009
Foreign currency contracts	$117	[1]	$(485)[1]
Agricultural feedstocks	(18)[2]		(6)[2]
Total	$99		$(491)

1
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(130) and $280 for 2010 and 2009, respectively.

2
Loss was recognized in cost of goods sold and other operating charges.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24.  GEOGRAPHIC INFORMATION

	2010		2009		2008
	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]
United States	$11,451	$7,835	$9,814	$7,641	$11,091	$7,784
EMEA[3]
Belgium	$298	$139	$240	$146	$350	$157
France	777	102	837	100	1,072	115
Germany	1,939	289	1,645	294	2,220	309
Italy	767	36	684	39	912	28
Luxembourg	67	244	50	243	88	247
Russia	306	7	253	7	359	7
Spain	427	259	389	291	521	297
The Netherlands	264	216	215	220	240	229
United Kingdom	503	116	452	126	605	138
Other	2,769	327	2,400	329	3,119	325
Total EMEA	$8,117	$1,735	$7,165	$1,795	$9,486	$1,852
Asia Pacific
Australia	$236	$9	$178	$8	$255	$9
China/Hong Kong	2,759	494	1,827	427	1,656	309
India	695	81	492	65	485	60
Japan	1,464	102	1,096	97	1,302	102
Korea	614	65	482	74	534	78
Singapore	179	31	135	32	153	42
Taiwan	534	129	362	129	420	132
Thailand	266	3	190	3	236	4
Other	562	69	427	47	442	26
Total Asia Pacific	$7,309	$983	$5,189	$882	$5,483	$762
Latin America
Argentina	$321	$26	$282	$27	$335	$28
Brazil	1,892	317	1,584	316	1,775	300
Mexico	915	215	757	215	843	225
Other	592	58	559	53	609	46
Total Latin America	$3,720	$616	$3,182	$611	$3,562	$599
Canada	$908	$170	$759	$165	$907	$157
Total	$31,505	$11,339	$26,109	$11,094	$30,529	$11,154

1
Net sales are attributed to countries based on the location of the customer.

2
Includes property, plant and equipment less accumulated depreciation.

3
Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

25.  SEGMENT INFORMATION

The company consists of 13 businesses which are aggregated into seven reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture & Nutrition, Electronics & Communications, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection, and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as Applied BioSciences, and nonaligned businesses in Other.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture & Nutrition	Electronics & Communications	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharma- ceuticals	Other	Total
2010
Segment sales	$9,085	$2,764	$6,322	$3,806	$6,287	$3,364	$-	$194	$31,822
Less transfers	(1)	(17)	(216)	(1)	(69)	(12)	-	(1)	(317)
Net sales	9,084	2,747	6,106	3,805	6,218	3,352	-	193	31,505
Pre-tax operating income (loss)	1,355	445	1,081	249	994	454	489	(205)	4,862
Depreciation and amortization	374	94	266	105	205	151	-	4	1,199
Equity in earnings of affiliates	59	26	24	2	77	37	-	(45)	180
Segment net assets	5,877	1,656	3,317	2,047	3,545	2,967	40	235	19,684
Affiliate net assets	291	195	184	16	485	103	-	90	1,364
Purchases of property, plant and equipment	399	260	225	74	190	215	-	11	1,374
2009
Segment sales	$8,287	$1,918	$4,964	$3,429	$4,768	$2,811	$-	$158	$26,335
Less transfers	-	(20)	(145)	(1)	(40)	(11)	-	(9)	(226)
Net sales	8,287	1,898	4,819	3,428	4,728	2,800	-	149	26,109
Pre-tax operating income (loss)	1,224	87	547	69	287	260	1,037	(171)	3,340
Depreciation and amortization	439	88	267	123	249	147	-	4	1,317
Equity in earnings of affiliates	47	1	9	1	37	26	-	(32)	89
Segment net assets	6,212	1,439	3,297	2,018	3,286	2,217	105	172	18,746
Affiliate net assets	312	190	152	15	430	84	39	71	1,293
Purchases of property, plant and equipment	340	237	192	55	122	228	-	5	1,179
2008
Segment sales	$7,952	$2,194	$6,035	$4,361	$6,425	$3,733	$-	$160	$30,860
Less transfers	-	(30)	(229)	(1)	(39)	(14)	-	(18)	(331)
Net sales	7,952	2,164	5,806	4,360	6,386	3,719	-	142	30,529
Pre-tax operating income (loss)	1,087	251	687	(8)	128	661	1,025	(181)	3,650
Depreciation and amortization	460	86	261	111	219	130	-	4	1,271
Equity in earnings of affiliates	25	20	16	1	44	29	-	(18)	117
Segment net assets	6,016	1,389	3,673	2,226	3,595	2,335	201	134	19,569
Affiliate net assets	184	210	137	15	437	96	41	50	1,170
Purchases of property, plant and equipment	376	157	349	91	271	468	-	27	1,739

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income before income taxes	2010	2009	2008
Total segment PTOI	$4,862	$3,340	$3,650
Net exchange (losses) gains, including affiliates	(13)	(205)	(255)
Corporate expenses and net interest	(1,138)	(951)	(1,004)
Income before income taxes	$3,711	$2,184	$2,391

Segment net assets to total assets	2010	2009	2008
Total segment net assets	$19,684	$18,746	$19,569
Corporate assets[1]	11,312	10,975	8,836
Liabilities included in net assets	9,414	8,464	7,804
Total assets	$40,410	$38,185	$36,209

1
Pension assets are included in corporate assets.

Other items	Segment Totals	Adjustments	Consolidated Totals
2010
Depreciation and amortization	$1,199	$181	$1,380
Equity in earnings of affiliates	180	(3)	177
Affiliate net assets	1,364	(323)	1,041
Purchases of property, plant and equipment	1,374	134	1,508
2009
Depreciation and amortization	$1,317	$186	$1,503
Equity in earnings of affiliates	89	10	99
Affiliate net assets	1,293	(279)	1,014
Purchases of property, plant and equipment	1,179	129	1,308
2008
Depreciation and amortization	$1,271	$173	$1,444
Equity in earnings of affiliates	117	(36)	81
Affiliate net assets	1,170	(326)	844
Purchases of property, plant and equipment	1,739	239	1,978

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details

2010 included the following pre-tax benefits (charges):

2010
Agriculture & Nutrition[1]	$(50)
Electronics & Communications[2]	8
Performance Chemicals[2]	10
Performance Coatings[2]	(6)
Performance Materials[2]	16
Safety & Protection[2]	5
Other[2]	1
$(16)

1
Includes a $(50) charge in research and development expense for an upfront payment related to a Pioneer licensing agreement with Syngenta AG for MIR604 (AgrisureTM RW) for corn seed trait technology. Since this payment is being made before regulatory approval is secured by Pioneer, it was charged to research and development expense.

2
Includes a $34 net reduction (increase) in estimated restructuring costs related to the 2008 and 2009 programs impacting the segments as follows: Electronics & Communications – $8; Performance Chemicals – $10; Performance Coatings – $(6); Performance Materials – $16; Safety & Protection – $5; and Other – $1.

2009 included the following pre-tax benefits (charges):

2009
Agriculture & Nutrition[1]	$1
Electronics & Communications1,[2]	(37)
Performance Chemicals1,[2]	(54)
Performance Coatings1,[2]	(15)
Performance Materials1,2,[3]	24
Safety & Protection1,[2]	(45)
Pharmaceuticals[4]	(63)
Other1,[2]	(2)
$(191)

1
Includes a $130 net reduction (increase) in estimated restructuring costs related to the 2008 and 2009 programs impacting the segments as follows: Agriculture & Nutrition – $1; Electronics & Communications – $6; Performance Chemicals – $12; Performance Coatings – $50; Performance Materials – $52; Safety & Protection – $10; and Other – $(1).

2
Includes a $(340) restructuring charge impacting the segments as follows: Electronics & Communications – $(43); Performance Chemicals – $(66); Performance Coatings – $(65); Performance Materials – $(110); Safety & Protection – $(55); and Other – $(1).

3
Includes an $82 benefit from proceeds and adjustments related to hurricanes impacting the Performance Materials segment.

4
Includes $(63) charge to other income, net and reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement with Merck Sharp & Dohme Corp. This adjustment in 2009 is the result of overstatements to other income, net in prior periods which accumulated over the life of the contract. The company determined the impact of this adjustment was not material to the results of operations in 2009 or for prior periods.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2008 included the following pre-tax benefits (charges):

2008
Agriculture & Nutrition[1,2]	$(22)
Electronics & Communications[1]	(37)
Performance Chemicals[1,2]	(56)
Performance Coatings[1]	(209)
Performance Materials[1,2]	(310)
Safety & Protection[1,2]	(97)
Other[1,3]	20
$(711)

1
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

3
Includes a $51 benefit from a litigation settlement.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

26.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,	June 30,		September 30,	December 31,
2010
Net sales	$8,484	$8,616		$7,001	$7,404
Cost of goods sold and other expenses[1]	7,154	7,409		6,634	7,235	[4,5]
Income before income taxes	1,587	1,568	[3]	330	226	[6]
Net income	1,137	1,168	[3]	369	378	[7]
Basic earnings per share of common stock[2]	1.24	1.27		0.40	0.41
Diluted earnings per share of common stock[2]	1.24	1.26		0.40	0.40
2009
Net sales	$6,871	$6,858		$5,961	$6,419
Cost of goods sold and other expenses[1]	6,415	6,510	[8,9,10]	5,665	6,146	[11]
Income before income taxes	749	472		391	572	[12]
Net income	489	421		414	445
Basic earnings per share of common stock[2]	0.54	0.46		0.45	0.48
Diluted earnings per share of common stock[2]	0.54	0.46		0.45	0.48

1
Excludes interest expense and non-operating items.

2
Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

3
Includes benefits for the adjustment of accrued interest of $59 ($38 after-tax) in other income, net and the adjustment of income tax accruals of $49 associated with settlements of prior year tax contingencies.

4
Includes a $50 charge in research and development expense for an upfront payment related to a Pioneer licensing agreement with Syngenta AG for MIR604 (AgrisureTM RW) for corn seed trait technology. See description in Note 25 for further details.

5
Includes a $34 net reduction in estimated costs recorded in employee separation / asset related charges, net related to the 2008 and 2009 restructuring program primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

6
Includes a $179 charge in interest expense associated with the early extinguishment of debt.

7
Includes a $39 benefit for the reversal of a tax valuation allowance related to the net deferred tax assets of a foreign subsidiary.

8
Includes a $340 charge for employee separation payments and asset related charges associated with the 2009 restructuring program.

9
Includes a $75 net reduction in estimated costs recorded in employee separation / asset related charges, net related to the 2008 restructuring program primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

10
Includes a $50 benefit resulting from a reduction of $26 from lower than estimated inventory and permanent investment write-offs, and $24 in insurance recoveries relating to the damage from Hurricane Ike in 2008.

11
Includes a $55 net reduction in estimated costs recorded in employee separation / asset related charges, net related to the 2008 and 2009 restructuring program primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

12
Includes a $63 charge for increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement. See description in Note 25 for further details.

27. SUBSEQUENT EVENT

In January 2011, DuPont and its wholly owned subsidiary, DuPont Denmark Holding ApS, entered into a definitive agreement for the acquisition of Danisco A/S (Danisco), a global enzyme and specialty food ingredients company, for $6,300 which includes $5,800 in cash and the assumption of $500 of Danisco's net debt. The transaction is subject to customary closing conditions, including certain regulatory approvals and the tender of more than 90 percent of Danisco's shares in the tender offer. DuPont has the right to waive such tender offer conditions and accept a lesser number of shares in certain cases.

The acquisition is expected to be financed with about $3,000 in existing cash and the remainder in new debt. In connection with this transaction, the company entered into a $4,000 bridge loan facility and a $2,000 bridge loan facility. The latter requires the company have cash, cash equivalents and marketable securities at least equal to $2,000 on hand at all times and readily available for use to purchase Danisco's shares. The bridge loan facilities terminate when the company completes the financing for the acquisition. The transaction is expected to close early in the second quarter 2011.

Information for Investors

Corporate Headquarters

  E. I. du Pont de Nemours and Company
  1007 Market Street
  Wilmington, DE 19898
  Telephone: 302 774-1000
  E-mail:   find.info@usa.dupont.com

2011 Annual Meeting

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
  1007 Market Street-D-11020
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
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders

The following company reports may be obtained, without charge:

  1.
  2010 Annual Report to the Securities and Exchange Commission, filed on Form 10-K;
  2.
  Proxy Statement for 2011 Annual Meeting of Stockholders; and
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

Online Delivery of Proxy Materials

Stockholders may request their proxy materials electronically in 2011 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends

Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).