Form 10-Q
period 2011-03-31
DUPONT E I DE NEMOURS & CO
filed 2011-04-26
CIK 30554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The Registrant had 928,707,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2011.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company

Consolidated Income Statements (Unaudited)

(Dollars in millions, except per share)

	Three Months Ended March 31,
	2011	2010

Net sales	$10,034	$8,484
Other income, net	25	360
Total	10,059	8,844

Cost of goods sold and other operating charges	6,831	5,796
Selling, general and administrative expenses	1,027	993
Research and development expense	399	365
Interest expense	100	103
Total	8,357	7,257

Income before income taxes	1,702	1,587
Provision for income taxes	258	450
Net income	1,444	1,137
Less: Net income attributable to noncontrolling interests	13	8
Net income attributable to DuPont	$1,431	$1,129

Basic earnings per share of common stock	$1.54	$1.24
Diluted earnings per share of common stock	$1.52	$1.24
Dividends per share of common stock	$0.41	$0.41

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in millions, except per share)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$3,796	$4,263
Marketable securities	1,026	2,538
Restricted cash	1,991	—
Accounts and notes receivable, net	7,936	5,635
Inventories	5,580	5,967
Prepaid expenses	225	122
Deferred income taxes	565	534
Total current assets	21,119	19,059
Property, plant and equipment, net of accumulated depreciation (March 31, 2011 - $18,869; December 31, 2010 - $18,628)	11,377	11,339
Goodwill	2,617	2,617
Other intangible assets	2,677	2,704
Investment in affiliates	1,081	1,041
Other assets	3,729	3,650
Total	$42,600	$40,410

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,836	$4,360
Short-term borrowings and capital lease obligations	2,137	133
Income taxes	304	225
Other accrued liabilities	3,879	4,671
Total current liabilities	10,156	9,389
Long-term borrowings and capital lease obligations	10,114	10,137
Other liabilities	10,907	11,026
Deferred income taxes	144	115
Total liabilities	31,321	30,667

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2011 - 1,014,417,000; December 31, 2010 - 1,004,351,000	304	301
Additional paid-in capital	9,772	9,227
Reinvested earnings	12,852	12,030
Accumulated other comprehensive loss	(5,629)	(5,790)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2011 and December 31, 2010)	(6,727)	(6,727)
Total DuPont stockholders’ equity	10,809	9,278
Noncontrolling interests	470	465
Total equity	11,279	9,743
Total	$42,600	$40,410

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in millions)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$1,444	$1,137
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	294	308
Amortization of intangible assets	67	58
Contributions to pension plans	(105)	(90)
Other noncash charges and credits - net	385	104
Change in operating assets and liabilities - net	(3,569)	(2,582)
Cash used for operating activities	(1,484)	(1,065)

Investing activities
Purchases of property, plant and equipment	(323)	(185)
Investments in affiliates	(12)	(12)
Proceeds from sales of assets - net of cash sold	7	14
Net decrease in short-term financial instruments	1,585	449
Forward exchange contract settlements	(210)	191
Increase in restricted cash	(1,991)	—
Other investing activities - net	(21)	(73)
Cash (used for) provided by investing activities	(965)	384

Financing activities
Dividends paid to stockholders	(383)	(374)
Net increase (decrease) in borrowings	1,991	(9)
Repurchase of common stock	(272)	—
Proceeds from exercise of stock options	605	21
Other financing activities - net	(12)	(8)
Cash provided by (used for) financing activities	1,929	(370)
Effect of exchange rate changes on cash	53	(59)
Decrease in cash and cash equivalents	$(467)	$(1,110)
Cash and cash equivalents at beginning of period	4,263	4,021
Cash and cash equivalents at end of period	$3,796	$2,911

See Notes to the Consolidated Financial Statements beginning on page 6.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, collectively referred to as the ‘2010 Annual Report’.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities for which DuPont is the primary beneficiary.  Certain reclassifications of prior year’s data have been made to conform to current year classifications.

Note 2.  Other Income, Net

	Three Months Ended March 31,
	2011	2010

Cozaar®/Hyzaar® income	$48	$219
Royalty income	31	32
Interest income	28	19
Equity in earnings of affiliates, excluding exchange gains/losses	48	42
Net gains on sales of assets	6	5
Net exchange (losses) gains[1]	(143)	30
Miscellaneous income and expenses, net[2]	7	13
Total	$25	$360

1                   The company routinely uses forward exchange contracts to offset its net exposures, by currency, related to its foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are partially offset by the associated tax impact.

2                   Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 3.  Employee Separation / Asset Related Charges, Net

At March 31, 2011, total liabilities relating to prior restructuring activities were $40.  A complete discussion of restructuring initiatives is included in the company’s 2010 Annual Report in Note 4, “Employee Separation / Asset Related Charges, Net.”

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs	Other Non- personnel Charges [1]	Total
Balance at December 31, 2010	$46	$1	$47
Payments	(18)	—	(18)
Net translation adjustment	2	—	2
Balance at March 31, 2011	$30	$1	$31

1                   Other non-personnel charges consist of contractual obligation costs.

There were $18 of employee separation cash payments related to the 2009 restructuring program during the three months ended March 31, 2011.  The actions related to the 2009 restructuring program were substantially completed by the end of 2010 with payments continuing into 2011, primarily in Europe.

Note 4.  Provision for Income Taxes

In the first quarter 2011, the company recorded a tax provision of $258, including $135 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

In the first quarter 2010, the company recorded a tax provision of $450, including $85 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 5.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to DuPont	$1,431	$1,129
Preferred dividends	(3)	(3)
Net income available to DuPont common stockholders	$1,428	$1,126

Denominator:
Weighted-average number of common shares - Basic	924,897,000	905,486,000
Dilutive effect of the company’s employee compensation plans	16,012,000	6,405,000
Weighted-average number of common shares - Diluted	940,909,000	911,891,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended March 31,
	2011	2010
Average number of stock options	—	64,343,000

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2011 compared to the same period last year was primarily due to changes in the company’s average stock price.

Note 6.  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The company uses the following valuation techniques to measure fair value for its financial assets and financial liabilities:

Level 1 —	Quoted market prices in active markets for identical assets or liabilities;

Level 2 —

Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3 —	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy.  At March 31, 2011, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$97	$—	$97
Available-for-sale securities	18	18	—
	$115	$18	$97

Financial liabilities
Derivatives	$235	$—	$235

At December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$153	$—	$153
Available-for-sale securities	17	17	—
	$170	$17	$153

Financial liabilities
Derivatives	$132	$—	$132

The estimated fair value of the company’s outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was approximately $12,700 and $10,900 as of March 31, 2011 and December 31, 2010, respectively.  The carrying value of debt was approximately $12,300 and $10,300 as of March 31, 2011 and December 31, 2010, respectively.  The increase in the fair value and carrying value of debt was primarily due to the first quarter 2011 issuance of debt to finance the acquisition of Danisco A/S (Danisco) (see Note 15).

See Note 21, “Long-Term Employee Benefits” to the company’s 2010 Annual Report for information regarding the company’s pension assets measured at fair value on a recurring basis.

Note 7. Restricted Cash

As of March 31, 2011, $1,991 of cash is restricted for the acquisition of Danisco (see Note 15).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 8. Inventories

	March 31, 2011	December 31, 2010
Finished products	$3,842	$3,191
Semifinished products	1,602	2,564
Raw materials, stores and supplies	804	855
	6,248	6,610
Adjustment of inventories to a last-in, first-out (LIFO) basis	(668)	(643)
Total	$5,580	$5,967

Note 9.  Goodwill and Other Intangible Assets

There were no significant changes in goodwill for the three month period ended March 31, 2011.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Purchased and licensed technology	$1,642	$(800)	$842	$1,617	$(765)	$852
Patents	120	(47)	73	118	(44)	74
Trademarks	57	(22)	35	57	(22)	35
Other [1]	858	(339)	519	858	(323)	535
	2,677	(1,208)	1,469	2,650	(1,154)	1,496

Intangible assets not subject to amortization (Indefinite-lived):
Trademarks/tradenames	233	—	233	233	—	233
Pioneer germplasm [2]	975	—	975	975	—	975
	1,208	—	1,208	1,208	—	1,208
Total	$3,885	$(1,208)	$2,677	$3,858	$(1,154)	$2,704

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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $67 and $58 for the three month periods ended March 31, 2011 and 2010, respectively.  The estimated aggregate pre-tax amortization expense for 2011 and each of the next five years is approximately $215, $215, $215, $204, $172 and $85.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 10.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $23 and $20 as of March 31, 2011 and December 31, 2010, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amounts recorded for all indemnifications as of March 31, 2011 and December 31, 2010 was $100.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $100 at March 31, 2011.  Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies.  At March 31, 2011 and December 31, 2010, the company had directly guaranteed $555 and $544, respectively, of such obligations. In addition, the company had $16 relating to guarantees of historical obligations for divested subsidiaries as of March 31, 2011 and December 31, 2010.  These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At March 31, 2011 and December 31, 2010, a liability of $116 and $109, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 43 percent of the $302 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at March 31, 2011:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$166	$136	$302
Obligations for other affiliated companies[2]:
Bank borrowings (terms up to 1 year)	210	—	210
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	6	14	20
Revenue bonds (terms up to 5 years)	—	23	23
Total obligations for customers, suppliers, other affiliated companies, and equity affiliates	382	173	555
Obligations for divested subsidiaries[3]:
Conoco (terms up to 16 years)	—	16	16
Total obligations for divested subsidiaries	—	16	16
	$382	$189	$571

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

Litigation

PFOA

DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At March 31, 2011, DuPont has accruals of $23 related to the PFOA matters discussed below.

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

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to complete these health studies between 2009 and year-end 2012 at a total estimated cost of $32.  In addition, the company is providing state-of-the-art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at March 31, 2011, the company has not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

Civil Actions: Drinking Water

At March 31, 2011, there were four additional actions pending brought by or on behalf of water district customers in New Jersey, Ohio and West Virginia. The cases generally claim PFOA contamination of drinking water and seek a variety of relief including compensatory and punitive damages, testing, treatment, remediation and monitoring. In addition, the two New Jersey class actions and the Ohio action, brought by the LHWA, claim “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA).  In the first quarter 2011, the court preliminarily approved the agreement in principle to settle the two New Jersey class actions for $8.3. The final approval hearing is scheduled for the second quarter 2011.  Discovery continues in the Ohio action.  In the West Virginia class action, the court entered judgment for DuPont in the first quarter 2010 which was affirmed by the Fourth Circuit Court of Appeals in April 2011.

DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

Environmental Actions

Of the total accrual, about $10 is to fund DuPont’s obligations under agreements with the U. S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection.  In 2005, the company and EPA entered an agreement settling allegations that DuPont failed to comply with technical reporting requirements under the Toxic Substances Control Act and RCRA. Under the settlement, DuPont paid a fine of $10.25 and committed to undertaking two Supplemental Environmental Projects, one of which has been completed. In 2009, EPA and DuPont entered a Consent Order under the Safe Drinking Water Act. The Consent Order obligates DuPont to survey, sample and test drinking water in and around the company’s Washington Works site and offer treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at the national Provisional Health Advisory for PFOA of 0.40 ppb or greater.

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

At March 31, 2011, there were nine cases in Florida courts alleging that Benlate® caused crop damage.  At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  In the fourth quarter 2009, on DuPont’s motion, the judgment was reversed, vacated and the cases were remanded to be tried separately or in small related groups. Plaintiffs sought appellate review of the decision. In December 2010, the appellate court upheld the decision to try the cases separately. The appellate court also affirmed dismissal of the verdicts for seven of the twenty-seven fern growers on grounds that their claims were barred by the statute of limitations.  Plaintiffs are seeking review by the Florida Supreme Court.  On January 19, 2011, the court entered an order in five of the remaining crop cases striking DuPont’s pleadings. The order essentially enters judgment against DuPont as to liability.  DuPont will appeal, but cannot do so until a damages trial results in a monetary judgment against it. Trial of the first of these crop cases is scheduled in June 2011.

Two cases alleging damage to shrimping operations were resolved in a single binding arbitration during the fourth quarter 2010. The arbiter awarded plaintiffs a total of $19 in compensatory damages plus attorneys’ fees and expenses. DuPont paid the compensatory damages in December 2010 and paid $8.5 for plaintiffs’ attorneys’ fees and expenses in the first quarter 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In January 2009, a case was filed in Florida state court claiming that plaintiff’s exposure to Benlate® allegedly contaminated with other fungicides and herbicides, caused plaintiff’s kidney cancer and pancreatic and brain tumors.  The case was tried to a verdict in September 2010 in federal court, to which it had been removed on DuPont’s motion, and the jury unanimously rejected allegations that exposure to Benlate® caused plaintiff’s diseases. In December 2010, the court denied plaintiff’s post trial motions. Plaintiff has appealed.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of March 31, 2011, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining ten cases.  At March 31, 2011, the company has accruals of about $0.1 related to Benlate®. The company does not expect losses in excess of the accruals, if any, to be material.

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

In November 2010, plaintiffs and DuPont reached an agreement to settle this matter for $70 which the company paid in the first quarter 2011.  In addition, the agreement requires DuPont to fund a medical monitoring program.  The initial set-up costs associated with the program were included in the $70.  The company will reassess its liability related to funding the medical monitoring program as eligible members of the class elect to participate and enroll in the program, as those costs cannot be reasonably estimated at this time.  Enrollment in the program is expected to be completed in the third quarter 2011.  As of March 31, 2011, the company does not have any accruals related this matter.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Environmental

The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1 in the company’s 2010 Annual Report. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative and remedial activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2011, the Condensed Consolidated Balance Sheets included a liability of $420, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of March 31, 2011.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market nor are they significantly different than amounts disclosed in the company’s 2010 Annual Report.

Note 11.  Stockholders’ Equity

The company’s Board of Directors authorized a $2,000 share buyback plan in June 2001.  During the first quarter 2011, the company purchased and retired 5.0 million shares at a total cost of $272 under this plan.  During the first quarter 2010, there were no purchases of stock under this plan. As of March 31, 2011, the company has purchased 30.9 million shares at a total cost of $1,484. Management has not established a timeline for the buyback of the remaining stock under this plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

A summary of the changes in equity for the three months ended March 31, 2011 and 2010 is provided below:

Consolidated Changes in Equity for the Three Months Ended March 31, 2011	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$9,743			$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465
Comprehensive income:
Net income	1,444	1,444					1,431			13
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	44	44						44
Net revaluation and clearance of cash flow hedges to earnings	21	21						22		(1)
Pension benefit plans	103	103						103
Other benefit plans	(9)	(9)						(9)
Net unrealized gain on securities	1	1						1
Other comprehensive income, net of tax:	160	160
Comprehensive income	1,604	1,604	[1]
Common dividends	(390)						(383)			(7)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	597				5	592
Common stock repurchased	(272)								(272)
Common stock retired	—				(2)	(47)	(223)		272
Total Equity as of March 31, 2011	$11,279			$237	$304	$9,772	$12,852	$(5,629)	$(6,727)	$470

Consolidated Changes in Equity for the Three Months Ended March 31, 2010	Total	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in- Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$7,651		$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436
Comprehensive income:
Net income	1,137	1,137				1,129			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(61)	(61)					(61)
Net revaluation and clearance of cash flow hedges to earnings	(31)	(31)					(30)		(1)
Pension benefit plans	80	80					80
Other benefit plans	(20)	(20)					(20)
Net unrealized loss on securities	(2)	(2)					(2)
Other comprehensive loss, net of tax:	(34)	(34)
Comprehensive income	1,103	1,103 [1]
Common dividends	(374)					(373)			(1)
Preferred dividends	(3)					(3)
Common stock issued - compensation plans	46			1	45
Total Equity as of March 31, 2010	$8,423		$237	$298	$8,514	$11,463	$(5,804)	$(6,727)	$442

1          Includes comprehensive income attributable to noncontrolling interests of $12 and $7 for the three months ended March 31, 2011 and 2010, respectively.

Note 12. Derivatives and Other Hedging Instruments

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

Fair Value Hedges

During the quarter ended March 31, 2011, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments.  These swaps allow the company to achieve a target range of floating rate debt.  All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges.  At March 31, 2011 and December 31, 2010, the company had interest rate swap agreements with gross notional amounts of  $1,000.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues.  At March 31, 2011 and December 31, 2010, the company had foreign currency exchange contracts with gross notional amounts of $1,100 and $1,220, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options.  At March 31, 2011 and December 31, 2010, the company had energy feedstock and other contracts with gross notional amounts of $115 and $151, respectively.

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

At March 31, 2011 and December 31, 2010, the company had agricultural commodity contracts with gross notional amounts of $386 and $297, respectively.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax
Beginning balance	$(47)	$16	$(31)	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	9	(3)	6	(72)	26	(46)
Clearance of hedge results to earnings	27	(11)	16	26	(10)	16
Ending balance	$(11)	$2	$(9)	$(147)	$52	$(95)

At March 31, 2011, the pre-tax, tax and after-tax amounts expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months are $(39), $13 and $(26), respectively.

Hedges of Net Investment in a Foreign Operation

During the quarter ended March 31, 2011, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes.  At March 31, 2011 and December 31, 2010, the company had foreign currency contracts with gross notional amounts of $10,802 and $7,449, respectively.

In addition, the company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment.  At March 31, 2011 and December 31, 2010, the company had agricultural commodities contracts with gross notional amounts of $318 and $310, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Contingent Features

During the quarter ended March 31, 2011, the company did not maintain any derivative contracts with credit-risk-related contingent features.

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	$29	[2]	$40	[2]	$—		$—
Foreign currency contracts	7	[1]	20	[1]	6	[3]	3	[3]
Energy feedstocks	2	[2]	3	[1]	54	[3]	75	[3]
Total derivatives designated as hedging instruments	$38		$63		$60		$78

Derivatives not designated as hedging instruments
Foreign currency contracts	59	[1]	90	[1]	175	[3]	54	[3]
Total derivatives not designated as hedging instruments	$59		$90		$175		$54
Total derivatives	$97		$153		$235		$132

1                    Current portion recorded in accounts and notes receivable, net.

2                    Long-term portion recorded in other assets.

3                    Current portion recorded in other accrued liabilities.

The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

	Amount of Gain or (Loss) Recognized in Income of Derivative	Amount of Gain or (Loss) Recognized in Income on Hedged Item		Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010		Three Months Ended March 31, 2010
Interest rate swaps	$(10)[1]	$10	[1]	$5	[1]	$(5)[1]
Total	$(10)	$10		$5		$(5)

1                Gain (loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2011
Foreign currency contracts	$(21)	$(5)[2]	$—
Agricultural feedstocks	32	(1)[3]	4	[3]
Energy feedstocks	(2)	(21)[3]	—
Total	$9	$(27)	$4

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010	Three Months Ended March 31, 2010
Foreign currency contracts	$5	$6 [2]	$—
Agricultural feedstocks	(46)	(14)[3]	(3)[3]
Energy feedstocks	(31)	(18)[3]	—
Total	$(72)	$(26)	$(3)

1                    OCI is defined as other comprehensive income (loss).

2                    Gain (loss) was reclassified from accumulated other comprehensive income into net sales.

3                    Gain (loss) was recognized in cost of goods sold and other operating charges.

Derivatives not Designated in Hedging Instruments

Derivatives Not Designated in	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three Months Ended March 31,
Hedging Instruments	2011	2010
Foreign currency contracts	$(373)[1]	$214	[1]
Agricultural feedstocks	1 [2]	7	[2]
Total	$(372)	$221

1                    Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company’s operations, which were $230 and $(184) for the three months ended March 31, 2011 and 2010, respectively.

2                    Gain was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

Note 13. Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended March 31,
	2011	2010
Service cost	$59	$51
Interest cost	310	316
Expected return on plan assets	(365)	(360)
Amortization of unrecognized loss	153	126
Amortization of prior service cost	4	4
Net periodic benefit cost	$161	$137

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended March 31,
	2011	2010
Service cost	$8	$7
Interest cost	53	60
Amortization of unrecognized loss	15	15
Amortization of prior service benefit	(30)	(27)
Net periodic benefit cost	$46	$55

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

Three Months Ended March 31,	Agriculture & Nutrition[2]	Electronics & Communications	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharmaceuticals	Other	Total [1]
2011
Segment sales	$3,828	$811	$1,797	$993	$1,707	$965	$—	$36	$10,137
Less transfers	—	(5)	(67)	—	(28)	(3)	—	—	(103)
Net sales	3,828	806	1,730	993	1,679	962	—	36	10,034
PTOI	1,136	111	394	65	288	145	50	(64)	2,125

2010
Segment sales	$3,242	$631	$1,414	$902	$1,534	$789	$—	$48	$8,560
Less transfers	—	(4)	(50)	(1)	(19)	(2)	—	—	(76)
Net sales	3,242	627	1,364	901	1,515	787	—	48	8,484
PTOI	941	105	190	45	230	102	221	(31)	1,803

1                A reconciliation of the pre-tax operating income totals reported for the operating segments to the applicable line item on the Consolidated Financial Statements is as follows:

	Three Months Ended
	March 31,
	2011	2010
Total segment PTOI	$2,125	$1,803
Net exchange (losses) gains, including affiliates	(143)	30
Corporate expenses and net interest	(280)	(246)
Income before income taxes	$1,702	$1,587

2                    As of March 31, 2011, Agriculture & Nutrition net assets were $8,325, an increase of $2,448 from $5,877 at December 31, 2010. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

Note 15.  Acquisition of Danisco

In January 2011, DuPont and its wholly owned subsidiary, DuPont Denmark Holding ApS, entered into a definitive announcement agreement for the acquisition of Danisco for $6,300.  This includes $5,800 in cash, based on an offer price of DKK 665 per share, and the assumption of $500 of Danisco’s net debt.

Pursuant to the announcement agreement, on January 21, 2011, DuPont Denmark Holding ApS made a voluntary recommended public offer (the “Offer”) to the shareholders of Danisco pursuant to the terms and conditions set forth in its Offer Document, dated January 21, 2011.  The Offer is scheduled to expire on April 29, 2011.  If all conditions to the obligations of DuPont Denmark Holding ApS under the Offer have been satisfied or waived at expiration, DuPont Denmark Holding ApS will then accept and purchase all shares tendered in the Offer.  DuPont Denmark Holding ApS has received the necessary competition approvals from authorities in the United States, the European Union and China in connection with the Offer.

In January 2011, the company entered into a $4,000 bridge loan facility and a $2,000 bridge loan facility in connection with the acquisition of Danisco.  The latter requires the company have cash, cash equivalents and marketable securities at least equal to $2,000 on hand at all times and readily available for use to purchase Danisco’s shares.  Commitments under the $4,000 bridge loan facility are reduced as the company completes financing for the acquisition.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share)

In March 2011, the company issued $400 of 1.75% Senior Notes due 2014, $600 of Floating Rate Senior Notes due 2014, $500 of 2.75% Senior Notes due 2016 and $500 of 4.25% Senior Notes due 2021 (collectively referred to as the “Notes”) to finance the acquisition.  The Floating Rate Notes bear interest at three-month USD LIBOR plus 0.42%.  The net proceeds of $1,991 from the issuance of the Notes are classified as restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2011 and reduced the $4,000 bridge loan facility by a corresponding amount.  The Notes, which were classified as short-term borrowings as of March 31, 2011, contain a mandatory redemption feature which would require the company to redeem all of the Notes if the company does not acquire at least 80% of Danisco’s outstanding shares by October 31, 2011, or if the company abandons the acquisition of Danisco prior to such date.  The redemption price is equal to 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest from the date of issuance.

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

Forward-looking statements are based on certain assumptions and expectations of future events.  The company cannot guarantee that these assumptions and expectations are accurate or will be realized.  For some of the important factors that could cause the company’s actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part II, Item 1A beginning on page 32.

Results of Operations

Overview

Sales of $10.0 billion for the first quarter increased 18 percent versus prior year, principally reflecting higher volume and selling prices.  Higher volume reflects economic growth across all regions with particular strength in developing markets1.  Demand remains strong for many of the company’s key product lines including crop protection products, seeds, titanium dioxide, photovoltaic materials, and specialty polymers.  Net income attributable to DuPont for the first quarter was $1.4 billion versus $1.1 billion in 2010, reflecting higher sales.  Programs for productivity remain on track while focus continues on actions to support a strong balance sheet, cash generation, and capital productivity.  The company continues to execute strategies for further development and growth of new products, particularly for agriculture, photovoltaics, other alternative energy and materials and to address global megatrend needs for increased food supply, reduced environmental footprint and security.

Japan Earthquake and Tsunami

In March 2011, an earthquake and tsunami struck the northeast coast of Japan.  The company is continuing to assess the impact of this disaster on its supply chains and customers.  The company recorded charges in the first quarter 2011 which were not material to its results of operations.  These charges related to the write-off of inventory and plant assets that were damaged and charges for the cleanup and restoration of manufacturing operations.

Net Sales

Net sales for the first quarter 2011 were $10.0 billion versus $8.5 billion in the prior year, an increase of 18 percent, reflecting 9 percent higher sales volume, an 8 percent increase in local selling prices and a 1 percent net increase from portfolio changes.  Local selling prices principally reflect higher prices for titanium dioxide, seeds, fluoroproducts and pass-through of significantly higher precious metals costs. Sales volume was higher across all segments with volume improving 5 percent in the United States and 12 percent outside the United States.  Sales in developing markets of $3.0 billion improved 30 percent from 2010, and the percentage of total company sales in these markets for the quarter increased to 30 percent from 28 percent.

1   Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2011		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$10.0	18	8	—	9	1
U.S.	4.0	14	6	—	5	3
Europe, Middle East & Africa (EMEA)	2.8	15	7	(2)	10	—
Asia Pacific	2.0	28	13	3	13	(1)
Latin America	1.0	30	10	3	19	(2)
Canada	0.2	10	2	4	4	—

Other Income, Net

Other income, net, totaled $25 million for the first quarter 2011 as compared to $360 million in the prior year, a decrease of $335 million. The decrease is largely attributable to a $173 million change in net pre-tax exchange gain (losses) and a $171 million reduction of Cozaar®/Hyzaar® income.

Additional information related to the company’s other income, net, is included in Note 2 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $6.8 billion in the first quarter 2011 versus $5.8 billion in the prior year, an increase of 18 percent.  COGS as a percent of net sales was 68 percent, unchanged versus the first quarter 2010.  Local selling prices increased 8 percent, while costs for raw material, energy and freight rose 8 percent after adjusting for the impact of higher volume and currency changes. These costs for the full year are anticipated to increase approximately 10 percent versus 2010.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $1,027 million for the first quarter 2011 versus $993 million in the prior year. The increase was due to higher selling expenses, primarily in the Agriculture & Nutrition segment, as a result of increased global commissions and selling and marketing investments related to the company’s seed products.  SG&A was approximately 10 percent of net sales for the first quarter 2011 and 12 percent in 2010.

Research and Development Expense (R&D)

R&D totaled $399 million for the first quarter 2011 compared to $365 million in 2010. The increase in R&D was primarily due to continued growth investment in the Agriculture & Nutrition segment.  R&D was constant at approximately 4 percent of net sales for the first quarter 2011 and 2010.

Interest Expense

Interest expense totaled $100 million in the first quarter 2011, essentially flat compared to $103 million in 2010.

Provision for Income Taxes

The company’s effective tax rate for the first quarter 2011 was 15.2 percent as compared to 28.4 percent in 2010.  The lower effective tax rate in 2011 versus 2010 principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings.  See Note 4 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont (Earnings)

Earnings for the first quarter of 2011 were $1.4 billion versus $1.1 billion in the first quarter 2010, a 27 percent increase. The increase in earnings principally reflects higher sales volume and selling prices, partially offset by higher raw material, energy and freight costs, increased spending for growth initiatives and lower Pharmaceuticals income.

Corporate Outlook

The company increased its full-year 2011 earnings outlook to a range of $3.65 to $3.85 per share from its previous range of $3.45 to $3.75.  This revision reflects strong first quarter earnings and execution of the company’s growth plans with the expectation of continued global economic growth.  The outlook excludes the impact of the planned Danisco A/S (Danisco) acquisition which could reduce 2011 earnings by $0.30 to $0.45 per share.

Segment Reviews

Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three month period ended March 31, 2011 compared with the same period in 2010. Segment sales include transfers to another business segment.  Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income before income taxes, exchange gains (losses), corporate expenses and interest.  All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency.  A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three month periods ended March 31, 2011 and 2010 is included in Note 14 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2011 segment sales and related variances versus prior year:

	Three Months Ended
	March 31, 2011		Percentage Change Due to:
	Segment Sales[1] ($ Billions)	Percent Change vs. 2010	Selling Price	Volume	Portfolio and Other
Agriculture & Nutrition	$3.8	18	4	13	1
Electronics & Communications	0.8	29	20	9	—
Performance Chemicals	1.8	27	21	6	—
Performance Coatings	1.0	10	6	4	—
Performance Materials	1.7	11	6	7	(2)
Safety & Protection	1.0	22	1	14	7

1    Segment sales include transfers.

Agriculture & Nutrition — Sales of $3.8 billion were up $586 million, or 18 percent, with 13 percent volume growth, 4 percent higher selling prices and a 1 percent increase from a portfolio change.  Seed sales growth primarily reflects strong North American performance in both Pioneer® brand and PROaccess® products and a strong, early start to the European season.  Crop protection product sales growth reflects a strong and early start to the northern hemisphere season.  Higher value product mix and pricing actions to offset the increase in raw material costs led to higher selling prices.  PTOI of $1.1 billion improved 21 percent on higher volume.

Electronics & Communications — Sales of $0.8 billion were up 29 percent, with 20 percent higher selling prices, primarily pass-through of metals prices, and 9 percent higher volume.  Higher volume was driven by strong demand for photovoltaics and consumer electronics in Asia Pacific.  PTOI of $111 million increased 6 percent, reflecting higher volume.

Performance Chemicals — Sales of $1.8 billion were up 27 percent, with 21 percent higher selling prices and 6 percent higher volume.  Sales increased across all regions, especially in the United States and Asia Pacific.  Higher selling prices stemmed from strong global demand for titanium dioxide, refrigerants and fluoroproducts.  PTOI was $394 million, increasing $204 million due to higher selling prices and volume.

Performance Coatings — Sales of $1.0 billion were up 10 percent, reflecting 6 percent higher selling prices and 4 percent higher volume.  Global automotive markets improved primarily due to a significant increase in North American auto builds.  Strong demand continued in industrial coatings, particularly in the North American heavy-duty truck market.  Higher selling prices primarily reflect pricing actions taken to offset the increase in raw material costs.  PTOI was $65 million, an improvement of $20 million versus prior year on strong sales and operating leverage.

Performance Materials — Sales of $1.7 billion were up 11 percent, with 7 percent higher volume, 6 percent higher selling prices, and a 2 percent reduction from a portfolio change.  Continued strength in automotive, electronic, and packaging markets resulted in higher volume.  Strong demand and improved product sales mix, coupled with pricing actions taken to offset higher feedstock costs led to higher selling prices.  PTOI was $288 million, up $58 million on higher selling prices and volume.

Safety & Protection — Sales of $1.0 billion were up 22 percent, with 14 percent higher volume and a 7 percent increase from a portfolio change as a result of the MECS, Inc. acquisition that was completed in the fourth quarter 2010.  Growth came from increased demand for aramid and nonwoven products in industrial markets across all regions.  PTOI was $145 million, up $43 million on higher volume and a portfolio change, partially offset by higher spending for growth initiatives.

Pharmaceuticals — First quarter PTOI was $50 million compared to $221 million in the first quarter 2010.  The decreased income reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Other — The company includes embryonic businesses not included in growth platforms, such as Applied BioSciences and nonaligned businesses in Other.  Sales in the first quarter 2011 of $36 million decreased 25 percent from the first quarter 2010 due to lower sales from the Applied BioSciences business.  PTOI for the first quarter 2011 was a loss of $64 million, compared to a loss of $31 million in the first quarter 2010.  The increase in losses reflects lower sales, as well as charges related to discontinued businesses.

Liquidity & Capital Resources

Management believes the company’s ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs.  The company’s liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales.  The company’s current strong financial position, liquidity and credit ratings provide excellent access to the capital markets.  In addition, cash generating actions have been implemented including spending and working capital reductions.  The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling.  Cash and cash equivalents and marketable securities balances of $4.8 billion as of March 31, 2011, provide primary liquidity to support all short-term obligations.  The company has access to approximately $4.3 billion in unused credit lines with several major financial institutions, an increase of $1.7 billion from December 31, 2010.  The unused credit lines provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit.  The increase in unused credit lines is primarily due to the company’s refinancing in the first quarter 2011 of the previous $2.0 billion credit facility with a four year $3.5 billion credit facility.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.

Financing of the Danisco Acquisition

In January 2011, the company entered into a $4 billion bridge loan facility and a $2 billion bridge loan facility in connection with the acquisition of Danisco.  Commitments under the $4 billion bridge loan facility are reduced as the company completes financing for the acquisition.

In March 2011, the company issued $400 million of 1.75% Senior Notes due 2014, $600 million of Floating Rate Senior Notes due 2014, $500 million of 2.75% Senior Notes due 2016 and $500 million of 4.25% Senior Notes due 2021 (collectively referred to as the “Notes”) to finance the acquisition.  The Floating Rate Notes bear interest at three-month USD LIBOR plus 0.42%.  The net proceeds of $1,991 million from the issuance of the Notes were classified as restricted cash on the Condensed Consolidated Balance Sheets as of March 31, 2011 and reduced the $4 billion bridge loan facility by a corresponding amount.  The Notes, which were classified as short-term borrowings as of March 31, 2011, contain a mandatory redemption feature which would require the company to redeem all of the Notes if the company does not acquire at least 80% of Danisco’s outstanding shares by October 31, 2011, or if the company abandons the acquisition of Danisco prior to such date.  The redemption price is equal to 101% of the aggregate principal amount of the Notes plus accrued and unpaid interest from the date of issuance.

In April 2011, the company issued a total of $1.0 billion in short-term commercial paper at a weighted-average interest rate of 0.33% to finance the acquisition.  The net proceeds from the issuance of commercial paper increased restricted cash and reduced the $4 billion bridge loan facility by a corresponding amount.

The company expects the acquisition to be completed in the second quarter 2011.

Credit Ratings

After the announcement of the potential acquisition of Danisco, Moody’s Investors Service placed all of the company’s credit ratings under review for possible downgrade. Standard & Poor’s has responded to the acquisition announcement by placing the company on credit watch with negative implications.  During the first quarter 2011, Fitch Ratings revised the company’s credit outlook to “Stable” from “Negative” and affirmed their current ratings.

The company remains committed to a strong financial position and strong investment-grade rating. The company’s credit ratings impact its access to the debt capital market and cost of capital.  The company’s long-term and short-term credit ratings are as follows:

	Long term	Short term	Outlook
Standard & Poor’s	A	A-1	Watch negative
Moody’s Investors Service	A2	P-1	Under review for possible downgrade
Fitch Ratings	A	F1	Stable

Summary of Cash Flows

Cash used for operating activities was $1.5 billion for the three months ended March 31, 2011 compared to $1.1 billion during the same period ended in 2010.  The $0.4 billion change was primarily due to changes in operating assets and liabilities, mainly due to higher sales; partially offset by higher earnings and the weaker dollar, which was hedged with forward exchange contracts reflected in investing activities.

Cash used for investing activities was $1.0 billion for the three months ended March 31, 2011 compared to cash provided by investing activities of $0.4 billion for the same period last year.  The $1.4 billion change was primarily due to an increase in restricted cash from the issuance of debt in connection with the Danisco acquisition, a net reduction in proceeds from forward exchange contract settlements and higher capital expenditures, partially offset by higher proceeds from the sale of short-term financial instruments.  Purchases of property, plant and equipment (PP&E) for the three months ended March 31, 2011 totaled $323 million, an increase of $138 million compared to the prior year.

Cash provided by financing activities was $1.9 billion for the three months ended March 31, 2011 compared to cash used for financing activities of $0.4 billion in the prior year.  The $2.3 billion increase in cash provided by financing activities was primarily due to net proceeds from borrowings to fund the Danisco acquisition and an increase in the proceeds from the exercise of stock options, partially offset by cash used to repurchase common stock.

	Three Months Ended March 31,
(Dollars in millions)	2011	2010
Cash used for operating activities	$(1,484)	$(1,065)
Purchases of property, plant and equipment	(323)	(185)
Free cash flow	$(1,807)	$(1,250)

Free cash flow for the three months ended March 31, 2011 was an outflow of $1.8 billion, as compared to an outflow of $1.3 billion for the same period last year.

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

Dividends paid to shareholders during the three months ended March 31, 2011 totaled $383 million.  In January 2011, the company’s Board of Directors declared a first quarter common stock dividend of $0.41 per share.  The first quarter dividend was the company’s 426th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $4.8 billion at March 31, 2011, a decrease of $2.0 billion from $6.8 billion at December 31, 2010.  The reduction was primarily due to the seasonality in the cash collections cycle in the Agriculture & Nutrition segment.  In connection with the $2 billion bridge loan facility discussed above, the company is required to have cash, cash equivalents and marketable securities at least equal to $2 billion on hand at all times and readily available for use to purchase Danisco’s shares.

Debt

Total debt at March 31, 2011 was $12.3 billion, an increase of $2.0 billion from $10.3 billion at December 31, 2010.  The increase was primarily due to the first quarter 2011 issuance of debt to finance the acquisition of Danisco.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see pages 37 - 38 of the company’s 2010 Annual Report, and Note 10 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company’s contractual obligations at December 31, 2010 can be found on page 39 of the company’s 2010 Annual Report.  The company’s contractual obligations at March 31, 2011 has increased approximately $2.2 billion versus prior year-end.  The increase is primarily attributable to the debt issued to finance the Danisco acquisition.

PFOA

See discussion under “PFOA” on pages 46-47 of the company’s 2010 Annual Report.

DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 10 to the interim Consolidated Financial Statements).

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 12, “Derivatives and Other Hedging Instruments”, to the interim Consolidated Financial Statements.  See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 47 - 49 of the company’s 2010 Annual Report for information on the company’s utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2011, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 10 to the interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms.  Information related to this matter is included in Note 10 to the interim Consolidated Financial Statements under the heading PFOA.

Environmental Proceedings

Belle Plant, West Virginia

The U.S. Environmental Protection Agency (EPA) is investigating three chemical releases at DuPont’s Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.

Chambers Works Plant, Deepwater, New Jersey

In January 2010, EPA and the U.S. Attorney’s Office for New Jersey, informed DuPont that the government was initiating an enforcement action arising from alleged environmental non-compliance at the Chambers Works facility. The government alleges that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act and the Federal Clean Air Act Regulations governing Leak Detection and Reporting and that it failed to report emissions of a compound from Chambers Works’ waste water treatment facility under the Emergency Planning and Community Right-to-Know Act.  The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits.  DuPont is in settlement negotiations with EPA and the Department of Justice (DOJ).

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

Edge Moors Plant, Edgemoor, Delaware

DuPont is in settlement negotiations with the State of Delaware, EPA and DOJ concerning allegations of permit non-compliance under certain Clean Water Act regulations at the Edge Moor facility. The allegations arose from sampling data of plant discharges into water sources that the company self-reported to the State between 2005 and 2010.

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

Failure to develop and market new products and manage product life cycles could impact the company’s competitive position and have an adverse effect on the company’s financial results.

Operating results are largely dependent on the company’s assessment and management of its portfolio of current, new and developing products and services and its ability to bring those products and services to market. The company plans to grow earnings by focusing on developing markets and solutions to meet increasing demand for food productivity, decrease dependency on fossil fuels and protect people, assets and the environment.  This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

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

The company’s business, including its results of operations and reputation, could be adversely affected by process safety and product stewardship issues.

Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company’s products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the company’s reputation and its results of operations. Public perception of the risks associated with the company’s products and production processes could impact product acceptance and influence the regulatory environment in which the company operates. While the company has procedures and controls to manage process safety risks, issues could be created by events outside of its control including natural disasters, severe weather events and acts of sabotage.

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

The company is using biotechnology to create and improve products, particularly in its Agriculture & Nutrition segment. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those products on customer acres. In addition, the company uses biotechnology to enhance the performance of its seed products through the addition of specific transgenes. The company’s ability to generate sales from such products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds.

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

Sales outside the U.S. constitute approximately 65 percent of the company’s 2010 revenue.  The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in developing markets.  Sales from developing markets represent approximately 30 percent of the company’s revenue in 2010 and the company’s growth plans include focusing on expanding its presence in developing markets.  The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Economic factors, including inflation, deflation and fluctuations in currency exchange rates, interest rates and commodity prices could affect the company’s financial results.

The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company’s financial position, results of operations and cash flows.

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

The company’s results of operations and financial condition could be seriously impacted by business disruptions and security threats.

Business disruptions, including supply disruptions, increasing costs for energy, temporary plant and/or power outages and information technology system and network disruptions, could seriously harm the company’s operations as well as the operations of its customers and suppliers. Like many other multinational organizations, the company faces security threats to its facilities, data and information technology infrastructure.  Although it is impossible to predict the occurrences or consequences of business disruptions or security threats, they could result in reduced demand for the company’s products, make it difficult or impossible for the company to deliver products to its customers or to receive raw materials from suppliers, and create delays and inefficiencies in the supply chain. The company actively manages the risks within its control that could lead to business disruptions or security breaches in order to mitigate any potential impact from business disruptions regardless of cause including acts of sabotage, terrorism or war, weather events and natural disasters. Despite these efforts, the impact from business disruptions and security breaches could significantly increase the cost of doing business or otherwise adversely impact the company’s financial performance.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

In June 2001, the Board of Directors authorized up to $2 billion for repurchases of the company’s common stock.  During the first quarter 2011, the company paid $272 million to purchase and retire 5.0 million shares at an average price of $54.33 per share under this plan.  As of March 31, 2011, cumulative purchases of common stock under this plan are 30.9 million shares at a cost of approximately $1.5 billion.  There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

The following table summarizes information with respect to the company’s purchases of its common stock during the first quarter 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program (Dollars in millions)
February	5,000,000	$54.33	5,000,000	$516
	5,000,000		5,000,000

Item 5.  OTHER INFORMATION

Between April 18, 2011 and April 21, 2011, the company issued a total of $1.0 billion in short-term commercial paper at a weighted-average interest rate of 0.33% to finance the Danisco acquisition.  For additional information related to the financing of the Danisco acquisition, see the Liquidity and Capital Resources section on page 27 of this report.

The company owns and operates a surface mine near Starke, Florida.  The Mine Safety and Health Administration has not yet assessed penalties for citations issued in the first quarter 2011, including nine violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Mine Safety and Health Act of 1977.

Item 6.  EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 26, 2011

By:	/s/Nicholas C. Fanandakis

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

10.13

Announcement Agreement dated January 9, 2011, among Danisco A/S, the company and Denmark Holding ApS (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on January 12, 2011). The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

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