Form 10-Q
period 2011-06-30
DUPONT E I DE NEMOURS & CO
filed 2011-08-08
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☒	Accelerated Filer☐

Non-Accelerated Filer ☐	Smaller reporting company☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The Registrant had 932,502,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 31, 2011.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$10,264	$8,616	$20,298	$17,100
Other income, net	229	464	254	824
Total	10,493	9,080	20,552	17,924

Cost of goods sold and other operating charges	7,191	5,984	14,022	11,780
Selling, general and administrative expenses	1,136	1,021	2,163	2,014
Research and development expense	462	404	861	769
Interest expense	115	103	215	206
Total	8,904	7,512	17,261	14,769

Income before income taxes	1,589	1,568	3,291	3,155
Provision for income taxes	360	400	618	850
Net income	1,229	1,168	2,673	2,305
Less: Net income attributable to noncontrolling interests	11	9	24	17
Net income attributable to DuPont	$1,218	$1,159	$2,649	$2,288

Basic earnings per share of common stock	$1.31	$1.27	$2.85	$2.52
Diluted earnings per share of common stock	$1.29	$1.26	$2.80	$2.50
Dividends per share of common stock	$0.41	$0.41	$0.82	$0.82

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,268	$4,263
Marketable securities	214	2,538
Accounts and notes receivable, net	9,368	5,635
Inventories	6,049	5,967
Prepaid expenses	166	122
Deferred income taxes	638	534
Total current assets	18,703	19,059
Property, plant and equipment, net of accumulated depreciation (June 30, 2011 - $19,146; December 31, 2010 - $18,628)	13,185	11,339
Goodwill	5,550	2,617
Other intangible assets	5,494	2,704
Investment in affiliates	1,084	1,041
Other assets	3,720	3,650
Total	$47,736	$40,410

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,767	$4,360
Short-term borrowings and capital lease obligations	2,336	133
Income taxes	516	225
Other accrued liabilities	3,922	4,671
Total current liabilities	10,541	9,389
Long-term borrowings and capital lease obligations	12,460	10,137
Other liabilities	11,059	11,026
Deferred income taxes	1,174	115
Total liabilities	35,234	30,667

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2011 - 1,018,112,000; December 31, 2010 - 1,004,351,000	305	301
Additional paid-in capital	9,978	9,227
Reinvested earnings	13,683	12,030
Accumulated other comprehensive loss	(5,453)	(5,790)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2011 and December 31, 2010)	(6,727)	(6,727)
Total DuPont stockholders’ equity	12,023	9,278
Noncontrolling interests	479	465
Total equity	12,502	9,743
Total	$47,736	$40,410

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net income	$2,673	$2,305
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	607	611
Amortization of intangible assets	137	110
Contributions to pension plans	(198)	(149)
Other noncash charges and credits - net	624	113
Change in operating assets and liabilities - net	(4,487)	(3,414)
Cash used for operating activities	(644)	(424)

Investing activities
Purchases of property, plant and equipment	(741)	(500)
Investments in affiliates	(27)	(54)
Payments for businesses - net of cash acquired	(6,264)	—
Proceeds from sales of assets - net of cash sold	59	153
Net decrease in short-term financial instruments	2,404	253
Forward exchange contract settlements	(454)	520
Other investing activities - net	(13)	(97)
Cash (used for) provided by investing activities	(5,036)	275

Financing activities
Dividends paid to stockholders	(767)	(748)
Net increase (decrease) in borrowings	3,823	(831)
Repurchase of common stock	(272)	—
Proceeds from exercise of stock options	768	33
Other financing activities - net	(22)	2
Cash provided by (used for) financing activities	3,530	(1,544)
Effect of exchange rate changes on cash	155	(113)
Decrease in cash and cash equivalents	$(1,995)	$(1,806)
Cash and cash equivalents at beginning of period	4,263	4,021
Cash and cash equivalents at end of period	$2,268	$2,215

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance on fair value measurements and disclosures which becomes effective for interim and annual periods beginning after December 15, 2011. The new guidance enhances disclosures and refines certain aspects of fair value measurement that primarily affect financial instruments. The adoption of this guidance is not expected to have a material effect on the company's financial position or results of operations.

In June 2011, the FASB issued amendments to the presentation of comprehensive income which become effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders' equity. Under the new guidance, the company will be required to present either a single continuous statement of comprehensive income or an income statement immediately followed by a statement of comprehensive income. Also, both presentation methods require that reclassification adjustments from other comprehensive income to net income be shown on the face of the financial statements. The company is currently evaluating which of the two presentation methods it will adopt.

Note 2. Danisco Acquisition

In January 2011, DuPont and its wholly owned subsidiary, DuPont Denmark Holding ApS (DDHA), entered into a definitive agreement with Danisco A/S (Danisco), a global enzyme and specialty food ingredients company, for DDHA to make a public tender offer for all of Danisco's outstanding shares at a price of 665 Danish Kroner (DKK) in cash per share. On April 29, 2011, DDHA increased the price of its tender offer to acquire all of the outstanding shares of Danisco to DKK 700 in cash per share.

On May 19, 2011, the company acquired approximately 92.2% of Danisco's outstanding shares, excluding treasury shares, pursuant to the previously announced tender offer. DuPont is in the process of acquiring all of Danisco's remaining outstanding shares through a compulsory acquisition procedure in accordance with Danish law. As of June 30, 2011, DuPont had acquired 98.3% of Danisco's outstanding shares for $6,306. DuPont expects to complete the compulsory acquisition procedure and acquire the remaining outstanding shares for $111 during the third quarter 2011, at which point DuPont will own, through DDHA, 100% of Danisco's shares. This acquisition has established DuPont as a leader in industrial biotechnology with science-intensive innovations that address global challenges in food production and reduced fossil fuel consumption. The Danisco acquisition is valued at $6,417, plus net debt assumed of $617.

As part of the Danisco acquisition, DuPont incurred $60 in transaction related costs in the second quarter 2011. Year-to-date 2011, the company incurred $82 in transaction related costs. The transaction related costs were recorded in cost of goods sold and other operating charges.

In the second quarter 2011, Danisco contributed net sales of $246 and net income attributable to DuPont of $(5), which excludes $10 after-tax ($13 pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $31 after-tax ($43 pre-tax) charge related to the fair value step-up of inventories acquired and sold in the second quarter 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following unaudited pro forma summary presents DuPont's consolidated results of operations as if Danisco had been acquired on January 1, 2010. These amounts were calculated after conversion from International Financial Reporting Standards to GAAP and adjusting Danisco's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense incurred on the debt to finance the purchase. The 2011 pro forma earnings were adjusted to exclude the acquisition related costs incurred in 2011 and the nonrecurring expense related to the fair value inventory step-up adjustment discussed above. The 2010 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2010.

	Pro forma for the Three Months Ended June 30,		Pro forma for the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$10,769	$9,281	$21,519	$18,432
Net income attributable to DuPont	1,323	1,149	2,795	2,131

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Fair value of assets acquired
Cash and cash equivalents	$48
Accounts and notes receivable [1]	519
Inventories [2]	709
Property, plant and equipment	1,720
Goodwill [3]	2,925
Other intangible assets [4]	2,859
Other current and non-current assets	78
Total assets acquired	$8,858

Fair value of liabilities assumed
Accounts payable and other accrued liabilities	$433
Short-term borrowings	342
Long-term borrowings	323
Other liabilities	283
Deferred income taxes [5]	1,060
Total liabilities assumed	$2,441

1    The gross amount of accounts and notes receivable acquired was $528, of which $9 was expected to be uncollectible.
2     The fair value of inventories acquired included a step-up in the value of $175, of which $43 was expensed to cost of goods sold and other operating charges in the second quarter 2011 and the remaining amount is expected to be expensed in the remainder of 2011.
3     Goodwill will not be deductible for statutory tax purposes. Goodwill is attributable to Danisco's workforce and the synergies in technology, operations and market access that are expected from the acquisition. See Note 9 for further information regarding the allocation of goodwill by segment.
4    Other intangible assets acquired of $1,002 are indefinite-lived (see Note 9).
5    The deferred income tax liabilities assumed represent the adjustments for the tax impact of fair value adjustments, primarily relating to definite-lived intangible assets.

The above amounts represent the preliminary allocation of purchase price. Final determination of the fair values may result in further adjustments to the values presented above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cozaar®/Hyzaar® income	$79	$69	$127	$288
Royalty income	35	21	66	53
Interest income	32	21	60	40
Equity in earnings of affiliates, excluding exchange gains/losses	35	44	83	86
Net gains on sales of assets	33	89	39	94
Net exchange gains (losses) [1]	4	105	(139)	135
Miscellaneous income and expenses, net [2]	11	115	18	128
Total	$229	$464	$254	$824

__________________________________
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

Note 4.  Employee Separation / Asset Related Charges, Net

At June 30, 2011, total liabilities relating to prior restructuring activities were $28.  A complete discussion of restructuring initiatives is included in the company’s 2010 Annual Report in Note 4, “Employee Separation / Asset Related Charges, Net.”

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs	Other Non- personnel Charges [1]	Total
Balance at December 31, 2010	$46	$1	$47
Payments	(28)	—	(28)
Net translation adjustment	2	—	2
Balance as of June 30, 2011	$20	$1	$21
__________________________________
1     Other non-personnel charges consist of contractual obligation costs.

There were $28 of employee separation cash payments related to the 2009 restructuring program during the six months ended June 30, 2011.  The actions related to the 2009 restructuring program were substantially completed by the end of 2010 with payments continuing into 2011, primarily in Europe.

Note 5.  Provision for Income Taxes

In the second quarter 2011, the company recorded a tax provision of $360, including $7 of tax benefit primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2011, the company recorded a tax provision of $618, including $142 of tax benefit primarily associated with the

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

In the second quarter 2010, the company recorded a tax expense of $400, including $126 of tax expense primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $49 net tax benefit related to the adjustment of income tax accruals associated with settlements of tax contingencies related to prior years.

Year-to-date 2010, the tax provision was $850, which included $211 of tax expense primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and $49 net tax benefit related to the adjustment of income tax accruals associated with settlements of tax contingencies related to prior years.

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

Note 6.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to DuPont	$1,218	$1,159	$2,649	$2,288
Preferred dividends	(2)	(2)	(5)	(5)
Net income available to DuPont common stockholders	$1,216	$1,157	$2,644	$2,283

Denominator:
Weighted-average number of common shares - Basic	930,798,000	907,099,000	927,860,000	906,289,000
Dilutive effect of the company’s employee compensation plans	13,189,000	7,449,000	14,601,000	6,927,000
Weighted-average number of common shares - Diluted	943,987,000	914,548,000	942,461,000	913,216,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Average number of stock options	—	59,083,000	—	61,713,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2011 compared to the same periods last year was primarily due to changes in the company’s average stock price.

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

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy. At June 30, 2011 and December 31, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$172	$—	$172
Available-for-sale securities	12	12	—
	$184	$12	$172

Financial liabilities
Derivatives	$82	$—	$82

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$153	$—	$153
Available-for-sale securities	17	17	—
	$170	$17	$153

Financial liabilities
Derivatives	$132	$—	$132

See Note 10 for further information regarding the fair value of the company's outstanding debt. In addition, see Note 21, “Long-Term Employee Benefits”, to the company's 2010 Annual Report for information regarding the company's pension assets measured at fair value on a recurring basis.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8. Inventories

	June 30, 2011	December 31, 2010
Finished products	$4,078	$3,191
Semifinished products	1,716	2,564
Raw materials, stores and supplies	994	855
	6,788	6,610
Adjustment of inventories to a last-in, first-out (LIFO) basis	(739)	(643)
Total	$6,049	$5,967

Note 9.  Goodwill and Other Intangible Assets

The following table summarizes changes in the carrying amount of goodwill for the six month period ended June 30, 2011, by reportable segment. Changes in goodwill during the six month period ended June 30, 2011 primarily relate to the goodwill associated with the Danisco acquisition (see Note 2).

	June 30, 2011	Goodwill Adjustments and Acquisitions	December 31, 2010
Agriculture	$234	$6	$228
Electronics & Communications	117	—	117
Industrial Biosciences	914	914	—
Nutrition & Health	2,437	2,013	424
Performance Chemicals	185	—	185
Performance Coatings	809	—	809
Performance Materials	410	—	410
Safety & Protection	444	—	444
Total	$5,550	$2,933	$2,617

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,966	$(189)	$1,777	$525	$(160)	$365
Patents	535	(49)	486	118	(44)	74
Purchased and licensed technology	1,638	(842)	796	1,617	(765)	852
Trademarks	57	(24)	33	57	(22)	35
Other [1]	367	(178)	189	333	(163)	170
	4,563	(1,282)	3,281	2,650	(1,154)	1,496

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	72	—	72	—	—	—
Microbial cell factories [2]	306	—	306	—	—	—
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	860	—	860	233	—	233
	2,213	—	2,213	1,208	—	1,208
Total	$6,776	$(1,282)	$5,494	$3,858	$(1,154)	$2,704
_________________________________
1     Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.
2     Microbial cell factories, derived from natural microbes, are used to sustainably produce enzymes, peptides and chemicals using natural metabolic processes. The company recognized the microbial cell factories as an intangible asset upon the acquisition of Danisco. This intangible asset is expected to contribute to cash flows beyond the foreseeable future and there are no legal, regulatory, contractual, or other factors which limit its useful life.
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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $70 and $137 for the three and six month periods ended June 30, 2011, respectively, and $52 and $110 for the three and six month periods ended June 30, 2010, respectively.  The estimated aggregate pre-tax amortization expense for 2011 and each of the next five years is approximately $283, $332, $331, $320, $288 and $200. Estimated aggregate pre-tax amortization expense includes approximately $115 of amortization expense in each of the next five years related to definite-lived intangible assets acquired as part of the Danisco transaction.

Note 10.  Debt

The carrying value of the company's outstanding debt was approximately $14,800 and $10,300 as of June 30, 2011 and December 31, 2010, respectively. The estimated fair value of the company's outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was approximately $15,500 and $10,900 as of June 30, 2011 and December 31, 2010, respectively. The increase in the carrying value and fair value of debt was primarily due to the financing of the Danisco acquisition and the assumption of Danisco's debt.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Short-Term Borrowings

In April 2011, the company issued a total of $1,000 in commercial paper as part of financing the Danisco acquisition. In addition, the company assumed $342 of Danisco's short-term debt, which was refinanced through the issuance of commercial paper in June 2011.

Long-Term Borrowings

In March 2011, the company issued $400 of 1.75% Senior Notes due 2014, $600 of Floating Rate Senior Notes due 2014, $500 of 2.75% Senior Notes due 2016 and $500 of 4.25% Senior Notes due 2021 (collectively referred to as the “Notes”). The Floating Rate Notes bear interest at three-month USD LIBOR (London Interbank Offered Rate) plus 0.42%. The net proceeds of $1,991 from the issuance of the Notes were used as part of financing the Danisco acquisition.

In addition, the company assumed $323 of floating rate DKK denominated long-term debt from Danisco. The floating rate long-term debt bears interest at the Copenhagen Interbank Offered Rate plus a weighted-average margin of 0.85%. The weighted-average remaining maturity of the assumed debt is 10 years.

In January 2011, the company entered into a $4,000 bridge loan facility and a $2,000 bridge loan facility in connection with the acquisition of Danisco. When the company completed the $3,000 financing for the acquisition, the $4,000 bridge loan facility was reduced by an equal amount. The remaining commitments under these facilities terminated on May 19, 2011, when the company acquired approximately 92.2% of Danisco's outstanding shares.

Note 11.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $24 and $20 as of June 30, 2011 and December 31, 2010, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amounts recorded for all indemnifications as of June 30, 2011 and December 31, 2010 was $105 and $100, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $105 at June 30, 2011.  Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies.  At June 30, 2011 and December 31, 2010, the company had directly guaranteed $521 and $544, respectively, of such obligations. In addition, the company had $16 relating to guarantees of historical obligations for divested subsidiaries as of June 30, 2011 and December 31, 2010.  These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At June 30, 2011 and December 31, 2010, a liability of $116 and $109, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 36 percent of the $275 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at June 30, 2011:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$136	$138	$274
Leases on equipment and facilities (terms up to 4 years)	—	1	1
Obligations for other affiliated companies[2]:
Bank borrowings (terms up to 1 year)	203	—	203
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	6	14	20
Revenue bonds (terms up to 4 years)	—	23	23
Total obligations for customers, suppliers, other affiliated companies, and equity affiliates	345	176	521
Obligations for divested subsidiaries[3]:
Conoco (terms up to 15 years)	—	16	16
Total obligations for divested subsidiaries	—	16	16
Total	$345	$192	$537
 ________________________________
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

Litigation

PFOA

DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At June 30, 2011, DuPont has accruals of $21 related to the PFOA matters discussed below.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

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

In July 2005, the company paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel has designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to complete these health studies through July 2012 at a total estimated cost of $32.  In addition, the company is providing state-of-the-art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that PFOA does not cause disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at June 30, 2011, the company has not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

Civil Actions: Drinking Water

At June 30, 2011, there were four additional actions pending brought by or on behalf of water district customers in New Jersey, Ohio and West Virginia. The cases generally claim PFOA contamination of drinking water and seek a variety of relief including compensatory and punitive damages, testing, treatment, remediation and monitoring. In addition, the two New Jersey class actions and the Ohio action, brought by the LHWA, claim “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA).  In the first quarter 2011, the court preliminarily approved the agreement in principle to settle the two New Jersey class actions for $8.3. The final approval hearing occurred in the second quarter 2011; however, the court has not yet issued its decision. Discovery continues in the Ohio action. In the West Virginia class action, the court entered judgment for DuPont in the first quarter 2010 which was affirmed by the Fourth Circuit Court of Appeals in April 2011.

DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

Environmental Actions

Of the total accrual, about $9 is to fund DuPont’s obligations under agreements with the U. S. Environmental Protection Agency (EPA) and the New Jersey Department of Environmental Protection.  In 2005, the company and EPA entered into an agreement settling allegations that DuPont failed to comply with technical reporting requirements under the Toxic Substances Control Act and RCRA. Under the settlement, DuPont paid a fine of $10.25 and committed to undertaking two Supplemental Environmental Projects, one of which has been completed. In 2009, EPA and DuPont entered a Consent Order under the Safe Drinking Water Act. The Consent Order obligates DuPont to survey, sample and test drinking water in and around the company’s Washington Works site and offer treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at the national Provisional Health Advisory for PFOA of 0.40 ppb or greater.

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

At June 30, 2011, there were nine cases in Florida courts alleging that Benlate® caused crop damage.  At the 2006 trial of two cases involving twenty-seven Costa Rican fern growers, the plaintiffs sought damages in the range of $270 to $400.  A $56 judgment was rendered against the company, but was reduced to $24 on DuPont’s motion.  In the fourth quarter 2009, on DuPont’s motion, the judgment was reversed, vacated and the cases were remanded to be tried separately or in small related groups. Plaintiffs sought appellate review of the decision. In December 2010, the appellate court upheld the decision to try the cases separately. The appellate court also affirmed dismissal of the verdicts for seven of the twenty-seven fern growers on grounds that their claims were barred by the statute of limitations.  Plaintiffs are seeking review by the Florida Supreme Court.  On January 19, 2011, the court entered an order in five of the remaining crop cases striking DuPont’s pleadings. The order essentially entered judgment against DuPont as to liability.  DuPont will appeal, but cannot do so until a damages trial results in a monetary judgment against it. In the first damages trial of these crop cases held in June 2011, the jury awarded $0.2 in compensatory damages plus interest and $0.8 in punitive damages. DuPont will appeal.

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

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  As of June 30, 2011, the company has incurred costs and expenses of approximately $2,000 associated with these matters, but does not expect additional significant costs or expenses associated with the remaining ten cases.  At June 30, 2011, the company has accruals of about $0.1 related to Benlate®. The company does not expect losses in excess of the accruals, if any, to be material.

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action captioned Perrine v DuPont, against DuPont that sought relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also sought medical monitoring for an undetermined number of residents in the class area. In November 2010, plaintiffs and DuPont reached an agreement to settle this matter for $70 which the company paid in the first quarter 2011. In addition, the agreement requires DuPont to fund a medical monitoring program. The initial set-up costs associated with the program were included in the $70. The company will reassess its liability related to funding the medical monitoring program as eligible members of the class elect to participate and enroll in the program, as those costs cannot be reasonably estimated at this time. Enrollment in the program is expected to be completed in the third quarter 2011. As of June 30, 2011, the company does not have any accruals related to this matter.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2011, the Condensed Consolidated Balance Sheets included a liability of $423, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of June 30, 2011.

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 12.  Stockholders’ Equity

The company’s Board of Directors authorized a $2,000 share buyback plan in June 2001. During the three months ended June 30, 2011, there were no purchases of stock under this plan. During the six months ended June 30, 2011, the company purchased and retired 5.0 million shares at a total cost of $272 under this plan. During the three and six months ended June 30, 2010, there were no purchases of stock under this plan. As of June 30, 2011, the company has purchased 30.9 million shares at a total cost of $1,484. In April 2011, the company's Board of Directors authorized a $2,000 share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

In August 2011, the company executed a stock buyback program to purchase $400 of its shares under the June 2001 plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A summary of the changes in equity for the three and six months ended June 30, 2011 and 2010 is provided below:

Consolidated Changes in Equity for the Three Months Ended June 30, 2011	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$11,279	—		$237	$304	$9,772	$12,852	$(5,629)	$(6,727)	$470
Comprehensive income:
Net income	1,229	$1,229					1,218			11
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	73	73						73
Net revaluation and clearance of cash flow hedges to earnings	13	13						15		(2)
Pension benefit plans	99	99						99
Other benefit plans	(10)	(10)						(10)
Net unrealized loss on securities	(1)	(1)						(1)
Other comprehensive income, net of tax:	174	174
Comprehensive income	1,403	$1,403	[1]
Common dividends	(385)						(385)
Preferred dividends	(2)						(2)
Common stock issued - compensation plans	207				1	206
Total Equity as of June 30, 2011	$12,502			$237	$305	$9,978	$13,683	$(5,453)	$(6,727)	$479

Consolidated Changes in Equity for the Three Months Ended June 30, 2010	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$8,423			$237	$298	$8,514	$11,463	$(5,804)	$(6,727)	$442
Comprehensive income:
Net income	1,168	$1,168					1,159			9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(89)	(89)						(89)
Net revaluation and clearance of cash flow hedges to earnings	18	18						18
Pension benefit plans	87	87						87
Other benefit plans	(7)	(7)						(7)
Net unrealized loss on securities	(1)	(1)						(1)
Other comprehensive income, net of tax:	8	8
Comprehensive income	1,176	$1,176	[1]
Common dividends	(376)						(375)			(1)
Preferred dividends	(2)						(2)
Common stock issued - compensation plans	55					55
Total Equity as of June 30, 2010	$9,276			$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450
 _________________________________
1    Includes comprehensive income attributable to noncontrolling interests of $9 for the three months ended June 30, 2011 and 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Consolidated Changes in Equity for the Six Months Ended June 30, 2011	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$9,743			$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465
Comprehensive income:
Net income	2,673	$2,673					2,649			24
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	117	117						117
Net revaluation and clearance of cash flow hedges to earnings	34	34						37		(3)
Pension benefit plans	202	202						202
Other benefit plans	(19)	(19)						(19)
Other comprehensive income, net of tax:	334	334
Comprehensive income	3,007	$3,007	[2]
Common dividends	(775)						(768)			(7)
Preferred dividends	(5)						(5)
Common stock issued - compensation plans	804				6	798
Common stock repurchased	(272)								(272)
Common stock retired	—				(2)	(47)	(223)		272
Total Equity as of June 30, 2011	$12,502			$237	$305	$9,978	$13,683	$(5,453)	$(6,727)	$479

Consolidated Changes in Equity for the Six Months Ended June 30, 2010	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$7,651			$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436
Comprehensive income:
Net income	2,305	$2,305					2,288			17
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(151)	(151)						(150)		(1)
Net revaluation and clearance of cash flow hedges to earnings	(12)	(12)						(12)
Pension benefit plans	167	167						167
Other benefit plans	(27)	(27)						(27)
Net unrealized loss on securities	(3)	(3)						(3)
Other comprehensive loss, net of tax:	(26)	(26)
Comprehensive income	2,279	$2,279	[2]
Common dividends	(750)						(748)			(2)
Preferred dividends	(5)						(5)
Common stock issued - compensation plans	101				1	100
Total Equity as of June 30, 2010	$9,276			$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450
 _________________________________
2    Includes comprehensive income attributable to noncontrolling interests of $21 and $16 for the six months ended June 30, 2011 and 2010, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Value Hedges

At June 30, 2011, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments. These swaps allow the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At June 30, 2011 and December 31, 2010, the company had interest rate swap agreements with gross notional amounts of approximately $1,000.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues.  At June 30, 2011 and December 31, 2010, the company had foreign currency exchange contracts with gross notional amounts of $1,276 and $1,220, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options.  At June 30, 2011 and December 31, 2010, the company had energy feedstock and other contracts with gross notional amounts of $87 and $151, respectively.

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

At June 30, 2011 and December 31, 2010, the company had agricultural commodity contracts with gross notional amounts of $191 and $297, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax
Beginning balance	$(11)	$2	$(9)	$(147)	$52	$(95)
Additions and revaluations of derivatives designated as cash flow hedges	(3)	2	(1)	10	(3)	7
Clearance of hedge results to earnings	25	(9)	16	18	(7)	11
Ending balance	$11	$(5)	$6	$(119)	$42	$(77)

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax
Beginning balance	$(47)	$16	$(31)	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	6	(1)	5	(62)	23	(39)
Clearance of hedge results to earnings	52	(20)	32	44	(17)	27
Ending balance	$11	$(5)	$6	$(119)	$42	$(77)

At June 30, 2011, the pre-tax, tax and after-tax amounts expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months are $0, $(1) and $(1), respectively.

Hedges of Net Investment in a Foreign Operation

At June 30, 2011, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes.  At June 30, 2011 and December 31, 2010, the company had foreign currency contracts with gross notional amounts of $8,242 and $7,449, respectively.

During the quarter ended June 30, 2011, the company entered into cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans associated with the acquisition of Danisco. At June 30, 2011 and December 31, 2010, the company had cross-currency swaps with gross notional amounts of $1,074 and $0, respectively.

The company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At June 30, 2011 and December 31, 2010, the company had agricultural commodities contracts with gross notional amounts of $168 and $310, respectively.

For certain acquired Danisco facilities, a portion of electricity purchases are hedged to reduce price volatility using fixed price swaps. At June 30, 2011 and December 31, 2010, the company had energy feedstock contracts with gross notional amounts of $12 and $0, respectively.

Contingent Features

At June 30, 2011, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	$49	2	$40	2	$—		$—
Foreign currency contracts	23	1	20	1	5	3	3	3
Energy feedstocks	1	2	3	1	37	3	75	3
Total derivatives designated as hedging instruments	$73		$63		$42		$78

Derivatives not designated as hedging instruments
Foreign currency contracts	$98	1	$90	1	$23	3	$54	3
Cross-currency swaps	—		—		17	3	—
Energy feedstocks	1	2	—		—		—
Total derivatives not designated as hedging instruments	$99		$90		$40		$54
Total derivatives	$172		$153		$82		$132
 _________________________________
1                    Recorded in accounts and notes receivable, net.
2                    Recorded in other assets.
3                    Recorded in other accrued liabilities.

 The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item		Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships	Three Months Ended June 30, 2011		Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Three Months Ended June 30, 2010
Interest rate swaps	$20	1	$(20)	1	$34	1	$(34)	1
Total	$20		$(20)		$34		$(34)

Derivatives in Fair Value Hedging Relationships	Six Months Ended June 30, 2011		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010		Six Months Ended June 30, 2010
Interest rate swaps	$9	1	$(9)	1	$39	1	$(39)	1
Total	$9		$(9)		$39		$(39)
________________________________
1                Gain (loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2011	Three Months Ended June 30, 2011		Three Months Ended June 30, 2011
Foreign currency contracts	$1	$(7)	2	$—
Agricultural feedstocks	(3)	(1)	3	1	3
Energy feedstocks	(1)	(17)	3	—
Total	$(3)	$(25)		$1

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2011		Six Months Ended June 30, 2011
Foreign currency contracts	$(20)	$(12)	2	$—
Agricultural feedstocks	28	(2)	3	5	3
Energy feedstocks	(2)	(38)	3	—
Total	$6	$(52)		$5

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30, 2010	Three Months Ended June 30, 2010		Three Months Ended June 30, 2010
Foreign currency contracts	$5	$6	2	$—
Agricultural feedstocks	4	(7)	3	—
Energy feedstocks	1	(17)	3	—
Total	$10	$(18)		$—

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2010		Six Months Ended June 30, 2010
Foreign currency contracts	$10	$12	2	$—
Agricultural feedstocks	(42)	(21)	3	(3)	3
Energy feedstocks	(30)	(35)	3	—
Total	$(62)	$(44)		$(3)
__________________________________
1                    OCI is defined as other comprehensive income (loss).
2                  Gain (loss) was reclassified from accumulated other comprehensive income into net sales.
3                    Gain (loss) was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Instruments

	Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated in Hedging Instruments	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010		Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
Foreign currency contracts	$(34)	1	$328	1	$(407)	1	$543	1
Cross-currency swaps	(17)	1	—		(17)	1	—
Agricultural feedstocks	11	2	8	2	12	2	15	2
Energy feedstocks	(1)	2	—		(1)	2	—
Interest rate swaps	(1)	2	—		(1)	2	—
Total	$(42)		$336		(414)		558
__________________________________
1                  Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $55 and $285 for the three and six months ended June 30, 2011, respectively, and $(223) and $(408) for the three and six months ended June 30, 2010, respectively.
2                   Gain was recognized in cost of goods sold and other operating charges.

Note 14. Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$61	$50	$120	$101
Interest cost	314	314	624	630
Expected return on plan assets	(369)	(356)	(734)	(716)
Amortization of unrecognized loss	153	127	306	253
Amortization of prior service cost	4	4	8	8
Net periodic benefit cost	$163	$139	$324	$276

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$9	$7	$17	$14
Interest cost	53	59	106	119
Amortization of unrecognized loss	15	14	30	29
Amortization of prior service benefit	(31)	(26)	(61)	(53)
Net periodic benefit cost	$46	$54	$92	$109

Note 15.  Segment Information

In view of the company's expanded business portfolio following the Danisco acquisition, two new reportable segments have been added: Industrial Biosciences and Nutrition & Health. The Industrial Biosciences segment includes Danisco's enzyme business and the DuPont Sorona® renewably sourced polymer and Bio-PDOTM businesses, previously reported in Other. The new Nutrition & Health segment contains Danisco's food ingredients business and DuPont's Nutrition & Health business, previously reported as part of the Agriculture & Nutrition segment. The former Agriculture & Nutrition segment, now renamed

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Agriculture, includes the Pioneer and Crop Protection businesses. In summary, the company has 14 businesses, aggregated into nine reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company continues to include certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. Prior year's data have been reclassified to reflect the current organizational structure.

Three Months Ended June 30,	Agriculture[2]	Electronics & Communications	Industrial Biosciences[3]		Nutrition & Health[4]		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other	Total[1]
2011
Segment sales	$2,997	$891	$123		$486		$1,995	$1,105	$1,745	$1,025	$—	$1	$10,368
Less transfers	—	(5)	(1)		—		(69)	—	(26)	(3)	—	—	(104)
Net sales	2,997	886	122		486		1,926	1,105	1,719	1,022	—	1	10,264
PTOI	826	103	(7)	[5]	5	[5]	503	73	254	143	80	(37)	1,943

2010
Segment sales	$2,733	$657	$—		$297		$1,569	$962	$1,576	$845	$—	$57	$8,696
Less transfers	(1)	(4)	—		—		(54)	—	(18)	(3)	—	—	(80)
Net sales	2,732	653	—		297		1,515	962	1,558	842	—	57	8,616
PTOI	746	108	—		16		274	75	261	121	70	(16)	1,655

Six Months Ended June 30,	Agriculture[2]	Electronics & Communications	Industrial Biosciences[3]		Nutrition & Health[4]		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other	Total[1]
2011
Segment sales	$6,501	$1,702	$123		$810		$3,792	$2,098	$3,452	$1,990	$—	$37	$20,505
Less transfers	—	(10)	(1)		—		(136)	—	(54)	(6)	—	—	(207)
Net sales	6,501	1,692	122		810		3,656	2,098	3,398	1,984	—	37	20,298
PTOI	1,937	214	(7)	[5]	30	[5]	897	138	542	288	130	(101)	4,068

2010
Segment sales	$5,674	$1,288	$—		$598		$2,983	$1,864	$3,110	$1,634	$—	$105	$17,256
Less transfers	(1)	(8)	—		—		(104)	(1)	(37)	(5)	—	—	(156)
Net sales	5,673	1,280	—		598		2,879	1,863	3,073	1,629	—	105	17,100
PTOI	1,669	213	—		34		464	120	491	223	291	(47)	3,458
_______________________________
1                A reconciliation of total segment PTOI to income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total segment PTOI	$1,943	$1,655	$4,068	$3,458
Net exchange gains (losses), including affiliates	4	105	(139)	135
Corporate expenses and net interest	(358)	(192)	(638)	(438)
Income before income taxes	$1,589	$1,568	$3,291	$3,155

2    As of June 30, 2011, Agriculture net assets were $8,298, an increase of $3,371 from $4,927 at December 31, 2010. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.
3    As of June 30, 2011, Industrial Biosciences net assets were $2,676 compared to $0 at December 31, 2010, due to the Danisco acquisition.
4    As of June 30, 2011, Nutrition & Health net assets were $6,742, an increase of $5,792 from $950 at December 31, 2010. The increase was primarily due to the Danisco acquisition.
5    Included a $(50) charge for transaction related costs and the fair value step-up of inventories that were acquired as part of the Danisco transaction, which impacted the segments as follows: Industrial Biosciences - $(17) and Nutrition & Health - $(33).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 16.  Subsequent Event

In July 2011, certain milestones were met in connection with a non-exclusive global license agreement that the company's subsidiary, Pioneer, entered into with Syngenta AG in December 2010. As a result, and since the milestone payment is being made before regulatory approval is secured by Pioneer, the company will record a $50 charge in research and development expense in the third quarter 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements About Forward-Looking Statements

This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” "believes," “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, outcome of contingencies, such as litigation and environmental matters, expenditures and financial results, are forward-looking statements.

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the United States and other countries in which the company operates;

•
Conditions in the global economy and global capital markets, including economic factors, such as inflation, deflation and fluctuations in currency exchange rates, interest rates and commodity prices, as well as regulatory requirements;

•	Impact of business disruptions, including supply disruptions, and security threats, regardless of cause, including acts of sabotage, terrorism or war, weather events and natural disasters;

•	Inability to protect and enforce the company's intellectual property rights; and

•	Successful integration of acquired businesses and completion of divestitures of underperforming or non-strategic assets or businesses.

For additional information on these and other risks and factors that could affect our forward-looking statements, see the company's Risk Factors set forth under Part I, Item 1A of the company's 2010 Annual Report.

Results of Operations

Danisco Acquisition

On May 19, 2011, the company acquired approximately 92.2% of the outstanding shares of Danisco A/S (Danisco), excluding treasury shares, pursuant to the previously announced tender offer. DuPont is in the process of acquiring all of Danisco's remaining outstanding shares through a compulsory acquisition procedure in accordance with Danish law. As of June 30, 2011, DuPont had acquired 98.3% of Danisco's outstanding shares for $6,306 million. DuPont expects to complete the compulsory acquisition procedure and acquire the remaining outstanding shares for $111 million during the third quarter 2011. The Danisco acquisition is valued at $6,417 million, plus net debt assumed of $617 million.

As part of the Danisco acquisition, DuPont incurred $60 million in transaction related costs in the second quarter 2011. Year-to-date 2011, the company incurred $82 million in transaction related costs. The transaction related costs were recorded in cost of goods sold and other operating charges.

In the second quarter 2011, Danisco contributed net sales of $246 million and net income attributable to DuPont of $(5) million, which excludes $10 million after-tax ($13 million pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $31 million after-tax ($43 million pre-tax) charge related to the fair value step-up of inventories acquired and sold in the second quarter 2011.

See Note 2 to the interim Consolidated Financial Statements for additional information.

Overview

Sales of $10.3 billion for the second quarter increased 19 percent versus prior year, principally reflecting higher selling prices. Net income attributable to DuPont for the second quarter increased 5 percent to $1,218 million. Year to date, sales were up 19 percent, with net income attributable to DuPont increasing 16 percent. Higher volume reflects economic growth across all regions with particular strength in developing markets1 where sales were up 29 percent year to date. Demand remains strong for many of the company's key product lines including crop protection products, seeds, titanium dioxide, photovoltaic materials and specialty polymers. The company continues to execute strategies for further development and growth of new products, including the successful integration of Danisco. Agriculture, photovoltaics, alternative energy and high value-in-use materials continue to be key focus areas for the company as it addresses global megatrend needs for increased food supply, reduced environmental footprint and security. Programs for productivity remain on track to support a strong balance sheet, cash generation and capital resources.

Net Sales

Net sales for the second quarter 2011 were $10.3 billion versus $8.6 billion in the prior year, an increase of 19 percent, reflecting 11 percent higher local selling prices, 2 percent higher sales volume, a 3 percent benefit from currency and a 3 percent net increase from portfolio changes, principally the Danisco acquisition. Local selling prices primarily reflect higher prices for titanium dioxide, seeds, fluoroproducts and pass-through of significantly higher precious metals costs. Sales volume increased in all regions except Canada, with volume up 1 percent in the United States of America (U.S.) and 3 percent in the rest of the world. Sales in developing markets of $3.1 billion improved 29 percent from 2010, and the percentage of total company sales in these markets for the quarter increased to 30 percent from 28 percent.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2011		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$10.3	19	11	3	2	3
U.S.	4.1	14	9	—	1	4
Europe, Middle East & Africa (EMEA)	2.6	22	9	8	1	4
Asia Pacific	2.3	26	16	4	4	2
Latin America	0.9	28	12	3	11	2
Canada	0.4	3	5	4	(7)	1
 _______________________________
1   Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

Net sales for the six months ended June 30, 2011 were $20.3 billion versus $17.1 billion in the prior year, an increase of 19 percent reflecting 10 percent higher local selling prices, 5 percent higher sales volume, a 2 percent benefit from currency and a 2 percent net increase from portfolio changes. Local selling prices principally reflect higher prices for titanium dioxide, seeds, fluoroproducts and pass-through of significantly higher precious metals costs. Sales volume was higher across all segments and all regions except Canada, with volume improving 2 percent in the U.S. and 7 percent in the rest of the world. Sales in developing markets of $6.1 billion improved 29 percent from 2010, and the percentage of total company sales in these markets increased to 30 percent from 28 percent.

	Six Months Ended June 30, 2011		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$20.3	19	10	2	5	2
U.S.	8.1	14	8	—	2	4
EMEA	5.3	18	8	2	6	2
Asia Pacific	4.3	27	15	3	8	1
Latin America	1.9	29	11	3	15	—
Canada	0.7	6	4	4	(2)	—

Other Income, Net

Other income, net, totaled $229 million for the second quarter 2011 as compared to $464 million in the prior year, a decrease of $235 million. The decrease is largely attributable to a decrease in net pre-tax exchange gains of $101 million, the absence of a benefit of $59 million recorded in the second quarter 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, a $56 million decrease in net gains on sales of assets and a $38 million decrease in insurance recoveries.

For the six months ended June 30, 2011, other income, net, was $254 million as compared to $824 million last year, a decrease of $570 million. The decrease is largely attributable to a $274 million change in net pre-tax exchange gains (losses), $161 million reduction of Cozaar®/Hyzaar® income, the absence of a benefit of $59 million recorded in the second quarter 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, a $55 million decrease in net gains on sales of assets and a $38 million decrease in insurance recoveries.

Additional information related to the company's other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $7.2 billion in the second quarter 2011 versus $6.0 billion in the prior year, an increase of 20 percent. COGS as a percent of net sales was 70 percent versus 69 percent for the second quarter 2010. The one percentage point increase principally reflects costs associated with the Danisco acquisition, including transaction related fees and COGS recorded in the second quarter 2011 related to the fair value step-up of inventory acquired. Higher raw material, energy and freight costs were more than offset by higher selling prices and productivity.

COGS for the six months ended June 30, 2011 was $14.0 billion, an increase of 19 percent versus $11.8 billion in the prior year. COGS was 69 percent of net sales, unchanged from prior year. Year-to-date 2011 COGS included costs associated with the Danisco acquisition, including transaction related fees and the fair value step-up of inventory acquired. Higher raw material, energy and freight costs were more than offset by higher selling prices and productivity.

The company expects $132 million of additional COGS in the remainder of 2011 related to the fair value step-up of inventory acquired in connection with the Danisco transaction.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $1.1 billion for the second quarter 2011 versus $1.0 billion in the prior year. Year-to-date SG&A totaled $2.2 billion versus $2.0 billion in 2010. The increase for the three and six months ended June 30, 2011 was due to increased global commissions, selling and marketing investments, and a currency effect, as well as the addition of selling expense of acquired companies. SG&A was approximately 11 percent of net sales for the three and six month periods ended June 30, 2011 and 12 percent for the same periods in 2010. The one percentage point decrease is due to net sales increasing at a higher rate than SG&A.

Research and Development Expense (R&D)

R&D totaled $462 million and $404 million for the second quarter 2011 and 2010, respectively. For the six month period ended June 30, 2011, R&D was $861 million versus $769 million last year. The increase for the three and six months ended June 30, 2011 in R&D was primarily due to continued growth investment in the Agriculture segment. R&D was approximately 5 percent of net sales for the second quarter 2011 and 2010, respectively. R&D was approximately 4 percent of net sales for the six months ended June 30, 2011 and June 30, 2010, respectively.

Interest Expense

Interest expense totaled $115 million and $103 million for the second quarter 2011 and 2010, respectively. For the six month period ended June 30, 2011, interest expense was $215 million versus $206 million last year. The increase for the three and six months ended June 30, 2011 was primarily due to higher average debt resulting from financing for the Danisco acquisition, partially offset by lower interest rates.

Provision for Income Taxes

The company's effective tax rate for the second quarter 2011 was 22.7 percent as compared to 25.5 percent in 2010. The lower effective tax rate in 2011 versus 2010 principally relates to the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings. This impact more than offsets the absence of a net tax benefit related to the adjustment in the second quarter 2010 of income tax accruals associated with settlements of tax contingencies related to prior years.

The company's effective tax rate for year-to-date 2011 was 18.8 percent as compared to 26.9 percent in 2010. The lower effective tax rate in 2011 versus 2010 principally relates to the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont (Earnings)

Earnings for the second quarter 2011 were $1.2 billion, a 5 percent increase versus prior year. The increase is principally due to higher selling prices and volume, partly offset by higher raw material, energy and freight costs, increased spending for growth initiatives and Danisco acquisition related costs.

For the six months ended June 30, 2011, earnings were $2.6 billion compared to $2.3 billion in the prior year, a 16 percent increase. The increase in earnings principally reflects higher selling prices, higher sales volume and a lower effective tax rate, partly offset by higher raw material, energy and freight costs, increased spending for growth initiatives, lower Pharmaceuticals income and Danisco acquisition related costs.

Corporate Outlook

The company has revised its full-year 2011 earnings outlook to a range of $3.53-$3.79 per share on a reported basis. The revised outlook reflects the impact of the Danisco acquisition, strong second quarter results and the expectation for continued global economic growth. The current outlook also includes acquisition related costs estimated to be $(0.23)-$(0.34) per share and an expected $(0.03) per share charge in the third quarter 2011 related to a Pioneer licensing agreement for corn seed trait technology.

Recent Accounting Pronouncements

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews

In view of the company's expanded business portfolio following the Danisco acquisition, two new reportable segments have been added: Industrial Biosciences and Nutrition & Health. The Industrial Biosciences segment includes Danisco's enzyme business and the DuPont Sorona® renewably sourced polymer and Bio-PDOTM businesses, previously reported in Other. Danisco's enzyme business is a world leader in industrial biotechnology that helps customers improve their performance and environmental footprint. This new Industrial Biosciences segment is a leading developer and manufacturer of industrial enzymes, partnering with global leaders in a wide range of industries.

The new Nutrition & Health segment contains Danisco's food ingredients business and DuPont's Nutritional & Health business, previously reported as part of the Agriculture & Nutrition segment. The former Agriculture & Nutrition segment, now renamed Agriculture, includes the Pioneer and Crop Protection businesses. Danisco's food ingredients businesses principally deliver safe and healthy solutions to a wide range of food and beverage products. This segment holds leading positions within cultures, emulsifiers, gums and natural sweeteners through close-partnering with the world's food manufacturers. Key applications include dairy, baking, ice cream, beverages, confectionery, dietary supplements and chewing gum.

Additional information related to the company's reportable segments is included in Note 15 to the interim Consolidated Financial Statements.

Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and six month periods ended June 30, 2011 compared with the same periods in 2010. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and six month periods ended June 30, 2011 and 2010 is included in Note 15 to the interim Consolidated Financial Statements.

The following tables summarize second quarter and year-to-date 2011 segment sales and related variances versus prior year:

	Three Months Ended
	June 30, 2011		Percentage Change Due to:
	Segment Sales[1] ($ Billions)	Percent Change vs. 2010	Selling Price	Volume	Portfolio and Other
Agriculture	$3.0	10	6	4	—
Electronics & Communications	0.9	36	27	9	—
Industrial Biosciences	0.1	nm	nm	nm	nm
Nutrition & Health	0.5	64	4	2	58
Performance Chemicals	2.0	27	28	(1)	—
Performance Coatings	1.1	15	14	1	—
Performance Materials	1.7	11	14	(2)	(1)
Safety & Protection	1.0	21	6	7	8
___________________________
1    Segment sales include transfers.
nm - not meaningful

	Six Months Ended
	June 30, 2011		Percentage Change Due to:
	Segment Sales[1] ($ Billions)	Percent Change vs. 2010	Selling Price	Volume	Portfolio and Other
Agriculture	$6.5	15	5	9	1
Electronics & Communications	1.7	32	24	8	—
Industrial Biosciences	0.1	nm	nm	nm	nm
Nutrition & Health	0.8	35	5	1	29
Performance Chemicals	3.8	27	25	2	—
Performance Coatings	2.1	13	10	3	—
Performance Materials	3.5	11	10	2	(1)
Safety & Protection	2.0	22	4	10	8
___________________________
1    Segment sales include transfers.
nm - not meaningful

Agriculture - Sales of $3.0 billion were up $264 million, or 10 percent, reflecting 6 percent higher selling prices and 4 percent higher volume.  Pioneer seed growth was led by strong market performance in North America spanning volume, price and portfolio gains. Crop Protection sales increased across all market segments, which more than offset the impact of divested businesses.  PTOI for the quarter of $826 million increased 11 percent on higher sales, partly offset by the impact of portfolio changes.

Year-to-date sales of $6.5 billion increased 15 percent with 9 percent higher volume, 5 percent higher selling prices and a 1 percent favorable impact from portfolio changes.  Pioneer seed business delivered volume and pricing gains in North America and Europe.  Crop Protection sales growth was underpinned by continued strong Rynaxypyr® insecticide sales, solid herbicide and picoxystrobin fungicide growth, partly offset by the impact of divested businesses. Year-to-date PTOI of $1.9 billion increased 16 percent on higher sales.

Electronics & Communications - Sales of $0.9 billion were up 36 percent, with 27 percent higher selling prices, primarily pass-through of metals prices, and 9 percent higher volume. Volume growth was fueled by strong demand for photovoltaics and consumer electronics in Asia Pacific. PTOI of $103 million decreased $5 million reflecting extreme volatility of metals pricing which reduced PTOI by about $20 million and increased spending for photovoltaics growth initiatives.

Year-to-date sales of $1.7 billion were up 32 percent, with 24 percent higher selling prices and 8 percent higher volume. The higher volume reflects strong demand for photovoltaics and consumer electronics in Asia Pacific. Year-to-date PTOI of $214 million was essentially flat as extreme volatility of metals pricing reduced PTOI by about $20 million which partially offset higher sales.

Industrial Biosciences - Second quarter and year-to-date sales of $123 million and PTOI of $(7) million primarily reflects the acquisition of Danisco's enzyme business. Second quarter and year-to-date PTOI included a $17 million charge for transaction related costs and the fair value step-up of inventories that were acquired. PTOI also included approximately $2 million of amortization expense associated with the fair value step-up of intangible assets acquired as part of the acquisition.

Nutrition & Health - Sales of $486 million were up $189 million, or 64 percent, with a 58 percent increase from the acquisition of Danisco's food ingredients business, 4 percent higher selling prices and 2 percent volume growth. PTOI of $5 million decreased $11 million, as higher sales were more than offset by a $33 million charge for transaction related costs and the fair value step-up of inventories that were acquired. PTOI also included approximately $7 million of amortization expense associated with the fair value step-up of intangible assets acquired as part of the acquisition.

Year-to-date sales of $810 million were up 35 percent, with a 29 percent increase from the Danisco acquisition, 5 percent higher selling prices and 1 percent volume growth. Year-to-date PTOI was $30 million, a decrease of $4 million from the same period last year, as higher sales were more than offset by a $33 million charge for transaction related costs and the fair value step-up of inventories that were acquired. PTOI also included approximately $7 million of amortization expense associated with the fair value step-up of intangible assets acquired as part of the acquisition.

Performance Chemicals - Sales of $2.0 billion were up 27 percent, with 28 percent higher selling prices and 1 percent lower volume. Sales increased across all major regions. Higher selling prices stemmed from strong global demand for titanium dioxide, refrigerants, fluoroproducts and industrial chemicals, and more than offset raw material increases. Lower volume reflects weather-related supply disruptions in industrial chemicals. PTOI was $503 million, increasing $229 million on strong sales performance.

Year-to-date sales of $3.8 billion increased 27 percent from the same period last year, reflecting 25 percent higher selling prices and 2 percent higher volume. The sales increase occurred in all regions. Higher selling prices and volume growth were driven by strong demand across most market segments, particularly titanium dioxide, refrigerants, fluoroproducts and industrial chemicals. Year-to-date PTOI was $897 million, increasing $433 million primarily due to higher selling prices.

Performance Coatings - Sales of $1.1 billion were up 15 percent, with 14 percent higher selling prices and 1 percent higher volume. Higher selling prices reflect pricing actions across all market segments to offset higher raw material costs along with a favorable currency impact. Strong demand continued in industrial coatings, particularly in the North American heavy-duty truck markets. PTOI of $73 million decreased $2 million as higher sales were offset by higher raw material, energy and freight costs.

Year-to-date sales of $2.1 billion increased 13 percent from the same period last year, reflecting 10 percent higher selling prices and 3 percent higher volume. The sales increase occurred in all major regions. Higher selling prices reflect pricing actions across all market segments to offset higher raw material costs along with a favorable currency impact. Volume growth reflects increased demand in industrial coatings, particularly in the North American heavy-duty truck markets, along with increases in volume in the OEM market. Year-to-date PTOI was $138 million, an improvement of $18 million from the same period last year. The increase in PTOI primarily reflects the impact of higher sales.

Performance Materials - Sales of $1.7 billion were up 11 percent, with 14 percent higher selling prices, partially offset by 2 percent lower volume and a 1 percent reduction from a portfolio change. Ongoing demand in electronic, packaging and automotive markets led to favorable pricing in all regions. Lower volume reflects supply constraints due to production outages, as well as supply chain disruptions as a result of the Japan earthquake. PTOI of $254 million decreased $7 million due to the absence of a $27 million benefit from a gain on the sale of a business and an insurance recovery in the prior year and lower volume, partially offset by higher selling prices.

Year-to-date sales were $3.5 billion versus $3.1 billion in the same period last year. The 11 percent increase in sales is due to 10 percent higher selling prices and 2 percent higher volume. Higher selling prices and higher volume reflect continued demand in electronic, packaging and automotive markets. Year-to-date PTOI was $542 million, an improvement of $51 million from the same period last year. The increase in PTOI was primarily driven by higher selling prices, partially offset by the absence of a $27 million benefit from a gain on the sale of a business and an insurance recovery in the prior year.

Safety & Protection - Sales of $1.0 billion were up 21 percent, with an 8 percent increase from a portfolio change as a result of the MECS, Inc. (“MECS”) acquisition, 7 percent higher volume and 6 percent higher selling prices. Higher volume reflects continued growth from increased demand for aramid and nonwoven products in industrial and public sector markets across all major regions. Higher selling prices primarily reflect pricing actions taken to offset increases in raw material costs. PTOI of $143 million increased $22 million, primarily driven by the portfolio change and a favorable currency impact, partially offset by higher spending for the Kevlar® high strength material expansion at Cooper River, South Carolina.

Year-to-date sales of $2.0 billion were 22 percent higher than prior year, principally due to a 10 percent increase in volume, an 8 percent increase from the MECS acquisition and 4 percent higher selling prices. Sales growth came from increased demand for aramid and nonwoven products in industrial and public sector markets. Year-to-date PTOI was $288 million, up $65 million on higher volume and a portfolio change, partially offset by higher spending for the Kevlar® expansion at Cooper River.

Pharmaceuticals - Second quarter PTOI was $80 million compared to $70 million in the same period last year. Year-to-date PTOI was $130 million compared to $291 million in the prior year, reflecting the expiration of certain patents for Cozaar®/Hyzaar®.

Other - Sales in the second quarter of $1 million decreased $56 million from the second quarter 2010. PTOI for the second quarter 2011 was a loss of $37 million compared to a loss of $16 million in the second quarter 2010. The PTOI fluctuation reflects lower sales and the absence of $31 million in insurance recoveries in the prior year.

Year-to-date sales were $37 million compared to $105 million in 2010. Year-to-date PTOI was a loss of $101 million compared to a loss of $47 million in the same period last year. The PTOI fluctuation reflects lower sales and the absence of $31 million in insurance recoveries in the prior year.

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $2.5 billion as of June 30, 2011 provide primary liquidity to support all short-term obligations. The company has access to approximately $4.7 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes including letters of credit.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule.

Credit Ratings

In January 2011, after the announcement of the tender offer for Danisco, Moody's Investors Service placed all of the company's credit ratings under review for possible downgrade. In July 2011, Moody's Investors Service affirmed the company's “A2/P-1” ratings and revised the outlook to “Stable”. During the first quarter 2011, Fitch Ratings revised the company's credit outlook to “Stable” from “Negative” and affirmed the company's current ratings. Standard & Poor's responded to the tender offer announcement by placing the company on credit watch with negative implications. Subsequent to this change, in the second quarter 2011, Standard & Poor's affirmed the company's “A/A-1” ratings and revised the outlook to “Stable” from “Negative”.

The company remains committed to a strong financial position and strong investment-grade rating. The company's credit ratings impact its access to the debt capital market and cost of capital. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor’s	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Stable
Fitch Ratings	A	F1	Stable

Summary of Cash Flows

Cash used for operating activities was $644 million for the six months ended June 30, 2011 compared to cash used for operating activities of $424 million during the same period ended in 2010. The $220 million change is primarily due to increases in working capital, mainly driven by higher changes in inventory and accounts receivable due to higher sales, partially offset by higher earnings and the weaker dollar, which was hedged by forward exchange contracts reflected in investing activities.

Cash used for investing activities was $5.0 billion for the six months ended June 30, 2011 compared to cash provided by investing activities of $0.3 billion for the same period last year. The $5.3 billion change was mainly due to the cash paid to acquire Danisco and a net reduction in proceeds from forward exchange contract settlements, partially offset by higher proceeds from the sale of short-term financial instruments. Purchases of property, plant and equipment for the six months ended June 30, 2011 totaled $741 million, an increase of $241 million compared to the prior year.

Cash provided by financing activities was $3.5 billion for the six months ended June 30, 2011 compared to cash used for financing activities of $1.5 billion million for the same period last year. The $5.0 billion change was primarily due to net proceeds from borrowings to finance the Danisco acquisition compared to cash used to pay down debt in the same period last year, and an increase in the proceeds from the exercise of stock options, partially offset by cash used to repurchase common stock.

	Six Months Ended
	June 30,
(Dollars in millions)	2011	2010
Cash used for operating activities	$(644)	$(424)
Purchases of property, plant and equipment	(741)	(500)
Free cash flow	$(1,385)	$(924)

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

Dividends paid to shareholders during the six months ended June 30, 2011 totaled $767 million, including the second quarter 2011 dividend declared on April 27, 2011. In July 2011, the company's Board of Directors declared a third quarter common stock dividend of $0.41 per share. The third quarter dividend was the company's 428th consecutive quarterly dividend since the company's first dividend in the fourth quarter 1904.

The company’s Board of Directors authorized a $2.0 billion share buyback plan in June 2001. During the six months ended June 30, 2011, the company purchased and retired 5.0 million shares at a total cost of $272 million under this plan. During the six months ended June 30, 2010, there were no purchases of stock under this plan. As of June 30, 2011, the company has purchased 30.9 million shares at a total cost of $1.5 billion. In April 2011, the company's Board of Directors authorized a $2.0 billion share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

In August 2011, the company executed a stock buyback program to purchase $400 million of its shares under the June 2001 plan.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $2.5 billion at June 30, 2011, a decrease of $4.3 billion from $6.8 billion at December 31, 2010. The reduction was primarily due to the cash paid to acquire Danisco coupled with the funding of normal working capital needs, purchases of property, plant and equipment, dividend payments and the repurchase of common stock.

Debt

Total debt at June 30, 2011 was $14.8 billion, an increase of $4.5 billion from $10.3 billion at December 31, 2010. The increase was primarily due to the first quarter 2011 issuance of $2.0 billion in Senior Notes and the second quarter 2011 issuance of $1.0 billion in commercial paper to finance the acquisition of Danisco, as well as the assumption of approximately $0.7 billion in Danisco's debt. The proceeds from the remainder of increased borrowings were used to fund normal seasonal working capital needs.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see pages 37 - 38 of the company's 2010 Annual Report, and Note 11 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2010 can be found on page 39 of the company's 2010 Annual Report. The company's contractual obligations at June 30, 2011 have increased approximately $3.0 billion versus prior year-end. The increase is primarily attributable to $2.0 billion of long-term debt issued to finance the Danisco acquisition and $0.9 billion of contractual obligations assumed as part of the Danisco acquisition.

PFOA

See discussion under “PFOA” on pages 46-47 of the company's 2010 Annual Report.

DuPont has established reserves in connection with certain PFOA environmental and litigation matters (see Note 11 to the interim Consolidated Financial Statements).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 13, “Derivatives and Other Hedging Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 47 - 49 of the company's 2010 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

Item 4.  CONTROLS AND PROCEDURES

a)         Evaluation of Disclosure Controls and Procedures

The company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2011, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

In the second quarter 2011, the company acquired Danisco A/S (Danisco) (see Note 2 to the interim Consolidated Financial Statements), which represented approximately 19% of DuPont's total assets as of June 30, 2011. The company is in the process of fully integrating Danisco into its internal controls over financial reporting.

Other than as described above, there has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 11 to the interim Consolidated Financial Statements.

Litigation

PFOA: Environmental and Litigation Proceedings

For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 11 to the interim Consolidated Financial Statements under the heading PFOA.

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

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the company's 2010 Annual Report.

Item 5.	OTHER INFORMATION

The company owns and operates a surface mine near Starke, Florida. The Mine Safety and Health Administration proposed and DuPont paid total penalties of sixteen thousand nine hundred fifty three dollars for citations issued in the first quarter 2011, including nine violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Mine Safety and Health Act of 1977. No citations were received in the second quarter 2011.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	August 8, 2011

By:	/s/Nicholas C. Fanandakis

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

10.3*	Company’s Pension Restoration Plan, as restated effective July 17, 2006.

10.4*	Company’s Rules for Lump Sum Payments, as last amended effective December 20, 2007.

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007).

10.6*
Company’s Equity and Incentive Plan as amended and restated effective March 2, 2011 and approved by the company’s shareholders on April 27, 2011 (incorporated by reference to pages B1-B15 of the company’s Annual Meeting Proxy Statement dated March 18, 2011).

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.8*	Company’s Retirement Savings Restoration Plan, as last amended effective June 1, 2011.

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

______________________________________
*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.