Form 10-Q
period 2011-09-30
DUPONT E I DE NEMOURS & CO
filed 2011-10-25
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The Registrant had 923,919,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2011.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$9,238	$7,001	$29,536	$24,101
Other income, net	161	66	415	890
Total	9,399	7,067	29,951	24,991

Cost of goods sold and other operating charges	7,107	5,443	21,129	17,223
Selling, general and administrative expenses	1,014	782	3,177	2,796
Research and development expense	557	409	1,418	1,178
Interest expense	116	103	331	309
Employee separation / asset related charges, net	36	—	36	—
Total	8,830	6,737	26,091	21,506

Income before income taxes	569	330	3,860	3,485
Provision for (benefit from) income taxes	109	(39)	727	811
Net income	460	369	3,133	2,674
Less: Net income attributable to noncontrolling interests	8	2	32	19
Net income attributable to DuPont	$452	$367	$3,101	$2,655

Basic earnings per share of common stock	$0.48	$0.40	$3.33	$2.92
Diluted earnings per share of common stock	$0.48	$0.40	$3.28	$2.89
Dividends per share of common stock	$0.41	$0.41	$1.23	$1.23

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,750	$4,263
Marketable securities	229	2,538
Accounts and notes receivable, net	8,544	5,635
Inventories	6,413	5,967
Prepaid expenses	154	122
Deferred income taxes	705	534
Total current assets	18,795	19,059
Property, plant and equipment, net of accumulated depreciation (September 30, 2011 - $19,362; December 31, 2010 - $18,628)	13,235	11,339
Goodwill	5,493	2,617
Other intangible assets	5,550	2,704
Investment in affiliates	1,079	1,041
Other assets	3,642	3,650
Total	$47,794	$40,410

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,981	$4,230
Short-term borrowings and capital lease obligations	3,301	133
Income taxes	520	225
Other accrued liabilities	3,568	4,801
Total current liabilities	11,370	9,389
Long-term borrowings and capital lease obligations	12,200	10,137
Other liabilities	11,065	11,026
Deferred income taxes	1,135	115
Total liabilities	35,770	30,667

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2011 - 1,010,894,000; December 31, 2010 - 1,004,351,000	303	301
Additional paid-in capital	9,983	9,227
Reinvested earnings	13,432	12,030
Accumulated other comprehensive loss	(5,684)	(5,790)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2011 and December 31, 2010)	(6,727)	(6,727)
Total DuPont stockholders’ equity	11,544	9,278
Noncontrolling interests	480	465
Total equity	12,024	9,743
Total	$47,794	$40,410

See Notes to the Consolidated Financial Statements beginning on page 6.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities
Net income	$3,133	$2,674
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	944	904
Amortization of intangible assets	195	142
Contributions to pension plans	(272)	(704)
Other noncash charges and credits - net	846	442
Change in operating assets and liabilities - net	(4,415)	(3,423)
Cash provided by operating activities	431	35

Investing activities
Purchases of property, plant and equipment	(1,211)	(899)
Investments in affiliates	(35)	(71)
Payments for businesses - net of cash acquired	(6,459)	—
Proceeds from sales of assets - net of cash sold	62	173
Net decrease in short-term financial instruments	2,365	201
Forward exchange contract settlements	(299)	396
Other investing activities - net	1	(94)
Cash used for investing activities	(5,576)	(294)

Financing activities
Dividends paid to stockholders	(1,152)	(1,122)
Net increase in borrowings	4,503	1,327
Repurchase of common stock	(672)	—
Proceeds from exercise of stock options	833	199
Other financing activities - net	52	(18)
Cash provided by financing activities	3,564	386
Effect of exchange rate changes on cash	68	(60)
(Decrease) increase in cash and cash equivalents	$(1,513)	$67
Cash and cash equivalents at beginning of period	4,263	4,021
Cash and cash equivalents at end of period	$2,750	$4,088

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

On May 19, 2011, the company acquired approximately 92.2 percent of Danisco's outstanding shares, excluding treasury shares, pursuant to the previously announced tender offer. As of September 30, 2011, DuPont had acquired all of Danisco's remaining outstanding shares. This acquisition has established DuPont as a leader in industrial biotechnology with science-intensive innovations that address global challenges in food production and reduced fossil fuel consumption. The Danisco acquisition is valued at $6,417, plus net debt assumed of $617.

As part of the acquisition, DuPont incurred $3 and $85 in transaction related costs in the third quarter 2011 and year-to-date 2011, respectively. These costs were recorded in cost of goods sold and other operating charges.

In the second and third quarters 2011, the businesses acquired from Danisco contributed net sales of $1,000 and net income attributable to DuPont of $(50), which excludes $20 after-tax ($26 pre-tax) of additional interest expense related to the debt issued to finance the acquisition. These contributions included a $125 after-tax ($175 pre-tax) charge related to the fair value step-up of inventories acquired and sold during this time period.

The following unaudited pro forma summary presents DuPont's consolidated results of operations as if Danisco had been acquired on January 1, 2010. These amounts were calculated after conversion from International Financial Reporting Standards to GAAP and adjusting Danisco's results to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, and intangible assets had been applied from January 1, 2010, together with the consequential tax effects. These adjustments also reflect the additional interest expense

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

incurred on the debt to finance the purchase. The 2011 pro forma earnings were adjusted to exclude the acquisition related costs incurred in 2011 and the nonrecurring expense related to the fair value inventory step-up adjustment. The 2010 pro forma earnings were adjusted to include these charges. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings undertaken to finance the acquisition had taken place at the beginning of 2010.

	Pro forma for the Three Months Ended September 30,		Pro forma for the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$9,238	$7,678	$30,757	$26,110
Net income attributable to DuPont	544	400	3,344	2,531

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Fair value of assets acquired
Cash and cash equivalents	$48
Accounts and notes receivable [1]	522
Inventories [2]	709
Property, plant and equipment	1,720
Goodwill [3]	2,900
Other intangible assets [4]	2,859
Other current and non-current assets	79
Total assets acquired	$8,837

Fair value of liabilities assumed
Accounts payable and other accrued liabilities	$482
Short-term borrowings	342
Long-term borrowings	323
Other liabilities	219
Deferred income taxes [5]	1,054
Total liabilities assumed	$2,420
 _______________________________

[1]	The gross amount of accounts and notes receivable acquired was $531, of which $9 was expected to be uncollectible.

[2]
The fair value of inventories acquired included a step-up in the value of $175, of which $132 and $175 was expensed to cost of goods sold and other operating charges for the three and nine month periods ended September 30, 2011, respectively.

[3]
Goodwill will not be deductible for statutory tax purposes. Goodwill is attributable to Danisco's workforce and the synergies in technology, operations and market access that are expected from the acquisition. Approximately $900 and $2,000 of goodwill was allocated to the Industrial Biosciences and Nutrition & Health segments, respectively.

[4]	Other intangible assets acquired of $1,002 are indefinite-lived (see Note 9).

[5]	The deferred income tax liabilities assumed represent the adjustments for the tax impact of fair value adjustments, primarily relating to definite-lived intangible assets.

The above amounts represent the preliminary allocation of purchase price. Final determination of the fair values may result in further adjustments to the values presented above.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 3.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cozaar®/Hyzaar® income	$68	$109	$195	$397
Royalty income	30	36	96	89
Interest income	28	28	88	68
Equity in earnings of affiliates, excluding exchange gains/losses	34	33	117	119
Net (losses) gains on sales of assets	(1)	1	38	96
Net exchange losses [1]	(6)	(160)	(145)	(25)
Miscellaneous income and expenses, net [2]	8	19	26	146
Total	$161	$66	$415	$890

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

Note 4.  Employee Separation / Asset Related Charges, Net

During the third quarter 2011, the company initiated a restructuring program as a result of the integration of Danisco as described below. A complete discussion of the prior restructuring initiatives is included in the company's 2010 Annual Report in Note 4, “Employee Separation / Asset Related Charges, Net.” At September 30, 2011, total liabilities relating to current and prior restructuring activities were $52.

2011 Restructuring Program

During the third quarter 2011, the company initiated a series of actions to achieve the expected cost synergies associated with the Danisco acquisition. As a result, the company recorded a $36 charge in employee separation / asset related charges, net, primarily for employee separation costs in the United States of America (U.S.) and Europe. This charge reduced segment earnings as follows: Industrial Biosciences - $8, Nutrition & Health - $10, and Other - $18. The company expects this initiative and all related payments to be substantially complete in 2013.

Account balances and activity for the 2011 restructuring program are summarized below:

Employee Separation Costs
Charges to income for three and nine months ended September 30, 2011	$36
Payments	(1)
Balance as of September 30, 2011	$35

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

2009 Restructuring Program

Account balances and activity for the 2009 restructuring program are summarized below:

	Employee Separation Costs	Other Non- personnel Charges [1]	Total
Balance at December 31, 2010	$46	$1	$47
Payments	(36)	(1)	(37)
Net translation adjustment	2	—	2
Balance as of September 30, 2011	$12	$—	$12
__________________________________

[1]	Other non-personnel charges consist of contractual obligation costs.

The actions related to the 2009 restructuring program were substantially completed by the end of 2010 with payments continuing into 2011, primarily in Europe.

Note 5.  Provision for Income Taxes

In the third quarter 2011, the company recorded a tax provision of $109, including $41 of tax expense primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2011, the company recorded a tax provision of $727, including $101 of tax benefit primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock

Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to DuPont	$452	$367	$3,101	$2,655
Preferred dividends	(3)	(3)	(8)	(8)
Net income available to DuPont common stockholders	$449	$364	$3,093	$2,647

Denominator:
Weighted-average number of common shares - Basic	932,356,000	908,366,000	929,369,000	906,991,000
Dilutive effect of the company’s employee compensation plans	11,129,000	10,134,000	13,443,000	7,996,000
Weighted-average number of common shares - Diluted	943,485,000	918,500,000	942,812,000	914,987,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average number of stock options	8,678,000	47,108,000	2,904,000	56,845,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2011 compared to the same periods last year was primarily due to changes in the company’s average stock price.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The company has determined that its financial assets and liabilities are level 1 and level 2 in the fair value hierarchy. At September 30, 2011 and December 31, 2010, the following financial assets and financial liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements at September 30, 2011 Using
	September 30, 2011	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$301	$—	$301
Available-for-sale securities	11	11	—
	$312	$11	$301

Financial liabilities
Derivatives	$101	$—	$101

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Level 1 Inputs	Level 2 Inputs
Financial assets
Derivatives	$153	$—	$153
Available-for-sale securities	17	17	—
	$170	$17	$153

Financial liabilities
Derivatives	$132	$—	$132

See Note 10 for further information regarding the fair value of the company's outstanding debt. In addition, see Note 21, “Long-Term Employee Benefits”, to the company's 2010 Annual Report for information regarding the company's pension assets measured at fair value on a recurring basis.

Note 8. Inventories

	September 30, 2011	December 31, 2010
Finished products	$3,773	$3,191
Semifinished products	2,368	2,564
Raw materials, stores and supplies	1,099	855
	7,240	6,610
Adjustment of inventories to a last-in, first-out (LIFO) basis	(827)	(643)
Total	$6,413	$5,967

Note 9.  Goodwill and Other Intangible Assets

The increase in goodwill from $2,617 at December 31, 2010 to $5,493 at September 30, 2011 primarily relates to the goodwill associated with the Danisco acquisition (see Note 2).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,927	$(219)	$1,708	$525	$(160)	$365
Patents	529	(65)	464	118	(44)	74
Purchased and licensed technology	1,815	(859)	956	1,617	(765)	852
Trademarks	57	(24)	33	57	(22)	35
Other [1]	377	(183)	194	333	(163)	170
	4,705	(1,350)	3,355	2,650	(1,154)	1,496

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	71	—	71	—	—	—
Microbial cell factories [2]	306	—	306	—	—	—
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	843	—	843	233	—	233
	2,195	—	2,195	1,208	—	1,208
Total	$6,900	$(1,350)	$5,550	$3,858	$(1,154)	$2,704
_________________________________

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

[2]
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

[3]
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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $58 and $195 for the three and nine month periods ended September 30, 2011, respectively, and $32 and $142 for the three and nine month periods ended September 30, 2010, respectively.  The estimated aggregate pre-tax amortization expense for 2011 and each of the next five years is approximately $284, $334, $333, $322, $290 and $202. Estimated aggregate pre-tax amortization expense includes approximately $115 of amortization expense in each of the next five years related to definite-lived intangible assets acquired as part of the Danisco transaction.

Note 10.  Debt

The carrying value of the company's outstanding debt was approximately $15,500 and $10,300 as of September 30, 2011 and December 31, 2010, respectively. The estimated fair value of the company's outstanding debt, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, was approximately $16,700 and $10,900 as of September 30, 2011 and December 31, 2010, respectively. The increase in the carrying value and fair value of debt was primarily due to the financing of the Danisco acquisition, the assumption of Danisco's debt and the increase in borrowings used to fund normal seasonal working capital needs.

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

In addition, the company assumed $323 of floating rate DKK denominated long-term debt from Danisco. The floating rate long-term debt bears interest at the Copenhagen Interbank Offered Rate plus a weighted-average margin of 0.85%. The weighted-average remaining maturity of the assumed debt is 10 years. In third quarter 2011, the company refinanced $269 of long-term debt assumed from Danisco through the issuance of commercial paper.

In January 2011, the company entered into a $4,000 bridge loan facility and a $2,000 bridge loan facility in connection with the acquisition of Danisco. When the company completed the $3,000 financing for the acquisition, the $4,000 bridge loan facility was reduced by an equal amount. The remaining commitments under these facilities terminated on May 19, 2011, when the company acquired approximately 92.2 percent of Danisco's outstanding shares.

Note 11.  Commitments and Contingent Liabilities

Guarantees

Product Warranty Liability

The company warrants that its products meet standard specifications.  The company’s product warranty liability was $19 and $20 as of September 30, 2011 and December 31, 2010, respectively.  Estimates for warranty costs are based on historical claims experience.

Indemnifications

In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction.  The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite.  In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters.  If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party.  The maximum amount of potential future payments is generally unlimited.  The carrying amounts recorded for all indemnifications as of September 30, 2011 and December 31, 2010 was $106 and $100, respectively.  Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss.  No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $106 at September 30, 2011.  Under the Purchase and Sale Agreement, the company’s total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit.  In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA’s claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit. A 2012 trial date has been set.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Obligations for Equity Affiliates & Others

The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers, suppliers and other affiliated companies.  At September 30, 2011 and December 31, 2010, the company had directly guaranteed $550 and $544, respectively, of such obligations. In addition, the company had $16 relating to guarantees of historical obligations for divested subsidiaries as of September 30, 2011 and December 31, 2010.  These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees.  The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

At September 30, 2011 and December 31, 2010, a liability of $120 and $109, respectively, was recorded for these obligations, representing the amount of payment/performance risk for which the company deems probable. This liability is principally related to obligations of the company’s polyester films joint venture, which are guaranteed by the company.

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 39 percent of the $313 of guaranteed obligations of customers and suppliers. Set forth below are the company’s guaranteed obligations at September 30, 2011:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$142	$170	$312
Leases on equipment and facilities (terms up to 4 years)	—	1	1
Obligations for other affiliated companies[2]:
Bank borrowings (terms less than 1 year)	195	—	195
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	13	6	19
Revenue bonds (terms up to 4 years)	—	23	23
Total obligations for customers, suppliers, other affiliated companies, and equity affiliates	350	200	550
Obligations for divested subsidiaries[3]:
Conoco (terms up to 15 years)	—	16	16
Total obligations for divested subsidiaries	—	16	16
Total	$350	$216	$566
 ________________________________

1	Existing guarantees for customers and suppliers arose as part of contractual agreements.

2	Existing guarantees for equity affiliates and other affiliated companies arose for liquidity needs in normal operations.
3                  The company has guaranteed certain obligations and liabilities related to a divested subsidiary, Conoco, which has indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Imprelis®

The company has received claims and been served with multiple lawsuits seeking class action status alleging that the use of Imprelis® herbicide caused damage to certain trees. In August 2011, the company suspended sales of Imprelis®. In September 2011, the company began a process to fairly resolve claims associated with the use of Imprelis®. The deadline for property owners to file claims is November 30, 2011. In connection with this claims process, the company recorded a charge of $75 in cost of goods sold and other operating charges in the third quarter 2011. The company will continue to evaluate reported claim damage as additional information becomes available, which could result in future charges that cannot be reasonably estimated at this time; the company intends to seek recovery from its insurance carriers for costs associated with this matter in excess of $100.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Litigation

The company is subject to various legal proceedings arising out of the normal course of its business including product liability, intellectual property, commercial, environmental and antitrust lawsuits. It is not possible to predict the outcome of these various proceedings. Except as otherwise noted, management does not anticipate their resolution will have a materially adverse effect on the company's consolidated financial position or liquidity.  However, the ultimate liabilities could be significant to results of operations in the period recognized.

PFOA

DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At September 30, 2011, DuPont has accruals of $21 related to the PFOA matters discussed below.

The accrual includes charges related to DuPont's obligations under agreements with the U.S. Environmental Protection Agency and the New Jersey Department of Environmental Protection.  These obligations include surveying, sampling and testing drinking water in and around the company's Washington Works site and offer treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.

Drinking Water Actions

In August 2001, a class action, captioned Leach v DuPont, was filed in West Virginia state court against DuPont and the Lubeck Public Service District alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the independent science panel to complete these health studies through July 2012 at a total estimated cost of $33.  In addition, the company is providing state-of-the-art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), until the science panel determines that no probable link exists between PFOA and human disease or until applicable water standards can be met without such treatment.  All of the water treatment systems are operating.

The settlement resulted in the dismissal of all claims asserted in the lawsuit except for personal injury claims.  If the independent science panel concludes that no probable link exists between exposure to PFOA and any diseases, then the settlement would also resolve personal injury claims.  If it concludes that a probable link does exist between exposure to PFOA and any diseases, then DuPont would also fund up to $235 for a medical monitoring program to pay for such medical testing.  In this event, plaintiffs would retain their right to pursue personal injury claims.  All other claims in the lawsuit would remain dismissed by the settlement.  DuPont believes that it is remote that the panel will find a probable link.  Therefore, at September 30, 2011, the company has not established any accruals related to medical monitoring or personal injury claims.  However, there can be no assurance as to what the independent science panel will conclude.

At September 30, 2011, there were four other actions pending brought by or on behalf of water district customers. These cases generally claim PFOA contamination of drinking water and seek a variety of relief including compensatory and punitive damages, testing, treatment, remediation and monitoring. In addition, the Ohio action, which was brought by the LHWA and is currently in discovery, claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA).  In the West Virginia action, the court entered judgment for DuPont in the first quarter 2010 which was affirmed by the Fourth Circuit Court of Appeals in April 2011. Plaintiffs are seeking U.S. Supreme Court review. In the third quarter 2011, the court approved an $8.3 class action settlement for two consolidated actions in New Jersey, which the company paid in October 2011. DuPont denies the claims alleged in these civil drinking water actions and is defending itself vigorously.

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

At September 30, 2011, there were nine cases in Florida courts alleging that Benlate® caused crop damage.  The 2006 trial of two cases, involving twenty-seven Costa Rican fern growers, resulted in a verdict against the company. In 2009, the judgment was reversed on appeal and individual trials were ordered. In December 2010, the appellate court affirmed the order for separate trials and the dismissal of the verdicts for seven of the fern growers on grounds that their claims were barred by the statute of limitations.  In August 2011, the Florida Supreme Court declined to hear plaintiffs' appeal. Plaintiffs have filed motions to strike DuPont's pleadings in these two cases. On January 19, 2011, the court entered an order in five of the other crop cases striking DuPont's pleadings for alleged discovery abuse. In the damages trial of one of these cases held in June 2011, the jury awarded $0.2 in compensatory damages plus interest and $0.8 in punitive damages. DuPont will appeal the pre-trial order and the verdict.

The 2010 jury trial of a personal injury case claiming that exposure to Benlate® caused plaintiff's kidney, pancreatic and brain cancer resulted in a unanimous defense verdict. Plaintiff has appealed.

The company does not believe that Benlate® caused the damages alleged in each of these cases and denies the allegations of fraud and misconduct.  The company continues to defend itself in ongoing matters.  At September 30, 2011, the company has accruals of about $0.1 related to Benlate®. The company does not expect losses in excess of the accruals, if any, to be material.

Spelter, West Virginia

In September 2006, a West Virginia state court certified a class action captioned Perrine v DuPont, against DuPont that sought relief including the provision of remediation services and property value diminution damages for 7,000 residential properties in the vicinity of a closed zinc smelter in Spelter, West Virginia. The action also sought medical monitoring for an undetermined number of residents in the class area. In November 2010, plaintiffs and DuPont reached an agreement to settle this matter for $70 which the company paid in the first quarter 2011. In addition, the agreement requires DuPont to fund a medical monitoring program. The initial set-up costs associated with the program were included in the $70. As of September 30, 2011, the company has accruals of $6 related to funding medical monitoring services under the program. The company expects that future costs or charges, if any, associated with the program will not be material.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2011, the Condensed Consolidated Balance Sheets included a liability of $427, relating to these matters and, in management’s opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to two to three times the amount accrued as of September 30, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other

The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 12.  Stockholders’ Equity

The company’s Board of Directors authorized a $2,000 share buyback plan in June 2001. During the three months ended September 30, 2011, the company purchased and retired 8.8 million shares at a total cost of $400 under this plan. During the nine months ended September 30, 2011, the company purchased and retired 13.8 million shares at a total cost of $672 under this plan. During the three and nine months ended September 30, 2010, there were no purchases of stock under this plan. As of September 30, 2011, the company has purchased 39.7 million shares at a total cost of $1,884. In April 2011, the company's Board of Directors authorized a $2,000 share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

A summary of the changes in equity for the three and nine months ended September 30, 2011 and 2010 is provided below:

Consolidated Changes in Equity for the Three Months Ended September 30, 2011	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$12,502	—		$237	$305	$9,978	$13,683	$(5,453)	$(6,727)	$479
Comprehensive income:
Sale of a majority interest in a consolidated subsidiary	(3)									(3)
Net income	460	$460					452			8
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(348)	(348)						(348)
Net revaluation and clearance of cash flow hedges to earnings	22	22						24		(2)
Pension benefit plans	103	103						103
Other benefit plans	(10)	(10)						(10)
Other comprehensive income (loss), net of tax:	(233)	(233)
Comprehensive income	227	$227	[1]
Common dividends	(384)						(382)			(2)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	85					85
Common stock repurchased	(400)								(400)
Common stock retired	—				(2)	(80)	(318)		400
Total Equity as of September 30, 2011	$12,024			$237	$303	$9,983	$13,432	$(5,684)	$(6,727)	$480

Consolidated Changes in Equity for the Three Months Ended September 30, 2010	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$9,276			$237	$298	$8,569	$12,245	$(5,796)	$(6,727)	$450
Comprehensive income:
Net income	369	$369					367			2
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	108	108						106		2
Net revaluation and clearance of cash flow hedges to earnings	1	1						1
Pension benefit plans	86	86						86
Other benefit plans	(8)	(8)						(8)
Net unrealized gain on securities	1	1						1
Other comprehensive income (loss), net of tax:	188	188
Comprehensive income	557	$557	[1]
Common dividends	(374)						(374)
Preferred dividends	(3)						(3)
Common stock issued - compensation plans	195				1	194
Total Equity as of September 30, 2010	$9,651			$237	$299	$8,763	$12,235	$(5,610)	$(6,727)	$454
 _________________________________

1	Includes comprehensive income attributable to noncontrolling interests of $6 and $4 for the three months ended September 30, 2011 and 2010, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Consolidated Changes in Equity for the Nine Months Ended September 30, 2011	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$9,743			$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465
Comprehensive income:
Sale of a majority interest in a consolidated subsidiary	(3)									(3)
Net income	3,133	$3,133					3,101			32
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(231)	(231)						(231)
Net revaluation and clearance of cash flow hedges to earnings	56	56						61		(5)
Pension benefit plans	305	305						305
Other benefit plans	(29)	(29)						(29)
Other comprehensive income (loss), net of tax:	101	101
Comprehensive income	3,234	$3,234	[2]
Common dividends	(1,159)						(1,150)			(9)
Preferred dividends	(8)						(8)
Common stock issued - compensation plans	889				6	883
Common stock repurchased	(672)								(672)
Common stock retired	—				(4)	(127)	(541)		672
Total Equity as of September 30, 2011	$12,024			$237	$303	$9,983	$13,432	$(5,684)	$(6,727)	$480

Consolidated Changes in Equity for the Nine Months Ended September 30, 2010	Total	Comprehensive Income		Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interests
Beginning balance	$7,651			$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436
Comprehensive income:
Net income	2,674	$2,674					2,655			19
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(43)	(43)						(44)		1
Net revaluation and clearance of cash flow hedges to earnings	(11)	(11)						(11)
Pension benefit plans	253	253						253
Other benefit plans	(35)	(35)						(35)
Net unrealized loss on securities	(2)	(2)						(2)
Other comprehensive income (loss), net of tax:	162	162
Comprehensive income	2,836	$2,836	[2]
Common dividends	(1,124)						(1,122)			(2)
Preferred dividends	(8)						(8)
Common stock issued - compensation plans	296				2	294
Total Equity as of September 30, 2010	$9,651			$237	$299	$8,763	$12,235	$(5,610)	$(6,727)	$454
 _________________________________

2	Includes comprehensive income attributable to noncontrolling interests of $27 and $20 for the nine months ended September 30, 2011 and 2010, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Value Hedges

At September 30, 2011, the company maintained a number of interest rate swaps, implemented at the time the debt instruments were issued, that involve the exchange of fixed for floating rate interest payments. These swaps allow the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges. The company maintains no other significant fair value hedges. At September 30, 2011 and December 31, 2010, the company had interest rate swap agreements with gross notional amounts of approximately $1,000.

Cash Flow Hedges

The company maintains a number of cash flow hedging programs to reduce risks related to foreign currency and commodity price risk. While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period.

The company uses foreign currency exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the U.S. dollar value of the related foreign currency-denominated revenues.  At September 30, 2011 and December 31, 2010, the company had foreign currency exchange contracts with gross notional amounts of $1,111 and $1,220, respectively.

A portion of natural gas purchases are hedged to reduce price volatility using fixed price swaps and options.  At September 30, 2011 and December 31, 2010, the company had energy feedstock and other contracts with gross notional amounts of $61 and $151, respectively.

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

At September 30, 2011 and December 31, 2010, the company had agricultural commodity contracts with gross notional amounts of $120 and $297, respectively.

Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax
Beginning balance	$11	$(5)	$6	$(119)	$42	$(77)
Additions and revaluations of derivatives designated as cash flow hedges	13	(5)	8	(18)	6	(12)
Clearance of hedge results to earnings	25	(9)	16	20	(7)	13
Ending balance	$49	$(19)	$30	$(117)	$41	$(76)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Pre-tax	Tax	After-Tax	Pre-tax	Tax	After-Tax
Beginning balance	$(47)	$16	$(31)	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	19	(6)	13	(80)	29	(51)
Clearance of hedge results to earnings	77	(29)	48	64	(24)	40
Ending balance	$49	$(19)	$30	$(117)	$41	$(76)

At September 30, 2011, the pre-tax, tax and after-tax amounts expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months are $57, $(19) and $38, respectively.

Hedges of Net Investment in a Foreign Operation

At September 30, 2011, the company did not maintain any hedges of net investment in a foreign operation.

Derivatives not Designated in Hedging Relationships

The company uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities. The netting of such exposures precludes the use of hedge accounting. However, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities results in a minimal earnings impact, after taxes.  At September 30, 2011 and December 31, 2010, the company had foreign currency contracts with gross notional amounts of $5,172 and $7,449, respectively.

The company entered into cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans associated with the acquisition of Danisco. At September 30, 2011 and December 31, 2010, the company had cross-currency swaps with gross notional amounts of $1,074 and $0, respectively.

The company has risk management programs for agricultural commodities that do not qualify for hedge accounting treatment. At September 30, 2011 and December 31, 2010, the company had agricultural commodities contracts with gross notional amounts of $12 and $310, respectively.

For certain acquired Danisco facilities, a portion of electricity purchases are hedged to reduce price volatility using fixed price swaps. At September 30, 2011 and December 31, 2010, the company had energy feedstock contracts with gross notional amounts of $11 and $0, respectively.

Contingent Features

At September 30, 2011, the company did not maintain any derivative contracts with credit-risk-related contingent features.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following tables provide information on the location and amounts of derivative fair values in the Condensed Consolidated Balance Sheet and derivative gains and losses in the Consolidated Income Statement:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps	$71	2	$40	2	$—		$—
Foreign currency contracts	35	1	20	1	4	4	3	4
Energy feedstocks	—		3	1	24	4	75	4
Total derivatives designated as hedging instruments	$106		$63		$28		$78

Derivatives not designated as hedging instruments
Foreign currency contracts	$170	1	$90	1	$72	4	$54	4
Cross-currency swaps	25	3	—		—		—
Agricultural feedstocks	—		—		1	4	—
Total derivatives not designated as hedging instruments	$195		$90		$73		$54
Total derivatives	$301		$153		$101		$132
 _________________________________
1                    Recorded in accounts and notes receivable, net.
2                    Recorded in other assets.
3                    Recorded in accounts and notes receivable, net and other assets.
4                    Recorded in other accrued liabilities.

 The Effect of Derivative Instruments on the Consolidated Income Statement

Fair Value Hedging

	Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item		Amount of Gain or (Loss) Recognized in Income of Derivative		Amount of Gain or (Loss) Recognized in Income on Hedged Item
Derivatives in Fair Value Hedging Relationships	Three Months Ended September 30, 2011		Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Three Months Ended September 30, 2010
Interest rate swaps	$22	1	$(22)	1	$28	1	$(28)	1
Total	$22		$(22)		$28		$(28)

Derivatives in Fair Value Hedging Relationships	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Interest rate swaps	$31	1	$(31)	1	$67	1	$(67)	1
Total	$31		$(31)		$67		$(67)
________________________________
1                Gain (loss) was recognized in interest expense, which offset to $0.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Cash Flow Hedging

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2011	Three Months Ended September 30, 2011		Three Months Ended September 30, 2011
Foreign currency contracts	$15	$(7)	2	$—
Agricultural feedstocks	5	—		1	3
Energy feedstocks	(7)	(18)	3	—
Total	$13	$(25)		$1

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Foreign currency contracts	$(5)	$(19)	2	$—
Agricultural feedstocks	33	(2)	3	6	3
Energy feedstocks	(9)	(56)	3	—
Total	$19	$(77)		$6

	Amount of Gain or (Loss) Recognized in OCI[1] on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI[1] into Income (Effective Portion)		Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2010	Three Months Ended September 30, 2010		Three Months Ended September 30, 2010
Treasury rate contracts	$(3)	$—		$—
Foreign currency contracts	(12)	(3)	2	—
Agricultural feedstocks	11	—		2	3
Energy feedstocks	(14)	(17)	3	—
Total	$(18)	$(20)		$2

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Treasury rate contracts	$(3)	$—		$—
Foreign currency contracts	(2)	9	2	—
Agricultural feedstocks	(31)	(21)	3	(1)	3
Energy feedstocks	(44)	(52)	3	—
Total	$(80)	$(64)		$(1)
__________________________________
1                    OCI is defined as other comprehensive income (loss).
2                  Gain (loss) was reclassified from accumulated other comprehensive income into net sales.
3                    Gain (loss) was recognized in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Instruments

	Amount of Gain or (Loss) Recognized in Income on Derivative				Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated in Hedging Instruments	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
Foreign currency contracts	$180	1	$(443)	1	$(227)	1	$100	1
Cross-currency swaps	42	1	—		25	1	—
Agricultural feedstocks	(6)	2	(20)	2	6	2	5	2
Energy feedstocks	(1)	2	—		(2)	2	—
Interest rate swaps	—		—		(1)	2	—
Total	$215		$(463)		(199)		105
__________________________________
1                  Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(228) and $57 for the three and nine months ended September 30, 2011, respectively, and $283 and $(125) for the three and nine months ended September 30, 2010, respectively.
2                   Gain (loss) was recognized in cost of goods sold and other operating charges.

Note 14. Long-Term Employee Benefits

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$62	$53	$182	$154
Interest cost	316	316	940	946
Expected return on plan assets	(371)	(360)	(1,105)	(1,076)
Amortization of unrecognized loss	153	126	459	379
Amortization of prior service cost	4	4	12	12
Net periodic benefit cost	$164	$139	$488	$415

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$8	$7	$25	$21
Interest cost	53	60	159	179
Amortization of unrecognized loss	15	15	45	44
Amortization of prior service benefit	(30)	(27)	(91)	(80)
Net periodic benefit cost	$46	$55	$138	$164

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 15.  Segment Information

In the second quarter 2011, in view of the company's expanded business portfolio following the Danisco acquisition, two new reportable segments were added: Industrial Biosciences and Nutrition & Health. The Industrial Biosciences segment includes Danisco's enzyme business and the DuPont Sorona® renewably sourced polymer and Bio-PDOTM businesses, previously reported in Other. The new Nutrition & Health segment contains Danisco's specialty food ingredients business and DuPont's Nutrition & Health business, previously reported as part of the Agriculture & Nutrition segment. The former Agriculture & Nutrition segment, now renamed Agriculture, includes the Pioneer and Crop Protection businesses. In summary, the company has 14 businesses, aggregated into nine reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company continues to include certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

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

Three Months Ended September 30,	Agriculture[2]		Electronics & Communications	Industrial Biosciences[3]		Nutrition & Health[4]		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total[1]
2011
Segment sales	$1,368		$841	$293		$844		$2,142	$1,100	$1,745	$1,001	$—	$2		$9,336
Transfers	(1)		(4)	(4)		—		(58)	—	(27)	(4)	—	—		(98)
Net sales	1,367		837	289		844		2,084	1,100	1,718	997	—	2		9,238
PTOI	(194)	[5,6]	99	(27)	[7,8]	(34)	[7,8]	593	72	231	118	70	(78)	[7]	850

2010
Segment sales	$967		$703	$—		$304		$1,675	$937	$1,578	$871	$—	$49		$7,084
Transfers	—		(4)	—		—		(59)	—	(17)	(3)	—	—		(83)
Net sales	967		699	—		304		1,616	937	1,561	868	—	49		7,001
PTOI	(191)		126	—		10		292	64	281	134	111	(64)		763

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Nine Months Ended September 30,	Agriculture[2]		Electronics & Communications	Industrial Biosciences[3]		Nutrition & Health[4]		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total[1]
2011
Segment sales	$7,869		$2,543	$416		$1,654		$5,934	$3,198	$5,197	$2,991	$—	$39		$29,841
Transfers	(1)		(14)	(5)		—		(194)	—	(81)	(10)	—	—		(305)
Net sales	7,868		2,529	411		1,654		5,740	3,198	5,116	2,981	—	39		29,536
PTOI	1,743	[5,6]	313	(34)	[7,9]	(4)	[7,9]	1,490	210	773	406	200	(179)	[7]	4,918

2010
Segment sales	$6,641		$1,991	$—		$902		$4,658	$2,801	$4,688	$2,505	$—	$154		$24,340
Transfers	(1)		(13)	—		—		(162)	(1)	(54)	(8)	—	—		(239)
Net sales	6,640		1,978	—		902		4,496	2,800	4,634	2,497	—	154		24,101
PTOI	1,478		339	—		44		756	184	772	357	402	(111)		4,221
_______________________________
1                A reconciliation of total segment PTOI to income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total segment PTOI	$850	$763	$4,918	$4,221
Net exchange losses, including affiliates	(6)	(160)	(145)	(25)
Corporate expenses and net interest	(275)	(273)	(913)	(711)
Income before income taxes	$569	$330	$3,860	$3,485

[2]
As of September 30, 2011, Agriculture net assets were $8,058, an increase of $3,131 from $4,927 at December 31, 2010. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[3]	As of September 30, 2011, Industrial Biosciences net assets were $2,596 compared to $0 at December 31, 2010, due to the Danisco acquisition.

[4]	As of September 30, 2011, Nutrition & Health net assets were $6,497, an increase of $5,547 from $950 at December 31, 2010. The increase was primarily due to the Danisco acquisition.

[5]
Included a $(50) charge recorded in research and development expense in connection with a milestone payment associated with a Pioneer licensing agreement. Since this milestone was reached before regulatory approval was secured by Pioneer, it was charged to research and development expense.

[6]
Included a $(75) charge recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 11 for additional information.

[7]	Included a $(36) restructuring charge impacting the following segments: Industrial Biosciences - $(8); Nutrition & Health - $(10); and Other - $(18). See Note 4 for additional information.

[8]
Included a $(132) charge for the fair value step-up of inventories that were acquired as part of the Danisco transaction and sold in the third quarter 2011, which impacted the segments as follows: Industrial Biosciences - $(53) and Nutrition & Health - $(79).

[9]
Included second and third quarter 2011 charges totaling $(182) for transaction related costs and the fair value step-up of inventories that were acquired as part of the Danisco transaction, which impacted the segments as follows: Industrial Biosciences - $(70) and Nutrition & Health - $(112).

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the United States of America (U.S.) and other countries in which the company operates;

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

Results of Operations

Danisco Acquisition

On May 19, 2011, the company acquired approximately 92.2 percent of Danisco's outstanding shares, excluding treasury shares, pursuant to the previously announced tender offer. As of September 30, 2011, DuPont had acquired all of Danisco's remaining outstanding shares. The Danisco acquisition is valued at $6,417 million, plus net debt assumed of $617 million.

As part of the acquisition, DuPont incurred $3 million and $85 million in transaction related costs in the third quarter 2011 and year-to-date 2011, respectively. These costs were recorded in cost of goods sold and other operating charges.

During the third quarter 2011, the company initiated a series of actions to achieve the expected cost and revenue synergies associated with the Danisco acquisition. As part of these actions, the company expects to incur restructuring charges in the third and fourth quarters 2011 totaling approximately $50-65 million, of which $36 million was accrued for in the third quarter 2011. Additionally, the company expects to incur about $50 million of other costs to achieve synergies through 2013, including operating enhancements, consulting fees and relocation related costs, which will be expensed as incurred. These actions are expected to produce pre-tax annual cost savings of at least $130 million beginning in 2013.

In the second and third quarters 2011, the businesses acquired from Danisco contributed net sales of $1.0 billion and net income attributable to DuPont of $(50) million, which excludes $20 million after-tax ($26 million pre-tax) of additional interest expense related to the debt issued to finance the acquisition. These contributions included a $125 million after-tax ($175 million pre-tax) charge related to the fair value step-up of inventories acquired and sold during this time period.

See Note 2 to the interim Consolidated Financial Statements for additional information.

Overview

Net sales of $9.2 billion for the third quarter increased 32 percent versus prior year with net income attributable to DuPont for the third quarter increasing 23 percent to $452 million. Year to date, sales were up 23 percent, with net income attributable to DuPont up 17 percent. For the third quarter, earnings growth largely reflects a significant increase for the company's Titanium Technologies business driven by strong market demand and tight supplies globally for titanium dioxide. Crop protection and seed products sales volumes in Latin America increased versus the prior year, which more than offset the destocking in certain markets for electronic materials and specialty polymers. The company continues to execute strategies for further development and growth of new products, including the successful integration of the businesses acquired from Danisco. Agriculture, photovoltaics, alternative energy and high value-in-use materials continue to be key focus areas for the company as it addresses global megatrend needs for increased food supply, reduced environmental footprint and security. Programs for productivity remain on track to support a strong balance sheet, cash generation and capital resources.

Net Sales

Net sales for the third quarter 2011 were $9.2 billion versus $7.0 billion in the prior year, a 32 percent increase reflecting 15 percent higher local selling prices, 1 percent higher sales volume, a 4 percent benefit from currency and a 12 percent net increase from portfolio changes, principally the Danisco acquisition. Local selling prices were significantly higher for titanium dioxide reflecting strong demand and tight global supply. Prices were also higher for seeds, fluoroproducts and electronic materials, the latter reflecting pass-through of higher precious metals costs. The 1 percent global sales volume increase reflects a 26 percent increase for the Agriculture segment, largely offset by declines in the Electronics & Communications and Performance Materials segments. Sales in developing markets1 of $3.6 billion increased 38 percent versus 2010, representing 39 percent of total company sales in the quarter.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2011		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$9.2	32	15	4	1	12
U.S. & Canada	2.9	23	12	—	(1)	12
Europe, Middle East & Africa (EMEA)	2.4	40	14	11	(2)	17
Asia Pacific	2.4	29	18	4	(1)	8
Latin America	1.5	43	16	3	17	7

 _______________________________
1   Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

Net sales for the nine months ended September 30, 2011 were $29.5 billion versus $24.1 billion in the prior year, an increase of 23 percent reflecting 11 percent higher local selling prices, 4 percent higher sales volume, a 3 percent benefit from currency and a 5 percent net increase from portfolio changes. Local selling prices principally reflect higher prices for titanium dioxide, seeds, fluoroproducts and pass-through of significantly higher precious metals costs. Sales volume was higher across all regions and all segments with the exception of Performance Materials. Sales in developing markets of $9.7 billion improved 32 percent from 2010, and the percentage of total company sales in these markets increased to 33 percent from 31 percent in the prior year.

	Nine Months Ended September 30, 2011		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$29.5	23	11	3	4	5
U.S. & Canada	11.6	16	9	—	1	6
EMEA	7.7	24	9	5	4	6
Asia Pacific	6.7	28	16	3	5	4
Latin America	3.5	35	14	3	15	3

Other Income, Net

Other income, net, totaled $161 million for the third quarter 2011 as compared to $66 million in the prior year, an increase of $95 million. The increase is largely attributable to a decrease in net pre-tax exchange losses of $154 million, offset by a $41 million reduction of Cozaar®/Hyzaar® income.

For the nine months ended September 30, 2011, other income, net, was $415 million as compared to $890 million last year, a decrease of $475 million. The decrease is largely attributable to a $202 million reduction of Cozaar®/Hyzaar® income, an increase of $120 million in net pre-tax exchange losses, the absence of a benefit of $59 million recorded in 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, a $58 million decrease in net gains on sales of assets and a $38 million decrease in insurance recoveries.

Additional information related to the company's other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)

COGS totaled $7.1 billion in the third quarter 2011 versus $5.4 billion in the prior year, an increase of 31 percent. COGS as a percent of net sales decreased 1 percentage point to 77 percent as higher selling prices and productivity improvements more than offset higher costs for raw material, energy and freight, $132 million of additional COGS related to the fair value step-up of inventory acquired from Danisco and a $75 million charge related to Imprelis® claims.

COGS for the nine months ended September 30, 2011 was $21.1 billion, an increase of 23 percent versus $17.2 billion in the prior year. COGS was 72 percent of net sales, which was essentially flat compared to prior year. Year-to-date 2011 COGS included $175 million of additional COGS related to the fair value step-up of inventory acquired from Danisco, $85 million of Danisco transaction related fees and a $75 million charge related to Imprelis® claims. These costs along with higher raw material, energy and freight costs were offset by higher selling prices and productivity improvements.

Selling, General and Administrative Expenses (SG&A)

SG&A totaled $1.0 billion for the third quarter 2011 versus $0.8 billion in the prior year. Year-to-date SG&A totaled $3.2 billion versus $2.8 billion in 2010. The increase for the three and nine months ended September 30, 2011 was due to increased global commissions, selling and marketing investments, as well as the addition of selling expense of acquired companies. SG&A was approximately 11 percent of net sales for the three and nine month periods ended September 30, 2011, and 11 percent and 12 percent for the same periods in 2010, respectively.

Research and Development Expense (R&D)

R&D totaled $557 million and $409 million for the third quarter 2011 and 2010, respectively. For the nine month period ended September 30, 2011, R&D was $1.4 billion versus $1.2 billion last year. The increase for the three and nine months ended September 30, 2011 in R&D was primarily due to the addition of R&D from acquired companies, a $50 million charge for a milestone payment related to a Pioneer licensing agreement and continued growth investment in the Agriculture segment. R&D was approximately 6 percent of net sales for the third quarter 2011 and 2010. R&D was approximately 5 percent of net sales for the nine months ended September 30, 2011 and 2010.

Interest Expense

Interest expense totaled $116 million and $103 million for the third quarter 2011 and 2010, respectively. For the nine month period ended September 30, 2011, interest expense was $331 million versus $309 million last year. The increase for the three and nine months ended September 30, 2011 was primarily due to higher average debt resulting from financing for the Danisco acquisition, partially offset by lower interest rates.

Employee Separation / Asset Related Charges, Net

In connection with the Danisco acquisition, the company recorded a $36 million restructuring charge for the three and nine months ended September 30, 2011. For additional information related to this restructuring program, see the Danisco Acquisition section beginning on page 28 of this report and Note 4 to the interim Consolidated Financial Statements.

Provision for Income Taxes

The company's effective tax rate for the third quarter 2011 was 19.2 percent as compared to (11.8) percent in 2010. The change in effective tax rate in 2011 principally relates to the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

The company's effective tax rate for year-to-date 2011 was 18.8 percent as compared to 23.3 percent in 2010. The change in effective tax rate in 2011 principally relates to the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont (Earnings)

Earnings for the third quarter 2011 were $452 million, a 23 percent increase versus prior year. The increase is principally due to higher local selling prices, currency benefit and higher volume, partly offset by higher raw material, energy and freight costs, increased spending for growth initiatives and Danisco acquisition related costs.

For the nine months ended September 30, 2011, earnings were $3.1 billion compared to $2.7 billion in the prior year, a 17 percent increase. The increase in earnings principally reflects higher local selling prices, higher sales volume and currency benefit, partly offset by higher raw material, energy and freight costs, increased spending for growth initiatives, lower Pharmaceuticals income and Danisco acquisition related costs.

Corporate Outlook

Given the strong performance in the third quarter, the company revised its full-year 2011 earnings outlook to $3.64 - $3.74 per share on a reported basis. Expectations for the fourth quarter include slowing global growth, some destocking, and the recognition that a portion of Agriculture sales in Latin America was shifted to the third quarter by the early start of the planting season. The current outlook includes acquisition related costs estimated to be $(0.23)-$(0.25) per share, a $(0.05) per share charge in the third quarter related to Imprelis® claims and a $(0.03) per share charge in the third quarter related to a Pioneer licensing agreement.

Recent Accounting Pronouncements

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews

In the second quarter 2011, in view of the company's expanded business portfolio following the Danisco acquisition, two new reportable segments were added: Industrial Biosciences and Nutrition & Health. The Industrial Biosciences segment includes Danisco's enzyme business and the DuPont Sorona® renewably sourced polymer and Bio-PDOTM businesses, previously reported in Other. Danisco's enzyme business is a world leader in industrial biotechnology that helps customers improve their performance and environmental footprint. This new Industrial Biosciences segment is a leading developer and manufacturer of industrial enzymes, partnering with global leaders in a wide range of industries.

The new Nutrition & Health segment contains Danisco's specialty food ingredients business and DuPont's Nutritional & Health business, previously reported as part of the Agriculture & Nutrition segment. The former Agriculture & Nutrition segment, now renamed Agriculture, includes the Pioneer and Crop Protection businesses. Danisco's specialty food ingredients businesses principally deliver safe and healthy solutions to a wide range of food and beverage products. The Nutrition & Health segment holds leading positions within cultures, emulsifiers, gums and natural sweeteners through close-partnering with the world's food manufacturers. Key applications include dairy, baking, ice cream, beverages, confectionery, dietary supplements and chewing gum.

Additional information related to the company's reportable segments is included in Note 15 to the interim Consolidated Financial Statements.

Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and nine month periods ended September 30, 2011 compared with the same periods in 2010. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and nine month periods ended September 30, 2011 and 2010 is included in Note 15 to the interim Consolidated Financial Statements.

In connection with the Danisco acquisition, the company recorded a $36 million restructuring charge in the third quarter 2011, which reduced segment PTOI as follows: Industrial Biosciences - $8 million, Nutrition & Health - $10 million, and Other - $18 million. See Note 4 to the interim Consolidated Financial Statements for additional information.

The following tables summarize third quarter and year-to-date 2011 segment sales and related variances versus prior year:

	Three Months Ended
	September 30, 2011		Percentage Change Due to:
	Segment Sales[1] ($ Billions)	Percent Change vs. 2010	Selling Price	Volume	Portfolio and Other
Agriculture	$1.4	41	15	26	—
Electronics & Communications	0.8	20	28	(8)	—
Industrial Biosciences	0.3	nm	nm	nm	nm
Nutrition & Health	0.8	178	6	4	168
Performance Chemicals	2.1	28	29	(1)	—
Performance Coatings	1.1	17	13	4	—
Performance Materials	1.7	11	18	(7)	—
Safety & Protection	1.0	15	8	—	7
___________________________
1    Segment sales include transfers.
nm - not meaningful

	Nine Months Ended
	September 30, 2011		Percentage Change Due to:
	Segment Sales[1] ($ Billions)	Percent Change vs. 2010	Selling Price	Volume	Portfolio and Other
Agriculture	$7.9	18	6	11	1
Electronics & Communications	2.5	28	25	3	—
Industrial Biosciences	0.4	nm	nm	nm	nm
Nutrition & Health	1.7	83	5	2	76
Performance Chemicals	5.9	27	26	1	—
Performance Coatings	3.2	14	11	3	—
Performance Materials	5.2	11	13	(1)	(1)
Safety & Protection	3.0	19	5	7	7
___________________________
1    Segment sales include transfers.
nm - not meaningful

Agriculture - Sales of $1.4 billion were up $0.4 billion, or 41 percent, from 26 percent higher volume and 15 percent higher selling prices principally reflecting a strong, early start to the Latin American season. Pioneer volume and price growth was delivered in both corn and soybeans. Crop Protection sales increased across all regions and market segments, led by continued strong demand for Rynaxypyr® insecticide.  PTOI of $(194) million was essentially flat as higher sales were offset by a $75 million charge related to Imprelis® claims and a $50 million charge in connection with a milestone payment associated with a Pioneer licensing agreement.

Year-to-date sales of $7.9 billion increased 18 percent with 11 percent higher volume, 6 percent higher selling prices and a 1 percent favorable impact from portfolio changes. Pioneer seed business delivered volume and pricing gains in all regions, as well as a benefit from portfolio changes. Crop Protection sales growth was underpinned by continued strong demand for Rynaxypyr® insecticide, solid herbicide and picoxystrobin fungicide growth, partly offset by the impact of divested businesses. Year-to-date PTOI of $1.7 billion increased 18 percent on strong sales performance. PTOI included a $75 million charge related to Imprelis® claims and a $50 million charge related to a Pioneer licensing agreement.

Electronics & Communications - Sales of $841 million were up 20 percent, with 28 percent higher selling prices, primarily pass-through of metals prices, offset by 8 percent lower volume. Lower volume reflects destocking in photovoltaics and softness in plasma displays and packaging graphics. PTOI of $99 million decreased $27 million on lower volume.

Year-to-date sales of $2.5 billion were up 28 percent, with 25 percent higher selling prices, primarily pass-through of metals prices, and 3 percent higher volume. Higher volume reflects strong demand for photovoltaics and consumer electronics in Asia Pacific in the first half 2011. Year-to-date PTOI of $313 million decreased $26 million primarily due to extreme volatility of metals pricing which reduced PTOI by about $20 million in the second quarter 2011 and lower volume in the third quarter 2011.

Industrial Biosciences - Sales of $293 million and PTOI of $(27) million primarily reflects the acquisition of Danisco's enzyme business. PTOI included a $53 million charge for the fair value step-up of inventories that were acquired as part of the acquisition and sold in the third quarter 2011 and an $8 million restructuring charge described above. PTOI also included approximately $4 million of amortization expense associated with the fair value step-up of the acquired intangible assets.

Year-to-date sales of $416 million and PTOI of $(34) million primarily reflects the Danisco acquisition. Year-to-date PTOI included a $70 million charge for transaction and integration related costs and the fair value step-up of inventories that were acquired as part of the acquisition and an $8 million restructuring charge. PTOI also included approximately $6 million of amortization expense associated with the fair value step-up of the acquired intangible assets.
Nutrition & Health - Sales of $844 million were up $540 million principally due to the acquisition of Danisco's specialty food ingredients business. PTOI of $(34) million decreased $44 million as higher sales were more than offset by a $79 million charge for the fair value step-up of inventories that were acquired as part of the acquisition and sold in the third quarter 2011 and a $10 million restructuring charge described above. PTOI also included approximately $22 million of amortization expense associated with the fair value step-up of the acquired intangible assets.

Year-to-date sales of $1.7 billion were up 83 percent, with a 76 percent increase from the Danisco acquisition, 5 percent higher selling prices and 2 percent volume growth. Year-to-date PTOI was $(4) million, a decrease of $48 million from the same period last year, as higher sales were more than offset by a $112 million charge for transaction and integration related costs and the fair value step-up of inventories that were acquired and a $10 million restructuring charge. PTOI also included approximately $29 million of amortization expense associated with the fair value step-up of the acquired intangible assets.
Performance Chemicals - Sales of $2.1 billion were up 28 percent, with 29 percent higher selling prices offset by 1 percent lower volume. Higher selling prices were driven by strong global demand for titanium dioxide and fluoropolymers and pass-through pricing of higher raw material costs for industrial chemicals. Volume declined in refrigerants and industrial chemicals. PTOI of $593 million increased $301 million due to higher selling prices.

Year-to-date sales of $5.9 billion increased 27 percent from the same period last year, reflecting 26 percent higher selling prices and 1 percent higher volume. Higher selling prices were primarily driven by strong demand for titanium dioxide and fluoropolymers. Year-to-date PTOI was $1.5 billion, an improvement of $0.7 billion, primarily due to higher selling prices.

Performance Coatings - Sales of $1.1 billion were up 17 percent, with 13 percent higher selling prices and 4 percent higher volume. Higher selling prices reflect favorable currency and pricing actions across all market segments to offset higher raw material costs. Demand increased for OEM motor vehicle coatings and remained strong for industrial coatings, particularly in North American heavy-duty truck market. PTOI of $72 million increased $8 million on strong sales performance led by refinish.

Year-to-date sales of $3.2 billion increased 14 percent from the same period last year, reflecting 11 percent higher selling prices and 3 percent higher volume. The sales increase occurred in all regions. Higher selling prices reflect pricing actions across all market segments to offset higher raw material costs along with a favorable currency impact. Volume growth reflects increased demand in industrial coatings, particularly in the North American heavy-duty truck market, along with increases in volume in the OEM market. Year-to-date PTOI was $210 million, an improvement of $26 million from the same period last year. The increase in PTOI primarily reflects the impact of higher sales.

Performance Materials - Sales of $1.7 billion were up 11 percent, with 18 percent higher selling prices offset by 7 percent lower volume. Higher selling prices offset higher raw material costs. Lower volume reflects broad-based channel destocking along with softening in consumer and industrial markets, and production-related supply issues in ethylene-based polymers. PTOI of $231 million decreased $50 million on lower volume.

Year-to-date sales of $5.2 billion were up 11 percent, with 13 percent higher selling prices, partially offset by 1 percent lower volume and 1 percent reduction from a portfolio change. Higher selling prices in all market segments and regions stemmed from pricing actions to offset higher raw material costs. Year-to-date PTOI of $773 million was essentially flat as higher sales were partially offset by the absence of a $27 million benefit from both a gain on the sale of a business and an insurance recovery in the prior year.

Safety & Protection - Sales of $1.0 billion were up 15 percent, with 8 percent higher selling prices and a 7 percent increase from the MECS, Inc. (“MECS”) acquisition, while volume remained flat. Higher selling prices primarily reflect pricing actions to offset raw material cost increases. PTOI of $118 million decreased $16 million on destocking in industrial markets and higher spending for growth initiatives including the Kevlar® high strength material expansion at Cooper River, South Carolina, which more than offset the impact of the MECS acquisition and favorable currency.

Year-to-date sales of $3.0 billion were 19 percent higher than prior year, with a 7 percent increase from the MECS acquisition, 7 percent higher volume and 5 percent higher selling prices. Sales growth came from increased demand for aramid and nonwoven products principally in the industrial market in the first half 2011. Year-to-date PTOI of $406 million increased $49 million as the impact of the MECS acquisition and higher sales more than offset higher raw material, energy and freight costs and higher spending for growth initiatives.

Pharmaceuticals - Third quarter PTOI was $70 million compared to $111 million in the same period last year. Year-to-date PTOI was $200 million compared to $402 million in the prior year, reflecting the expiration of certain patents for Cozaar®/Hyzaar®.

Other - Sales in the third quarter of $2 million decreased $47 million from the third quarter 2010. Third quarter PTOI was $(78) million compared to $(64) million in the same period last year. The PTOI fluctuation reflects lower sales and an $18 million restructuring charge described above.

Year-to-date sales were $39 million compared to $154 million in 2010. Year-to-date PTOI was $(179) million compared to $(111) million in the same period last year. The PTOI fluctuation reflects lower sales, the absence of $31 million in insurance recoveries in the prior year and an $18 million restructuring charge.

Liquidity & Capital Resources

Management believes the company's ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings provide excellent access to the capital markets. In addition, spending and working capital productivity actions have been implemented. The company will continue to monitor the financial markets in order to respond to changing conditions.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash and cash equivalents and marketable securities balances of $3.0 billion as of September 30, 2011 provide primary liquidity to support all short-term obligations. The company has access to approximately $4.6 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes including letters of credit.

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

Summary of Cash Flows

Cash provided by operating activities was $431 million for the nine months ended September 30, 2011 compared to cash provided by operating activities of $35 million during the same period ended in 2010. The $396 million increase was primarily due to higher earnings and lower contributions to pension plans, partially offset by increases in working capital, mainly driven by higher changes in accounts receivable, due to higher sales, and inventory.

Cash used for investing activities was $5.6 billion for the nine months ended September 30, 2011 compared to cash used by investing activities of $0.3 billion for the same period last year. The $5.3 billion increase was mainly due to the cash paid to acquire Danisco and a net reduction in proceeds from forward exchange contract settlements, partially offset by higher proceeds from the sale of short-term financial instruments. Purchases of property, plant and equipment for the nine months ended September 30, 2011 totaled $1.2 billion, an increase of $0.3 billion compared to the prior year due to continued growth investments aligned with the company's global trends.

Cash provided by financing activities was $3.6 billion for the nine months ended September 30, 2011 compared to cash provided by $0.4 billion for the same period last year. The $3.2 billion increase was primarily due to net proceeds from borrowings to finance the Danisco acquisition and an increase in the proceeds from the exercise of stock options, partially offset by cash used to repurchase common stock.

	Nine Months Ended
	September 30,
(Dollars in millions)	2011	2010
Cash provided by operating activities	$431	$35
Purchases of property, plant and equipment	(1,211)	(899)
Free cash flow	$(780)	$(864)

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

Dividends paid to shareholders during the nine months ended September 30, 2011 totaled $1.2 billion, including the third quarter 2011 dividend declared on July 15, 2011. In October 2011, the company's Board of Directors declared a fourth quarter common stock dividend of $0.41 per share. The fourth quarter dividend was the company's 429th consecutive quarterly dividend since the company's first dividend in the fourth quarter 1904.

The company’s Board of Directors authorized a $2.0 billion share buyback plan in June 2001. During the three months ended September 30, 2011, the company purchased and retired 8.8 million shares at a total cost of $400 million under this plan. During the nine months ended September 30, 2011, the company purchased and retired 13.8 million shares at a total cost of $672 million under this plan. During the three and nine months ended September 30, 2010, there were no purchases of stock under this plan. As of September 30, 2011, the company has purchased 39.7 million shares at a total cost of $1.9 billion. In April 2011, the company's Board of Directors authorized a $2.0 billion share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were $3.0 billion at September 30, 2011, a decrease of $3.8 billion from $6.8 billion at December 31, 2010. The reduction was primarily due to the cash paid to acquire Danisco coupled with the funding of normal working capital needs, purchases of property, plant and equipment, dividend payments and the repurchase of common stock.

Debt

Total debt at September 30, 2011 was $15.5 billion, an increase of $5.2 billion from $10.3 billion at December 31, 2010. The increase was primarily due to the first quarter 2011 issuance of $2.0 billion in Senior Notes and the second quarter 2011 issuance of $1.0 billion in commercial paper to finance the acquisition of Danisco, as well as the assumption of approximately $0.7 billion in Danisco's debt, of which $0.6 billion was refinanced through the issuance of commercial paper. The proceeds from the remainder of increased borrowings were used to fund normal seasonal working capital needs.

Guarantees and Off-Balance Sheet Arrangements

For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see pages 37 - 38 of the company's 2010 Annual Report, and Note 11 to the interim Consolidated Financial Statements.

Contractual Obligations

Information related to the company's contractual obligations at December 31, 2010 can be found on page 39 of the company's 2010 Annual Report. The company's contractual obligations at September 30, 2011 have increased approximately $3.0 billion versus prior year-end. The increase is primarily attributable to $2.0 billion of long-term debt issued to finance the Danisco acquisition and $0.6 billion of contractual obligations assumed as part of the Danisco acquisition.

PFOA

See discussion under “PFOA” on pages 46-47 of the company's 2010 Annual Report and Note 11 to the interim Consolidated Financial Statements.

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

As of September 30, 2011, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

During the third quarter 2011, the company completed the acquisition of Danisco A/S (Danisco) (see Note 2 to the interim Consolidated Financial Statements), which represented approximately 20 percent of DuPont's total assets as of September 30, 2011. The company is in the process of fully integrating Danisco into its internal controls over financial reporting.

Other than as described above, there has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

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

Chambers Works Plant, Deepwater, New Jersey

In 2010, the government initiated an enforcement action alleging that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act (CAA) and the Federal Clean Air Act Regulations (FCAR) governing Leak Detection and Reporting and that it failed to report emissions of a compound from Chambers Works' waste water treatment facility under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits. DuPont is in settlement negotiations with EPA and the Department of Justice (DOJ).

DuPont and the New Jersey Department of Environmental Protection (NJDEP) have agreed in principle to settle alleged violations of hazardous waste regulations in 2009. DuPont will pay a penalty of $725,000 and enhance its program to manage historical residual waste materials at Chambers Works.

DuPont and DOJ have agreed in principle to settle allegations of environmental non-compliance at Chambers Works that arose from an investigation into DuPont's management of hazardous waste in rail cars. DuPont will pay a $250,000 penalty and enhance the program for management of on-site rail cars containing hazardous waste.

Edge Moor Plant, Edgemoor, Delaware

DuPont, the State of Delaware, EPA and DOJ have agreed in principle on a $500,000 penalty and an engineering analysis of Edge Moor's wastewater handling systems to settle allegations of permit non-compliance under certain Clean Water Act.

Yerkes Plant, Buffalo, New York

The government alleges that the facility violated recordkeeping requirements of certain provisions of the CAA and the FCAR governing Leak Detection and Reporting and that it failed to accurately report emissions under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2006 and 2010 following separate environmental audits. DuPont is in settlement negotiations with EPA and DOJ.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the company's 2010 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2001, the Board of Directors authorized up to $2.0 billion for repurchases of the company's common stock. During the third quarter 2011, the company paid $400 million to purchase and retire 8.8 million shares at an average price of $45.27 per share under this plan. As of September 30, 2011, cumulative purchases of common stock under this plan are 39.7 million shares at a cost of approximately $1.9 billion. There is no expiration date on the current authorization and no determination has been made by the company to suspend or cancel purchases under the plan.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2011:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program (Dollars in millions)
September	8,836,596	$45.27	8,836,596	$116
Total	8,836,596		8,836,596

Item 5.	OTHER INFORMATION

The company owns and operates a surface mine near Starke, Florida. The company is contesting citations issued by the Mine Safety and Health Administration in the third quarter 2011, including 19 violations that could significantly and substantially contribute to the cause and effect of a mine safety or health hazard under the Mine Safety and Health Act of 1977. Penalties for these citations have not yet been assessed.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 25, 2011

By:	/s/Nicholas C. Fanandakis

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

10.3*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective December 20, 2007 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

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

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective June 1, 2011 (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

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