Form 10-K
period 2011-12-31
DUPONT E I DE NEMOURS & CO
filed 2012-02-09
CIK 30554

2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
____________________________________________________________________________
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
Title of Each Class
__________________________________________________
Common Stock ($.30 par value)
Preferred Stock
(without par value-cumulative)
$4.50 Series
$3.50 Series
No securities are registered pursuant to Section 12(g) of the Act.
_____________________________________________________
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2011, was approximately $50.3 billion.
        As of January 31, 2012, 932,253,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 25, 2012	III

E. I. du Pont de Nemours and Company
Form 10-K

The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2012 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I
ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont brings world-class science and engineering to the global marketplace in the form of innovative products, materials and services. The company believes that by collaborating with customers, governments, non-governmental organizations and thought leaders it can help find solutions to such global challenges as providing enough healthy food for people everywhere, decreasing dependence on fossil fuels, and protecting life and the environment. Total worldwide employment at December 31, 2011, was approximately 70,000 people. The company has operations in more than 90 countries worldwide and about 65 percent of consolidated net sales are made to customers outside the United States of America (U.S.).

Subsidiaries and affiliates of DuPont conduct manufacturing, seed production or selling activities and some are distributors of products manufactured by the company. As a science and technology based company, DuPont competes on a variety of factors such as product quality and performance or specifications, continuity of supply, price, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided. Most products are marketed primarily through DuPont's sales force, although in some regions, more emphasis is placed on sales through distributors. The company utilizes numerous suppliers as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

In 2011, DuPont acquired Danisco A/S (Danisco), a global enzyme and specialty food ingredients company. This acquisition was valued at $6.4 billion, plus net debt assumed of $0.6 billion.

Business Segments
The company consists of 14 businesses which are aggregated into nine reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

Agriculture
Agriculture businesses, Pioneer Hi-Bred International, Inc. (Pioneer) and DuPont Crop Protection, leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for approximately 50 percent of the company's total research and development expense in 2011.

Sales of the company's products in the segment are affected by seasonal cropping and weather patterns. Sales and earnings performance in the Agriculture segment are strongest in the first half of the year reflecting the northern hemisphere planting season. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its business, Agriculture's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture segment are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

Pioneer is a world leader in developing, producing and marketing corn hybrid and soybean varieties which improve the productivity and profitability of its customers. Additionally, Pioneer sells canola, sunflower, sorghum, inoculants, wheat and rice. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer seed sales amounted to 16 percent, 17 percent and 18 percent of the company's total consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively.

Part I
ITEM 1.  BUSINESS, continued

Pioneer's research and development focuses on integrating high yielding germplasm with value added proprietary and/or licensed native and biotechnology traits with local environment and service expertise. Pioneer uniquely develops integrated products for specific regional application based on local product advancement and testing of the product concepts. Research and development in this arena requires long-term commitment of resources, extensive regulatory efforts and collaborations, partnerships and business arrangements to successfully bring products to market. Pioneer licenses biotechnology traits from third parties as a normal course of business. To protect its investment, the business employs the use of patents covering germplasm and native and biotechnology traits in accordance with country laws.

Pioneer is actively pursuing the development of innovations for corn hybrid, soybean varieties, canola, sunflower, wheat and rice based on market assessments of the most valuable opportunities. In corn hybrids, programs include innovations for drought and nitrogen efficiency, insect protection and herbicide tolerance. In soybean varieties, programs include products with high oleic content, multiple herbicide tolerance and insect protection.

Pioneer has seed production facilities located throughout the world. Seed production is performed directly by the business or contracted with independent growers and conditioners. Pioneer's ability to produce seeds primarily depends upon weather conditions and availability of reliable contract growers.

Pioneer markets and sells seed product primarily under the Pioneer® brand but also sells and distributes products utilizing additional brand names. Pioneer promotes its products through multiple marketing channels around the world. In the corn and soybean markets of the U.S. Corn Belt, Pioneer® brand products are sold through a specialized force of independent sales representatives. Outside of North America Pioneer's products are marketed through a network of subsidiaries, joint ventures and independent producer-distributors.

DuPont Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including forestry and land management. Principal crop protection products are weed control, disease control and insect control products. Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. The sales growth of the business' insect control portfolio is led by DuPontTM Rynaxypyr® insecticide, a product registered for sale in over 80 countries and sold under four key brands for use across a broad range of core agricultural crops.

The major commodities, raw materials and supplies for the Agriculture segment include: corn and soybean seeds, benzene and carbamic acid related intermediates, copper, insect control products, natural gas, soybeans and sulfonamides.

Agriculture segment sales outside the U.S. accounted for 54 percent of the segment's total sales in 2011.

Electronics & Communications
Electronics & Communications (E&C) is a leading supplier of differentiated materials and systems for photovoltaics, consumer electronics, displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The segment leverages DuPont's strong materials and technology base to target attractive growth opportunities in photovoltaic materials, circuit and semiconductor fabrication and packaging materials, display materials, packaging graphics, and ink-jet printing. In the growing photovoltaics market, E&C continues to be a leading supplier of metalization pastes and backsheet materials for use in solar cells and modules. In 2011, the segment completed the acquisition of Innovalight, Inc., a company specializing in advanced silicon inks and process technologies that increase the efficiency of crystalline silicon solar cells. The acquisition further strengthens the segment's position as a leader in materials for the solar energy market, enabling a broader and more integrated photovoltaic materials and technology offering from the business. The segment completed a $295 million expansion to support the DuPontTM Tedlar® polyvinyl fluoride films business. This included a $120 million investment in capacity expansion to produce the raw materials that make the film, which was completed in 2010, and a multi-phase $175 million investment of high-performance Tedlar® PV2001 series oriented film production completed in 2011. Tedlar® films serve as the critical component of photovoltaic module backsheets, providing long-term durability and performance in all weather conditions.

In the displays market, E&C continues to be a leading materials supplier for plasma displays. In 2011, the segment signed a technology licensing agreement with a leading Asian manufacturer of active matrix organic light emitting diode (AMOLED) display products that will enable solution-process technology developed by the manufacturer to be used in the segment's production of large AMOLED television displays.

Part I
ITEM 1.  BUSINESS, continued

The segment is expanding its broad portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates. The segment is investing in new products such as Cyrel® FAST Round to strengthen its market leadership position in advanced printing markets. The segment is also expanding its leadership position in black-pigmented inks and developing new color-pigmented inks for network printing applications.

The major commodities, raw materials and supplies for E&C include: block co-polymers, copper, hydroxylamine, oxydianiline, polyester film, precious metals, difluoroethane and pyromellitic dianhydride.

E&C segment sales outside the U.S. accounted for 86 percent of the segment's total sales in 2011.

Industrial Biosciences
Industrial Biosciences is comprised of Danisco's enzyme business acquired in 2011, as well as the DuPontTM Sorona® renewably sourced polymer and BioPDOTM 1,3 propanediol businesses, previously reported in Other. Industrial Biosciences leverages DuPont's unique combination of biotechnology, chemical, materials science and process engineering capabilities to deliver customer-driven, superior-performing, sustainable solutions. Industrial Biosciences is a leader in developing and manufacturing a wide range of enzymes, which are biocatalysts that enable chemical reactions, on a large scale. The segment's enzymes add value and functionality to a broad range of products and processes such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications resulting in cost and process benefits, better product performance and improved environmental outcomes.

The segment includes a joint venture with Tate & Lyle PLC, DuPont Tate and Lyle Bio Products LLC, to produce BioPDOTM using a proprietary fermentation and purification process. BioPDOTM is the key building block for DuPontTM Sorona®, which is used primarily in carpet and apparel fibers.
The major commodities, raw materials and supplies for the Industrial Biosciences segment include: grain products, such as dextrose and glucose, glucoamylase, purified terephthalic acid and glycols.
Industrial Biosciences segment sales outside the U.S. accounted for 53 percent of the segment's total sales in 2011.

Nutrition & Health
Nutrition & Health is comprised of Danisco's world leading specialty food ingredients business and Solae, a majority-owned venture with Bunge Limited, which is a world leader in developing soy based technologies. The segment is the premier provider of innovative solutions for specialty food ingredients, health and safety. The segment's products, which include cultures, emulsifiers, gums, natural sweeteners and soy-based food ingredients, hold leading market positions based on industry leading innovation, relevant product portfolio and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including meat, dairy, beverages and bakery segments. Nutrition & Health has research, production and distribution operations around the world.

Nutrition & Health products are marketed and sold under a variety of brand names and are distributed primarily through its direct route to market. The direct route to market focuses on strong customer collaborations and insights with multinational customers and regional customers alike.

The major commodities, raw materials and supplies for the Nutrition & Health segment include: soybean, oils and fats, grain products, locust bean gum, glycerin, seaweed, acetyls, sugar, yeast and citrus peels.

Nutrition & Health segment sales outside the U.S. accounted for 69 percent of the segment's total sales in 2011.

Performance Chemicals
Performance Chemicals businesses, DuPont Titanium Technologies and DuPont Chemicals and Fluoroproducts, deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, textiles, mining, pulp and paper, water treatment and healthcare.

DuPont Titanium Technologies is the world's largest manufacturer of titanium dioxide, and is dedicated to creating greater value for the coatings, paper, plastics, specialties and minerals markets through service, brand and product. The business' main products include its broad line of DuPontTM Ti-Pure® titanium dioxide products. In 2011, the business announced a global expansion to

Part I
ITEM 1.  BUSINESS, continued

support increased customer demand for titanium dioxide, including a $500 million investment in new production facilities at the company's Altamira, Mexico site scheduled for completion in 2014. In addition, the business is investing in facility upgrades to improve productivity at its other global manufacturing sites over the next three years.

DuPont Chemicals and Fluoroproducts is a leading global manufacturer of industrial and specialty fluorochemicals, fluoropolymers and performance chemicals. The business' broad line of products that include refrigerants, lubricants, propellants, solvents, fire extinguishants and electronic gases, cover a wide range of industries and markets. Key brands include DuPont™ Teflon®, Capstone®, Dymel®, OpteonTM yf, Isceon®, Suva®, Vertrel®, Zyron®, Vazo® and Virkon®.

The major commodities, raw materials and supplies for the Performance Chemicals segment include: ammonia, benzene, chlorine, chloroform, fluorspar, hydrofluoric acid, industrial gases, methanol, natural gas, perchloroethylene, sulfur, petroleum coke and titanium ore.

Performance Chemicals segment sales outside the U.S. accounted for 60 percent of the segment's total sales in 2011.

Performance Coatings
Performance Coatings is one of the world's leading motor vehicle coatings suppliers. Products offered include high performance liquid and powder coatings for motor vehicle original equipment manufacturers (OEMs), the motor vehicle after-market, and general industrial applications, such as coatings for heavy equipment, pipes and appliances and electrical insulation. After-market coatings products are marketed using the DuPontTM Standox®, Spies Hecker®, Cromax Pro® and Nason® brand names. Standox®, Spies Hecker® and Cromax Pro® are focused on the high-end motor vehicle after-markets, while Nason® is primarily focused on economy coating applications. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segments' operating results.

The major commodities, raw materials and supplies for the Performance Coatings segment include: isocyanates, pigments, resins and solvents.

Performance Coatings segment sales outside the U.S. accounted for 75 percent of the segment's total sales in 2011.

Performance Materials
Performance Materials businesses, Performance Polymers and Packaging & Industrial Polymers, provide productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. The key markets served by the segment include the automotive OEM and associated after-market industries, as well as electrical, packaging, construction, oil, electronics, photovoltaics, aerospace, chemical processing and consumer durable goods. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segments' operating results.

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

Packaging & Industrial Polymers specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives, sporting goods, and interlayers for laminated safety glass. Key brands include: DuPontTM Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, SentryGlas®, Butacite® laminate interlayers and Elvaloy® copolymer resins.

The major commodities, raw materials and supplies for the Performance Materials segment include: acrylic monomers, adipic acid, butadiene, butanediol, dimethyl terephthalate, ethane, fiberglass, hexamethylenediamine, methanol, natural gas and purified terephthalic acid.

Performance Materials segment sales outside the U.S. accounted for 68 percent of the segment's total sales in 2011.

Part I
ITEM 1.  BUSINESS, continued

Safety & Protection
Safety & Protection businesses, Protection Technologies, Sustainable Solutions and Building Innovations, satisfy the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products and services to a large number of markets, including construction, transportation, communications, industrial chemicals, oil and gas, electric utilities, automotive, manufacturing, defense, homeland security and safety consulting.

Protection Technologies is focused on finding solutions to protect people and the environment. With products like DuPont™ Kevlar® high strength material, Nomex® thermal resistant material and Tyvek® protective material, the business continues to hold strong positions in life protection markets and meet the continued demand for body armor and personal protective gear for the military, law enforcement personnel, firefighters and other first responders, as well as for workers in the oil and gas industry around the world. In 2011, the business announced the start up of its $500 million Cooper River Kevlar® facility near Charleston, South Carolina. The Cooper River Kevlar® plant uses state-of-the-art technology that will allow the business to meet increased customer demand for advanced protective materials in emerging industries around the world by expanding its portfolio of science-based innovations and boosting productivity. Commercial supply began at the end of 2011.

Sustainable Solutions continues to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. Sustainable Solutions is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Sustainable Solutions is dedicated to clean air, clean fuel and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities. In 2010, the business completed the acquisition of MECS, Inc. (MECS), which is a leading global provider of process technology, proprietary specialty equipment and technical services to the sulfuric acid industry.

Building Innovations is committed to the building science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its DuPont™ Corian® and Montelli® lines of products which offer durable and versatile materials for residential and commercial purposes. Other products such as DuPont™ Tyvek® and Typar® offer leading solutions for the protection and energy efficiency of buildings.

The major commodities, raw materials and supplies for the Safety & Protection segment include: alumina hydroxide, benzene, high density polyethylene, isophthaloyl chloride, metaphenylenediamine, methyl methacrylate, paraphenylenediamine, polyester fiber, terephthaloyl chloride and wood pulp.

Safety & Protection segment sales outside the U.S. accounted for 63 percent of the segment's total sales in 2011.

Pharmaceuticals
On October 1, 2001, DuPont Pharmaceuticals was sold to the Bristol-Myers Squibb Company. DuPont retained its interest in Cozaar® (losartan potassium) and Hyzaar® (losartan potassium with hydrochlorothiazide), which are used in the treatment of hypertension. DuPont has exclusively licensed worldwide marketing and manufacturing rights for Cozaar® and Hyzaar® to Merck & Co., Inc. (Merck).

Pharmaceuticals' Cozaar®/Hyzaar® income is the sum of two parts: income related to a share of the profits from North American sales and certain markets in Europe, and royalty income derived from worldwide contract net sales linked to the exclusivity term in a particular country. Patents and exclusivity started to expire in prior years and the U.S. exclusivity for Cozaar® ended in April 2010. The worldwide agreement terminates when the following conditions are met: (i) the Canadian exclusivity ends (which occurred in January 2012), and (ii) North American sales fall below a certain level, which could occur by year end 2012. The company experienced its first significant step-down in income from Cozaar®/Hyzaar® in 2010 and expects a continued step-down to zero when the contract ends. In general, management expects a traditional earnings and cash decline for a drug going off patent in the pharmaceutical industry to continue until the contract ends.

Backlog
In general, the company does not manufacture its products against a backlog of orders and does not consider backlog to be a significant indicator of the level of future sales activity. Production and inventory levels are based on the level of incoming orders as well as projections of future demand. Therefore, the company believes that backlog information is not material to understanding its overall business and should not be considered a reliable indicator of the company's ability to achieve any particular level of revenue or financial performance.

Part I
ITEM 1.  BUSINESS, continued

Intellectual Property
DuPont believes that its intellectual property estate provides it with an important competitive advantage. It has an established global network of attorneys, as well as branding, advertising and licensing professionals, to procure, maintain, protect, enhance and gain value from this estate.

The company has a large portfolio of and is licensed under various patents. These definite-lived patents cover many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. DuPont owns about 19,000 worldwide patents and is awaiting action on about 18,000 worldwide patent applications. In 2011, the company was granted 910 U.S. patents, the highest number for a single year in the company's history, and about 2,100 international patents. DuPont's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

Trade secrets are an important element of the company's intellectual property. Many of the processes used to make DuPont products are kept as trade secrets which, from time to time, may be licensed to third parties. DuPont vigilantly protects all of its intellectual property including its trade secrets. When the company discovers that its trade secrets have been unlawfully taken, it reports the matter to governmental authorities for investigation and potential criminal action, as appropriate. In addition, the company takes measures to mitigate any potential impact, which may include civil actions seeking redress, restitution and/or damages based on loss to the company and/or unjust enrichment.

Ownership of and access to intellectual property rights, particularly those relating to biotechnology and germplasm, will continue to be important to Pioneer and its competitors. The environment in which Pioneer competes is characterized by the use among competitors of intellectual property rights, including patent lawsuits, to gain advantage in commercial markets. In support of its business, Pioneer continues to build a large collection of intellectual property rights related to biotechnology and germplasm and to license technology from others, including competitors. Pioneer endeavors to obtain such licenses on commercially reasonable terms.

The company has about 2,450 unique trademarks for its products and services and approximately 22,500 registrations for these trademarks worldwide. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level.

Research and Development
The company conducts research at either dedicated research facilities or manufacturing plants. There are twelve major research locations in the U.S. & Canada, with the highest concentration of facilities being located in the Wilmington, Delaware area. Reflecting the company's global interests, five major research locations are located in both the Asia Pacific and Europe, Middle East and Africa (EMEA) regions. One major location is also located in Latin America.

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

Part I
ITEM 1.  BUSINESS, continued

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 12, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 29, 33-34 and (3) Notes 1 and 15 to the Consolidated Financial Statements.

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

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the company's website at http://www.dupont.com by clicking on the tab labeled "Investor Center", then on "Key Financials & Filings" and then on "SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC.

Executive Officers of the Registrant
Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, beginning on page 38 of this report.

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

Part I
ITEM 1A.  RISK FACTORS, continued

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
The company is subject to various laws and regulations around the world governing the environment, including the discharge of pollutants and the management and disposal of hazardous substances. As a result of its operations, including its past operations and operations of divested businesses, the company could incur substantial costs, including remediation and restoration costs. The costs of complying with complex environmental laws and regulations, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. The ultimate costs under environmental laws and the timing of these costs are difficult to predict. The company's accruals for such costs and liabilities may not be adequate because the estimates on which the accruals are based depend on a number of factors including the nature of the matter, the complexity of the site, site geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number and financial viability of other PRPs.

Market acceptance, government policies, rules or regulations and competition could affect the company's ability to generate sales from genetically modified products.
The company is using biotechnology to create and improve products, particularly in its Agriculture segment. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those products on customer acres. In addition, the company uses biotechnology to enhance the performance of its seed products through the addition of specific transgenes. The company's ability to generate sales from such products could be affected by market acceptance of genetically modified products as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds.

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

Part I
ITEM 1A.  RISK FACTORS, continued

competitive, adversely affecting sales.

Changes in government policies and laws could adversely affect the company's financial results.
Sales outside the U.S. constitute approximately 65 percent of the company's 2011 revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in developing markets. Sales from developing markets represent 34 percent of the company's revenue in 2011 and the company's growth plans include focusing on expanding its presence in developing markets. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Economic factors, including inflation, deflation and fluctuations in currency exchange rates, interest rates and commodity prices could affect the company's financial results.
The company is exposed to fluctuations in currency exchange rates, interest rates and commodity prices. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency- denominated revenues and other assets and liabilities created in the normal course of business. Failure to successfully manage these risks could have an adverse impact on the company's financial position, results of operations and cash flows.

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
Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to the company's business. The company endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. The company has designed and implemented internal controls to restrict access to and distribution of its intellectual property. Despite these

Part I
ITEM 1A.  RISK FACTORS, continued

precautions, the company's intellectual property is vulnerable to unauthorized access through cyber-attacks, theft, and other security breaches. When unauthorized access and use or counterfeit products are discovered, the company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.
Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 9, 15 and 20 to the Consolidated Financial Statements.
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Total [1]
Asia Pacific	17	11	1	9	6	3	19	7	73
EMEA	17	4	7	20	4	8	12	5	77
Latin America	15	—	1	7	1	3	1	1	29
U.S. & Canada	56	18	4	14	29	5	20	10	156
	105	33	13	50	40	19	52	23	335

1.	Sites that are used by multiple segments are included more than once in the figures above.
The company's plants and equipment are well maintained and in good operating condition. The company believes it has sufficient capacity to meet demand in 2012. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

DuPont recognizes that the security and safety of its operations are critical to its employees, community and, indeed, to the future of the company. As such, the company has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber attacks. DuPont is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

Part I

ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 15 to the Consolidated Financial Statements.

Litigation
PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 15 to the Consolidated Financial Statements under the heading PFOA.

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

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January of 2008. DuPont, EPA and DOJ began discussions in the fall of 2011 relating primarily to the management of certain materials in the facility's wastewater treatment system. These negotiations continue.

ITEM 4.  MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the company's surface mine in Starke, Florida is included in Exhibit 95 to this report.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 77,000 at January 31, 2012.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2011 and 2010 are shown below.

	Market Prices
2011	High	Low	Per Share Dividend Declared
Fourth Quarter	$49.92	$37.10	$0.41
Third Quarter	56.20	39.94	0.41
Second Quarter	57.00	48.64	0.41
First Quarter	56.19	47.22	0.41

2010
Fourth Quarter	$50.17	$44.21	$0.41
Third Quarter	45.87	33.73	0.41
Second Quarter	41.45	33.66	0.41
First Quarter	39.04	31.88	0.41

Issuer Purchases of Equity Securities
There were no purchases of the company's common stock during the three months ended December 31, 2011.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph presents the cumulative five-year total return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average. For 2011, the company replaced its self-constructed peer group with the Dow Jones Industrial Average. The total return for the company's old peer group consisting of 3M Company; Abbott Laboratories; Air Products & Chemicals, Inc.; Baxter International Inc.; The Boeing Company; Caterpillar Inc.; Eastman Kodak Company; Emerson Electric Co.; Hewlett-Packard Company; Honeywell International Inc.; Ingersoll-Rand plc; Johnson & Johnson; Johnson Controls, Inc.; Kimberly-Clark Corporation; Merck & Co. Inc.; Monsanto Company; Motorola Inc.; The Procter & Gamble Company; and United Technologies Corporation has also been included.

Stock Performance Graph

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
DuPont	$100	$93	$56	$79	$122	$116
S&P 500 Index	100	105	66	84	97	99
Dow Jones Industrial Average	100	109	74	91	104	112
Old Peer Group	100	118	87	104	111	112

The graph assumes that the values of DuPont Common Stock, the S&P 500 Stock Index, the Dow Jones Industrial Average and the old peer group of companies were each $100 on December 31, 2006 and that all dividends were reinvested. The old peer group is weighted by market capitalization.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2011	2010	2009	2008	2007
Summary of operations
Net sales	$37,961	$31,505	$26,109	$30,529	$29,378
Income before income taxes	$4,282	$3,711	$2,184	$2,391	$3,743
Provision for income taxes	$772	$659	$415	$381	$748
Net income attributable to DuPont	$3,474	$3,031	$1,755	$2,007	$2,988
Basic earnings per share of common stock	$3.73	$3.32	$1.93	$2.21	$3.25
Diluted earnings per share of common stock	$3.68	$3.28	$1.92	$2.20	$3.22
Financial position at year-end
Working capital	$6,873	$9,670	$7,898	$5,601	$4,619
Total assets	$48,492	$40,410	$38,185	$36,209	$34,131
Borrowings and capital lease obligations
Short-term	$817	$133	$1,506	$2,012	$1,370
Long-term	$11,736	$10,137	$9,528	$7,638	$5,955
Total equity	$9,062	$9,743	$7,651	$7,552	$11,578
General
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,910	$1,608	$1,432	$2,033	$1,698
Depreciation	$1,283	$1,204	$1,251	$1,169	$1,158
Research and development expense	$1,956	$1,651	$1,378	$1,393	$1,338
Average number of common shares outstanding (millions)
Basic	928	909	904	902	917
Diluted	941	922	909	907	925
Dividends per common share	$1.64	$1.64	$1.64	$1.64	$1.52
At year-end
Employees (thousands)	70	60	58	60	60
Closing stock price	$45.78	$49.88	$33.67	$25.30	$44.09
Common stockholders of record (thousands)	78	81	85	88	92

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the U.S. and other countries in which the company operates;

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

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 8.

Overview
Vision    DuPont's vision is to be the world's most dynamic science company, creating sustainable solutions essential to a better, safer and healthier life for people everywhere. The company is committed to growing shareholder and societal value while reducing its environmental footprint in the value chains in which it operates, over the long-term.

Strategy    The company's strategy for growth is to apply its science and technology to address three challenges driven by global population growth: feeding the world, reducing our dependence on fossil fuels and keeping people and the environment safe. Critical areas for the company's growth are innovation, differential management and productivity. Applying science to deliver innovative solutions and new products in the marketplace generates shareholder value and profitable growth. Differential management is a disciplined process to prioritize and allocate resources across businesses and geographies aligned with growth opportunities. The company continues to achieve fixed cost, working capital and variable cost productivity through disciplined business processes called DuPont Integrated Business Management (DIBM) and DuPont Production System (DPS). DIBM focuses on the business supply chain to maximize efficiency and optimize working capital, while DPS focuses on productivity outcomes to eliminate operational inefficiencies and improve lead time, cycle time and quality.

Goals    The company's long-term plan includes compound annual growth targets of 7 percent for sales and 12 percent for earnings per share. In 2011, sales were up 20 percent with strong contributions across most segments with earnings per share increasing 12 percent. Sales in developing markets, which include China, India, and the countries located in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia, are targeted to make up 40 percent of the company's sales by 2015, a 6 percentage point increase from 2011. In 2011, sales of new products introduced in the last four years were in line with the company's long-term target of 30 percent of total sales. Additionally, the company exceeded its 2011 goals for fixed cost and working capital productivity. The company remains on-track to exceed its three-year 2010-2012 plan of $1 billion fixed cost productivity actions and has already exceeded its three-year 2010-2012 plan of $1 billion working capital productivity. The company is committed to maintain a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations
Acquisition of Danisco In 2011, the company acquired Danisco in a transaction valued at $6.4 billion, plus net debt assumed of $0.6 billion. As part of this acquisition, DuPont incurred $85 million in transaction related costs during 2011, which were recorded in costs of goods sold and other operating charges. In 2011, the businesses acquired from Danisco contributed net sales of $1.7 billion and net income attributable to DuPont of $(7) million, which excludes $30 million after-tax ($39 million pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $125 million after-tax ($175 million pre-tax) charge related to the fair value step-up of inventories acquired and sold during 2011.

In 2011, the company initiated a series of actions to achieve the expected cost and revenue synergies associated with the Danisco acquisition. As part of these actions, the company incurred restructuring charges totaling $53 million. Additionally, the company expects to incur about $50 million of other costs to achieve synergies through 2013, including operating enhancements, consulting fees and relocation related costs, which will be expensed as incurred. These actions are expected to produce pre-tax annual cost savings of at least $130 million beginning in 2012, a full year ahead of the original schedule.

See Note 2 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2011	2010	2009
NET SALES	$37,961	$31,505	$26,109

2011 versus 2010   The table below shows a regional breakdown of 2011 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2011 Net Sales	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$38.0	20	11	2	1	6
U.S. & Canada	14.3	16	10	—	1	5
Europe, Middle East and Africa (EMEA)	10.0	23	10	4	—	9
Asia Pacific	8.9	22	16	3	(3)	6
Latin America	4.8	29	13	2	10	4

Sales increased 20 percent, principally reflecting higher local selling prices and the sales added from businesses acquired from Danisco. Local selling prices were significantly higher for titanium dioxide, seeds, fluoroproducts and electronic products, with the latter reflecting pass through pricing for higher precious metals costs. Worldwide sales volume increased 1 percent as strong volume growth in Agriculture was largely offset by declines in Electronic & Communications, Performance Chemicals and Performance Materials. The declines occurred primarily during the fourth quarter, resulting from destocking in photovoltaics, polymer and industrial supply chains, as well as weaker demand for company products supplying consumer electronics and construction. Volume growth in Latin America was driven by Agriculture, Safety & Protection and Performance Coatings. Sales in developing markets of $13.0 billion improved 27 percent from 2010, and the percentage of total company sales in these markets increased to 34 percent from 32 percent in 2010.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2010 versus 2009 The table below shows a regional breakdown of 2010 consolidated net sales based on location of customers and percentage variances from 2009:

			Percent Change Due to:
(Dollars in billions)	2010 Net Sales	Percent Change vs. 2009	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$31.5	21	5	—	17	(1)
U.S. & Canada	12.4	17	5	1	12	(1)
EMEA	8.1	14	4	(3)	13	—
Asia Pacific	7.3	40	6	2	33	(1)
Latin America	3.7	17	4	2	13	(2)

Sales increased 21 percent, due principally to higher volume as demand recovered in most markets from prior-year levels that were depressed from a global economic recession. Volume was higher across all segments, with the largest dollar increases in Performance Materials, Performance Chemicals, and Electronics & Communications. Volume grew double digits in all regions, led by a rebound in demand in the Asia Pacific region. Sales in developing markets of $10.2 billion improved 27 percent from 2009, and the percentage of total company sales in these markets increased to 32 percent from 31 percent in 2009.

(Dollars in millions)	2011	2010	2009
OTHER INCOME, NET	$758	$1,228	$1,219

2011 versus 2010   The $470 million decrease was largely attributable to a $201 million reduction of Cozaar®/Hyzaar® income, an increase of $150 million in net pre-tax exchange losses, the absence of a benefit of $59 million recorded in 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, the absence of $41 million in insurance recoveries and a $37 million decrease in net gains on sales of assets.

2010 versus 2009    Other income, net, was essentially flat compared to 2009, despite a decrease of $549 million of Cozaar®/Hyzaar® income due to the expiration of certain patents. Offsetting the reduction of Cozaar®/Hyzaar® income was a decrease in net pre-tax exchange losses of $192 million combined with higher income from equity affiliates of $93 million, an increase in net gains on sales of assets of $64 million, a benefit of $59 million in 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, an increase in insurance recoveries of $41 million and a $31 million combined benefit from an acquisition and an early termination of a supply agreement.

Additional information related to the company's other income, net is included in Note 3 to the Consolidated Financial Statements.

(Dollars in millions)	2011	2010	2009
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$27,814	$23,146	$19,708
As a percent of net sales	73%	73%	75%

2011 versus 2010    Cost of goods sold and other operating charges (COGS) increased 20 percent. COGS as a percentage of net sales was 73 percent, unchanged from prior year, as selling price increases of $3.6 billion were offset by $2.0 billion of inflation in raw material, energy and freight costs, and $0.7 billion of higher plant operating costs, including capacity expansions. 2011 COGS also included $175 million of additional costs related to the fair value step-up of inventory acquired from Danisco, $85 million of Danisco transaction related fees and $175 million for charges related to Imprelis® herbicide claims.

2010 versus 2009    COGS increased 17 percent, while COGS as a percent of net sales decreased 2 percentage points from 2009. The improvement principally reflects increased manufacturing utilization and higher selling prices that more than offset increases in raw material costs. Higher selling prices increased sales $1.3 billion, while raw material, energy and freight costs, adjusted for volume and currency, were up 6 percent, or $0.7 billion.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2011	2010	2009
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$4,170	$3,669	$3,440
As a percent of net sales	11%	12%	13%

2011 versus 2010    The 2011 increase of $501 million was due to the additional selling expense of acquired companies and increased global commissions and selling and marketing investments, primarily in the Agriculture segment.

2010 versus 2009    The 2010 increase of $229 million was due to higher selling expenses, primarily in the Agriculture segment as a result of increased global commissions and selling and marketing investments related to the company's seed products, and higher non-cash pension expenses.

(Dollars in millions)	2011	2010	2009
RESEARCH AND DEVELOPMENT EXPENSE	$1,956	$1,651	$1,378
As a percent of net sales	5%	5%	5%

2011 versus 2010    The $305 million increase was primarily attributable to research and development expense from acquired companies and continued growth investment in the Agriculture segment. Both periods include a $50 million charge for payments related to a Pioneer licensing agreement prior to the business receiving regulatory approval in the third quarter 2011.

2010 versus 2009    The $273 million increase was due to continued growth investment aligned with the company's global trends, including resources to support agriculture productivity, alternative fuels and energy efficient materials, and safety and protection. In addition, research and development expense increased due to higher non-cash pension expenses and a $50 million charge for an upfront payment related to a Pioneer licensing agreement.

(Dollars in millions)	2011	2010	2009
INTEREST EXPENSE	$447	$590	$408

The $143 million decrease in 2011 was due primarily to the absence of a $179 million pre-tax charge on the early extinguishment of debt and lower interest rates, partially offset by higher average debt resulting from financing for the Danisco acquisition. The $182 million increase in 2010 was primarily due to a $179 million pre-tax charge on the early extinguishment of debt in the fourth quarter 2010.

(Dollars in millions)	2011	2010	2009
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$50	$(34)	$210

2011 versus 2010 The $84 million change in 2011 was due to a net $50 million restructuring charge in 2011, primarily related to restructuring charges associated with the Danisco acquisition and the absence of a $34 million net reduction in the estimated costs for prior years restructuring programs.

2010 versus 2009   The $244 million change in 2010 was due to the absence of a net $210 million restructuring charge in 2009 and a $34 million net reduction in the estimated costs for prior years restructuring programs in 2010. The $34 million net reduction resulted from lower than estimated individual severance costs and work force reductions through non-severance programs.

Additional information related to the company's employee separation/asset related charges, net is included in Note 4 to the Consolidated Financial Statements.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Below is a summary of the net impact to each segment related to current and prior years restructuring activities:

(Dollars in millions)	2011 (Charges) and Credits	2010 (Charges) and Credits	2009 (Charges) and Credits
Electronics & Communications	$—	$8	$(37)
Industrial Biosciences	(9)	—	—
Nutrition & Health	(14)	—	1
Performance Chemicals	—	10	(54)
Performance Coatings	3	(6)	(15)
Performance Materials	(2)	16	(58)
Safety & Protection	—	5	(45)
Other	(28)	1	(2)
Total (Charges) Credits	$(50)	$34	$(210)

(Dollars in millions)	2011	2010	2009
PROVISION FOR INCOME TAXES	$772	$659	$415
Effective income tax rate	18.0%	17.8%	19.0%

In 2011, the company recorded a tax provision of $772 million, reflecting an increase from 2010 largely due to pre-tax earnings growth, which was partially offset by the impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

The $244 million increase in 2010 from 2009 was largely due to an increase in pre-tax earnings and the impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. These were partially offset by net tax benefits of $49 million related to the adjustment of income tax accruals associated with settlements of tax contingencies related to prior years and $39 million for reversal of tax valuation allowance related to the net deferred tax assets of a foreign subsidiary. The decrease in the 2010 effective tax rate compared to 2009 was primarily due to favorable geographic mix of pre-tax earnings in low tax rate jurisdictions and the net tax benefits noted above.

See Note 5 to the Consolidated Financial Statements for additional details related to the provision for income taxes, as well as items that significantly impact the company's effective income tax rate.

(Dollars in millions)	2011	2010	2009
NET INCOME ATTRIBUTABLE TO DUPONT	$3,474	$3,031	$1,755

2011 versus 2010    Net income attributable to DuPont (earnings) for 2011 increased $443 million, or 15 percent versus 2010. The increase in earnings principally reflects higher local selling prices, higher sales volume and currency benefits, partly offset by higher raw material, energy and freight costs, increased spending for growth initiatives, and lower Pharmaceuticals income. See additional information above related to changes in earnings.

2010 versus 2009    Earnings for 2010 increased $1.3 billion, or 73 percent versus 2009. The increase principally reflects higher sales volume and selling prices and the absence of a prior year restructuring charge, partly offset by higher non-cash pension costs and lower Pharmaceuticals income. See additional information above related to changes in earnings.

Corporate Outlook
DuPont's full-year 2012 sales and earnings are expected to benefit from a strong agriculture economy, market-driven innovation and ongoing productivity, partially offset by headwinds created by a stronger dollar and a higher tax rate. The company expects higher operating costs including an increase in raw material, energy and freight costs, and plans to partly offset the impact of these increases with productivity programs for fixed costs reduction totaling $300 million.

The company plans to continue a differential level of capital expenditures and funding for research and development for businesses expected to have above-average growth rates and margins. For 2012, targets have been set for capital expenditures totaling about

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

$2.1 billion, and working capital productivity improvements totaling $300 million.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income before income taxes, exchange gains (losses), corporate expenses and interest. All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for 2011, 2010 and 2009 is included in Note 21 to the Consolidated Financial Statements.

AGRICULTURE

(Dollars in millions)	2011	2010	2009
Segment sales	$9,166	$7,845	$7,069
PTOI	$1,527	$1,293	$1,160
PTOI margin	17%	16%	16%

	2011	2010
Change in segment sales from prior period due to:
Selling price	6%	4%
Volume	10%	8%
Portfolio / Other	1%	(1)%
Total change	17%	11%

2011 versus 2010    Pioneer seed sales reflect growth primarily in corn and soybean seeds. Volume increases in all regions were underpinned by increased acres and market position. Pricing gains in all regions reflect the introduction and penetration of new products including Optimum® AcreMax® 1 into the North America corn lineup. Crop Protection sales growth reflects both volume and price gains with increases in insect control, weed control and fungicides product sales, particularly continued strong demand for Rynaxypyr® insecticide and continued expansion of picoxystrobin fungicides. Sales grew in all regions, particularly Latin America and Europe.

2011 PTOI and PTOI margin increased on continued new product penetration and leverage on volume growth, partially offset by a $175 million charge related to Imprelis® claims. Additionally, aligned with the segment's long-term plan, research and development expense increased 15 percent to support continued growth in breeding, biotechnology and crop chemistry. 2011 and 2010 PTOI each included a licensing agreement charge of $50 million.

2010 versus 2009    Higher sales volume was primarily due to higher Pioneer seed sales in North America with market share gains for corn and soybeans. Higher global sales of Crop Protection products were led by broad-based recovery across most regions and strong demand for Rynaxypyr® in Asia Pacific and Latin America. The higher selling prices reflect higher value product mix and pricing actions to offset the increase in raw material costs, along with a favorable currency impact.

2010 PTOI increased primarily due to the higher sales volume, partially offset by higher spending for growth investments and a $50 million charge for an upfront payment associated with a Pioneer licensing agreement. PTOI margin was flat compared to 2009.

Outlook    Pioneer anticipates continued global growth in corn and soybean markets, as well as pricing gains reflecting innovative technology and the business' differentiated route to market. Specific innovations include continued penetration of the Optimum® AcreMaxTM 1 products in corn coupled with new corn hybrids, many of which include AquaMax® technology and new soybean varieties with leading disease packages developed for local needs. Pioneer anticipates earnings growth in 2012 reflecting strong sales performance, partially offset by higher input costs resulting from commodity price increases and the weather related impact

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

on production yields, as well as additional research and development expense as programs advance towards commercialization.

In the Crop Protection business, sales and earnings growth in 2012 is expected in all regions, particularly in Latin America and U.S. & Canada, and for all market segments, primarily in insecticides and fungicides. In 2012, new product introductions are expected to include Cyazypyr® insecticide and Penthiopyrad® fungicide.

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2011	2010	2009
Segment sales	$3,173	$2,764	$1,918
PTOI	$355	$445	$87
PTOI margin	11%	16%	5%

	2011	2010
Change in segment sales from prior period due to:
Selling price	23%	7%
Volume	(8)%	37%
Portfolio / Other	—%	—%
Total change	15%	44%

2011 versus 2010    Sales growth reflects higher selling prices, primarily pass-through of metals prices. Lower sales volume primarily reflects destocking in photovoltaics and softness in consumer electronics in the second half 2011, which more than offset strong demand in all market segments in the first half 2011.

2011 PTOI decreased primarily due to lower volume in the second half 2011. PTOI margin decreased primarily reflecting higher metal prices, as well as weaker product mix.

2010 versus 2009    Higher sales volume was driven by strong growth in all regions, particularly in Asia Pacific and Europe, and strong demand across most market segments, particularly in photovoltaics. Higher selling prices were primarily due to pass-through of higher metals prices.

2010 PTOI and PTOI margin increases reflect substantially higher volume, particularly in photovoltaics, as well as improved productivity and the absence of a net $37 million restructuring charge in 2009.

Outlook    For 2012, sales are expected to increase with photovoltaics and consumer electronics demand recovering in the second half 2012. Volume growth is expected through new and innovative products, as well as capacity investments in Tedlar® completed in 2011 to meet global demand. Earnings are expected to increase reflecting the impact of higher volume, new product introductions and productivity initiatives.

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2011	2010	2009
Segment sales	$705	$—	$—
PTOI	$(1)	$—	$—
PTOI margin	—%	—%	—%

Sales and PTOI primarily reflects the acquisition of Danisco's enzyme business. PTOI included a $70 million charge for the fair value step-up of inventories that were acquired as part of the acquisition and a $9 million restructuring charge. PTOI also included $12 million of amortization expense associated with the fair value step-up of the acquired intangible assets.

Outlook    2012 sales and earnings will reflect a full year of results from the enzyme business acquired from Danisco in 2011. Science-based innovation growth, cost synergies derived from integration, productivity gains and the absence of charges for transaction and integration related costs in 2011 are expected to contribute to earnings. Volume growth is supported by expansion

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

in developing markets and the introduction of new products. Additionally, the segment intends to increase spending on programs to drive future growth.

NUTRITION & HEALTH

(Dollars in millions)	2011	2010	2009
Segment sales	$2,460	$1,240	$1,218
PTOI	$44	$62	$64
PTOI margin	2%	5%	5%

	2011	2010
Change in segment sales from prior period due to:
Selling price	5%	—%
Volume	1%	2%
Portfolio / Other	92%	—%
Total change	98%	2%

2011 versus 2010    Sales were up primarily due to the Danisco acquisition. For Solae, higher selling prices and volume reflect strong demand for specialty soy products.

2011 PTOI and PTOI margin decreased as higher sales were more than offset by a $112 million charge for transaction related costs and the fair value step-up of inventories that were acquired and a $14 million restructuring charge. PTOI also included $49 million of amortization expense associated with the fair value step-up of the acquired intangible assets.

2010 versus 2009    Higher sales volume was led by strong demand for Solae® soy products, particularly in Latin America. 2010 PTOI and PTOI margin were essentially flat compared to 2009 as unfavorable currency impact coupled with increased manufacturing costs offset volume growth.

Outlook    2012 sales and earnings will reflect a full year of results from the specialty food ingredients business acquired from Danisco in 2011. Science-based innovation growth, cost synergies derived from integration, productivity gains and the absence of charges for transaction and integration related costs in 2011 are expected to contribute to earnings and margin expansion. Volume growth reflecting specialty soy product expansion is anticipated to support earnings and PTOI margin improvement.

PERFORMANCE CHEMICALS

(Dollars in millions)	2011	2010	2009
Segment sales	$7,794	$6,322	$4,964
PTOI	$1,923	$1,081	$547
PTOI margin	25%	17%	11%

	2011	2010
Change in segment sales from prior period due to:
Selling price	26%	10%
Volume	(3)%	18%
Portfolio / Other	—%	(1)%
Total change	23%	27%

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2011 versus 2010    Sales increased across all regions and market segments. The increase in sales reflects favorable pricing for titanium dioxide and fluoropolymers, as well as pass-through pricing of higher raw material costs for fluorochemicals and industrial chemicals.

2011 PTOI and PTOI margin improved driven by the higher selling prices and fixed cost productivity.

2010 versus 2009    Broad-based market recovery led to sales increases in all markets and all regions, most significant in Asia Pacific, reflecting strong demand for titanium dioxide, fluoropolymers and refrigerants, with continuing adoption of ISCEON® as a preferred retrofit to R22 refrigerant. Higher selling prices reflect favorable pricing for titanium dioxide, fluorochemicals and fluoropolymers and pass-through of higher raw material costs for industrial chemicals.

2010 PTOI and PTOI margin increases were driven by higher volume, higher selling prices, improved productivity and the absence of a net $54 million restructuring charge in 2009.

Outlook    Sales are expected to increase in 2012 as a result of the continued demand for titanium dioxide, fluoropolymers and industrial chemicals and higher selling prices. Segment earnings are also expected to increase consistent with the higher sales volume, higher selling prices and continued productivity actions.

PERFORMANCE COATINGS

(Dollars in millions)	2011	2010	2009
Segment sales	$4,281	$3,806	$3,429
PTOI	$271	$249	$69
PTOI margin	6%	7%	2%

	2011	2010
Change in segment sales from prior period due to:
Selling price	10%	2%
Volume	2%	9%
Portfolio / Other	—%	—%
Total change	12%	11%

2011 versus 2010    The segment experienced continued recovery with auto builds across the globe increasing 3 percent in 2011, primarily driven by an improvement of 9 percent in North America. Higher selling prices reflect pricing actions across all regions and market segments to offset higher raw material costs, along with a favorable currency impact. Volume growth primarily reflects increased demand for OEM motor vehicle coatings and industrial coatings, particularly in the North American heavy duty truck market.

2011 PTOI increase primarily reflects the impact of higher selling prices along with a favorable currency impact. PTOI margin compression resulted from raw material costs increasing at a higher rate than selling prices which offset fixed cost productivity actions.

2010 versus 2009    The segment experienced strong recovery across most markets and regions from the global economic recession in the automotive industry in 2009, most significant in North America and Europe. Higher sales volume reflects recovery in global automotive OEM markets and strong demand in industrial coatings, particularly in the North American and European heavy duty truck markets. Higher selling prices primarily reflect pricing actions taken to offset the increase in raw material costs.

2010 PTOI and PTOI margin increases primarily reflect the impact of higher volume, particularly in industrial coatings and the OEM market, improved productivity and higher selling prices, which were partially offset by higher raw material costs.

Outlook    For 2012, the segment expects sales to increase with continued recovery in the global automotive and heavy duty truck markets. The industry production forecast for automotive builds in 2012 is a 4 percent global increase, reflecting continued recovery in North America and continued growth in Asia Pacific. PTOI is expected to improve due to continued productivity efforts and pricing actions in all regions and market segments.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PERFORMANCE MATERIALS

(Dollars in millions)	2011	2010	2009
Segment sales	$6,815	$6,287	$4,768
PTOI	$971	$994	$287
PTOI margin	14%	16%	6%

	2011	2010
Change in segment sales from prior period due to:
Selling price	13%	7%
Volume	(4)%	27%
Portfolio / Other	(1)%	(2)%
Total change	8%	32%

2011 versus 2010    Higher selling prices reflects pricing actions which offset higher feedstock costs. Lower sales volume reflects broad-based channel destocking with softening in consumer and industrial markets in the second half 2011, and production-related supply issues in ethylene-based polymers.

2011 PTOI was essentially flat. 2011 PTOI included a $49 million benefit from the gain on the sale of a business. 2010 PTOI included a combined $58 million gain on an asset purchase due to the acquisition and early termination of a supply agreement, a gain on the sale of a business and an insurance recovery. Lower PTOI margin primarily reflects feedstock costs increasing at a higher rate than selling prices.

2010 versus 2009    Higher sales volume was led by broad-based demand across all markets, particularly in automotive and electronics markets, with strong volume recovery in all regions, led by Asia Pacific. Higher selling prices were a combination of stronger product sales mix and higher selling prices in response to higher feedstock costs.

2010 PTOI and PTOI margin increases were primarily driven by higher sales volume, particularly in automotive, electronic and packaging markets, as well as higher selling prices and improved productivity.

Outlook    2012 sales are expected to grow due to anticipated increases in global motor vehicle OEM builds. The segment is expected to benefit in the second half 2012 from broader recovery in industrial markets, while demand in the packaging market is expected to continue to be stable. PTOI is also expected to improve due to the impact of higher sales, improved fixed cost productivity and science-based innovations for products and processes.

SAFETY & PROTECTION

(Dollars in millions)	2011	2010	2009
Segment sales	$3,934	$3,364	$2,811
PTOI	$500	$454	$260
PTOI margin	13%	13%	9%

	2011	2010
Change in segment sales from prior period due to:
Selling price	6%	—%
Volume	4%	20%
Portfolio / Other	7%	—%
Total change	17%	20%

2011 versus 2010    Sales growth occurred in all regions. Sales growth primarily reflects the impact of the MECS acquisition and higher selling prices, including a favorable currency impact. Higher volume primarily reflects increased demand for aramid and nonwoven products primarily in the industrial markets in the first half 2011, with slower growth rates in the second half 2011.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2011 PTOI increased as the impact of the MECS acquisition and a favorable currency impact more than offset higher spending for growth initiatives and higher raw material costs. The Kevlar® expansion at Cooper River, South Carolina was completed and began commercial supply at the end of 2011.

2010 versus 2009    The increase in sales volume reflects strong recovery and increased demand across all regions, led by EMEA and Asia Pacific, and all markets, particularly in aramid and nonwoven products. Further penetration in the U.S. commercial construction markets led to higher sales as recovery in global construction markets remained weak. Sales for consulting and training services improved modestly across most regions, led by Asia Pacific and EMEA.

2010 PTOI and PTOI margin increases were primarily due to higher volume, particularly aramid and nonwoven products, and the absence of a net $45 million restructuring charge in 2009, partially offset by higher spending for growth initiatives and higher raw material costs.

Outlook    For 2012, sales are expected to benefit from improved global market conditions which are anticipated to recover in the second half 2012 with demand for Kevlar®, Nomex® and Tyvek® products expected to increase across all regions and market segments. Sales related to the Sustainable Solutions business are expected to increase due to clean technologies businesses and consulting growth in the areas of process safety management and sustainable operations. Sales related to the Building Innovations business are expected to increase due to further penetration in commercial construction applications. Earnings are expected to improve due to higher sales reflecting innovative growth through products such as Kevlar® AP, as well as continued productivity actions.

PHARMACEUTICALS

(Dollars in millions)	2011	2010	2009
Segment sales	$—	$—	$—
PTOI	$289	$489	$1,037

Decreases in PTOI reflect the expiration of certain patents related to Cozaar®/Hyzaar®.

Outlook   Earnings contributions to the company from the collaboration with Merck are expected to decline in 2012 to about $50 million.

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2011	2010
Cash, cash equivalents and marketable securities	$4,019	$6,801
Total debt	12,553	10,270

The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings provide excellent access to the capital markets. In addition, spending and capital productivity actions have been implemented. The company will continue to monitor the financial markets in order to respond to changing conditions. Depending on these conditions, the proceeds of commercial paper may be invested in cash equivalents or marketable securities.

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries and is considered to be indefinitely reinvested and expected to be utilized to fund local operating activities and capital expenditure requirements. The company believes that it has sufficient sources of domestic liquidity to further support its assumption that undistributed earnings at December 31, 2011 can be considered reinvested indefinitely. The company has access to approximately $4.4 billion in unused credit lines with several major financial institutions,

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule. In 2011, the company issued $2.0 billion in Senior Notes and $1.0 billion in commercial paper to finance the acquisition of Danisco. Additionally, the company assumed $0.7 billion in debt as part of the acquisition, which was refinanced through the issuance of commercial paper.

The company's credit ratings impact its access to the debt capital market and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Stable
Fitch Ratings	A	F1	Stable

(Dollars in millions)	2011	2010	2009
Cash provided by operating activities	$5,152	$4,559	$4,741

Cash provided by operating activities increased $593 million in 2011 compared to 2010. The increase was driven by higher earnings, lower contributions to pension plans and the weaker dollar, which was hedged with forward exchange contracts reflected in investing activities. These increases were partially offset by changes in operating assets and liabilities, mainly due to higher inventory.

Cash provided by operating activities decreased $182 million in 2010 compared to 2009. Higher earnings were offset by changes in operating assets and liabilities, mainly due to higher sales and inventory; the stronger dollar, which was hedged with forward exchange contracts reflected in investing activities; and a contribution to the principal U.S. pension plan.

(Dollars in millions)	2011	2010	2009
Cash used for investing activities	$(6,238)	$(2,439)	$(4,298)

The $3.8 billion increase in 2011 was mainly due to the payment for the Danisco acquisition, higher expenditures for the purchases of property, plant and equipment, and a net increase in payments for forward exchange contract settlements; partially offset by changes in investments in short-term financial instruments.

The $1.9 billion decrease in 2010 was mainly due to changes in investments in short-term financial instruments and a net increase in proceeds from forward exchange contract settlements, partially offset by an increase in payments for businesses and higher expenditures for the purchases of property, plant and equipment.

Purchases of property, plant and equipment totaled $1.8 billion, $1.5 billion and $1.3 billion in 2011, 2010 and 2009, respectively. Higher spending in 2011 and 2010 reflects the company's continued investment in capacity expansion to support areas of growth. The company expects 2012 purchases of plant, property and equipment to be about $2.1 billion, an increase of $0.3 billion over 2011, driven by continued growth investments aligned with the company's global trends.

(Dollars in millions)	2011	2010	2009
Cash provided by (used for) financing activities	$403	$(1,829)	$(97)

The $2.2 billion change in 2011 was primarily due to an increase in borrowings in 2011 to finance the Danisco acquisition as compared to a decrease in borrowings in 2010.

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

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Dividends paid to common and preferred shareholders were $1.5 billion in 2011, 2010 and 2009. Dividends per share of common stock were $1.64 in 2011, 2010 and 2009. The common dividend declared in the first quarter 2012 was the company's 430th consecutive dividend since the company's first dividend in the fourth quarter 1904.

The company's Board of Directors authorized a $2 billion share buyback plan in June 2001. During 2011, the company purchased and retired 13.8 million shares at a total cost of $672 million under this plan. During 2010, the company purchased and retired 5.4 million shares at a total cost of $250 million under this plan. During 2009, there were no purchases of stock under this plan. As of December 31, 2011, the company has purchased 39.7 million shares at a total cost of $1.9 billion. In April 2011, the company's Board of Directors authorized a $2 billion share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

(Dollars in millions)	2011	2010	2009
Cash provided by operating activities	$5,152	$4,559	$4,741
Purchases of property, plant and equipment	(1,843)	(1,508)	(1,308)
Free cash flow	$3,309	$3,051	$3,433

Free cash flow is a measurement not recognized in accordance with generally accepted accounting principles in the U.S. (GAAP) and should not be viewed as an alternative to GAAP measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the company's free cash flow definition may not be consistent with the methodologies used by other companies. The company defines free cash flow as cash provided by operating activities less purchases of property, plant and equipment, and therefore indicates operating cash flow available for payment of dividends, other investing activities and other financing activities. Free cash flow is useful to investors and management to evaluate the company's cash flow and financial performance, and is an integral financial measure used in the company's financial planning process.

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

(Dollars in billions)	2011	2010	2009
Market-related value of assets	$13.9	$13.9	$14.0
Fair value of plan assets	13.9	14.8	13.9

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2011:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$97	$(101)
Expected rate of return on plan assets	88	(88)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 32 and in Note 17 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $416 million in the Consolidated Balance Sheet as of December 31, 2011; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to three times the amount accrued.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 15 to the Consolidated Financial Statements.

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

At December 31, 2011, the company had a deferred tax asset balance of $8.0 billion, net of valuation allowance of $2.0 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 5 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

Valuation of Assets
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, operating margin estimates and discount rates. Although the estimates were deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

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

Based on the results of the company's annual goodwill impairment test in 2011, no impairments exist at this time. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 15 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2011	2012	2013 – 2014	2015 – 2016	2017 and beyond
Long-term debt obligations[1]	$12,123	$410	$2,914	$3,059	$5,740
Expected cumulative cash requirements for interest payments through maturity	3,731	481	793	642	1,815
Capital leases[1]	25	2	6	6	11
Operating leases	1,247	293	445	279	230
Purchase obligations[2]
Information technology infrastructure & services	107	42	61	3	1
Raw material obligations	422	248	112	44	18
Utility obligations	182	54	60	20	48
INVISTA-related obligations[3]	1,409	116	329	328	636
Human resource services	37	37	—	—	—
Other	82	50	23	8	1
Total purchase obligations	2,239	547	585	403	704
Other liabilities[1,4]
Workers' compensation	83	13	37	15	18
Asset retirement obligations	59	1	20	4	34
Environmental remediation	416	100	160	53	103
Legal settlements	143	130	5	4	4
License agreements[5]	706	155	308	243	—
Other[6]	197	68	37	28	64
Total other long-term liabilities	1,604	467	567	347	223
Total contractual obligations[7]	$20,969	$2,200	$5,310	$4,736	$8,723

1.	Included in the Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.	Primarily represents raw material supply obligations.

4.	Pension and other long-term employee benefit obligations have been excluded from the table as they are discussed below within Long-term Employee Benefits.

5.	Primarily represents remaining expected payments under Pioneer license agreements.

6.	Primarily represents employee-related benefits other than pensions and other long-term employee benefits.

7.
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

The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company made a contribution of $500 million in 2010 to its principal U.S. pension plan and no contributions were made in 2011. In January 2012, the company contributed $500 million to its principal U.S. pension plan. The company expects to make contributions to its principal U.S. pension plan beyond 2012; however, the amount of any contributions is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.
Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $341 million to its pension plans in 2011 and anticipates that it will make approximately $345 million in contributions in 2012 to pension plans other than the principal U.S. pension plan.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $312 million, $321 million and $323 million for 2011, 2010 and 2009, respectively. This amount is expected to be about $315 million in 2012. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes and changes in participant premiums, co-pays and deductibles.

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2011	2010	2009
Defined benefit plan charges	$656	$557	$155
Defined contribution plan charges	294	254	245
Other long-term employee benefit plan charges	184	219	220
	$1,134	$1,030	$620

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The increase in pension expense in 2011 is primarily related to the decrease in discount rates and the increase in pension expense in 2010 is primarily related to decreases in the market-related value of the assets in the principal U.S. pension plan. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 28 of this report for additional information on determining annual expense for the principal U.S. pension plan.

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 17 to the Consolidated Financial Statements). For

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2012, long-term employee benefits expense is expected to increase by about $225 million, primarily due to lower discount rates.

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

Pre-tax environmental expenses charged to current operations are summarized below:

(Dollars in millions)	2011	2010	2009
Environmental operating costs	$587	$551	$528
Increase in remediation accrual	92	93	89
	$679	$644	$617

About 75 percent of total pre-tax environmental expenses charged to current operations in 2011 resulted from operations in the U.S. The increases in total pre-tax environmental expenses charged to operations were due primarily to acquired businesses and increased environmental research activities. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations.

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

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2009	$396
Remediation payments	(82)
Increase in remediation accrual	93
Balance at December 31, 2010	$407
Remediation payments	(83)
Increase in remediation accrual	92
Balance at December 31, 2011	$416

Annual expenditures are expected to continue to increase in the near future; however, they are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

As of December 31, 2011, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 410 sites around the U.S., with active remediation under way at approximately 160 of these sites. In addition, the company has resolved its liability at approximately 170 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at six new sites during 2011 compared with ten and three similar notices in 2010 and 2009, respectively.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2011. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Environmental Capital Expenditures
In 2011, the company spent approximately $85 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $110 million in 2012. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of the company.

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. The company has made its overall portfolio less energy and emissions intensive, reducing 2010 absolute energy use by 6 percent since 1990 while significantly increasing production. In addition, the company sourced 6 percent of 2010 total energy use from renewable resources. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy. About $1.6 billion of the company's 2010 revenue was generated from sales of products that help direct and downstream customers reduce greenhouse gas (GHG) emissions.

The company has achieved major global reductions in GHG emissions since it began taking action in the early 1990's. The company is actively engaged in the effort to develop constructive public policies to reduce GHG emissions and encourage lower carbon forms of energy. Proposed and existing legislative efforts to control or limit GHG emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services.

At the national and regional level, there are existing efforts to address climate change. Several of the company's facilities in the European Union (EU) are regulated under the EU Emissions Trading Scheme. In other countries, including the U.S., policy debate continues. The current unsettled policy environment in the U.S. adds an element of uncertainty to business decisions particularly those relating to long-term capital investments. If in the absence of federal legislation, states were to implement programs mandating GHG emissions reductions, the company, its suppliers and customers could be competitively disadvantaged by the added administrative costs of complying with a variety of state-specific requirements.

In 2010, EPA launched a phased-in scheme to regulate GHG emissions first from large stationary sources under CAA permitting requirements administered by state and local authorities. As a result, large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. This type of GHG emissions regulation by EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal, market-based cap and trade program. Differences in regional or national legislation could present challenges in a global marketplace highlighting the need for coordinated global policy action.

Registration
The European Union's regulatory framework concerning the Registration, Evaluation and Authorization of Chemicals (REACH) entered into force in 2007 and requires manufacturers and importers to gather and register information on the properties of their substances that meet certain volume or toxicological criteria. The company has successfully integrated REACH registration requirements into its safety, health & environment processes and timely met all such requirements to date. REACH also contains a mechanism for the progressive substitution of the most dangerous chemicals when suitable alternatives have been identified. Depending on which chemicals are identified, the requirement to use safer alternatives could necessitate changes in production processes.

Part II
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PFOA
The Performance Chemicals segment uses a form of PFOA (collectively, perfluorooctanoic acid and its salts, including the ammonium salt) as a processing aid to manufacture fluoropolymer resins and dispersions. The Performance Materials segment uses PFOA in the manufacture of raw materials for perfluoroelastomer parts and some fluoroelastomers. In the fall of 2002, DuPont began producing rather than purchasing PFOA to support these manufacturing processes. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. As a result, EPA initiated a process to enhance its understanding of the sources of PFOA in the environment and the pathways through which human exposure to PFOA is occurring. In 2005, EPA issued a draft risk assessment on PFOA stating that the cancer data for PFOA may be best described as "suggestive evidence of carcinogenicity, but not sufficient to assess human carcinogenic potential" under EPA's Guidelines for Carcinogen Risk Assessment. The EPA risk assessment is ongoing. Although EPA has stated that there remains considerable scientific uncertainty regarding potential risks associated with PFOA, it also stated that it does not believe that there is any reason for consumers to stop using any products because of concerns about PFOA.

DuPont respects EPA's position raising questions about exposure routes and the potential toxicity of PFOA and DuPont and other companies have outlined plans to continue research, emission reduction and product stewardship activities to help address EPA's questions. In January 2006, DuPont pledged its commitment to EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. DuPont has exceeded the EPA's 2010 objective. In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. To achieve this goal, DuPont developed PFOA replacement technology and is converting customers to fluoropolymer resins and dispersions manufactured using the replacement technology. DuPont has been introducing its next generation fluorotelomers products and converting customers to their use.

In 2009, EPA issued a national Provisional Health Advisory for PFOA of 0.4 parts per billion (ppb) in drinking water. In 2007, NJDEP identified a preliminary drinking-water guidance level for PFOA of 0.04 ppb as part of the first phase of an ongoing process to establish a state drinking-water standard.

For additional information regarding PFOA matters, see Note 15 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives and Other Hedging Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 19 to the Consolidated Financial Statements.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the years ended December 31, 2011, 2010 and 2009, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts:

(Dollars in millions)	2011	2010	2009
Pre-tax exchange loss	$(163)	$(13)	$(205)
Tax benefit (expense)	82	(71)	91
After-tax exchange loss	$(81)	$(84)	$(114)

In addition to the contracts disclosed in Note 19 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the USD amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, continued

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2011 and 2010, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2011 and 2010. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency and commodity contracts sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2011	2010	2011	2010
Interest rate swaps	$66	$40	$(40)	$(51)
Foreign currency contracts	154	53	(541)	(697)
Commodity contracts	(3)	(72)	(103)	(79)

Since the company's risk management programs are highly effective, the potential loss in value for each risk management portfolio described above would be largely offset by changes in the value of the underlying exposure.

Concentration of Credit Risk
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

The company's sales are not materially dependent on any single customer. As of December 31, 2011, no one individual customer balance represented more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

As of December 31, 2011, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2011 (see page F-2).

ITEM 9B.  OTHER INFORMATION

None.

Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, "Election of Directors." The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company's 2011 Proxy Statement for the Annual Meeting of Stockholders held on April 27, 2011. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in the Proxy section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and as set forth below.

The company has adopted a Code of Ethics for its CEO, CFO and Controller that may be accessed from the company's website at www.dupont.com by clicking on "Investor Center" and then "Corporate Governance". Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant
The following is a list, as of February 8, 2012, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	56	2006
Other Executive Officers:
James C. Borel	56	2004
Executive Vice President
Benito Cachinero-Sánchez	53	2011
Senior Vice President - Human Resources
Thomas M. Connelly, Jr.	59	2000
Executive Vice President and Chief Innovation Officer
Nicholas C. Fanandakis	55	2009
Executive Vice President and Chief Financial Officer
Thomas L. Sager	61	2008
Senior Vice President and General Counsel
Mark P. Vergnano	54	2009
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

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed Vice President and General Manager-DuPont Crop Protection later that year. In January 2004, he was named Senior Vice President-DuPont Global Human Resources. He became Group Vice President in 2008 and was named Executive Vice President with responsibility for DuPont Crop Protection and Pioneer in October 2009. In 2011, he assumed responsibility for DuPont Nutrition & Health.

Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Benito Cachinero-Sánchez joined DuPont in April 2011 as Senior Vice President - Human Resources. Prior to joining DuPont, he was Corporate Vice President of Human Resources at Automatic Data Processing (ADP). Prior to ADP, he was Vice President, Human Resources for the Medical Devices & Diagnostics Group of Johnson & Johnson.

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as Vice President and General Manager-DuPont Fluoroproducts from 1999 until September 2000, when he was named Senior Vice President and Chief Science and Technology Officer. In June 2006, Mr. Connelly was named Executive Vice President and Chief Innovation Officer. In October 2009, responsibility for DuPont Performance Polymers, Packaging & Industrial Polymers as well as integrated operations was added. In 2011, he assumed responsibility for DuPont Industrial Biosciences and Performance Coatings.

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

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections "Compensation Discussion and Analysis," "2011 Summary Compensation Table," " 2011 Grants of Plan-Based Awards," "Outstanding Equity Awards," "2011 Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination or Change in Control," and "Directors' Compensation." Information related to the Compensation Committee is included within the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

Part III
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

Securities authorized for issuance under equity compensation plans as of December 31, 2011
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	44,784	[1]	$37.47	67,174
Equity compensation plans not approved by security holders	5,802	[4]	$44.53	—	[5]
Total	50,586		$38.40	67,174

1.
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

2.
Represents the weighted-average exercise price of the outstanding stock options only; the outstanding stock-settled time-vested and performance-based restricted stock units and deferred stock units are not included in this calculation.

3.
Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the amended Equity and Incentive Plan approved by the shareholders in April 2011 (see Note 18 to the company's Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (Share Limit) shall be 110,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 30,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four and one-half shares for every one share actually issued in connection with such award. (For example, if 32,000 shares of restricted stock are granted under the Equity and Incentive Plan, 39,000 shall be charged against the Share Limit in connection with that award.)

4.
Includes 12 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange. This column also includes the following: (i) options totaling 5,416 granted under the company's 2002 Corporate Sharing Program (see Note 18 to the Consolidated Financial Statements); and (ii) 373 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada.

5.
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2011	2010	2009
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$326	$322	$238
Additions charged to cost and expenses	73	75	112
Deductions from reserves	(107)	(71)	(28)
Balance at end of period	$292	$326	$322
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,666	$1,759	$1,693
Net charges (benefits) to income tax expense	73	(19)	55
Additions charged to other comprehensive income (loss)	236	—	—
Currency translation	(4)	(74)	11
Balance at end of period	$1,971	$1,666	$1,759

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

10.2*	Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996.

10.3*	Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective December 20, 2007 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011).

10.5*	Company’s Stock Performance Plan, as last amended effective January 25, 2007.

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

10.9*	Company’s Retirement Income Plan for Directors, as last amended August 1995.

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

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2012
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E. J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2012
E. J. Kullman

/s/ R. H. Brown	Director	February 8, 2012
R. H. Brown

/s/ R. A. Brown	Director	February 8, 2012
R. A. Brown

/s/ B. P. Collomb	Director	February 8, 2012
B. P. Collomb

/s/ C. J. Crawford	Director	February 8, 2012
C. J. Crawford

/s/ A. M. Cutler	Director	February 8, 2012
A. M. Cutler

/s/ E. I. du Pont, II	Director	February 8, 2012
E. I. du Pont, II

/s/ M. A. Hewson	Director	February 8, 2012
M. A. Hewson

/s/ L. D. Juliber	Director	February 8, 2012
L. D. Juliber

/s/ W. K. Reilly	Director	February 8, 2012
W. K. Reilly

/s/ L. M. Thomas	Director	February 8, 2012
L. M. Thomas

E.I. du Pont de Nemours and Company

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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2011.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2011, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 8, 2012

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.
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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 2012

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2011	2010	2009
Net sales	$37,961	$31,505	$26,109
Other income, net	758	1,228	1,219
Total	38,719	32,733	27,328
Cost of goods sold and other operating charges	27,814	23,146	19,708
Selling, general and administrative expenses	4,170	3,669	3,440
Research and development expense	1,956	1,651	1,378
Interest expense	447	590	408
Employee separation/asset related charges, net	50	(34)	210
Total	34,437	29,022	25,144
Income before income taxes	4,282	3,711	2,184
Provision for income taxes	772	659	415
Net income	3,510	3,052	1,769
Less: Net income attributable to noncontrolling interests	36	21	14
Net income attributable to DuPont	$3,474	$3,031	$1,755
Basic earnings per share of common stock	$3.73	$3.32	$1.93
Diluted earnings per share of common stock	$3.68	$3.28	$1.92
See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,586	$4,263
Marketable securities	433	2,538
Accounts and notes receivable, net	6,022	5,635
Inventories	7,195	5,967
Prepaid expenses	151	122
Deferred income taxes	671	534
Total current assets	18,058	19,059
Property, plant and equipment	32,761	29,967
Less: Accumulated depreciation	19,349	18,628
Net property, plant and equipment	13,412	11,339
Goodwill	5,413	2,617
Other intangible assets	5,413	2,704
Investment in affiliates	1,117	1,041
Deferred income taxes	4,067	2,772
Other assets	1,012	878
Total	$48,492	$40,410
Liabilities and Equity
Current liabilities
Accounts payable	$4,816	$4,349
Short-term borrowings and capital lease obligations	817	133
Income taxes	255	225
Other accrued liabilities	5,297	4,682
Total current liabilities	11,185	9,389
Long-term borrowings and capital lease obligations	11,736	10,137
Other liabilities	15,508	11,026
Deferred income taxes	1,001	115
Total liabilities	39,430	30,667
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2011 and 2010:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2011 – 1,013,164,000; 2010 – 1,004,351,000	304	301
Additional paid-in capital	10,107	9,227
Reinvested earnings	13,422	12,030
Accumulated other comprehensive loss	(8,750)	(5,790)
Common stock held in treasury, at cost (Shares: December 31, 2011 and 2010 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	8,593	9,278
Noncontrolling interests	469	465
Total equity	9,062	9,743
Total	$48,492	$40,410
See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumu-lated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity	Compre-hensive Income
2009
Balance January 1, 2009	$237	$297	$8,380	$10,456	$(5,518)	$(6,727)	$427	$7,552
Acquisition of a majority interest in a consolidated subsidiary							1	1
Purchase of subsidiary shares from noncontrolling interest							(1)	(1)
Net income				1,755			14	1,769	$1,769
Cumulative translation adjustment					89			89	89
Net revaluation and clearance of cash flow hedges to earnings					93		2	95	95
Pension benefit plans					(333)		(4)	(337)	(337)
Other benefit plans					(106)			(106)	(106)
Net unrealized gain on securities					4			4	4
Total comprehensive income									$1,514
Common dividends ($1.64 per share)				(1,491)			(3)	(1,494)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans			89					89
Balance December 31, 2009	$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436	$7,651
2010
Acquisition of a majority interest in a consolidated subsidiary							9	9
Net income				3,031			21	3,052	$3,052
Cumulative translation adjustment					(6)			(6)	(6)
Net revaluation and clearance of cash flow hedges to earnings					34		3	37	37
Pension benefit plans					(65)		(1)	(66)	(66)
Other benefit plans					17			17	17
Net unrealized gain on securities					1			1	1
Total comprehensive income									$3,035
Common dividends ($1.64 per share)				(1,500)			(3)	(1,503)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		6	805					811
Repurchased						(250)		(250)
Retired		(2)	(47)	(201)		250		—
Balance December 31, 2010	$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465	$9,743
2011
Sale of a majority interest in a consolidated subsidiary							(3)	(3)
Net income				3,474			36	3,510	$3,510
Cumulative translation adjustment					(457)			(457)	(457)
Net revaluation and clearance of cash flow hedges to earnings					72		(7)	65	65
Pension benefit plans					(2,244)		(11)	(2,255)	(2,255)
Other benefit plans					(332)			(332)	(332)
Net unrealized gain on securities					1			1	1
Total comprehensive income									$532
Common dividends ($1.64 per share)				(1,531)			(11)	(1,542)
Preferred dividends				(10)				(10)
Common stock
Issued – compensation plans		7	1,007					1,014
Repurchased						(672)		(672)
Retired		(4)	(127)	(541)		672		—
Balance December 31, 2011	$237	$304	$10,107	$13,422	$(8,750)	$(6,727)	$469	$9,062

See Notes to the Consolidated Financial Statements beginning on page F-8.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2011	2010	2009
Operating activities
Net income	$3,510	$3,052	$1,769
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,283	1,204	1,251
Amortization of intangible assets	277	176	252
Other noncash charges and credits – net	992	809	976
Contributions to pension plans	(341)	(782)	(306)
(Increase) decrease in operating assets:
Accounts and notes receivable	(360)	(481)	69
Inventories and other operating assets	(902)	(512)	481
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	526	1,010	(115)
Accrued interest and income taxes	167	83	364
Cash provided by operating activities	5,152	4,559	4,741
Investing activities
Purchases of property, plant and equipment	(1,843)	(1,508)	(1,308)
Investments in affiliates	(67)	(100)	(124)
Payments for businesses – net of cash acquired	(6,459)	(637)	(13)
Proceeds from sale of assets – net of cash sold	214	195	91
Net decrease (increase) in short-term financial instruments	2,149	(457)	(2,016)
Forward exchange contract settlements	(227)	176	(927)
Other investing activities – net	(5)	(108)	(1)
Cash used for investing activities	(6,238)	(2,439)	(4,298)
Financing activities
Dividends paid to stockholders	(1,533)	(1,501)	(1,492)
Net increase (decrease) in short-term (less than 90 days) borrowings	185	20	(317)
Long-term and other borrowings:
Receipts	2,539	2,061	3,685
Payments	(1,163)	(2,859)	(1,977)
Repurchase of common stock	(672)	(250)	—
Proceeds from exercise of stock options	952	708	1
Other financing activities – net	95	(8)	3
Cash provided by (used for) financing activities	403	(1,829)	(97)
Effect of exchange rate changes on cash	6	(49)	30
(Decrease) increase in cash and cash equivalents	(677)	242	376
Cash and cash equivalents at beginning of year	4,263	4,021	3,645
Cash and cash equivalents at end of year	$3,586	$4,263	$4,021
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$455	$623	$403
Taxes	527	416	63
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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity basis. At December 31, 2011, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2011, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements of the company.

Revenue Recognition
The company recognizes revenue when the earnings process is complete. The company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Substantially all product sales are sold FOB (free on board) shipping point or, with respect to non United States of America (U.S.) customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold and other operating charges in the Consolidated Income Statements. Taxes on revenue-producing transactions are excluded from net sales.

The company periodically enters into prepayment contracts with customers in the Agriculture segment and receives advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue (classified as other accrued liabilities) or debt, depending on the nature of the program. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer.

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

Marketable Securities
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

Inventories
The majority of the company's inventories are valued at cost, as determined by the last-in, first-out (LIFO) method; in the aggregate, such valuations are not in excess of market. Seed, certain food-ingredient and enzyme inventories are valued at the lower of cost, as determined by the first-in, first-out (FIFO) method, or market.

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

Goodwill and Other Intangible Assets
Goodwill represents costs in excess of fair values assigned to underlying net assets of acquired companies. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. The company's fair value methodology is based on prices of similar assets or other valuation methodologies including discounted cash flow techniques. Impairment losses are included in cost of goods sold and other operating charges.

Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 1 to 20 years. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

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

Costs related to environmental remediation and restoration are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property or reduce or prevent contamination from future operations, in which case, they are capitalized.

Asset Retirement Obligations
The company records asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from 1 to 25 years.

Litigation
The company accrues for liabilities related to litigation matters when the information available indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs such as outside counsel fees and expenses are charged to expense in the period incurred.

Insurance/Self-Insurance
The company self-insures certain risks where permitted by law or regulation, including workers' compensation, vehicle liability and employee related benefits. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. For other risks, the company uses a combination of insurance and self-insurance, reflecting comprehensive reviews of relevant risks. A receivable for an insurance recovery is generally recognized when the loss has occurred and collection is considered probable.

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

For subsidiaries where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Hedging and Trading Activities
Derivative instruments are reported in the Consolidated Balance Sheets at their fair values. For derivative instruments designated as fair value hedges, changes in the fair values of the derivative instruments will generally be offset in the income statement by changes in the fair value of the hedged items. For derivative instruments designated as cash flow hedges, the effective portion of any hedge is reported in accumulated other comprehensive income (loss) until it is cleared to earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current period earnings. Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

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

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 19 for additional discussion regarding the company's objectives and strategies for derivative instruments.

Reclassifications
Certain reclassifications of prior years' data have been made to conform to 2011 classifications.

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

In June 2011, the FASB issued amendments to the presentation of comprehensive income which becomes effective for interim and annual periods beginning after December 15, 2011. The amendments eliminate the current reporting option of displaying components of other comprehensive income within the statement of changes in stockholders' equity. Under the new guidance, the company expects to present an income statement immediately followed by a statement of comprehensive income.

2.  DANISCO ACQUISTION
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

On May 19, 2011, the company acquired approximately 92.2 percent of Danisco's outstanding shares, excluding treasury shares, pursuant to the previously announced tender offer. From May 19, 2011 to September 22, 2011, DuPont acquired all of Danisco's remaining outstanding shares. This acquisition has established DuPont as a leader in industrial biotechnology with science-intensive innovations that address global challenges in food production and reduced fossil fuel consumption. The Danisco acquisition was valued at $6,417, plus net debt assumed of $617.

As part of the Danisco acquisition, DuPont incurred $85 in transaction related costs during 2011, which were recorded in costs of goods sold and other operating charges. In 2011, Danisco contributed net sales of $1,713 and net income attributable to DuPont of $(7), which excludes $30 after-tax ($39 pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $125 after-tax ($175 pre-tax) charge related to the fair value step-up of inventories acquired and sold during 2011.

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

	Pro forma for the year ended December 31,
	2011	2010
Net sales	$39,182	$34,203
Net income attributable to DuPont	3,724	2,942

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date:

Fair value of assets acquired
Cash and cash equivalents	$48
Accounts and notes receivable [1]	522
Inventories [2]	709
Property, plant and equipment	1,709
Goodwill [3]	2,891
Other intangible assets [4]	2,859
Other current and non-current assets	78
Total assets acquired	$8,816
Fair value of liabilities assumed
Accounts payable and other accrued liabilities	$489
Short-term borrowings [5]	342
Long-term borrowings [5]	323
Other liabilities	219
Deferred income taxes [6]	1,026
Total liabilities assumed	$2,399

1.	The gross amount of accounts and notes receivable acquired was $531, of which $9 was expected to be uncollectible.

2.	The fair value of inventories acquired included a step-up in the value of $175, which was expensed to cost of goods sold and other operating charges in 2011.

3.
Goodwill will not be deductible for statutory tax purposes. Goodwill is attributable to Danisco's workforce and the synergies in technology, operations and market access that are expected from the acquisition. Approximately $900 and $2,000 of goodwill was allocated to the Industrial Biosciences and Nutrition & Health segments, respectively.

4.	Other intangible assets acquired of $1,002 are indefinite-lived (see Note 10).

5.	Debt assumed has been paid off as of December 31, 2011.

6.	The deferred income tax liabilities assumed represent the adjustments for the tax impact of fair value adjustments, primarily relating to definite-lived intangible assets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.  OTHER INCOME, NET

	2011	2010	2009
Cozaar®/Hyzaar® income	$282	$483	$1,032
Royalty income	194	146	127
Interest income	110	93	91
Equity in earnings of affiliates, excluding exchange gains/losses[1]	191	179	86
Net gains on sales of assets	90	127	63
Net exchange losses[1]	(163)	(13)	(205)
Miscellaneous income and expenses, net[2]	54	213	25
	$758	$1,228	$1,219

1.
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other income, net and the related tax impact is recorded in provision for income taxes on the Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $1, $(2) and $13 for 2011, 2010 and 2009, respectively.

2.	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

4.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
At December 31, 2011, total liabilities relating to restructuring activities were $61, primarily relating to the 2011 restructuring program.

2011 Restructuring Program
In 2011, the company initiated a series of actions to achieve the expected cost synergies associated with the Danisco acquisition. As a result, the company recorded a $53 charge in employee separation/asset related charges, net, primarily for employee separation costs in the U.S. and Europe. This charge reduced segment earnings as follows: Industrial Biosciences - $9, Nutrition & Health - $14, and Other - $30. The company expects this initiative and all related payments to be substantially complete in 2013.

Account balances and activity for the 2011 restructuring program are summarized below:

Net charges to income in 2011	$53
Payments	(4)
Net translation adjustment	(1)
Balance as of December 31, 2011	$48

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

5.  PROVISION FOR INCOME TAXES

	2011	2010	2009
Current tax expense (benefit):
U.S. federal	$397	$(109)	$23
U.S. state and local	(11)	—	(9)
International	586	454	328
Total current tax expense	972	345	342
Deferred tax expense (benefit):
U.S. federal	(144)	245	57
U.S. state and local	(4)	3	1
International	(52)	66	15
Total deferred tax (benefit) expense	(200)	314	73
Provision for income taxes	$772	$659	$415

The significant components of deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011		2010
	Asset	Liability	Asset	Liability
Depreciation	$—	$1,781	$—	$1,614
Accrued employee benefits	5,562	252	3,731	81
Other accrued expenses	1,020	354	928	369
Inventories	199	39	273	154
Unrealized exchange gains/losses	—	35	34	—
Tax loss/tax credit carryforwards/backs	2,854	—	2,680	—
Investment in subsidiaries and affiliates	46	259	41	279
Amortization of intangibles	69	1,399	53	636
Other	250	279	314	144
Valuation allowance	(1,971)	—	(1,666)	—
	$8,029	$4,398	$6,388	$3,277
Net deferred tax asset	$3,631		$3,111

An analysis of the company's effective income tax rate (EITR) follows:

	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	(0.6)	2.1	(0.7)
Domestic operations	(3.0)	(2.6)	(2.0)
Lower effective tax rates on international operations-net	(11.2)	(14.9)	(13.1)
Tax settlements	(0.2)	(1.8)	(0.2)
Sale of a business	(2.0)	—	—
	18.0%	17.8%	19.0%

1.
Principally reflects the impact of non-taxable exchange gains and losses resulting from remeasurement of foreign currency-denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 19 under the heading Foreign Currency Risk.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income before income taxes for U.S. and international operations was as follows:

	2011	2010	2009
U.S. (including exports)	$860	$949	$171
International	3,422	2,762	2,013
	$4,282	$3,711	$2,184

The decrease in U.S. pre-tax earnings from 2010 to 2011 is primarily driven by the results of the company's hedging program. In 2010, the U.S. recorded $117 of exchange gains associated with the hedging program, however, in 2011, the program resulted in the company recording $133 of exchange losses. This swing in the exchange gains and losses year over year offsets underlying recovery in the U.S. economy. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 19 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2011, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,428. Of this amount, $1,204 has no expiration date, $70 expires after 2011 but before the end of 2016 and $154 expires after 2016.

At December 31, 2011, unremitted earnings of subsidiaries outside the U.S. totaling $13,350 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

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

	2011	2010	2009
Total unrecognized tax benefits as of January 1	$693	$739	$677
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(82)	(155)	(60)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	170	169	68
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	79	51	42
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(6)	(90)	(9)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statue of limitations	(32)	(24)	(10)
Exchange gain (loss)	(22)	3	31
Total unrecognized tax benefits as of December 31	$800	$693	$739
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$683	$545	$566
Total amount of interest and penalties recognized in the Consolidated Income Statements	$7	$(70)	$12
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$113	$99	$125

6.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2011	2010	2009
Numerator:
Net income attributable to DuPont	$3,474	$3,031	$1,755
Preferred dividends	(10)	(10)	(10)
Net income available to common stockholders	$3,464	$3,021	$1,745
Denominator:
Weighted-average number of common shares outstanding – Basic	928,417,000	908,860,000	904,395,000
Dilutive effect of the company's employee compensation plans	12,612,000	12,795,000	4,317,000
Weighted average number of common shares outstanding – Diluted	941,029,000	921,655,000	908,712,000

The weighted-average number of common shares outstanding in 2011 and 2010 increased as a result of the issuance of new shares from the company's equity compensation plans, partially offset by the company's repurchase and retirement of its common stock (see Note 16).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2011	2010	2009
Average number of stock options	4,361,000	45,508,000	72,899,000

The change in the average number of stock options that were antidilutive in 2011 and 2010 was primarily due to changes in the company's average stock price.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2011	2010
Accounts receivable – trade[1]	$4,598	$4,124
Notes receivable – trade[1,2]	207	219
Other[3]	1,217	1,292
	$6,022	$5,635

1.
Accounts and notes receivable – trade are net of allowances of $292 in 2011 and $326 in 2010. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customer's accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2011 and 2010, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

8.  INVENTORIES

December 31,	2011	2010
Finished products	$4,541	$3,733
Semifinished products	2,293	2,022
Raw materials, stores and supplies	1,262	855
	8,096	6,610
Adjustment of inventories to a LIFO basis	(901)	(643)
	$7,195	$5,967

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Excluding seeds, certain food-ingredients, enzymes, stores and supplies, inventories valued under the LIFO method comprised 78 percent of consolidated inventories before LIFO adjustment as of December 31, 2011 and 2010. Seed, certain food-ingredient and enzyme inventories of $3,432 and $2,581 at December 31, 2011 and 2010, respectively, were valued under the FIFO method. Stores and supplies inventories of $258 and $248 at December 31, 2011 and 2010, respectively, were valued under the average cost method.

9.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2011	2010
Buildings	$5,297	$4,492
Equipment	25,338	23,384
Land	669	544
Construction	1,457	1,547
	$32,761	$29,967

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010, by reportable segment:

	Balance as of December 31, 2011	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2010	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2009
Agriculture	$232	$4	$228	$176	$52
Electronics & Communications	149	32	117	(2)	119
Industrial Biosciences	866	866	—	—	—
Nutrition & Health	2,322	1,898	424	—	424
Performance Chemicals	185	—	185	2	183
Performance Coatings	809	—	809	—	809
Performance Materials	404	(6)	410	(3)	413
Safety & Protection	446	2	444	307	137
Total	$5,413	$2,796	$2,617	$480	$2,137

Changes in goodwill in 2011 primarily relate to the goodwill associated with the Danisco acquisition (see Note 2). Changes in goodwill in 2010 primarily related to acquisitions in the Agriculture and Safety & Protection segments. In 2011 and 2010, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2011			December 31, 2010
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,841	$(220)	$1,621	$525	$(160)	$365
Patents	518	(77)	441	118	(44)	74
Purchased and licensed technology	1,854	(878)	976	1,617	(765)	852
Trademarks	57	(25)	32	57	(22)	35
Other[1]	330	(151)	179	333	(163)	170
	4,600	(1,351)	3,249	2,650	(1,154)	1,496
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	70	—	70	—	—	—
Microbial cell factories[2]	306	—	306	—	—	—
Pioneer germplasm[3]	975	—	975	975	—	975
Trademarks/tradenames	813	—	813	233	—	233
	2,164	—	2,164	1,208	—	1,208
Total	$6,764	$(1,351)	$5,413	$3,858	$(1,154)	$2,704

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

2.
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

3.
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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $277, $176 and $252 for 2011, 2010 and 2009, respectively. The estimated aggregate pre-tax amortization expense for 2012, 2013, 2014, 2015 and 2016 is $338, $338, $338, $332 and $269, respectively, which are primarily reported in cost of goods sold and other operating charges. Estimated aggregate pre-tax amortization expense includes approximately $110 of amortization expense in each of the next five years related to definite-lived intangible assets acquired as part of the Danisco transaction.

11.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2011	2010
Commercial paper	$390	$—
Other loans-various currencies	15	128
Long-term debt payable within one year	410	4
Capital lease obligations	2	1
	$817	$133

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, was $830 and $130 at December 31, 2011 and 2010, respectively.

Unused bank credit lines were approximately $4,400 and $2,600 at December 31, 2011 and 2010, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $354 and $424 at December 31, 2011 and 2010, respectively. These letters of credit support commitments made in the

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2011 and 2010 was 2.6% and 5.4%, respectively. The decrease in the interest rate reflects the increase in commercial paper in 2011, which had lower interest rates compared to the borrowings in 2010.

12.  OTHER ACCRUED LIABILITIES

December 31,	2011	2010
Compensation and other employee-related costs	$1,189	$1,124
Deferred revenue	2,153	1,703
Employee benefits (Note 17)	423	443
Discounts and rebates	356	332
Derivative instruments	36	132
Miscellaneous	1,140	948
	$5,297	$4,682

Deferred revenue principally includes advance customer payments related to businesses within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company's restructuring programs, the estimated value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

13.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2011	2010
U.S. dollar:
Medium-term notes due 2013 – 2041[1]	$401	$420
4.75% notes due 2012[2]	400	400
5.00% notes due 2013	250	250
5.00% notes due 2013	747	746
5.875% notes due 2014	170	170
1.75% notes due 2014	400	—
Floating rate notes due 2014[3]	600	—
4.875% notes due 2014	499	498
3.25% notes due 2015[4]	1,065	1,038
4.75% notes due 2015	399	399
1.95% notes due 2016	496	495
2.75% notes due 2016	499	—
5.25% notes due 2016	599	599
6.00% notes due 2018[5]	1,405	1,425
5.75% notes due 2019	499	498
4.625% notes due 2020	997	996
3.625% notes due 2021	999	999
4.25% notes due 2021	499	—
6.50% debentures due 2028	299	299
5.60% notes due 2036	395	395
4.90% notes due 2041	493	493
Other loans (average interest rate of 2.0 percent)[2]	8	9
Other loans-various currencies[2]	4	8
	12,123	10,137
Less short-term portion of long-term debt	410	4
	11,713	10,133
Capital lease obligations	23	4
Total	$11,736	$10,137

1.	Average interest rates on medium-term notes at December 31, 2011 and 2010 were 3.7% and 3.4%, respectively.

2.	Includes long-term debt due within one year.

3.	Interest rate on floating rate notes at December 31, 2011 was 1.0%.

4.
At December 31, 2011 and 2010, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR (London Interbank Offered Rate) . The fair value of outstanding swaps was an asset of $66 and $40 at December 31, 2011 and 2010, respectively.

5.	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85%.

In March 2011, the company issued $400 of 1.75% Senior Notes due 2014, $600 of Floating Rate Senior Notes due 2014, $500 of 2.75% Senior Notes due 2016 and $500 of 4.25% Senior Notes due 2021. The Floating Rate Notes bear interest at three-month USD LIBOR plus 0.42%. The net proceeds of $1,991 from these issuances were used as part of financing the Danisco acquisition.

Maturities of long-term borrowings are $1,245, $1,669, $1,465 and $1,594 for the years 2013, 2014, 2015 and 2016, respectively, and $5,740 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

was $13,050 and $10,800 at December 31, 2011 and 2010, respectively.

14.  OTHER LIABILITIES

December 31,	2011	2010
Employee benefits:
Accrued other long-term benefit costs (Note 17)	$4,063	$3,670
Accrued pension benefit costs (Note 17)	9,186	5,401
Accrued environmental remediation costs	316	317
Miscellaneous	1,943	1,638
	$15,508	$11,026

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

15.  COMMITMENTS AND CONTINGENT LIABILITIES
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2011 and 2010 were $105 and $100, respectively. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $105 at December 31, 2011. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit. A 2012 trial date has been set.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2011, the company had directly guaranteed $563 of such obligations, and $20 relating to guarantees of historical obligations for divested subsidiaries. This represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 50 percent of the $362 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2011:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$278	$83	$361
Leases on equipment and facilities (terms up to 3 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms less than 2 years)	199	2	201
Total obligations for customers, suppliers, and equity affiliates	477	86	563
Obligations for divested subsidiaries:
Conoco (terms up to 15 years)[3]	—	16	16
Other (terms up to 6 years)	—	4	4
Total	$477	$106	$583

1.Existing guarantees for customers and suppliers arose as part of contractual agreements.
2.Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

3.
The company has guaranteed certain obligations and liabilities related to a divested subsidiary, Conoco, which has indemnified the company for any liabilities the company may incur pursuant to these guarantees.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $293, $251, $194, $151 and $128 for the years 2012, 2013, 2014, 2015 and 2016, respectively, and $230 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $6. Net rental expense under operating leases was $308, $268 and $302 in 2011, 2010 and 2009, respectively.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $59 at December 31, 2011 and 2010.

Imprelis®
The company has received claims and been served with multiple lawsuits seeking class action status alleging that the use of Imprelis® herbicide caused damage to certain trees. In August 2011, the company suspended sales of Imprelis®. In September 2011, the company began a process to fairly resolve claims associated with the use of Imprelis®. The deadline for property owners to file claims was extended to February 1, 2012 as long as the company received notice of the intent to file by November 30, 2011. The company has established review processes to verify and evaluate damage claims, and based on current information, the company recorded a charge of $175 in cost of goods sold and other operating charges in 2011 to resolve these claims. Additional charges could be incurred, but can be reasonably estimated only after claims are made known and the company's review processes are completed. DuPont intends to seek recovery from its insurance carriers for costs associated with this matter in excess of $100.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At December 31, 2011, DuPont has accruals of $16 related to the PFOA matters discussed below.

The accrual includes charges related to DuPont's obligations under agreements with the U.S. Environmental Protection Agency and voluntary commitments to the New Jersey Department of Environmental Protection.  These obligations include surveying, sampling and testing drinking water in and around the company's Washington Works site and offer treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.

Drinking Water Actions
In August 2001, a class action, captioned Leach v DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts (the “C8 Science Panel”) in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists between exposure to PFOA and human disease.  The company expects the C8 Science Panel to complete these health studies through July 2012 at a total estimated cost of $33.

In December 2011, the C8 Science Panel announced that on the basis of epidemiologic and other scientific data available to it, the panel has concluded that there is a probable link, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, which includes preeclampsia. A panel of medical experts will determine an appropriate medical monitoring protocol, if any, as a result of this finding. If a medical monitoring protocol is defined, DuPont is required to fund a medical monitoring program to pay for such medical testing. Plaintiffs may pursue personal injury claims against DuPont only for those human disease(s) for which the C8 Science Panel determines a probable link exists once the C8 Science Panel completes its work. In January 2012, the company put $1 in an escrow account as required by the settlement agreement. The company will reassess its liability based on the medical monitoring panel's determination since costs are not reasonably estimable until a medical monitoring protocol, if any, is identified. The company will continue to reassess its liability based on the C8 Science Panel's future probable link findings, if any, and associated medical monitoring protocols, if any. Under the settlement agreement, the company's total obligation to pay for medical monitoring cannot exceed $235. In addition, the company must continue to provide state-of-the-art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

During the fourth quarter 2011, the company reached final resolution of three actions brought by or on behalf of water district customers. The West Virginia action was resolved in DuPont's favor when the U.S. Supreme Court refused in October to hear plaintiffs' appeal. The two consolidated New Jersey actions were finally resolved with the settlement payment of $8.3 in October 2011. The pending Ohio action was brought by the LHWA and is currently in discovery. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy set forth in Note 1. Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2011, the Consolidated Balance Sheet included a liability of $416, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2011.

Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

16. STOCKHOLDERS' EQUITY
The company's Board of Directors authorized a $2,000 share buyback plan in June 2001. During 2011, the company purchased and retired 13.8 million shares at a total cost of $672 under this plan. During 2010, the company purchased and retired 5.4 million shares at a total cost of $250. During 2009, there were no purchases of stock under this plan. As of December 31, 2011, the company has purchased 39.7 million shares at a total cost of $1,884. In April 2011, the company's Board of Directors authorized a $2,000 share buyback plan. This plan will not commence until the plan authorized in June 2001 is completed. There is no expiration date on the current authorizations.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2011, 2010 and 2009:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2009	989,415,000	(87,041,000)
Issued	1,440,000	—
Balance December 31, 2009	990,855,000	(87,041,000)
Issued	18,891,000	—
Repurchased	—	(5,395,000)
Retired	(5,395,000)	5,395,000
Balance December 31, 2010	1,004,351,000	(87,041,000)
Issued	22,650,000	—
Repurchased	—	(13,837,000)
Retired	(13,837,000)	13,837,000
Balance December 31, 2011	1,013,164,000	(87,041,000)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax, tax and after-tax effects of the components of other comprehensive income (loss) are shown below:

	Pre-tax	Tax	After-tax
2011
Cumulative translation adjustment	$(457)	$—	$(457)
Net revaluation and clearance of cash flow hedges to earnings	113	(41)	72
Pension benefits (Note 17)	(3,431)	1,187	(2,244)
Other benefits (Note 17)	(509)	177	(332)
Net unrealized gains on securities	2	(1)	1
Other comprehensive loss attributable to noncontrolling interest	(18)	—	(18)
Other comprehensive loss attributable to DuPont	$(4,300)	$1,322	$(2,978)
2010
Cumulative translation adjustment	$(6)	$—	$(6)
Net revaluation and clearance of cash flow hedges to earnings	54	(20)	34
Pension benefits (Note 17)	(111)	46	(65)
Other benefits (Note 17)	47	(30)	17
Net unrealized gains on securities	2	(1)	1
Other comprehensive income attributable to noncontrolling interest	2	—	2
Other comprehensive loss attributable to DuPont	$(12)	$(5)	$(17)
2009
Cumulative translation adjustment	$89	$—	$89
Net revaluation and clearance of cash flow hedges to earnings	145	(52)	93
Pension benefits (Note 17)	(485)	152	(333)
Other benefits (Note 17)	(162)	56	(106)
Net unrealized gains on securities	6	(2)	4
Other comprehensive loss attributable to noncontrolling interest	(2)	—	(2)
Other comprehensive loss attributable to DuPont	$(409)	$154	$(255)

Tax benefit recorded in Stockholders' Equity was $1,365, $12 and $144 for the years 2011, 2010 and 2009, respectively. Included in these amounts were tax benefits (expense) of $43, $17 and $(10) for the years 2011, 2010 and 2009, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income (loss) as shown in the table above.

Balances of related after-tax components comprising accumulated other comprehensive loss are summarized below:

December 31,	2011	2010	2009
Cumulative translation adjustment	$(244)	$213	$219
Net revaluation and clearance of cash flow hedges to earnings	41	(31)	(65)
Net unrealized gains on securities	3	2	1
Pension benefits
Net losses	(8,204)	(5,950)	(5,873)
Net prior service cost	(72)	(82)	(94)
Other benefits
Net losses	(824)	(577)	(551)
Net prior service benefit	550	635	592
	$(8,750)	$(5,790)	$(5,771)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

17.  LONG-TERM EMPLOYEE BENEFITS
The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pensions
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees hired prior to January 1, 2007. The benefits under these plans are based primarily on years of service and employees' pay near retirement. The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post retirement medical, dental and life insurance plans.

Employee life insurance and disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured or are fully experience-rated. Obligations and expenses for self-insured and fully experience-rated plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2011		2010		2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$23,924		$22,770		$3,989	$4,132
Service cost	249		207		33	29
Interest cost	1,253		1,262		212	238
Plan participants' contributions	21		18		112	114
Actuarial loss	3,062		1,218		441	96
Benefits paid	(1,610)		(1,584)		(424)	(435)
Amendments	2		—		11	(189)	[1]
Net effects of acquisitions/divestitures	182		33		5	4
Benefit obligation at end of year	$27,083		$23,924		$4,379	$3,989
Change in plan assets
Fair value of plan assets at beginning of year	$18,403		$17,143		$—	$—
Actual gain on plan assets	471		2,015		—	—
Employer contributions	341		782		312	321
Plan participants' contributions	21		18		112	114
Benefits paid	(1,610)		(1,584)		(424)	(435)
Net effects of acquisitions/divestitures	168		29		—	—
Fair value of plan assets at end of year	$17,794		$18,403		$—	$—
Funded status
U.S. plans with plan assets	$(6,894)		$(3,408)		$—	$—
Non-U.S. plans with plan assets	(901)		(652)		—	—
All other plans	(1,494)	[2]	(1,461)	[2]	(4,379)	(3,989)
Total	$(9,289)		$(5,521)		$(4,379)	$(3,989)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$4		$4		$—	$—
Other accrued liabilities (Note 12)	(107)		(124)		(316)	(319)
Other liabilities (Note 14)	(9,186)		(5,401)		(4,063)	(3,670)
Net amount recognized	$(9,289)		$(5,521)		$(4,379)	$(3,989)

1.
Change is primarily due to an amendment in 2010 to the company's U.S. parent company retiree medical plan to take advantage of a 50 percent discount from brand name drug manufacturers in the "coverage gap" portion of the Medicare Part D plan. The plan amendment has no effect on current or future retirees' coverage.

2.	Includes pension plans maintained around the world where funding is not customary.

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
Net loss	$(12,477)	$(9,032)	$(1,266)	$(889)
Prior service (cost) benefit	(99)	(114)	862	994
	$(12,576)	$(9,146)	$(404)	$105

The accumulated benefit obligation for all pension plans was $25,116 and $22,165 at December 31, 2011 and 2010, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Information for pension plans with projected benefit obligation in excess of plan assets	2011	2010
Projected benefit obligation	$27,002	$23,707
Accumulated benefit obligation	25,049	21,962
Fair value of plan assets	17,710	18,183

Information for pension plans with accumulated benefit obligations in excess of plan assets	2011	2010
Projected benefit obligation	$25,810	$23,481
Accumulated benefit obligation	23,974	21,807
Fair value of plan assets	16,576	18,017

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2011	2010	2009
Net periodic benefit cost
Service cost	$249	$207	$192
Interest cost	1,253	1,262	1,270
Expected return on plan assets	(1,475)	(1,435)	(1,603)
Amortization of loss	613	507	278
Amortization of prior service cost	16	16	18
Net periodic benefit cost	$656	$557	$155
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$4,058	$634	$781
Amortization of loss	(613)	(507)	(278)
Prior service cost	2	—	—
Amortization of prior service cost	(16)	(16)	(18)
Total recognized in other comprehensive income	$3,431	$111	$485
Total recognized in net periodic benefit cost and other comprehensive income	$4,087	$668	$640

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $877 and $16, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Other Benefits
Components of net periodic benefit cost and amounts recognized in other comprehensive income	2011	2010	2009
Net periodic benefit cost
Service cost	$33	$29	$31
Interest cost	212	238	245
Amortization of loss	60	58	50
Amortization of prior service benefit	(121)	(106)	(106)
Net periodic benefit cost	$184	$219	$220
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$437	$94	$110
Amortization of loss	(60)	(58)	(50)
Prior service cost	11	(189)	(4)
Amortization of prior service benefit	121	106	106
Total recognized in other comprehensive income	$509	$(47)	$162
Total recognized in net periodic benefit cost and other comprehensive income	$693	$172	$382

The estimated pre-tax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $88 and $(121), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2011	2010	2011	2010
Discount rate	4.49%	5.32%	4.50%	5.50%
Rate of compensation increase	4.18%	4.24%	4.40%	4.50%

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.32%	5.80%	6.14%	5.50%	6.00%	6.25%
Expected return on plan assets	8.73%	8.64%	8.75%	—%	—%	—%
Rate of compensation increase	4.24%	4.24%	4.30%	4.50%	4.50%	4.50%

For determining U.S. plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 5.50 percent, 9.00 percent and 4.50 percent for 2011, 6.00 percent, 9.00 percent and 4.50 percent for 2010 and 6.25 percent, 9.00 percent and 4.50 percent for 2009.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Assumed health care cost trend rates at December 31,	2011	2010
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2015	2014

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$6	$(5)
Increase (decrease) on post-retirement benefit obligation	84	(80)

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

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plan is summarized as follows:

Target allocation for plan assets at December 31,	2011	2010
U.S. equity securities	27%	30%
Non-U.S. equity securities	20	22
Fixed income securities	29	29
Hedge funds	2	—
Private market securities	14	12
Real estate	8	7
Total	100%	100%

Equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S fixed income securities. Other investments include hedge funds, real estate and private market securities such as interests in private equity and venture capital partnerships.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The table below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2011 and 2010, respectively.

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,085	$1,962	$123	$—
U.S. equity securities[1]	3,624	3,576	20	28
Non-U.S. equity securities	3,227	3,166	61	—
Debt – government issued	1,596	391	1,205	—
Debt – corporate issued	1,844	114	1,700	30
Debt – asset-backed	963	36	923	4
Hedge funds	396	—	4	392
Private market securities	2,959	—	—	2,959
Real estate	1,196	109	—	1,087
Derivatives – asset position	127	4	123	—
Derivatives – liability position	(90)	(2)	(88)	—
	$17,927	$9,356	$4,071	$4,500
Pension trust receivables[2]	463
Pension trust payables[3]	(596)
Total	$17,794

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,603	$2,535	$68	$—
U.S. equity securities[1]	4,016	3,964	32	20
Non-U.S. equity securities	3,663	3,602	61	—
Debt – government issued	1,514	195	1,319	—
Debt – corporate issued	1,813	151	1,628	34
Debt – asset-backed	970	43	923	4
Private market securities	2,931	—	—	2,931
Real estate	1,049	118	—	931
Derivatives – asset position	95	6	89	—
Derivatives – liability position	(75)	(1)	(74)	—
Other	1	1	—	—
	$18,580	$10,614	$4,046	$3,920
Pension trust receivables[2]	471
Pension trust payables[3]	(648)
Total	$18,403

1.	The company's pension plans directly held $457 (3 percent of total plan assets) and $498 (3 percent of total plan assets) of DuPont common stock at December 31, 2011 and 2010, respectively.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2011 and 2010:

	Level 3 Assets
	Total	U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Hedge Funds	Private Market Securities	Real Estate
Beginning balance at December 31, 2009	$2,928	$4	$51	$8	$—	$1,980	$885
Realized gain (loss)	(9)	—	(53)	5	—	39	—
Change in unrealized gain (loss)	206	3	48	(5)	—	229	(69)
Purchases, sales and settlements	884	13	(11)	(4)	—	683	203
Transfers (out) in of Level 3	(89)	—	(1)	—	—	—	(88)
Ending balance at December 31, 2010	$3,920	$20	$34	$4	$—	$2,931	$931
Realized gain (loss)	11	—	(10)	—	—	21	—
Change in unrealized gain (loss)	201	(3)	9	—	(9)	124	80
Purchases, sales and settlements	375	10	5	—	401	(117)	76
Transfers (out) in of Level 3	(7)	1	(8)	—	—	—	—
Ending balance at December 31, 2011	$4,500	$28	$30	$4	$392	$2,959	$1,087

Cash Flow
Contributions
No contributions were required or made to the principal U.S. pension plan trust fund in 2011 and 2009. The company made a contribution of $500 to its principal U.S. pension plan in 2010 and made another $500 to this plan in January 2012. No additional contributions are expected to be made to the principal U.S. pension plan in 2012. The company expects to contribute approximately $345 in 2012 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of approximately $315 in 2012 under its other long-term employee benefit plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2012	$1,599	$315
2013	1,575	320
2014	1,586	321
2015	1,609	322
2016	1,617	325
Years 2017-2021	8,443	1,640

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

The company's contributions to the U.S. parent company's defined contribution plans were $210, $195 and $191 for the years ended December 31, 2011, 2010 and 2009, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions to other defined contribution plans of $84, $59 and $54 for the years ended December 31, 2011, 2010 and

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2009, respectively. The company expects to contribute about $335 to its defined contribution plans in 2012.

18.  COMPENSATION PLANS
The total stock-based compensation cost included in the Consolidated Income Statements was $113, $108 and $115 for 2011, 2010 and 2009, respectively. The income tax benefits related to stock-based compensation arrangements were $37, $36 and $38 for 2011, 2010 and 2009, respectively.

In April 2011, the shareholders approved amendments to the DuPont Equity and Incentive Plan (EIP). The EIP provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2011, approximately 67 million shares were authorized for future grants under the company's EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted between 2009 and 2011 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2011, 2010 and 2009 was $12.32, $6.44 and $2.68, respectively.

	2011	2010	2009
Dividend yield	3.2%	4.9%	7.0%
Volatility	33.26%	32.44%	27.61%
Risk-free interest rate	2.3%	2.6%	2.5%
Expected life (years)	5.3	5.3	5.3

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Stock option awards as of December 31, 2011, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2010	62,887	$38.83
Granted	3,739	$51.85
Exercised	(20,677)	$41.85
Forfeited	(88)	$35.14
Cancelled	(815)	$46.29
Outstanding, December 31, 2011[1]	45,046	$38.40	2.68	$381,386
Exercisable, December 31, 2011	32,020	$39.88	1.75	$214,349

1.	Includes 5.4 million options outstanding from the 2002 Corporate Sharing Program grants of 200 shares to all eligible employees at an option price of $44.50. These options expired in January 2012.

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2011, 2010 and 2009 were $216, $109 and $0, respectively. In 2011, the company realized a tax benefit of $67 from options exercised.

As of December 31, 2011, $16 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.74 years.

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

The company also grants PSUs to senior leadership. In 2011, there were 215,531 PSUs granted. Vesting for PSUs granted in 2009, 2010 and 2011 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs granted in 2011, subject to the TSR metric, was $72.25, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2011 and 2010 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2011, 2010 and 2009 was $53.19, $34.60 and $23.72, respectively.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2010	4,118	$32.27
Granted	1,545	$53.19
Vested	(1,998)	$36.92
Forfeited	(84)	$37.53
Nonvested, December 31, 2011	3,581	$38.58

As of December 31, 2011, there was $38 unrecognized stock-based compensation expense related to nonvested awards. That cost

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

is expected to be recognized over a weighted-average period of 1.75 years. The total fair value of stock units vested during 2011, 2010 and 2009 was $74, $64 and $74, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $85, $112 and $66 for 2011, 2010 and 2009, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include Pioneer's Annual Reward Program and the company's regional and local variable compensation plans. Such awards were $386, $422 and $288 for 2011, 2010 and 2009, respectively.

19.  DERIVATIVES AND OTHER HEDGING INSTRUMENTS
Objectives and Strategies for Holding Derivative Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to reduce its exposure to foreign currency, interest rate and commodity price risks. The company has established a variety of derivative programs to be utilized for financial risk management. These programs reflect varying levels of exposure coverage and time horizons based on an assessment of risk.

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The company has not designated any nonderivatives as hedging instruments.

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

December 31,	2011	2010
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	2,032	1,220
Commodity contracts	553	448
Derivatives not designated as hedging instruments:
Foreign currency contracts	6,444	7,449
Commodity contracts	437	310

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

Fair Value Hedges
Interest Rate Swaps
At December 31, 2011, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued, to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. These swaps involve the exchange of fixed for floating rate interest payments to effectively convert fixed rate debt into floating rate debt based on USD LIBOR, allowing the company to achieve a target range of floating rate debt. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

Cash Flow Hedges
Foreign Currency Contracts
The company's objective in managing exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign currency rate changes. Accordingly, the company uses foreign currency exchange instruments such as forwards and options to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as natural gas, copper, corn, soybeans and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with these exposures.

Treasury Rate Contracts
During 2010 and 2009, the company entered into treasury rate contracts to hedge the company's exposure to treasury rates on a portion of planned bond issuances. The contracts were terminated at the time the bonds were issued prior to year end.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the effect of cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010:

	2011			2010
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Beginning balance	$(47)	$16	$(31)	$(101)	$36	$(65)
Additions and revaluations of derivatives designated as cash flow hedges	17	(5)	12	(36)	14	(22)
Clearance of hedge results to earnings	96	(36)	60	90	(34)	56
Ending balance	$66	$(25)	$41	$(47)	$16	$(31)

During the next 12 months, the pre-tax, tax and after-tax amounts expected to be reclassified from accumulated other comprehensive income (loss) into earnings is $73, $(28) and $45, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. Additionally, in 2011, the company entered into cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans associated with the acquisition of Danisco businesses.

Commodity Contracts
The company also utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal and electricity.

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2011 and 2010.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2011	2010
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$66	$40
Foreign currency contracts	Accounts and notes receivable, net	44	20
Commodity contracts	Accounts and notes receivable, net	—	3
		110	63
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	100	90
Foreign currency contracts	Other assets	43	—
		143	90
Total asset derivatives		$253	$153
Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$12	$3
Commodity contracts	Other accrued liabilities	1	75
		13	78
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	21	54
Commodity contracts	Other accrued liabilities	2	—
		23	54
Total liability derivatives		$36	$132

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2011	2010	2009	2011	2010	2009	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$26	$40	$(43)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(6)	2	(7)	(15)	(1)	(32)	Net sales
Commodity contracts	23	(35)	(45)	(81)	(89)	(161)	COGS[4]
Treasury rate contracts	—	(3)	4	—	—	—
	17	(36)	(48)	(70)	(50)	(236)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	(133)	117	(485)	Other income, net[5]
Commodity contracts	—	—	—	3	(18)	(6)	COGS[4]
Interest rate swaps	—	—	—	(1)	—	—	Interest expense
	—	—	—	(131)	99	(491)
Total derivatives	$17	$(36)	$(48)	$(201)	$49	$(727)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the years ended December 31, 2011, 2010 and 2009, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

4.	COGS is defined as costs of goods sold and other operating charges.

5.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(30), $(130) and $280 for 2011, 2010 and 2009, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

20.  GEOGRAPHIC INFORMATION

	2011		2010		2009
	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]
United States	$13,289	$8,668	$11,451	$7,835	$9,814	$7,641
Canada	$997	$173	$908	$170	$759	$165
EMEA[3]
Belgium	$368	$190	$298	$139	$240	$146
Denmark	99	323	65	—	66	—
France	1,013	252	777	102	837	100
Germany	2,225	337	1,939	289	1,645	294
Italy	907	35	767	36	684	39
Luxembourg	76	250	67	244	50	243
Russia	464	8	306	7	253	7
Spain	488	266	427	259	389	291
The Netherlands	327	237	264	216	215	220
United Kingdom	594	110	503	116	452	126
Other	3,408	594	2,704	327	2,334	329
Total EMEA	$9,969	$2,602	$8,117	$1,735	$7,165	$1,795
Asia Pacific
Australia	$298	$19	$236	$9	$178	$8
China/Hong Kong	3,305	628	2,759	494	1,827	427
India	866	97	695	81	492	65
Japan	1,781	106	1,464	102	1,096	97
Korea	717	64	614	65	482	74
Singapore	189	42	179	31	135	32
Taiwan	667	133	534	129	362	129
Thailand	337	4	266	3	190	3
Other	740	135	562	69	427	47
Total Asia Pacific	$8,900	$1,228	$7,309	$983	$5,189	$882
Latin America
Argentina	$419	$40	$321	$26	$282	$27
Brazil	2,425	394	1,892	317	1,584	316
Mexico	1,190	276	915	215	757	215
Other	772	31	592	58	559	53
Total Latin America	$4,806	$741	$3,720	$616	$3,182	$611
Total	$37,961	$13,412	$31,505	$11,339	$26,109	$11,094

1.	Net sales are attributed to countries based on the location of the customer.

2.	Includes property, plant and equipment less accumulated depreciation.

3.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.  SEGMENT INFORMATION
The company consists of 14 businesses which are aggregated into nine reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Coatings, Performance Materials, Safety & Protection and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

Major products by segment include: Agriculture (corn hybrids and soybean varieties, herbicides, fungicides and insecticides); Electronics & Communications (photopolymers and electronic materials); Industrial Biosciences (enzymes); Nutrition & Health (cultures, emulsifiers, gums, natural sweeteners and soy-based food ingredients): Performance Chemicals (fluorochemicals, fluoropolymers, specialty and industrial chemicals, and white pigments); Performance Coatings (automotive finishes and industrial coatings); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Safety & Protection (nonwovens, aramids and solid surfaces); and Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as other income). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in Note 1. Exceptions are noted as follows and are shown in the reconciliations below. Prior years' data have been reclassified to reflect the current organizational structure. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. Segment net assets includes net working capital, net property, plant and equipment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharma- ceuticals	Other	Total
2011
Segment sales	$9,166	$3,173	$705	$2,460	$7,794	$4,281	$6,815	$3,934	$—	$40	$38,368
Transfers	(1)	(19)	(7)	—	(257)	(1)	(109)	(13)	—	—	(407)
Net sales	9,165	3,154	698	2,460	7,537	4,280	6,706	3,921	—	40	37,961
PTOI	1,527	355	(1)	44	1,923	271	971	500	289	(263)	5,616
Depreciation and amortization	295	99	47	207	252	104	199	172	—	2	1,377
Equity in earnings of affiliates	58	19	(3)	—	43	2	74	47	—	(47)	193
Segment net assets	4,765	1,873	2,544	6,229	3,544	2,107	3,473	3,057	35	70	27,697
Affiliate net assets	330	197	52	1	201	16	445	111	—	34	1,387
Purchases of property, plant and equipment	420	198	61	115	326	80	197	208	—	5	1,610
2010
Segment sales	$7,845	$2,764	$—	$1,240	$6,322	$3,806	$6,287	$3,364	$—	$194	$31,822
Transfers	(1)	(17)	—	—	(216)	(1)	(69)	(12)	—	(1)	(317)
Net sales	7,844	2,747	—	1,240	6,106	3,805	6,218	3,352	—	193	31,505
PTOI	1,293	445	—	62	1,081	249	994	454	489	(205)	4,862
Depreciation and amortization	265	94	—	109	266	105	205	151	—	4	1,199
Equity in earnings of affiliates	59	26	—	—	24	2	77	37	—	(45)	180
Segment net assets	4,927	1,656	—	950	3,317	2,047	3,545	2,967	40	235	19,684
Affiliate net assets	289	195	—	2	184	16	485	103	—	90	1,364
Purchases of property, plant and equipment	360	260	—	39	225	74	190	215	—	11	1,374
2009
Segment sales	$7,069	$1,918	$—	$1,218	$4,964	$3,429	$4,768	$2,811	$—	$158	$26,335
Transfers	—	(20)	—	—	(145)	(1)	(40)	(11)	—	(9)	(226)
Net sales	7,069	1,898	—	1,218	4,819	3,428	4,728	2,800	—	149	26,109
PTOI	1,160	87	—	64	547	69	287	260	1,037	(171)	3,340
Depreciation and amortization	331	88	—	108	267	123	249	147	—	4	1,317
Equity in earnings of affiliates	47	1	—	—	9	1	37	26	—	(32)	89
Segment net assets	5,209	1,439	—	1,003	3,257	2,018	3,286	2,257	105	172	18,746
Affiliate net assets	307	190	—	5	152	15	430	84	39	71	1,293
Purchases of property, plant and equipment	300	237	—	40	192	55	122	228	—	5	1,179

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income before income taxes	2011	2010	2009
Total segment PTOI	$5,616	$4,862	$3,340
Net exchange (losses) gains, including affiliates	(163)	(13)	(205)
Corporate expenses and net interest	(1,171)	(1,138)	(951)
Income before income taxes	$4,282	$3,711	$2,184

Segment net assets to total assets	2011	2010	2009
Total segment net assets	$27,697	$19,684	$18,746
Corporate assets[1]	10,355	11,312	10,975
Liabilities included in net assets	10,440	9,414	8,464
Total assets	$48,492	$40,410	$38,185

1.	Pension assets are included in corporate assets.

Other items	Segment Totals	Adjustments	Consolidated Totals
2011
Depreciation and amortization	$1,377	$183	$1,560
Equity in earnings of affiliates	193	(1)	192
Affiliate net assets	1,387	(270)	1,117
Purchases of property, plant and equipment	1,610	233	1,843
2010
Depreciation and amortization	$1,199	$181	$1,380
Equity in earnings of affiliates	180	(3)	177
Affiliate net assets	1,364	(323)	1,041
Purchases of property, plant and equipment	1,374	134	1,508
2009
Depreciation and amortization	$1,317	$186	$1,503
Equity in earnings of affiliates	89	10	99
Affiliate net assets	1,293	(279)	1,014
Purchases of property, plant and equipment	1,179	129	1,308

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2011 included the following pre-tax benefits (charges):

2011
Agriculture[1,2]	$(225)
Industrial Biosciences[3,4]	(79)
Nutrition & Health[3,4]	(126)
Performance Coatings[4]	3
Performance Materials[4,5]	47
Other[4]	(28)
$(408)

1.
Included a $(50) charge recorded in research and development expense in connection with a milestone payment associated with a Pioneer licensing agreement. Since this milestone was reached before regulatory approval was secured by Pioneer, it was charged to research and development expense.

2.
Included a $(175) charge recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 15 for additional information.

3.
Included a $(182) charge for transaction related costs and the fair value step-up of inventories that were acquired as part of the Danisco transaction, which impacted the segments as follows: Industrial Biosciences - $(70) and Nutrition & Health - $(112).

4.
Included a $(50) restructuring charge primarily related to severance and related benefit costs associated with the Danisco acquisition impacting the segments as follows: Industrial Biosciences - $(9); Nutrition & Health - $(14); Performance Coatings - $3; Performance Materials - $(2); and Other - $(28). See Note 4 for additional information.

5.	Included a $49 benefit recorded in other income, net associated with the sale of a business.

2010 included the following pre-tax benefits (charges):

2010
Agriculture[1]	$(50)
Electronics & Communications[2]	8
Performance Chemicals[2]	10
Performance Coatings[2]	(6)
Performance Materials[2]	16
Safety & Protection[2]	5
Other[2]	1
$(16)

1.
Included a $(50) charge in research and development expense for an upfront payment related to a Pioneer licensing agreement. Since this payment was made before regulatory approval was secured by Pioneer, it was charged to research and development expense.

2.
Included a $34 net reduction (increase) in estimated restructuring costs related to restructuring programs impacting the segments as follows: Electronics & Communications – $8; Performance Chemicals – $10; Performance Coatings – $(6); Performance Materials – $16; Safety & Protection – $5; and Other – $1.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2009 included the following pre-tax benefits (charges):

2009
Electronics & Communications[1,2]	$(37)
Nutrition & Health[1]	1
Performance Chemicals[1,2]	(54)
Performance Coatings[1,2]	(15)
Performance Materials[1,2,3]	24
Safety & Protection[1,2]	(45)
Pharmaceuticals[4]	(63)
Other[1,2]	(2)
$(191)

1.
Included a $130 net reduction (increase) in estimated restructuring costs related to the 2008 and 2009 restructuring programs impacting the segments as follows: Electronics & Communications – $6; Nutrition & Health – $1; Performance Chemicals – $12; Performance Coatings – $50; Performance Materials – $52; Safety & Protection – $10; and Other – $(1).

2.
Included a $(340) restructuring charge impacting the segments as follows: Electronics & Communications – $(43); Performance Chemicals – $(66); Performance Coatings – $(65); Performance Materials – $(110); Safety & Protection – $(55); and Other – $(1).

3.	Included an $82 benefit from proceeds and adjustments related to hurricanes impacting the Performance Materials segment.

4.
Included $(63) charge to other income, net and reduction to accounts and notes receivable, net in the Pharmaceuticals segment to reflect increased rebates and other sales deductions related to the Cozaar®/Hyzaar® licensing agreement with Merck Sharp & Dohme Corp. This adjustment in 2009 is the result of overstatements to other income, net in prior periods which accumulated over the life of the contract. The company determined the impact of this adjustment was not material to the results of operations in 2009 or for prior periods.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

22.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,	June 30,		September 30,		December 31,
2011
Net sales	$10,034	$10,264		$9,238		$8,425
Cost of goods sold and other expenses[1]	8,257	8,789	[3]	8,714	[4,5,6]	8,230	[7,8]
Income before income taxes	1,702	1,589		569		422	[9]
Net income	1,444	1,229		460		377	[9]
Basic earnings per share of common stock[2]	1.54	1.31		0.48		0.40
Diluted earnings per share of common stock[2]	1.52	1.29		0.48		0.40
2010
Net sales	$8,484	$8,616		$7,001		$7,404
Cost of goods sold and other expenses[1]	7,154	7,409		6,634		7,235	[11,12]
Income before income taxes	1,587	1,568	[10]	330		226	[13]
Net income	1,137	1,168	[10]	369		378	[14]
Basic earnings per share of common stock[2]	1.24	1.27		0.40		0.41
Diluted earnings per share of common stock[2]	1.24	1.26		0.40		0.40

1.	Excludes interest expense and non-operating items.

2.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

3.
Included charges related to the businesses acquired from Danisco of $(103), including $(60) of transaction costs and a $(43) charge related to the fair value step-up of inventories that were acquired from Danisco.

4.
Included charges related to the businesses acquired from Danisco of $(171), including $(3) of transaction costs, a $(132) charge related to the fair value step-up of inventories that were acquired from Danisco and a $(36) restructuring charge related to severance and related benefit costs.

5.	Included a $(50) charge recorded in connection with a milestone payment associated with a Pioneer licensing agreement. See description in Note 21 for further details.

6.	Included a $(75) charge associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See description in Note 15 for further details.

7.	Included a $(14) charge for restructuring costs primarily associated with the Danisco acquisition.

8.	Included a $(100) charge associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See description in Note 15 for further details.

9.	Included a pre-tax gain of $49 recorded in other income, net associated with the sale of a business in the Performance Materials segment and a related tax benefit of $73.

10.
Included benefits for the adjustment of accrued interest of $59 ($38 after-tax) in other income, net and the adjustment of income tax accruals of $49 associated with settlements of tax contingencies related to prior years.

11.	Included a $(50) charge in research and development expense for an upfront payment related to a Pioneer licensing agreement. See description in Note 21 for further details.

12.
Included a $34 net reduction in estimated costs related to prior years restructuring programs primarily due to overall workforce reductions through lower than estimated individual severance costs and workforce reductions through non-severance programs.

13.	Included a $(179) charge in interest expense associated with the early extinguishment of debt.

14.	Included a $39 benefit for the reversal of a tax valuation allowance related to the net deferred tax assets of a foreign subsidiary.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
1007 Market Street
Wilmington, DE 19898
Telephone: 302 774-1000
E-mail: find.info@usa.dupont.com

2012 Annual Meeting
The annual meeting of the shareholders will be held at 10:30 a.m., on Wednesday, April 25, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

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
E-mail: find.info@usa.dupont.com
On the Internet: http://www.dupont.com

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2011 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2012 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
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

Online Delivery of Proxy Materials
Stockholders may request their proxy materials electronically in 2012 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).