Form 10-Q
period 2012-03-31
DUPONT E I DE NEMOURS & CO
filed 2012-04-24
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The Registrant had 937,039,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 16, 2012.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$11,230	$10,034
Other income, net	26	25
Total	11,256	10,059
Cost of goods sold and other operating charges	7,527	6,831
Selling, general and administrative expenses	1,169	1,027
Research and development expense	505	399
Interest expense	114	100
Total	9,315	8,357
Income before income taxes	1,941	1,702
Provision for income taxes	441	258
Net income	1,500	1,444
Less: Net income attributable to noncontrolling interests	12	13
Net income attributable to DuPont	$1,488	$1,431
Basic earnings per share of common stock	$1.59	$1.54
Diluted earnings per share of common stock	$1.57	$1.52
Dividends per share of common stock	$0.41	$0.41

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,500	$1,444
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	170	44
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(2)	8
Clearance of hedge results to earnings	(32)	27
Net revaluation and clearance of cash flow hedges to earnings	(34)	35
Pension benefit plans:
Net loss	(23)	—
Prior service cost	22	—
Reclassifications to net income:
Amortization of prior service cost	4	4
Amortization of loss	219	153
Pension benefit plans, net	222	157
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(30)	(30)
Amortization of loss	22	15
Other benefit plans, net	(8)	(15)
Net unrealized gain on securities	1	1
Other comprehensive income, before tax	351	222
Income tax expense related to items of other comprehensive income	(64)	(62)
Other comprehensive income, net of tax	287	160
Comprehensive income	1,787	1,604
Less: Comprehensive income attributable to noncontrolling interests	14	12
Comprehensive income attributable to DuPont	$1,773	$1,592

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,410	$3,586
Marketable securities	191	433
Accounts and notes receivable, net	8,626	6,022
Inventories	6,616	7,195
Prepaid expenses	260	151
Deferred income taxes	706	671
Total current assets	19,809	18,058
Property, plant and equipment, net of accumulated depreciation (March 31, 2012 - $19,695; December 31, 2011 - $19,349)	13,395	13,412
Goodwill	5,443	5,413
Other intangible assets	5,410	5,413
Investment in affiliates	1,121	1,117
Deferred income taxes	4,052	4,067
Other assets	993	1,012
Total	$50,223	$48,492
Liabilities and Equity
Current liabilities
Accounts payable	$4,180	$4,816
Short-term borrowings and capital lease obligations	3,593	817
Income taxes	585	255
Other accrued liabilities	4,178	5,297
Total current liabilities	12,536	11,185
Long-term borrowings and capital lease obligations	11,232	11,736
Other liabilities	14,935	15,508
Deferred income taxes	1,093	1,001
Total liabilities	39,796	39,430
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2012 - 1,023,888,000; December 31, 2011 - 1,013,164,000	307	304
Additional paid-in capital	10,086	10,107
Reinvested earnings	14,522	13,422
Accumulated other comprehensive loss	(8,465)	(8,750)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2012 and December 31, 2011)	(6,727)	(6,727)
Total DuPont stockholders’ equity	9,960	8,593
Noncontrolling interests	467	469
Total equity	10,427	9,062
Total	$50,223	$48,492

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2012	2011
Operating activities
Net income	$1,500	$1,444
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	349	294
Amortization of intangible assets	106	67
Contributions to pension plans	(614)	(105)
Other noncash charges and credits - net	311	385
Change in operating assets and liabilities - net	(3,529)	(3,569)
Cash used for operating activities	(1,877)	(1,484)

Investing activities
Purchases of property, plant and equipment	(301)	(323)
Investments in affiliates	(2)	(12)
Proceeds from sales of assets - net of cash sold	4	7
Net decrease in short-term financial instruments	248	1,585
Forward exchange contract settlements	(87)	(210)
Change in restricted cash	—	(1,991)
Other investing activities - net	(18)	(21)
Cash used for investing activities	(156)	(965)

Financing activities
Dividends paid to stockholders	(386)	(383)
Net increase in borrowings	2,278	1,991
Prepayment / Repurchase of common stock	(400)	(272)
Proceeds from exercise of stock options	389	605
Other financing activities - net	(36)	(12)
Cash provided by financing activities	1,845	1,929
Effect of exchange rate changes on cash	12	53
Decrease in cash and cash equivalents	$(176)	$(467)
Cash and cash equivalents at beginning of period	3,586	4,263
Cash and cash equivalents at end of period	$3,410	$3,796

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, collectively referred to as the “2011 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities for which DuPont is the primary beneficiary.  Certain reclassifications of prior year data have been made to conform to current year classifications.

Note 2.  Other Income, Net

	Three Months Ended
	March 31,
	2012	2011
Cozaar®/Hyzaar® income	$25	$48
Royalty income	41	31
Interest income	23	28
Equity in earnings of affiliates, excluding exchange gains/losses	10	48
Net gain on sales of assets	5	6
Net exchange losses [1]	(80)	(143)
Miscellaneous income and expenses, net [2]	2	7
Total	$26	$25

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other income, net and the related tax impact is recorded in provision for income taxes on the interim Consolidated Income Statements.

[2]	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

Note 3.  Provision for Income Taxes
In the first quarter 2012, the company recorded a tax provision of $441, including $36 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income attributable to DuPont	$1,488	$1,431
Preferred dividends	(3)	(3)
Net income available to common stockholders	$1,485	$1,428

Denominator:
Weighted-average number of common shares outstanding - Basic	933,910,000	924,897,000
Dilutive effect of the company’s employee compensation plans	10,328,000	16,012,000
Weighted-average number of common shares outstanding - Diluted	944,238,000	940,909,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2012	2011
Average number of stock options	10,724,000	—

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2012 compared to the same period last year was primarily due to changes in the company’s average stock price.

Note 5. Inventories

	March 31, 2012	December 31, 2011
Finished products	$4,497	$4,541
Semifinished products	1,796	2,293
Raw materials, stores and supplies	1,239	1,262
	7,532	8,096
Adjustment of inventories to a last-in, first-out (LIFO) basis	(916)	(901)
Total	$6,616	$7,195

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the three months ended March 31, 2012.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,859	$(248)	$1,611	$1,841	$(220)	$1,621
Patents	514	(84)	430	518	(77)	441
Purchased and licensed technology	1,920	(934)	986	1,854	(878)	976
Trademarks	57	(26)	31	57	(25)	32
Other [1]	326	(149)	177	330	(151)	179
	4,676	(1,441)	3,235	4,600	(1,351)	3,249

Intangible assets not subject to amortization(Indefinite-lived):
In-process research and development	70	—	70	70	—	70
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	824	—	824	813	—	813
	2,175	—	2,175	2,164	—	2,164
Total	$6,851	$(1,441)	$5,410	$6,764	$(1,351)	$5,413

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $106 and $67 for the three months ended March 31, 2012, and 2011, respectively.  The estimated aggregate pre-tax amortization expense for 2012 and each of the next five years is approximately $338, $332, $348, $351, $308 and $180.

Note 7.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of March 31, 2012 and December 31, 2011 was $105. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist.

In connection with the 2004 sale of the majority of the net assets of Textiles and Interiors, the company indemnified the purchasers, subsidiaries of Koch Industries, Inc. (INVISTA), against certain liabilities primarily related to taxes, legal and environmental matters and other representations and warranties under the Purchase and Sale Agreement. The estimated fair value of the indemnity

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

obligations under the Purchase and Sale Agreement was $70 and was included in the indemnifications balance of $105 at March 31, 2012. Under the Purchase and Sale Agreement, the company's total indemnification obligation for the majority of the representations and warranties cannot exceed $1,400. The other indemnities are not subject to this limit. In March 2008, INVISTA filed suit in the Southern District of New York alleging that certain representations and warranties in the Purchase and Sale Agreement were breached and, therefore, that DuPont is obligated to indemnify it. DuPont disagrees with the extent and value of INVISTA's claims. DuPont has not changed its estimate of its total indemnification obligation under the Purchase and Sale Agreement as a result of the lawsuit. A 2012 trial date has been set.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At March 31, 2012 and December 31, 2011, the company had directly guaranteed $526 and $563, respectively, of such obligations. In addition, the company had $20 relating to guarantees of historical obligations for divested subsidiaries as of March 31, 2012 and December 31, 2011. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 53 percent of the $323 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2012:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$243	$80	$323
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	201	2	203
Total obligations for customers, suppliers and equity affiliates	444	82	526
Obligations for divested subsidiaries (terms up to 6 years)	16	4	20
Total	$460	$86	$546

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

Imprelis®
The company has received claims and been served with multiple lawsuits, including lawsuits seeking class action status, alleging that the use of Imprelis® herbicide caused damage to certain trees. The majority of the lawsuits seeking class actions have been consolidated in federal court in Philadelphia, Pennsylvania. In August 2011, the company suspended sales of Imprelis® and in September began a process to fairly resolve claims associated with the use of Imprelis®. The deadline for property owners to file claims was February 1, 2012, although DuPont continues to receive claims at a significantly reduced rate which it expects to consider as part of the claims resolution process. However, the company believes that the number of unasserted claims, if any, is limited due to the fact that sales were suspended in August 2011 and the product was last applied during the 2011 spring application season.

The company has established review processes to verify and evaluate damage claims. There are several variables that impact the evaluation process including the number of trees on a property, the species of tree with reported damage, the height of the tree, the extent of damage and the possibility for trees to naturally recover over time. Upon receiving claims, DuPont verifies their accuracy and validity which often requires physical review of the property.

At March 31, 2012, DuPont had recorded charges of $225 related to the Imprelis® matter, which included a $50 charge recorded during the first quarter 2012. It is reasonably possible that additional charges could result related to this matter. While there is a high degree of uncertainty, total charges could range as high as $575. DuPont intends to seek recovery from its insurance carriers for costs associated with this matter in excess of $100.

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

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At March 31, 2012, DuPont has accruals of $16 related to the PFOA matters discussed below.

The accrual includes charges related to DuPont's obligations under agreements with the U.S. Environmental Protection Agency and voluntary commitments to the New Jersey Department of Environmental Protection.  These obligations include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.

Drinking Water Actions
In August 2001, a class action, captioned Leach v DuPont, was filed in West Virginia state court alleging that residents living near the Washington Works facility had suffered, or may suffer, deleterious health effects from exposure to PFOA in drinking water.

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts (the “C8 Science Panel”) in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease.  The company expects the C8 Science Panel to complete these health studies through July 2012 at a total estimated cost of $33.

In December 2011, the C8 Science Panel concluded that there is a probable link, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, which includes preeclampsia. In April 2012, the C8 Science Panel announced its probable link determinations regarding cancer and adult onset diabetes. The C8 Science Panel found a probable link between exposure to PFOA and two categories of cancer (kidney and testicular). A panel of medical experts will determine an appropriate medical monitoring protocol, if any, as a result of these findings. If a medical monitoring protocol for any of these diseases is defined, DuPont is required to fund a medical monitoring program to pay for such medical testing. Plaintiffs may pursue personal injury claims against DuPont only for those human disease(s) for which the C8 Science Panel determines a probable link exists once the C8 Science Panel completes its work. In January 2012, the company put $1 in an escrow account as required by the settlement agreement. The company will reassess its liability based on the medical monitoring panel's determination since costs are not reasonably estimable until a medical monitoring protocol, if any, is identified. The company will continue to reassess its liability based on the C8 Science Panel's future probable link findings, if any, and associated medical monitoring protocols, if any. Under the settlement agreement, the company's total obligation to pay for medical monitoring cannot exceed $235. In addition, the company must continue to provide state-of-the-art water treatment systems designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

An Ohio action brought by the LHWA is currently in discovery. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2011 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2012, the Condensed Consolidated Balance Sheet included a liability of $424, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of March 31, 2012.

Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 8.  Stockholders’ Equity
Share Repurchase Program
In the first quarter 2012, the company entered into an agreement with a financial institution and paid $400 for the purchase of shares of common stock. The shares will be received by May 2012. This repurchase will complete the 2001 $2,000 share buyback plan and will begin purchases under the April 2011 $2,000 share buyback plan. There is no expiration date on the current authorizations.

During the first quarter 2011, the company purchased and retired 5.0 million shares at a total cost of $272 under the 2001 plan. Under the 2001 plan, the company has purchased 39.7 million shares at a total cost of $1,884 as of March 31, 2012.

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three months ended March 31, 2012 and 2011 is provided below:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$170	$—	$170	$44	$—	$44
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(2)	—	(2)	8	(3)	5
Clearance of hedge results to earnings	(32)	13	(19)	27	(11)	16
Net revaluation and clearance of cash flow hedges to earnings	(34)	13	(21)	35	(14)	21
Pension benefit plans:
Net loss	(23)	3	(20)	—	—	—
Prior service cost	22	(7)	15	—	—	—
Amortization of prior service cost	4	(1)	3	4	(1)	3
Amortization of loss	219	(75)	144	153	(53)	100
Pension benefit plans, net	222	(80)	142	157	(54)	103
Other benefit plans:
Amortization of prior service benefit	(30)	11	(19)	(30)	11	(19)
Amortization of loss	22	(8)	14	15	(5)	10
Other benefit plans, net	(8)	3	(5)	(15)	6	(9)
Net unrealized gain on securities:
Unrealized gain on securities	1	—	1	1	—	1
Other comprehensive income	$351	$(64)	$287	$222	$(62)	$160

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2011 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $15,940 and $13,880 as of March 31, 2012 and December 31, 2011, respectively.

Cash Equivalents
The estimated fair value of the company's cash equivalents was determined using level 2 inputs. Based on current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the company's cash equivalents approximates its stated value of $1,788 and $1,932 as of March 31, 2012 and December 31, 2011, respectively.

Derivative Instruments
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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	2,377	2,032
Commodity contracts	334	553
Derivatives not designated as hedging instruments:
Foreign currency contracts	7,382	6,444
Commodity contracts	224	437

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

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as copper, corn, soybeans, soybean meal and natural gas. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

Fair Value Hedges
Interest Rate Swaps
At March 31, 2012, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued, to manage the interest rate mix of the total debt portfolio and related overall cost of borrowing. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

Cash Flow Hedges
Foreign Currency Contracts
The company uses foreign currency exchange instruments such as forwards and options to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues.

Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with energy feedstock and agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Beginning balance	$41	$(31)
Net revaluation and clearance of cash flow hedges to earnings	(23)	22
Ending balance	$18	$(9)

At March 31, 2012, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $15.

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. Additionally, the company has cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2011 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2012	December 31, 2011
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$63	$66
Foreign currency contracts	Accounts and notes receivable, net	31	44
		94	110
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	95	100
Foreign currency contracts	Other assets	34	43
		129	143
Total asset derivatives		$223	$253
Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$7	$12
Commodity contracts	Other accrued liabilities	—	1
		7	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	48	21
Commodity contracts	Other accrued liabilities	2	2
		50	23
Total liability derivatives		$57	$36

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2012	2011	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(3)	$(10)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(10)	(21)	3	(5)	Net sales
Commodity contracts	6	30	29	(22)	COGS[4]
	(4)	9	29	(37)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(128)	(373)	Other income, net[5]
Commodity contracts	—	—	(11)	1	COGS[4]
	—	—	(139)	(372)
Total derivatives	$(4)	$9	$(110)	$(409)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2012 and 2011, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]	COGS is defined as costs of goods sold and other operating charges.

[5]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $48 and $230 for the three months ended March 31, 2012 and 2011, respectively.

Note 10. Long-Term Employee Benefits
The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$68	$59
Interest cost	297	310
Expected return on plan assets	(381)	(365)
Amortization of unrecognized loss	219	153
Amortization of prior service cost	4	4
Net periodic benefit cost	$207	$161

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$9	$8
Interest cost	48	53
Amortization of unrecognized loss	22	15
Amortization of prior service benefit	(30)	(30)
Net periodic benefit cost	$49	$46

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 11.  Segment Information
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. Prior year data has been reclassified to reflect the current organizational structure.

Three Months Ended March 31,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other	Total
2012
Segment sales	$4,080		$677	$288	$808	$1,900	$1,050	$1,600	$941	$—	$1	$11,345
Less: Transfers	2		4	3	—	77	—	26	3	—	—	115
Net sales	4,078		673	285	808	1,823	1,050	1,574	938	—	1	11,230
PTOI	1,264	[2]	33	41	83	512	87	240	100	27	(60)	2,327

2011
Segment sales	$3,504		$811	$—	$324	$1,797	$993	$1,707	$965	$—	$36	$10,137
Less: Transfers	—		5	—	—	67	—	28	3	—	—	103
Net sales	3,504		806	—	324	1,730	993	1,679	962	—	36	10,034
PTOI	1,111		111	—	25	394	65	288	145	50	(64)	2,125

[1]
As of March 31, 2012, Agriculture net assets were $7,509, an increase of $2,744 from $4,765 at December 31, 2011. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included a $(50) charge recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 7 for additional information.

Reconciliation to Consolidated Income Statements

	Three Months Ended March 31,
	2012	2011
Total segment PTOI	$2,327	$2,125
Net exchange losses, including affiliates	(80)	(143)
Corporate expenses and net interest	(306)	(280)
Income before income taxes	$1,941	$1,702

Note 12.  Subsequent Event
In April 2012, the company completed the sale of its interest in an equity method investment and expects to record an after-tax gain of about $75.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements About Forward-Looking Statements
 This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, outcome of contingencies, such as litigation and environmental matters, expenditures and financial results, are forward-looking statements.

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

For additional information on these and other risks and factors that could affect our forward-looking statements, see the company's Risk Factors set forth under Part I, Item 1A of the company's 2011 Annual Report.

Results of Operations
Overview
The company continued to execute its strategy for growth by applying its science and technology to address three challenges driven by global population growth: feeding the world, reducing our dependence on fossil fuels and keeping people and the environment safe. The following are highlights from the results of operations for the first quarter 2012:

•	First quarter 2012 earnings were $1.57 per share versus $1.52 per share in 2011.

•
Sales of $11.2 billion were up 12 percent including a 7 percent net sales increase from portfolio changes. Volume, down 2 percent compared to the same period last year, showed sequential improvement in industrial markets, which includes titanium dioxide, indicating a positive shift in momentum heading into the second quarter 2012. Sales in developing markets[1] grew 15 percent, led by growth in Agriculture.

•
Segment pre-tax operating income increased $202 million, or 10 percent versus the prior year, principally due to gains in Agriculture, Performance Chemicals and the benefit of prior-year acquisitions in Nutrition & Health and Industrial Biosciences.

•
Agriculture delivered 16 percent higher sales and a 14 percent increase in pre-tax operating income versus last year’s first quarter. This reflects strong global business performance and an early start to the North American and European selling seasons, which increased first quarter 2012 earnings about $0.03 per share.

•
DuPont continues to achieve fixed cost, working capital and variable cost productivity through disciplined business processes called DuPont Integrated Business Management and DuPont Production Systems. The company remains on track with productivity initiatives achieving improvements of approximately $100 million for both fixed costs and working capital in the first quarter 2012.

____________________________

1	Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

Net Sales
Net sales for the first quarter 2012 were $11.2 billion versus $10.0 billion in the prior year, an increase of 12 percent, reflecting a 7 percent net increase from portfolio changes, principally the Danisco acquisition, and an 8 percent increase in local prices, partly offset by 2 percent lower volume and a 1 percent sales reduction from currency impact. The 2 percent decline in total company volume reflects strong Agriculture segment volume gains in all regions offset by lower volume for most segments in Asia Pacific. Lower volume in Asia Pacific resulted from weaker market demand for titanium dioxide, electronic materials and polymers. Sales in developing markets totaling $3.4 billion improved 15 percent from 2011 including the benefit from portfolio changes. The percentage of total company sales in these markets increased to 31 percent from 30 percent in the prior year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2012		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$11.2	12	8	(1)	(2)	7
U.S. & Canada	4.8	13	9	—	—	4
Europe, Middle East & Africa (EMEA)	3.2	14	8	(3)	(1)	10
Asia Pacific	2.0	—	4	1	(13)	8
Latin America	1.2	23	15	(3)	4	7

Other Income, Net
Other income, net, totaled $26 million for the first quarter 2012, essentially flat compared to $25 million in the prior year.

Additional information related to the company's other income, net, is included in Note 2 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $7.5 billion in the first quarter 2012 versus $6.8 billion in the prior year, an increase of 10 percent. COGS as a percent of net sales decreased 1 percentage point to 67 percent, principally reflecting higher selling prices and productivity improvements more than offsetting raw material, energy and freight costs, which were up about 7 percent as compared to the same period last year.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.2 billion for the first quarter 2012 versus $1.0 billion in the prior year. The increase was due to additional selling expense of acquired companies and increased global commissions and selling and marketing investments primarily in the Agriculture segment. SG&A was approximately 10 percent of net sales for the first quarter 2012 and 2011.

Research and Development Expense (R&D)
R&D totaled $505 million for the first quarter 2012 compared to $399 million in 2011. The increase was primarily due to the addition of R&D from acquired companies and continued growth investments in the Agriculture segment, primarily related to spending for development of new products. R&D was approximately 4 percent of net sales for the first quarter 2012 and 2011.

Interest Expense
Interest expense totaled $114 million in the first quarter 2012 compared to $100 million in 2011. The increase was primarily due to higher average debt resulting from financing for the Danisco acquisition, partially offset by lower interest rates.

Provision for Income Taxes
The company's effective tax rate for the first quarter 2012 was 22.7 percent as compared to 15.2 percent in 2011. The higher effective tax rate in 2012 versus 2011 principally relates to the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings.

See Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont
Net income attributable to DuPont for the first quarter 2012 was $1.5 billion versus $1.4 billion in the first quarter 2011, a 4 percent increase for the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three month period ended March 31, 2012 compared with the same period in 2011. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as operating income (loss) before income taxes, exchange gains (losses), corporate expenses and interest. All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three month periods ended March 31, 2012 and 2011 is included in Note 11 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2012 segment sales and related variances versus prior year:

	Three Months Ended
	March 31, 2012		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2011	Selling Price	Volume	Portfolio and Other
Agriculture	$4.1	16	8	8	—
Electronics & Communications	0.7	(17)	1	(18)	—
Industrial Biosciences	0.3	nm	nm	nm	nm
Nutrition & Health	0.8	149	—	(5)	154
Performance Chemicals	1.9	6	16	(10)	—
Performance Coatings	1.1	6	6	—	—
Performance Materials	1.6	(6)	6	(10)	(2)
Safety & Protection	0.9	(2)	3	(5)	—
nm - not meaningful

Agriculture - Sales of $4.1 billion were up $576 million, or 16 percent, with 8 percent price and 8 percent volume gains. Seed sales of $3.2 billion grew 20 percent reflecting strong global performance with robust North American corn sales, a strong, early start to the European season and commercial success in Brazil's Safrinha season. Crop Protection product sales of $0.9 billion increased 7 percent underpinned by particular strength in insect control product volumes and price gains across the portfolio. PTOI of $1.3 billion improved 14 percent on higher volume and price partially offset by input cost increases, unfavorable currency impact, higher spending for growth investments and a $50 million charge related to Imprelis® herbicide claims. See Note 7 to the interim Consolidated Financial Statements for more information related to this matter.

Electronics & Communications - Sales of $677 million were down 17 percent on 18 percent lower volume. Sales reflect continued soft demand in photovoltaics, partially offset by increased demand for smart phones and tablets. Although photovoltaic sales were lower compared to the same period last year, there was sequential growth from the fourth quarter 2011. PTOI of $33 million declined $78 million from lower volume and plant utilization.

Industrial Biosciences - Sales of $288 million and PTOI of $41 million primarily reflect the acquisition of Danisco's enzyme business. PTOI includes $5 million of amortization expense associated with the fair value step-up of acquired intangible assets.

Nutrition & Health - Sales of $808 million increased $484 million and PTOI of $83 million was up $58 million reflecting the benefits from the integration and cost synergies related to the Danisco specialty food ingredients acquisition. PTOI includes $21 million of amortization expense associated with the fair value step-up of acquired intangible assets.

Performance Chemicals - Sales of $1.9 billion were up 6 percent, with 16 percent higher selling prices and 10 percent lower volume. Higher selling prices more than offset higher raw material costs. Lower volume reflects continued softness in titanium dioxide, particularly in Asia Pacific. Global demand for titanium dioxide increased sequentially from the fourth quarter 2011. PTOI of $512 million increased $118 million on higher selling prices and continued productivity actions.

Performance Coatings - Sales of $1.1 billion were up 6 percent on higher selling prices. Higher selling prices across all regions and market segments offset higher raw material costs. Automotive builds were up globally. Continued strong demand in OEM motor vehicle and industrial coatings, particularly in the North American heavy duty truck market, was offset by softening in refinish primarily in southern Europe. PTOI of $87 million increased $22 million on higher selling prices, mix enrichment and continued productivity actions.

Performance Materials - Sales of $1.6 billion were down 6 percent, with 10 percent lower volume and a 2 percent reduction from a portfolio change partially offset by 6 percent higher selling prices. Demand improved in the automotive market, particularly in North America, but was more than offset by continued softness in the industrial and electronic markets. Although volume was down compared to the same period last year, there was sequential growth from the fourth quarter 2011. Higher selling prices offset higher raw material costs. PTOI of $240 million decreased $48 million due to lower volume.

Safety & Protection - Sales of $941 million were down 2 percent, with 5 percent lower volume partially offset by 3 percent higher selling prices. Volume was lower on continued softness in industrial markets. Higher selling prices reflect value-based pricing. PTOI of $100 million decreased $45 million on lower volume and higher spending for growth initiatives primarily related to costs associated with operating the new Kevlar® aramids Cooper River plant.

Pharmaceuticals - PTOI was $27 million compared to $50 million in the same period last year. Decreased PTOI reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	March 31, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$3,601	$4,019
Total debt	14,825	12,553

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries and is considered to be indefinitely reinvested and expected to be utilized to fund local operating activities and capital expenditure requirements. The company believes that it has sufficient sources of domestic liquidity to further support its assumption that undistributed earnings at March 31, 2012 can be considered reinvested indefinitely. The company has access to approximately $4.3 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $1.9 billion for the three months ended March 31, 2012 compared to cash used for operating activities of $1.5 billion during the same period last year. The $0.4 billion change was primarily due to a $0.5 billion contribution to the U.S. pension plan.

Cash used for investing activities was $0.2 billion for the three months ended March 31, 2012 compared to cash used for investing activities of $1.0 billion for the same period last year. The $0.8 billion change was primarily due to a decrease in restricted cash from the issuance of debt in connection with the Danisco acquisition, partially offset by lower proceeds from the sale of short-term financial instruments. Purchases of property, plant and equipment for the three months ended March 31, 2012 totaled $301 million, a decrease of $22 million compared to the same period last year.

Cash provided by financing activities was $1.8 billion for the three months ended March 31, 2012, essentially unchanged from the $1.9 billion provided during the same period last year.

	Three Months Ended
	March 31,
(Dollars in millions)	2012	2011
Cash used for operating activities	$(1,877)	$(1,484)
Purchases of property, plant and equipment	(301)	(323)
Free cash flow	$(2,178)	$(1,807)

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

Dividends paid to shareholders during the three months ended March 31, 2012 totaled $386 million. In January 2012, the company’s Board of Directors declared a first quarter common stock dividend of $0.41 per share. The first quarter dividend was the company’s 430th consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

In the first quarter 2012, the company entered into an agreement with a financial institution and paid $400 million for the purchase of shares of common stock. The shares will be received by May 2012. See Note 8 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 31 of the company's 2011 Annual Report, and Note 7 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2011 can be found on page 31 of the company's 2011 Annual Report. There have been no significant changes to the company's contractual obligations during the three months ended March 31, 2012.

PFOA
See discussion under “PFOA” on page 35 of the company's 2011 Annual Report and Note 7 to the interim Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 9, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 35 - 36 of the company's 2011 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2012, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                          Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 7 to the interim Consolidated Financial Statements.

Litigation
Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 7 to the interim Consolidated Financial Statements under the heading Imprelis®.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 7 to the interim Consolidated Financial Statements under the heading PFOA.

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

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the company's 2011 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter 2012, the company entered into an agreement with a financial institution and paid $400 million for the purchase of shares of common stock. The shares will be received by May 2012. See Note 8 to the interim Consolidated Financial Statements for additional information.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 24, 2012

By:	/s/Nicholas C. Fanandakis

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

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007(incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.9*	Company’s Retirement Income Plan for Directors, as last amended January 2011.

Exhibit Number	Description

10.10*
Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended May 12, 2010 (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010).

10.11*
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