Form 10-Q
period 2012-06-30
DUPONT E I DE NEMOURS & CO
filed 2012-07-24
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

The Registrant had 930,373,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 16, 2012.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$11,006	$10,264	$22,236	$20,298
Other income, net	277	229	303	254
Total	11,283	10,493	22,539	20,552
Cost of goods sold and other operating charges	7,815	7,191	15,342	14,022
Selling, general and administrative expenses	1,186	1,136	2,355	2,163
Research and development expense	528	462	1,033	861
Interest expense	117	115	231	215
Total	9,646	8,904	18,961	17,261
Income before income taxes	1,637	1,589	3,578	3,291
Provision for income taxes	449	360	890	618
Net income	1,188	1,229	2,688	2,673
Less: Net income attributable to noncontrolling interests	9	11	21	24
Net income attributable to DuPont	$1,179	$1,218	$2,667	$2,649
Basic earnings per share of common stock	$1.26	$1.31	$2.85	$2.85
Diluted earnings per share of common stock	$1.25	$1.29	$2.82	$2.80
Dividends per share of common stock	$0.43	$0.41	$0.84	$0.82

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$1,188	$1,229	$2,688	$2,673
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(412)	73	(242)	117
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	38	(5)	36	3
Clearance of hedge results to earnings	(23)	25	(55)	52
Net revaluation and clearance of cash flow hedges to earnings	15	20	(19)	55
Pension benefit plans:
Net gain (loss)	4	(3)	(19)	(3)
Prior service cost	—	(2)	22	(2)
Reclassifications to net income:
Amortization of prior service cost	3	4	7	8
Amortization of loss	220	153	439	306
Pension benefit plans, net	227	152	449	309
Other benefit plans:
Reclassifications to net income:
Amortization of prior service benefit	(30)	(31)	(60)	(61)
Amortization of loss	22	15	44	30
Other benefit plans, net	(8)	(16)	(16)	(31)
Net unrealized gain (loss) on securities	1	(1)	2	—
Other comprehensive income (loss), before tax	(177)	228	174	450
Income tax expense related to items of other comprehensive income	(76)	(54)	(140)	(116)
Other comprehensive income (loss), net of tax	(253)	174	34	334
Comprehensive income	935	1,403	2,722	3,007
Less: Comprehensive income attributable to noncontrolling interests	34	9	48	21
Comprehensive income attributable to DuPont	$901	$1,394	$2,674	$2,986

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,506	$3,586
Marketable securities	50	433
Accounts and notes receivable, net	9,476	6,022
Inventories	6,011	7,195
Prepaid expenses	151	151
Deferred income taxes	932	671
Total current assets	20,126	18,058
Property, plant and equipment, net of accumulated depreciation (June 30, 2012 - $19,962; December 31, 2011 - $19,349)	13,342	13,412
Goodwill	5,348	5,413
Other intangible assets	5,228	5,413
Investment in affiliates	1,087	1,117
Deferred income taxes	3,822	4,067
Other assets	1,078	1,012
Total	$50,031	$48,492
Liabilities and Equity
Current liabilities
Accounts payable	$3,695	$4,816
Short-term borrowings and capital lease obligations	3,696	817
Income taxes	930	255
Other accrued liabilities	4,117	5,297
Total current liabilities	12,438	11,185
Long-term borrowings and capital lease obligations	11,254	11,736
Other liabilities	14,643	15,508
Deferred income taxes	1,051	1,001
Total liabilities	39,386	39,430
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2012 - 1,017,365,000; December 31, 2011 - 1,013,164,000	305	304
Additional paid-in capital	10,494	10,107
Reinvested earnings	14,975	13,422
Accumulated other comprehensive loss	(8,743)	(8,750)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2012 and December 31, 2011)	(6,727)	(6,727)
Total DuPont stockholders’ equity	10,541	8,593
Noncontrolling interests	104	469
Total equity	10,645	9,062
Total	$50,031	$48,492

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2012	2011
Operating activities
Net income	$2,688	$2,673
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	702	607
Amortization of intangible assets	198	137
Contributions to pension plans	(692)	(198)
Other noncash charges and credits - net	314	624
Change in operating assets and liabilities - net	(4,327)	(4,487)
Cash used for operating activities	(1,117)	(644)

Investing activities
Purchases of property, plant and equipment	(696)	(741)
Investments in affiliates	(14)	(27)
Payments for businesses - net of cash acquired	—	(6,264)
Proceeds from sales of assets - net of cash sold	166	59
Net decrease in short-term financial instruments	388	2,404
Forward exchange contract settlements	80	(454)
Other investing activities - net	(7)	(13)
Cash used for investing activities	(83)	(5,036)

Financing activities
Dividends paid to stockholders	(788)	(767)
Net increase in borrowings	2,406	3,823
Repurchase of common stock	(400)	(272)
Proceeds from exercise of stock options	406	768
Payments for noncontrolling interest	(447)	—
Other financing activities - net	27	(22)
Cash provided by financing activities	1,204	3,530
Effect of exchange rate changes on cash	(84)	155
Decrease in cash and cash equivalents	$(80)	$(1,995)
Cash and cash equivalents at beginning of period	3,586	4,263
Cash and cash equivalents at end of period	$3,506	$2,268

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

Note 2.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cozaar®/Hyzaar® income	$14	$79	$39	$127
Royalty income	25	35	66	66
Interest income	37	32	60	60
Equity in earnings of affiliates, excluding exchange gains/losses	21	35	31	83
Gain on sale of equity method investment	122	—	122	—
Net gain on sales of other assets	5	33	10	39
Net exchange gains (losses) [1]	28	4	(52)	(139)
Miscellaneous income and expenses, net [2]	25	11	27	18
Total	$277	$229	$303	$254

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

Note 3.  Provision for Income Taxes
In the second quarter 2012, the company recorded a tax provision of $449, including $59 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2012, the company recorded a tax provision of $890, including $23 of tax expense primarily associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.

In the second quarter 2011, the company recorded a tax provision of $360, including $7 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2011, the company recorded a tax provision of $618, including $142 of tax benefit primarily associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to DuPont	$1,179	$1,218	$2,667	$2,649
Preferred dividends	(2)	(2)	(5)	(5)
Net income available to common stockholders	$1,177	$1,216	$2,662	$2,644

Denominator:
Weighted-average number of common shares outstanding - Basic	934,057,000	930,798,000	933,982,000	927,860,000
Dilutive effect of the company’s employee compensation plans	8,775,000	13,189,000	9,551,000	14,601,000
Weighted-average number of common shares outstanding - Diluted	942,832,000	943,987,000	943,533,000	942,461,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average number of stock options	12,750,000	—	11,737,000	—

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2012 compared to the same periods last year was primarily due to changes in the company’s average stock price.

Note 5. Inventories

	June 30, 2012	December 31, 2011
Finished products	$3,927	$4,541
Semifinished products	1,746	2,293
Raw materials, stores and supplies	1,234	1,262
	6,907	8,096
Adjustment of inventories to a last-in, first-out (LIFO) basis	(896)	(901)
Total	$6,011	$7,195

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the six months ended June 30, 2012.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,802	$(274)	$1,528	$1,841	$(220)	$1,621
Patents	510	(101)	409	518	(77)	441
Purchased and licensed technology	1,921	(976)	945	1,854	(878)	976
Trademarks	57	(27)	30	57	(25)	32
Other [1]	327	(153)	174	330	(151)	179
	4,617	(1,531)	3,086	4,600	(1,351)	3,249

Intangible assets not subject to amortization(Indefinite-lived):
In-process research and development	69	—	69	70	—	70
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	792	—	792	813	—	813
	2,142	—	2,142	2,164	—	2,164
Total	$6,759	$(1,531)	$5,228	$6,764	$(1,351)	$5,413

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense for definite-lived intangible assets was $92 and $198 for the three and six months ended June 30, 2012, respectively, and $70 and $137 for the three and six months ended June 30, 2011, respectively. The estimated aggregate pre-tax amortization expense for the remainder of 2012 and each of the next five years is approximately $140, $332, $348, $351, $308 and $180.

Note 7.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist. The carrying amounts recorded for all indemnifications as of June 30, 2012 and December 31, 2011 were $241 and $105, respectively. The increase in the carrying amount at June 30, 2012 primarily relates to the settlement of the 2008 lawsuit filed by subsidiaries of Koch Industries, Inc. (INVISTA) alleging that certain representations and warranties in the Purchase and Sale Agreement concerning the sale of the majority of the net assets of Textiles and Interiors were breached.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At June 30, 2012 and December 31, 2011, the company had directly guaranteed $485 and $563, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 48 percent of the $287 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at June 30, 2012:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$167	$120	$287
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	198	—	198
Total	$365	$120	$485

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

Imprelis®
The company has received claims and been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. The lawsuits seeking class action status have been consolidated in federal court in Philadelphia, Pennsylvania. In addition, about 60 individual actions have been filed in state court in various jurisdictions. DuPont is seeking to remove these cases to federal court.

In August 2011, the company suspended sales of Imprelis® and in September began a process to fairly resolve claims associated with the use of Imprelis®. The deadline for property owners to file claims was February 1, 2012, although DuPont continues to receive claims at a declining rate which it expects to consider as part of the claims resolution process. However, the company believes that the number of unasserted claims is limited due to the fact that sales were suspended in August 2011 and the product was last applied during the 2011 spring application season.

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

At June 30, 2012, DuPont had recorded charges of $490 related to the Imprelis® matter, which included charges of $265 and $315 recorded during the second quarter and year-to-date 2012, respectively. It is reasonably possible that additional charges could result related to this matter. While there is a high degree of uncertainty, total charges could range as high as $575. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter in excess of $100.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At June 30, 2012, DuPont has accruals of $16 related to the PFOA matters discussed below.

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

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company is also funding a series of health studies by an independent science panel of experts (the “C8 Science Panel”) in the communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease.  The company expects the C8 Science Panel to complete these health studies through October 2012 at a total estimated cost of $33.

In December 2011, the C8 Science Panel concluded that there is a probable link, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, which includes preeclampsia. In April 2012, the C8 Science Panel announced its probable link determinations regarding cancer and adult onset diabetes. The C8 Science Panel found a probable link between exposure to PFOA and two categories of cancer (kidney and testicular). A panel of medical experts will determine an appropriate medical monitoring protocol, if any, as a result of these findings. If a medical monitoring protocol for any of these diseases is defined, DuPont is required to fund a medical monitoring program to pay for such medical testing. Plaintiffs may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determines a probable link exists once the C8 Science Panel completes its work. In January 2012, the company put $1 in an escrow account as required by the settlement agreement. The company will reassess its liability based on the medical monitoring panel's determination since costs are not reasonably estimable until a medical monitoring protocol, if any, is identified. The company will continue to reassess its liability based on the C8 Science Panel's future probable link findings, if any, and associated medical monitoring protocols, if any. Under the settlement agreement, the company's total obligation to pay for medical monitoring cannot exceed $235. In addition, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies,

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

as well as the presence or absence of potentially responsible parties. At June 30, 2012, the Condensed Consolidated Balance Sheet included a liability of $430, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of June 30, 2012.

Other
The company has various purchase commitments incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of current market.

Note 8.  Stockholders’ Equity
Share Repurchase Program
During the first quarter 2012, the company entered into an agreement with a financial institution in which the company paid $400 for the purchase of shares of common stock which were received in the second quarter 2012. As a result, during the second quarter 2012, the company purchased and retired 7.8 million shares in connection with this agreement. These purchases completed the 2001 $2,000 share buyback plan and began purchases under the 2011 $2,000 share buyback plan. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of June 30, 2012. There is no required completion date for the purchases under the 2011 plan.

During the three months ended June 30, 2011, there were no purchases of stock under the 2001 plan. During the six months ended June 30, 2011, the company purchased and retired 5.0 million shares at a total cost of $272 under this plan.

Noncontrolling Interest
In May 2012, the company completed the acquisition of the remaining 28 percent interest in the Solae, LLC joint venture from Bunge Limited for $447. As the purchase of the remaining interest did not result in a change of control, the difference between the carrying value of the noncontrolling interest of $362 and the consideration paid, net of taxes of $74, was recorded as an $11 reduction to additional paid-in capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three and six months ended June 30, 2012 and 2011 is provided as follows:

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(412)	$—	$(412)	$73	$—	$73
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	38	(15)	23	(5)	2	(3)
Clearance of hedge results to earnings	(23)	10	(13)	25	(9)	16
Net revaluation and clearance of cash flow hedges to earnings	15	(5)	10	20	(7)	13
Pension benefit plans:
Net gain (loss)	4	7	11	(3)	1	(2)
Prior service cost	—	(1)	(1)	(2)	—	(2)
Amortization of prior service cost	3	(1)	2	4	(1)	3
Amortization of loss	220	(77)	143	153	(53)	100
Pension benefit plans, net	227	(72)	155	152	(53)	99
Other benefit plans:
Amortization of prior service benefit	(30)	9	(21)	(31)	11	(20)
Amortization of loss	22	(7)	15	15	(5)	10
Other benefit plans, net	(8)	2	(6)	(16)	6	(10)
Net unrealized gain (loss) on securities:
Unrealized loss on securities arising during the period	(1)	—	(1)	(1)	—	(1)
Reclassification of loss realized in net income	2	(1)	1	—	—	—
Net unrealized gain (loss) on securities	1	(1)	—	(1)	—	(1)
Other comprehensive (loss) income	$(177)	$(76)	$(253)	$228	$(54)	$174

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(242)	$—	$(242)	$117	$—	$117
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	36	(15)	21	3	(1)	2
Clearance of hedge results to earnings	(55)	23	(32)	52	(20)	32
Net revaluation and clearance of cash flow hedges to earnings	(19)	8	(11)	55	(21)	34
Pension benefit plans:
Net loss	(19)	10	(9)	(3)	1	(2)
Prior service cost	22	(8)	14	(2)	—	(2)
Amortization of prior service cost	7	(2)	5	8	(2)	6
Amortization of loss	439	(152)	287	306	(106)	200
Pension benefit plans, net	449	(152)	297	309	(107)	202
Other benefit plans:
Amortization of prior service benefit	(60)	20	(40)	(61)	22	(39)
Amortization of loss	44	(15)	29	30	(10)	20
Other benefit plans, net	(16)	5	(11)	(31)	12	(19)
Net unrealized gain on securities:
Unrealized gain on securities arising during the period	—	—	—	—	—	—
Reclassification of loss realized in net income	2	(1)	1	—	—	—
Unrealized gain on securities	2	(1)	1	—	—	—
Other comprehensive income	$174	$(140)	$34	$450	$(116)	$334

Note 9. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2011 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $16,313 and $13,880 as of June 30, 2012 and December 31, 2011, respectively.

Cash Equivalents
The estimated fair value of the company's cash equivalents was determined using level 2 inputs. Based on current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the company's cash equivalents approximates its stated value of $1,628 and $1,932 as of June 30, 2012 and December 31, 2011, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	1,547	2,032
Commodity contracts	90	553
Derivatives not designated as hedging instruments:
Foreign currency contracts	8,040	6,444
Commodity contracts	95	437

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

Fair Value Hedges
Interest Rate Swaps
At June 30, 2012, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning balance	$19	$(9)	$41	$(31)
Net revaluation and clearance of cash flow hedges to earnings	10	15	(12)	37
Ending balance	$29	$6	$29	$6

At June 30, 2012, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $28.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2012	December 31, 2011
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$62	$66
Foreign currency contracts	Accounts and notes receivable, net	35	44
		97	110
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	102	100
Foreign currency contracts	Other assets	83	43
		185	143
Total asset derivatives		$282	$253
Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1	$12
Commodity contracts	Other accrued liabilities	1	1
		2	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	32	21
Commodity contracts	Other accrued liabilities	2	2
		34	23
Total liability derivatives		$36	$36

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2012	2011	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(1)	$20	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	27	1	4	(7)	Net sales
Commodity contracts	12	(4)	19	(18)	COGS[4]
	39	(3)	22	(5)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	238	(51)	Other income, net[5]
Commodity contracts	—	—	(3)	10	COGS[4]
Interest rate swaps	—	—	—	(1)	COGS[4]
	—	—	235	(42)
Total derivatives	$39	$(3)	$257	$(47)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2012	2011	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(4)	$9	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	17	(20)	7	(12)	Net sales
Commodity contracts	18	26	48	(40)	COGS[4]
	35	6	51	(43)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	110	(424)	Other income, net[5]
Commodity contracts	—	—	(14)	11	COGS[4]
Interest rate swaps	—	—	—	(1)	COGS[4]
	—	—	96	(414)
Total derivatives	$35	$6	$147	$(457)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and six months ended June 30, 2012 and 2011, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]	COGS is defined as costs of goods sold and other operating charges.

[5]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(210) and $55 for the three months ended June 30, 2012 and 2011, respectively, and $(162) and $285 for the six months ended June 30, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 10. Long-Term Employee Benefits
The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$66	$61	$134	$120
Interest cost	295	314	592	624
Expected return on plan assets	(379)	(369)	(760)	(734)
Amortization of unrecognized loss	220	153	439	306
Amortization of prior service cost	3	4	7	8
Net periodic benefit cost	$205	$163	$412	$324

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$10	$9	$19	$17
Interest cost	48	53	96	106
Amortization of unrecognized loss	22	15	44	30
Amortization of prior service benefit	(30)	(31)	(60)	(61)
Net periodic benefit cost	$50	$46	$99	$92

Note 11.  Segment Information
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) before income taxes excluding exchange gains (losses), corporate expenses and interest.

Three Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total
2012
Segment sales	$3,388		$795		$300		$885		$1,968	$1,089	$1,699	$986	$—	$1		$11,111
Less: Transfers	2		5		2		—		69	—	24	3	—	—		105
Net sales	3,386		790		298		885		1,899	1,089	1,675	983	—	1		11,006
PTOI	661	[2]	197	[3]	44		112		538	92	317	127	16	(206)	[4]	1,898

2011
Segment sales	$2,997		$891		$123		$486		$1,995	$1,105	$1,745	$1,025	$—	$1		$10,368
Less: Transfers	—		5		1		—		69	—	26	3	—	—		104
Net sales	2,997		886		122		486		1,926	1,105	1,719	1,022	—	1		10,264
PTOI	826		103		(7)	[5]	5	[5]	503	73	254	143	80	(37)		1,943

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Six Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals	Performance Coatings	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total
2012
Segment sales	$7,468		$1,472		$588		$1,693		$3,868	$2,139	$3,299	$1,927	$—	$2		$22,456
Less: Transfers	4		9		5		—		146	—	50	6	—	—		220
Net sales	7,464		1,463		583		1,693		3,722	2,139	3,249	1,921	—	2		22,236
PTOI	1,925	[2]	230	[3]	85		195		1,050	179	557	227	43	(266)	[4]	4,225

2011
Segment sales	$6,501		$1,702		$123		$810		$3,792	$2,098	$3,452	$1,990	$—	$37		$20,505
Less: Transfers	—		10		1		—		136	—	54	6	—	—		207
Net sales	6,501		1,692		122		810		3,656	2,098	3,398	1,984	—	37		20,298
PTOI	1,937		214		(7)	[5]	30	[5]	897	138	542	288	130	(101)		4,068

[1]
As of June 30, 2012, Agriculture net assets were $8,221, an increase of $3,456 from $4,765 at December 31, 2011. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(265) and $(315) during the three and six months ended June 30, 2012, respectively, recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 7 for additional information.

[3]	Included a $122 gain recorded in other income, net related to the sale of the company's interest in an equity method investment.

[4]	Included a $(137) charge recorded in cost of goods sold and other operating charges primarily related to the company's settlement of litigation with INVISTA. See Note 7 for additional information.

[5]
Included a $(50) charge for transaction related costs and the fair value step-up of inventories that were acquired as part of the Danisco acquisition in 2011, which impacted the segments as follows: Industrial Biosciences - $(17) and Nutrition & Health - $(33).

Reconciliation to Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total segment PTOI	$1,898	$1,943	$4,225	$4,068
Net exchange gains (losses), including affiliates	28	4	(52)	(139)
Corporate expenses and net interest	(289)	(358)	(595)	(638)
Income before income taxes	$1,637	$1,589	$3,578	$3,291

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Impact of business disruptions, including supply disruptions, and security threats, regardless of cause, including acts of sabotage, cyber-attacks, terrorism or war, weather events and natural disasters;

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

Results of Operations
Overview
The company continued to execute its strategy for growth by applying its science and technology to address three challenges driven by global population growth: feeding the world, reducing our dependence on fossil fuels and keeping people and the environment safe. The following are highlights from the results of operations for the three and six months ended June 30, 2012:

•	Second quarter and year-to-date 2012 earnings were $1.25 and $2.82 per share, respectively, versus $1.29 and $2.80 per share in the same periods last year.

•
Sales of $11.0 billion for the second quarter 2012 were up 7 percent including 6 percent higher local prices and a 5 percent net sales increase from portfolio changes. Volume was 1 percent lower compared to the same period last year, but increased sequentially from the first quarter to the seasonally stronger second quarter. Sales in developing markets[1] grew 11 percent, led by growth in Agriculture and the benefit of prior-year acquisitions in Nutrition & Health and Industrial Biosciences. Year-to-date sales of $22.2 billion were up $1.9 billion or 10 percent.

•
Segment pre-tax operating income for the second quarter 2012 was $1,898 million versus $1,943 million for the same period last year. Year-to-date segment pre-tax operating income was $4,225 million, up 4 percent compared to the same period last year.

•
DuPont continues to achieve fixed cost, working capital and variable cost productivity through disciplined business processes called DuPont Integrated Business Management and DuPont Production Systems. The company is ahead of plan versus its full-year 2012 productivity targets of $300 million for both fixed costs and working capital, achieving year-to-date improvements of approximately $190 million for fixed costs.

____________________________

[1]	Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

Net Sales
Net sales for the second quarter 2012 were $11.0 billion versus $10.3 billion in the prior year, an increase of 7 percent, reflecting 6 percent higher local prices and a 5 percent net increase from portfolio changes, principally the Danisco acquisition, partly offset by a 3 percent reduction from currency impact and 1 percent lower volume. The decline in total company volume reflects higher volumes for Agriculture, Nutrition & Health, Performance Materials and Industrial Biosciences, more than offset by lower combined volume for the other segments. Sales in developing markets totaling $3.4 billion increased 11 percent from 2011 including the benefit from portfolio changes. The percentage of total company sales in these markets increased to 30 percent from 29 percent in the prior year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2012		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$11.0	7	6	(3)	(1)	5
U.S. & Canada	5.0	12	8	—	2	2
Europe, Middle East & Africa (EMEA)	2.5	(2)	5	(7)	(8)	8
Asia Pacific	2.4	5	1	(1)	(1)	6
Latin America	1.1	14	9	(5)	4	6

Net sales for the six months ended June 30, 2012 were $22.2 billion versus $20.3 billion in the prior year, an increase of 10 percent, reflecting a 6 percent net increase from portfolio changes, principally the Danisco acquisition, and an 8 percent increase in local prices, partly offset by 2 percent lower volume and a 2 percent sales reduction from currency impact. The decline in total company volume reflects higher Agriculture global volume more than offset by lower volume for the other segments combined, primarily related to lower demand in the EMEA and Asia Pacific regions. Sales in developing markets totaling $6.8 billion improved 13 percent from 2011 including the benefit from portfolio changes. The percentage of total company sales in these markets increased to 31 percent from 30 percent in the prior year.

	Six Months Ended June 30, 2012		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$22.2	10	8	(2)	(2)	6
U.S. & Canada	9.8	13	9	—	1	3
EMEA	5.7	7	7	(5)	(5)	10
Asia Pacific	4.4	3	3	—	(7)	7
Latin America	2.3	19	13	(4)	4	6

Other Income, Net
Other income, net, totaled $277 million for the second quarter 2012, an increase of $48 million compared to $229 million in the prior year. The increase was due primarily to a $122 million gain recorded during the second quarter 2012 related to the sale of the company's interest in an equity method investment, partially offset by a decrease in Cozaar®/Hyzaar® income of $65 million.

For the six months ended June 30, 2012, other income, net was $303 million compared to $254 million last year, an increase of $49 million. The increase was due primarily to the $122 million gain as described above, partially offset by a decrease in Cozaar®/Hyzaar® income of $88 million.

Additional information related to the company's other income, net, is included in Note 2 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $7.8 billion in the second quarter 2012 versus $7.2 billion in the prior year, an increase of 9 percent. COGS as a percent of net sales increased 1 percentage point to 71 percent, principally due to charges for Imprelis® herbicide claims and the company's settlement of litigation with INVISTA. See Note 7 to the interim Consolidated Financial Statements for more information related to these matters. Higher local selling prices and productivity improvements more than offset a 1 percent increase in raw material, energy and freight costs.

COGS for the six months ended June 30, 2012 was $15.3 billion, an increase of 9 percent versus $14.0 billion in the prior year. COGS as a percent of net sales was unchanged at 69 percent as a 4 percent increase in raw material, energy and freight costs, and the charges described above, were offset by higher local selling prices and productivity improvements.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $1.2 billion for the second quarter 2012 versus $1.1 billion in the prior year. Year-to-date SG&A totaled $2.4 billion versus $2.2 billion in 2011. The increase for the three and six months ended June 30, 2012 was due to additional selling expense of acquired companies and increased global commissions and selling and marketing investments primarily in the Agriculture segment. SG&A was approximately 11 percent of net sales for the three and six months ended June 30, 2012 and 2011.

Research and Development Expense (R&D)
R&D totaled $528 million and $462 million for the second quarter 2012 and 2011, respectively. For the six months ended June 30, 2012, R&D was $1.0 billion versus $861 million last year. The increase for the three and six months ended June 30, 2012 in R&D was primarily due to the addition of R&D from acquired companies and continued growth investments in the Agriculture segment, primarily related to spending for development of new products. R&D was approximately 5 percent of net sales for the second quarter 2012 and 2011, respectively. R&D was approximately 5 percent and 4 percent of net sales for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense
Interest expense totaled $117 million in the second quarter 2012, essentially flat compared to $115 million in 2011. For the six month period ended June 30, 2012, interest expense was $231 million versus $215 million last year. The increase for the six months ended June 30, 2012 was primarily due to higher average debt, partially offset by lower interest rates.

Provision for Income Taxes
The company's effective tax rate for the second quarter 2012 was 27.4 percent as compared to 22.7 percent in 2011. The company's effective tax rate for year-to-date 2012 was 24.9 percent as compared to 18.8 percent in 2011. The higher effective tax rate in second quarter and year-to-date 2012 versus 2011 principally relates to geographic mix of earnings.

See Note 3 to the interim Consolidated Financial Statements for additional information.

Net Income Attributable to DuPont
Net income attributable to DuPont for the second quarter and year-to-date 2012 was $1.2 billion and $2.7 billion, respectively, essentially unchanged from the same periods last year for the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and six month periods ended June 30, 2012 compared with the same periods in 2011. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as income (loss) before income taxes excluding exchange gains (losses), corporate expenses and interest. All references to selling prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income before income taxes for the three and six month periods ended June 30, 2012 and 2011 is included in Note 11 to the interim Consolidated Financial Statements.

The following table summarizes second quarter and year-to-date 2012 segment sales and related variances versus prior year:

	Three Months Ended
	June 30, 2012		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2011	Selling Price	Volume	Portfolio and Other
Agriculture	$3.4	13	7	6	—
Electronics & Communications	0.8	(11)	(5)	(6)	—
Industrial Biosciences	0.3	144	—	10	134
Nutrition & Health	0.9	82	—	5	77
Performance Chemicals	2.0	(1)	9	(10)	—
Performance Coatings	1.1	(1)	1	(2)	—
Performance Materials	1.7	(3)	(1)	1	(3)
Safety & Protection	1.0	(4)	1	(5)	—

	Six Months Ended
	June 30, 2012		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2011	Selling Price	Volume	Portfolio and Other
Agriculture	$7.5	15	7	8	—
Electronics & Communications	1.5	(14)	(2)	(12)	—
Industrial Biosciences	0.6	378	—	10	368
Nutrition & Health	1.7	109	—	1	108
Performance Chemicals	3.9	2	13	(11)	—
Performance Coatings	2.1	2	3	(1)	—
Performance Materials	3.3	(4)	2	(4)	(2)
Safety & Protection	1.9	(3)	2	(5)	—

Agriculture - Sales of $3.4 billion were up $0.4 billion, or 13 percent, with 7 percent price and 6 percent volume gains.  Pioneer seed delivered 12 percent sales growth on agriculture macros and strong business performance in North American corn and soybean sales, partially offset by the expected decline in Europe corn sales resulting from the strong, early start to the European season which favored the first quarter 2012. Crop Protection sales growth of 15 percent was underpinned by strong demand across all product lines. PTOI of $661 million decreased $165 million as strong sales performance was more than offset by a $265 million charge related to Imprelis® claims, input cost increases in seeds, unfavorable currency impact and higher investments in Right Product Right Acre commercial and R&D activities. See Note 7 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

Year-to-date sales of $7.5 billion were up $1.0 billion, or 15 percent, with 8 percent volume and 7 percent price gains.  Pioneer seed sales growth of 16 percent reflects strong northern hemisphere and Brazil Safrinha performance with global price and volume gains on new product penetration. Crop Protection sales growth of 11 percent reflects continued strong demand in all product lines with standout performance in insect control products. PTOI of $1.9 billion was essentially flat as higher volume and price were offset by a $315 million charge related to Imprelis® claims, input cost increases in seeds, unfavorable currency impact and higher spending for growth investments.

Electronics & Communications - Sales of $795 million were down 11 percent on 6 percent lower volume and 5 percent lower selling prices, primarily pass-through of lower metals prices. Sales reflect continued soft demand for photovoltaic materials, though up sequentially from first quarter 2012. Volume decline in photovoltaics was partially offset by increased demand for smart phones and tablets. PTOI of $197 million increased $94 million from a $122 million gain related to the sale of the company's interest in an equity method investment, partially offset by lower volume and plant utilization. Additionally, 2011 PTOI included a $20 million reduction due to extreme volatility in metals prices.

Year-to-date sales of $1.5 billion were down 14 percent on 12 percent lower volume and 2 percent lower selling prices, primarily pass-through of lower metals prices. Sales reflect continued soft demand in photovoltaic materials, partially offset by increased demand for smart phones and tablets. PTOI of $230 million increased $16 million from the $122 million gain as described above, partially offset by lower volume and plant utilization. Additionally, 2011 PTOI included the $20 million reduction from metals prices noted above.

Industrial Biosciences - Sales of $300 million were up $177 million, primarily due to two months acquisition benefit from the Danisco enzyme business. Sales of Sorona® renewably sourced polymer for apparel and carpeting accounted for much of the volume increase. PTOI of $44 million was up $51 million benefiting from the acquisition, realization of cost synergies and the absence of a $17 million charge recorded in the prior year for transaction related costs and the fair value step-up of inventories that were acquired. 2012 PTOI includes $5 million of amortization expense associated with the fair value step-up of acquired intangible assets.

Year-to-date sales of $588 million and PTOI of $85 million primarily reflect the Danisco acquisition. 2012 PTOI includes $10 million of amortization expense associated with the fair value step-up of acquired intangible assets and excludes a $17 million charge recorded in the prior year as described above.

Nutrition & Health - Sales of $885 million were up $399 million, or 82 percent, primarily reflecting two months acquisition benefit from the Danisco specialty food ingredients business. Higher volume reflects continued strong demand in Solae specialty soy products. PTOI of $112 million was up $107 million benefiting from the acquisition, realization of cost synergies, favorable product mix in Solae and the absence of a $33 million charge recorded in the prior year for transaction related costs and the fair value step-up of inventories that were acquired. 2012 PTOI includes $20 million of amortization expense associated with the fair value step-up of acquired intangible assets.

Year-to-date sales of $1.7 billion increased $0.9 billion reflecting the Danisco acquisition. PTOI of $195 million was up $165 million primarily reflecting benefits of the acquisition, realization of cost synergies and the absence of the $33 million charge recorded in the prior year as described above. 2012 PTOI includes $41 million of amortization expense associated with the fair value step-up of acquired intangible assets.

Performance Chemicals - Sales of $2.0 billion were down 1 percent, with 10 percent lower volume partially offset by 9 percent higher selling prices. Higher selling prices more than offset higher ore costs. Lower volume reflects continued softness in titanium dioxide, particularly in Asia Pacific and Europe, and weakening demand in fluoropolymers. PTOI of $538 million increased $35 million on higher selling prices and continued productivity actions.

Year-to-date sales of $3.9 billion were up 2 percent, with 13 percent higher selling prices partially offset by 11 percent lower volume. Higher selling prices more than offset higher ore costs. Lower volume primarily reflects continued softness in titanium dioxide, particularly in Asia Pacific. PTOI of $1.1 billion increased $0.2 billion on higher selling prices and continued productivity actions, partially offset by lower volume.

Performance Coatings - Sales of $1.1 billion were down 1 percent, with 2 percent lower volume partially offset by 1 percent higher selling prices. Automotive builds were up 10 percent globally. OEM volume growth in North America and Asia Pacific was more than offset by lower refinish and powder coatings volume, particularly in European markets. Higher local selling prices across all regions and market segments were partially offset by the impact of unfavorable currency. PTOI of $92 million increased $19 million on higher selling prices, mix enrichment and continued productivity actions, partially offset by unfavorable currency.

Year-to-date sales of $2.1 billion were up 2 percent with 3 percent higher selling prices partially offset by 1 percent lower volume. Higher local selling prices across all regions and market segments offset higher raw material costs and the impact of unfavorable currency. Automotive builds were up globally. OEM volume growth in North America and Asia Pacific was more than offset by lower refinish and powder coatings volume, particularly in European markets. PTOI of $179 million increased $41 million on higher selling prices, mix enrichment and continued productivity actions, partially offset by unfavorable currency.

Performance Materials - Sales of $1.7 billion were down 3 percent, primarily reflecting a 3 percent reduction from a portfolio change and 1 percent lower selling prices, partially offset by 1 percent higher volume. The lower selling prices were primarily the result of unfavorable currency. Volume growth in packaging markets and continued strong demand in the automotive market, particularly in North America, were partially offset by continued softness in the industrial and electronic markets, especially in Europe and Asia Pacific. PTOI of $317 million increased $63 million due to lower feedstock costs and higher volume, partially offset by unfavorable currency.

Year-to-date sales of $3.3 billion were down 4 percent, with 4 percent lower volume and a 2 percent reduction from a portfolio change partially offset by 2 percent higher selling prices. Continued strong demand in the automotive market, particularly in North America, was more than offset by softness in the industrial and electronic markets. PTOI of $557 million increased $15 million due to lower feedstock costs, partially offset by lower volume and unfavorable currency impact.

Safety & Protection - Sales of $986 million were down 4 percent, with 5 percent lower volume partially offset by 1 percent higher selling prices. Volume declined due to lower public sector demand and continued softness in industrial markets. Higher local selling prices from value-based pricing were partially offset by the impact of unfavorable currency. PTOI of $127 million decreased $16 million on weaker mix, unfavorable currency and higher spending for growth initiatives primarily related to costs associated with operating the new Kevlar® aramids Cooper River plant. These decreases were partially offset by value-based pricing actions.

Year-to-date sales of $1.9 billion were down 3 percent, with 5 percent lower volume partially offset by 2 percent higher selling prices. Volume declined due to lower public sector demand and continued softness in industrial markets. Higher local selling prices from value-based pricing were partially offset by the impact of unfavorable currency. PTOI of $227 million decreased $61 million on lower volume, unfavorable currency and higher costs associated with operating the Cooper River plant, partially offset by value-based pricing actions.

Pharmaceuticals - Second quarter PTOI was $16 million compared to $80 million in the same period last year. Year-to-date PTOI was $43 million compared to $130 million in the prior year. Decreased PTOI reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	June 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$3,556	$4,019
Total debt	14,950	12,553

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries and is considered to be indefinitely reinvested and expected to be utilized to fund local operating activities and capital expenditure requirements. The company believes that it has sufficient sources of domestic liquidity to further support its assumption that undistributed earnings at June 30, 2012 can be considered reinvested indefinitely. The company has access to approximately $4.2 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $1.1 billion for the six months ended June 30, 2012 compared to cash used for operating activities of $0.6 billion during the same period last year. The $0.5 billion change was primarily due to a $0.5 billion contribution to the U.S. pension plan.

Cash used for investing activities was $0.1 billion for the six months ended June 30, 2012 compared to cash used for investing activities of $5.0 billion for the same period last year. The $4.9 billion change was primarily due to a decrease in payments for businesses acquired and proceeds rather than payments for settlements of forward exchange contracts, partially offset by lower proceeds from the sale of short-term financial instruments. Purchases of property, plant and equipment for the six months ended June 30, 2012 totaled $696 million, a decrease of $45 million compared to the same period last year.

Cash provided by financing activities was $1.2 billion for the six months ended June 30, 2012 compared to cash provided by financing activities of $3.5 billion for the same period last year. The $2.3 billion difference was due primarily to lower proceeds from borrowings, higher payments for common stock repurchased, lower proceeds from stock options exercised and the purchase of the noncontrolling interest in the Solae, LLC joint venture.

	Six Months Ended
	June 30,
(Dollars in millions)	2012	2011
Cash used for operating activities	$(1,117)	$(644)
Purchases of property, plant and equipment	(696)	(741)
Free cash flow	$(1,813)	$(1,385)

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

Dividends paid to shareholders during the six months ended June 30, 2012 totaled $788 million. In April 2012, the company’s Board of Directors declared a second quarter common stock dividend of $0.43 per share, a 5 percent increase. The second quarter dividend was the company’s 431st consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

In February 2012, the company entered into an agreement with a financial institution and paid $400 million for the purchase of shares of common stock. The shares were received and retired in May 2012. See Note 8 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 31 of the company's 2011 Annual Report, and Note 7 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2011 can be found on page 31 of the company's 2011 Annual Report. There have been no significant changes to the company's contractual obligations during the six months ended June 30, 2012.

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

As of June 30, 2012, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

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

DeLisle Plant, Pass Christian, Mississippi
In June 2012, DuPont agreed to pay a penalty of $117,000 to resolve allegations from the Mississippi Commission on Environmental Quality regarding opacity emissions, certification and compliance test requirements at the DeLisle facility.

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall of 2011 relating primarily to the management of certain materials in the facility's wastewater treatment system. These negotiations continue.

Sabine Plant, Orange, Texas
In June 2012, DuPont received allegations related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009. DuPont, EPA and DOJ are in discussions relating to the management of materials in the facility's waste water treatment system, hazardous waste management and air emissions.

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

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
On July 3, 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the company's 2011 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2001, the company's Board of Directors authorized up to $2.0 billion for repurchases of the company's common stock (2001 plan). In April 2011, the company's Board of Directors authorized up to $2.0 billion for repurchases of the company's common stock (2011 plan).

In the first quarter 2012, the company entered into an agreement with a financial institution in which the company paid $400 million for the purchase of shares of common stock which were received in the second quarter 2012. As a result, during the second quarter 2012, the company purchased and retired 7.8 million shares at an average price of $51.43 per share in connection with this agreement. These purchases completed the 2001 plan and began purchases under the 2011 plan. Under the completed 2001 plan, the company purchased a total of 42.0 million shares at a cost of $2.0 billion. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $0.3 billion as of June 30, 2012. There is no required completion date for the purchases under the 2011 plan.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2012:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program [1](Dollars in billions)
May	7,777,894	$51.43	7,777,894	$1.7
Total	7,777,894		7,777,894

1 Represents approximate value of shares that may yet be purchased under the 2011 plan.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 24, 2012

By:	/s/ Nicholas C. Fanandakis

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

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.9*
Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2012).

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