Form 10-Q
period 2012-09-30
DUPONT E I DE NEMOURS & CO
filed 2012-10-23
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

The Registrant had 932,471,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2012.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$7,390	$8,138	$27,487	$26,338
Other (loss) income, net	(54)	165	251	404
Total	7,336	8,303	27,738	26,742
Cost of goods sold and other operating charges	5,722	6,345	19,621	18,947
Selling, general and administrative expenses	772	809	2,725	2,567
Research and development expense	506	546	1,520	1,383
Interest expense	116	116	347	331
Employee separation / asset related charges, net	394	36	394	36
Total	7,510	7,852	24,607	23,264
(Loss) income from continuing operations before income taxes	(174)	451	3,131	3,478
(Benefit from) provision for income taxes on continuing operations	(134)	75	657	616
(Loss) income from continuing operations after income taxes	(40)	376	2,474	2,862
Income from discontinued operations after income taxes	53	84	227	271
Net income	13	460	2,701	3,133
Less: Net income attributable to noncontrolling interests	3	8	24	32
Net income attributable to DuPont	$10	$452	$2,677	$3,101
Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(0.05)	$0.39	$2.62	$3.04
Basic earnings per share of common stock from discontinued operations	0.06	0.09	0.24	0.29
Basic earnings per share of common stock	$0.01	$0.48	$2.86	$3.33
Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(0.05)	$0.39	$2.59	$2.99
Diluted earnings per share of common stock from discontinued operations	0.06	0.09	0.24	0.29
Diluted earnings per share of common stock	$0.01	$0.48	$2.83	$3.28
Dividends per share of common stock	$0.43	$0.41	$1.27	$1.23

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$13	$460	$2,701	$3,133
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	189	(348)	(53)	(231)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(6)	11	30	14
Clearance of hedge results to earnings	(11)	25	(66)	77
Net revaluation and clearance of cash flow hedges to earnings	(17)	36	(36)	91
Pension benefit plans:
Net loss	(609)	—	(628)	(3)
Prior service cost (benefit)	—	—	22	(2)
Reclassifications to net income:
Amortization of prior service cost	3	4	10	12
Amortization of loss	222	153	661	459
Curtailment	2	—	2	—
Pension benefit plans, net	(382)	157	67	466
Other benefit plans:
Net loss	(141)	—	(141)	—
Prior service cost	857	—	857	—
Reclassifications to net income:
Amortization of prior service benefit	(44)	(30)	(104)	(91)
Amortization of loss	24	15	68	45
Curtailment	3	—	3	—
Other benefit plans, net	699	(15)	683	(46)
Net unrealized loss on securities	(5)	—	(3)	—
Other comprehensive income (loss), before tax	484	(170)	658	280
Income tax expense related to items of other comprehensive income	(126)	(63)	(266)	(179)
Other comprehensive income (loss), net of tax	358	(233)	392	101
Comprehensive income	371	227	3,093	3,234
Less: Comprehensive income attributable to noncontrolling interests	3	3	51	24
Comprehensive income attributable to DuPont	$368	$224	$3,042	$3,210

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,418	$3,586
Marketable securities	105	433
Accounts and notes receivable, net	7,879	6,022
Inventories	6,752	7,195
Prepaid expenses	135	151
Deferred income taxes	971	671
Assets held for sale	3,157	—
Total current assets	22,417	18,058
Property, plant and equipment, net of accumulated depreciation (September 30, 2012 - $18,892; December 31, 2011 - $19,349)	12,528	13,412
Goodwill	4,579	5,413
Other intangible assets	5,145	5,413
Investment in affiliates	1,098	1,117
Deferred income taxes	3,825	4,067
Other assets	1,015	1,012
Total	$50,607	$48,492
Liabilities and Equity
Current liabilities
Accounts payable	$4,154	$4,816
Short-term borrowings and capital lease obligations	4,564	817
Income taxes	644	255
Other accrued liabilities	3,831	5,297
Liabilities related to assets held for sale	1,010	—
Total current liabilities	14,203	11,185
Long-term borrowings and capital lease obligations	10,502	11,736
Other liabilities	14,136	15,508
Deferred income taxes	1,055	1,001
Total liabilities	39,896	39,430
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2012 - 1,019,411,000; December 31, 2011 - 1,013,164,000	306	304
Additional paid-in capital	10,594	10,107
Reinvested earnings	14,581	13,422
Accumulated other comprehensive loss	(8,385)	(8,750)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2012 and December 31, 2011)	(6,727)	(6,727)
Total DuPont stockholders’ equity	10,606	8,593
Noncontrolling interests	105	469
Total equity	10,711	9,062
Total	$50,607	$48,492

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$2,701	$3,133
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	1,047	944
Amortization of intangible assets	266	195
Contributions to pension plans	(762)	(272)
Other noncash charges and credits - net	907	846
Change in operating assets and liabilities - net	(4,585)	(4,415)
Cash (used for) provided by operating activities	(426)	431
Investing activities
Purchases of property, plant and equipment	(1,139)	(1,211)
Investments in affiliates	(31)	(35)
Payments for businesses - net of cash acquired	(18)	(6,459)
Proceeds from sales of assets - net of cash sold	175	62
Net decrease in short-term financial instruments	336	2,365
Forward exchange contract settlements	23	(299)
Other investing activities - net	(13)	1
Cash used for investing activities	(667)	(5,576)
Financing activities
Dividends paid to stockholders	(1,191)	(1,152)
Net increase in borrowings	2,524	4,503
Repurchase of common stock	(400)	(672)
Proceeds from exercise of stock options	520	833
Payments for noncontrolling interest	(447)	—
Other financing activities - net	38	52
Cash provided by financing activities	1,044	3,564
Effect of exchange rate changes on cash	(23)	68
Cash classified as held for sale	(96)	—
Decrease in cash and cash equivalents	$(168)	$(1,513)
Cash and cash equivalents at beginning of period	3,586	4,263
Cash and cash equivalents at end of period	$3,418	$2,750

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

Certain reclassifications of prior year's data have been made to conform to current year's presentation. In the third quarter 2012, the company signed a definitive agreement to sell its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 for additional information.

Note 2. Discontinued Operations
On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle has agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business for approximately $4,900 in cash and the assumption of certain liabilities, including approximately $250 of unfunded pension liabilities. The transaction is expected to close in the first quarter of 2013, subject to customary closing conditions and regulatory approvals.

Beginning in third quarter 2012, the results of operations of Performance Coatings have been reclassified to reflect the business as discontinued operations for all periods presented and the assets and liabilities of the business have been reclassified as held for sale at September 30, 2012.

The results of discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,039	$1,100	$3,178	$3,198
Income before income taxes	$164	$118	$436	$382
Provision for income taxes[1]	111	34	209	111
Income from discontinued operations after income taxes	$53	$84	$227	$271

[1]
Three and nine months ended September 30, 2012 includes expense of $62 to accrue taxes associated with earnings of certain Performance Coatings subsidiaries that were previously considered permanently reinvested as these entities have been reclassified as held for sale.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The key components of the assets and liabilities classified as held for sale at September 30, 2012 related to Performance Coatings consisted of the following:

September 30, 2012
Cash	$96
Accounts and notes receivable, net	870
Inventories	487
Prepaid expenses	6
Deferred income taxes - current	25
Property, plant and equipment, net of accumulated depreciation	710
Goodwill	808
Other intangible assets	64
Deferred income taxes - noncurrent	29
Other assets - noncurrent	62
Total assets held for sale	$3,157
Accounts payable	$427
Income taxes	1
Other accrued liabilities	265
Other liabilities - noncurrent	284
Deferred income taxes - noncurrent	33
Total liabilities related to assets held for sale	$1,010

Note 3. Employee Separation / Asset Related Charges, Net
2012 Restructuring Program
In the third quarter 2012, the company commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan is designed to eliminate corporate costs previously allocated to the Performance Coatings business as well as utilize additional cost-cutting actions to improve competitiveness. As a result, a pre-tax charge of about $210 is expected related to this plan, of which $152 was recorded in the third quarter 2012 in employee separation / asset related charges, net. The third quarter 2012 charge consists of $133 of employee separation costs and $19 of asset related charges, which includes $17 of asset impairments and $2 of asset shut downs.

The third quarter 2012 charge impacted segment earnings as follows: Agriculture - $3, Electronics & Communications - $7, Industrial Biosciences - $3, Nutrition & Health - $13, Performance Chemicals - $3, Performance Materials - $9, and Safety & Protection - $55, as well as Corporate expenses - $59.

The company expects to record the remaining charges in connection with this plan during the fourth quarter 2012. The company expects this plan and all related payments to be substantially complete by December 31, 2013.

Account balances and activity for the 2012 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Total
Charges to income for three and nine months ended September 30, 2012	$19	$133	$152
Charges to accounts:
Payments	—	—	—
Asset write-offs and adjustments	(19)	—	(19)
Balance as of September 30, 2012	$—	$133	$133

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Asset Impairments
During the third quarter 2012, as a result of conditions in the thin film photovoltaic market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to its thin film photovoltaic modules and systems was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. The basis of the fair value was calculated utilizing a discounted cash flow approach which included assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. As a result of our impairment test, a $150 pre-tax impairment charge was recorded at September 30, 2012. The charge was recorded within the Electronics & Communications segment.
During the third quarter 2012, as a result of deteriorating conditions in an industrial polymer market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to this polymer product was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. The basis of the fair value was calculated utilizing a discounted cash flow approach which included assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. As a result of our impairment test, a $92 pre-tax impairment charge was recorded at September 30, 2012. The charge was recorded within the Performance Materials segment.
In connection with the matters discussed above, at September 30, 2012, the company had long-lived assets with a remaining net book value of approximately $125 accounted for at fair value on a nonrecurring basis after initial recognition. These nonrecurring fair value measurements were determined using level 3 inputs within the fair value hierarchy, as described in the company's 2011 Annual Report in Note 1, "Summary of Significant Accounting Policies".
Note 4.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cozaar®/Hyzaar® income	$9	$68	$48	$195
Royalty income	21	29	84	91
Interest income	27	28	87	88
Equity in earnings of affiliates, excluding exchange gains/losses	11	35	42	117
Gain on sale of equity method investment	—	—	122	—
Net gain (losses) on sales of other assets	1	(1)	11	38
Net exchange (losses) gains [1]	(130)	6	(161)	(132)
Miscellaneous income and expenses, net [2]	7	—	18	7
Other (loss) income, net	$(54)	$165	$251	$404

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other (loss) income, net and the related tax impact is recorded in (benefit from) provision for income taxes on continuing operations on the interim Consolidated Income Statements.

[2]	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

Note 5.  Income Taxes
In the third quarter 2012, the company recorded a tax benefit of $134 on the pre-tax loss from continuing operations of $174, including $71 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2012, the company recorded a tax provision on continuing operations of $657, including $48 of tax benefit primarily associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.

In the third quarter 2011, the company recorded a tax provision on continuing operations of $75, including $42 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2011, the company recorded a tax provision on continuing operations of $616, including $101 of tax benefit primarily associated with the company's policy of hedging the foreign currency denominated monetary assets and liabilities of its operations.

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

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
(Loss) income from continuing operations after income taxes attributable to DuPont	$(43)	$368	$2,450	$2,830
Preferred dividends	(3)	(3)	(8)	(8)
(Loss) income from continuing operations after income taxes available to DuPont common stockholders	$(46)	$365	$2,442	$2,822

Income from discontinued operations after income taxes	$53	$84	$227	$271

Net income available to common stockholders	$7	$449	$2,669	$3,093

Denominator:
Weighted-average number of common shares outstanding - Basic	931,737,000	932,356,000	933,227,000	929,369,000
Dilutive effect of the company’s employee compensation plans[1]	8,789,000	11,129,000	9,297,000	13,443,000
Weighted-average number of common shares outstanding - Diluted	940,526,000	943,485,000	942,524,000	942,812,000

[1]
Dilutive effect of the company's employee compensation plans are excluded from calculation of dilutive loss per share of common stock from continuing operations for the three months ended September 30, 2012.

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average number of stock options	12,631,000	8,678,000	12,035,000	2,904,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2012 compared to the same periods last year was primarily due to changes in the company’s average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 7. Inventories

	September 30, 2012	December 31, 2011
Finished products	$3,505	$4,541
Semifinished products	2,820	2,293
Raw materials, stores and supplies	1,291	1,262
	7,616	8,096
Adjustment of inventories to a last-in, first-out (LIFO) basis	(864)	(901)
Total	$6,752	$7,195

Note 8.  Goodwill and Other Intangible Assets
The decrease in goodwill from $5,413 at December 31, 2011 to $4,579 at September 30, 2012 primarily relates to goodwill associated with the Performance Coatings business that has been reclassified as held for sale. See Note 2 for additional information.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,821	$(301)	$1,520	$1,841	$(220)	$1,621
Patents	519	(113)	406	518	(77)	441
Purchased and licensed technology	1,926	(995)	931	1,854	(878)	976
Trademarks	57	(28)	29	57	(25)	32
Other [1]	213	(101)	112	330	(151)	179
	4,536	(1,538)	2,998	4,600	(1,351)	3,249

Intangible assets not subject to amortization(Indefinite-lived):
In-process research and development	61	—	61	70	—	70
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	805	—	805	813	—	813
	2,147	—	2,147	2,164	—	2,164
Total	$6,683	$(1,538)	$5,145	$6,764	$(1,351)	$5,413

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $62 and $247 for the three and nine months ended September 30, 2012, respectively, and $51 and $178 for the three and nine months ended September 30, 2011, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2012 and each of the next five years is approximately $66, $312, $333, $341, $301 and $175.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. Although it is reasonably possible that future payments may exceed amounts accrued, due to the nature of indemnified items, it is not possible to make a reasonable estimate of the maximum potential loss or range of loss. No assets are held as collateral and no specific recourse provisions exist. The carrying amounts recorded for all indemnifications as of September 30, 2012 and December 31, 2011 were $36 and $105, respectively. The decrease in the carrying amount at September 30, 2012 primarily relates to the payment associated with the settlement of the 2008 lawsuit filed by subsidiaries of Koch Industries, Inc. (INVISTA).

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At September 30, 2012 and December 31, 2011, the company had directly guaranteed $455 and $563, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 44 percent of the $268 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at September 30, 2012:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$171	$97	$268
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	187	—	187
Total	$358	$97	$455

[1]
Existing guarantees for customers and suppliers arose as part of contractual agreements. As of September 30, 2012, approximately $21 of these guarantees relate to customers of the Performance Coatings business.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

Imprelis®
The company has received claims and been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. The lawsuits seeking class action status have been consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania. In addition, about 80 individual actions on behalf of approximately 180 plaintiffs have been filed in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania.

In August 2011, the company suspended sales of Imprelis® and in September 2011 began a process to fairly resolve claims associated with the use of Imprelis®. The company believes that the number of unasserted claims is limited due to the fact that sales were suspended in August 2011 and the product was last applied during the 2011 spring application season.

The company has established review processes to verify and evaluate damage claims. There are several variables that impact the evaluation process including the number of trees on a property, the species of tree with reported damage, the height of the tree, the extent of damage and the possibility for trees to naturally recover over time. Upon receiving claims, DuPont verifies their

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

accuracy and validity which often requires physical review of the property.

At September 30, 2012, DuPont had recorded charges of $615 related to the Imprelis® matter, which included charges of $125 and $440 recorded during the third quarter and year-to-date 2012, respectively. It is reasonably possible that additional charges could result related to this matter. While there is a high degree of uncertainty, total charges could range up to $700. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter in excess of $100.

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

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture fluoropolymer resins and dispersions at various sites around the world including its Washington Works plant in West Virginia.  At September 30, 2012, DuPont has accruals of $16 related to the PFOA matters discussed below.

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

The C8 Science Panel announced its findings of a probable link, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, which includes preeclampsia, in December 2011; kidney and testicular cancer in April 2012; and thyroid disease and ulcerative colitis in July 2012. A panel of medical experts will determine an appropriate medical monitoring protocol, if any, as a result of these findings. If a medical monitoring protocol for any of these diseases is defined, DuPont is required to fund a medical monitoring program to pay for such medical testing. Plaintiffs may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determines a probable link exists once the C8 Science Panel completes its work. In January 2012, the company put $1 in an escrow account as required by the settlement agreement. The company will reassess its liability based on the medical monitoring panel's determination since costs are not reasonably estimable until a medical monitoring protocol, if any, is identified. The company will continue to reassess its liability based on the C8 Science Panel's future probable link findings, if any, and associated medical monitoring protocols, if any. Under the settlement agreement, the company's total obligation to pay for medical monitoring cannot exceed $235. In addition, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

An Ohio action brought by the LHWA is currently in discovery. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

A lawsuit was filed in August 2012 in Ohio state court on behalf of a plaintiff claiming bodily injury from exposure to PFOA in his drinking water. DuPont denies the allegations in the lawsuit and is defending itself vigorously.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Monsanto Patent Dispute
On August 1, 2012, a St. Louis, Missouri jury awarded $1,000 in damages to Monsanto on its claims that the company willfully infringed Monsanto's RE 39,247 patent directed to Roundup® Ready® soybean seed technology. The company intends to appeal this verdict when it is appropriate to do so. The company believes that it will prevail on appeal. Accordingly, as of September 30, 2012, no amounts have been accrued related to this matter.

Monsanto alleged that by combining Pioneer's Optimum® GAT® trait with Monsanto's patented Roundup® Ready® trait, Pioneer violated its 2002 Amended and Restated Roundup® Ready® Soybean License Agreement and, in doing so, infringed Monsanto's RE 39,247 patent. The company has never sold soybeans containing a combination of the Optimum® GAT® and Roundup® Ready® traits and discontinued in 2011 its commercialization efforts for such soybeans.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2012, the Condensed Consolidated Balance Sheet included a liability of $434, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of September 30, 2012.

Note 10.  Stockholders’ Equity
Share Repurchase Program
During the first quarter 2012, the company entered into an agreement with a financial institution in which the company paid $400 for the purchase of shares of common stock which were received in the second quarter 2012. As a result, during the second quarter 2012, the company purchased and retired 7.8 million shares in connection with this agreement. These purchases completed the 2001 $2,000 share buyback plan and began purchases under the 2011 $2,000 share buyback plan. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of September 30, 2012. There is no required completion date for the purchases under the 2011 plan.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three and nine months ended September 30, 2012 and 2011 is provided as follows:

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$189	$—	$189	$(348)	$—	$(348)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(6)	1	(5)	11	(5)	6
Clearance of hedge results to earnings	(11)	5	(6)	25	(9)	16
Net revaluation and clearance of cash flow hedges to earnings	(17)	6	(11)	36	(14)	22
Pension benefit plans:
Net loss	(609)	185	(424)	—	—	—
Prior service cost	—	—	—	—	—	—
Amortization of prior service cost	3	(1)	2	4	(2)	2
Amortization of loss	222	(75)	147	153	(52)	101
Curtailment	2	(1)	1	—	—	—
Pension benefit plans, net	(382)	108	(274)	157	(54)	103
Other benefit plans:
Net loss	(141)	51	(90)	—	—	—
Prior service cost	857	(299)	558	—	—	—
Amortization of prior service benefit	(44)	16	(28)	(30)	10	(20)
Amortization of loss	24	(9)	15	15	(5)	10
Curtailment	3	(1)	2	—	—	—
Other benefit plans, net	699	(242)	457	(15)	5	(10)
Net unrealized loss on securities:
Unrealized loss on securities arising during the period	(5)	2	(3)	—	—	—
Reclassification of loss realized in net income	—	—	—	—	—	—
Net unrealized loss on securities	(5)	2	(3)	—	—	—
Other comprehensive income (loss) income	$484	$(126)	$358	$(170)	$(63)	$(233)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(53)	$—	$(53)	$(231)	$—	$(231)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	30	(14)	16	14	(6)	8
Clearance of hedge results to earnings	(66)	28	(38)	77	(29)	48
Net revaluation and clearance of cash flow hedges to earnings	(36)	14	(22)	91	(35)	56
Pension benefit plans:
Net loss	(628)	195	(433)	(3)	1	(2)
Prior service cost (benefit)	22	(8)	14	(2)	—	(2)
Amortization of prior service cost	10	(3)	7	12	(4)	8
Amortization of loss	661	(227)	434	459	(158)	301
Curtailment	2	(1)	1	—	—	—
Pension benefit plans, net	67	(44)	23	466	(161)	305
Other benefit plans:
Net loss	(141)	51	(90)	—	—	—
Prior service cost	857	(299)	558	—	—	—
Amortization of prior service benefit	(104)	36	(68)	(91)	32	(59)
Amortization of loss	68	(24)	44	45	(15)	30
Curtailment	3	(1)	2	—	—	—
Other benefit plans, net	683	(237)	446	(46)	17	(29)
Net unrealized loss on securities:
Unrealized loss on securities arising during the period	(5)	2	(3)	—	—	—
Reclassification of loss realized in net income	2	(1)	1	—	—	—
Unrealized loss on securities	(3)	1	(2)	—	—	—
Other comprehensive income	$658	$(266)	$392	$280	$(179)	$101

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2011 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $16,441 and $13,880 as of September 30, 2012 and December 31, 2011, respectively.

Cash Equivalents
The estimated fair value of the company's cash equivalents was determined using level 2 inputs. Based on current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the company's cash equivalents approximates its stated value of $1,709 and $1,932 as of September 30, 2012 and December 31, 2011, respectively.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Derivative programs have procedures and controls and are approved by the Corporate Financial Risk Management Committee, consistent with the company's financial risk management policies and guidelines. Derivative instruments used are forwards, options, futures and swaps. The company has not designated any nonderivatives as hedging instruments.

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company's derivative assets and liabilities are reported on a gross basis in the Condensed Consolidated Balance Sheets. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	1,389	2,032
Commodity contracts	8	553
Derivatives not designated as hedging instruments:
Foreign currency contracts	7,692	6,444
Commodity contracts	21	437

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

Commodity Price Risk
Commodity price risk management programs serve to reduce exposure to price fluctuations on purchases of inventory such as copper, corn, soybeans and soybean meal. The company enters into over-the-counter and exchange-traded derivative commodity instruments to hedge the commodity price risk associated with energy feedstock and agricultural commodity exposures.

Fair Value Hedges
Interest Rate Swaps
At September 30, 2012, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$29	$6	$41	$(31)
Net revaluation and clearance of cash flow hedges to earnings	(11)	24	(23)	61
Ending balance	$18	$30	$18	$30

At September 30, 2012, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $15.

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

In third quarter 2012, the company initiated a program to utilize forward exchange contracts to reduce the net exposure related to foreign currency-denominated monetary assets and liabilities of its discontinued operations.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2012	December 31, 2011
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$62	$66
Foreign currency contracts	Accounts and notes receivable, net	10	44
		72	110
Derivatives not designated as hedging instruments:
Foreign currency contracts	Accounts and notes receivable, net	30	100
Foreign currency contracts[1]	Other assets	65	43
		95	143
Total asset derivatives		$167	$253
Cash collateral[1]	Other accrued liabilities	$44	$—

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$8	$12
Commodity contracts	Other accrued liabilities	—	1
		8	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	105	21
Commodity contracts	Other accrued liabilities	1	2
		106	23
Total liability derivatives		$114	$36

[1]
Cash collateral held as of September 30, 2012 represents $13 related to interest rate swap derivatives designated as hedging instruments and $31 related to foreign currency derivatives not designated as hedging instruments. No cash collateral was held as of December 31, 2011.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended September 30,	2012	2011	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$22	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(16)	15	13	(7)	Net sales
Commodity contracts	10	(2)	(2)	(18)	COGS[4]
	(6)	13	11	(3)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(221)	222	Other (loss) income, net[5]
Commodity contracts	—	—	(8)	(7)	COGS[4]
	—	—	(229)	215
Total derivatives	$(6)	$13	$(218)	$212

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Nine Months Ended September 30,	2012	2011	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(4)	$31	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	1	(5)	20	(19)	Net sales
Commodity contracts	28	24	46	(58)	COGS[4]
	29	19	62	(46)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(111)	(202)	Other (loss) income, net[5]
Commodity contracts	—	—	(22)	4	COGS[4]
Interest rate swaps	—	—	—	(1)	COGS[4]
	—	—	(133)	(199)
Total derivatives	$29	$19	$(71)	$(245)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and nine months ended September 30, 2012 and 2011, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]	COGS is defined as costs of goods sold and other operating charges.

[5]
Gain (loss) recognized in other (loss) income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $91 and $(216) for the three months ended September 30, 2012 and 2011, respectively, and $(50) and $70 for the nine months ended September 30, 2012 and 2011, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In August 2012, the company announced the sale of its Performance Coatings business (See Note 2). As a result of the planned sale, the company recorded a pension curtailment charge of $2 and re-measured the principal U.S. pension plan and certain other pension plans as of August 31, 2012. In connection with the re-measurement, the company updated the discount rate and expected return on plan assets, assumed at December 31, 2011, from 4.50 percent to 4.10 percent and from 9.00 percent to 8.75 percent, respectively. The curtailment and re-measurement increased the underfunded status of the pension plans and the pre-tax net loss by $609.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$67	$62	$201	$182
Interest cost	290	316	882	940
Expected return on plan assets	(378)	(371)	(1,138)	(1,105)
Amortization of unrecognized loss	222	153	661	459
Amortization of prior service cost	3	4	10	12
Curtailment charge	2	—	2	—
Net periodic benefit cost	$206	$164	$618	$488

Other Long-Term Employee Benefit Plans
During the third quarter 2012, the company amended its U.S. parent company retiree medical and dental plans for Medicare-eligible retirees and survivors. Beginning in 2013, the company is replacing the coverage for Medicare-eligible plan participants in the company sponsored plans with a new company-funded Health Reimbursement Arrangement (HRA). Medicare-eligible plan participants will enroll in individual health plans in the open market and the company will reimburse their health care expenses with HRA based on the provisions of the amended plans. As a result of this change, the company was required to re-measure the associated plans as of July 31, 2012, which included updating the discount rate assumption to 4.00 percent from 4.50 percent assumed at December 31, 2011. The re-measurement and amendment resulted in a net decrease of $700 to the company's other long-term employee benefit obligation, which included an actuarial loss of $138 due to a lower discount rate and a credit of $838 to the prior service cost due to the plan amendment. The company's other long-term employee benefit expense was reduced by approximately $18 for the three and nine months ended September 30, 2012.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$9	$8	$28	$25
Interest cost	41	53	137	159
Amortization of unrecognized loss	24	15	68	45
Amortization of prior service benefit	(44)	(30)	(104)	(91)
Curtailment charge	3	—	3	—
Net periodic benefit cost	$33	$46	$132	$138

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13.  Segment Information
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding exchange gains (losses), corporate expenses and interest.

Three Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Pharm-aceuticals	Other		Total
2012
Segment sales	$1,423		$607		$292		$876		$1,732		$1,614		$934		$—	$2		$7,480
Less: Transfers	—		4		3		—		56		24		3		—	—		90
Net sales	1,423		603		289		876		1,676		1,590		931		—	2		7,390
PTOI	(213)	[2,3]	(117)	[3,4]	39	[3]	74	[3]	369	[3]	205	[3,4]	48	[3]	10	(59)		356

2011
Segment sales	$1,368		$841		$293		$844		$2,142		$1,745		$1,001		$—	$2		$8,236
Less: Transfers	1		4		4		—		58		27		4		—	—		98
Net sales	1,367		837		289		844		2,084		1,718		997		—	2		8,138
PTOI	(194)	[2,5]	99		(27)	[6]	(34)	[6]	593		231		118		70	(78)	[6]	778

Nine Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Pharm-aceuticals	Other		Total
2012
Segment sales	$8,891		$2,079		$880		$2,569		$5,600		$4,913		$2,861		$—	$4		$27,797
Less: Transfers	4		13		8		—		202		74		9		—	—		310
Net sales	8,887		2,066		872		2,569		5,398		4,839		2,852		—	4		27,487
PTOI	1,712	[2,3]	113	[3,4,7]	124	[3]	269	[3]	1,419	[3]	762	[3,4]	275	[3]	53	(325)	[8]	4,402

2011
Segment sales	$7,869		$2,543		$416		$1,654		$5,934		$5,197		$2,991		$—	$39		$26,643
Less: Transfers	1		14		5		—		194		81		10		—	—		305
Net sales	7,868		2,529		411		1,654		5,740		5,116		2,981		—	39		26,338
PTOI	1,743	[2,5]	313		(34)	[6,9]	(4)	[6,9]	1,490		773		406		200	(179)	[6]	4,708

[1]
As of September 30, 2012, Agriculture net assets were $8,306, an increase of $3,541 from $4,765 at December 31, 2011. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(125) and $(440) during the three and nine months ended September 30, 2012, respectively, and a $(75) charge during the three and nine months ended September 30, 2011, recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

[3]
Included a $(93) restructuring charge impacting the following segments: Agriculture - $(3), Electronics & Communications - $(7), Industrial Biosciences - $(3), Nutrition & Health - $(13), Performance Chemicals - $(3), Performance Materials - $(9), and Safety & Protection - $(55).

[4]
Included a $(242) impairment charge recorded in employee separation/asset related charges, net related to asset groupings, which impacted the segments as follows: Electronics & Communications - $(150) and Performance Materials - $(92). See Note 3 for additional information.

[5]
Included a $(50) charge recorded in research and development expense in connection with a milestone payment associated with a Pioneer licensing agreement. Since this milestone was reached before regulatory approval was secured by Pioneer, it was charged to research and development expense.

[6]
Included charges related to the Danisco acquisition of $(168). These charges included $(132) recorded in cost of goods sold and other operating charges for transaction related costs and the fair value step-up of inventories that were acquired from Danisco and sold in the third quarter 2011. These charges also included a $(36) restructuring charge recorded in employee separation / asset related charges, net related to severance and related benefit costs. These charges impacted the segments as follows: Industrial Biosciences - $(61), Nutrition & Health - $(89) and Other - $(18).

[7]	Included a $122 gain recorded in other (loss) income, net related to the sale of the company's interest in an equity method investment.

[8]	Included a $(137) charge recorded in cost of goods sold and other operating charges primarily related to the company's settlement of litigation with INVISTA. See Note 9 for additional information.

[9]
Included a $(50) charge recorded in cost of goods sold and other operating charges for transaction related costs and the fair value step-up of inventories that were acquired from Danisco and sold in the second quarter 2011, which impacted the segments as follows: Industrial Biosciences - $(17) and Nutrition & Health - $(33).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total segment PTOI	$356	$778	$4,402	$4,708
Net exchange (losses) gains, including affiliates	(130)	6	(161)	(132)
Corporate expenses and net interest	(400)	(333)	(1,110)	(1,098)
(Loss) income from continuing operations before income taxes	$(174)	$451	$3,131	$3,478

Note 14.  Subsequent Event
In October 2012, the company completed the sale of certain assets within the Professional Products business and expects to record an after-tax gain of approximately $75. The gain will be recorded in the Agriculture segment.

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

Recent Developments
Disposition of a Business
On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle has agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business for approximately $4.9 billion in cash and the assumption of certain liabilities, including approximately $250 million of unfunded pension liabilities. The company estimates that it will receive about $4.0 billion in after-tax proceeds from the sale of Performance Coatings. The transaction is expected to close in the first quarter of 2013, subject to customary closing conditions and regulatory approvals.

In accordance with generally accepted accounting principles in the U.S. (GAAP), the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 for additional information.

Long Term Employee Benefits
In August 2012, the company announced the sale of its Performance Coatings business. As a result of the planned sale, the company recorded a pension curtailment charge of $2 million and re-measured the principal U.S. pension plan and certain other pension plans as of August 31, 2012. In connection with the re-measurement, the company updated the discount rate and expected return on plan assets, assumed at December 31, 2011, from 4.50 percent to 4.10 percent and from 9.00 percent to 8.75 percent, respectively. The curtailment and re-measurement increased the underfunded status of the pension plans and the pre-tax net loss by $609 million and increased the pension expense by $1 million for 2012.

During the third quarter 2012, the company amended its U.S. parent company retiree medical and dental plans for Medicare-eligible retirees and survivors. As a result of this change, the company was required to re-measure the associated plans as of July 31, 2012, which included updating the discount rate assumption to 4.00 percent from 4.50 percent assumed at December 31, 2011. The re-measurement and amendment resulted in a net decrease of $700 million to the company's other long-term employee benefit obligation, which included an actuarial loss of $138 million due to a lower discount rate and a credit of $838 million to the prior service cost due to the plan amendment. The company's other long-term employee benefit expense will be reduced by approximately $46 million for full year 2012. See Note 12 for additional information.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three and nine months ended September 30, 2012:

•	Third quarter and year-to-date 2012 diluted (loss) earnings from continuing operations were $(.05) and $2.59 per share, respectively, versus $0.39 and $2.99 per share in the same periods last year.

•	Third quarter results include pre-tax charges of $519 million taken for Imprelis® herbicide claims, restructuring and asset impairments.

•
Sales of $7.4 billion for the third quarter 2012 were down 9 percent reflecting a 4 percent negative impact from currency, partly offset by 1 percent higher local prices. Volume was 5 percent lower compared to the same period last year, principally due to lower sales in the Performance Chemicals, Electronics & Communications and Safety & Protection segments. Sales in developing markets[1] were 7 percent lower, primarily due to volume declines in Performance Chemicals and Electronic & Communications segments and currency impact. Year-to-date sales of $27.5 billion were up 4 percent.

•
Segment pre-tax operating income for the third quarter 2012 was $356 million versus $778 million for the same period last year. Year-to-date segment pre-tax operating income was $4.4 billion, down 6 percent compared to the same period last year.

•
The company has commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan will deliver 2013 pre-tax cost savings of about $300 million by eliminating corporate costs supporting Performance Coatings and taking additional cost-cutting actions to improve competitiveness. In addition, the company remains on track to achieve its full-year 2012 productivity targets for both fixed costs and working capital.

Net Sales
Net sales for the third quarter 2012 were $7.4 billion versus $8.1 billion in the prior year, a decrease of 9 percent, reflecting 5 percent lower volume, a 4 percent reduction from currency impact and a 1 percent net decrease from portfolio changes, partly offset by 1 percent higher local prices. The decrease in total company volume principally reflects declines in Performance Chemicals and Electronics & Communications, partly offset by increases for Agriculture, Nutrition & Health, Performance Materials and Industrial Biosciences. Sales in developing markets of $3.0 billion decreased 7 percent reflecting lower volume and adverse currency impact. The percentage of total company sales in these markets increased to 40 percent from 39 percent in the prior year.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2012		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$7.4	(9)	1	(4)	(5)	(1)
U.S. & Canada	2.5	(4)	2	—	(2)	(4)
Europe, Middle East & Africa (EMEA)	1.6	(15)	1	(11)	(6)	1
Asia Pacific	1.9	(15)	(5)	(1)	(10)	1
Latin America	1.4	(1)	5	(8)	2	—

____________________________

[1]	Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

Net sales for the nine months ended September 30, 2012 were $27.5 billion versus $26.3 billion in the prior year, an increase of 4 percent, reflecting a 5 percent increase in local prices and a 4 percent net increase from portfolio changes, principally the Danisco acquisition, partly offset by 3 percent lower volume and a 2 percent sales reduction from currency impact. Lower volume reflects increases in all regions for Agriculture, more than offset by combined 7 percent lower volume for the other segments, primarily due to lower sales in Asia Pacific and EMEA. Sales in developing markets of $9.0 billion improved 7 percent from 2011. The percentage of total company sales in these markets increased to 33 percent from 32 percent in the prior year.

	Nine Months Ended September 30, 2012		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio
Worldwide	$27.5	4	5	(2)	(3)	4
U.S. & Canada	11.7	9	8	—	—	1
EMEA	6.5	2	5	(7)	(4)	8
Asia Pacific	6.0	(4)	—	(1)	(8)	5
Latin America	3.3	12	10	(5)	3	4

Other (Loss) Income, Net
Other (loss) income, net, totaled $(54) million for the third quarter 2012, a decrease of $219 million compared to $165 million in the prior year. The decrease was due primarily to a decrease in Cozaar®/Hyzaar® income of $59 million and a decrease in pre-tax net exchange gains of $136 million.

For the nine months ended September 30, 2012, other (loss) income, net was $251 million compared to $404 million last year, a decrease of $153 million. The decrease was due primarily to a decrease in Cozaar®/Hyzaar® income of $147 million, a decrease in equity in earnings of affiliates of $75 million, and an increase in pre-tax net exchange losses of $29 million, offset by a $122 million gain recorded during the second quarter 2012 related to the sale of the company's interest in an equity method investment.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges (COGS)
COGS totaled $5.7 billion in the third quarter 2012 versus $6.3 billion in the prior year, a decrease of 10 percent. COGS as a percent of net sales decreased 1 percentage point to 77 percent, reflecting higher local selling prices and a 5 percent decrease in raw material, energy and freight costs excluding reductions due to currency. COGS includes charges for Imprelis® claims.

COGS for the nine months ended September 30, 2012 was $19.6 billion, an increase of 4 percent versus $18.9 billion in the prior year. COGS as a percent of net sales decreased 1 percentage point to 71 percent as higher raw material, energy and freight costs, were offset by higher local selling prices and productivity improvements. COGS includes charges for Imprelis® claims and the company's settlement of litigation with INVISTA. See Note 9 to the interim Consolidated Financial Statements for more information related to these matters.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $772 million for the third quarter 2012 versus $809 million in the prior year. Year-to-date SG&A totaled $2.7 billion versus $2.6 billion in 2011. The decrease for the three months ended September 30, 2012 was due to lower selling expenses, primarily in the Nutrition & Health and Agriculture segments. The increase for the nine months ended September 30, 2012 was due to increased global commissions and selling and marketing investments primarily in the Agriculture segment, predominantly during the first half of the year. SG&A was approximately 10 percent of net sales for the three and nine months ended September 30, 2012 and 2011.

Research and Development Expense (R&D)
R&D totaled $506 million and $546 million for the third quarter 2012 and 2011, respectively. For the nine months ended September 30, 2012, R&D was $1.5 billion versus $1.4 billion last year. The decrease for the three months ended September 30, 2012 was due primarily to the absence of the $50 million charge recorded in third quarter 2011 for a milestone payment related to a Pioneer licensing agreement. The increase for the nine months ended September 30, 2012 in R&D was due to continued growth investments in the Agriculture segment, primarily related to spending for development of new products. R&D was approximately 7 percent of net sales for the third quarter 2012 and 2011. R&D was approximately 6 percent and 5 percent of net sales for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense
Interest expense totaled $116 million in the third quarter 2012, flat compared to 2011. For the nine month period ended September 30, 2012, interest expense was $347 million versus $331 million last year. The increase for the nine months ended September 30, 2012 was primarily due to higher average debt, partially offset by lower interest rates.

Employee Separation / Asset Related Charges, Net
For the three and nine months ended September 30, 2012, the company recorded charges of $394 million in employee separation / asset related charges, net compared to $36 million in the same periods of prior year. The $394 million in charges recorded during 2012 consisted of a $152 million charge related to the 2012 restructuring plan and $242 million in charges related to asset impairments, as discussed below. The $36 million charge recorded for the three and nine months ended September 30, 2011 pertained to actions initiated to achieve cost synergies associated with the Danisco acquisition.

2012 Restructuring Program
In the third quarter 2012, the company commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan is designed to eliminate corporate costs previously allocated to the Performance Coatings business as well as utilize additional cost-cutting actions to improve competitiveness. As a result, a pre-tax charge of about $210 million is expected related to this plan, of which $152 million was recorded in the third quarter 2012. The third quarter 2012 charge consists of $133 million of employee separation costs and $19 million of asset related charges, which includes $17 million of asset impairments and $2 million of asset shut downs. The company expects this plan and all related payments to be substantially complete by December 31, 2013. The actions related to this plan are expected to achieve pre-tax cost savings of approximately $300 million in 2013 and approximately $450 million per year in subsequent years.

The third quarter 2012 charge impacted segment earnings as follows: Agriculture - $3 million, Electronics & Communications - $7 million, Industrial Biosciences - $3 million, Nutrition & Health - $13 million, Performance Chemicals - $3 million, Performance Materials - $9 million, and Safety & Protection - $55 million, as well as Corporate expenses - $59 million.

Asset Impairments
During the third quarter 2012, the company recorded asset impairment charges of $242 million to write-down the carrying value of certain asset groups to fair value.

The company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses.

Additional details related to the 2012 restructuring program and asset impairments discussed above can be found in Note 3 to the interim Consolidated Financial Statements and within the individual segment reviews.

(Benefit from) Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the third quarter 2012 was 77.0 percent on a pre-tax loss from continuing operations as compared to 16.6 percent on pre-tax income from continuing operations in 2011. The higher effective tax rate principally relates to the tax impact of the Imprelis® matter, and certain restructuring and asset impairment charges.

The company's effective tax rate for year-to-date 2012 was 21.0 percent as compared to 17.7 percent in 2011. The higher effective tax rate principally relates to geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

(Loss) Income from Continuing Operations after Income Taxes
(Loss) income from continuing operations after income taxes for third quarter 2012 was $(40) million compared to $376 million in the same period last year. Year-to-date 2012 income from continuing operations after income taxes was $2.5 billion compared to $2.9 billion in the same period last year. The decreases in both periods are due to the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and nine month periods ended September 30, 2012 compared with the same periods in 2011. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding exchange gains (losses), corporate expenses and interest. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three and nine month periods ended September 30, 2012 and 2011 is included in Note 13 to the interim Consolidated Financial Statements.

The following table summarizes third quarter and year-to-date 2012 segment sales and related variances versus prior year:

	Three Months Ended
	September 30, 2012		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2011	Price	Volume	Portfolio and Other
Agriculture	$1.4	4	(3)	7	—
Electronics & Communications	0.6	(28)	(8)	(20)	—
Industrial Biosciences	0.3	—	(7)	7	—
Nutrition & Health	0.9	4	—	4	—
Performance Chemicals	1.7	(19)	(1)	(18)	—
Performance Materials	1.6	(8)	(7)	2	(3)
Safety & Protection	0.9	(7)	(4)	(3)	—

	Nine Months Ended
	September 30, 2012		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2011	Price	Volume	Portfolio and Other
Agriculture	$8.9	13	6	7	—
Electronics & Communications	2.1	(18)	(3)	(15)	—
Industrial Biosciences	0.9	112	(5)	10	107
Nutrition & Health	2.6	55	—	3	52
Performance Chemicals	5.6	(6)	8	(14)	—
Performance Materials	4.9	(5)	(1)	(1)	(3)
Safety & Protection	2.9	(4)	—	(4)	—

Agriculture - Sales of $1.4 billion were up 4 percent on 7 percent higher volume partially offset by 3 percent lower prices, which includes unfavorable currency of 10 percent.  For Pioneer seed, volume growth reflects a strong start to the Southern Hemisphere planting season. Higher local prices for both corn and soybeans were partially offset by the impact of unfavorable currency. Crop Protection sales growth was underpinned by strong demand for insect control products and fungicides; while higher local prices across all market segments were more than offset by unfavorable currency. PTOI seasonal loss was $213 million compared to a loss of $194 million in the prior year as strong sales were more than offset by unfavorable currency, higher input costs in seeds and higher investments in commercial and R&D activities to support growth. Third quarter 2012 PTOI included a $125 million charge related to Imprelis® claims; while third quarter 2011 PTOI included a charge of $75 million related to Imprelis® claims and a $50 million charge in connection with a milestone payment associated with a Pioneer licensing agreement. See Note 9 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

Year-to-date sales of $8.9 billion were up $1.0 billion, or 13 percent, with 7 percent volume and 6 percent price gains.  Pioneer seed business delivered strong Northern Hemisphere and Brazil Safrinha performance with global price and volume gains on new product penetration. Crop Protection sales growth reflects continued strong demand in all product lines with standout performance in insect control products. PTOI of $1,712 million decreased $31 million as higher volume and price and the absence of the licensing agreement charge noted above were more than offset by higher charges related to Imprelis® claims. 2012 and 2011 PTOI included charges related to Imprelis® claims of $440 million and $75 million, respectively.

Electronics & Communications - Sales of $607 million were down 28 percent on 20 percent lower volume and 8 percent lower prices, primarily pass-through of lower metals prices. Volume declined in photovoltaic materials, partially offset by continued strong demand for materials in smart phones and tablets. PTOI loss of $117 million decreased $216 million due to a $150 million asset impairment charge and lower volume. See Note 3 to the interim Consolidated Financial Statements for more information related to the impairment charge.

Year-to-date sales of $2.1 billion were down 18 percent on 15 percent lower volume and 3 percent lower prices, primarily pass-through of lower metals prices. Sales reflect lower photovoltaic materials volume, partially offset by increased demand for smart phones and tablets. PTOI of $113 million decreased $200 million from the asset impairment charge noted above and lower volume, partially offset by a $122 million gain related to the sale of the company's interest in an equity method investment. Additionally, 2011 PTOI included a $20 million reduction due to extreme volatility in metals prices.

Industrial Biosciences - Sales of $292 million were flat compared to prior year as higher volume was offset by lower prices, primarily related to unfavorable currency. Volume growth reflects strong Sorona® renewably sourced polymer for carpet fiber, as well as continued growth in animal nutrition and food enzymes. PTOI of $39 million was up $66 million from the absence of a $61 million charge recorded in the prior year related to the Danisco enzyme business acquisition for transaction related costs and the fair value step-up of inventories acquired.

Year-to-date sales of $880 million increased 112 percent primarily reflecting the Danisco acquisition. PTOI $124 million was up $158 million reflecting benefits of the acquisition and the absence of a $78 million charge recorded in the prior year for transaction related costs and the fair value step-up of inventories acquired.

Nutrition & Health - Sales of $876 million were up 4 percent on higher volume, reflecting strong demand for specialty food ingredients and Solae soy specialties. Higher local prices were offset by unfavorable currency. PTOI of $74 million was up $108 million primarily related to the absence of an $89 million charge recorded in the prior year related to the Danisco specialty food ingredients acquisition for transaction related costs and the fair value step-up of inventories acquired, as well as higher local prices and the realization of cost synergies.

Year-to-date sales of $2.6 billion increased $0.9 billion primarily reflecting the Danisco acquisition. PTOI of $269 million increased $273 million primarily reflecting benefits of the acquisition, realization of cost synergies and the absence of a $122 million charge recorded in the prior year for transaction related costs and the fair value step-up of inventories acquired.

Performance Chemicals - Sales of $1.7 billion were down 19 percent, with 18 percent lower volume and 1 percent lower prices. Sales declined on lower demand for titanium dioxide and fluoropolymers. Volumes were pressured by softness in Europe and Asia Pacific due to lower infrastructure spend and weak housing markets. PTOI of $369 million decreased $224 million on lower volume.

Year-to-date sales of $5.6 billion were down 6 percent, with 14 percent lower volume partially offset by 8 percent higher prices. Higher local prices more than offset unfavorable currency. Lower volume primarily reflects continued softness in titanium dioxide, particularly in Asia Pacific and Europe, and weak demand in fluoropolymers. PTOI of $1,419 million decreased $71 million as higher local prices were more than offset by lower volume, as well as unfavorable currency.

Performance Materials - Sales of $1.6 billion were down 8 percent, with 7 percent lower prices and a 3 percent reduction from a portfolio change, partially offset by 2 percent higher volume. Lower prices reflect unfavorable currency and mix. Stable packaging markets and continued strong demand in automotive were partially offset by softness in the industrial and electronics markets. PTOI of $205 million decreased $26 million as lower feedstock costs and higher volume were more than offset by a $92 million asset impairment charge and unfavorable currency. See Note 3 to the interim Consolidated Financial Statements for more information related to the impairment charge.

Year-to-date sales of $4.9 billion were down 5 percent, with a 3 percent reduction from a portfolio change, 1 percent lower volume and 1 percent lower prices. Stable packaging markets and continued demand in automotive was more than offset by softness in the industrial and electronics markets. PTOI of $762 million decreased $11 million as lower feedstock costs was more than offset by the asset impairment charge noted above and unfavorable currency.

Safety & Protection - Sales of $934 million were down 7 percent, with 4 percent lower prices, primarily due to unfavorable currency, and 3 percent lower volume. Volume declined due to stalled infrastructure projects in China, weaker conditions in Europe and lower U.S. public sector demand. PTOI of $48 million decreased $70 million from a $55 million restructuring charge and unfavorable currency. See Note 3 to the interim Consolidated Financial Statements for more information related to the restructuring charge.

Year-to-date sales of $2.9 billion were down 4 percent on lower volume. Volume decreased due to lower public sector demand and continued softness in industrial markets. Higher local prices were offset by the impact of unfavorable currency. PTOI of $275 million decreased $131 million from the restructuring charge noted above, lower volume and unfavorable currency.

Pharmaceuticals - Third quarter PTOI was $10 million compared to $70 million in the same period last year. Year-to-date PTOI was $53 million compared to $200 million in the prior year. Decreased PTOI reflects the expiration of certain patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	September 30, 2012	December 31, 2011
Cash, cash equivalents and marketable securities	$3,523	$4,019
Total debt	15,066	12,553

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries and is considered to be indefinitely reinvested and expected to be utilized to fund local operating activities and capital expenditure requirements. The company believes that it has sufficient sources of domestic liquidity to further support its assumption that undistributed earnings at September 30, 2012 can be considered reinvested indefinitely. The company has access to approximately $4.3 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $0.4 billion for the nine months ended September 30, 2012 compared to cash provided by operating activities of $0.4 billion during the same period last year. The $0.8 billion change was primarily due to a $0.5 billion contribution to the U.S. pension plan.

Cash used for investing activities was $0.7 billion for the nine months ended September 30, 2012 compared to cash used for investing activities of $5.6 billion for the same period last year. The $4.9 billion change was primarily due to a decrease in payments for businesses acquired, partially offset by lower proceeds from the sale of short-term financial instruments. Purchases of property, plant and equipment for the nine months ended September 30, 2012 totaled $1.1 billion, about equal to the same period last year.

Cash provided by financing activities was $1.0 billion for the nine months ended September 30, 2012 compared to cash provided by financing activities of $3.6 billion for the same period last year. The $2.6 billion difference was due primarily to lower proceeds from borrowings and the purchase of the noncontrolling interest in the Solae, LLC joint venture.

	Nine Months Ended
	September 30,
(Dollars in millions)	2012	2011
Cash used for operating activities	$(426)	$431
Purchases of property, plant and equipment	(1,139)	(1,211)
Free cash flow	$(1,565)	$(780)

Free cash flow is a measurement not recognized in accordance with GAAP and should not be viewed as an alternative to GAAP measures of performance. All companies do not calculate non-GAAP financial measures in the same manner and, accordingly, the company's free cash flow definition may not be consistent with the methodologies used by other companies. The company defines free cash flow as cash provided by operating activities less purchases of property, plant and equipment, and therefore indicates operating cash flow available for payment of dividends, other investing activities and other financing activities. Free cash flow is useful to investors and management to evaluate the company's cash flow and financial performance, and is an integral financial measure used in the company's financial planning process.

Dividends paid to shareholders during the nine months ended September 30, 2012 totaled $1.2 billion. In August 2012, the company’s Board of Directors declared a third quarter common stock dividend of $0.43 per share. The third quarter dividend was the company’s 432nd consecutive quarterly dividend since the company’s first dividend in the fourth quarter 1904.

In February 2012, the company entered into an agreement with a financial institution and paid $400 million for the purchase of shares of common stock. The shares were received and retired in May 2012. See Note 10 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 31 of the company's 2011 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2011 can be found on page 31 of the company's 2011 Annual Report. There have been no significant changes to the company's contractual obligations during the nine months ended September 30, 2012.

PFOA
See discussion under “PFOA” on page 35 of the company's 2011 Annual Report and Note 9 to the interim Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 11, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on pages 35 - 36 of the company's 2011 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of September 30, 2012, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

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

Litigation
Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 9 to the interim Consolidated Financial Statements under the heading Imprelis®.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 9 to the interim Consolidated Financial Statements under the heading PFOA.

Monsanto Patent Dispute
Information related to this matter is included in Note 9 to the interim Consolidated Financial Statements under the heading Monsanto Patent Dispute.

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

Sabine Plant, Orange, Texas
In September 2012, DuPont agreed to pay a penalty of $107,500 to resolve allegations from the Texas Commission on Environmental Quality regarding wastewater effluent limitations in 2011 and 2012 at the Sabine facility.

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

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
In July 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®.

DuPont (Australia) Pty Limited
The New South Wales Environmental Protection Authority (NSWEPA) alleges that 2011 dust particulate emissions from a DuPont

(Australia) Pty Limited facility caused damage to trees, shrubs, and garden plants. In April 2012, NSWEPA commenced proceedings against DuPont (Australia) Pty Limited and under applicable laws and regulations, fines of up to AUD 1,000,000 (approximately $1,000,000) can be imposed.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 23, 2012

By:	/s/ Nicholas C. Fanandakis

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

10.12*
Purchase Agreement dated as of August 30, 2012, by and between E.I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on September 4, 2012). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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