Form 10-K
period 2012-12-31
DUPONT E I DE NEMOURS & CO
filed 2013-02-07
CIK 30554

2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2012, was approximately $47.0 billion.
        As of January 31, 2013, 934,288,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 24, 2013.	III

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2013 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont brings world-class science and engineering to the global marketplace in the form of innovative products, materials and services. The company believes that by collaborating with customers, governments, non-governmental organizations and thought leaders it can help find solutions to such global challenges as providing enough healthy food for people everywhere, decreasing dependence on fossil fuels, and protecting life and the environment. Total worldwide employment at December 31, 2012, was about 70,000 people. The company has operations in more than 90 countries worldwide and about 60 percent of consolidated net sales are made to customers outside the United States of America (U.S.). See Note 21 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

Subsidiaries and affiliates of DuPont conduct manufacturing, seed production or selling activities and some are distributors of products manufactured by the company. As a science and technology based company, DuPont competes on a variety of factors such as product quality and performance or specifications, continuity of supply, price, customer service and breadth of product line, depending on the characteristics of the particular market involved and the product or service provided. Most products are marketed primarily through the company's sales force, although in some regions, more emphasis is placed on sales through distributors. The company utilizes numerous suppliers as well as internal sources to supply a wide range of raw materials, energy, supplies, services and equipment. To ensure availability, the company maintains multiple sources for fuels and many raw materials, including hydrocarbon feedstocks. Large volume purchases are generally procured under competitively priced supply contracts.

In third quarter 2012, the company entered into a definitive agreement to sell its Performance Coatings business (which represented a reportable segment) for approximately $4.9 billion in cash and the assumption of certain liabilities. In accordance with generally accepted accounting principles in the U.S. (GAAP), the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. On February 1, 2013, the sale of Performance Coatings was completed.

Business Segments
The company consists of 13 businesses which are aggregated into eight reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Materials, Safety & Protection and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other. Additional information with respect to business segment results is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 22 of this report and Note 22 to the Consolidated Financial Statements.

Agriculture
Agriculture businesses, DuPont Pioneer and DuPont Crop Protection, leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for approximately 50 percent of the company's total research and development expense in 2012.

Sales of the company's products in the segment are affected by the seasonality of global agriculture markets and weather patterns. Sales and earnings performance in the Agriculture segment are strongest in the first half of the year reflecting the northern hemisphere planting season. The segment generally operates at a loss during the third and fourth quarters of the year. As a result of the seasonal nature of its business, Agriculture's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture segment are at a low point at year-end and increase through the selling season to peak at the end of the second quarter.

Pioneer is a world leader in developing, producing and marketing corn hybrid and soybean varieties which improve the productivity and profitability of its customers. Additionally, Pioneer develops, produces and markets canola, sunflower, sorghum, inoculants, wheat and rice. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer

Part I
ITEM 1.  BUSINESS, continued

seed sales amounted to 21 percent, 19 percent and 19 percent of the company's total consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Pioneer markets and sells seed product primarily under the Pioneer® brand but also sells and distributes products utilizing additional brand names. Pioneer promotes its products through multiple marketing channels around the world. In the corn and soybean markets of the U.S. Corn Belt, Pioneer® brand products are sold primarily through a specialized force of independent sales representatives. Outside of North America, Pioneer's products are marketed through a network of subsidiaries, joint ventures and independent producer-distributors.

DuPont Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including forestry and land management. Principle crop protection products are weed control, disease control and insect control offerings. Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. The sales growth of the business' insect control portfolio is led by DuPontTM Rynaxypyr® insecticide, a product registered for sale in 80 countries and sold under four key brands for use across a broad range of core agricultural crops.

The major commodities, raw materials and supplies for the Agriculture segment include: benzene and carbamic acid related intermediates, copper, corn and soybean seeds, insect control products, natural gas, seed treatments and sulfonamides.

Agriculture segment sales outside the U.S. accounted for 53 percent of the segment's total sales in 2012.

Electronics & Communications
Electronics & Communications (E&C) is a leading supplier of differentiated materials and systems for photovoltaics (PV), consumer electronics, displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The segment leverages the company's strong materials and technology base to target attractive growth opportunities in PV materials, circuit and semiconductor fabrication and packaging materials, display materials, packaging graphics, and ink-jet printing. In the growing PV market, E&C continues to be an industry-leading innovator and supplier of metalization pastes and backsheet materials that improve the efficiency and lifetime of solar cells and modules. In 2012, the segment commercialized new DuPontTM Solamet® PV metallization paste to drive step-change gains in efficiency of solar cells. DuPont is a leading global supplier of materials to the PV industry.

In the displays market, E&C has developed solution-process technology, which it licenses, and a growing range of materials for active matrix organic light emitting diode (AMOLED) television displays. The segment has a broad portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In consumer electronics, E&C materials add value in the high growth hand-held markets of tablets and smart phones. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates and platemaking systems. The segment is investing in new products to strengthen its market leadership position in advanced printing markets. The segment is also expanding its leadership position in black-pigmented inks and developing new color-pigmented inks for network printing applications.

Part I
ITEM 1.  BUSINESS, continued

The major commodities, raw materials and supplies for E&C include: block co-polymers, copper, difluoroethane, hydroxylamine, oxydianiline, polyester film, precious metals and pyromellitic dianhydride.

E&C segment sales outside the U.S. accounted for 84 percent of the segment's total sales in 2012.

Industrial Biosciences
Industrial Biosciences is a leader in developing and manufacturing a broad portfolio of enzymes. The segment's enzymes add value and functionality to a broad range of products and processes such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications resulting in cost and process benefits, better product performance and improved environmental outcomes. Industrial Biosciences also makes DuPontTM Sorona® PTT renewably sourced polymer for use in carpet and apparel fibers.

The segment includes a joint venture with Tate & Lyle PLC, DuPont Tate and Lyle Bio Products LLC, to produce BioPDOTM 1,3 propanediol using a proprietary fermentation and purification process. BioPDOTM is the key building block for DuPontTM Sorona® PTT polymer.
The major commodities, raw materials and supplies for the Industrial Biosciences segment include: glucoamylase, glycols, grain products, such as dextrose and glucose, and purified terephthalic acid.
Industrial Biosciences segment sales outside the U.S. accounted for 54 percent of the segment's total sales in 2012.

Nutrition & Health
Nutrition & Health is a premier provider of innovative solutions for specialty food ingredients, health and safety. The segment's products, which include cultures, emulsifiers, gums, natural sweeteners and soy-based food ingredients, hold leading market positions based on industry leading innovation, relevant product portfolio and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including meat, dairy, beverages and bakery segments. Nutrition & Health has research, production and distribution operations around the world.

Nutrition & Health products are marketed and sold under a variety of brand names and are distributed primarily through its direct route to market. The direct route to market focuses on strong customer collaborations and insights with multinational customers and regional customers alike.

The major commodities, raw materials and supplies for the Nutrition & Health segment include: acetyls, citrus peels, glycerin, grain products, locust bean gum, oils and fats, seaweed, soybean, soy flake, sugar and yeast.

Nutrition & Health segment sales outside the U.S. accounted for 69 percent of the segment's total sales in 2012.

Performance Chemicals
Performance Chemicals businesses, DuPont Titanium Technologies and DuPont Chemicals and Fluoroproducts, deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, textiles, mining, pulp and paper, water treatment and healthcare.

DuPont Titanium Technologies is the world's largest manufacturer of titanium dioxide, and is dedicated to creating greater value for the coatings, paper, plastics, specialties and minerals markets through service, brand and product. The business' main products include its broad line of DuPontTM Ti-Pure® titanium dioxide products. In 2011, the business announced a global expansion to support increased customer demand for titanium dioxide, including a $500 million investment in new production facilities at the company's Altamira, Mexico site scheduled for completion in 2015. In addition, the business continues to invest in facility upgrades to improve productivity at its other global manufacturing sites.

DuPont Chemicals and Fluoroproducts is a leading global manufacturer of industrial and specialty fluorochemicals, fluoropolymers and performance chemicals. The business' broad line of products that include refrigerants, lubricants, propellants, solvents, fire extinguishants and electronic gases, cover a wide range of industries and markets. Key brands include DuPontTM Teflon®, Capstone®, Dymel®, OpteonTM yf, Isceon®, Suva®, Vertrel®, Zyron®, Vazo® and Virkon®.

The major commodities, raw materials and supplies for the Performance Chemicals segment include: ammonia, benzene, chlorine, chloroform, fluorspar, hydrofluoric acid, industrial gases, methanol, natural gas, perchloroethylene, petroleum coke, sulfur and titanium ore.

Part I
ITEM 1.  BUSINESS, continued

Performance Chemicals segment sales outside the U.S. accounted for 56 percent of the segment's total sales in 2012.

Performance Materials
Performance Materials businesses, Performance Polymers and Packaging & Industrial Polymers, provide productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. The key markets served by the segment include the automotive original equipment manufacturers (OEMs) and associated after-market industries, as well as electrical, packaging, construction, oil, electronics, photovoltaics, aerospace, chemical processing and consumer durable goods. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segment's operating results.

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

Performance Materials segment sales outside the U.S. accounted for 69 percent of the segment's total sales in 2012.

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

Sustainable Solutions continues to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. Sustainable Solutions is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Sustainable Solutions is dedicated to clean air, clean fuel and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities. The business includes MECS, Inc. (MECS), which is a leading global provider of process technology, proprietary specialty equipment and technical services to the sulfuric acid industry.

Part I
ITEM 1.  BUSINESS, continued

Building Innovations is committed to the building science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its DuPontTM Corian® and Montelli® lines of products which offer durable and versatile materials for residential and commercial purposes. Other products such as DuPont™ Tyvek® and Typar® offer leading solutions for the protection and energy efficiency of buildings.

The major commodities, raw materials and supplies for the Safety & Protection segment include: alumina hydroxide, benzene, high density polyethylene, isophthaloyl chloride, metaphenylenediamine, methyl methacrylate, paraphenylenediamine, polyester fiber, terephthaloyl chloride and wood pulp.

Safety & Protection segment sales outside the U.S. accounted for 62 percent of the segment's total sales in 2012.

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

Pharmaceuticals' Cozaar®/Hyzaar® income is the sum of two parts: income related to a share of the profits from North American sales and certain markets in Europe, and royalty income derived from worldwide contract net sales linked to the exclusivity term in a particular country. Patents and exclusivity started to expire in prior years and the U.S. exclusivity for Cozaar® ended in April 2010. The worldwide agreement with Merck expired December 31, 2012. The company expects 2013 earnings to be insignificant.

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

The company has access to a large patent portfolio, both owned and licensed. These definite-lived patents cover many products, processes and product uses. These patents protect many aspects of the company's significant research programs and the goods and services it sells. The actual protection afforded by these patents varies from country to country and depends upon the scope of coverage of each individual patent as well as the availability of legal remedies in each country. DuPont owns about 25,635 worldwide patents and is awaiting action on about 20,925 worldwide patent applications. In 2012, the company was granted about 935 U.S. patents and about 2,910 international patents. DuPont's rights under its patents and licenses, as well as the products made and sold under them, are important to the company as a whole, and to varying degrees, important to each reportable segment.

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

Part I
ITEM 1.  BUSINESS, continued

The company has about 2,065 unique trademarks for its products and services and approximately 19,395 registrations for these trademarks worldwide. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level.

Research and Development
The company conducts research at either dedicated research facilities or manufacturing plants. There are eleven major research locations in the U.S. & Canada, with the highest concentration of facilities being located in the Wilmington, Delaware area. Reflecting the company's global interests, five major research locations are located in the Asia Pacific region, four major research locations are located in Europe, Middle East and Africa (EMEA) region and one major location is located in Latin America.

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

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 12, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 31, 35-37 and (3) Notes 1 and 16 to the Consolidated Financial Statements.

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

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the company's website at http://www.dupont.com by clicking on the section labeled "Investors", then on "Key Financials & Filings" and then on "SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC.

Executive Officers of the Registrant
Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, beginning on page 40 of this report.

Part I
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
The company's manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil, natural gas and raw materials, affect the company's operating results from period to period. Price increases for energy and raw materials were not significant to earnings in 2012 as compared to 2011. In 2011, price increases for energy and raw materials were about $2.0 billion as compared to 2010. Legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, the company enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. The company takes actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company's financial results.

Failure to develop and market new products and manage product life cycles could impact the company's competitive position and have an adverse effect on the company's financial results.
Operating results are largely dependent on the company's assessment and management of its portfolio of current, new and developing products and services and its ability to bring those products and services to market. The company plans to grow earnings by focusing on solutions to meet increasing demand for food productivity, decrease dependency on fossil fuels, and protect people, assets and the environment. The company develops new products through multiple methods including, but not limited to, internal research, collaborations, acquisitions, joint ventures and licensing technology or know-how. Developing and marketing new products could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain and maintain relevant regulatory approvals, obtain and maintain intellectual property protection, obtain technology or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or in which it will invest to develop, will achieve substantial commercial success. Not currently matching investment choices in new products with market need and competitive offerings could adversely affect business performance. Sales of the company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The company competes with major global companies that have strong intellectual property estates supporting the use of biotechnology to enhance products, particularly agricultural and bio-based products. Speed in discovering, developing and protecting new technologies and bringing related products to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the company's existing or candidate products to become less competitive, adversely affecting sales. Competitors are increasingly challenging intellectual property positions and the outcomes can be highly uncertain. If challenges are resolved adversely, it could negatively impact the company's ability to commercialize new products and generate sales from existing products.

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
Failure to appropriately manage safety, human health, product liability and environmental risks associated with the company's products, product life cycles and production processes could adversely impact employees, communities, stakeholders, the environment, the company's reputation and its results of operations. Public perception of the risks associated with the company's products and production processes could impact product acceptance and influence the regulatory environment in which the company operates. While the company has procedures and controls to manage process safety risks, issues could be created by events outside of its control including natural disasters, severe weather events, acts of sabotage and substandard performance by the company's external partners.

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

Market acceptance, government policies, rules or regulations and competition could affect the company's ability to generate sales from products based on biotechnology.
The company is using biotechnology to create and improve products, particularly in its Agriculture and Industrial Biosciences segments. The use of biotechnology to characterize the genetic and performance characteristics of Pioneer seeds provides Pioneer with competitive advantages in the development of new products, and in the most effective placement of those products on customer planted area. Industrial Biosciences leverages the company's biotechnology capabilities to develop and manufacture a broad portfolio of enzymes and biomaterials. These products enable cost and process benefits, better product performance and improve environmental outcomes to a broad range of products and processes such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The company's ability to generate sales from such products could be impacted by market acceptance as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds. The regulatory environment is lengthy and complex with requirements that can vary by industry and by country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. The ability to satisfy the requirements of regulatory agencies is essential to be able to continue to sell existing products or commercialize new products.

Changes in government policies and laws could adversely affect the company's financial results.
Sales to customers outside the U.S. constitute about 60 percent of the company's 2012 revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in developing markets. Sales from developing markets represent 34 percent of the company's revenue in 2012 and the company's growth plans include focusing on expanding its presence in developing markets. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and

Part I
ITEM 1A.  RISK FACTORS, continued

other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

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

The company's results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm the company's operations as well as the operations of its customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of the company's assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Although management does not believe that the company has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that it will not suffer such losses in the future. The company actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, the company may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect the company's business, financial condition or results of operations.

Inability to protect and enforce the company's intellectual property rights could adversely affect the company's financial results.
Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to the company's business. The company endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. The company has designed and implemented internal controls to restrict access to and distribution of its intellectual property. Despite these precautions, the company's intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, the company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact.

Part I
ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The company's corporate headquarters are located in Wilmington, Delaware. The company's manufacturing, processing, marketing and research and development facilities, as well as regional purchasing offices and distribution centers are located throughout the world.
Information regarding research and development facilities is incorporated by reference to Item 1, Business-Research and Development. Additional information with respect to the company's property, plant and equipment and leases is contained in Notes 10, 16 and 21 to the Consolidated Financial Statements.
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Total [1]
Asia Pacific	19	10	1	10	6	19	7	72
EMEA	17	3	7	20	4	11	5	67
Latin America	17	—	1	7	1	1	—	27
U.S. & Canada	56	18	6	12	29	19	11	151
	109	31	15	49	40	50	23	317

1.	Sites that are used by multiple segments are included more than once in the figures above.
The company's plants and equipment are well maintained and in good operating condition. The company believes it has sufficient capacity to meet demand in 2013. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

DuPont recognizes that the security and safety of its operations are critical to its employees, community and to the future of the company. As such, the company has merged chemical site security into its safety core value where it serves as an integral part of its long standing safety culture. Physical security measures have been combined with process safety measures (including the use of inherently safer technology), administrative procedures and emergency response preparedness into an integrated security plan. The company has conducted vulnerability assessments at operating facilities in the U.S. and high priority sites worldwide and identified and implemented appropriate measures to protect these facilities from physical and cyber attacks. DuPont is partnering with carriers, including railroad, shipping and trucking companies, to secure chemicals in transit.

Part I
ITEM 3.  LEGAL PROCEEDINGS

The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 16 to the Consolidated Financial Statements.

Litigation
Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 16 to the Consolidated Financial Statements under the heading Imprelis®.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 16 to the Consolidated Financial Statements under the heading PFOA.

Monsanto Patent Dispute
Information related to this matter is included in Note 16 to the Consolidated Financial Statements under the heading Monsanto Patent Dispute.

Environmental Proceedings
Belle Plant, West Virginia
The U.S. Environmental Protection Agency (EPA) is investigating three chemical releases at DuPont's Belle facility in West Virginia which occurred in January 2010. One of the releases involved the death of a DuPont employee after exposure to phosgene.

Chambers Works Plant, Deepwater, New Jersey
In 2010, the government initiated an enforcement action alleging that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act (CAA) and the Federal Clean Air Act Regulations (FCAR) governing Leak Detection and Reporting (LDAR) and that it failed to report emissions of a compound from Chambers Works' waste water treatment facility under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits. DuPont is in settlement negotiations with EPA and the Department of Justice (DOJ).

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

Yerkes Plant, Buffalo, New York
The government alleges that the facility violated recordkeeping requirements of certain provisions of the CAA and FCAR governing LDAR and that it failed to accurately report emissions under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2006 and 2010 following separate environmental audits. DuPont is in settlement negotiations with EPA and DOJ.

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
In July 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®.

Washington Works Plant, West Virginia
In 2011, the U.S. government initiated an enforcement action alleging that the Washington Works plant violated certain regulatory provisions of the CAA governing LDAR. The alleged non-compliance was identified between 2007 and 2010, following an environmental audit conducted in 2007 and the submission of responses to an information request received in 2009. DuPont is in settlement negotiations with the EPA and DOJ.

Part I
ITEM 3.  LEGAL PROCEEDINGS, continued

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 73,000 at January 31, 2013.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2012 and 2011 are shown below.

	Market Prices
2012	High	Low	Per Share Dividend Declared
Fourth Quarter	$50.96	$41.67	$0.43
Third Quarter	52.33	46.15	0.43
Second Quarter	53.98	46.44	0.43
First Quarter	53.95	45.84	0.41

2011
Fourth Quarter	$49.92	$37.10	$0.41
Third Quarter	56.20	39.94	0.41
Second Quarter	57.00	48.64	0.41
First Quarter	56.19	47.22	0.41

Issuer Purchases of Equity Securities
There were no purchases of the company's common stock during the three months ended December 31, 2012.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph presents the cumulative five-year total return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
DuPont	$100	$60	$85	$131	$124	$126
S&P 500 Index	100	63	80	92	94	109
Dow Jones Industrial Average	100	68	84	95	103	114
The graph assumes that the values of DuPont common stock, the S&P 500 Stock Index and the Dow Jones Industrial Average were each $100 on December 31, 2007 and that all dividends were reinvested.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2012	2011	2010	2009	2008
Summary of operations[1]
Net sales	$34,812	$33,681	$27,700	$22,681	$26,169
Employee separation / asset related charges, net	$493	$53	$(40)	$195	$331
Income from continuing operations before income taxes	$3,115	$3,781	$3,260	$1,943	$2,388
Provision for income taxes on continuing operations	$622	$626	$515	$326	$368
Net income attributable to DuPont	$2,788	$3,474	$3,031	$1,755	$2,007
Basic earnings per share of common stock from continuing operations	$2.63	$3.35	$2.99	$1.76	$2.22
Diluted earnings per share of common stock from continuing operations	$2.61	$3.30	$2.94	$1.75	$2.21
Financial position at year-end
Working capital[2]	$7,642	$6,873	$9,670	$7,898	$5,601
Total assets[3]	$49,736	$48,492	$40,410	$38,185	$36,209
Borrowings and capital lease obligations
Short-term	$1,275	$817	$133	$1,506	$2,012
Long-term	$10,465	$11,736	$10,137	$9,528	$7,638
Total equity	$10,179	$9,062	$9,743	$7,651	$7,552
General[1]
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,890	$1,910	$1,608	$1,432	$2,033
Depreciation	$1,319	$1,199	$1,118	$1,144	$967
Research and development expense	$2,067	$1,910	$1,603	$1,324	$1,326
Average number of common shares outstanding (millions)
Basic	933	928	909	904	902
Diluted	942	941	922	909	907
Dividends per common share	$1.70	$1.64	$1.64	$1.64	$1.64
At year-end
Employees (thousands)	70	70	60	58	60
Closing stock price	$44.98	$45.78	$49.88	$33.67	$25.30
Common stockholders of record (thousands)	74	78	81	85	88

1.	Information has been restated to reflect the impact of discontinued operations, as applicable. See Note 1, Basis of Presentation, to the Consolidated Financial Statements for further information.

2.
At December 31, 2012, working capital includes approximately $2.0 billion of net assets related to the Performance Coatings business, of which approximately $1.3 billion was previously considered to be noncurrent and is now classified as held for sale. See Note 2 to the Consolidated Financial Statements for further information.

3.	During 2011, the company acquired approximately $8.8 billion of assets in connection with the Danisco acquisition. See Note 4 to the Consolidated Financial Statements for further information.

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

Overview
Purpose    DuPont is a science company. We work collaboratively to find sustainable, innovative, market-driven solutions to solve some of the world's biggest challenges, making lives better, safer, and healthier for people everywhere.

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

Results    In 2012, sales were up 3 percent as strong increases in the Agriculture, Nutrition & Health, and Industrial Biosciences segments were partly offset by lower sales for the remaining segments, particularly Performance Chemicals. The latter had financial results reflecting a declining business trend after reaching cyclical peaks for sales and earnings in 2011 and the first half of 2012. Total company sales grew 6 percent in developing markets, which include China, India, and the countries located in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia. Sales of new products introduced in the last four years also contributed to sales growth. The company exceeded its three-year 2010-2012 plan of $1 billion fixed cost productivity actions and $1 billion working capital productivity.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations
Divestiture of Performance Coatings In third quarter 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business for approximately $4.9 billion in cash and the assumption of certain liabilities. On February 1, 2013, the sale of Performance Coatings was completed, resulting in about $4.0 billion in after-tax proceeds.

In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 to the Consolidated Financial Statements for additional information.

Acquisition of Danisco In 2011, the company acquired Danisco in a transaction valued at $6.4 billion, plus net debt assumed of $0.6 billion. As part of this acquisition, DuPont incurred $85 million in transaction related costs during 2011, which were recorded in costs of goods sold and other operating charges. In 2011, the businesses acquired from Danisco contributed net sales of $1.7 billion and net income attributable to DuPont of $(7) million, which excludes $30 million after-tax ($39 million pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $125 million after-tax ($175 million pre-tax) charge related to the fair value step-up of inventories acquired and sold during 2011. See Note 4 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2012	2011	2010
NET SALES	$34,812	$33,681	$27,700

2012 versus 2011   The table below shows a regional breakdown of 2012 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2012 Net Sales	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$34.8	3	4	(2)	(2)	3
U.S. & Canada	14.2	8	6	—	—	2
EMEA	8.1	(1)	3	(6)	(4)	6
Asia Pacific	8.0	(4)	(1)	(1)	(5)	3
Latin America	4.5	11	9	(5)	5	2

Sales increased 3 percent, reflecting a 3 percent net increase from portfolio changes, principally the Danisco acquisition, and 4 percent higher local prices, partly offset by 2 percent lower volume and a 2 percent negative currency impact. The 2 percent decline in worldwide sales volume principally reflects higher Agriculture, Nutrition & Health, and Industrial Biosciences volume, more than offset by lower volume for the other segments combined, particularly Performance Chemicals. Higher local prices were driven principally by increases for seeds, titanium dioxide, and specialty polymers. Currency effect primarily reflects the weaker Euro and Brazilian Real. Sales in developing markets of $11.9 billion improved 6 percent from 2011, and the percentage of total company sales in these markets increased to 34 percent from 33 percent in 2011.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2011 versus 2010 The table below shows a regional breakdown of 2011 consolidated net sales based on location of customers and percentage variances from 2010:

			Percent Change Due to:
(Dollars in billions)	2011 Net Sales	Percent Change vs. 2010	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$33.7	22	12	2	1	7
U.S. & Canada	13.1	16	9	—	1	6
EMEA	8.2	26	11	4	—	11
Asia Pacific	8.3	23	17	3	(3)	6
Latin America	4.1	33	14	2	12	5

Sales increased 22 percent, principally reflecting higher local selling prices and the sales added from businesses acquired from Danisco. Local selling prices were significantly higher for titanium dioxide, seeds, fluoroproducts and electronic products, with the latter reflecting pass through pricing for higher precious metals costs. Worldwide sales volume increased 1 percent as strong volume growth in Agriculture was largely offset by declines in Electronic & Communications, Performance Chemicals and Performance Materials. The declines occurred primarily during the fourth quarter, resulting from destocking in photovoltaics, polymer and industrial supply chains, as well as weaker demand for company products supplying consumer electronics and construction. Volume growth in Latin America was driven by Agriculture and Safety & Protection. Sales in developing markets of $11.2 billion improved 29 percent from 2010, and the percentage of total company sales in these markets increased to 33 percent from 31 percent in 2010.

(Dollars in millions)	2012	2011	2010
OTHER INCOME, NET	$498	$742	$1,199

2012 versus 2011   The $244 million decrease was largely attributable to a $228 million reduction of Cozaar®/Hyzaar® income, a decrease of $92 million in equity in earnings of affiliates, and an increase of $69 million in net pre-tax exchange losses, partially offset by a $122 million gain related to the sale of the company's interest in an equity method investment.

2011 versus 2010    The $457 million decrease was largely attributable to a $201 million reduction of Cozaar®/Hyzaar® income, an increase of $134 million in net pre-tax exchange losses, the absence of a benefit of $59 million recorded in 2010 related to accrued interest associated with settlements of income tax contingencies related to prior years, the absence of $41 million in insurance recoveries and a $32 million decrease in net gains on sales of assets.

Additional information related to the company's other income, net is included in Note 5 to the Consolidated Financial Statements.

(Dollars in millions)	2012	2011	2010
COST OF GOODS SOLD AND OTHER OPERATING CHARGES	$25,604	$24,874	$20,574
As a percent of net sales	74%	74%	74%

2012 versus 2011    Cost of goods sold and other operating charges (COGS) increased 3 percent to $25.6 billion. COGS as a percentage of net sales was 74 percent, unchanged from 2011. Increased charges of $537 million related to Imprelis® and other litigation matters were offset by higher selling prices. See Note 16 for additional information related to the Imprelis® matter.

2011 versus 2010    COGS of $24.9 billion increased 21 percent. COGS as a percentage of net sales was 74 percent, unchanged from prior year, as selling price increases offset inflation in raw material, energy and freight costs, and higher plant operating costs, including capacity expansions. 2011 COGS also included $175 million of additional costs related to the fair value step-up of inventory acquired from Danisco, $85 million of Danisco transaction related fees and $175 million for charges related to Imprelis® herbicide claims.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2012	2011	2010
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,567	$3,358	$2,912
As a percent of net sales	10%	10%	11%

2012 versus 2011    The 2012 increase of $209 million was due to increased global commissions and selling and marketing investments, primarily in the Agriculture segment, and a full year of selling expense of acquired companies.

2011 versus 2010    The 2011 increase of $446 million was due to the additional selling expense of acquired companies and increased global commissions and selling and marketing investments, primarily in the Agriculture segment.

(Dollars in millions)	2012	2011	2010
RESEARCH AND DEVELOPMENT EXPENSE	$2,067	$1,910	$1,603
As a percent of net sales	6%	6%	6%

2012 versus 2011    The $157 million increase was primarily attributable to a full year of research and development expense from acquired companies and continued growth investments in the Agriculture segment offset by the absence of a $50 million charge for a payment related to a Pioneer licensing agreement in 2011.

2011 versus 2010    The $307 million increase was primarily attributable to research and development expense from acquired companies and continued growth investment in the Agriculture segment. Both periods include a $50 million charge for payments related to a Pioneer licensing agreement prior to the business receiving regulatory approval in the third quarter 2011.

(Dollars in millions)	2012	2011	2010
INTEREST EXPENSE	$464	$447	$590

The $17 million increase in 2012 was due primarily to higher average borrowings and lower capitalized interest partially offset by a lower average borrowing rate. The $143 million decrease in 2011 was due primarily to the absence of a $179 million pre-tax charge on the early extinguishment of debt and lower interest rates, partially offset by higher average debt resulting from financing for the Danisco acquisition.

(Dollars in millions)	2012	2011	2010
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$493	$53	$(40)

The $493 million in charges recorded during 2012 in employee separation / asset related charges, net consisted of $234 million in charges related to the 2012 restructuring program, a $16 million net reduction in the estimated costs associated with 2011 and prior years restructuring programs, and $275 million in asset impairment charges, as discussed below.

The net $53 million charge recorded during 2011 was primarily related to the 2011 restructuring program, as discussed below, and the $40 million credit recorded during 2010 was due to a net reduction in the estimated costs for prior years restructuring programs.

2012 Restructuring Program
In 2012, the company commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan is designed to eliminate corporate costs previously allocated to the Performance Coatings business as well as utilize additional cost-cutting actions to improve competitiveness. As a result, pre-tax charges of $234 million were recorded in employee separation / asset related charges, net. The 2012 restructuring program charges consist of $157 million of employee separation costs, $8 million of other non-personnel charges, and $69 million of asset related charges, which includes $30 million of asset impairments and $39 million of asset shut downs. The company expects this plan and all related payments to be substantially complete by December 31, 2013. The actions related to this plan are expected to achieve pre-tax cost savings of approximately $300 million in 2013 increasing to $450 million per year in subsequent years.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2011 Restructuring Program
In 2011, the company initiated a series of actions to achieve the expected cost synergies associated with the Danisco acquisition. As a result, the company recorded a $53 million charge in employee separation/asset related charges, net, primarily for employee separation costs in the U.S. and Europe.

In the fourth quarter 2012, the company recorded a net reduction of $15 million in the estimated costs associated with the 2011 restructuring program. This net reduction was primarily due to workforce reductions through non-severance programs and lower than estimated individual severance costs. The actions and payments related to the 2011 restructuring program were substantially complete as of December 31, 2012.

Asset Impairments
During 2012, the company recorded asset impairment charges of $275 million to write-down the carrying value of certain asset groups to fair value. These asset impairment charges resulted in a $150 million charge within the Electronics & Communications segment, a $92 million charge within the Performance Materials segment and a $33 million charge within the Performance Chemicals segment.

Additional details related to the restructuring programs and asset impairments discussed above can be found in Note 3 to the Consolidated Financial Statements.

Below is a summary of the net impact related to items recorded in employee separation / asset related charges, net:

(Dollars in millions)	2012 (Charges) and Credits	2011 (Charges) and Credits	2010 (Charges) and Credits
Agriculture	$(11)	$—	$—
Electronics & Communications	(159)	—	8
Industrial Biosciences	(3)	(9)	—
Nutrition & Health	(49)	(14)	—
Performance Chemicals	(36)	—	10
Performance Materials	(104)	(2)	16
Safety & Protection	(58)	—	5
Other	11	(28)	1
Corporate expenses	(84)	—	—
Total (Charges) Credits	$(493)	$(53)	$40

(Dollars in millions)	2012	2011	2010
PROVISION FOR INCOME TAXES ON CONTINUING OPERATIONS	$622	$626	$515
Effective income tax rate	20.0%	16.6%	15.8%

In 2012, the company recorded a tax provision on continuing operations of $622 million, reflecting a marginal decrease from 2011. The increase in the 2012 effective tax rate compared to 2011 was primarily due to geographic mix of earnings, in addition to the absence of certain U.S. business tax provisions in 2012 (extended retroactively to 2012 in first quarter 2013).

In 2011, the company recorded a tax provision on continuing operations of $626 million, reflecting an increase from 2010 largely due to pre-tax earnings growth, which was partially offset by the impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

See Note 6 to the Consolidated Financial Statements for additional details related to the provision for income taxes on continuing operations, as well as items that significantly impact the company's effective income tax rate.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2012	2011	2010
INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	$2,493	$3,155	$2,745

Income from continuing operations after income taxes for 2012 was $2.5 billion compared to $3.2 billion in 2011 and $2.7 billion in 2010. The changes between periods were due to the reasons noted above.

Corporate Outlook
The company expects 2013 sales and earnings to benefit from modest growth in global gross domestic product and industrial production. The company’s market position and financial results will continue to be enhanced by market-driven innovation and productivity. Raw material, energy and freight costs are expected to increase, principally due to higher seed input costs and titanium ore. Currency impact for the full-year 2013 versus 2012 is expected to be flat. The company expects a dynamic market environment, including strong Agriculture demand and significant headwinds related to the cyclical nature of the titanium dioxide industry affecting the Performance Chemicals segment.

Segment Reviews
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding exchange gains (losses), corporate expenses and interest. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for 2012, 2011 and 2010 is included in Note 22 to the Consolidated Financial Statements.

AGRICULTURE

(Dollars in millions)	2012	2011	2010
Segment sales	$10,426	$9,166	$7,845
PTOI	$1,594	$1,527	$1,293
PTOI margin	15%	17%	16%

	2012	2011
Change in segment sales from prior period due to:
Price	6%	6%
Volume	8%	10%
Portfolio / Other	—%	1%
Total change	14%	17%

2012 versus 2011    Pioneer seed sales reflect growth primarily in corn and soybean seeds. Volume increases in all regions reflect increased planted area. Global pricing gains reflect continued penetration of new genetics and trait packages, including the Optimum® AcreMax® Family of integrated and reduced refuge corn hybrids and Optimum® AQUAmaxTM products for improved drought tolerance. Crop Protection sales grew in all regions reflecting volume and price gains from herbicides, insect control products and fungicides, particularly continued strong demand for Rynaxypyr® insect control products.

2012 PTOI increased as strong sales and a $117 million gain on the sale of a business more than offset $575 million of charges related to Imprelis®, higher input costs in seeds, unfavorable currency and higher investments in commercial and R&D activities to support growth. 2012 PTOI margin decreased due to increased charges related to Imprelis®. See Note 16 to the Consolidated Financial Statements for more information related to the Imprelis® matter.

2011 versus 2010    Pioneer seed sales reflect growth primarily in corn and soybean seeds. Volume increases in all regions reflect increased planted area and market position. Pricing gains in all regions reflect the introduction and penetration of new products including Optimum® AcreMax® 1 into the North America corn lineup. Crop Protection sales growth reflects both volume and price gains with increases in insect control, weed control and fungicides product sales, particularly continued strong demand for

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Rynaxypyr® insecticide and continued expansion of picoxystrobin fungicides. Sales grew in all regions, particularly Latin America and Europe.

2011 PTOI and PTOI margin increased on continued new product penetration and leverage on volume growth, partially offset by a $175 million charge related to Imprelis®. Additionally, aligned with the segment's long-term plan, research and development expense increased 15 percent to support continued growth in breeding, biotechnology and crop chemistry. 2011 and 2010 PTOI each included a licensing agreement charge of $50 million.

Outlook    Pioneer anticipates continued strong demand in global corn and soybean markets, as well as pricing gains from new corn hybrids and soybean varieties and increased penetration of the Optimum® AcreMax® Family of integrated and reduced refuge corn hybrids and Optimum® AQUAmaxTM products for improved drought tolerance. Pioneer anticipates PTOI growth in 2013 reflecting higher sales, partially offset by higher seed input costs resulting from commodity price increases and the multi year weather related impact on production yields, as well as continued investment in commercial and R&D activities to support growth.

In the Crop Protection business, sales and earnings growth in 2013 is expected in all regions, and for all product groups, primarily in insect control products and fungicides. Sales and PTOI are expected to benefit from continued growth of Rynaxypyr®, broad registrations in new markets for CyazypyrTM insect control products, as well as the launch of picoxystrobin fungicides in the U.S. and continued expansion of penthiopyrad fungicide.

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2012	2011	2010
Segment sales	$2,701	$3,173	$2,764
PTOI	$135	$355	$445
PTOI margin	5%	11%	16%

	2012	2011
Change in segment sales from prior period due to:
Price	(4)%	23%
Volume	(11)%	(8)%
Portfolio / Other	—%	—%
Total change	(15)%	15%

2012 versus 2011    Sales declined on lower volume in PV materials, partially offset by increased demand for smart phones and tablets. Lower price primarily reflects pass-through of lower metals prices.

2012 PTOI decreased on lower volume and a $150 million asset impairment charge noted above, partially offset by a $122 million gain related to the sale of an equity method investment. PTOI margin decreased primarily reflecting lower volume.

2011 versus 2010    Sales growth reflects higher selling prices, primarily pass-through of metals prices. Lower sales volume primarily reflects destocking in PV and softness in consumer electronics in the second half 2011, which more than offset strong demand in all market segments in the first half 2011.

2011 PTOI decreased primarily due to lower volume in the second half 2011. PTOI margin decreased primarily reflecting higher metal prices, as well as weaker product mix.

Outlook    For 2013, sales are expected to increase slightly on higher volumes. PV installations are expected to be essentially flat versus 2012. Sales volumes are anticipated to improve as inventories across the value chain are at reasonable levels entering into 2013, offset in part by lower materials usage in modules. Sales into consumer electronics, driven by smart phones and tablets, are expected to be soft in the first half of the year with stronger demand in second half. Earnings are expected to increase reflecting the impact of higher volume.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2012	2011	2010
Segment sales	$1,180	$705	$—
PTOI	$168	$(1)	$—
PTOI margin	14%	—%	—%

	2012	2011
Change in segment sales from prior period due to:
Price	(4)%	—%
Volume	8%	—%
Portfolio / Other	63%	—%
Total change	67%	—%

2012 versus 2011    Sales were up primarily due to the Danisco enzyme business acquisition. Volume growth reflects strong sales of Sorona® polymer for carpeting, while lower price relates to unfavorable currency impact.

2012 PTOI and PTOI margin increased reflecting benefits of the acquisition and the absence of a $70 million charge recorded in the prior year for the fair value step-up of inventories acquired.

2011 versus 2010    Sales and PTOI primarily reflects the Danisco acquisition. 2011 PTOI included a $70 million charge for the fair value step-up of inventories that were acquired as part of the acquisition and a $9 million restructuring charge. PTOI also included $12 million of amortization expense associated with the fair value step-up of the acquired intangible assets.

Outlook    Sales are expected to increase in 2013 as a result of continued strong demand for Sorona® polymer for carpeting and the introduction of new products in most enzyme markets. Demand for enzymes for ethanol production will remain soft until producer margins improve. Segment earnings are expected to increase consistent with volume growth, pricing gains and cost synergies derived from integration.

NUTRITION & HEALTH

(Dollars in millions)	2012	2011	2010
Segment sales	$3,422	$2,460	$1,240
PTOI	$299	$44	$62
PTOI margin	9%	2%	5%

	2012	2011
Change in segment sales from prior period due to:
Price	1%	5%
Volume	3%	1%
Portfolio / Other	35%	92%
Total change	39%	98%

2012 versus 2011    Sales were up primarily due to the Danisco specialty food ingredients business acquisition. Higher volume reflects strong demand for enablers, probiotics and cultures, particularly in North America. Higher local prices more than offset unfavorable currency impact.

2012 PTOI and PTOI margin increased reflecting benefits of the acquisition and the absence of a $112 million charge recorded in the prior year for transaction related costs and the fair value step-up of inventories acquired, partially offset by increased restructuring charges in 2012 as described above.

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

Outlook    For 2013, sales are expected to increase driven by strong demand for enablers, probiotics and cultures. Growth is expected in all regions, particularly in Asia Pacific and Latin America, in the areas of nutrition solutions, improved health and food protection. Volume growth, mix enrichment, cost synergies derived from integration and productivity gains, partially offset by raw material increases, are expected to contribute to earnings and PTOI margin improvement.

PERFORMANCE CHEMICALS

(Dollars in millions)	2012	2011	2010
Segment sales	$7,188	$7,794	$6,322
PTOI	$1,586	$1,923	$1,081
PTOI margin	22%	25%	17%

	2012	2011
Change in segment sales from prior period due to:
Price	4%	26%
Volume	(12)%	(3)%
Portfolio / Other	—%	—%
Total change	(8)%	23%

2012 versus 2011    Lower sales volume primarily reflects softness in titanium dioxide in all regions and weak demand in fluoropolymers. Higher local price primarily reflects favorable pricing for titanium dioxide in the first half 2012, which more than offset unfavorable currency impact.

2012 PTOI and PTOI margin decreased as higher local prices were more than offset by lower volume, lower plant utilization and a $33 million asset impairment charge noted above.

2011 versus 2010    Sales increased across all regions and market segments. The increase in sales reflects favorable pricing for titanium dioxide and fluoropolymers, as well as pass-through pricing of higher raw material costs for fluorochemicals and industrial chemicals.

2011 PTOI and PTOI margin improved driven by the higher selling prices and fixed cost productivity.

Outlook    Sales are expected to decrease in 2013 reflecting weaker pricing for titanium dioxide and fluoropolymers, partially offset by strong demand for industrial chemicals. Segment earnings are also expected to decrease as productivity actions are more than offset by lower titanium dioxide prices. PTOI margins are expected to decline about 7 to 9 percentage points.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PERFORMANCE MATERIALS

(Dollars in millions)	2012	2011	2010
Segment sales	$6,447	$6,815	$6,287
PTOI	$1,013	$971	$994
PTOI margin	16%	14%	16%

	2012	2011
Change in segment sales from prior period due to:
Price	(2)%	13%
Volume	—%	(4)%
Portfolio / Other	(3)%	(1)%
Total change	(5)%	8%

2012 versus 2011    Lower sales reflect a 3 percent reduction from a portfolio change and lower prices due to unfavorable currency impact. Stable packaging markets and demand improvement in automotive were offset by continued softness in the industrial and electronics markets.

2012 PTOI and PTOI margin increased as lower feedstock costs more than offset a $92 million asset impairment charge noted above, unfavorable currency impact and the absence of a $49 million benefit from the gain on the sale of a business recorded in the prior year.

2011 versus 2010    Higher selling prices reflect pricing actions which offset higher feedstock costs. Lower sales volume reflect broad-based channel destocking with softening in consumer and industrial markets in the second half 2011, and production-related supply issues in ethylene-based polymers.

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

Outlook    2013 sales are expected to grow due to anticipated increases in global motor vehicle OEM builds, particularly in China. The segment is also expected to benefit from volume growth in the consumer and industrial markets. PTOI is expected to improve due to the impact of higher volume and science-based innovations for products and processes, partially offset by higher feedstock costs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

SAFETY & PROTECTION

(Dollars in millions)	2012	2011	2010
Segment sales	$3,825	$3,934	$3,364
PTOI	$360	$500	$454
PTOI margin	9%	13%	13%

	2012	2011
Change in segment sales from prior period due to:
Price	—%	6%
Volume	(3)%	4%
Portfolio / Other	—%	7%
Total change	(3)%	17%

2012 versus 2011    Lower U.S. public sector demand and softness in certain industrial markets, including stalled infrastructure projects in China, was partially offset by higher demand for Sustainable Solutions offerings. Higher local prices were offset by the impact of unfavorable currency.

2012 PTOI and PTOI margin decreased primarily due to a $58 million restructuring charge noted above, unfavorable currency and lower volume.

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

Outlook    For 2013, sales for Kevlar®, Nomex® and Tyvek® products are expected to benefit from improving industrial demand, including higher infrastructure spending in China. Additionally, Kevlar® and Nomex® sales are expected to improve as the year progresses from more consistent spending in the public sector. Higher demand for Sustainable Solutions offerings are expected, including growth in the areas of process safety management and sustainable operations. Building Innovations sales are expected to increase due to the continued recovery in the U.S. housing market, new product introductions and continued penetration in commercial construction applications. Earnings are expected to improve throughout the year from higher sales, reflecting innovative growth through products such as Kevlar® AP fiber, as well as continued productivity actions.

PHARMACEUTICALS

(Dollars in millions)	2012	2011	2010
Segment sales	$—	$—	$—
PTOI	$62	$289	$489

Decreases in PTOI reflect the expiration of certain patents related to Cozaar®/Hyzaar®.

Outlook   Earnings contributions to the company from the collaboration with Merck are expected to decline in 2013 to about $20 million.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2012	2011
Cash, cash equivalents and marketable securities	$4,407	$4,019
Total debt	11,740	12,553

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term debt obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries and is considered to be indefinitely reinvested and expected to be utilized to fund local operating activities and capital expenditure requirements. The company believes that it has sufficient sources of domestic liquidity to further support its assumption that undistributed earnings at December 31, 2012 can be considered reinvested indefinitely. The company has access to approximately $4.3 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

The company's credit ratings impact its access to the debt capital market and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Stable
Fitch Ratings	A	F1	Stable

(Dollars in millions)	2012	2011	2010
Cash provided by operating activities	$4,849	$5,152	$4,559

Cash provided by operating activities decreased $303 million in 2012 compared to 2011 due mainly to lower earnings and a $500 million contribution to its principal U.S. pension plan, partially offset by less of an increase in operating assets and liabilities.

Cash provided by operating activities increased $593 million in 2011 compared to 2010. The increase was driven by higher earnings, lower contributions to pension plans and the weaker dollar, which was hedged with forward exchange contracts reflected in investing activities. These increases were partially offset by changes in operating assets and liabilities, mainly due to higher inventory.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2012	2011	2010
Cash used for investing activities	$(1,346)	$(6,238)	$(2,439)

Cash used for investing activities decreased $4.9 billion in 2012 compared to 2011. The decrease was due mainly to the absence in 2012 of the company's Danisco acquisition in 2011.

The $3.8 billion increase in 2011 was mainly due to the payment for the Danisco acquisition, higher expenditures for the purchases of property, plant and equipment, and a net increase in payments for forward exchange contract settlements; partially offset by changes in investments in short-term financial instruments.

Purchases of property, plant and equipment totaled $1.8 billion in 2012 and 2011, and $1.5 billion in 2010. The company expects 2013 purchases of property, plant and equipment to be about $1.9 billion, an increase of $0.1 billion over 2012.

(Dollars in millions)	2012	2011	2010
Cash (used for) provided by financing activities	$(2,697)	$403	$(1,829)

The $3.1 billion increase in cash used for financing activities in 2012 was due mainly to a decrease in borrowings in 2012 versus an increase in 2011, less cash received from options exercised and the company's increased investment in Solae, LLC in 2012, partially offset by reduced purchases of common stock in 2012 versus 2011.

The $2.2 billion change in 2011 was primarily due to an increase in borrowings in 2011 to finance the Danisco acquisition as compared to a decrease in borrowings in 2010.

Dividends paid to common and preferred shareholders were $1.6 billion, $1.5 billion, and $1.5 billion in 2012, 2011, and 2010, respectively. Dividends per share of common stock were $1.70, $1.64, and $1.64 in 2012, 2011, and 2010, respectively. The common dividend declared in the first quarter 2013 was the company's 434th consecutive dividend since the company's first dividend in the fourth quarter 1904.

During 2012, the company purchased and retired 7.8 million shares at a total cost of $400 million. These purchases completed the 2001 $2 billion share buyback plan and began purchases under a $2 billion share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. As of December 31, 2012, the company has purchased 5.5 million shares at a total cost of $284 million under the 2011 plan. There is no required completion date for the purchases under the 2011 plan.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan, subject to receiving the proceeds from the Performance Coatings divestiture. On February 1, 2013, the sale of Performance Coatings was completed. The 2012 share buyback plan is expected to be completed in the first half 2013.

During 2011 and 2010, the company purchased and retired 13.8 million and 5.4 million shares at a total cost of $672 million and $250 million, respectively, under the 2001 plan.

(Dollars in millions)	2012	2011	2010
Cash provided by operating activities	$4,849	$5,152	$4,559
Purchases of property, plant and equipment	(1,793)	(1,843)	(1,508)
Free cash flow	$3,056	$3,309	$3,051

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

Long-term Employee Benefits
Accounting for employee benefit plans involves numerous assumptions and estimates. Discount rate and expected return on plan assets are two critical assumptions in measuring the cost and benefit obligation of the company's pension and other long-term employee benefit plans. Management reviews these two key assumptions annually as of December 31st. These and other assumptions are updated periodically to reflect the actual experience and expectations on a plan specific basis as appropriate. As permitted by GAAP, actual results that differ from the assumptions are accumulated on a plan by plan basis and to the extent that such differences exceed 10 percent of the greater of the plan's benefit obligation or the applicable plan assets, the excess is amortized over the average remaining service period of active employees.

About 76 percent of the company's benefit obligation for pensions and essentially all of the company's other long-term employee benefit obligations are attributable to the benefit plans in the U.S. In the U.S. the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plan's actuary as of the measurement date. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

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

(Dollars in billions)	2012	2011	2010
Market-related value of assets	$14.8	$13.9	$13.9
Fair value of plan assets	15.1	13.9	14.8

For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2012:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$107	$(114)
Expected rate of return on plan assets	92	(92)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 34 and in Note 18 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $436 million as of December 31, 2012; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to three times the amount accrued.

Legal Contingencies
The company's results of operations could be affected by significant litigation adverse to the company, including product liability claims, patent infringement and antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. The company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from estimates. In making determinations of likely outcomes of litigation matters, management considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the company's experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter's current status. Considerable judgment is required in determining whether to establish a litigation accrual when an adverse judgment is rendered against the company in a court proceeding. In such situations, the company will not recognize a loss if, based upon a thorough review of all relevant facts and information, management believes that it is probable that the pending judgment will be successfully overturned on appeal. A detailed discussion of significant litigation matters is contained in Note 16 to the Consolidated Financial Statements.

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

At December 31, 2012, the company had a deferred tax asset balance of $7.8 billion, net of valuation allowance of $1.9 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 6 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

Valuation of Assets
The assets and liabilities of acquired businesses are measured at their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired, including identified intangibles, is recorded as goodwill. The determination and allocation of fair value to the assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, including estimates based on historical information, current market data and future expectations. The principal assumptions utilized in the company's valuation methodologies include revenue growth rates, operating margin estimates, royalty rates, and discount rates. Although the estimates were deemed reasonable by management based on information available at the dates of acquisition, those estimates are inherently uncertain.

Assessment of the potential impairment of property, plant and equipment, goodwill, other intangible assets and investments in affiliates is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. During 2012, the company recorded asset impairments charges of $275 million to write-down the carrying value of certain asset groups to fair value. See Note 3 to the Consolidated Financial Statements for additional details related to these charges.

Based on the results of the company's annual goodwill impairment test in 2012, no impairments exist at this time. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 16 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2012	2013	2014 – 2015	2016 – 2017	2018 and beyond
Long-term debt obligations[1]	$11,693	$1,252	$3,124	$1,596	$5,721
Expected cumulative cash requirements for interest payments through maturity	3,247	422	699	585	1,541
Capital leases[1]	27	3	7	4	13
Operating leases	1,414	320	473	331	290
Purchase obligations[2]
Information technology infrastructure & services	184	120	57	7	—
Raw material obligations	671	429	169	35	38
Utility obligations	230	71	71	41	47
INVISTA-related obligations[3]	1,293	165	328	328	472
Human resource services	83	28	55	—	—
Other	206	152	34	19	1
Total purchase obligations	2,667	965	714	430	558
Other liabilities[1,4]
Workers' compensation	87	14	38	16	19
Asset retirement obligations	64	1	21	3	39
Environmental remediation	436	83	176	60	117
Legal settlements	20	7	5	4	4
License agreements[5]	551	153	259	139	—
Other[6]	199	73	33	18	75
Total other long-term liabilities	1,357	331	532	240	254
Total contractual obligations[7,8]	$20,405	$3,293	$5,549	$3,186	$8,377

1.	Included in the Consolidated Financial Statements.

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

8.	At December 31, 2012, approximately $140 million of the company's contractual obligations relate to the Performance Coatings business, which primarily represents operating leases.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability and life insurance protection for employees (other long-term employee benefits). Approximately 76 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. The company made a contribution of $500 million in 2010 to its principal U.S. pension plan and no contributions were made in 2011. In January 2012, the company contributed $500 million to its principal U.S. pension plan and anticipates no contributions will be made in 2013. The company expects to make contributions to its principal U.S. pension plan beyond 2013; however, the amount of any contributions is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.
Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $848 million to its pension plans in 2012 and anticipates that it will make approximately $340 million in contributions in 2013 to pension plans other than the principal U.S. pension plan.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $261 million, $312 million and $321 million for 2012, 2011 and 2010, respectively. This amount is expected to be about $260 million in 2013. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

During the third quarter 2012, the company amended its U.S. parent company retiree medical and dental plans for Medicare-eligible pensioners and survivors. Beginning in 2013, the company is replacing the coverage for Medicare-eligible plan participants in the company sponsored plans with a new company-funded Health Reimbursement Arrangement (HRA). Medicare-eligible plan participants will enroll in individual health plans in the open market and the company will reimburse their health care expenses with an HRA based on the provisions of the amended plans. As a result of this change, the company's other long-term employee benefit expense was reduced by approximately $46 million in 2012. For 2013, the plan amendment is expected to result in a reduction in other long-term employee benefit expense by about $120 million. Additional information related to these changes in the plans noted above is included in Note 18 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2012	2011	2010
Long-term employee benefit plan charges [1]	$1,321	$1,134	$1,030

1.	The long-term employee benefit plan charges relating to discontinued operations was $74, $72 and $71 for 2012, 2011 and 2010, respectively.

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The increase in long-term employee benefit expense in 2012 is primarily related to the decrease in discount rates and lower return on plan assets, partially offset by plan amendments to the company's U.S. parent company retiree medical and dental plans. The increase in long-term employee benefit expense in 2011 is primarily related to the decrease in discount rates. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 30 of this report for additional information on determining annual expense for the principal U.S. pension plan.

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 18 to the Consolidated Financial Statements). For 2013, long-term employee benefits expense from continuing operations is expected to decrease by about $30 million.

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

Pre-tax environmental expenses charged to current operations are summarized below:

(Dollars in millions)	2012	2011	2010
Environmental operating costs	$595	$562	$521
Increase in remediation accrual	110	92	93
	$705	$654	$614

About 75 percent of total pre-tax environmental expenses charged to current operations in 2012 resulted from operations in the U.S. The increases in total pre-tax environmental expenses charged to operations were due primarily to increased environmental research activities and acquired businesses. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2010	$407
Remediation payments	(83)
Increase in remediation accrual	92
Balance at December 31, 2011	$416
Remediation payments	(90)
Increase in remediation accrual	110
Balance at December 31, 2012	$436

Annual expenditures are expected to continue to increase in the near future; however, they are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

As of December 31, 2012, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 415 sites around the U.S., with active remediation under way at approximately 160 of these sites. In addition, the company has resolved its liability at approximately 175 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at five new sites during 2012 compared with six and ten similar notices in 2011 and 2010, respectively.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2012. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Environmental Capital Expenditures
In 2012, the company spent approximately $65 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $85 million in 2013. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the CAA. Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of the company.

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2004, the company reduced its environmental footprint achieving in 2011 year-over-year reductions of eight percent in GHG emissions and nine percent in water consumption. In addition, the company achieved a year-over-year reduction of 2.4 percent in 2011 in energy use from non-renewable resources. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy. About $1.9 billion of the company's 2012 revenue was generated from sales of products that help direct and downstream customers GHG emissions.

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

In 2010, EPA launched a phased-in scheme to regulate GHG emissions first from large stationary sources under CAA permitting requirements administered by state and local authorities. As a result, large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. This type of GHG emissions regulation by EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal program that incorporates policies that provide an economic balance that does not severely distort markets. Differences in regional or national legislation could present challenges in a global marketplace highlighting the need for coordinated global policy action.

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

PFOA
The Performance Chemicals segment uses a form of PFOA (collectively, perfluorooctanoic acid and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins. The Performance Materials segment uses PFOA in the manufacture of certain raw materials for perfluoroelastomer parts (and some fluoroelastomers). In the fall of 2002, DuPont began producing rather than purchasing PFOA to support these manufacturing processes. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

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

DuPont respects EPA's position raising questions about exposure routes and the potential toxicity of PFOA. DuPont and other companies continue research, emission reduction and product stewardship activities to help address EPA's questions. In January 2006, DuPont pledged its commitment to EPA's 2010/15 PFOA Stewardship Program. The EPA program asks participants (1) to commit to achieve, no later than 2010, a 95 percent reduction in both facility emissions and product content levels of PFOA, PFOA precursors and related higher homologue chemicals and (2) to commit to working toward the elimination of PFOA, PFOA precursors and related higher homologue chemicals from emissions and products by no later than 2015. DuPont has exceeded the EPA's 2010 objective. In February 2007, DuPont announced its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. To achieve this goal, DuPont developed PFOA replacement technology and is converting customers to fluoropolymer resins and dispersions manufactured using the replacement technology. DuPont has been introducing its next generation fluorotelomers products and converting customers to their use.

For additional information regarding PFOA matters, see Note 16 to the Consolidated Financial Statements.

Part II
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives and Other Hedging Instruments
In the ordinary course of business, the company enters into contractual arrangements (derivatives) to hedge its exposure to foreign currency, interest rate and commodity price risks under established procedures and controls. For additional information on these derivatives and related exposures, see Note 20 to the Consolidated Financial Statements.

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the years ended December 31, 2012, 2011, and 2010, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts:

(Dollars in millions)	2012	2011	2010
Pre-tax exchange loss	$(215)	$(146)	$(11)
Tax benefit (expense)	73	81	(69)
After-tax exchange loss	$(142)	$(65)	$(80)

In addition to the contracts disclosed in Note 20 to the Consolidated Financial Statements, from time to time, the company will enter into foreign currency exchange contracts to establish with certainty the USD amount of future firm commitments denominated in a foreign currency. Decisions regarding whether or not to hedge a given commitment are made on a case-by-case basis, taking into consideration the amount and duration of the exposure, market volatility and economic trends. Foreign currency exchange contracts are also used, from time to time, to manage near-term foreign currency cash requirements.

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2012 and 2011, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2012 and 2011. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency and commodity contracts sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2012	2011	2012	2011
Interest rate swaps	$55	$66	$(29)	$(40)
Foreign currency contracts	9	154	(659)	(541)
Commodity contracts	(1)	(3)	(3)	(103)

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

The company's sales are not materially dependent on any single customer. As of December 31, 2012, no one individual customer balance represented more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

The company also maintains strong credit controls in evaluating and granting customer credit. As a result, it may require that customers provide some type of financial guarantee in certain circumstances. Length of terms for customer credit varies by industry and region.

Part II
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

As of December 31, 2012, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2012 (see page F-2).

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated herein by reference to the Proxy. Information related to directors is included within the section entitled, "Election of Directors." The company has not made any material changes to the procedures by which security holders may recommend nominees to its Board of Directors since these procedures were communicated in the company's 2012 Proxy Statement for the Annual Meeting of Stockholders held on April 25, 2012. Information related to the Audit Committee is incorporated herein by reference to the Proxy and is included within the sections entitled "Committees of the Board" and "Committee Membership." Information regarding executive officers is contained in the Proxy section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" and as set forth below.

The company has adopted a Code of Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.dupont.com by clicking on "Investors" and then "Corporate Governance". Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant
The following is a list, as of February 6, 2013, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	57	2006
Other Executive Officers:
James C. Borel	57	2004
Executive Vice President
Benito Cachinero-Sánchez	54	2011
Senior Vice President - Human Resources
Thomas M. Connelly, Jr.	60	2000
Executive Vice President and Chief Innovation Officer
Nicholas C. Fanandakis	56	2009
Executive Vice President and Chief Financial Officer
Thomas L. Sager	62	2008
Senior Vice President and General Counsel
Mark P. Vergnano	55	2009
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

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections "Compensation Discussion and Analysis," "2012 Summary Compensation Table," "2012 Grants of Plan-Based Awards," "Outstanding Equity Awards," "2012 Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," "Potential Payments Upon Termination or Change in Control," and "Directors' Compensation." Information related to the Compensation Committee is included within the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

Part III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to Beneficial Owners is incorporated herein by reference to the Proxy and is included in the section entitled "Ownership of Company Stock."

Securities authorized for issuance under equity compensation plans as of December 31, 2012
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	38,089	[1]	$39.70	59,953
Equity compensation plans not approved by security holders	87	[4]	$37.39	—	[5]
Total	38,176		$39.70	59,953

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

3.
Reflects shares available pursuant to the issuance of stock options, restricted stock, restricted stock units or other stock-based awards under the amended Equity and Incentive Plan approved by the shareholders in April 2011 (see Note 19 to the company's Consolidated Financial Statements). The maximum number of shares of stock reserved for the grant or settlement of awards under the Equity and Incentive Plan (Share Limit) shall be 110,000 and shall be subject to adjustment as provided therein; provided that each share in excess of 30,000 issued under the Equity and Incentive Plan pursuant to any award settled in stock, other than a stock option or stock appreciation right, shall be counted against the foregoing Share Limit as four and one-half shares for every one share actually issued in connection with such award. (For example, if 32,000 shares of restricted stock are granted under the Equity and Incentive Plan, 39,000 shall be charged against the Share Limit in connection with that award.)

4.
Includes 16 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange. This column also includes 71 options from the conversion of DuPont Canada options to DuPont options in connection with the company's acquisition of the minority interest in DuPont Canada.

5.
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to the company's policy and procedures for the review, approval or ratification of transactions with related persons is incorporated by reference herein to the Proxy and is included in the section entitled "Review and Approval of Transactions with Related Persons." Information with respect to director independence is incorporated by reference herein to the Proxy and is included in the sections entitled "DuPont Board of Directors—Corporate Governance Guidelines," "Guidelines for Determining the Independence of DuPont Directors," "Committees of the Board," "Committee Membership" and "Election of Directors".

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy and is included in the sections entitled "Ratification of Independent Registered Public Accounting Firm."

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2012	2011	2010
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$292	$326	$322
Additions charged to cost and expenses	33	73	75
Deductions from reserves	(64)	(107)	(71)
Amounts related to the Performance Coatings business	(18)	—	—
Balance at end of period	$243	$292	$326
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,971	$1,666	$1,759
Net (benefits) charges to income tax expense	(77)	73	(19)
Additions charged to other comprehensive income (loss)	10	236	—
Currency translation	10	(4)	(74)
Balance at end of period	$1,914	$1,971	$1,666

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

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation.

3.2	Company’s Bylaws, as last amended effective November 1, 2009 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*
The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.2 to the company's Annual Report on Form 10-K for the year ended December 31, 2011).

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

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.5 to the company's Annual Report on Form 10-K for the year ended December 31, 2011).

10.6*
Company’s Equity and Incentive Plan as amended and restated effective March 2, 2011 and approved by the company’s shareholders on April 27, 2011 (incorporated by reference to pages B1-B15 of the company’s Annual Meeting Proxy Statement dated March 18, 2011).

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009).

10.8*	Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2013.

10.9*
Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q for the period ended March 31, 2012).

10.10*
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

10.12*
Purchase Agreement dated as of August 30 2012, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on September 4, 2012)(the "Purchase Agreement"). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

10.13*	Amendment to Purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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

February 6, 2013
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2013
E. J. Kullman

/s/ L. Andreotti	Director	February 6, 2013
L. Andreotti

/s/ R.H. Brown	Director	February 6, 2013
R. H. Brown

/s/ R.A. Brown	Director	February 6, 2013
R. A. Brown

/s/ B.P. Collomb	Director	February 6, 2013
B. P. Collomb

/s/ C.J. Crawford	Director	February 6, 2013
C. J. Crawford

/s/ A.M. Cutler	Director	February 6, 2013
A. M. Cutler

/s/ E.I. du Pont, II	Director	February 6, 2013
E. I. du Pont, II

/s/ M.A. Hewson	Director	February 6, 2013
M. A. Hewson

/s/ L.D. Juliber	Director	February 6, 2013
L. D. Juliber

/s/ L.M. Thomas	Director	February 6, 2013
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2012, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2012.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2012, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 6, 2013

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 6, 2013

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2012	2011	2010
Net sales	$34,812	$33,681	$27,700
Other income, net	498	742	1,199
Total	35,310	34,423	28,899
Cost of goods sold and other operating charges	25,604	24,874	20,574
Selling, general and administrative expenses	3,567	3,358	2,912
Research and development expense	2,067	1,910	1,603
Interest expense	464	447	590
Employee separation / asset related charges, net	493	53	(40)
Total	32,195	30,642	25,639
Income from continuing operations before income taxes	3,115	3,781	3,260
Provision for income taxes on continuing operations	622	626	515
Income from continuing operations after income taxes	2,493	3,155	2,745
Income from discontinued operations after income taxes	320	355	307
Net income	2,813	3,510	3,052
Less: Net income attributable to noncontrolling interests	25	36	21
Net income attributable to DuPont	$2,788	$3,474	$3,031
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$2.63	$3.35	$2.99
Basic earnings per share of common stock from discontinued operations	0.34	0.38	0.34
Basic earnings per share of common stock	$2.98	$3.73	$3.32
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$2.61	$3.30	$2.94
Diluted earnings per share of common stock from discontinued operations	0.34	0.38	0.33
Diluted earnings per share of common stock	$2.95	$3.68	$3.28
Dividends per share of common stock	$1.70	$1.64	$1.64

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per share)

For the year ended December 31,	2012	2011	2010
Net income	$2,813	$3,510	$3,052
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	77	(457)	(6)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	8	10	(33)
Clearance of hedge results to earnings	(65)	96	90
Net revaluation and clearance of cash flow hedges to earnings	(57)	106	57
Pension benefit plans:
Net loss	(1,433)	(4,069)	(635)
Prior service benefit (cost)	22	(2)	—
Reclassifications to net income:
Amortization of prior service cost	13	16	16
Amortization of loss	887	613	507
Curtailment / settlement loss	7	—	—
Pension benefit plans, net	(504)	(3,442)	(112)
Other benefit plans:
Net loss	(60)	(437)	(94)
Prior service benefit (cost)	857	(11)	189
Reclassifications to net income:
Amortization of prior service benefit	(155)	(121)	(106)
Amortization of loss	94	60	58
Curtailment loss	3	—	—
Other benefit plans, net	739	(509)	47
Net unrealized (loss) gain on securities	(2)	2	2
Other comprehensive income (loss), before tax	253	(4,300)	(12)
Income tax (expense) benefit related to items of other comprehensive income	(121)	1,322	(5)
Other comprehensive income (loss), net of tax	132	(2,978)	(17)
Comprehensive income	2,945	532	3,035
Less: Comprehensive income attributable to noncontrolling interests	53	18	23
Comprehensive income attributable to DuPont	$2,892	$514	$3,012

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2012	2011
Assets
Current assets
Cash and cash equivalents	$4,284	$3,586
Marketable securities	123	433
Accounts and notes receivable, net	5,452	6,022
Inventories	7,422	7,195
Prepaid expenses	204	151
Deferred income taxes	650	671
Assets held for sale	3,056	—
Total current assets	21,191	18,058
Property, plant and equipment	31,826	32,761
Less: Accumulated depreciation	19,085	19,349
Net property, plant and equipment	12,741	13,412
Goodwill	4,616	5,413
Other intangible assets	5,126	5,413
Investment in affiliates	1,163	1,117
Deferred income taxes	3,939	4,067
Other assets	960	1,012
Total	$49,736	$48,492
Liabilities and Equity
Current liabilities
Accounts payable	$4,853	$4,816
Short-term borrowings and capital lease obligations	1,275	817
Income taxes	340	255
Other accrued liabilities	5,997	5,297
Liabilities related to assets held for sale	1,084	—
Total current liabilities	13,549	11,185
Long-term borrowings and capital lease obligations	10,465	11,736
Other liabilities	14,687	15,508
Deferred income taxes	856	1,001
Total liabilities	39,557	39,430
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2012 and 2011:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2012 – 1,020,057,000; 2011 – 1,013,164,000	306	304
Additional paid-in capital	10,632	10,107
Reinvested earnings	14,286	13,422
Accumulated other comprehensive loss	(8,646)	(8,750)
Common stock held in treasury, at cost (Shares: December 31, 2012 and 2011 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	10,088	8,593
Noncontrolling interests	91	469
Total equity	10,179	9,062
Total	$49,736	$48,492

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
2010
Balance January 1, 2010	$237	$297	$8,469	$10,710	$(5,771)	$(6,727)	$436	$7,651
Acquisition of a majority interest in a consolidated subsidiary							9	9
Net income				3,031			21	3,052
Other comprehensive income (loss)					(19)		2	(17)
Common dividends ($1.64 per share)				(1,500)			(3)	(1,503)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		6	805					811
Common stock repurchased						(250)		(250)
Common stock retired		(2)	(47)	(201)		250		—
Balance December 31, 2010	$237	$301	$9,227	$12,030	$(5,790)	$(6,727)	$465	$9,743
2011
Sale of a majority interest in a consolidated subsidiary							(3)	(3)
Net income				3,474			36	3,510
Other comprehensive income (loss)					(2,960)		(18)	(2,978)
Common dividends ($1.64 per share)				(1,531)			(11)	(1,542)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		7	1,007					1,014
Common stock repurchased						(672)		(672)
Common stock retired		(4)	(127)	(541)		672		—
Balance December 31, 2011	$237	$304	$10,107	$13,422	$(8,750)	$(6,727)	$469	$9,062
2012
Acquisitions of a noncontrolling interest in consolidated subsidiaries			(25)				(370)	(395)
Net income				2,788			25	2,813
Other comprehensive income (loss)					104		28	132
Common dividends ($1.70 per share)				(1,593)			(61)	(1,654)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	627					631
Common stock repurchased						(400)		(400)
Common stock retired		(2)	(77)	(321)		400		—
Balance December 31, 2012	$237	$306	$10,632	$14,286	$(8,646)	$(6,727)	$91	$10,179

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2012	2011	2010
Operating activities
Net income	$2,813	$3,510	$3,052
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,376	1,283	1,204
Amortization of intangible assets	337	277	176
Other operating charges and credits – net	1,186	992	809
Contributions to pension plans	(848)	(341)	(782)
(Increase) decrease in operating assets:
Accounts and notes receivable	114	(360)	(481)
Inventories and other operating assets	(857)	(902)	(512)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	1,037	526	1,010
Accrued interest and income taxes	(309)	167	83
Cash provided by operating activities	4,849	5,152	4,559
Investing activities
Purchases of property, plant and equipment	(1,793)	(1,843)	(1,508)
Investments in affiliates	(97)	(67)	(100)
Payments for businesses – net of cash acquired	(18)	(6,459)	(637)
Proceeds from sale of assets – net of cash sold	302	214	195
Net decrease (increase) in short-term financial instruments	315	2,149	(457)
Forward exchange contract settlements	(40)	(227)	176
Other investing activities – net	(15)	(5)	(108)
Cash used for investing activities	(1,346)	(6,238)	(2,439)
Financing activities
Dividends paid to stockholders	(1,594)	(1,533)	(1,501)
Net (decrease) increase in short-term (less than 90 days) borrowings	(200)	185	20
Long-term and other borrowings:
Receipts	323	2,539	2,061
Payments	(916)	(1,163)	(2,859)
Repurchase of common stock	(400)	(672)	(250)
Proceeds from exercise of stock options	550	952	708
Payments for noncontrolling interest	(470)	—	—
Other financing activities – net	10	95	(8)
Cash (used for) provided by financing activities	(2,697)	403	(1,829)
Effect of exchange rate changes on cash	(13)	6	(49)
Cash classified as held for sale	(95)	—	—
Increase (decrease) in cash and cash equivalents	698	(677)	242
Cash and cash equivalents at beginning of year	3,586	4,263	4,021
Cash and cash equivalents at end of year	$4,284	$3,586	$4,263
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$501	$455	$623
Income taxes	1,054	527	416
See Notes to the Consolidated Financial Statements beginning on page F-9.

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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity method. At December 31, 2012, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2012, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements of the company.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation. In the third quarter 2012, the company signed a definitive agreement to sell its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations in the Consolidated Income Statements and from segment results for all periods presented. The sum of the individual earnings per share amounts from continuing and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities of Performance Coatings at December 31, 2012 have been reclassified and segregated as held for sale in the Consolidated Balance Sheet while corresponding amounts at prior year-ends have not been reclassified and presented as such. The cash flows and comprehensive income related to Performance Coatings have not been segregated and are included in the Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to Performance Coatings are consistently included in or excluded from the Notes to the Consolidated Financial Statements based on the financial statement line item and period of each disclosure. See Note 2 to the Consolidated Financial Statements for further information.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest. The estimated fair value of the company's cash equivalents was determined using level 2 inputs within the fair value hierarchy, as described below. Based on current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the company's cash equivalents approximates its stated value of $2,026 and $1,932 as of December 31, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets
Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. Impairment exists when carrying value exceeds fair value. The company's fair value methodology is based on prices of similar assets or other valuation methodologies including discounted cash flow techniques. Impairment losses are included in cost of goods sold and other operating charges.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar or local currency as the functional currency, where applicable. For subsidiaries where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

Cash flows from derivative instruments accounted for as either fair value hedges or cash flow hedges are reported in the same category as the cash flows from the items being hedged. Cash flows from all other derivative instruments are generally reported as investing activities in the Consolidated Statements of Cash Flows. See Note 20 for additional discussion regarding the company's objectives and strategies for derivative instruments.

2.  DISCONTINUED OPERATIONS
On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business for approximately $4,900 in cash and the assumption of certain liabilities. On February 1, 2013, the sale of Performance Coatings was completed, resulting in about $4,000 in after-tax proceeds.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The results of discontinued operations are summarized below:

For the year ended December 31,	2012	2011	2010
Net sales	$4,218	$4,280	$3,805
Income before income taxes	$568	$501	$451
Provision for income taxes[1]	248	146	144
Income from discontinued operations after income taxes	$320	$355	$307

1.
Full year 2012 includes expense of $70 to accrue taxes associated with earnings of certain Performance Coatings subsidiaries that were previously considered permanently reinvested as these entities have been reclassified as held for sale.

The key components of the assets and liabilities classified as held for sale at December 31, 2012 related to Performance Coatings consisted of the following:

December 31, 2012
Cash and cash equivalents	$95
Accounts and notes receivable, net	783
Inventories	468
Prepaid expenses	6
Deferred income taxes - current	32
Property, plant and equipment, net of accumulated depreciation	749
Goodwill	808
Other intangible assets	67
Deferred income taxes - noncurrent	14
Other assets - noncurrent	34
Total assets held for sale	$3,056
Accounts payable	$408
Income taxes	17
Other accrued liabilities	237
Other liabilities - noncurrent	388
Deferred income taxes - noncurrent	34
Total liabilities related to assets held for sale	$1,084

3.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
At December 31, 2012, total liabilities relating to restructuring activities were $180, primarily relating to the 2012 restructuring program.

2012 Restructuring Program
In 2012, the company commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan is designed to eliminate corporate costs previously allocated to the Performance Coatings business as well as utilize additional cost-cutting actions to improve competitiveness. As a result, pre-tax charges of $234 were recorded in employee separation / asset related charges, net. The 2012 charges consist of $157 of employee separation costs, $8 of other non-personnel charges, and $69 of asset related charges, which includes $30 of asset impairments and $39 of asset shut downs.

The 2012 restructuring program charges impacted segment earnings as follows: Agriculture - $11, Electronics & Communications - $9, Industrial Biosciences - $3, Nutrition & Health - $53, Performance Chemicals - $3, Performance Materials - $13, and Safety & Protection - $58, as well as Corporate expenses - $84. The company expects this plan and all related payments to be substantially complete by December 31, 2013.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Account balances and activity for the 2012 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-Personnel Charges[1]	Total
Charges to income in 2012	$69	$157	$8	$234
Charges to accounts:
Payments	—	(4)	(1)	(5)
Net translation adjustment	—	1	—	1
Asset write-offs and adjustments	(69)	—	—	(69)
Balance as of December 31, 2012	$—	$154	$7	$161

1.    Other non-personnel charges consist of contractual obligation costs.

2011 Restructuring Program
In 2011, the company initiated a series of actions to achieve the expected cost synergies associated with the Danisco acquisition. As a result, the company recorded a $53 charge in employee separation/asset related charges, net, primarily for employee separation costs in the U.S. and Europe which reduced segment earnings as follows: Industrial Biosciences - $9, Nutrition & Health - $14, and Other - $30.

In the fourth quarter 2012, the company recorded a net reduction of $15 in the estimated costs associated with the 2011 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and workforce reductions through non-severance programs. The net reduction impacted segment earnings for the year ended December 31, 2012 as follows: Nutrition & Health - $4 and Other - $11. There were $17 of employee separation cash payments related to the 2011 restructuring program during 2012. The actions and payments related to the 2011 restructuring program were substantially complete as of December 31, 2012.

Asset Impairments
During 2012, as a result of strategic decisions related to deteriorating conditions within a specific industrial chemicals market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to this industrial chemical was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment test, a $33 pre-tax impairment charge was recorded during 2012 within the Performance Chemicals segment.

During 2012, as a result of conditions in the thin film photovoltaic market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to its thin film photovoltaic modules and systems was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment test, a $150 pre-tax impairment charge was recorded during 2012 within the Electronics & Communications segment.

During 2012, as a result of deteriorating conditions in an industrial polymer market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to this polymer product was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment test, a $92 pre-tax impairment charge was recorded during 2012 within the Performance Materials segment.

The bases of the fair value for the charges above were calculated utilizing a discounted cash flow approach which included assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. In connection with the matters discussed above, as of December 31, 2012, the company had long-lived assets with a remaining net book value of approximately $150 accounted for at fair value on a nonrecurring basis after initial recognition. These nonrecurring fair value measurements were determined using level 3 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements.

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

4.	Other intangible assets acquired of $1,002 are indefinite-lived (see Note 11).

5.	Debt assumed has been paid off as of December 31, 2011.

6.	The deferred income tax liabilities assumed represent the adjustments for the tax impact of fair value adjustments, primarily relating to definite-lived intangible assets.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

5.  OTHER INCOME, NET

	2012	2011	2010
Cozaar®/Hyzaar® income	$54	$282	$483
Royalty income	177	189	140
Interest income	109	110	92
Equity in earnings of affiliates, excluding exchange gains/losses[1]	99	191	179
Gain on sale of equity method investment	122	—	—
Net gains on sales of assets	130	89	121
Net exchange losses[1]	(215)	(146)	(11)
Miscellaneous income and expenses, net[2]	22	27	195
	$498	$742	$1,199

1.
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $3, $1 and $(2) for 2012, 2011 and 2010, respectively.

2.	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

6.  PROVISION FOR INCOME TAXES

	2012	2011	2010
Current tax expense (benefit) on continuing operations:
U.S. federal	$121	$353	$(142)
U.S. state and local	16	(20)	(9)
International	663	482	401
Total current tax expense on continuing operations	800	815	250
Deferred tax expense (benefit) on continuing operations:
U.S. federal	(103)	(147)	240
U.S. state and local	(46)	(4)	22
International	(29)	(38)	3
Total deferred tax (benefit) expense on continuing operations	(178)	(189)	265
Provision for income taxes on continuing operations	$622	$626	$515

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The significant components of deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012		2011
	Asset	Liability	Asset	Liability
Depreciation	$—	$1,696	$—	$1,781
Accrued employee benefits	5,198	167	5,562	252
Other accrued expenses	1,157	499	1,020	354
Inventories	249	68	199	39
Unrealized exchange gains/losses	—	56	—	35
Tax loss/tax credit carryforwards/backs	2,733	—	2,854	—
Investment in subsidiaries and affiliates	81	92	46	259
Amortization of intangibles	58	1,335	69	1,399
Other	270	287	250	279
Valuation allowance	(1,914)	—	(1,971)	—
	$7,832	$4,200	$8,029	$4,398
Net deferred tax asset	$3,632		$3,631

An analysis of the company's effective income tax rate (EITR) on continuing operations is as follows:

	2012	2011	2010
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	0.1	(0.8)	2.2
Domestic operations[2]	(2.3)	(3.4)	(3.3)
Lower effective tax rates on international operations-net[2]	(10.8)	(11.7)	(16.0)
Tax settlements	(2.0)	(0.2)	(2.1)
Sale of a business	—	(2.3)	—
	20.0%	16.6%	15.8%

1.
Principally reflects the impact of non-taxable exchange gains and losses resulting from remeasurement of foreign currency-denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 20 under the heading Foreign Currency Risk.

2.
On January 2, 2013, U.S. tax law was enacted which extends through 2013 several expired or expiring temporary business tax provisions. In accordance with GAAP, this extension will be taken into account in the quarter in which the legislation was enacted (i.e. first quarter 2013). The company is still quantifying the impact of this law change; however, it is expected that the retroactive 2012 benefit derived from these extenders will be approximately $70.

Consolidated income from continuing operations before income taxes for U.S. and international operations was as follows:

	2012	2011	2010
U.S. (including exports)	$652	$701	$793
International	2,463	3,080	2,467
	$3,115	$3,781	$3,260

The decrease in pre-tax earnings from continuing operations from 2011 to 2012 is primarily driven by pre-tax charges related to Imprelis® and employee separation/asset related charges in 2012, in addition to the results of the company's hedging program. See Note 3 and Note 16 for additional information. In 2012 and 2011, the U.S. recorded exchange losses associated with the hedging program of $157 and $133, respectively. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 20 for additional information regarding the company's hedging program.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2012, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,298. Of this amount, $1,074 has no expiration date, $42 expires after 2012 but before the end of 2017 and $182 expires after 2017.

At December 31, 2012, unremitted earnings of subsidiaries outside the U.S. totaling $13,179 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

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

	2012	2011	2010
Total unrecognized tax benefits as of January 1	$800	$693	$739
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(94)	(82)	(155)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	73	170	169
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	78	79	51
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(29)	(6)	(90)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(10)	(32)	(24)
Exchange gain (loss)	(13)	(22)	3
Total unrecognized tax benefits as of December 31	$805	$800	$693
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$693	$683	$545
Total amount of interest and penalties recognized in the Consolidated Income Statements	$4	$7	$(70)
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$116	$113	$99

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2012	2011	2010
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$2,468	$3,119	$2,724
Preferred dividends	(10)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$2,458	$3,109	$2,714

Income from discontinued operations after income taxes	$320	$355	$307

Net income available to common stockholders	$2,778	$3,464	$3,021

Denominator:
Weighted-average number of common shares outstanding – Basic	933,275,000	928,417,000	908,860,000
Dilutive effect of the company's employee compensation plans	8,922,000	12,612,000	12,795,000
Weighted average number of common shares outstanding – Diluted	942,197,000	941,029,000	921,655,000

The weighted-average number of common shares outstanding in 2012 and 2011 increased as a result of the issuance of new shares from the company's equity compensation plans, partially offset by the company's repurchase and retirement of its common stock (see Note 17).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2012	2011	2010
Average number of stock options	12,158,000	4,361,000	45,508,000

The change in the average number of stock options that were antidilutive in 2012 and 2011 was primarily due to changes in the company's average stock price.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

8.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2012	2011
Accounts receivable – trade[1]	$4,069	$4,598
Notes receivable – trade[1,2]	131	207
Other[3]	1,252	1,217
	$5,452	$6,022

1.
Accounts and notes receivable – trade are net of allowances of $243 in 2012 and $292 in 2011. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2012 and 2011, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

9.  INVENTORIES

December 31,	2012	2011
Finished products	$4,519	$4,541
Semifinished products	2,407	2,293
Raw materials, stores and supplies	1,332	1,262
	8,258	8,096
Adjustment of inventories to a LIFO basis	(836)	(901)
	$7,422	$7,195

Inventory values, before LIFO adjustment, are generally determined by the average cost method, which approximates current cost. Domestic and foreign inventories, excluding seeds, certain food-ingredients, enzymes, stores and supplies, valued under the LIFO method comprised 85 percent and 78 percent of consolidated inventories before LIFO adjustment as of December 31, 2012 and 2011, respectively. Seed, certain food-ingredient and enzyme inventories of $3,926 and $3,432 at December 31, 2012 and 2011, respectively, were valued under the FIFO method. Stores and supplies inventories of $263 and $258 at December 31, 2012 and 2011, respectively, were valued under the average cost method.

Effective January 1, 2013, the company changed its method of valuing inventory held at certain of its foreign and U.S. locations from the LIFO method to the average cost method. The company believes that the average cost method is preferable to the LIFO method as it more clearly aligns with how the company actually manages its inventory and will improve financial reporting by better matching revenues and expenses. In addition, the change from LIFO to average cost will enhance the comparability of our financial results with our peer companies. The impact of this change on income from continuing operations is $21, $(73), and $2 for 2012, 2011 and 2010, respectively. As described in the accounting guidance for accounting changes and error corrections, beginning with the first quarter 2013, the comparative Consolidated Financial Statements of prior periods will be adjusted to apply the new accounting method retrospectively.

10.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2012	2011
Buildings	$5,490	$5,297
Equipment	24,090	25,338
Land	691	669
Construction	1,555	1,457
	$31,826	$32,761

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

11.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, by reportable segment:

	Balance as of December 31, 2012	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2011	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2010
Agriculture	$231	$(1)	$232	$4	$228
Electronics & Communications	149	—	149	32	117
Industrial Biosciences	890	24	866	866	—
Nutrition & Health	2,314	(8)	2,322	1,898	424
Performance Chemicals	185	—	185	—	185
Performance Coatings	—	(809)	809	—	809
Performance Materials	401	(3)	404	(6)	410
Safety & Protection	446	—	446	2	444
Total	$4,616	$(797)	$5,413	$2,796	$2,617

Changes in goodwill in 2012 primarily relate to goodwill associated with the Performance Coatings business that has been reclassified as held for sale (see Note 2). Changes in goodwill in 2011 primarily relate to the goodwill associated with the Danisco acquisition (see Note 4). In 2012 and 2011, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2012			December 31, 2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,847	$(330)	$1,517	$1,841	$(220)	$1,621
Patents	525	(127)	398	518	(77)	441
Purchased and licensed technology	1,929	(1,016)	913	1,854	(878)	976
Trademarks	57	(29)	28	57	(25)	32
Other[1]	206	(98)	108	330	(151)	179
	4,564	(1,600)	2,964	4,600	(1,351)	3,249
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	62	—	62	70	—	70
Microbial cell factories[2]	306	—	306	306	—	306
Pioneer germplasm[3]	975	—	975	975	—	975
Trademarks/tradenames	819	—	819	813	—	813
	2,162	—	2,162	2,164	—	2,164
Total	$6,726	$(1,600)	$5,126	$6,764	$(1,351)	$5,413

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $312, $253 and $155 for 2012, 2011 and 2010, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for 2013, 2014, 2015, 2016 and 2017 is $302, $333, $345, $301 and $173, respectively, which are primarily reported in cost of goods sold and other operating charges.

12.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2012	2011
Commercial paper	$—	$390
Other loans-various currencies	20	15
Long-term debt payable within one year	1,252	410
Capital lease obligations	3	2
	$1,275	$817

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings was $1,300 and $830 at December 31, 2012 and 2011, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Unused bank credit lines were approximately $4,300 and $4,400 at December 31, 2012 and 2011, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $503 and $354 at December 31, 2012 and 2011, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2012 and 2011 was 4.8% and 2.6%, respectively. The increase in the interest rate for 2012 was primarily due to long-term debt maturing within one year.

13.  OTHER ACCRUED LIABILITIES

December 31,	2012	2011
Compensation and other employee-related costs	$1,092	$1,189
Deferred revenue	2,706	2,153
Employee benefits (Note 18)	367	423
Discounts and rebates	318	356
Derivative instruments	131	36
Miscellaneous	1,383	1,140
	$5,997	$5,297

Deferred revenue principally includes advance customer payments within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company's restructuring programs, the estimated value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

14.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2012	2011
U.S. dollar:
Medium-term notes due 2013 – 2041[1,2]	$374	$401
4.75% notes due 2012[2]	—	400
5.00% notes due 2013[2]	250	250
5.00% notes due 2013[2]	749	747
5.875% notes due 2014	170	170
1.75% notes due 2014	400	400
Floating rate notes due 2014[3]	600	600
4.875% notes due 2014	499	499
3.25% notes due 2015[4]	1,054	1,065
4.75% notes due 2015	400	399
1.95% notes due 2016	497	496
2.75% notes due 2016	499	499
5.25% notes due 2016	599	599
6.00% notes due 2018[5]	1,383	1,405
5.75% notes due 2019	499	499
4.625% notes due 2020	997	997
3.625% notes due 2021	999	999
4.25% notes due 2021	499	499
6.50% debentures due 2028	299	299
5.60% notes due 2036	395	395
4.90% notes due 2041	493	493
Other loans (average interest rate of 3.9 percent)[2]	36	8
Other loans-various currencies[2]	2	4
	11,693	12,123
Less short-term portion of long-term debt	1,252	410
	10,441	11,713
Capital lease obligations	24	23
Total	$10,465	$11,736

1.	Average interest rates on medium-term notes at December 31, 2012 and 2011 were 4.0% and 3.7%, respectively.

2.	Includes long-term debt due within one year.

3.	Interest rate on floating rate notes at December 31, 2012 and 2011 was 0.7% and 1.0%, respectively.

4.
At December 31, 2012 and 2011, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR (London Interbank Offered Rate). The fair value of outstanding swaps was an asset of $55 and $66 at December 31, 2012 and 2011, respectively.

5.	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85%.

Maturities of long-term borrowings are $1,669, $1,455, $1,596 and $0 for the years 2014, 2015, 2016 and 2017, respectively, and $5,721 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings was $11,715 and $13,050 at December 31, 2012 and 2011, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

15.  OTHER LIABILITIES

December 31,	2012	2011
Employee benefits:
Accrued other long-term benefit costs (Note 18)	$3,271	$4,063
Accrued pension benefit costs (Note 18)	9,303	9,186
Accrued environmental remediation costs	353	316
Miscellaneous	1,760	1,943
	$14,687	$15,508

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables and certain obligations related to divested businesses.

16.  COMMITMENTS AND CONTINGENT LIABILITIES
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications as of December 31, 2012 and 2011 were $31 and $105, respectively. The decrease in the carrying amount at December 31, 2012 primarily relates to the payment associated with the settlement of the 2008 lawsuit filed by subsidiaries of Koch Industries, Inc. (INVISTA).

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2012, the company had directly guaranteed $535 of such obligations. This amount represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 50 percent of the $350 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2012:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$284	$64	$348
Leases on equipment and facilities (terms up to 4 years)	—	2	2
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	185	—	185
Total	$469	$66	$535

1.
Existing guarantees for customers and suppliers arose as part of contractual agreements. As of December 31, 2012, approximately $14 of these guarantees relate to customers of the Performance Coatings business.

2.	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $320, $260, $213, $178 and $153 for the years 2013, 2014, 2015, 2016 and 2017, respectively, and $290 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $3. Net rental expense under operating leases was $316, $268 and $229 in 2012, 2011 and 2010, respectively.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $64 and $59 at December 31, 2012 and 2011.

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

DuPont and lead and liaison counsel for plaintiffs in the multidistrict litigation sought preliminary approval from the court of a class action settlement; the court scheduled a hearing on February 5, 2013. The settlement would incorporate the company's existing claims process and provide certain additional relief. The proposed settlement class would include affected property owners and lawn care companies who do not "opt out" of the settlement. DuPont would have the ability to cancel the agreement if the number of “opt-outs” is unsatisfactory to DuPont. If the settlement is approved, DuPont would pay about $7 in plaintiffs' attorney fees and expenses and bear the costs of notifying potential class participants. In addition, DuPont would provide a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015.

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

In 2012 and 2011, DuPont had recorded charges of $575 and $175, respectively, to resolve these claims, bringing the total charges to $750 at December 31, 2012. It is reasonably possible that additional charges could result related to this matter. While there is a high degree of uncertainty, total charges could range up to $900. Predicting the impact of Imprelis® on living organisms and how those organisms may react over time are significant factors driving the uncertainty of future charges. Imprelis® was applied throughout the United States and the ability of any particular species of tree to naturally recover over time may be different depending on the property's geography and associated climate. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2012, DuPont has accruals of $15 related to the PFOA matters discussed below.

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

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the “C8 Science Panel”). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease.

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed higher cholesterol (hypocholesterolemia).

A panel of three medical experts will determine an appropriate medical monitoring protocol, if any, as a result of these findings. If a medical monitoring protocol for any of these diseases is defined, DuPont is required to fund a medical monitoring program to pay for such medical testing. Plaintiffs may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. In January 2012, the company put $1 in an escrow account as required by the settlement agreement. Under the settlement agreement, the company's total obligation to pay for medical monitoring cannot exceed $235. In addition, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

At December 31, 2012, twenty-five lawsuits alleging personal injury and one lawsuit alleging wrongful death from exposure to PFOA in drinking water are pending in federal court in Ohio and West Virginia. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Monsanto Patent Dispute
On August 1, 2012, a St. Louis, Missouri jury awarded $1,000 in damages to Monsanto on its claims that the company willfully infringed Monsanto's RE 39,247 patent directed to Roundup® Ready® soybean seed technology. On November 16, 2012, the court unsealed sanctions against the company for “fraud against the court,” which precluded the company from presenting a license defense at trial and ordered the company to pay Monsanto's attorneys' fees associated with the sanctions. The court has yet to decide several post-trial motions, including Monsanto's motion to enhance the damage award. The court has discretion to enhance damages for willful infringement by up to three times the jury verdict. The company intends to appeal this verdict, the sanctions ruling and damage enhancement, if any, when it is appropriate to do so. The company believes that it will prevail on appeal. Accordingly, as of December 31, 2012, no amounts have been accrued related to this matter.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2012, the Consolidated Balance Sheet included a liability of $436, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2012.

17.  STOCKHOLDERS' EQUITY
Share Repurchase Program
During 2012, the company purchased and retired 7.8 million shares at a total cost of $400. These purchases completed the 2001 $2,000 share buyback plan and began purchases under a $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. As of December 31, 2012, the company has purchased 5.5 million shares at a total cost of $284 under the 2011 plan. There is no required completion date for the purchases under the 2011 plan.

In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan, subject to receiving the proceeds from the Performance Coatings divestiture. On February 1, 2013, the sale of Performance Coating was completed. The 2012 share buyback plan is expected to be completed in the first half 2013.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2012, 2011 and 2010:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2010	990,855,000	(87,041,000)
Issued	18,891,000	—
Repurchased	—	(5,395,000)
Retired	(5,395,000)	5,395,000
Balance December 31, 2010	1,004,351,000	(87,041,000)
Issued	22,650,000	—
Repurchased	—	(13,837,000)
Retired	(13,837,000)	13,837,000
Balance December 31, 2011	1,013,164,000	(87,041,000)
Issued	14,671,000	—
Repurchased	—	(7,778,000)
Retired	(7,778,000)	7,778,000
Balance December 31, 2012	1,020,057,000	(87,041,000)

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

Other Comprehensive Income
A summary of the pre-tax, tax, and after-tax effects of the components of other comprehensive income for the year ended December 31, 2012, 2011, and 2010 is provided as follows:

For the year ended December 31,	2012			2011			2010
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$77	$—	$77	$(457)	$—	$(457)	$(6)	$—	$(6)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	8	(6)	2	10	(5)	5	(33)	14	(19)
Clearance of hedge results to earnings	(65)	28	(37)	96	(36)	60	90	(34)	56
Net revaluation and clearance of cash flow hedges to earnings	(57)	22	(35)	106	(41)	65	57	(20)	37
Pension benefit plans:
Net loss	(1,433)	437	(996)	(4,069)	1,402	(2,667)	(635)	224	(411)
Prior service benefit (cost)	22	(8)	14	(2)	—	(2)	—	—	—
Amortization of prior service cost	13	(4)	9	16	(5)	11	16	(5)	11
Amortization of loss	887	(305)	582	613	(210)	403	507	(173)	334
Curtailment / settlement loss	7	(2)	5	—	—	—	—	—	—
Pension benefit plans, net	(504)	118	(386)	(3,442)	1,187	(2,255)	(112)	46	(66)
Other benefit plans:
Net loss	(60)	17	(43)	(437)	151	(286)	(94)	31	(63)
Prior service benefit (cost)	857	(299)	558	(11)	4	(7)	189	(77)	112
Amortization of prior service benefit	(155)	54	(101)	(121)	43	(78)	(106)	37	(69)
Amortization of loss	94	(33)	61	60	(21)	39	58	(21)	37
Curtailment loss	3	(1)	2	—	—	—	—	—	—
Other benefit plans, net	739	(262)	477	(509)	177	(332)	47	(30)	17
Net unrealized gain (loss) on securities:
Unrealized (loss) gain on securities arising during the period	(5)	2	(3)	2	(1)	1	(3)	1	(2)
Reclassification of loss realized in net income	3	(1)	2	—	—	—	5	(2)	3
Net unrealized (loss) gain on securities	(2)	1	(1)	2	(1)	1	2	(1)	1
Other comprehensive income (loss)	$253	$(121)	$132	$(4,300)	$1,322	$(2,978)	$(12)	$(5)	$(17)

Tax (expense) benefit recorded in Stockholders' Equity was $(70), $1,365 and $12 for the years 2012, 2011 and 2010, respectively. Included in these amounts were tax benefits of $51, $43 and $17 for the years 2012, 2011 and 2010, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income (loss) as shown in the table above.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2010
Balance January 1, 2010	$219	$(65)	$(5,967)	$41	$1	$(5,771)
Other comprehensive income (loss) attributable to DuPont	(6)	34	(65)	17	1	(19)
Balance December 31, 2010	$213	$(31)	$(6,032)	$58	$2	$(5,790)
2011
Other comprehensive income (loss) attributable to DuPont	(457)	72	(2,244)	(332)	1	(2,960)
Balance December 31, 2011	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
2012
Other comprehensive income (loss) attributable to DuPont	77	(38)	(410)	476	(1)	104
Balance December 31, 2012	$(167)	$3	$(8,686)	$202	$2	$(8,646)

18.  LONG-TERM EMPLOYEE BENEFITS
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

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors, and disability and life insurance protection to employees. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. Beginning in 2013, the company is providing the Medicare eligible pensioners and survivors with a company-funded Health Reimbursement Arrangement (HRA). The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post retirement medical, dental and life insurance plans.

Employee life insurance and disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured or are fully experience-rated. Obligations and expenses for self-insured and fully experience-rated plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2012		2011		2012		2011
Change in benefit obligation
Benefit obligation at beginning of year	$27,083		$23,924		$4,379		$3,989
Service cost	277		249		37		33
Interest cost	1,165		1,253		174		212
Plan participants' contributions	24		21		110		112
Actuarial loss	2,245		3,062		60		441
Benefits paid	(1,593)		(1,610)		(371)		(424)
Amendments	(22)		2		(857)	[1]	11
Net effects of acquisitions/divestitures	—		182		—		5
Benefit obligation at end of year	$29,179		$27,083		$3,532		$4,379
Change in plan assets
Fair value of plan assets at beginning of year	$17,794		$18,403		$—		$—
Actual gain on plan assets	2,326		471		—		—
Employer contributions	848		341		261		312
Plan participants' contributions	24		21		110		112
Benefits paid	(1,593)		(1,610)		(371)		(424)
Net effects of acquisitions/divestitures	—		168		—		—
Fair value of plan assets at end of year	$19,399		$17,794		$—		$—
Funded status
U.S. plans with plan assets	$(6,625)		$(6,894)		$—		$—
Non-U.S. plans with plan assets	(1,443)		(901)		—		—
All other plans	(1,712)	[2]	(1,494)	[2]	(3,532)		(4,379)
Total	$(9,780)		$(9,289)		$(3,532)		$(4,379)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$5		$4		$—		$—
Other accrued liabilities (Note 13)	(110)		(107)		(257)		(316)
Other liabilities (Note 15)	(9,303)		(9,186)		(3,271)		(4,063)
Liabilities related to assets held for sale	(372)		—		(4)		—
Net amount recognized	$(9,780)		$(9,289)		$(3,532)		$(4,379)

1.
Due to an amendment in 2012 to the company's U.S. parent company retiree medical and dental plans for Medicare eligible pensioners and survivors from the company sponsored group plans to a company-funded Health Reimbursement Arrangement (HRA), the benefit obligation decreased by $838 and prior service cost was credited by $838.

2.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2012	2011	2012	2011
Net loss	$(13,042)	$(12,477)	$(1,233)	$(1,266)
Prior service (cost) benefit	(62)	(99)	1,567	862
	$(13,104)	$(12,576)	$334	$(404)

The accumulated benefit obligation for all pension plans was $27,243 and $25,116 at December 31, 2012 and 2011, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2012	2011
Projected benefit obligation	$29,043	$27,002
Accumulated benefit obligation	27,130	25,049
Fair value of plan assets	19,258	17,710

Information for pension plans with accumulated benefit obligations in excess of plan assets	2012	2011
Projected benefit obligation	$28,925	$25,810
Accumulated benefit obligation	27,064	23,974
Fair value of plan assets	19,179	16,576

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2012	2011	2010
Net periodic benefit cost
Service cost	$277	$249	$207
Interest cost	1,165	1,253	1,262
Expected return on plan assets	(1,517)	(1,475)	(1,435)
Amortization of loss	887	613	507
Amortization of prior service cost	13	16	16
Curtailment / settlement loss	7	—	—
Net periodic benefit cost[1]	$832	$656	$557
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$1,433	$4,069	$635
Amortization of loss	(887)	(613)	(507)
Prior service (benefit) cost	(22)	2	—
Amortization of prior service cost	(13)	(16)	(16)
Curtailment / settlement loss	(7)	—	—
Total loss recognized in other comprehensive income	$504	$3,442	$112
Noncontrolling interest	(1)	(11)	(1)
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	25	—	—
Total loss recognized in other comprehensive income, attributable to DuPont	$528	$3,431	$111
Total recognized in net periodic benefit cost and other comprehensive income	$1,360	$4,087	$668

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2012, 2011 and 2010 of $42, $41 and $38, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $972 and $12, respectively.

	Other Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2012	2011	2010
Net periodic benefit cost
Service cost	$37	$33	$29
Interest cost	174	212	238
Amortization of loss	94	60	58
Amortization of prior service benefit	(155)	(121)	(106)
Curtailment loss	3	—	—
Net periodic benefit cost[1]	$153	$184	$219
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$60	$437	$94
Amortization of loss	(94)	(60)	(58)
Prior service (benefit) cost	(857)	11	(189)
Amortization of prior service benefit	155	121	106
Curtailment loss	(3)	—	—
Total (benefit) loss recognized in other comprehensive income	$(739)	$509	$(47)
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	1	—	—
Total (benefit) loss recognized in other comprehensive income, attributable to DuPont	$(738)	$509	$(47)
Total recognized in net periodic benefit cost and other comprehensive income	$(585)	$693	$172

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2012, 2011 and 2010 of $2, $2 and $1, respectively.

The estimated pre-tax net loss and prior service credit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2013 are $107 and $(187), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2012	2011	2012	2011
Discount rate	3.89%	4.49%	3.85%	4.50%
Rate of compensation increase[1]	4.13%	4.18%	4.40%	4.40%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.32%	5.32%	5.80%	4.49%	5.50%	6.00%
Expected return on plan assets	8.61%	8.73%	8.64%	—%	—%	—%
Rate of compensation increase	4.18%	4.24%	4.24%	4.40%	4.50%	4.50%

In connection with the planned sale of the Performance Coatings business (See Note 2), the company updated the discount rate and expected return on plan assets for the U.S. pension plans during 2012. For determining the U.S. pension plans' net periodic benefit costs, the weighted discount rate, weighted expected return on plan assets and the rate of compensation increase were 4.38 percent, 8.96 percent and 4.40 percent for 2012. With the continuing challenges in the global economy, the company lowered its long-term expected return on plan assets during 2012.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 5.50 percent, 9.00 percent and 4.50 percent for 2011 and 6.00 percent, 9.00 percent and 4.50 percent for 2010, respectively.

In the U.S., the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plan's actuary as of the measurement date. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate applicable to each country at the measurement date.

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

Assumed health care cost trend rates at December 31,	2012	2011
Health care cost trend rate assumed for next year	8%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2016	2015

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$5	$(5)
Increase (decrease) on post-retirement benefit obligation	75	(86)

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

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plan is summarized as follows:

Target allocation for plan assets at December 31,	2012	2011
U.S. equity securities	28%	27%
Non-U.S. equity securities	21	20
Fixed income securities	29	29
Hedge funds	2	2
Private market securities	13	14
Real estate	7	8
Total	100%	100%

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The tables below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2012 and 2011, respectively.

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,613	$2,584	$29	$—
U.S. equity securities[1]	3,647	3,604	25	18
Non-U.S. equity securities	3,928	3,842	86	—
Debt – government-issued	1,714	443	1,271	—
Debt – corporate-issued	2,236	378	1,831	27
Debt – asset-backed	1,059	40	1,017	2
Hedge funds	389	—	2	387
Private market securities	2,926	—	4	2,922
Real estate	1,236	82	—	1,154
Derivatives – asset position	129	6	123	—
Derivatives – liability position	(80)	(1)	(79)	—
	$19,797	$10,978	$4,309	$4,510
Pension trust receivables[2]	312
Pension trust payables[3]	(710)
Total	$19,399

	Fair Value Measurements at December 31, 2011
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,085	$1,962	$123	$—
U.S. equity securities[1]	3,624	3,576	20	28
Non-U.S. equity securities	3,227	3,166	61	—
Debt – government-issued	1,596	391	1,205	—
Debt – corporate-issued	1,844	114	1,700	30
Debt – asset-backed	963	36	923	4
Hedge funds	396	—	4	392
Private market securities	2,959	—	—	2,959
Real estate	1,196	109	—	1,087
Derivatives – asset position	127	4	123	—
Derivatives – liability position	(90)	(2)	(88)	—
	$17,927	$9,356	$4,071	$4,500
Pension trust receivables[2]	463
Pension trust payables[3]	(596)
Total	$17,794

1.	The company's pension plans directly held $449 (2 percent of total plan assets) and $457 (3 percent of total plan assets) of DuPont common stock at December 31, 2012 and 2011, respectively.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2012 and 2011:

	Level 3 Assets
	Total	U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Hedge Funds	Private Market Securities	Real Estate
Beginning balance at December 31, 2010	$3,920	$20	$34	$4	$—	$2,931	$931
Realized gain (loss)	11	—	(10)	—	—	21	—
Change in unrealized gain (loss)	201	(3)	9	—	(9)	124	80
Purchases, sales and settlements	375	10	5	—	401	(117)	76
Transfers (out) in of Level 3	(7)	1	(8)	—	—	—	—
Ending balance at December 31, 2011	$4,500	$28	$30	$4	$392	$2,959	$1,087
Realized gain (loss)	14	(3)	—	—	(6)	23	—
Change in unrealized gain (loss)	253	(8)	(10)	—	17	179	75
Purchases, sales and settlements	(134)	(1)	7	(2)	(16)	(114)	(8)
Transfers (out) in of Level 3	(123)	2	—	—	—	(125)	—
Ending balance at December 31, 2012	$4,510	$18	$27	$2	$387	$2,922	$1,154

Cash Flow
Contributions
The company made a contribution of $500 to its principal U.S. pension plan in 2010 and made another $500 contribution in 2012. No contributions were required or made to the principal U.S. pension plan trust fund in 2011. No contributions are expected to be made to the principal U.S. pension plan in 2013. The company expects to contribute approximately $340 in 2013 to its pension plans other than the principal U.S. pension plan and also expects to make cash payments of approximately $260 in 2013 under its other long-term employee benefit plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2013	$1,629	$260
2014	1,604	254
2015	1,629	252
2016	1,637	250
2017	1,667	246
Years 2018-2022	8,678	1,178

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's contributions to the U.S. parent company's defined contribution plans were $212, $210 and $195 for the years ended December 31, 2012, 2011 and 2010, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions to other defined contribution plans of $124, $84 and $59 for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the company's contributions are amounts related to discontinued operations of $30, $29 and $32 for the years ended December 31, 2012, 2011 and 2010, respectively. The company expects to contribute about $320 to its defined contribution plans in 2013.

19.  COMPENSATION PLANS
The total stock-based compensation cost included in the Consolidated Income Statements was $105, $113 and $108 for 2012, 2011 and 2010, respectively. The income tax benefits related to stock-based compensation arrangements were $35, $37 and $36 for 2012, 2011 and 2010, respectively.

In April 2011, the shareholders approved amendments to the DuPont Equity and Incentive Plan (EIP). The EIP provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2012, approximately 60 million shares were authorized for future grants under the company's EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted between 2009 and 2012 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2012, 2011 and 2010 was $11.81, $12.32 and $6.44, respectively.

	2012	2011	2010
Dividend yield	3.2%	3.2%	4.9%
Volatility	34.87%	33.26%	32.44%
Risk-free interest rate	0.9%	2.3%	2.6%
Expected life (years)	5.3	5.3	5.3

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Stock option awards as of December 31, 2012, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2011	45,046	$38.40
Granted	4,728	$51.77
Exercised	(12,995)	$38.21
Forfeited	(135)	$46.92
Cancelled	(3,285)	$44.57
Outstanding, December 31, 2012	33,359	$39.70	3.03	$258,455
Exercisable, December 31, 2012	24,254	$36.68	2.15	$235,063

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2012, 2011 and 2010 were $147, $216 and $109, respectively. In 2012, the company realized a tax benefit of $49 from options exercised.

As of December 31, 2012, $29 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.87 years.

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

The company also grants PSUs to senior leadership. In 2012, there were 233,422 PSUs granted. Vesting for PSUs granted in 2010, 2011 and 2012 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs granted in 2012, subject to the TSR metric, was $69.77, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2012 and 2011 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2012, 2011 and 2010 was $47.17, $53.19 and $34.60, respectively.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2011	3,581	$38.58
Granted	1,872	$47.17
Vested	(2,240)	$30.42
Forfeited	(93)	$43.07
Nonvested, December 31, 2012	3,120	$49.42

As of December 31, 2012, there was $52 unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.83 years. The total fair value of stock units vested during 2012, 2011 and 2010 was $68, $74 and $64, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $60, $85 and $112 for 2012, 2011 and 2010, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include the company's regional and local variable compensation plans and Pioneer's Annual Reward Program. Such awards were $379, $386 and $422 for 2012, 2011 and 2010, respectively.

20.  DERIVATIVES AND OTHER HEDGING INSTRUMENTS
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

The company's financial risk management procedures also address counterparty credit approval, limits and routine exposure monitoring and reporting. The counterparties to these contractual arrangements are major financial institutions and major commodity exchanges. The company is exposed to credit loss in the event of nonperformance by these counterparties. The company utilizes collateral support annex agreements with certain counterparties to limit its exposure to credit losses. The company's derivative assets and liabilities are reported on a gross basis in the Consolidated Balance Sheets. The company anticipates performance by counterparties to these contracts and therefore no material loss is expected. Market and counterparty credit risks associated with these instruments are regularly reported to management.

The notional amounts of the company's derivative instruments were as follows:

December 31,	2012	2011
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	1,083	2,032
Commodity contracts	753	553
Derivatives not designated as hedging instruments:
Foreign currency contracts	6,733	6,444
Commodity contracts	242	437

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

Fair Value Hedges
Interest Rate Swaps
At December 31, 2012, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

Treasury Rate Contracts
During 2010, the company entered into treasury rate contracts to hedge the company's exposure to treasury rates on a portion of planned bond issuances. The contracts were terminated at the time the bonds were issued prior to year end.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011:

December 31,	2012	2011
Beginning balance	$41	$(31)
Additions and revaluations of derivatives designated as cash flow hedges	(1)	12
Clearance of hedge results to earnings	(37)	60
Ending balance	$3	$41

During the next 12 months, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings is $9.

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

In 2012, the company initiated a program to utilize forward exchange contracts to reduce the net exposure related to foreign currency-denominated monetary assets and liabilities of its discontinued operations.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2012 and 2011.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2012	2011
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$55	$66
Foreign currency contracts	Accounts and notes receivable, net	7	44
		62	110
Derivatives not designated as hedging instruments:
Foreign currency contracts[1]	Accounts and notes receivable, net	88	100
Foreign currency contracts	Other assets	—	43
		88	143
Total asset derivatives		$150	$253
Cash collateral[1]	Other accrued liabilities	$44	$—

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$10	$12
Commodity contracts	Other accrued liabilities	—	1
		10	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	76	21
Commodity contracts	Other accrued liabilities	1	2
		77	23
Total liability derivatives		$87	$36

1.
Cash collateral held as of December 31, 2012 represents $13 related to interest rate swap derivatives designated as hedging instruments and $31 related to foreign currency derivatives not designated as hedging instruments. No cash collateral was held as of December 31, 2011.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2012	2011	2010	2012	2011	2010	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(11)	$26	$40	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(2)	(6)	2	21	(15)	(1)	Net sales
Commodity contracts	7	23	(35)	44	(81)	(89)	COGS[4]
Treasury rate contracts	—	—	(3)	—	—	—
	5	17	(36)	54	(70)	(50)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	(157)	(133)	117	Other income, net[5]
Commodity contracts	—	—	—	(22)	3	(18)	COGS[4]
Interest rate swaps	—	—	—	—	(1)	—	COGS[4]
	—	—	—	(179)	(131)	99
Total derivatives	$5	$17	$(36)	$(125)	$(201)	$49

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the years ended December 31, 2012, 2011 and 2010, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

4.	COGS is defined as costs of goods sold and other operating charges.

5.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(58), $(13) and $(128) for 2012, 2011 and 2010, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.  GEOGRAPHIC INFORMATION

	2012		2011		2010
	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]	Net Sales[1]	Net Property[2]
United States	$13,279	$8,512	$12,234	$8,668	$10,539	$7,835
Canada	$921	$149	$880	$173	$795	$170
EMEA[3]
Belgium	$217	$133	$304	$190	$238	$139
Denmark	95	320	83	323	49	—
Finland	80	170	65	176	43	2
France	765	243	774	252	557	102
Germany	1,310	161	1,736	337	1,506	289
Italy	764	33	824	35	688	36
Luxembourg	77	252	74	250	65	244
Russia	376	7	357	8	234	7
Spain	326	269	390	266	320	259
The Netherlands	312	289	277	237	221	216
United Kingdom	545	96	493	110	415	116
Other	3,165	330	2,740	418	2,120	325
Total EMEA	$8,032	$2,303	$8,117	$2,602	$6,456	$1,735
Asia Pacific
Australia	$261	$20	$247	$19	$191	$9
China/Hong Kong	2,944	423	2,996	628	2,479	494
India	748	111	815	97	651	81
Japan	1,577	101	1,749	106	1,436	102
Korea	662	61	694	64	594	65
Malaysia	110	53	99	52	91	2
Singapore	147	55	186	42	176	31
Taiwan	594	135	654	133	522	129
Thailand	324	26	309	24	239	21
Other	666	62	599	63	432	49
Total Asia Pacific	$8,033	$1,047	$8,348	$1,228	$6,811	$983
Latin America
Argentina	$406	$43	$403	$40	$307	$26
Brazil	2,364	348	2,072	394	1,568	317
Mexico	1,046	307	972	276	731	215
Other	731	32	655	31	493	58
Total Latin America	$4,547	$730	$4,102	$741	$3,099	$616
Total	$34,812	$12,741	$33,681	$13,412	$27,700	$11,339

1.	Net sales are attributed to countries based on the location of the customer.

2.	Includes property, plant and equipment less accumulated depreciation.

3.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

22.  SEGMENT INFORMATION
The company consists of 13 businesses which are aggregated into eight reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Materials, Safety & Protection and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

Major products by segment include: Agriculture (corn hybrids and soybean varieties, herbicides, fungicides and insecticides); Electronics & Communications (photopolymers and electronic materials); Industrial Biosciences (enzymes and bio-based materials); Nutrition & Health (cultures, emulsifiers, gums, natural sweeteners and soy-based food ingredients): Performance Chemicals (fluorochemicals, fluoropolymers, specialty and industrial chemicals, and white pigments); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Safety & Protection (nonwovens, aramids and solid surfaces); and Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as other income). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in Note 1. Exceptions are noted as follows and are shown in the reconciliations below. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding exchange gains (losses), corporate expenses and interest. Segment net assets includes net working capital, net property, plant and equipment and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets. Prior years' data have been reclassified to reflect the current organizational structure.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Pharma- ceuticals	Other	Total
2012
Segment sales	$10,426	$2,701	$1,180	$3,422	$7,188	$6,447	$3,825	$—	$5	$35,194
Less: Transfers	5	17	11	—	247	91	11	—	—	382
Net sales	10,421	2,684	1,169	3,422	6,941	6,356	3,814	—	5	34,812
PTOI	1,594	135	168	299	1,586	1,013	360	62	(385)	4,832
Depreciation and amortization	337	113	79	288	245	182	197	—	1	1,442
Equity in earnings of affiliates	30	19	1	—	28	42	32	—	(53)	99
Segment net assets	4,539	1,534	2,571	6,515	3,663	3,537	2,970	(18)	73	25,384
Affiliate net assets	389	151	53	8	180	567	106	—	14	1,468
Purchases of property, plant and equipment	432	71	80	148	389	186	118	—	7	1,431
2011
Segment sales	$9,166	$3,173	$705	$2,460	$7,794	$6,815	$3,934	$—	$40	$34,087
Less: Transfers	1	19	7	—	257	109	13	—	—	406
Net sales	9,165	3,154	698	2,460	7,537	6,706	3,921	—	40	33,681
PTOI	1,527	355	(1)	44	1,923	971	500	289	(263)	5,345
Depreciation and amortization	295	99	47	207	252	199	172	—	2	1,273
Equity in earnings of affiliates	58	19	(3)	—	43	74	47	—	(47)	191
Segment net assets	4,754	1,867	2,542	6,225	3,536	3,468	3,055	35	69	25,551
Affiliate net assets	330	197	52	1	201	445	111	—	34	1,371
Purchases of property, plant and equipment	420	198	61	115	326	197	208	—	5	1,530
2010
Segment sales	$7,845	$2,764	$—	$1,240	$6,322	$6,287	$3,364	$—	$194	$28,016
Less: Transfers	1	17	—	—	216	69	12	—	1	316
Net sales	7,844	2,747	—	1,240	6,106	6,218	3,352	—	193	27,700
PTOI	1,293	445	—	62	1,081	994	454	489	(205)	4,613
Depreciation and amortization	265	94	—	109	266	205	151	—	4	1,094
Equity in earnings of affiliates	59	26	—	—	24	77	37	—	(45)	178
Segment net assets	4,903	1,639	—	950	3,310	3,512	2,955	40	233	17,542
Affiliate net assets	289	195	—	2	184	485	103	—	90	1,348
Purchases of property, plant and equipment	360	260	—	39	225	190	215	—	11	1,300

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income from continuing operations before income taxes	2012	2011	2010
Total segment PTOI	$4,832	$5,345	$4,613
Net exchange losses, including affiliates	(215)	(146)	(11)
Corporate expenses and net interest	(1,502)	(1,418)	(1,342)
Income from continuing operations before income taxes	$3,115	$3,781	$3,260

Segment net assets to total assets at December 31,	2012	2011	2010
Total segment net assets	$25,384	$25,551	$17,542
Corporate assets[1]	10,625	10,085	11,312
Liabilities included in segment net assets	10,671	9,882	8,524
Assets related to discontinued operations[2]	3,056	2,974	3,032
Total assets	$49,736	$48,492	$40,410

1.	Pension assets are included in corporate assets.

2.	See Note 1 for additional information on the presentation of the Performance Coatings business which met the criteria for discontinued operations during 2012.

Other items[1]	Segment Totals	Adjustments	Consolidated Totals
2012
Depreciation and amortization	$1,442	$271	$1,713
Equity in earnings of affiliates	99	3	102
Affiliate net assets	1,468	(305)	1,163
Purchases of property, plant and equipment	1,431	362	1,793
2011
Depreciation and amortization	$1,273	$287	$1,560
Equity in earnings of affiliates	191	1	192
Affiliate net assets	1,371	(254)	1,117
Purchases of property, plant and equipment	1,530	313	1,843
2010
Depreciation and amortization	$1,094	$286	$1,380
Equity in earnings of affiliates	178	(1)	177
Affiliate net assets	1,348	(307)	1,041
Purchases of property, plant and equipment	1,300	208	1,508

1.	See Note 1 for additional information on the presentation of the Performance Coatings business which met the criteria for discontinued operations during 2012.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2012 included the following pre-tax benefits (charges):

Agriculture[1,2,3]	$(469)
Electronics & Communications[3,4,5]	(37)
Industrial Biosciences[3]	(3)
Nutrition & Health[3]	(49)
Performance Chemicals[3,5]	(36)
Performance Materials[3,5]	(104)
Safety & Protection[3]	(58)
Other[3,6]	(126)
$(882)

1.
Included a $(575) charge recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 16 for additional information.

2.	Included a $117 gain recorded in other income, net associated with the sale of a business.

3.
Included a $(134) restructuring charge recorded in employee separation/asset related charges, net primarily as a result of the company's plan to eliminate corporate costs previously allocated to Performance Coatings and cost-cutting actions to improve competitiveness, partially offset by a reversal of prior year restructuring accruals. Charges by segment were: Agriculture - $(11); Electronics & Communications - $(9); Industrial Biosciences - $(3); Nutrition & Health - $(49); Performance Chemicals - $(3); Performance Materials - $(12); Safety & Protection - $(58); and Other - $11. See Note 3 for additional information.

4.	Included a $122 gain recorded in other income, net associated with the sale of an equity method investment.

5.
Included a $(275) impairment charge recorded in employee separation/asset related charges, net related to asset groupings, which impacted the segments as follows: Electronics & Communications - $(150); Performance Chemicals - $(33); and Performance Materials - $(92). See Note 3 for additional information.

6.	Included a $(137) charge in cost of goods sold and other operating charges primarily related to the company's settlement of litigation with INVISTA.

2011 included the following pre-tax benefits (charges):

Agriculture[1,2]	$(225)
Industrial Biosciences[3,4]	(79)
Nutrition & Health[3,4]	(126)
Performance Materials[4,5]	47
Other[4]	(28)
$(411)

1.
Included a $(50) charge recorded in research and development expense in connection with a milestone payment associated with a Pioneer licensing agreement. Since this milestone was reached before regulatory approval was secured by Pioneer, it was charged to research and development expense.

2.
Included a $(175) charge recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 16 for additional information.

3.
Included a $(182) charge for transaction related costs and the fair value step-up of inventories that were acquired as part of the Danisco transaction, which impacted the segments as follows: Industrial Biosciences - $(70) and Nutrition & Health - $(112).

4.
Included a $(53) restructuring charge primarily related to severance and related benefit costs associated with the Danisco acquisition impacting the segments as follows: Industrial Biosciences - $(9); Nutrition & Health - $(14); Performance Materials - $(2); and Other - $(28). See Note 3 for additional information.

5.	Included a $49 benefit recorded in other income, net associated with the sale of a business.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2010 included the following pre-tax benefits (charges):

Agriculture[1]	$(50)
Electronics & Communications[2]	8
Performance Chemicals[2]	10
Performance Materials[2]	16
Safety & Protection[2]	5
Other[2]	1
$(10)

1.
Included a $(50) charge in research and development expense for an upfront payment related to a Pioneer licensing agreement. Since this payment was made before regulatory approval was secured by Pioneer, it was charged to research and development expense.

2.
Included a $40 reduction in estimated restructuring costs related to restructuring programs impacting the segments as follows: Electronics & Communications – $8; Performance Chemicals – $10; Performance Materials – $16; Safety & Protection – $5; and Other – $1.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

23.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2012
Net sales	$10,180		$9,917		$7,390		$7,325
Cost of goods sold and other expenses[1]	8,285	[3]	8,581	[3,4]	7,394	[3,6,7]	7,471	[3,6,7]
Income (loss) from continuing operations before income taxes	1,795		1,510	[5]	(174)		(16)	[8]
Net income	1,500		1,188		13		112
Basic earnings (loss) per share of common stock from continuing operations[2]	1.49		1.18		(0.05)		0.02
Diluted earnings (loss) per share of common stock from continuing operations[2]	1.47		1.17		(0.05)		0.02
2011
Net sales	$9,041		$9,159		$8,138		$7,343
Cost of goods sold and other expenses[1]	7,382		7,815	[9]	7,736	[10,11,12]	7,262	[12,13]
Income from continuing operations before income taxes	1,580		1,447		451		303	[14]
Net income	1,444		1,229		460		377	[14]
Basic earnings per share of common stock from continuing operations[2]	1.45		1.20		0.39		0.31
Diluted earnings per share of common stock from continuing operations[2]	1.43		1.18		0.39		0.31

1.	Represents total expenses less interest expense.

2.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

3.
First quarter, second quarter, third quarter, and fourth quarter 2012 included charges of $(50), $(265), $(125), and $(135), respectively, recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See description in Note 16 for further details.

4.
Second quarter 2012 included a $(137) charge recorded in costs of goods sold and other operating charges primarily related to the company's settlement of litigation with INVISTA. See description in Note 16 for further details.

5.	Second quarter 2012 included a a pre-tax gain of $122 recorded in other income, net associated with the sale of an equity method investment in the Electronics & Communications segment.

6.
Third quarter 2012 included a $(152) restructuring charge recorded in employee separation / asset related charges, net related to the 2012 restructuring program. Fourth quarter 2012 included a net $(66) charge recorded in employee separation / asset related charges, net related to costs associated with the 2012 restructuring program partially offset by a reversal of prior years restructuring accruals. See description in Note 3 for further details.

7.
Third and fourth quarter 2012 included asset impairment charges of $(242) and $(33), respectively, recorded in employee separation / asset related charges, net related to certain asset groupings. See descriptions in Note 3 for further details.

8.	Fourth quarter 2012 included a pre-tax gain of $117 recorded in other income, net associated with the sale of a business within the Agriculture segment.

9.
Second quarter 2011 included charges related to the businesses acquired from Danisco of $(103), recorded in cost of goods sold and other operating charges, including $(60) of transaction costs and a $(43) charge related to the fair value step-up of inventories that were acquired from Danisco.

10.
Third quarter 2011 included charges related to the businesses acquired from Danisco of $(171). These charges included $(3) of transaction costs and a $(132) charge related to the fair value step-up of inventories that were acquired from Danisco, both recorded in cost of goods sold and other operating charges. These charges also included a $(36) restructuring charge recorded in employee separation / asset related charges, net related to severance and related benefit costs.

11.	Third quarter 2011 included a $(50) charge recorded in research and development expense in connection with a milestone payment associated with a Pioneer licensing agreement.

12.
Third and fourth quarter 2011 included charges of $(75) and $(100), respectively, recorded in costs of goods sold and other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See description in Note 16 for further details.

13.
Fourth quarter 2011 included a $(17) restructuring charge recorded in employee separation / asset related charges, net related to severance and related benefit costs associated with the Danisco acquisition, partially offset by a reversal of prior year restructuring accruals.

14.	Fourth quarter 2011 included a pre-tax gain of $49 recorded in other income, net associated with the sale of a business in the Performance Materials segment and a related tax benefit of $73.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24. SUBSEQUENT EVENTS
Divestiture of Performance Coatings
On February 1, 2013, the company completed its sale of the Performance Coatings business. See Note 2 for additional details.

American Taxpayer Relief Act of 2012
On January 2, 2013, U.S. tax law was enacted which extends, through 2013, several expired or expiring temporary business tax provisions. See Note 6 for additional details.

Inventory Valuation
Effective January 1, 2013, the company changed its method of valuing inventory held at certain of its foreign and U.S. locations from the LIFO method to the average cost method. See Note 9 for additional details.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
1007 Market Street
Wilmington, DE 19898
Telephone: 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

2013 Annual Meeting
The annual meeting of the shareholders will be held at 10:30 a.m., on Wednesday, April 24, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

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

Product Information/Referral
From the United States and Canada:
800 441-7515 (toll-free)
From other locations: 302 774-1000
On the Internet: http://www.dupont.com (click on Contact)

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2012 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2013 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
Requests should be addressed to:
DuPont Inquiry Management Center
CRP-735 (second floor)
974 Centre Road
Wilmington, DE 19805
or call 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

Services for Shareholders
Online Account Access
Registered shareholders may access their accounts and obtain online answers to stock transfer questions by signing up for Internet access by visiting http://www.computershare.com.

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

Online Delivery of Proxy Materials
Stockholders may request their proxy materials electronically in 2013 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).