Form 10-Q
period 2013-03-31
DUPONT E I DE NEMOURS & CO
filed 2013-04-23
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The Registrant had 920,466,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2013.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$10,408	$10,180
Other income, net	92	14
Total	10,500	10,194
Cost of goods sold and other operating charges	7,105	6,816
Selling, general and administrative expenses	983	955
Research and development expense	521	508
Interest expense	117	114
Total	8,726	8,393
Income from continuing operations before income taxes	1,774	1,801
Provision for income taxes on continuing operations	387	392
Income from continuing operations after income taxes	1,387	1,409
Income from discontinued operations after income taxes	1,968	95
Net income	3,355	1,504
Less: Net income attributable to noncontrolling interests	7	12
Net income attributable to DuPont	$3,348	$1,492
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.48	$1.49
Basic earnings per share of common stock from discontinued operations	2.12	0.10
Basic earnings per share of common stock	$3.60	$1.60
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.47	$1.48
Diluted earnings per share of common stock from discontinued operations	2.10	0.10
Diluted earnings per share of common stock	$3.58	$1.58
Dividends per share of common stock	$0.43	$0.41

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2013	2012
Net income	$3,355	$1,504
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(209)	170
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(16)	(2)
Clearance of hedge results to earnings	(10)	(32)
Net revaluation and clearance of cash flow hedges to earnings	(26)	(34)
Pension benefit plans:
Net gain (loss)	56	(23)
Prior service benefit	—	22
Reclassifications to net income:
Amortization of prior service cost	3	4
Amortization of loss	241	219
Curtailment / settlement loss	153	—
Pension benefit plans, net	453	222
Other benefit plans:
Net gain	17	—
Reclassifications to net income:
Amortization of prior service benefit	(48)	(30)
Amortization of loss	27	22
Curtailment / settlement gain	(153)	—
Other benefit plans, net	(157)	(8)
Net unrealized (loss) gain on securities	(2)	1
Other comprehensive income, before tax	59	351
Income tax expense related to items of other comprehensive income	(75)	(64)
Other comprehensive (loss) income, net of tax	(16)	287
Comprehensive income	3,339	1,791
Less: Comprehensive income attributable to noncontrolling interests	7	14
Comprehensive income attributable to DuPont	$3,332	$1,777

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$6,555	$4,284
Marketable securities	26	123
Accounts and notes receivable, net	7,950	5,452
Inventories	6,916	7,565
Prepaid expenses	268	204
Deferred income taxes	699	613
Assets held for sale	—	3,076
Total current assets	22,414	21,317
Property, plant and equipment, net of accumulated depreciation (March 31, 2013 - $19,233; December 31, 2012 - $19,085)	12,590	12,741
Goodwill	4,543	4,616
Other intangible assets	4,970	5,126
Investment in affiliates	1,169	1,163
Deferred income taxes	3,957	3,936
Other assets	921	960
Total	$50,564	$49,859
Liabilities and Equity
Current liabilities
Accounts payable	$3,957	$4,853
Short-term borrowings and capital lease obligations	2,006	1,275
Income taxes	945	343
Other accrued liabilities	4,615	5,997
Liabilities related to assets held for sale	—	1,084
Total current liabilities	11,523	13,552
Long-term borrowings and capital lease obligations	11,279	10,465
Other liabilities	14,526	14,687
Deferred income taxes	921	856
Total liabilities	38,249	39,560
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2013 - 1,007,234,000; December 31, 2012 - 1,020,057,000	302	306
Additional paid-in capital	10,394	10,655
Reinvested earnings	16,709	14,383
Accumulated other comprehensive loss	(8,662)	(8,646)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2013 and December 31, 2012)	(6,727)	(6,727)
Total DuPont stockholders’ equity	12,253	10,208
Noncontrolling interests	62	91
Total equity	12,315	10,299
Total	$50,564	$49,859

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$3,355	$1,504
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	327	349
Amortization of intangible assets	106	106
Other operating charges and credits - net	(23)	311
Gain on sale of business	(2,683)	—
Contributions to pension plans	(110)	(614)
Change in operating assets and liabilities - net	(3,639)	(3,533)
Cash used for operating activities	(2,667)	(1,877)
Investing activities
Purchases of property, plant and equipment	(321)	(301)
Investments in affiliates	(18)	(2)
Proceeds from sale of business - net	4,815	—
Proceeds from sales of assets - net	83	4
Net decrease in short-term financial instruments	99	248
Forward exchange contract settlements	(47)	(87)
Other investing activities - net	(3)	(18)
Cash provided by (used for) investing activities	4,608	(156)
Financing activities
Dividends paid to stockholders	(405)	(386)
Net increase in borrowings	1,558	2,278
Prepayment / Repurchase of common stock	(1,000)	(400)
Proceeds from exercise of stock options	117	389
Other financing activities - net	61	(36)
Cash provided by financing activities	331	1,845
Effect of exchange rate changes on cash	(96)	12
Increase / (decrease) in cash and cash equivalents	$2,176	$(176)
Cash and cash equivalents at beginning of period	4,379	3,586
Cash and cash equivalents at end of period	$6,555	$3,410

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, collectively referred to as the “2012 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities for which DuPont is the primary beneficiary.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation. In the third quarter 2012, the company signed a definitive agreement to sell its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities of Performance Coatings at December 31, 2012 are presented as held for sale in the Condensed Consolidated Balance Sheet. The cash flows and comprehensive income related to Performance Coatings have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to Performance Coatings are consistently included in or excluded from the Notes to the interim Consolidated Financial Statements based on the financial statement line item and period of each disclosure. See Note 2 for additional information.

Change in Accounting Policy
Effective January 1, 2013, the company changed its method of valuing inventory held at a majority of its foreign and certain United States locations from the last-in, first-out (LIFO) method to the average cost method. The company believes that the average cost method is preferable to the LIFO method as it more clearly aligns with how the company actually manages its inventory and will improve financial reporting by better matching revenues and expenses. In addition, the change from LIFO to average cost will enhance the comparability of our financial results with our peer companies. As described in the guidance for accounting changes, the comparative interim Consolidated Financial Statements of prior periods are adjusted to apply the new accounting method retrospectively.

The following line items within the interim Consolidated Income Statements were affected by the change in accounting policy:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012

	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold and other operating charges	$7,105	$7,116	$(11)	$6,816	$6,822	$(6)
Income from continuing operations before income taxes	1,774	1,763	11	1,801	1,795	6
Provision for income taxes on continuing operations	387	384	3	392	392	—
Income from continuing operations after income taxes	1,387	1,379	8	1,409	1,403	6
Income from discontinued operations after income taxes	1,968	1,968	—	95	97	(2)
Net income	$3,355	$3,347	$8	$1,504	$1,500	$4
Basic earnings per share from continuing operations increased by $0.01 for both of the three months ended March 31, 2013 and 2012, as a result of the above accounting policy change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Diluted earnings per share from continuing operations increased by $0.01 for both of the three months ended March 31, 2013 and 2012, as a result of the above accounting policy change.

Inventory and Stockholder's Equity increased by $143 and $120, respectively, as of January 1, 2012, as a result of the above accounting policy change.

There was no impact on net cash used by operating activities as a result of the above changes.

Note 2. Discontinued Operations
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,683 ($1,942 net of tax). The gain was recorded in income from discontinued operations after income taxes in the Company's interim Consolidated Income Statements for the quarter ended March 31, 2013.

The results of discontinued operations are summarized below:

	Three Months Ended
	March 31,
	2013	2012
Net sales	$331	$1,050
Income before income taxes	$2,715	$144
Provision for income taxes	747	49
Income from discontinued operations after income taxes	$1,968	$95

The key components of the assets and liabilities classified as held for sale at December 31, 2012 related to Performance Coatings consisted of the following:

December 31, 2012
Cash and cash equivalents	$95
Accounts and notes receivable, net	783
Inventories	488
Prepaid expenses	6
Deferred income taxes - current	32
Property, plant and equipment, net of accumulated depreciation	749
Goodwill	808
Other intangible assets	67
Deferred income taxes - noncurrent	14
Other assets - noncurrent	34
Total assets held for sale	$3,076
Accounts payable	$408
Income taxes	17
Other accrued liabilities	237
Other liabilities - noncurrent	388
Deferred income taxes - noncurrent	34
Total liabilities related to assets held for sale	$1,084

Note 3. Employee Separation /Asset Related Charges, Net
At March 31, 2013, total liabilities relating to the 2012 restructuring program were $136. A complete discussion of restructuring initiatives is included in the company's 2012 Annual Report in Note 3, "Employee Separation/Asset Related Charges, Net".

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Account balances for the 2012 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2012	$154	$7	$161
Payments	(20)	(3)	(23)
Net translation adjustment	(2)	—	(2)
Balance as of March 31, 2013	$132	$4	$136

[1]	Other non-personnel charges consist of contractual obligation costs.

The company expects this plan and all related payments to be substantially complete by December 31, 2013.

Note 4.  Other Income, Net

	Three Months Ended
	March 31,
	2013	2012
Cozaar®/Hyzaar® income	$2	$25
Royalty income	37	40
Interest income	27	23
Equity in earnings of affiliates, excluding exchange gains/losses	(7)	10
Net gain on sales of other assets	5	5
Net exchange gains (losses) [1]	11	(81)
Miscellaneous income and expenses, net [2]	17	(8)
Other income, net	$92	$14

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the interim Consolidated Income Statements. The $11 net exchange gain for the three months ended March 31, 2013 includes a $36 exchange loss associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

Note 5.  Income Taxes
In the first quarter 2013, the company recorded a tax provision on continuing operations of $387, including $34 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was a net tax benefit of $42 consisting of a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions offset by $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

In the first quarter 2012, the company recorded a tax provision on continuing operations of $392, including $37 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,380	$1,397
Preferred dividends	(3)	(3)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,377	$1,394

Income from discontinued operations after income taxes	$1,968	$95

Net income available to common stockholders	$3,345	$1,489

Denominator:
Weighted-average number of common shares outstanding - Basic	928,348,000	933,910,000
Dilutive effect of the company’s employee compensation plans	7,042,000	10,328,000
Weighted-average number of common shares outstanding - Diluted	935,390,000	944,238,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2013	2012
Average number of stock options	10,384,000	10,724,000

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2013 compared to the same period last year was primarily due to changes in the company’s average stock price.

Note 7. Inventories

	March 31, 2013	December 31, 2012
Finished products	$4,370	$4,449
Semifinished products	1,867	2,407
Raw materials, stores and supplies	1,298	1,313
	7,535	8,169
Adjustment of inventories to a last-in, first-out (LIFO) basis	(619)	(604)
Total	$6,916	$7,565

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the three months ended March 31, 2013.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,810	$(353)	$1,457	$1,847	$(330)	$1,517
Patents	522	(138)	384	525	(127)	398
Purchased and licensed technology	1,930	(1,078)	852	1,929	(1,016)	913
Trademarks	57	(29)	28	57	(29)	28
Other [1]	205	(100)	105	206	(98)	108
	4,524	(1,698)	2,826	4,564	(1,600)	2,964

Intangible assets not subject to amortization(Indefinite-lived):
In-process research and development	61	—	61	62	—	62
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	802	—	802	819	—	819
	2,144	—	2,144	2,162	—	2,162
Total	$6,668	$(1,698)	$4,970	$6,726	$(1,600)	$5,126

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $106 and $99 for the three months ended March 31, 2013 and 2012, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2013 and each of the next five years is approximately $196, $333, $346, $302, $173 and $168, respectively, which are primarily reported in cost of goods sold and other operating charges.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications was $31 as of March 31, 2013 and December 31, 2012.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At March 31, 2013 and December 31, 2012, the company had directly guaranteed $533 and $535, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 51 percent of the $350 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2013:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 5 years)	$265	$84	$349
Leases on equipment and facilities (terms up to 4 years)	—	$1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	182	1	183
Total	$447	$86	$533

[1]
Existing guarantees for customers and suppliers arose as part of contractual agreements. As of March 31, 2013, approximately $13 of these guarantees relate to customers of the Performance Coatings business, which was sold in February 2013. See Note 2 for additional information.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

Imprelis®
The company has received claims and been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. The lawsuits seeking class action status have been consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania.

In February 2013, the court granted preliminary approval of a class action settlement. The settlement incorporates the company's existing claims process and provides certain additional relief. The proposed settlement class includes affected property owners and lawn care companies who do not "opt out" of the settlement. DuPont may cancel the agreement if the number of “opt-outs” is unsatisfactory to DuPont. As part of the settlement, DuPont will pay about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. The settlement notification process began on March 25, 2013.   The notice period is scheduled to end on June 28, 2013 which will also be the last day to “opt out” of the settlement or file a new claim. The court has scheduled the final approval hearing on September 27, 2013. In addition, about 95 individual actions on behalf of approximately 195 plaintiffs have been filed in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions are stayed through September 2013.

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

At March 31, 2013, DuPont had recorded charges of $785 to resolve these claims, which included charges of $35 recorded during the first quarter 2013. It is reasonably possible that additional charges could result related to this matter. While there is a high degree of uncertainty, total charges could range up to $900. Predicting the impact of Imprelis® on living organisms and how those organisms may react over time are significant factors driving the uncertainty of future charges. Imprelis® was applied throughout the United States and the ability of any particular species of tree to naturally recover over time may be different depending on the property's geography and associated climate. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The process of seeking insurance recovery is ongoing and the timing and outcome are uncertain.

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

PFOA
DuPont uses PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At March 31, 2013, DuPont has accruals of $15 related to the PFOA matters discussed below.

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

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

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

At March 31, 2013, 42 lawsuits alleging personal injury and two lawsuits alleging wrongful death from exposure to PFOA in drinking water are pending in federal court in Ohio and West Virginia. This is an increase in pending cases of 17 and one, respectively, over year-end 2012. These cases have been consolidated for discovery purposes in multi-district litigation in Ohio federal court. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to PFOA matters in addition to those matters discussed above for which it has established accruals, a range of such losses, if any, cannot be reasonably estimated at this time.

Monsanto Patent Dispute
On August 1, 2012, a St. Louis, Missouri jury awarded $1,000 in damages to Monsanto on its claims that the company willfully infringed Monsanto's RE 39,247 patent directed to Roundup® Ready® 1 glyphosate herbicide tolerance soybean seed technology.

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

In March 2013, Pioneer and Monsanto entered into technology license agreements. As part of those agreements, the company received, among other things, a non-exclusive royalty bearing license in the United States and Canada for Monsanto's Genuity® Roundup Ready 2 Yield® glyphosate tolerance trait and its dicamba tolerance trait for soybeans, post-patent regulatory access and maintenance support for Roundup Ready® 1 glyphosate tolerance trait for soybeans, Genuity® Roundup Ready 2 glyphosate tolerance trait for corn and YieldGard® corn borer insect resistance trait. The agreements require the company to make a series of up-front and variable payments subject to Monsanto delivering enabling soybean genetic material. Total annual fixed royalty payments of $802 contemplated under the arrangement for trait technology, associated data and soybean lines to support commercial introduction are expected to come due in years 2014 - 2017. Additionally, beginning in 2018, DuPont will pay royalties on a per unit basis related to the Genuity® Roundup Ready 2 Yield® and dicamba tolerance traits for the life of the license, subject to annual minimum payments through 2023 totaling $950.

In a separate agreement, the company agreed to dismiss with prejudice its antitrust claims against Monsanto in exchange for a dismissal with prejudice of Monsanto's patent infringement claims and the related damages verdict. Accordingly, as of March 31, 2013 this matter has been resolved, but for the court-ordered sanctions against the company for “fraud against the court.” The court unsealed the order in November 2012. The parties have agreed to present the sanctions and related rulings for immediate appeal.

Titanium Dioxide Antitrust Litigation
In February 2010, two suits were filed in Maryland federal district court alleging conspiracy to fix prices of titanium dioxide sold in the U.S. between March 2002 and the present. The cases were subsequently consolidated and are pending against DuPont, Huntsman International LLC, Kronos Worldwide Inc. and Millenium Inorganics Chemicals Inc. In August 2012, the court certified a class consisting of U.S. customers that have directly purchased titanium dioxide since February 1, 2003. The class seeks injunctive relief and to recover alleged overcharges and treble damages plus attorneys' fees and costs. Jury trial is scheduled to begin September 9, 2013.

The company believes this case is without merit and expects to prevail. Given the inherent uncertainties in litigation, it is reasonably possible that the company could incur losses related to this matter. A range of loss, if any, cannot be reasonably estimated at this time.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2013, the Condensed Consolidated Balance Sheet included a liability of $443, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of March 31, 2013.

Note 10.  Stockholders’ Equity
Share Repurchase Program
In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan, subject to receiving the proceeds from the Performance Coatings divestiture. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. Under the terms of the ASR agreement, in February 2013, the company paid $1,000 to the financial institution and received and retired an initial delivery of 16.9 million shares, which represents 80 percent of the $1,000 notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted average price of the company's common stock over the term of the ASR agreement. This share buyback plan will be completed in the second quarter 2013.

During the first quarter 2012, the company entered into an agreement with a financial institution in which the company paid $400 for the purchase of shares of common stock which were received in the second quarter 2012. During 2012, the company purchased and retired 7.8 million shares in connection with this agreement. These purchases completed the 2001 $2,000 share buyback plan and began purchases under the 2011 $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of March 31, 2013. There is no required completion date for the purchases under the 2011 plan.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three months ended March 31, 2013 and 2012 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	March 31, 2013			March 31, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(209)	$—	$(209)	$170	$—	$170
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(16)	7	(9)	(2)	—	(2)	See (3) below
Clearance of hedge results to earnings:
Foreign currency contracts	4	(1)	3	(3)	1	(2)	Net Sales
Commodity contracts	(14)	5	(9)	(29)	12	(17)	See (2) below
Net revaluation and clearance of cash flow hedges to earnings	(26)	11	(15)	(34)	13	(21)
Pension benefit plans:
Net gain (loss)	56	(14)	42	(23)	3	(20)	See (3) below
Prior service benefit	—	—	—	22	(7)	15	See (3) below
Reclassifications to net income:
Amortization of prior service cost	3	(1)	2	4	(1)	3	See (4) below
Amortization of loss	241	(82)	159	219	(75)	144	See (4) below
Curtailment loss	1	—	1	—	—	—	See (4) below
Settlement loss	152	(45)	107	—	—	—	See (4) below
Pension benefit plans, net	453	(142)	311	222	(80)	142
Other benefit plans:
Net gain	17	(6)	11	—	—	—	See (3) below
Reclassifications to net income:
Amortization of prior service benefit	(48)	17	(31)	(30)	11	(19)	See (4) below
Amortization of loss	27	(9)	18	22	(8)	14	See (4) below
Curtailment gain	(154)	54	(100)	—	—	—	See (4) below
Settlement loss	1	—	1	—	—	—	See (4) below
Other benefit plans, net	(157)	56	(101)	(8)	3	(5)
Net unrealized (loss) gain on securities	(2)	—	(2)	1	—	1
Other comprehensive income (loss)	$59	$(75)	$(16)	$351	$(64)	$287

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts are included in costs of goods sold and other operating charges.

[3]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[4]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive income before reclassifications	(209)	(9)	42	11	—	(165)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6)	269	(112)	(2)	149
Balance March 31, 2013	$(376)	$(12)	$(8,375)	$101	$—	$(8,662)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2012
Balance January 1, 2012	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
Other comprehensive income before reclassifications	170	(4)	(5)	—	1	162
Amounts reclassified from accumulated other comprehensive income (loss)	—	(19)	147	(5)	—	123
Balance March 31, 2012	$(74)	$18	$(8,134)	$(279)	$4	$(8,465)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $14,460 and $13,015 as of March 31, 2013 and December 31, 2012, respectively. The increase was primarily due to the issuance in the first quarter 2013 of $1,250 of 2.80% Notes due February 15, 2023 and $750 of 4.15% Notes due February 15, 2043, partially offset by debt maturities in the first quarter 2013.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $2,147 and $0 of money market funds (level 1 measurements) as of March 31, 2013 and December 31, 2012, respectively.  The company held $2,819 and $2,026 of other cash equivalents (level 2 measurements) as of March 31, 2013 and December 31, 2012, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	693	1,083
Commodity contracts	597	753
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,839	6,733
Commodity contracts	251	242

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

Fair Value Hedges
Interest Rate Swaps
At March 31, 2013, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Beginning balance	$3	$41
Additions and revaluations of derivatives designated as cash flow hedges	(9)	(4)
Clearance of hedge results to earnings	(6)	(19)
Ending balance	$(12)	$18

At March 31, 2013, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $14.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2013	December 31, 2012
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$48	$55
Foreign currency contracts	Accounts and notes receivable, net	11	7
		59	62
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	204	88

Total asset derivatives[3]		$263	$150
Cash collateral[1,2]	Other accrued liabilities	$42	$44

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$2	$10
Commodity contracts	Other accrued liabilities	1	—
		3	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	47	76
Commodity contracts	Other accrued liabilities	1	1
		48	77
Total liability derivatives[3]		$51	$87

[1]	Cash collateral held as of March 31, 2013 and December 31, 2012 represents $11 and $13, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of March 31, 2013 and December 31, 2012 represents $31, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $30 at March 31, 2013 and $40 at December 31, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2013	2012	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(7)	$(3)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	14	(10)	(4)	3	Net sales
Commodity contracts	(30)	6	14	29	See (4) below
	(16)	(4)	3	29
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	106	(128)	Other income, net[5]
Commodity contracts	—	—	6	(11)	See (4) below
	—	—	112	(139)
Total derivatives	$(16)	$(4)	$115	$(110)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2013 and 2012, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]	Amount of gain is recognized within the line item costs of goods sold and other operating charges on the interim Consolidated Income Statements.

[5]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(95) and $47 for the three months ended March 31, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment charges of $153. See Note 2 for additional information.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2013	2012
Service cost	$71	$68
Interest cost	273	297
Expected return on plan assets	(382)	(381)
Amortization of loss	241	219
Amortization of prior service cost	3	4
Curtailment loss	1	—
Settlement loss	152	—
Net periodic benefit cost	$359	$207

Other Long-Term Employee Benefit Plans
In conjunction with the sale of Performance Coating business as noted above, the company recorded a $154 curtailment gain and a $1 settlement charge. See Note 2 for additional information.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2013	2012
Service cost	$8	$9
Interest cost	33	48
Amortization of loss	27	22
Amortization of prior service benefit	(48)	(30)
Curtailment gain	(154)	—
Settlement loss	1	—
Net periodic benefit cost	$(133)	$49

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 13.  Segment Information
Effective January 1, 2013, to better indicate operating performance, the company eliminated the allocation of non-operating pension and other postretirement employee benefit costs from segment pre-tax operating income (loss) (PTOI). Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Certain reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended March 31,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Pharm-aceuticals	Other	Total
2013
Segment sales	$4,669		$616	$289	$868	$1,585	$1,559	$907	$—	$1	$10,494
Less: Transfers	5		4	3	—	54	19	1	—	—	86
Net sales	4,664		612	286	868	1,531	1,540	906	—	1	10,408
PTOI	1,481	[2]	49	41	76	251	292	138	4	(91)	2,241

2012
Segment sales	$4,080		$677	$288	$808	$1,900	$1,600	$941	$—	$1	$10,295
Less: Transfers	2		4	3	—	77	26	3	—	—	115
Net sales	4,078		673	285	808	1,823	1,574	938	—	1	10,180
PTOI	1,288	[2]	59	39	79	571	277	159	27	(76)	2,423

[1]
As of March 31, 2013, Agriculture net assets were $8,141, an increase of $3,385 from $4,756 at December 31, 2012. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(35) and $(50) during the three months ended March 31, 2013 and 2012, respectively, recorded in cost of goods sold and other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

Reconciliation to Consolidated Income Statements

	Three Months Ended March 31,
	2013	2012
Total segment PTOI	$2,241	$2,423
Non-operating pension and other postretirement employee benefit costs	(147)	(176)
Net exchange gains (losses), including affiliates	11	(81)
Corporate expenses and net interest	(331)	(365)
Income from continuing operations before income taxes	$1,774	$1,801

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For additional information on these and other risks and factors that could affect our forward-looking statements, see the company's Risk Factors set forth under Part I, Item 1A of the company's 2012 Annual Report.

Recent Developments
Disposition of a Business
On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business.

In February 2013, the sale was completed resulting in a pre-tax gain of approximately $2.7 billion ($1.9 billion net of tax). The gain was recorded in income from discontinued operations after income taxes in the interim Consolidated Income Statement for the quarter ended March 31, 2013. See Note 2 to the interim Consolidated Financial Statements for additional information.

In accordance with generally accepted accounting principles in the U.S. (GAAP), the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 1 to the interim Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the first quarter 2013:

•	Sales of $10.4 billion were up 2 percent, principally reflecting volume growth in the Agriculture segment. A one percent increase in local prices was offset by currency impact.

•	Agriculture segment earnings increased 15 percent driven by strong volume growth, particularly in North America and Latin America, and higher pricing from new seed and crop protection products.

•	Total segment pre-tax operating income of $2.2 billion declined 8 percent as Performance Chemicals income decreased $320 million versus first quarter 2012.

•	Income from continuing operations after income taxes for first quarter 2013 was $1,387 million, down 2 percent versus $1,409 million the same period last year.

•
Proceeds from the sale of the Performance Coatings segment funded a $1 billion share buyback and strengthened the balance sheet. In addition the company issued $1,250 million of 2.80% Notes due February 15, 2023 and $750 million of 4.15% Notes due February 15, 2043.

•	Cost productivity gains and restructuring savings are on track to meet or exceed full-year targets.

Net Sales
Net sales for the first quarter 2013 increased 2 percent to $10.4 billion from $10.2 billion in the prior year. The increase reflects 2 percent higher volume, 1 percent higher local prices and a 1 percent reduction from currency impact. The volume increase principally reflects increased Agriculture segment sales in U.S. & Canada and in Latin America. Sales in developing markets of $3.0 billion increased 5 percent reflecting higher volume, partly offset by adverse currency impact. The percentage of total company sales in these markets increased to 29 percent from 28 percent in the prior year. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2013		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2012	Local Price	Currency Effect	Volume
Worldwide	$10.4	2	1	(1)	2
U.S. & Canada	4.8	8	4	—	4
Europe, Middle East & Africa (EMEA)	2.7	(1)	1	(1)	(1)
Asia Pacific	1.8	(8)	(6)	(2)	—
Latin America	1.1	4	4	(4)	4

Other Income, Net
Other income, net, totaled $92 million for the first quarter 2013, an increase of $78 million compared to $14 million in the prior year. The increase was due primarily to an increase in pre-tax net exchange gains of $92 million, partially offset by a decrease in Cozaar®/Hyzaar® income of $23 million.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold and Other Operating Charges
Cost of goods sold and other operating charges totaled $7.1 billion in the first quarter 2013 versus $6.8 billion in the prior year, a 4 percent increase. Cost of goods sold and other operating charges as a percent of net sales increased one percentage point to 68 percent, as production cost increases exceeded selling price increases. Cost of goods sold increased primarily due to higher raw material costs. Other operating charges were essentially flat versus the prior year.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $983 million for the first quarter 2013 versus $955 million in the prior year. The increase was due to increased global commissions and selling and marketing investments in the Agriculture segment. SG&A was approximately 9 percent of net sales for the first quarter 2013 and 2012.

Research and Development Expense (R&D)
R&D totaled $521 million and $508 million for the first quarter 2013 and 2012, respectively. The increase was primarily due to to continued growth investments in the Agriculture segment, primarily related to spending for development of new products. R&D was approximately 5 percent of net sales for the first quarter 2013 and 2012.

Interest Expense
Interest expense totaled $117 million in the first quarter 2013, compared to $114 million in 2012. The increase was primarily due to a higher average borrowing rate, partially offset by lower average borrowings.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the first quarter 2013 was 21.8 percent on pre-tax income from continuing operations consistent with first quarter 2012. The absence of benefits associated with certain U.S. business tax provisions in 2012 was offset by the tax impact associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations and geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Income from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for first quarter 2013 was $1,387 million, down 2 percent, versus $1,409 million in the same period last year. The decrease is due to the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three month period ended March 31, 2013 compared with the same period in 2012. Effective January 1, 2013, to better indicate operating performance, the company eliminated the allocation of non-operating pension and other postretirement employee benefit costs from segment pre-tax operating income (loss) (PTOI). Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Certain reclassifications of prior year data have been made to conform to current year classifications. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three month periods ended March 31, 2013 and 2012 is included in Note 13 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2013 segment sales and related variances versus prior year:

	Three Months Ended
	March 31, 2013		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2012	Price	Volume	Portfolio and Other
Agriculture	$4.7	14	6	8	—
Electronics & Communications	0.6	(9)	(3)	(6)	—
Industrial Biosciences	0.3	—	1	(1)	—
Nutrition & Health	0.9	7	5	4	(2)
Performance Chemicals	1.6	(17)	(11)	(6)	—
Performance Materials	1.6	(3)	(3)	1	(1)
Safety & Protection	0.9	(4)	(2)	(2)	—

Agriculture - PTOI of $1.5 billion improved 15 percent on higher volume and price, partially offset by higher seed input costs and unfavorable currency impact. Earnings improvement was driven by a 14 percent increase in sales reflecting strong corn seed sales in North America and Brazil, including a timing benefit to first quarter 2013 results primarily due to accelerated pace of North American corn deliveries compared to last year, and strong Crop Protection volumes in North America and Latin America. First quarter 2013 and first quarter 2012 PTOI included charges of $35 million and $50 million, respectively, related to Imprelis® claims. See Note 9 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

In March 2013, Pioneer and Monsanto entered into technology license agreements. See Contractual Obligations discussion on page 30 of this report and Note 9 to the interim Consolidated Financial Statements for further information.

Electronics & Communications - PTOI of $49 million declined $10 million driven largely by lower sales in photovoltaic markets, as share gains were more than offset by lower usage of materials per photovoltaic module.

Industrial Biosciences - PTOI of $41 million was up 5 percent on higher demand and lower input costs for Sorona® polymer for carpeting and growth in food enzymes, partially offset by lower enzyme demand for ethanol production.

Nutrition & Health - PTOI of $76 million decreased $3 million. Pricing gains, strong demand for probiotics and specialty protein solution and realization of integration synergies were more than offset by higher raw material costs, primarily in enablers.

Performance Chemicals - PTOI of $251 million was $320 million lower, due primarily to substantial price declines in the titanium dioxide market and weak demand for fluoropolymers, particularly in North America and Asia Pacific. Titanium dioxide volume was essentially flat year-over-year, but increased 8 percent from fourth quarter 2012.

While demand patterns remain dynamic and evolving, the company believes titanium dioxide demand will stabilize as the year progresses with improving industry fundamentals.

Performance Materials - PTOI of $292 million increased 5 percent due primarily to lower feedstock costs and higher sales volume in packaging markets, partially offset by weak demand in the European and Japanese automotive markets and continued softness in the industrial and electronics market.

Safety & Protection - PTOI of $138 million decreased $21 million reflecting a weaker sales mix, as well as lower plant utilization. Lower sales primarily reflect significantly reduced demand for military protection products and continued softness in certain industrial markets.

Pharmaceuticals - First quarter PTOI was $4 million compared to $27 million in the same period last year. The decrease reflects the expiration of the patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	March 31, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$6,581	$4,407
Total debt	13,285	11,740

Total debt at March 31, 2013 was $13.3 billion, an increase of $1.6 billion from $11.7 billion at December 31, 2012.  The increase was primarily due to the issuance in the first quarter 2013 of $1,250 million of 2.80% Notes due February 15, 2023 and $750 million of 4.15% Notes due February 15, 2043, partially offset by debt maturities in the first quarter 2013. See Note 11 to the interim Consolidated Financial Statements for additional information.

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term debt obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries. The company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at March 31, 2013 can be considered reinvested indefinitely. The company has access to approximately $4.2 billion in unused credit lines with several major financial institutions, as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $2.7 billion for the three months ended March 31, 2013 compared to cash used for operating activities of $1.9 billion during the same period last year. The $0.8 billion change was primarily due to lower cash earnings partially offset by lower contributions to the pension plans.

Cash provided by investing activities was $4.6 billion for the three months ended March 31, 2013 compared to cash used for investing activities of $0.2 billion for the same period last year. The $4.8 billion change was primarily due to the proceeds received from the sale of the Performance Coatings business. See Note 2 to the interim Consolidated Financial Statements for additional information.

Purchases of property, plant and equipment for the three months ended March 31, 2013 totaled $0.3 billion, about the same as the same period last year.

Cash provided by financing activities was $0.3 billion for the three months ended March 31, 2013 compared to cash provided by financing activities of $1.8 billion for the same period last year. The $1.5 billion difference was due primarily to less of a net increase in borrowings, higher cash used for the repurchase/prepayment of common stock and less proceeds from options exercised.

	Three Months Ended
	March 31,
(Dollars in millions)	2013	2012
Cash used for operating activities	$(2,667)	$(1,877)
Purchases of property, plant and equipment	(321)	(301)
Free cash flow	$(2,988)	$(2,178)

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

Dividends paid to shareholders during the three months ended March 31, 2013 totaled $0.4 billion. In January 2013, the company's Board of Directors declared a first quarter common stock dividend of $0.43 per share. In April 2013, the Board of Directors declared a second quarter common stock dividend of $0.45 per share, a 5 percent dividend increase over the January 2013 dividend. The first and second quarter dividends were the company's 434th and 435th consecutive quarterly dividends since the company's first dividend in the fourth quarter 1904.

In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. Under the terms of the ASR agreement, in February 2013, the company paid $1 billion to the financial institution and received and retired an initial delivery of 16.9 million shares, which represents 80 percent of the $1 billion notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted average price of the company's common stock over the term of the ASR agreement. This share buyback plan will be completed in the second quarter 2013. See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information.

In February 2012, the company entered into an agreement with a financial institution and paid $400 million for the purchase of shares of common stock. The shares were received and retired in May 2012. See Note 10 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 33 of the company's 2012 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2012 can be found on page 33 of the company's 2012 Annual Report. The company's contractual obligations at March 31, 2013 have increased approximately $4.3 billion versus prior year-end. The increase is primarily due to the issuance of $2.0 billion in debt during the first quarter 2013 as well as the technology license agreement discussed below.

On March 25, 2013, DuPont, through its subsidiary, Pioneer Hi-Bred International, Inc. (“Pioneer”), entered into technology license agreements with Monsanto Company. As part of those agreements, DuPont received a non-exclusive, royalty bearing license in the United States and Canada for Monsanto's Genuity ® Roundup Ready 2 Yield ® glyphosate tolerance trait and for Monsanto's dicamba tolerance trait. These herbicide tolerance traits are incorporated into soybean seeds. In addition, DuPont receives post-patent regulatory data access and maintenance support for the Roundup Ready ® 1 glyphosate tolerance trait for soybeans, the Genuity ® Roundup Ready 2 glyphosate tolerance trait for corn, and the YieldGard ® corn borer insect resistance trait for corn. These traits are already incorporated into several of DuPont Pioneer's corn and soybean varieties. DuPont also grants Monsanto licenses to certain DuPont Pioneer disease resistance technology and corn defoliation patents.

Under these agreements, DuPont will make a series of up-front and variable based royalty payments subject to future delivery of enabling soybean genetic material. Total annual fixed royalty payments of $802 million contemplated under the arrangement for trait technology, associated data and soybean lines to support commercial introduction are expected to come due in years 2014-2017. Additionally, beginning in 2018, DuPont will pay royalties on a per unit basis related to the Genuity ® Roundup Ready 2 Yield ® and dicamba tolerance traits for the life of the license, subject to annual minimum payments through 2023 totaling $950 million.

The company's total contractual obligations for license agreements as of March 31, 2013 are as follows:

		Payments Due In
(Dollars in millions)	Total at March 31, 2013	Remainder 2013	2014 - 2015	2016 - 2017	2018 and beyond
License agreements	$2,253	$103	$605	$595	$950

PFOA
See discussion under “PFOA” on page 37 of the company's 2012 Annual Report and Note 9 to the interim Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 11, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on page 38 of the company's 2012 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2013, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall of 2011 relating primarily to the management of certain materials in the facility's waste water treatment system. These negotiations continue.

Sabine Plant, Orange, Texas
In June 2012, DuPont began discussions with DOJ and EPA related to a multimedia inspection that the EPA conducted at the Sabine facility in March 2009. The discussions primarily involve the management of materials in the facility's waste water treatment system, hazardous waste management and air emissions.

Yerkes Plant, Buffalo, New York
The government alleges that the facility violated recordkeeping requirements of certain provisions of the CAA and the FCAR governing LDAR and that it failed to accurately report emissions under the Emergency Planning and Community Right-to-Know Act. The alleged non-compliance was identified by EPA in 2006 and 2010 following separate environmental audits. DuPont is in settlement negotiations with EPA and DOJ.

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

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors from those disclosed in Part I, Item 1A, Risk Factors, in the company's 2012 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan, subject to receiving the proceeds from the Performance Coatings divestiture (2012 plan).

In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. Under the terms of the ASR agreement, in February 2013, the company paid $1 billion to the financial institution and received and retired an initial delivery of 16.9 million shares, which represents 80 percent of the $1 billion notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted average price of the company's common stock over the term of the ASR agreement. This share buyback plan will be completed in the second quarter 2013.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2013:

Month	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Value of Shares that May Yet Be Purchased Under the Program(1),(2) (Dollars in millions)
February	16,938,387	See (2) Below	16,938,387	$200
Total	16,938,387		16,938,387

[1]	Represents approximate value of shares that may yet be purchased under the 2012 plan.

[2]
Includes initial share delivery under the ASR agreement which represents 80% of the $1 billion notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted average price of the company's common stock over the term of the ASR agreement. The 2012 plan will be completed in the second quarter 2013.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 23, 2013

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012).

3.2	Company’s Bylaws, as last amended effective November 1, 2009 (incorporated by reference to Exhibit 3.2 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012).

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

10.12*
Purchase Agreement dated as of August 30, 2012, by and between E.I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (incorporated by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed on September 4, 2012) (the "Purchase Agreement"). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

10.13*
Amendment to purchase Agreement, dated as of January 31, 2013, by and between E. I. du Pont de Nemours and Company and Flash Bermuda Co. Ltd. (incorporated by reference to Exhibit 10.13 to the company's Annual Report on Form 10-K for the year ended December 31, 2012).

12	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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