Form 10-Q
period 2013-06-30
DUPONT E I DE NEMOURS & CO
filed 2013-07-23
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The Registrant had 923,434,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2013.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$9,844	$9,917	$20,252	$20,097
Other income, net	159	291	251	305
Total	10,003	10,208	20,503	20,402
Cost of goods sold	6,057	5,844	12,250	11,779
Other operating charges	941	1,246	1,853	2,127
Selling, general and administrative expenses	983	972	1,966	1,927
Research and development expense	542	533	1,063	1,041
Interest expense	115	117	232	231
Total	8,638	8,712	17,364	17,105
Income from continuing operations before income taxes	1,365	1,496	3,139	3,297
Provision for income taxes on continuing operations	335	397	722	789
Income from continuing operations after income taxes	1,030	1,099	2,417	2,508
Income from discontinued operations after income taxes	4	76	1,972	171
Net income	1,034	1,175	4,389	2,679
Less: Net income attributable to noncontrolling interests	4	9	11	21
Net income attributable to DuPont	$1,030	$1,166	$4,378	$2,658
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.11	$1.16	$2.59	$2.66
Basic earnings per share of common stock from discontinued operations	—	0.08	2.13	0.18
Basic earnings per share of common stock	$1.11	$1.24	$4.73	$2.84
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.10	$1.15	$2.58	$2.63
Diluted earnings per share of common stock from discontinued operations	—	0.08	2.12	0.18
Diluted earnings per share of common stock	$1.11	$1.23	$4.69	$2.81
Dividends per share of common stock	$0.45	$0.43	$0.88	$0.84

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$1,034	$1,175	$4,389	$2,679
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(14)	(412)	(223)	(242)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(8)	38	(24)	36
Clearance of hedge results to earnings	(18)	(23)	(28)	(55)
Net revaluation and clearance of cash flow hedges to earnings	(26)	15	(52)	(19)
Pension benefit plans:
Net gain (loss)	—	4	56	(19)
Prior service benefit	—	—	—	22
Reclassifications to net income:
Amortization of prior service cost	3	3	6	7
Amortization of loss	239	220	480	439
Curtailment / settlement loss	—	—	153	—
Pension benefit plans, net	242	227	695	449
Other benefit plans:
Net gain	28	—	45	—
Reclassifications to net income:
Amortization of prior service benefit	(46)	(30)	(94)	(60)
Amortization of (gain) loss	(2)	22	25	44
Curtailment / settlement gain	—	—	(153)	—
Other benefit plans, net	(20)	(8)	(177)	(16)
Net unrealized gain on securities	3	1	1	2
Other comprehensive income (loss), before tax	185	(177)	244	174
Income tax expense related to items of other comprehensive income	(67)	(76)	(142)	(140)
Other comprehensive income (loss), net of tax	118	(253)	102	34
Comprehensive income	1,152	922	4,491	2,713
Less: Comprehensive income attributable to noncontrolling interests	4	34	11	48
Comprehensive income attributable to DuPont	$1,148	$888	$4,480	$2,665

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$6,685	$4,284
Marketable securities	211	123
Accounts and notes receivable, net	8,985	5,452
Inventories	6,373	7,565
Prepaid expenses	196	204
Deferred income taxes	787	613
Assets held for sale	—	3,076
Total current assets	23,237	21,317
Property, plant and equipment, net of accumulated depreciation (June 30, 2013 - $19,494; December 31, 2012 - $19,085)	12,698	12,741
Goodwill	4,561	4,616
Other intangible assets	4,942	5,126
Investment in affiliates	1,143	1,163
Deferred income taxes	3,864	3,936
Other assets	904	960
Total	$51,349	$49,859
Liabilities and Equity
Current liabilities
Accounts payable	$3,613	$4,853
Short-term borrowings and capital lease obligations	3,315	1,275
Income taxes	796	343
Other accrued liabilities	4,166	5,997
Liabilities related to assets held for sale	—	1,084
Total current liabilities	11,890	13,552
Long-term borrowings and capital lease obligations	10,765	10,465
Other liabilities	14,443	14,687
Deferred income taxes	896	856
Total liabilities	37,994	39,560
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2013 - 1,010,299,000; December 31, 2012 - 1,020,057,000	303	306
Additional paid-in capital	10,870	10,655
Reinvested earnings	17,156	14,383
Accumulated other comprehensive loss	(8,544)	(8,646)
Common stock held in treasury, at cost (87,041,000 shares at June 30, 2013 and December 31, 2012)	(6,727)	(6,727)
Total DuPont stockholders’ equity	13,295	10,208
Noncontrolling interests	60	91
Total equity	13,355	10,299
Total	$51,349	$49,859

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$4,389	$2,679
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	644	702
Amortization of intangible assets	193	198
Other operating charges and credits - net	185	314
Gain on sale of business	(2,682)	—
Contributions to pension plans	(176)	(692)
Change in operating assets and liabilities - net	(5,184)	(4,318)
Cash used for operating activities	(2,631)	(1,117)
Investing activities
Purchases of property, plant and equipment	(757)	(696)
Investments in affiliates	(31)	(14)
Proceeds from sale of business - net	4,815	—
Proceeds from sales of assets - net	88	166
Net (increase) decrease in short-term financial instruments	(99)	388
Forward exchange contract settlements	58	80
Other investing activities - net	8	(7)
Cash provided by (used for) investing activities	4,082	(83)
Financing activities
Dividends paid to stockholders	(823)	(788)
Net increase in borrowings	2,369	2,406
Repurchase of common stock	(1,000)	(400)
Proceeds from exercise of stock options	384	406
Payments for noncontrolling interest	—	(447)
Other financing activities - net	74	27
Cash provided by financing activities	1,004	1,204
Effect of exchange rate changes on cash	(149)	(84)
Increase / (decrease) in cash and cash equivalents	$2,306	$(80)
Cash and cash equivalents at beginning of period	4,379	3,586
Cash and cash equivalents at end of period	$6,685	$3,506

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

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation, including separately stating cost of goods sold and other operating charges on the interim Consolidated Income Statements. In the third quarter 2012, the company signed a definitive agreement to sell its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities of Performance Coatings at December 31, 2012 are presented as held for sale in the Condensed Consolidated Balance Sheet. The cash flows and comprehensive income related to Performance Coatings have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to Performance Coatings are consistently included in or excluded from the Notes to the interim Consolidated Financial Statements based on the financial statement line item and period of each disclosure. See Note 2 for additional information.

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

The following line items within the interim Consolidated Income Statements were affected by the change in accounting policy:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013

	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold	$6,057	$6,067	$(10)	$12,250	$12,271	$(21)
Income from continuing operations before income taxes	1,365	1,355	10	3,139	3,118	21
Provision for income taxes on continuing operations	335	332	3	722	716	6
Income from continuing operations after income taxes	1,030	1,023	7	2,417	2,402	15
Income from discontinued operations after income taxes	4	4	—	1,972	1,972	—
Net income	$1,034	$1,027	$7	$4,389	$4,374	$15

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Basic and diluted earnings per share from continuing operations increased by $0.01 and $0.02 for the three and six months ended June 30, 2013, respectively, as a result of the above accounting policy change.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012

	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold	$5,844	$5,830	$14	$11,779	$11,771	$8
Income from continuing operations before income taxes	1,496	1,510	(14)	3,297	3,305	(8)
Provision for income taxes on continuing operations	397	400	(3)	789	792	(3)
Income from continuing operations after income taxes	1,099	1,110	(11)	2,508	2,513	(5)
Income from discontinued operations after income taxes	76	78	(2)	171	175	(4)
Net income	$1,175	$1,188	$(13)	$2,679	$2,688	$(9)

Basic and diluted earnings per share from continuing operations decreased by $0.01 for the three and six months ended June 30, 2012, as a result of the above accounting policy change.

Inventory and Stockholder's Equity increased by $143 and $120, respectively, as of January 1, 2012, as a result of the above accounting policy change.

There was no impact on cash used by operating activities as a result of the above change.

Note 2. Discontinued Operations
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,682 ($1,943 net of tax). The gain was recorded in income from discontinued operations after income taxes in the company's interim Consolidated Income Statements for the six-months ended June 30, 2013.

The results of discontinued operations are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$—	$1,089	$331	$2,139
(Loss) income before income taxes	$(2)	$124	$2,713	$268
(Benefit from) provision for income taxes	(6)	48	741	97
Income from discontinued operations after income taxes	$4	$76	$1,972	$171

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

Note 3. Employee Separation /Asset Related Charges, Net
At June 30, 2013, total liabilities relating to the 2012 restructuring program were $112. A complete discussion of restructuring initiatives is included in the company's 2012 Annual Report in Note 3, "Employee Separation/Asset Related Charges, Net".

Account balances for the 2012 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2012	$154	$7	$161
Payments	(44)	(3)	(47)
Net translation adjustment	(2)	—	(2)
Balance as of June 30, 2013	$108	$4	$112

[1]	Other non-personnel charges consist of contractual obligation costs.

The company expects this plan and all related payments to be substantially complete by December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cozaar®/Hyzaar® income	$12	$14	$14	$39
Royalty income	50	22	87	62
Interest income	45	37	72	60
Equity in (loss) earnings of affiliates, excluding exchange gains/losses	(7)	21	(14)	31
Gain on sale of equity method investment	9	122	9	122
Net gain on sales of other assets	5	5	10	10
Net exchange gains (losses) [1]	35	50	46	(31)
Miscellaneous income and expenses, net [2]	10	20	27	12
Other income, net	$159	$291	$251	$305

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the interim Consolidated Income Statements. The $35 and $46 net exchange gain for the three and six months ended June 30, 2013, includes a $3 exchange gain and a $(33) exchange (loss), respectively, associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, generally includes interest items, insurance recoveries, litigation settlements and other items.

Note 5.  Income Taxes
In the second quarter 2013, the company recorded a tax provision on continuing operations of $335, including $16 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was $49 of tax expense related to a change in accrual for a prior year tax position and a $33 tax benefit related to an enacted foreign tax law change.

Year-to-date 2013, the company recorded a tax provision on continuing operations of $722, including $50 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision were the second quarter 2013 items noted above and a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions offset by $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

In the second quarter 2012, the company recorded a tax provision on continuing operations of $397, including $60 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2012, the company recorded a tax provision on continuing operations of $789, including $23 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,026	$1,090	$2,406	$2,487
Preferred dividends	(2)	(2)	(5)	(5)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,024	$1,088	$2,401	$2,482

Income from discontinued operations after income taxes	$4	$76	$1,972	$171

Net income available to common stockholders	$1,028	$1,164	$4,373	$2,653

Denominator:
Weighted-average number of common shares outstanding - Basic	922,684,000	934,057,000	925,500,000	933,982,000
Dilutive effect of the company’s employee compensation plans	6,796,000	8,775,000	6,811,000	9,551,000
Weighted-average number of common shares outstanding - Diluted	929,480,000	942,832,000	932,311,000	943,533,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average number of stock options	—	12,750,000	5,192,000	11,737,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2013 compared to the same period last year was primarily due to changes in the company’s average stock price.

Note 7. Inventories

	June 30, 2013	December 31, 2012
Finished products	$3,841	$4,449
Semifinished products	1,828	2,407
Raw materials, stores and supplies	1,315	1,313
	6,984	8,169
Adjustment of inventories to a last-in, first-out (LIFO) basis	(611)	(604)
Total	$6,373	$7,565

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the six months ended June 30, 2013.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,816	$(370)	$1,446	$1,847	$(330)	$1,517
Patents	523	(149)	374	525	(127)	398
Purchased and licensed technology	1,939	(1,121)	818	1,929	(1,016)	913
Trademarks	57	(30)	27	57	(29)	28
Other [1]	213	(103)	110	206	(98)	108
	4,548	(1,773)	2,775	4,564	(1,600)	2,964

Intangible assets not subject to amortization(Indefinite-lived):
In-process research and development	52	—	52	62	—	62
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	975	—	975	975	—	975
Trademarks/tradenames	834	—	834	819	—	819
	2,167	—	2,167	2,162	—	2,162
Total	$6,715	$(1,773)	$4,942	$6,726	$(1,600)	$5,126

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $87 and $193 for the three and six months ended June 30, 2013, respectively, and $85 and $184 for the three and six months ended June 30, 2012, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2013 and each of the next five years is approximately $110, $335, $353, $306, $174 and $169, respectively, which are primarily reported in cost of goods sold.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 9.  Commitments and Contingent Liabilities
Guarantees
Indemnifications
In connection with acquisitions and divestitures, the company has indemnified respective parties against certain liabilities that may arise in connection with these transactions and business activities prior to the completion of the transaction. The term of these indemnifications, which typically pertain to environmental, tax and product liabilities, is generally indefinite. In addition, the company indemnifies its duly elected or appointed directors and officers to the fullest extent permitted by Delaware law, against liabilities incurred as a result of their activities for the company, such as adverse judgments relating to litigation matters. If the indemnified party were to incur a liability or have a liability increase as a result of a successful claim, pursuant to the terms of the indemnification, the company would be required to reimburse the indemnified party. The maximum amount of potential future payments is generally unlimited. The carrying amounts recorded for all indemnifications was $34 and $31 as of June 30, 2013 and December 31, 2012, respectively.

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At June 30, 2013 and December 31, 2012, the company had directly guaranteed $499 and $535, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 48 percent of the $316 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at June 30, 2013:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 8 years)	$174	$141	$315
Leases on equipment and facilities (terms up to 4 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 2 years)	182	1	183
Total	$356	$143	$499

[1]	Existing guarantees for customers and suppliers arose as part of contractual agreements.

[2]	Existing guarantees for equity affiliates arose for liquidity needs in normal operations.

Imprelis®
The company has received claims and been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. Sales of Imprelis® were suspended in August 2011 and the product was last applied during the 2011 spring application season. The lawsuits seeking class action status have been consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania.

In February 2013, the court granted preliminary approval of a class action settlement. The settlement incorporates the company's existing claims process and provides certain additional relief. The proposed settlement class includes affected property owners and lawn care companies who do not "opt out" of the settlement. As part of the settlement, DuPont will pay about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. The settlement notification process began on March 25, 2013 and ended on June 28, 2013 which was also the last day to “opt out” of the settlement or file a new claim. DuPont will not exercise its right to cancel the settlement based on the number of opt-outs. The court has scheduled the final approval hearing on September 27, 2013. In addition, about 115 individual actions encompassing about 385 claims for property damage have been filed in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions are stayed through September 2013.

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

At June 30, 2013, DuPont had recorded charges of $865 to resolve these claims, which included charges of $80 and $115 recorded during the three and six months ended June 30, 2013, respectively. The company currently estimates that total charges could be about $900; however, there is a high degree of uncertainty. Predicting the impact of Imprelis® on living organisms and how those organisms may react over time as well as variability regarding the extended warranty period under the class action settlement are significant factors driving the uncertainty of future charges. Imprelis® was applied throughout the United States and the ability of any particular species of tree to naturally recover over time may be different depending on the property's geography and associated climate. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The process of seeking insurance recovery is ongoing and the timing and outcome are uncertain.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At June 30, 2013, DuPont has accruals of $15 related to the PFOA matters discussed below.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. The medical panel is expected to address monitoring and may make additional recommendations in a subsequent report.  The medical panel has not communicated its anticipated schedule for completion.   The company is obligated to fund up to $235 for a medical monitoring program for eligible class members.  In January 2012, the company put $1 in an escrow account to fund medical monitoring as required by the settlement agreement.  The court has appointed a Medical Monitoring Director to implement the medical panel's recommendations who is in the process of setting up a program.  Testing has not yet begun and no money has been disbursed from the fund.  While it is probable that the company will incur losses related to funding the medical monitoring program, such losses cannot be reasonably estimated due to uncertainties surrounding implementation.

In addition, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2013, 44 lawsuits alleging personal injury and 2 lawsuits alleging wrongful death from exposure to PFOA in drinking water are pending in federal court in Ohio and West Virginia. This is an increase in pending cases of 2 and 20 over the first quarter 2013 and year end 2012, respectively. These cases have been consolidated for discovery purposes in multi-district litigation in Ohio federal court. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

While DuPont believes that it is reasonably possible that it could incur losses related to these additional actions, a range of such losses, if any, cannot be reasonably estimated at this time.

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

In a separate agreement, the company agreed to dismiss with prejudice its antitrust claims against Monsanto in exchange for a dismissal with prejudice of Monsanto's patent infringement claims and the related damages verdict. Accordingly, as of the first quarter 2013 this matter was resolved, but for the court-ordered sanctions against the company for “fraud against the court.” The court unsealed the order in November 2012. The parties agreed to present the sanctions and related rulings for immediate appeal and those matters are presently on appeal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Titanium Dioxide Antitrust Litigation
In February 2010, two suits were filed in Maryland federal district court alleging conspiracy among DuPont, Huntsman International LLC, Kronos Worldwide Inc., Millenium Inorganics Chemicals Inc. and others to fix prices of titanium dioxide sold in the U.S. between March 2002 and the present. The cases were subsequently consolidated and in August 2012, the court certified a class consisting of U.S. customers that have directly purchased titanium dioxide since February 1, 2003. The class seeks injunctive relief and to recover alleged overcharges and treble damages plus attorneys' fees and costs. Jury trial is scheduled to begin September 9, 2013.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2013, the Condensed Consolidated Balance Sheet included a liability of $436, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of June 30, 2013.

Note 10.  Stockholders’ Equity
Share Repurchase Program
In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1,000 share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares as of June 30, 2013.

During the six months ended June 30, 2012, the company paid $400 for the purchase and receipt of shares of common stock. During 2012, the company purchased and retired 7.8 million shares in connection with this agreement. These purchases completed the 2001 $2,000 share buyback plan and began purchases under the 2011 $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of June 30, 2013. There is no required completion date for the purchases under the 2011 plan.

Noncontrolling Interest
In May 2012, the company completed the acquisition of the remaining 28 percent interest in the Solae, LLC joint venture from Bunge Limited for $447. As the purchase of the remaining interest did not result in a change of control, the difference between the carrying value of the noncontrolling interest of $378 and the consideration paid, net of taxes of $78, was recorded as a $9 increase to additional paid-in capital.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three and six months ended June 30, 2013 and 2012 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	June 30, 2013			June 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(14)	$—	$(14)	$(412)	$—	$(412)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(8)	2	(6)	38	(15)	23	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(7)	3	(4)	(3)	1	(2)	Net Sales
Commodity contracts	(11)	4	(7)	(20)	9	(11)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(26)	9	(17)	15	(5)	10
Pension benefit plans:
Net gain	—	—	—	4	7	11	See (2) below
Prior service cost	—	—	—	—	(1)	(1)	See (2) below
Reclassifications to net income:
Amortization of prior service cost	3	(1)	2	3	(1)	2	See (3) below
Amortization of loss	239	(82)	157	220	(77)	143	See (3) below
Pension benefit plans, net	242	(83)	159	227	(72)	155
Other benefit plans:
Net gain	28	(9)	19	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(46)	17	(29)	(30)	9	(21)	See (3) below
Amortization of (gain) loss	(2)	—	(2)	22	(7)	15	See (3) below
Other benefit plans, net	(20)	8	(12)	(8)	2	(6)
Net unrealized gain on securities	3	(1)	2	1	(1)	—
Other comprehensive income (loss)	$185	$(67)	$118	$(177)	$(76)	$(253)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Six Months Ended			Six Months Ended			Affected Line Item in Consolidated Income Statements[1]
	June 30, 2013			June 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(223)	$—	$(223)	$(242)	$—	$(242)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(24)	9	(15)	36	(15)	21	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(3)	1	(2)	(6)	2	(4)	Net Sales
Commodity contracts	(25)	10	(15)	(49)	21	(28)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(52)	20	(32)	(19)	8	(11)
Pension benefit plans:
Net gain (loss)	56	(14)	42	(19)	10	(9)	See (2) below
Prior service benefit	—	—	—	22	(8)	14	See (2) below
Reclassifications to net income:
Amortization of prior service cost	6	(2)	4	7	(2)	5	See (3) below
Amortization of loss	480	(164)	316	439	(152)	287	See (3) below
Curtailment loss	1	—	1	—	—	—	See (3) below
Settlement loss	152	(45)	107	—	—	—	See (3) below
Pension benefit plans, net	695	(225)	470	449	(152)	297
Other benefit plans:
Net gain	45	(15)	30	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(94)	34	(60)	(60)	20	(40)	See (3) below
Amortization of loss	25	(9)	16	44	(15)	29	See (3) below
Curtailment gain	(154)	54	(100)	—	—	—	See (3) below
Settlement loss	1	—	1	—	—	—	See (3) below
Other benefit plans, net	(177)	64	(113)	(16)	5	(11)
Net unrealized gain on securities	1	(1)	—	2	(1)	1
Other comprehensive income	$244	$(142)	$102	$174	$(140)	$34

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive income before reclassifications	(223)	(15)	42	30	1	(165)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(17)	428	(143)	(1)	267
Balance June 30, 2013	$(390)	$(29)	$(8,216)	$89	$2	$(8,544)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2012
Balance January 1, 2012	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
Other comprehensive income before reclassifications	(242)	20	(20)	(1)	—	(243)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(32)	292	(11)	1	250
Balance June 30, 2012	$(486)	$29	$(8,004)	$(286)	$4	$(8,743)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $14,750 and $13,015 as of June 30, 2013 and December 31, 2012, respectively. The increase was primarily due to the issuance in the first quarter 2013 of $1,250 of 2.80% Notes due February 15, 2023 and $750 of 4.15% Notes due February 15, 2043 and an increase in short-term borrowings, partially offset by debt maturities and a decrease in the fair value due to changes in market interest rates during the six months ended June 30, 2013.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $1,334 and $0 of money market funds (level 1 measurements) as of June 30, 2013 and December 31, 2012, respectively.  The company held $3,467 and $2,026 of other cash equivalents (level 2 measurements) as of June 30, 2013 and December 31, 2012, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	651	1,083
Commodity contracts	348	753
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,565	6,733
Commodity contracts	136	242

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

Fair Value Hedges
Interest Rate Swaps
At June 30, 2013, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$(12)	$18	$3	$41
Additions and revaluations of derivatives designated as cash flow hedges	(6)	24	(15)	20
Clearance of hedge results to earnings	(11)	(13)	(17)	(32)
Ending balance	$(29)	$29	$(29)	$29

At June 30, 2013, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $(24).

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2013	December 31, 2012
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$40	$55
Foreign currency contracts	Accounts and notes receivable, net	8	7
		48	62
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	176	88

Total asset derivatives[3]		$224	$150
Cash collateral[1,2]	Other accrued liabilities	$39	$44

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1	$10
Commodity contracts	Other accrued liabilities	2	—
		3	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	35	76
Commodity contracts	Other accrued liabilities	1	1
		36	77
Total liability derivatives[3]		$39	$87

[1]	Cash collateral held as of June 30, 2013 and December 31, 2012 represents $20 and $13, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of June 30, 2013 and December 31, 2012 represents $19 and $31, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $20 at June 30, 2013 and $40 at December 31, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2013	2012	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(8)	$(1)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	2	27	7	4	Net sales
Commodity contracts	(10)	12	11	19	Cost of goods sold
	(8)	39	10	22
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	90	238	Other income, net[4]
Commodity contracts	—	—	(14)	(3)	Cost of goods sold
	—	—	76	235
Total derivatives	$(8)	$39	$86	$257

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2013	2012	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(15)	$(4)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	16	17	3	7	Net sales
Commodity contracts	(40)	18	25	48	Cost of goods sold
	(24)	35	13	51
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	196	110	Other income, net[4]
Commodity contracts	—	—	(8)	(14)	Cost of goods sold
	—	—	188	96
Total derivatives	$(24)	$35	$201	$147

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and six months ended June 30, 2013 and 2012, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(55) and $(188) for the three months ended June 30, 2013 and 2012, respectively, and $(150) and $(141) for the six months ended June 30, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment charges of $153. See Note 2 for additional information.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$68	$66	$139	$134
Interest cost	271	295	544	592
Expected return on plan assets	(378)	(379)	(760)	(760)
Amortization of loss	239	220	480	439
Amortization of prior service cost	3	3	6	7
Curtailment loss	—	—	1	—
Settlement loss	—	—	152	—
Net periodic benefit cost	$203	$205	$562	$412

Other Long-Term Employee Benefit Plans
In conjunction with the sale of the Performance Coating business as noted above, the company recorded a $154 curtailment gain and a $1 settlement charge. See Note 2 for additional information.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$8	$10	$16	$19
Interest cost	33	48	66	96
Amortization of (gain) loss	(2)	22	25	44
Amortization of prior service benefit	(46)	(30)	(94)	(60)
Curtailment gain	—	—	(154)	—
Settlement loss	—	—	1	—
Net periodic benefit cost	$(7)	$50	$(140)	$99

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

Three Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total
2013
Segment sales	$3,631		$653		$304	$865	$1,782	$1,670	$1,017	$—	$3		$9,925
Less: Transfers	2		5		4	—	53	16	1	—	—		81
Net sales	3,629		648		300	865	1,729	1,654	1,016	—	3		9,844
PTOI	861	[2]	95		43	61	264	336	172	18	(73)		1,777

2012
Segment sales	$3,388		$795		$300	$885	$1,968	$1,699	$986	$—	$1		$10,022
Less: Transfers	2		5		2	—	69	24	3	—	—		105
Net sales	3,386		790		298	885	1,899	1,675	983	—	1		9,917
PTOI	682	[2]	221	[3]	42	105	594	344	181	16	(224)	[4]	1,961

Six Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Pharm-aceuticals	Other		Total
2013
Segment sales	$8,300		$1,269		$593	$1,733	$3,367	$3,229	$1,924	$—	$4		$20,419
Less: Transfers	7		9		7	—	107	35	2	—	—		167
Net sales	8,293		1,260		586	1,733	3,260	3,194	1,922	—	4		20,252
PTOI	2,342	[2]	144		84	137	515	628	310	22	(164)		4,018

2012
Segment sales	$7,468		$1,472		$588	$1,693	$3,868	$3,299	$1,927	$—	$2		$20,317
Less: Transfers	4		9		5	—	146	50	6	—	—		220
Net sales	7,464		1,463		583	1,693	3,722	3,249	1,921	—	2		20,097
PTOI	1,970	[2]	280	[3]	81	184	1,165	621	340	43	(300)	[4]	4,384

[1]
As of June 30, 2013, Agriculture net assets were $9,207, an increase of $4,451 from $4,756 at December 31, 2012. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(80) and $(115) during the three and six months ended June 30, 2013, respectively, and $(265) and $(315) during the three and six months ended June 30, 2012, respectively, recorded in other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

[3]	Included a $122 gain recorded in other income, net related to the sale of the company's interest in an equity method investment.

[4]	Included a $(137) charge recorded in other operating charges related to the company's settlement of litigation with INVISTA.

Reconciliation to Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total segment PTOI	$1,777	$1,961	$4,018	$4,384
Non-operating pension and other postretirement employee benefit costs	(126)	(174)	(273)	(350)
Net exchange gains (losses), including affiliates	35	50	46	(31)
Corporate expenses	(206)	(224)	(420)	(475)
Interest expense	(115)	(117)	(232)	(231)
Income from continuing operations before income taxes	$1,365	$1,496	$3,139	$3,297

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For additional information on these and other risks and factors that could affect our forward-looking statements, see Part II, Item 1A on page 37 of this report and the company's Risk Factors set forth under Part I, Item 1A of the company's 2012 Annual Report.

Recent Developments
Exploring Strategic Alternatives for the Performance Chemicals Segment
On July 23, 2013, DuPont announced that it is exploring strategic alternatives for its Performance Chemicals segment that may include a full or partial separation of each of these businesses from the company through a spin-off, sale or other transaction. The segment includes the DuPont Titanium Technologies and DuPont Chemicals & Fluoroproducts businesses. The company may pursue a different strategic alternative for each business.

Disposition of a Business
On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business. In February 2013, the sale was completed resulting in a pre-tax gain of approximately $2.7 billion ($1.9 billion net of tax). The gain was recorded in income from discontinued operations after income taxes in the interim Consolidated Income Statement for the six months ended June 30, 2013.

In accordance with generally accepted accounting principles in the U.S. (GAAP), the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 to the interim Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended June 30, 2013:

•
Net sales were $9.8 billion, 1 percent below prior year, principally reflecting lower price in Performance Chemicals. Total company volume increased 1 percent with increases in Agriculture, Performance Chemicals, Performance Materials, and Safety & Protection, offset by decreases in Electronics & Communications and Nutrition & Health.

•
Agriculture sales increased 7 percent from higher global pricing for seed and volume growth in insecticides and fungicides. Pre-tax operating income (PTOI) for Agriculture increased 26 percent as lower charges for Imprelis® herbicide claims were partially offset by higher seed input costs and increased operating costs resulting from cool and wet weather conditions.

•
Total segment PTOI was $1.8 billion versus $2.0 billion, down 9 percent from the prior year, as Performance Chemicals PTOI declined $330 million, reflecting a significant reduction in global titanium dioxide prices.

The following is a summary of the results of continuing operations for the six months ended June 30, 2013:

•	Net sales of $20.3 billion were up 1 percent with volume up 2 percent principally reflecting higher Agriculture volumes in U.S. & Canada, Europe and Latin America.

•	Agriculture PTOI of $2.3 billion increased $0.4 billion on sales growth and lower charges incurred related to Imprelis® herbicide claims, partially offset by higher seed input costs.

•	Total segment PTOI of $4.0 billion declined 8 percent as Performance Chemicals PTOI decreased $650 million or 56 percent versus the prior year.

•	Income from continuing operations after income taxes was $2.4 billion, down 4 percent versus $2.5 billion for the same period last year.

•	Proceeds from the sale of the Performance Coatings segment funded a $1 billion share buyback.

•	Cost productivity gains and restructuring savings are on track to meet or exceed full-year targets.

Net Sales
Net sales for the second quarter 2013 decreased 1 percent to $9.8 billion from $9.9 billion in the prior year. The decrease principally reflects lower local prices and negative currency impact. Higher volume stemmed from global increases for Performance Chemicals and Safety & Protection, and for Agriculture in Europe. Sales in developing markets, which include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia increased 1 percent to $2.8 billion with a 7 percent volume increase. Higher volume was largely offset by lower local prices and negative currency impact.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2013		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2012	Local Price	Currency Effect	Volume
Worldwide	$9.8	(1)	(1)	(1)	1
U.S. & Canada	4.7	1	2	—	(1)
Europe, Middle East & Africa (EMEA)	2.1	—	(3)	(2)	5
Asia Pacific	2.1	(8)	(6)	(2)	—
Latin America	0.9	7	(4)	(1)	12

Net sales for the six months ended June 30, 2013 were $20.3 billion versus $20.1 billion in the prior year, an increase of 1 percent, principally reflecting higher Agriculture volumes in U.S. & Canada, Europe and Latin America, and higher volumes of titanium dioxide in Europe and Asia Pacific. Currency reduced sales by 1 percent, principally reflecting a stronger dollar versus the Yen, Brazilian real and Euro. Higher local prices for Agriculture and Nutrition & Health were essentially offset by lower prices in the other segments. Sales in developing markets totaling $5.8 billion improved 3 percent as 7 percent volume growth was partly offset by lower local prices and negative currency impact. The percentage of total company sales in these markets increased to 29 percent from 28 percent in the prior year. The company expects currency to continue to negatively impact results during the second half 2013.

	Six Months Ended June 30, 2013		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2012	Local Price	Currency Effect	Volume
Worldwide	$20.3	1	—	(1)	2
U.S. & Canada	9.6	4	3	—	1
Europe, Middle East & Africa (EMEA)	4.8	—	(1)	(1)	2
Asia Pacific	3.9	(8)	(6)	(2)	—
Latin America	2.0	5	—	(3)	8

Other Income, Net
Other income, net, totaled $159 million for the second quarter 2013, a decrease of $132 million compared to $291 million in the prior year. The decrease was due primarily to a $122 million gain recorded in the second quarter 2012 related to the sale of the company's interest in an equity method investment and $11 million of interest expense associated with a change in accrual for a prior year tax position recorded in the second quarter 2013.

For the six months ended June 30, 2013, other income, net was $251 million compared to $305 million last year, a decrease of $54 million. The decrease was due primarily to a $122 million gain recorded in the second quarter 2012 related to the sale of the company's interest in an equity method investment and $11 million of interest expense associated with a change in accrual for a prior year tax position recorded in the second quarter 2013 offset by $77 million of favorable exchange gains.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $6.1 billion in the second quarter 2013 versus $5.8 billion in the prior year, a 4 percent increase. COGS as a percent of net sales increased 3 percentage points to 62 percent, primarily due to higher Agriculture input and titanium ore costs.

COGS for the six months ended June 30, 2013 was $12.3 billion, an increase of 4 percent versus $11.8 billion in the prior year. COGS as a percent of net sales increased 1 percentage point to 60 percent, primarily due to higher Agriculture input and titanium ore costs.

Other Operating Charges
Other operating charges totaled $0.9 billion in the second quarter 2013 versus $1.2 billion in the prior year, a $0.3 billion or 24 percent decrease, primarily due to lower Imprelis® herbicide claims and other litigation charges.

Other operating charges for the six months ended June 30, 2013 was $1.9 billion, a decrease of 13 percent versus $2.1 billion in the prior year, primarily due to lower Imprelis® herbicide claims and other litigation charges.

See Note 9 to the interim Consolidated Financial Statements for more information related to these matters.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $983 million for the second quarter 2013 versus $972 million in the prior year, relatively flat for the period. SG&A was approximately 10 percent of net sales for the second quarter 2013 and 2012.

Year-to-date SG&A totaled $2.0 billion versus $1.9 billion in 2012. The increase for the six months ended June 30, 2013 was due to increased global commissions and selling and marketing investments primarily in the Agriculture segment. SG&A was approximately 10 percent of net sales for the six months ended June 30, 2013 and 2012.

Research and Development Expense (R&D)
R&D totaled $542 million and $533 million for the second quarter 2013 and 2012, respectively. The increase was primarily due to continued growth investment in the Agriculture segment. R&D was approximately 6 and 5 percent of net sales for the second quarter 2013 and 2012, respectively.

Year-to-date R&D totaled $1.1 billion versus $1.0 billion in 2012. The increase for the six months ended June 30, 2013 was primarily due to continued growth investment in the Agriculture segment. R&D was approximately 5 percent of net sales for the six months ended June 30, 2013 and 2012.

Interest Expense
Interest expense totaled $115 million in the second quarter 2013, compared to $117 million in 2012. For the six months ended June 30, 2013, interest expense was $232 million versus $231 million. Interest expense was essentially flat for both periods.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the second quarter 2013 was 24.5 percent on pre-tax income from continuing operations as compared to 26.5 percent on pre-tax income from continuing operations in 2012. The lower effective tax rate principally relates to benefits associated with certain U.S. business tax provisions in 2013 and the tax impacts associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

The company's effective tax rate for the six months ended June 30, 2013 was 23.0 percent on pre-tax income from continuing operations as compared to 23.9 percent on pre-tax income from continuing operations in 2012. The lower effective tax rate principally relates to benefits associated with certain U.S. business tax provisions in 2013 in addition to geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Income from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for second quarter 2013 was $1.0 billion, down 6 percent, versus $1.1 billion in the same period last year. Year-to-date 2013 income from continuing operations after income taxes was $2.4 billion, down 4 percent, compared to $2.5 billion in the same period last year. The decreases in both periods are due to the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and six month periods ended June 30, 2013 compared with the same periods in 2012. Effective January 1, 2013, to better indicate operating performance, the company eliminated the allocation of non-operating pension and other postretirement employee benefit costs from segment pre-tax operating income (loss) (PTOI). Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Certain reclassifications of prior year data have been made to conform to current year classifications. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three and six month periods ended June 30, 2013 and 2012 is included in Note 13 to the interim Consolidated Financial Statements.

The following table summarizes second quarter and year-to-date 2013 segment sales and related variances versus prior year:

	Three Months Ended
	June 30, 2013		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2012	Price	Volume	Portfolio and Other
Agriculture	$3.6	7	6	1	—
Electronics & Communications	0.7	(18)	(6)	(12)	—
Industrial Biosciences	0.3	1	1	—	—
Nutrition & Health	0.9	(2)	2	(2)	(2)
Performance Chemicals	1.8	(9)	(15)	6	—
Performance Materials	1.7	(2)	(3)	2	(1)
Safety & Protection	1.0	3	(2)	5	—

	Six Months Ended
	June 30, 2013		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2012	Price	Volume	Portfolio and Other
Agriculture	$8.3	11	6	5	—
Electronics & Communications	1.3	(14)	(5)	(9)	—
Industrial Biosciences	0.6	1	2	(1)	—
Nutrition & Health	1.7	2	4	—	(2)
Performance Chemicals	3.4	(13)	(12)	(1)	—
Performance Materials	3.2	(2)	(3)	2	(1)
Safety & Protection	1.9	—	(2)	2	—

Agriculture - PTOI of $861 million increased $179 million compared to the same quarter last year. Higher seed input costs and increased operating costs resulting from unfavorable weather conditions were more than offset by sales growth and lower charges incurred related to Imprelis® herbicide claims. Agriculture sales increased 7 percent from higher global pricing for seeds and increased demand for insecticides and fungicides. Second quarter 2013 and second quarter 2012 PTOI included charges of $80 million and $265 million, respectively, related to Imprelis® herbicide claims.

Year-to-date PTOI of $2.3 billion increased $0.4 billion, despite higher seed input costs, on sales growth and lower charges incurred related to Imprelis® herbicide claims. Agriculture sales increased 11 percent driven by seed price gains and volume growth, reflecting strong corn seed sales in North America and insecticide and fungicide volumes in North America and Latin America. Year-to-date 2013 PTOI and year-to-date 2012 PTOI included charges of $115 million and $315 million, respectively, related to Imprelis® herbicide claims.

Electronics & Communications - PTOI of $95 million declined $126 million due primarily to the absence of a $122 million gain recorded in second quarter 2012 related to the sale of the company's interest in an equity method investment, as well as lower sales volume in photovoltaics, partially offset by $20 million of income from an organic light emitting diode (OLED) technology licensing agreement realized during second quarter 2013. Sales volumes were impacted as share gains were more than offset by lower usage of materials per photovoltaic module and reduced selling prices, primarily from pass-through of lower metals prices.

Year-to-date PTOI of $144 million declined $136 million due primarily to the absence of a $122 million gain recorded in second quarter 2012 related to the sale of the company's interest in an equity method investment, as well as lower sales volume in photovoltaics, partially offset by $20 million of income from an OLED technology licensing agreement realized during second quarter 2013. Sales volumes were impacted as share gains were more than offset by lower usage of materials per photovoltaic module and reduced selling prices, primarily from pass-through of lower metals prices.

Industrial Biosciences - PTOI of $43 million was up 2 percent on higher sales for Sorona® polymer for carpeting partially offset by lower enzyme demand for ethanol production, primarily in the U.S., and animal nutrition, which was impacted by the avian flu outbreak in China.

Year-to-date PTOI of $84 million was up 4 percent on increased demand and higher margins for Sorona® polymer for carpeting partially offset by lower enzyme demand for U.S. ethanol production.

Nutrition & Health - PTOI of $61 million decreased $44 million due primarily to higher guar inventory costs, lower enablers product line volume, one-time costs associated with harmonizing systems and processes, and growth investments. Volumes reflect both general market softness in Europe and Asia and unseasonably cool weather in North America and Europe.

Year-to-date PTOI of $137 million decreased $47 million due largely to higher guar inventory costs, partially offset by pricing gains and increased demand for probiotics.

Performance Chemicals - PTOI of $264 million was $330 million lower, due primarily to price declines in the titanium dioxide market. Lower prices for refrigerants and fluoropolymers, coupled with higher operating costs also contributed to lower PTOI. Titanium dioxide volume was up 12 percent year over year and 18 percent on a sequential basis.

Year-to-date PTOI of $515 million was $650 million lower, due largely to price declines in the titanium dioxide market and lower prices and reduced volume in fluoropolymers.

Performance Materials - PTOI of $336 million decreased 2 percent due primarily to a combination of lower selling prices and negative currency impact, partially offset by higher volume. Volume growth in the automotive and packaging markets was partially offset by continued softness in the industrial and electronics markets.

Year-to-date PTOI of $628 million increased 1 percent due primarily to higher volume partially offset by lower selling prices and negative currency. Volume growth in packaging markets was partially offset by weak demand in the European automotive market, and continued softness in the industrial and electronics markets.

Safety & Protection - PTOI of $172 million decreased $9 million as higher volume and productivity gains were offset by weaker sales mix and an unfavorable currency impact. Higher volume reflects increased demand for U.S. ballistics military protection, protective garments, and construction products.

Year-to-date PTOI of $310 million decreased $30 million due primarily to weaker sales mix and unfavorable currency, as well as lower plant utilization, partially offset by higher volume in industrial and automotive markets.

Pharmaceuticals - Second quarter PTOI was $18 million, including certain one-time benefits, compared to $16 million in the same period last year. Year-to-date PTOI of $22 million compared to $43 million in the prior year reflects the expiration of the patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	June 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$6,896	$4,407
Total debt	14,080	11,740

Total debt at June 30, 2013 was $14.1 billion, an increase of $2.4 billion from $11.7 billion at December 31, 2012.  The increase was primarily due to the issuance in the first quarter 2013 of $1,250 million of 2.80% Notes due February 15, 2023 and $750 million of 4.15% Notes due February 15, 2043 and an increase in short-term borrowings, partially offset by debt maturities during the six months ended June 30, 2013.

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term debt obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries. The company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at June 30, 2013 can be considered reinvested indefinitely. The company has access to approximately $4.3 billion in unused credit lines with several major financial institutions as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $2.6 billion for the six months ended June 30, 2013 compared to cash used for operating activities of $1.1 billion during the same period last year. The $1.5 billion change was primarily due to lower cash earnings and higher working capital within the Agriculture segment.

Cash provided by other operating charges and credits, net for the six months ended June 30, 2013 totaled $0.2 billion, essentially unchanged from the same period last year. Other operating charges and credits - net primarily consists of expenses related to pension plans as well as reclassifications of items whose cash effects are investing or financing activities.

Cash provided by investing activities was $4.1 billion for the six months ended June 30, 2013 compared to cash used for investing activities of $0.1 billion for the same period last year. The $4.2 billion change was primarily due to the proceeds received from the sale of the Performance Coatings business. See Note 2 to the interim Consolidated Financial Statements for additional information.

Purchases of property, plant and equipment for the six months ended June 30, 2013 totaled $0.8 billion, a slight increase from the same period last year.

Cash provided by financing activities was $1.0 billion for the six months ended June 30, 2013 compared to cash provided by financing activities of $1.2 billion for the same period last year. The $0.2 billion decrease was due primarily to an increase in the repurchase of common stock, partially offset by a reduction in payments for noncontrolling interest.

	Six Months Ended
	June 30,
(Dollars in millions)	2013	2012
Cash used for operating activities	$(2,631)	$(1,117)
Purchases of property, plant and equipment	(757)	(696)
Free cash flow	$(3,388)	$(1,813)

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

Dividends paid to shareholders during the six months ended June 30, 2013 totaled $0.8 billion. In April 2013, the Board of Directors declared a second quarter common stock dividend of $0.45 per share, a 5 percent dividend increase over the January 2013 dividend. The second quarter dividend was the company's 435th consecutive quarterly dividend since the company's first dividend in the fourth quarter 1904.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares as of June 30, 2013. See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information.

In February 2012, the company paid $400 million for the purchase of shares of common stock. The shares were received and retired in May 2012. See Note 10 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 33 of the company's 2012 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2012 can be found on page 33 of the company's 2012 Annual Report. The company's contractual obligations at June 30, 2013 have increased approximately $4.3 billion versus prior year-end. The increase is primarily due to the issuance of $2.0 billion in debt during the first quarter 2013 as well as the technology license agreement discussed below.

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

The company's total contractual obligations for license agreements as of June 30, 2013 are as follows:

		Payments Due In
(Dollars in millions)	Total at June 30, 2013	Remainder 2013	2014 - 2015	2016 - 2017	2018 and beyond
License agreements	$2,235	$85	$605	$595	$950

PFOA
Further to the discussion under “PFOA” on page 37 of the company's 2012 Annual Report and Note 9 to the interim Consolidated Financial Statements:

DuPont has made considerable progress on its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible, and as of the second quarter 2013 has already achieved this goal for fluoropolymer resins. In addition, the company continues to make progress toward eliminating the use of PFOA in the manufacture of certain raw materials for perfluoroelastomer parts and some fluoroelastomers.

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

As of June 30, 2013, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall 2011 relating primarily to the management of certain materials in the facility's waste water treatment system. These negotiations continue.

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

DuPont (Australia) Pty Limited
The New South Wales Environmental Protection Authority (NSWEPA) alleges that 2011 dust particulate emissions from a DuPont (Australia) Pty Limited facility caused damage to trees, shrubs, and garden plants. In April 2012, NSWEPA commenced proceedings against DuPont (Australia) Pty Limited and under applicable laws and regulations, fines of up to AUD 1,000,000 (approximately $1,000,000) can be imposed. In July 2013, at the conclusion of NSWEPA's argument, the court dismissed the charges against DuPont.

Item 1A. RISK FACTORS

Further to the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2012 Annual Report:

The company's results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm the company's operations as well as the operations of its customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of the company's assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Like most major corporations, DuPont is the target of industrial espionage, including cyber-attacks, from time to time. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to at least certain confidential business information. However, to date, the company has not experienced any financial impact, changes in the competitive environment or business operations that it attributes to these attacks. Although management does not believe that the company has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that it will not suffer such losses in the future. The company actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, the company may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect the company's business, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan.

In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares at an average price of $49.02 per share at a total cost of $1 billion, as of June 30, 2013.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2013:

Month	Total Number of Shares Purchased(2)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Value of Shares that May Yet Be Purchased Under the Program (Dollars in millions)(1),(2)
May	3,459,392	$49.02	3,459,392	$—
Total	3,459,392		3,459,392

[1]	The 2012 $1 billion share buyback plan was completed in the second quarter 2013.

[2]
Shares purchased in May 2013 include the final share delivery amount under the ASR agreement. In February 2013, the Company received 16,938,387 as an initial share delivery under the ASR agreement, which represented 80% of the $1 billion notional amount of the ASR agreement. The average price paid per share and total number of shares purchased as part of the 2012 share buyback plan was determined using the volume-weighted average price of the company's common stock over the term of the ASR agreement. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement under which the company purchased and retired 20.4 million shares at an average price of $49.02 per share at a total cost of $1 billion as of June 30, 2013.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 23, 2013

By:	/s/ Nicholas C. Fanandakis

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

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan.

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

12	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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