Form 10-Q
period 2013-09-30
DUPONT E I DE NEMOURS & CO
filed 2013-10-22
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

The Registrant had 926,103,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 15, 2013.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$7,735	$7,390	$27,987	$27,487
Other income (loss), net	70	(54)	321	251
Total	7,805	7,336	28,308	27,738
Cost of goods sold	5,165	4,779	17,415	16,558
Other operating charges	990	937	2,843	3,064
Selling, general and administrative expenses	774	764	2,740	2,691
Research and development expense	540	521	1,603	1,562
Interest expense	108	116	340	347
Employee separation / asset related charges, net	—	394	—	394
Total	7,577	7,511	24,941	24,616
Income (loss) from continuing operations before income taxes	228	(175)	3,367	3,122
(Benefit from) provision for income taxes on continuing operations	(35)	(135)	687	654
Income (loss) from continuing operations after income taxes	263	(40)	2,680	2,468
Income from discontinued operations after income taxes	25	48	1,997	219
Net income	288	8	4,677	2,687
Less: Net income attributable to noncontrolling interests	3	3	14	24
Net income attributable to DuPont	$285	$5	$4,663	$2,663
Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.28	$(0.05)	$2.87	$2.61
Basic earnings per share of common stock from discontinued operations	0.03	0.05	2.16	0.24
Basic earnings per share of common stock	$0.30	$—	$5.03	$2.85
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.28	$(0.05)	$2.85	$2.58
Diluted earnings per share of common stock from discontinued operations	0.03	0.05	2.14	0.23
Diluted earnings per share of common stock	$0.30	$—	$4.99	$2.82
Dividends per share of common stock	$0.45	$0.43	$1.33	$1.27

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$288	$8	$4,677	$2,687
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	177	189	(46)	(53)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(15)	(6)	(39)	30
Clearance of hedge results to earnings	1	(11)	(27)	(66)
Net revaluation and clearance of cash flow hedges to earnings	(14)	(17)	(66)	(36)
Pension benefit plans:
Net (loss) gain	(4)	(609)	52	(628)
Prior service benefit	62	—	62	22
Reclassifications to net income:
Amortization of prior service cost	2	3	8	10
Amortization of loss	244	222	724	661
Curtailment / settlement loss	—	2	153	2
Pension benefit plans, net	304	(382)	999	67
Other benefit plans:
Net gain (loss)	95	(141)	140	(141)
Prior service benefit	199	857	199	857
Reclassifications to net income:
Amortization of prior service benefit	(48)	(44)	(142)	(104)
Amortization of loss	26	24	51	68
Curtailment / settlement loss (gain)	—	3	(153)	3
Other benefit plans, net	272	699	95	683
Net unrealized (loss) gain on securities	—	(5)	1	(3)
Other comprehensive income, before tax	739	484	983	658
Income tax expense related to items of other comprehensive income	(195)	(126)	(337)	(266)
Other comprehensive income, net of tax	544	358	646	392
Comprehensive income	832	366	5,323	3,079
Less: Comprehensive income attributable to noncontrolling interests	3	3	14	51
Comprehensive income attributable to DuPont	$829	$363	$5,309	$3,028

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$7,005	$4,284
Marketable securities	184	123
Accounts and notes receivable, net	8,298	5,452
Inventories	7,031	7,565
Prepaid expenses	185	204
Deferred income taxes	840	613
Assets held for sale	—	3,076
Total current assets	23,543	21,317
Property, plant and equipment, net of accumulated depreciation (September 30, 2013 - $19,779; December 31, 2012 - $19,085)	12,908	12,741
Goodwill	4,718	4,616
Other intangible assets	5,135	5,126
Investment in affiliates	1,054	1,163
Deferred income taxes	3,739	3,936
Other assets	893	960
Total	$51,990	$49,859
Liabilities and Equity
Current liabilities
Accounts payable	$3,876	$4,853
Short-term borrowings and capital lease obligations	4,204	1,275
Income taxes	442	343
Other accrued liabilities	3,874	5,997
Liabilities related to assets held for sale	—	1,084
Total current liabilities	12,396	13,552
Long-term borrowings and capital lease obligations	10,755	10,465
Other liabilities	13,901	14,687
Deferred income taxes	973	856
Total liabilities	38,025	39,560
Commitments and contingent liabilities
Redeemable noncontrolling interest	65	—
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2013 - 1,013,111,000; December 31, 2012 - 1,020,057,000	304	306
Additional paid-in capital	11,007	10,655
Reinvested earnings	17,020	14,383
Accumulated other comprehensive loss	(8,000)	(8,646)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2013 and December 31, 2012)	(6,727)	(6,727)
Total DuPont stockholders’ equity	13,841	10,208
Noncontrolling interests	59	91
Total equity	13,900	10,299
Total	$51,990	$49,859

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$4,677	$2,687
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	961	1,047
Amortization of intangible assets	255	266
Other operating charges and credits - net	447	907
Gain on sale of business	(2,689)	—
Contributions to pension plans	(246)	(762)
Change in operating assets and liabilities - net	(5,738)	(4,571)
Cash used for operating activities	(2,333)	(426)
Investing activities
Purchases of property, plant and equipment	(1,223)	(1,139)
Investments in affiliates	(43)	(31)
Payments for businesses - net of cash acquired	(133)	(18)
Proceeds from sale of business - net	4,816	—
Proceeds from sales of assets - net	126	175
Net (increase) decrease in short-term financial instruments	(78)	336
Forward exchange contract settlements	82	23
Other investing activities - net	31	(13)
Cash provided by (used for) investing activities	3,578	(667)
Financing activities
Dividends paid to stockholders	(1,242)	(1,191)
Net increase in borrowings	3,204	2,524
Repurchase of common stock	(1,000)	(400)
Proceeds from exercise of stock options	497	520
Payments for noncontrolling interest	—	(447)
Other financing activities - net	3	38
Cash provided by financing activities	1,462	1,044
Effect of exchange rate changes on cash	(81)	(23)
Cash classified as held for sale	—	(96)
Increase / (decrease) in cash and cash equivalents	$2,626	$(168)
Cash and cash equivalents at beginning of period	4,379	3,586
Cash and cash equivalents at end of period	$7,005	$3,418

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

The following line items within the interim Consolidated Income Statements were affected by the change in accounting policy for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013

	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold	$5,165	$5,176	$(11)	$17,415	$17,447	$(32)
Income from continuing operations before income taxes	228	217	11	3,367	3,335	32
(Benefit from) provision for income taxes on continuing operations	(35)	(38)	3	687	678	9
Income from continuing operations after income taxes	263	255	8	2,680	2,657	23
Income from discontinued operations after income taxes	25	25	—	1,997	1,997	—
Net income	$288	$280	$8	$4,677	$4,654	$23

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Basic and diluted earnings per share from continuing operations increased by $0.01 and $0.02 for the three and nine months ended September 30, 2013, respectively, as a result of the above accounting policy change.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012

	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold	$4,779	$4,778	$1	$16,558	$16,549	$9
(Loss) income from continuing operations before income taxes	(175)	(174)	(1)	3,122	3,131	(9)
(Benefit from) provision for income taxes on continuing operations	(135)	(134)	(1)	654	657	(3)
(Loss) income from continuing operations after income taxes	(40)	(40)	—	2,468	2,474	(6)
Income from discontinued operations after income taxes	48	53	(5)	219	227	(8)
Net income	$8	$13	$(5)	$2,687	$2,701	$(14)

Basic and diluted earnings per share from continuing operations decreased by $(0.01) for the nine months ended September 30, 2012, as a result of the above accounting policy change.

Inventory and Stockholder's Equity increased by $143 and $120, respectively, as of January 1, 2012, as a result of the above accounting policy change.

There was no impact on cash used by operating activities as a result of the above change.

Note 2. Discontinued Operations
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,689 ($1,964 net of tax). The gain was recorded in income from discontinued operations after income taxes in the company's interim Consolidated Income Statements for the nine-months ended September 30, 2013.

The results of discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$—	$1,039	$331	$3,178
Income before income taxes	$7	$158	$2,720	$426
(Benefit from) provision for income taxes[1]	(18)	110	723	207
Income from discontinued operations after income taxes	$25	$48	$1,997	$219

[1]
Three and nine months ended September 30, 2012 included expense of $62 to accrue taxes associated with earnings of certain Performance Coatings subsidiaries that were previously considered permanently reinvested as these entities were reclassified as held for sale.

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

Note 3. Employee Separation /Asset Related Charges, Net
2012 Restructuring Program
At September 30, 2013, total liabilities relating to the 2012 restructuring program were $91. A complete discussion of restructuring initiatives is included in the company's 2012 Annual Report in Note 3, "Employee Separation/Asset Related Charges, Net".

Account balances for the 2012 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges[1]	Total
Balance at December 31, 2012	$154	$7	$161
Payments	(66)	(3)	(69)
Net translation adjustment	(1)	—	(1)
Balance as of September 30, 2013	$87	$4	$91

[1]	Other non-personnel charges consist of contractual obligation costs.

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
In connection with the matters discussed above, at September 30, 2012, the company had long-lived assets with a remaining net book value of approximately $125 accounted for at fair value on a nonrecurring basis after initial recognition. These nonrecurring fair value measurements were determined using level 3 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, "Summary of Significant Accounting Policies".

Note 4.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cozaar®/Hyzaar® income	$—	$9	$14	$48
Royalty income	35	21	122	84
Interest income	34	27	106	87
Equity in earnings of affiliates, excluding exchange gains/losses	28	11	14	42
Gain on sale of equity method investment	—	—	9	122
Net gain on sales of other assets	7	1	17	11
Net exchange losses[1]	(101)	(130)	(55)	(161)
Miscellaneous income and expenses, net [2]	67	7	94	18
Other income (loss), net	$70	$(54)	$321	$251

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the interim Consolidated Income Statements. The $(55) net exchange loss for the nine months ended September 30, 2013, includes a $(33) exchange loss, associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, generally includes interest items, certain insurance recoveries and litigation settlements, and other items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 5.  Income Taxes
In the third quarter 2013, the company recorded a tax benefit of $35 on continuing operations pre-tax income of $228. The benefit included $58 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2013, the company recorded a tax provision on continuing operations of $687, including $8 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was a $33 tax benefit related to an enacted foreign tax law change, a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions partially offset by $49 of tax expense related to a change in accrual for a prior year tax position and $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

In the third quarter 2012, the company recorded a tax benefit of $135 on the pre-tax loss from continuing operations of $175. The benefit included $71 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2012, the company recorded a tax provision on continuing operations of $654, including $48 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations after income taxes attributable to DuPont	$260	$(43)	$2,666	$2,444
Preferred dividends	(3)	(3)	(8)	(8)
Income (loss) from continuing operations after income taxes available to DuPont common stockholders	$257	$(46)	$2,658	$2,436

Income from discontinued operations after income taxes	$25	$48	$1,997	$219

Net income available to common stockholders	$282	$2	$4,655	$2,655

Denominator:
Weighted-average number of common shares outstanding - Basic	925,645,000	931,737,000	925,548,000	933,227,000
Dilutive effect of the company’s employee compensation plans[1]	7,360,000	8,789,000	6,994,000	9,297,000
Weighted-average number of common shares outstanding - Diluted	933,005,000	940,526,000	932,542,000	942,524,000

[1]
Dilutive effect of the company's employee compensation plans are excluded from calculation of dilutive loss per share of common stock from continuing operations for the three months ended September 30, 2012.

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average number of stock options	—	12,631,000	3,461,000	12,035,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2013 compared to the same period last year was primarily due to changes in the company’s average stock price.

Note 7. Inventories

	September 30, 2013	December 31, 2012
Finished products	$3,857	$4,449
Semi-finished products	2,443	2,407
Raw materials, stores and supplies	1,323	1,313
	7,623	8,169
Adjustment of inventories to a last-in, first-out (LIFO) basis	(592)	(604)
Total	$7,031	$7,565

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 8.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the nine months ended September 30, 2013.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,844	$(397)	$1,447	$1,847	$(330)	$1,517
Patents	531	(164)	367	525	(127)	398
Purchased and licensed technology	2,021	(1,140)	881	1,929	(1,016)	913
Trademarks	57	(31)	26	57	(29)	28
Other [1]	221	(107)	114	206	(98)	108
	4,674	(1,839)	2,835	4,564	(1,600)	2,964

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	71	—	71	62	—	62
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	1,053	—	1,053	975	—	975
Trademarks/tradenames	870	—	870	819	—	819
	2,300	—	2,300	2,162	—	2,162
Total	$6,974	$(1,839)	$5,135	$6,726	$(1,600)	$5,126

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $62 and $255 for the three and nine months ended September 30, 2013, respectively, and $62 and $247 for the three and nine months ended September 30, 2012, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2013 and each of the next five years is approximately $52, $348, $366, $318, $187 and $181, respectively, which are primarily reported in cost of goods sold.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At September 30, 2013 and December 31, 2012, the company had directly guaranteed $502 and $535, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 44 percent of the $320 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at September 30, 2013:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$187	$132	$319
Leases on equipment and facilities (terms up to 4 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms less than 2 years)	181	1	182
Total	$368	$134	$502

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Imprelis®
The company has received claims and has been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. Sales of Imprelis® were suspended in August 2011 and the product was last applied during the 2011 spring application season. The lawsuits seeking class action status have been consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania.

In February 2013, the court granted preliminary approval of a class action settlement. The settlement incorporates the company's existing claims process and provides certain additional relief. The proposed settlement class includes affected property owners and lawn care companies who do not "opt out" of the settlement. As part of the settlement, DuPont will pay about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. The settlement notification process began on March 25, 2013 and ended on June 28, 2013 which was also the last day to “opt out” of the settlement or file a new claim. The final approval hearing was held on September 27, 2013 and on October 17, 2013, the court issued an order approving the settlement. In addition, about 125 individual actions encompassing about 400 claims for property damage have been filed in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions remain stayed pending further action by the court.

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

At September 30, 2013, DuPont had recorded charges of $930, within other operating charges, to resolve these claims. The three months ended September 30, 2013 included net charges of $40, consisting of a $65 charge offset by $25 of insurance recoveries. The nine months ended September 30, 2013 included net charges of $155, consisting of charges of $180 offset by $25 of insurance recoveries received in the third quarter 2013. The three and nine months ended September 30, 2012 included charges of $125 and $440, respectively. The company currently estimates that total charges could be about $1,200; however, there is a high degree of uncertainty. Predicting the impact of Imprelis® on living organisms and how those organisms may react over time as well as variability regarding the extended warranty period under the class action settlement are significant factors driving the uncertainty of future charges. Imprelis® was applied throughout the United States and the ability of any particular species of tree to naturally recover over time may be different depending on the property's geography and associated climate. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The company has begun to receive payment from its insurance carriers and continues to seek recovery although the timing and outcome remain uncertain.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At September 30, 2013, DuPont has accruals of $15 related to the PFOA matters discussed below.

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

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2013, 45 lawsuits alleging personal injury and 2 lawsuits alleging wrongful death from exposure to PFOA in drinking water are pending in federal court in Ohio and West Virginia. This is an increase in pending cases of 1 and 21 over the second quarter 2013 and year end 2012, respectively. These cases have been consolidated for discovery purposes in multi-district litigation in Ohio federal court. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Titanium Dioxide Antitrust Litigation
In February 2010, two suits were filed in Maryland federal district court alleging conspiracy among DuPont, Huntsman International LLC, Kronos Worldwide Inc., Millenium Inorganics Chemicals Inc. and others to fix prices of titanium dioxide sold in the United States between March 2002 and the present. The cases were subsequently consolidated and in August 2012, the court certified a class consisting of United States customers that have directly purchased titanium dioxide since February 1, 2003.

During the third quarter 2013, DuPont and plaintiffs agreed to settle this matter, subject to court approval. In connection therewith, the company has recorded charges of $72, within other operating charges, at September 30, 2013. The settlement explicitly acknowledges that DuPont denies all allegations and does not admit liability. The court has preliminarily approved the settlement and scheduled the final approval hearing for November 25, 2013.
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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2013, the Condensed Consolidated Balance Sheet included a liability of $456, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of September 30, 2013.

Redeemable Noncontrolling Interest
On July 31, 2013, the company acquired a controlling interest in Pannar Seed Pty. Ltd (Pannar). As part of the acquisition, the minority shareholders of Pannar have the right, at any time, to exercise a put option requiring the company to purchase the remaining equity interest at a price based on a specified formula. Due to this redemption feature, the minority shareholders interest is classified outside of Stockholders’ equity under the caption “Redeemable noncontrolling interest” in the Condensed Consolidated Balance Sheet. At September 30, 2013, the carrying amount of the Redeemable noncontrolling interest approximates the estimated redemption value. In October 2013, the company received notice that the minority shareholders exercised their put option. As the exercise does not result in a change in control of Pannar, the exercise of the put option will be accounted for as an equity transaction during the fourth quarter.
Note 10.  Stockholders’ Equity
Share Repurchase Program
In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1,000 share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares.

During the nine months ended September 30, 2012, the company paid $400 for the purchase and receipt of shares of common stock. During 2012, the company purchased and retired 7.8 million shares in connection with this agreement. These purchases completed the 2001 $2,000 share buyback plan and began purchases under the 2011 $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of September 30, 2013. There is no required completion date for the purchases under the 2011 plan.

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

Other Comprehensive Income
A summary of the changes in other comprehensive income for the three and nine months ended September 30, 2013 and 2012 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	September 30, 2013			September 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$177	$—	$177	$189	$—	$189
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(15)	6	(9)	(6)	1	(5)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	1	—	1	(9)	5	(4)	Net sales
Commodity contracts	—	—	—	(2)	—	(2)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(14)	6	(8)	(17)	6	(11)
Pension benefit plans:
Net loss	(4)	—	(4)	(609)	185	(424)	See (2) below
Prior service benefit	62	(22)	40	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service cost	2	—	2	3	(1)	2	See (3) below
Amortization of loss	244	(83)	161	222	(75)	147	See (3) below
Curtailment loss	—	—	—	2	(1)	1	See (3) below
Pension benefit plans, net	304	(105)	199	(382)	108	(274)
Other benefit plans:
Net gain (loss)	95	(34)	61	(141)	51	(90)	See (2) below
Prior service benefit	199	(69)	130	857	(299)	558	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(48)	16	(32)	(44)	16	(28)	See (3) below
Amortization of loss	26	(9)	17	24	(9)	15	See (3) below
Curtailment loss	—	—	—	3	(1)	2	See (3) below
Other benefit plans, net	272	(96)	176	699	(242)	457
Net unrealized loss on securities	—	—	—	(5)	2	(3)
Other comprehensive income	$739	$(195)	$544	$484	$(126)	$358

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended			Affected Line Item in Consolidated Income Statements[1]
	September 30, 2013			September 30, 2012
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(46)	$—	$(46)	$(53)	$—	$(53)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(39)	15	(24)	30	(14)	16	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(2)	1	(1)	(20)	7	(13)	Net sales
Commodity contracts	(25)	10	(15)	(46)	21	(25)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(66)	26	(40)	(36)	14	(22)
Pension benefit plans:
Net gain (loss)	52	(14)	38	(628)	195	(433)	See (2) below
Prior service benefit	62	(22)	40	22	(8)	14	See (2) below
Reclassifications to net income:
Amortization of prior service cost	8	(2)	6	10	(3)	7	See (3) below
Amortization of loss	724	(247)	477	661	(227)	434	See (3) below
Curtailment loss	1	—	1	2	(1)	1	See (3) below
Settlement loss	152	(45)	107	—	—	—	See (3) below
Pension benefit plans, net	999	(330)	669	67	(44)	23
Other benefit plans:
Net gain (loss)	140	(49)	91	(141)	51	(90)	See (2) below
Prior service benefit	199	(69)	130	857	(299)	558	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(142)	50	(92)	(104)	36	(68)	See (3) below
Amortization of loss	51	(18)	33	68	(24)	44	See (3) below
Curtailment (gain) loss	(154)	54	(100)	3	(1)	2	See (3) below
Settlement loss	1	—	1	—	—	—	See (3) below
Other benefit plans, net	95	(32)	63	683	(237)	446
Net unrealized gain (loss) on securities	1	(1)	—	(3)	1	(2)
Other comprehensive income	$983	$(337)	$646	$658	$(266)	$392

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive (loss) income before reclassifications	(46)	(24)	78	221	—	229
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	591	(158)	—	417
Balance September 30, 2013	$(213)	$(37)	$(8,017)	$265	$2	$(8,000)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2012
Balance January 1, 2012	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
Other comprehensive (loss) income before reclassifications	(53)	15	(444)	467	(2)	(17)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(38)	442	(22)	—	382
Balance September 30, 2012	$(297)	$18	$(8,278)	$171	$1	$(8,385)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $15,490 and $13,015 as of September 30, 2013 and December 31, 2012, respectively. The increase was primarily due to the issuance in the first quarter 2013 of $1,250 of 2.80% Notes due February 15, 2023 and $750 of 4.15% Notes due February 15, 2043 and an increase in short-term borrowings, partially offset by debt maturities and a decrease in the fair value due to changes in market interest rates during the nine months ended September 30, 2013.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2012 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $1,334 and $0 of money market funds (level 1 measurements) as of September 30, 2013 and December 31, 2012, respectively.  The company held $3,697 and $2,026 of other cash equivalents (level 2 measurements) as of September 30, 2013 and December 31, 2012, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	683	1,083
Commodity contracts	168	753
Derivatives not designated as hedging instruments:
Foreign currency contracts	11,611	6,733
Commodity contracts	15	242

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

Fair Value Hedges
Interest Rate Swaps
At September 30, 2013, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$(29)	$29	$3	$41
Additions and revaluations of derivatives designated as cash flow hedges	(9)	(5)	(24)	15
Clearance of hedge results to earnings	1	(6)	(16)	(38)
Ending balance	$(37)	$18	$(37)	$18

At September 30, 2013, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next 12 months is $(30).

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2013	December 31, 2012
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$35	$55
Foreign currency contracts	Accounts and notes receivable, net	3	7
		38	62
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	94	88

Total asset derivatives[3]		$132	$150
Cash collateral[1,2]	Other accrued liabilities	$31	$44

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1	$10
Commodity contracts	Other accrued liabilities	1	—
		2	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	99	76
Commodity contracts	Other accrued liabilities	1	1
		100	77
Total liability derivatives[3]		$102	$87

[1]	Cash collateral held as of September 30, 2013 and December 31, 2012 represents $16 and $13, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of September 30, 2013 and December 31, 2012 represents $15 and $31, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $73 at September 30, 2013 and $40 at December 31, 2012.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended September 30,	2013	2012	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(5)	$—	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(5)	(16)	(1)	13	Net sales
Commodity contracts	(10)	10	—	(2)	Cost of goods sold
	(15)	(6)	(6)	11
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(130)	(221)	Other income (loss), net[4]
Commodity contracts	—	—	(1)	(8)	Cost of goods sold
	—	—	(131)	(229)
Total derivatives	$(15)	$(6)	$(137)	$(218)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Nine Months Ended September 30,	2013	2012	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(20)	$(4)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	11	1	2	20	Net sales
Commodity contracts	(50)	28	25	46	Cost of goods sold
	(39)	29	7	62
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	66	(111)	Other income (loss), net[4]
Commodity contracts	—	—	(9)	(22)	Cost of goods sold
	—	—	57	(133)
Total derivatives	$(39)	$29	$64	$(71)

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and nine months ended September 30, 2013 and 2012, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]
Gain (loss) recognized in other income (loss), net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $29 and $91 for the three months ended September 30, 2013 and 2012, respectively, and $(121) and $(50) for the nine months ended September 30, 2013 and 2012, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment losses of $153. See Note 2 for additional information.

In connection with the announcement of the planned sale of the Performance Coatings business, the company recorded a pension curtailment loss of $2 and re-measured the principal U.S. pension plan and certain other pension plans as of August 31, 2012. In connection with the re-measurement, the company updated the discount rate and expected return on plan assets, assumed at December 31, 2011, from 4.50 percent to 4.10 percent and from 9.00 percent to 8.75 percent, respectively. The curtailment and re-measurement increased the underfunded status of the pension plans and the pre-tax net loss by $609.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$67	$67	$206	$201
Interest cost	272	290	816	882
Expected return on plan assets	(379)	(378)	(1,139)	(1,138)
Amortization of loss	244	222	724	661
Amortization of prior service cost	2	3	8	10
Curtailment loss	—	2	1	2
Settlement loss	—	—	152	—
Net periodic benefit cost	$206	$206	$768	$618

Other Long-Term Employee Benefit Plans
In conjunction with the sale of the Performance Coating business noted above, the company recorded a net $153 settlement and curtailment gain. See Note 2 for additional information.
During the third quarter 2013, the company amended its U.S. parent company retiree life insurance plan for employees retiring on and after January 1, 2015 and subsidiary retiree health care plans. As a result of these changes, the company was required to re-measure the associated plans as of August 31, 2013, which included updating the discount rate assumption to 4.75% from 3.85% assumed at December 31, 2012. The re-measurement and amendment resulted in a net decrease of $294 to the company's other long-term employee benefit obligation, which included an actuarial gain of $95 due to a higher discount rate and prior service benefit of $199.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$7	$9	$23	$28
Interest cost	32	41	98	137
Amortization of loss	26	24	51	68
Amortization of prior service benefit	(48)	(44)	(142)	(104)
Curtailment loss (gain)	—	3	(154)	3
Settlement loss	—	—	1	—
Net periodic benefit cost	$17	$33	$(123)	$132

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

Three Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Pharm-aceuticals	Other	Total
2013
Segment sales	$1,633		$638		$305		$868		$1,720		$1,663		$985		$—	$1	$7,813
Less: Transfers	3		3		3		—		46		22		1		—	—	78
Net sales	1,630		635		302		868		1,674		1,641		984		—	1	7,735
PTOI	(102)	[2]	97		45		81		182	[3]	374		171		5	(112)	741

2012
Segment sales	$1,423		$607		$292		$876		$1,732		$1,614		$934		$—	$2	$7,480
Less: Transfers	—		4		3		—		56		24		3		—	—	90
Net sales	1,423		603		289		876		1,676		1,590		931		—	2	7,390
PTOI	(198)	[2,6]	(99)	[6,7]	37	[6]	64	[6]	410	[6]	230	[6,7]	92	[6]	10	(85)	461

Nine Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Pharm-aceuticals	Other		Total
2013
Segment sales	$9,933		$1,907		$898		$2,601		$5,087		$4,892		$2,909		$—	$5		$28,232
Less: Transfers	10		12		10		—		153		57		3		—	—		245
Net sales	9,923		1,895		888		2,601		4,934		4,835		2,906		—	5		27,987
PTOI	2,240	[2]	241		129		218		697	[3]	1,002		481		27	(276)		4,759

2012
Segment sales	$8,891		$2,079		$880		$2,569		$5,600		$4,913		$2,861		$—	$4		$27,797
Less: Transfers	4		13		8		—		202		74		9		—	—		310
Net sales	8,887		2,066		872		2,569		5,398		4,839		2,852		—	4		27,487
PTOI	1,772	[2,6]	181	[4,6,7]	118	[6]	248	[6]	1,575	[6]	851	[6,7]	432	[6]	53	(385)	[5]	4,845

[1]
As of September 30, 2013, Agriculture net assets were $9,692, an increase of $4,936 from $4,756 at December 31, 2012. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(65) and $(180), offset by $25 of insurance recoveries, during the three and nine months ended September 30, 2013, respectively, and charges of $(125) and $(440) during the three and nine months ended September 30, 2012, respectively, recorded in other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

[3]	Included a $(72) charge related to the titanium dioxide antitrust litigation. See Note 9 for additional information.

[4]	Included a $122 gain recorded in other income, net related to the sale of the company's interest in an equity method investment.

[5]	Included a $(137) charge recorded in other operating charges related to the company's settlement of litigation with INVISTA.

[6]
Included a $(93) restructuring charge impacting the following segments: Agriculture - $(3), Electronics & Communications - $(7), Industrial Biosciences - $(3), Nutrition & Health - $(13), Performance Chemicals - $(3), Performance Materials - $(9), and Safety & Protection - $(55).

[7]
Included a $(242) impairment charge recorded in employee separation/asset related charges, net related to asset groupings, which impacted the segments as follows: Electronics & Communications - $(150) and Performance Materials - $(92). See Note 3 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total segment PTOI	$741	$461	$4,759	$4,845
Non-operating pension and other postretirement employee benefit costs	(142)	(157)	(415)	(507)
Net exchange losses, including affiliates	(101)	(130)	(55)	(161)
Corporate expenses	(162)	(233)	(582)	(708)
Interest expense	(108)	(116)	(340)	(347)
Income (loss) from continuing operations before income taxes	$228	$(175)	$3,367	$3,122

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Ability to protect and enforce the company's intellectual property rights; and

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses.

For additional information on these and other risks and factors that could affect our forward-looking statements, see Part II, Item 1A of this report and the company's Risk Factors set forth under Part I, Item 1A of the company's 2012 Annual Report.

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

Acquisition of Pannar Seed Pty. Ltd
On July 31, 2013, the company acquired a controlling interest in Pannar Seed Pty. Ltd (Pannar). The results of the acquisition are included with the Agriculture segment. See Note 9 to the interim Consolidated Financial Statements for more information.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended September 30, 2013:

•	Net sales were $7.7 billion, 5 percent above prior year, with 9 percent higher volume offsetting 3 percent lower local prices and 1 percent negative currency impact.

•
Agriculture sales grew 15 percent driven by increased insecticide volumes and higher seed prices in Latin America. The sales growth, lower Imprelis® herbicide claims, and the benefit of increased ownership in Pannar reduced the segment's third quarter PTOI seasonal loss to $102 million.

•
Total segment PTOI increased to $0.7 billion from $0.5 billion in the prior year, reflecting improvements in all operating segments excluding Performance Chemicals. The increase was driven by higher volumes, the absence of prior-year charges for employee separation costs and asset impairments, and lower charges related to Imprelis® herbicide claims, partly offset by a $228 million decline in Performance Chemicals PTOI. The decline in Performance Chemicals principally reflects significantly lower global titanium dioxide prices versus prior year.

The following is a summary of the results of continuing operations for the nine months ended September 30, 2013:

•	Net sales of $28.0 billion were up 2 percent with volume up 4 percent principally reflecting increases for Agriculture and a rebound from prior-year lower levels for Performance Chemicals.

•
Agriculture PTOI increased 26 percent to $2.2 billion, driven by volume growth in North America and Latin America, higher pricing from new seed and crop protection products, and lower Imprelis® herbicide claims.

•
Total segment PTOI of $4.8 billion was 2 percent lower reflecting a $0.9 billion decrease in Performance Chemicals PTOI offset by improved results for Electronics & Communications and Performance Materials, in part due to the absence of prior-year restructuring and asset impairment charges.

•	Income from continuing operations after income taxes was $2.7 billion, up 9 percent versus $2.5 billion for the same period last year.

•	Proceeds from the sale of the Performance Coatings segment funded a $1 billion share buyback.

•	Cost productivity gains and restructuring savings are on track to meet full-year targets.

Net Sales
Net sales for the third quarter were $7.7 billion versus $7.4 billion in the prior year, an increase of 5 percent. Sales reflect 9 percent higher volume partly offset by 3 percent lower local prices and 1 percent negative currency impact. Higher volume was primarily driven by increases in Performance Chemicals, Performance Materials and Agriculture. Local prices principally reflect lower Performance Chemicals prices. Currency effect primarily results from a stronger dollar versus the Yen, Indian rupee, and the Brazilian real, partly offset by a weaker dollar versus the Euro. Sales in developing markets increased $0.3 billion, or 11 percent, to $3.1 billion, reflecting increases in developing Asia, Latin America, and developing EMEA, which reflects the acquisition of a controlling interest in Pannar in Africa. The percentage of total company sales in developing markets increased to 40 percent from 38 percent in the prior year. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2013		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2012	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$7.7	5	(3)	(1)	9	—
U.S. & Canada	2.5	3	(1)	—	5	(1)
Europe, Middle East & Africa (EMEA)	1.8	10	(5)	2	10	3
Asia Pacific	2.0	3	(6)	(3)	12	—
Latin America	1.4	4	—	(4)	8	—

Net sales for the nine months ended September 30, 2013 were $28.0 billion versus $27.5 billion in the prior year, an increase of 2 percent. Sales reflect 4 percent higher volume partly offset by 1 percent lower local prices and 1 percent negative currency impact. Higher volume was driven by increases in Agriculture, Performance Chemicals and Performance Materials. Local prices principally reflect lower Performance Chemicals prices. Currency effect primarily results from a stronger dollar versus the Yen, Indian rupee, and the Brazilian real. Sales in developing markets increased $0.5 billion, or 6 percent, to $8.9 billion, principally reflecting increases in developing EMEA and Latin America. The percentage of total company sales in developing markets increased to 32 percent from 31 percent in the prior year.

	Nine Months Ended September 30, 2013		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2012	Local Price	Currency Effect	Volume
Worldwide	$28.0	2	(1)	(1)	4
U.S. & Canada	12.1	4	2	—	2
Europe, Middle East & Africa (EMEA)	6.6	2	(2)	—	4
Asia Pacific	5.8	(4)	(6)	(2)	4
Latin America	3.5	5	—	(3)	8

Other Income (Loss), Net
Other income (loss), net, totaled $70 million for the third quarter 2013, an increase of $124 million compared to $(54) million in the prior year. The increase was due primarily to a $26 million re-measurement gain on equity investment, a $30 million benefit from a joint venture, lower pre-tax net exchange losses of $29 million, a $14 million increase in royalty income, and other miscellaneous income.

Year-to-date, other income, net was $321 million compared to $251 million last year, an increase of $70 million. The increase was due primarily to lower pre-tax net exchange losses of $106 million, a $26 million re-measurement gain on equity investment, a $38 million increase in royalty income, a $30 million benefit from a joint venture and other miscellaneous income, offset by the absence of a $122 million gain recorded in the second quarter 2012 related to the sale of the company's interest in an equity method investment.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $5.2 billion in the third quarter 2013 versus $4.8 billion in the prior year, an 8 percent increase. COGS as a percent of net sales increased 2 percentage points to 67 percent, driven by increased raw material costs, primarily for agricultural inputs and titanium ore.

COGS for the year-to-date was $17.4 billion, an increase of 5 percent versus $16.6 billion in the prior year. COGS as a percent of net sales increased 2 percentage points to 62 percent, driven by increased raw material costs, primarily for agricultural inputs and titanium ore.

Other Operating Charges
Other operating charges totaled $1.0 billion in the third quarter 2013 versus $0.9 billion in the prior year, a 6 percent increase, primarily due to increased manufacturing support and environmental costs.

Other operating charges for the year-to-date were $2.8 billion, a decrease of 7 percent versus $3.1 billion in the prior year, principally due to lower Imprelis® herbicide claims and other litigation charges. See Note 9 to the interim Consolidated Financial Statements for more information related to these matters.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $774 million for the third quarter 2013 versus $764 million in the prior year. The increase was primarily due to increased global commissions and selling and marketing investments in the Agriculture segment. SG&A was approximately 10 percent of net sales for the third quarter 2013 and 2012.

Year-to-date SG&A totaled $2.7 billion in 2013 and 2012, a slight increase year over year, primarily reflecting increased global commissions and selling and marketing investments in the Agriculture segment. SG&A was approximately 10 percent of net sales for the year-to-date 2013 and 2012.

Research and Development Expense (R&D)
R&D totaled $540 million and $521 million for the third quarter 2013 and 2012, respectively. The increase was primarily due to continued growth investments in the Agriculture segment and increases in pre-commercial investment. R&D was approximately 7 percent of net sales for the third quarter 2013 and 2012.

Year-to-date R&D totaled $1.6 billion in 2013 and 2012, a slight increase year over year, reflecting continued growth investment in the Agriculture segment. R&D was approximately 6 percent of net sales for the year-to-date 2013 and 2012.

Interest Expense
Interest expense totaled $108 million in the third quarter 2013, compared to $116 million in 2012. The decrease was due to lower average debt and lower borrowing rates. For the year-to-date, interest expense was $340 million versus $347 million in 2012. The year-to-date decrease was due to lower average debt offset by a higher average borrowing rate.

(Benefit from) Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the third quarter 2013 was a 15.4 percent benefit on pre-tax income from continuing operations as compared to a 77.1 percent benefit on a pre-tax loss from continuing operations in 2012. The change in effective tax rate principally relates to benefits associated with certain U.S. business tax provisions in 2013, the tax impact of certain restructuring and asset impairment charges in the third quarter 2012, as well as geographic mix of earnings.

The company's effective tax rate for the year-to-date was 20.4 percent on pre-tax income from continuing operations as compared to 21.0 percent on pre-tax income from continuing operations in 2012. The lower effective tax rate principally relates to benefits associated with certain U.S. business tax provisions in 2013 and geographic mix of earnings.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Income (Loss) from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for third quarter 2013 was $263 million, versus a loss from continuing operations after income taxes of $40 million in the same period last year. Year-to-date 2013 income from continuing operations after income taxes was $2.7 billion, an increase of 9 percent, compared to $2.5 billion in the same period last year. The increases in both periods are primarily due to the absence of employee separation/asset related charges, net of $394 million in the prior year as well as the reasons noted above.

Segment Reviews
Summarized below are comments on individual segment sales and pre-tax operating income (loss) (PTOI) for the three and nine month periods ended September 30, 2013 compared with the same periods in 2012. Effective January 1, 2013, to better indicate operating performance, the company eliminated the allocation of non-operating pension and other postretirement employee benefit costs from segment pre-tax operating income (loss) (PTOI). Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Certain reclassifications of prior year data have been made to conform to current year classifications. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three and nine month periods ended September 30, 2013 and 2012 is included in Note 13 to the interim Consolidated Financial Statements.

The following table summarizes third quarter and year-to-date 2013 segment sales and related variances versus prior year:

	Three Months Ended
	September 30, 2013		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2012	Price	Volume	Portfolio and Other
Agriculture	$1.6	15	1	10	4
Electronics & Communications	0.6	5	(9)	14	—
Industrial Biosciences	0.3	4	—	4	—
Nutrition & Health	0.9	(1)	1	(1)	(1)
Performance Chemicals	1.7	(1)	(13)	12	—
Performance Materials	1.7	3	(2)	6	(1)
Safety & Protection	1.0	5	—	5	—

	Nine Months Ended
	September 30, 2013		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2012	Price	Volume	Portfolio and Other
Agriculture	$9.9	12	6	6	—
Electronics & Communications	1.9	(8)	(6)	(2)	—
Industrial Biosciences	0.9	2	2	—	—
Nutrition & Health	2.6	1	3	—	(2)
Performance Chemicals	5.1	(9)	(13)	4	—
Performance Materials	4.9	—	(3)	4	(1)
Safety & Protection	2.9	2	(1)	3	—

Agriculture - PTOI seasonal loss of $102 million in third quarter 2013 compared to a seasonal loss of $198 million in the same quarter of last year. The improvement was driven by strong insecticide demand as growers anticipate heavy insect pressure in Latin America, price improvement in seeds, a $26 million gain resulting from the acquisition of a controlling interest in Pannar, and lower charges incurred related to Imprelis® herbicide claims. These benefits were partially offset by higher seed costs reflecting finalization of the northern hemisphere season, continued investment to drive future growth, and a negative currency impact. Third quarter 2013 PTOI included a net charge of $40 million ($65 million charge offset by $25 million of insurance recoveries) related to Imprelis® herbicide claims compared to a charge of $125 million in third quarter 2012.

Year-to-date PTOI of $2.2 billion increased over $0.4 billion, despite higher seed input costs, on sales growth and lower charges incurred related to Imprelis® herbicide claims. Agriculture sales increased 12 percent driven by seed price gains and volume growth, reflecting strong corn sales in North America and insecticide and fungicide volumes in North America and Latin America. Year-to-date 2013 PTOI included net charges of $155 million ($180 million in charges offset by $25 million of insurance recoveries) related to Imprelis® herbicide claims compared to charges of $440 million in year-to-date 2012.

Electronics & Communications - PTOI of $97 million in third quarter 2013 compared to a loss of $99 million in the same quarter of 2012. The increase was due primarily to the absence of a $150 million asset impairment charge recorded in third quarter 2012, as well as higher sales volume, mainly in photovoltaic markets reflecting demand improvement and share gains. Higher volume was offset in part by reduced selling prices, primarily from pass-through of lower metals prices.

Year-to-date PTOI of $241 million increased $60 million due primarily to the absence of a $150 million asset impairment charge recorded in third quarter 2012 and $20 million of income from an OLED technology licensing agreement realized during second quarter 2013, partially offset by the absence of a $122 million gain recorded in 2012 related to the sale of the company's interest in an equity method investment. Sales were down as share gains and improving demand were more than offset by lower usage of materials per photovoltaic module and reduced selling prices, mainly from pass-through of lower metals prices.

Industrial Biosciences - PTOI of $45 million was up $8 million on higher sales of Sorona® polymer for carpeting and apparel and lower costs, partially offset by higher raw material costs.

Year-to-date PTOI of $129 million was up $11 million on pricing gains for Sorona® polymer for carpeting partially offset by lower enzyme demand for U.S. ethanol production.

Nutrition & Health - PTOI of $81 million increased $17 million reflecting productivity improvements, partially offset by higher cost guar inventory and negative currency impact. Third quarter 2012 PTOI included a $13 million restructuring charge related to the 2012 restructuring program.

Year-to-date PTOI of $218 million decreased $30 million due largely to higher cost guar inventory, partially offset by pricing gains.

Performance Chemicals - PTOI of $182 million was $228 million lower as price declines for titanium dioxide, refrigerants, and fluoropolymers, along with higher raw material inventory costs, principally ore costs, more than offset volume increases. Titanium dioxide volume was up 25 percent from third quarter 2012 and essentially flat on a sequential basis. Third quarter 2013 PTOI includes a $72 million charge related to the titanium dioxide antitrust litigation. See Note 9 to the interim Consolidated Financial statements for additional information related to this litigation matter.

Year-to-date PTOI of $697 million was $878 million lower, due largely to price declines in the titanium dioxide market more than offsetting volume increases.

Performance Materials - PTOI of $374 million, which includes a $30 million benefit from a joint venture, increased $144 million due largely to the absence of a $92 million asset impairment charge recorded in third quarter 2012. PTOI improvement from higher volume reflecting increased demand in packaging, automotive, and electronics markets was partially offset by lower selling prices.

Year-to-date PTOI of $1,002 million increased $151 million due largely to the absence of a $92 million asset impairment charge recorded in the prior year. Lower feedstock costs and higher volumes in packaging markets, partially offset by lower selling prices also contributed to higher PTOI.

Safety & Protection - PTOI of $171 million increased $79 million due primarily to higher volume, productivity improvements, and the absence of a $55 million restructuring charge recorded in third quarter 2012 related to the 2012 restructuring program, partially offset by weaker sales mix. Higher volume reflects increased demand for U.S. ballistics military protection, protective garments, and construction products that offset softness in global public sector spending.

Year-to-date PTOI of $481 million increased $49 million due primarily to the absence of a $55 million restructuring charge in the prior year related to the 2012 restructuring program. Higher volume in industrial and automotive markets more than offset weaker sales mix and lower plant utilization.

Pharmaceuticals - Third quarter PTOI was $5 million compared to $10 million in the same period last year. Year-to-date PTOI of $27 million, including certain one-time benefits, compared to $53 million in the prior year. Decreased PTOI reflects the expiration of the patents for Cozaar®/Hyzaar®.

Liquidity & Capital Resources

(Dollars in millions)	September 30, 2013	December 31, 2012
Cash, cash equivalents and marketable securities	$7,189	$4,407
Total debt	14,959	11,740

Total debt at September 30, 2013 was $15.0 billion, an increase of $3.3 billion from $11.7 billion at December 31, 2012.  The increase was primarily due to the issuance in the first quarter 2013 of $1,250 million of 2.80% Notes due February 15, 2023 and $750 million of 4.15% Notes due February 15, 2043 and an increase in short-term borrowings, partially offset by debt maturities during the nine months ended September 30, 2013.

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

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. Cash, cash equivalents and marketable securities provide primary liquidity to support all short-term debt obligations. A substantial majority of the company's cash, cash equivalents and marketable securities is held by foreign subsidiaries. The company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at September 30, 2013 can be considered reinvested indefinitely. The company has access to approximately $4.4 billion in unused credit lines with several major financial institutions as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

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

Summary of Cash Flows
Cash used for operating activities was $2.3 billion for the nine months ended September 30, 2013 compared to cash used for operating activities of $0.4 billion during the same period last year. The $1.9 billion change was primarily due to lower cash from earnings and higher working capital within the Agriculture segment.

The change in other operating charges and credits, net for the nine months ended September 30, 2013 totaled $0.4 billion, a decrease of $0.5 billion from the same period last year. The decrease is primarily due to the absence of asset impairment charges in the third quarter 2013. Other operating charges and credits - net primarily consists of expenses related to pension plans as well as reclassifications of items whose cash effects are investing or financing activities.

Cash provided by investing activities was $3.6 billion for the nine months ended September 30, 2013 compared to cash used for investing activities of $0.7 billion for the same period last year. The $4.3 billion change was primarily due to the proceeds received from the sale of the Performance Coatings business. See Note 2 to the interim Consolidated Financial Statements for additional information.

Purchases of property, plant and equipment for the nine months ended September 30, 2013 totaled $1.2 billion, a slight increase from the same period last year.

Cash provided by financing activities was $1.5 billion for the nine months ended September 30, 2013 compared to cash provided by financing activities of $1.0 billion for the same period last year. The $0.5 billion increase was due primarily to higher borrowings, lower payments for noncontrolling interests partially offset by higher purchases of common stock.

	Nine Months Ended
	September 30,
(Dollars in millions)	2013	2012
Cash used for operating activities	$(2,333)	$(426)
Purchases of property, plant and equipment	(1,223)	(1,139)
Free cash flow	$(3,556)	$(1,565)

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

Dividends paid to shareholders during the nine months ended September 30, 2013 totaled $1.2 billion. In July 2013, the Board of Directors declared a third quarter common stock dividend of $0.45 per share. This dividend is the same as what was paid in the second quarter 2013. With the third quarter dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares. See Note 10 to the interim Consolidated Financial Statements for additional information.

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

Long-term Employee Benefits
The company expects that its pension obligations at year-end 2013 will decrease by about $2-3 billion versus year-end 2012 due to the effect of anticipated rising interest rates on underlying assumptions about the discount rate. However, uncertainties in market circumstances may cause actual discount rates to differ.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2012 can be found on page 33 of the company's 2012 Annual Report. The company's contractual obligations at September 30, 2013 have increased approximately $3.4 billion versus prior year-end. The increase is primarily due to the issuance of $2.0 billion in debt during the first quarter 2013 as well as the technology license agreement discussed below.

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

The company's total contractual obligations for license agreements as of September 30, 2013 are as follows:

		Payments Due In
(Dollars in millions)	Total at September 30, 2013	Remainder 2013	2014 - 2015	2016 - 2017	2018 and beyond
License agreements	$2,171	$21	$605	$595	$950

PFOA
Further to the discussion under “PFOA” on page 37 of the company's 2012 Annual Report and Note 9 to the interim Consolidated Financial Statements:

DuPont has made considerable progress on its commitment to no longer make, use or buy PFOA by 2015, or sooner if possible. As of the second quarter 2013, DuPont had already ceased the manufacture of PFOA and discontinued the use of PFOA for production of fluoropolymer resins. In addition, the company continues to make progress toward eliminating the use of PFOA in the manufacture of certain raw materials for perfluoroelastomer parts and some fluoroelastomers.

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

As of September 30, 2013, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Environmental Proceedings
Belle Plant, West Virginia
In August 2013, the U.S. government initiated an enforcement action alleging that the facility violated certain regulatory provisions of the Clean Air Act (CAA), Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Emergency Planning and Community Right to Know Act (EPCRA). The alleged non-compliance relates to chemical releases between 2006 and 2010, including one release which involved the death of a DuPont employee after exposure to phosgene.  DuPont is in settlement negotiations with the U.S. Environmental Protection Agency (EPA) and the Department of Justice (DOJ).

Chambers Works Plant, Deepwater, New Jersey
In 2010, the government initiated an enforcement action alleging that the facility violated recordkeeping requirements of certain provisions of the CAA and the Federal Clean Air Act Regulations (FCAR) governing Leak Detection and Reporting (LDAR) and that it failed to report emissions of a compound from Chambers Works' waste water treatment facility under EPCRA. The alleged non-compliance was identified by EPA in 2007 and 2009 following separate environmental audits. DuPont is in settlement negotiations with EPA and DOJ.

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall 2011 relating primarily to the management of certain materials in the facility's waste water treatment system. These negotiations continue.

Sabine Plant, Orange, Texas
In June 2012, DuPont began discussions with DOJ and EPA related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009. The discussions primarily involve the management of materials in the facility's waste water treatment system, hazardous waste management and air emissions.

Yerkes Plant, Buffalo, New York
The government alleges that the facility violated recordkeeping requirements of certain provisions of the CAA and the FCAR governing LDAR and that it failed to accurately report emissions under EPCRA. The alleged non-compliance was identified by EPA in 2006 and 2010 following separate environmental audits. DuPont is in settlement negotiations with EPA and DOJ.

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
In July 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®. DuPont and EPA are in discussions.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 22, 2013

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012).

3.2	Company’s Bylaws, as last amended effective August 12, 2013.

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

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

10.6*	Company’s Equity and Incentive Plan as amended August 1, 2013.

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013).

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

Exhibit Number	Description

10.11*	Company's Senior Executive Severance Plan, adopted on August 12, 2013. The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

10.14
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