Form 10-K
period 2013-12-31
DUPONT E I DE NEMOURS & CO
filed 2014-02-05
CIK 30554

2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2013, was approximately $48.4 billion.
        As of January 31, 2014, 927,717,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the Annual Meeting of Stockholders to be held on April 23, 2014.	III

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2014 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont brings world-class science and engineering to the global marketplace in the form of innovative products, materials and services. The company believes that by collaborating with customers, governments, non-governmental organizations and thought leaders it can help find solutions to such global challenges as providing healthy food for people everywhere, decreasing dependence on fossil fuels, and protecting life and the environment. Total worldwide employment at December 31, 2013, was about 64,000 people. The company has operations in more than 90 countries worldwide and about 60 percent of consolidated net sales are made to customers outside the United States of America (U.S.). See Note 21 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

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

On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions.  The company expects to complete the separation about mid-2015.

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

Business Segments
The company consists of 13 businesses which are aggregated into eight reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Materials, Safety & Protection and Pharmaceuticals. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other. Additional information with respect to business segment results is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 21 of this report and Note 22 to the Consolidated Financial Statements.

Agriculture
Agriculture businesses, DuPont Pioneer and DuPont Crop Protection, leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and soy through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for approximately 50 percent of the company's total research and development expense in 2013.

Sales of the company's products in this segment are affected by the seasonality of global agriculture markets and weather patterns. Sales and earnings performance in the Agriculture segment are significantly stronger in the first versus second half of the year reflecting the northern hemisphere planting season. As a result of the seasonal nature of its business, Agriculture's inventory is at its highest level at the end of the calendar year and is sold down in the first and second quarters. Trade receivables in the Agriculture segment are at a low point at year-end and increase through the northern hemisphere selling season to peak at the end of the second quarter.

Pioneer is a world leader in developing, producing and marketing corn hybrid and soybean varieties which improve the productivity and profitability of its customers. Additionally, Pioneer develops, produces and markets canola, sunflower, sorghum, inoculants,

Part I
ITEM 1.  BUSINESS, continued

wheat and rice. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer seed sales amounted to 23 percent, 21 percent and 19 percent of the company's total consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively.

Pioneer's research and development focuses on integrating high yielding germplasm with value added proprietary and/or licensed native and biotechnology traits with local environment and service expertise. Pioneer uniquely develops integrated products for specific regional application based on local product advancement and testing of the product concepts. Research and development in this arena requires long-term commitment of resources, extensive regulatory efforts and collaborations, partnerships and business arrangements to successfully bring products to market. To protect its investment, the business employs the use of patents covering germplasm and native and biotechnology traits in accordance with country laws. Pioneer holds multiple long-term biotechnology trait licenses from third parties as a normal course of business. The biotechnology traits licensed by Pioneer from third parties are contained in a variety of Pioneer crops, including corn hybrids and soybean varieties. The majority of Pioneer’s corn hybrids and soybean varieties sold to customers contain biotechnology traits licensed from third parties under these long term licenses.

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

DuPont Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including forestry and land management. Principle crop protection products are weed control, disease control and insect control offerings. Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. The sales growth of the business' insect control portfolio is led by DuPontTM Rynaxypyr® insecticide, a product that is used across a broad range of core agricultural crops.

The major commodities, raw materials and supplies for the Agriculture segment include: benzene derivatives, other aromatics and carbamic acid related intermediates, copper, corn and soybean seeds, insect control products, natural gas and seed treatments.

Agriculture segment sales outside the U.S. accounted for 54 percent of the segment's total sales in 2013.

Electronics & Communications
Electronics & Communications (E&C) is a leading supplier of differentiated materials and systems for photovoltaics (PV), consumer electronics, displays and advanced printing that enable superior performance and lower total cost of ownership for customers. The segment leverages the company's strong materials and technology base to target attractive growth opportunities in PV materials, circuit and semiconductor fabrication and packaging materials, display materials, packaging graphics, and ink-jet printing. In the growing PV market, E&C continues to be an industry-leading innovator and supplier of metallization pastes and backsheet materials that improve the efficiency and lifetime of solar cells and solar modules. Solar modules, which are made up of solar cells and other materials, are installed to generate power. DuPont is a leading global supplier of materials to the PV industry.

In the displays market, E&C has developed solution-process technology, which it licenses, and a growing range of materials for active matrix organic light emitting diode (AMOLED) television displays. The segment has a portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In consumer electronics, E&C materials add value in the high growth hand-held

Part I
ITEM 1.  BUSINESS, continued

device market of tablets and smart phones. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates and platemaking systems. The segment is investing in new products to strengthen its market leadership position in advanced printing markets. The segment holds a leadership position in black-pigmented inks and is developing new color-pigmented inks for network printing applications.

The major commodities, raw materials and supplies for E&C include: block co-polymers, copper, difluoroethane, hydroxylamine, oxydianiline, polyester film, precious metals and pyromellitic dianhydride.

E&C segment sales outside the U.S. accounted for 82 percent of the segment's total sales in 2013.

Industrial Biosciences
Industrial Biosciences is a leader in developing and manufacturing a broad portfolio of bio-based products. The segment's enzymes add value and functionality to processes and products across a broad range of markets such as animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The result is cost and process benefits, better product performance and improved environmental outcomes. Industrial Biosciences also makes DuPontTM Sorona® PTT renewably sourced polymer for use in carpet and apparel fibers.

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
Industrial Biosciences segment sales outside the U.S. accounted for 56 percent of the segment's total sales in 2013.

Nutrition & Health
Nutrition & Health offers a wide range of sustainable, bio-based ingredients and advanced molecular diagnostic solutions, providing innovative solutions for specialty food ingredients, food nutrition, health and safety. The segment's product solutions include the wide-range of DuPont™ Danisco® food ingredients such as cultures and notably Howaru® probiotics, emulsifiers, texturants, natural sweeteners such as Xivia® and Supro® soy-based food ingredients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including meat, dairy, beverages and bakery segments. Nutrition & Health has research, production and distribution operations around the world.

Nutrition & Health products are marketed and sold under a variety of brand names and are distributed primarily through its direct route to market. The direct route to market focuses on strong customer collaborations and insights with multinational customers and regional customers alike.

The major commodities, raw materials and supplies for the Nutrition & Health segment include: acetyls, citrus peels, glycerin, grain products, guar, locust bean gum, oils and fats, seaweed, soybean, soy flake, sugar and yeast.

Nutrition & Health segment sales outside the U.S. accounted for 68 percent of the segment's total sales in 2013.

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

Part I
ITEM 1.  BUSINESS, continued

DuPont Chemicals and Fluoroproducts is a leading global manufacturer of industrial and specialty fluorochemicals, fluoropolymers and performance chemicals. The business' broad line of products include refrigerants, lubricants, propellants, solvents, fire extinguishants and electronic gases, which cover a wide range of industries and markets. Key brands include DuPontTM Teflon®, Capstone®, Dymel®, OpteonTM yf, Isceon®, Suva®, Vertrel®, Zyron®, Vazo® and Virkon®.

The major commodities, raw materials and supplies for the Performance Chemicals segment include: ammonia, benzene, chlorine, chloroform, fluorspar, hydrofluoric acid, industrial gases, methanol, natural gas, perchloroethylene, petroleum coke, sodium hydroxide, sulfur and titanium ore.

Performance Chemicals segment sales outside the U.S. accounted for 55 percent of the segment's total sales in 2013.

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

In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of Packaging & Industrial Polymers, to Kuraray Co. Ltd. for $543 million, plus the value of the inventories. GLS/Vinyls specializes in interlayers for laminated safety glass and its key brands include SentryGlas® and Butacite® laminate interlayers. The sale is expected to close about mid-2014 pending customary closing conditions, including timing of antitrust clearance.

The major commodities, raw materials and supplies for the Performance Materials segment include: acrylic monomers, adipic acid, butadiene, butanediol, dimethyl terephthalate, ethane, fiberglass, hexamethylenediamine, methanol, natural gas and purified terephthalic acid.

Performance Materials segment sales outside the U.S. accounted for 69 percent of the segment's total sales in 2013.

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

Part I
ITEM 1.  BUSINESS, continued

Sustainable Solutions continues to help organizations worldwide reduce workplace injuries and fatalities while improving operating costs, productivity and quality. Sustainable Solutions is a leader in the safety consulting field, selling training products, as well as consulting services. Additionally, Sustainable Solutions is dedicated to clean air, clean fuel and clean water with offerings that help reduce sulfur and other emissions, formulate cleaner fuels, or dispose of liquid waste. Its goal is to help maintain business continuity and environmental compliance for companies in the refining and petrochemical industries, as well as for government entities. In addition, the business is a leading global provider of process technology, proprietary specialty equipment and technical services to the sulfuric acid industry.

Building Innovations is committed to the building science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its DuPontTM Corian® and Montelli® lines of products which offer durable and versatile materials for residential and commercial purposes. DuPont™ Tyvek® offers industry leading solutions for the protection and energy efficiency of buildings and the business also offers Geotextiles for Professional Landscaping applications.

The major commodities, raw materials and supplies for the Safety & Protection segment include: aluminum trihydrate, benzene, high density polyethylene, isophthaloyl chloride, metaphenylenediamine, methyl methacrylate, paraphenylenediamine, polyester fiber, terephthaloyl chloride and wood pulp.

Safety & Protection segment sales outside the U.S. accounted for 62 percent of the segment's total sales in 2013.

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

Pharmaceuticals' Cozaar®/Hyzaar® income is the sum of two parts: income related to a share of the profits from North American sales and certain markets in Europe, and royalty income derived from worldwide contract net sales linked to the exclusivity term in a particular country. Patents and exclusivity started to expire in prior years and the U.S. exclusivity for Cozaar® ended in April 2010. The worldwide agreement with Merck expired December 31, 2012. The company expects 2014 earnings to be insignificant and will be reported within the Other segment.

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

Intellectual Property
As a science and technology based company, DuPont believes that securing intellectual property is an important part of protecting its research. Some DuPont businesses operate in environments in which the availability and protection of intellectual property rights affect competition. (Information on the importance of intellectual property rights to Pioneer is included in Item 1 Agriculture business discussion beginning on page 2 of this report.)

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

Patents & Trademarks: DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be

Part I
ITEM 1.  BUSINESS, continued

leveraged to align with the company’s strategic priorities within and across segments. At December 31, 2013, the company owned over 24,000 patents with various expiration dates over the next twenty years. In addition to its owned patents, the company owns over 20,000 patent applications.

The company has about 2,140 unique trademarks for its products and services and approximately 21,130 registrations for these trademarks worldwide. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected. The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level.

Research and Development
The company conducts research and development (R&D) at either dedicated research facilities or manufacturing plants. There are eleven major research locations in the U.S. & Canada, with the highest concentration of facilities at our corporate headquarters in the Wilmington, Delaware area. In addition, DuPont has five major research centers in the Asia Pacific region, four major locations in the Europe, Middle East and Africa (EMEA) region and one major location is located in Latin America.

The company’s research and development objectives are to leverage its unique integrated science capabilities to drive revenue and profit growth. DuPont's R&D organization is fully focused on the company's strategic priorities: extending its leadership across the high-value, science-driven segments of the agriculture and food value chains, strengthening its lead as provider of differentiated, high-value advanced industrial materials, and building transformational new bio-based industrial businesses. The company believes that its unique breadth of science, proven R&D engine, broad global reach and deep market penetration are distinctive, competitive advantages that position it to address demands for more and healthier food, decreasing our dependence on fossil fuel, and protecting people and the environment. Each business in the company funds research and development activities that support its business mission, and a central research and development organization supports cross-business and cross-functional growth opportunities. The R&D portfolio is managed by senior research and development personnel to ensure consistency with the business and corporate strategy and to capitalize on the application of emerging science.

The company continues to protect its R&D investment through its intellectual property strategy. See discussion under "Intellectual Property".

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
The company's business and operating results may in the future be adversely affected by global economic conditions, including instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, and other challenges such as the changing financial regulatory environment that could affect the global economy. The company's customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers could experience similar conditions, which could impact their ability to fulfill their obligations to the company. Adversity within capital markets may impact future return on pension assets, thus resulting in greater future pension costs that impact the company's results. Because the company has significant international operations, there are a large number of currency transactions that result from international sales, purchases, investments and borrowings. The company actively manages currency exposures that are associated with net monetary asset positions, committed currency purchases and sales, foreign currency-denominated revenues and other assets and liabilities created in the normal course of business. Future weakness in the global economy and failure to manage these risks could adversely affect the company's results of operations, financial condition and cash flows in future periods.

Changes in government policies and laws could adversely affect the company's financial results.
Sales to customers outside the U.S. constitute about 60 percent of the company's 2013 revenue. The company anticipates that international sales will continue to represent a substantial portion of its total sales and that continued growth and profitability will require further international expansion, particularly in developing markets. Sales from developing markets represent 33 percent of the company's revenue in 2013 and the company's growth plans include focusing on expanding its presence in developing markets. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and profitability.

Price increases for energy and raw materials could have a significant impact on the company's ability to sustain and grow earnings.
The company's manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil, natural gas and raw materials, affect the company's operating results from period to period. In 2013, price increases for energy and raw materials were about $500 million as compared to 2012. Price increases for energy and raw materials were not significant to earnings in 2012 as compared to 2011. Legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, the company enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. The company takes actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company's financial results.

The company's results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm the company's operations as well as the operations of its customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure

Part I
ITEM 1A.  RISK FACTORS, continued

by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of the company's assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Like most major corporations, DuPont is the target of industrial espionage, including cyber-attacks, from time to time. DuPont has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to at least certain confidential business information. However, to date, the company has not experienced any material financial impact, changes in the competitive environment or business operations that it attributes to these attacks. Although management does not believe that the company has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that it will not suffer such losses in the future. The company actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, the company may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect the company's business, financial condition or results of operations.

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

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact our future results.
From time to time, the company evaluates acquisition candidates that may strategically fit its business and/or growth objectives. If DuPont is unable to successfully integrate and develop acquired businesses, the company could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could materially and adversely affect the company’s financial results. DuPont continually reviews its diverse portfolio of assets for contributions to the company’s objectives and alignment with its growth strategy. However, the company may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, DuPont might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings.

In October 2013, DuPont announced its intention to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders. The proposed spin-off is subject to various conditions, complex in nature and may be affected by unanticipated developments or changes in market conditions. Completion of the spin-off will be contingent upon customary closing conditions, including receipt of regulatory approvals.

Market acceptance, government policies, rules or regulations and competition could affect the company's ability to generate sales from products based on biotechnology.
The company is using biotechnology to create and improve products, particularly in its Agriculture and Industrial Biosciences segments. These products enable cost and process benefits, better product performance and improve environmental outcomes to a broad range of products and processes such as seeds, animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The company's ability to generate sales from such products could be impacted by market acceptance as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, including the testing and planting of seeds containing biotechnology traits and the import of commodity grain grown from those seeds. The regulatory environment is lengthy and complex with requirements that can vary by industry and by country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. The ability to satisfy the requirements of regulatory agencies is essential to be able to continue to sell existing products or commercialize new products containing biotechnology traits.

Part I
ITEM 1A.  RISK FACTORS, continued

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
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are over 300 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Total [1]
Asia Pacific	22	10	1	9	6	19	6	73
EMEA	48	3	7	19	4	11	4	96
Latin America	20	—	1	7	1	1	—	30
U.S. & Canada	57	18	7	12	29	19	11	153
	147	31	16	47	40	50	21	352

1.	Sites that are used by multiple segments are included more than once in the figures above.
The company's plants and equipment are well maintained and in good operating condition. The company believes it has sufficient production capacity to meet demand in 2014. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

Sabine Plant, Orange, Texas
In June 2012, DuPont began discussions with DOJ and EPA related to a multimedia inspection that EPA conducted at the Sabine facility in March 2009. The discussions involve the management of materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 70,000 at January 31, 2014.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2013 and 2012 are shown below.

	Market Prices
2013	High	Low	Per Share Dividend Declared
Fourth Quarter	$65.00	$56.46	$0.45
Third Quarter	60.86	52.04	0.45
Second Quarter	57.25	48.21	0.45
First Quarter	50.20	45.11	0.43

2012
Fourth Quarter	$50.96	$41.67	$0.43
Third Quarter	52.33	46.15	0.43
Second Quarter	53.98	46.44	0.43
First Quarter	53.95	45.84	0.41

Issuer Purchases of Equity Securities
There were no purchases of the company's common stock during the three months ended December 31, 2013.

Part II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES, continued

Stock Performance Graph
The following graph presents the cumulative five-year total shareholder return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
DuPont	$100	$141	$218	$207	$211	$314
S&P 500 Index	100	126	146	149	172	228
Dow Jones Industrial Average	100	123	140	152	167	217
The graph assumes that the values of DuPont common stock, the S&P 500 Stock Index and the Dow Jones Industrial Average were each $100 on December 31, 2008 and that all dividends were reinvested.

Part II
ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share)	2013	2012	2011	2010	2009
Summary of operations[1]
Net sales	$35,734	$34,812	$33,681	$27,700	$22,681
Employee separation / asset related charges, net	$114	$493	$53	$(40)	$195
Income from continuing operations before income taxes	$3,489	$3,088	$3,879	$3,259	$1,870
Provision for income taxes on continuing operations	$626	$616	$647	$518	$298
Net income attributable to DuPont	$4,848	$2,755	$3,559	$3,022	$1,690
Basic earnings per share of common stock from continuing operations	$3.07	$2.61	$3.43	$2.98	$1.71
Diluted earnings per share of common stock from continuing operations	$3.04	$2.59	$3.38	$2.94	$1.70
Financial position at year-end[1]
Working capital[2]	$11,017	$7,765	$7,030	$9,733	$7,973
Total assets[3]	$51,499	$49,859	$48,643	$40,470	$38,256
Borrowings and capital lease obligations
Short-term	$1,721	$1,275	$817	$133	$1,506
Long-term	$10,741	$10,465	$11,736	$10,137	$9,528
Total equity	$16,286	$10,299	$9,208	$9,800	$7,719
General[1]
For the year
Purchases of property, plant & equipment and investments in affiliates	$1,940	$1,890	$1,910	$1,608	$1,432
Depreciation	$1,280	$1,319	$1,199	$1,118	$1,144
Research and development expense	$2,153	$2,123	$1,960	$1,650	$1,370
Average number of common shares outstanding (millions)
Basic	926	933	928	909	904
Diluted	933	942	941	922	909
Dividends per common share	$1.78	$1.70	$1.64	$1.64	$1.64
At year-end
Employees (thousands)	64	70	70	60	58
Closing stock price	$64.97	$44.98	$45.78	$49.88	$33.67
Common stockholders of record (thousands)	70	74	78	81	85

1.
Information has been restated to reflect the impact of discontinued operations and change in accounting principle, as applicable. See Note 1, Basis of Presentation and Inventories, to the Consolidated Financial Statements for further information.

2.
At December 31, 2012, working capital included approximately $2.0 billion of net assets related to the Performance Coatings business, of which approximately $1.3 billion was previously considered to be noncurrent and was classified as held for sale as of December 31, 2012. See Note 2 to the Consolidated Financial Statements for further information.

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

•	Ability to protect and enforce the company's intellectual property rights; and

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses, including proposed spin-off of the Performance Chemicals segment.

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 8.

Overview
Purpose DuPont’s businesses serve markets where the increasing demand for more and healthier food, renewably sourced materials and fuels, and advanced industrial materials is creating substantial growth opportunities. The company’s unique combination of sciences, proven R&D engine, broad global reach, and deep market penetration are distinctive competitive advantages that position the company to continue capitalizing on this enormous potential.

Strategy Position DuPont as a higher growth, higher value company, well equipped to drive revenue and profit growth through science-based innovation and the company’s significant competitive advantages with three priorities:

•	Agriculture & Nutrition - extend DuPont’s leadership across the high-value, science-driven segments of the Agriculture and Food value chain;

•	Advanced Materials - strengthen the company’s lead as a provider of differentiated, high-value advanced industrial materials;

•
Industrial Biosciences - build transformational new bio-based businesses by combining DuPont’s world leading science with expertise and resources from the Advanced Materials and Agriculture & Nutrition businesses.

The company is committed to maintain a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Results    Income from continuing operations after taxes increased 16 percent to $2.9 billion. Net sales of $35.7 billion increased 3 percent driven by 5 percent higher volume. Sales grew 6 percent in developing markets, which include China, India, and the countries located in Latin America, Eastern and Central Europe, Middle East, Africa, and Southeast Asia. Sales of new products introduced in the last four years also contributed to sales growth.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Analysis of Operations
Separation of Performance Chemicals On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions.  The company expects to complete the separation about mid-2015.

Divestiture of Performance Coatings On August 30, 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business. In February 2013, the sale was completed resulting in a pre-tax gain of approximately $2.7 billion ($2.0 billion net of tax). The gain was recorded in income from discontinued operations after income taxes in the Consolidated Income Statement for the year ended December 31, 2013.

In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 to the Consolidated Financial Statements for additional information.

Acquisition of Danisco In 2011, the company acquired Danisco in a transaction valued at $6.4 billion, plus net debt assumed of $0.6 billion. As part of this acquisition, DuPont incurred $85 million in transaction related costs during 2011, which were recorded in other operating charges. In 2011, the businesses acquired from Danisco contributed net sales of $1.7 billion and net income attributable to DuPont of $(7) million, which excludes $30 million after-tax ($39 million pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $125 million after-tax ($175 million pre-tax) charge related to the fair value step-up of inventories acquired and sold during 2011. See Note 4 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2013	2012	2011
NET SALES	$35,734	$34,812	$33,681

2013 versus 2012   The table below shows a regional breakdown of 2013 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2013 Net Sales	Percent Change vs. 2012	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$35.7	3	(1)	(1)	5	—
U.S. & Canada	14.8	4	1	—	3	—
EMEA	8.4	4	(2)	1	4	1
Asia Pacific	7.7	(3)	(6)	(3)	6	—
Latin America	4.8	6	—	(3)	9	—

Sales increased 3 percent, reflecting a 5 percent increase in worldwide sales volume with growth in all segments. Local prices were 1 percent lower principally due to a 12 percent decline in Performance Chemicals prices and a pass through of lower precious metals prices for Electronics & Communications. Negative currency impact reflects a weaker Brazilian Real and Indian Rupee, partly offset by a stronger Euro. Sales in developing markets of $11.9 billion improved 7 percent on 10 percent higher volume, and the percentage of total company sales in these markets increased to 33 percent from 32 percent in 2012.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2012 versus 2011 The table below shows a regional breakdown of 2012 consolidated net sales based on location of customers and percentage variances from 2011:

			Percent Change Due to:
(Dollars in billions)	2012 Net Sales	Percent Change vs. 2011	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$34.8	3	4	(2)	(2)	3
U.S. & Canada	14.2	8	6	—	—	2
EMEA	8.1	(1)	3	(6)	(4)	6
Asia Pacific	8.0	(4)	(1)	(1)	(5)	3
Latin America	4.5	11	9	(5)	5	2

Sales increased 3 percent, reflecting a 3 percent net increase from portfolio changes, principally the Danisco acquisition, and 4 percent higher local prices, partly offset by 2 percent lower volume and a 2 percent negative currency impact. The 2 percent decline in worldwide sales volume principally reflects higher Agriculture, Nutrition & Health, and Industrial Biosciences volume, more than offset by lower volume for the other segments combined, particularly Performance Chemicals. Higher local prices were driven principally by increases for seeds, titanium dioxide, and specialty polymers. Currency effect primarily reflects the weaker Euro and Brazilian Real. Sales in developing markets of $11.1 billion improved 6 percent from 2011, and the percentage of total company sales in these markets increased to 32 percent from 31 percent in 2011.

(Dollars in millions)	2013	2012	2011
OTHER INCOME, NET	$410	$498	$742

2013 versus 2012   The $88 million decrease was largely attributable to the absence of a $122 million gain related to the 2012 sale of the company's interest in an equity method investment, the absence of a $117 million gain related to the 2012 sale of a business within the Agriculture segment, partially offset by $87 million lower net pre-tax exchange losses, $27 million increase in interest income, and a $26 million re-measurement gain on an equity investment.

2012 versus 2011   The $244 million decrease was largely attributable to a $228 million reduction of Cozaar®/Hyzaar® income, a decrease of $92 million in equity in earnings of affiliates, and an increase of $69 million in net pre-tax exchange losses, partially offset by a $122 million gain related to the sale of the company's interest in an equity method investment.

Additional information related to the company's other income, net is included in Note 5 to the Consolidated Financial Statements.

(Dollars in millions)	2013	2012	2011
COST OF GOODS SOLD	$22,548	$21,538	$21,264
As a percent of net sales	63%	62%	63%

2013 versus 2012    Cost of goods sold (COGS) increased 5 percent to $22.5 billion, with 4 percent driven by higher sales volume and 1 percent driven by higher product costs. COGS as a percentage of net sales was 63 percent, a 1 percent increase from 2012. The increase in COGS as a percentage of net sales principally reflects the impact of increased costs for raw materials and agriculture inputs versus lower selling prices, coupled with adverse currency impact.

2012 versus 2011    COGS increased 1 percent to $21.5 billion. COGS as a percentage of net sales was 62 percent, a 1 percent decrease from 2011, principally reflecting selling price increases in excess of raw material cost increases.

(Dollars in millions)	2013	2012	2011
OTHER OPERATING CHARGES	$3,838	$4,077	$3,510
As a percent of net sales	11%	12%	10%

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2013 versus 2012    Other operating charges decreased 6 percent to $3.8 billion, principally due to lower Imprelis® herbicide claims, net of insurance recoveries, and other litigation charges. See Note 16 for additional information related to the Imprelis® matter.

2012 versus 2011    Other operating charges increased 16 percent to $4.1 billion. This reflects increased charges of $537 million related to Imprelis® and other litigation matters, partly offset by the absence of prior year charges related to the acquisition of Danisco . See Note 16 for additional information related to the Imprelis® matter.

(Dollars in millions)	2013	2012	2011
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$3,554	$3,527	$3,310
As a percent of net sales	10%	10%	10%

2013 versus 2012    The 2013 increase of $27 million was largely attributable to increased global commissions and selling and marketing investments, primarily in the Agriculture segment, partially offset by cost savings in administrative functions as a result of the 2012 restructuring program.

2012 versus 2011    The 2012 increase of $217 million was due to increased global commissions and selling and marketing investments, primarily in the Agriculture segment, and a full year of selling expense of acquired companies.

(Dollars in millions)	2013	2012	2011
RESEARCH AND DEVELOPMENT EXPENSE	$2,153	$2,123	$1,960
As a percent of net sales	6%	6%	6%

2013 versus 2012    The $30 million increase was primarily attributable to continued growth investments in the Agriculture segment and increases in pre-commercial investment.

2012 versus 2011    The $163 million increase was primarily attributable to a full year of research and development expense from acquired companies and continued growth investments in the Agriculture segment offset by the absence of a $50 million charge for a payment related to a Pioneer licensing agreement in 2011.

(Dollars in millions)	2013	2012	2011
INTEREST EXPENSE	$448	$464	$447

The $16 million decrease in 2013 was due to lower average borrowings. The $17 million increase in 2012 was due primarily to higher average borrowings and lower capitalized interest partially offset by a lower average borrowing rate.

(Dollars in millions)	2013	2012	2011
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$114	$493	$53

The $114 million in charges recorded during 2013 in employee separation / asset related charges, net consisted of a a net $15 million restructuring benefit and a $129 million asset impairment charge discussed below. The net $15 million restructuring benefit consisted of a $24 million benefit associated with prior year restructuring programs offset by a $9 million charge resulting from restructuring actions related to a joint venture within the Performance Materials segment. The majority of the $24 million benefit was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program.

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

The actions related to this plan achieved pre-tax cost savings of more than $300 million in 2013, and is expected to increase to approximately $450 million per year in subsequent years.

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

Asset Impairments
During 2013, the company recorded an asset impairment charge of $129 million to write-down the carrying value of an asset group, within the Electronics & Communications segment, to fair value.

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

Below is a summary of the net impact related to items recorded in employee separation / asset related charges, net:

(Dollars in millions)	2013 (Charges) and Credits	2012 (Charges) and Credits	2011 (Charges) and Credits
Agriculture	$1	$(11)	$—
Electronics & Communications	(131)	(159)	—
Industrial Biosciences	1	(3)	(9)
Nutrition & Health	6	(49)	(14)
Performance Chemicals	(2)	(36)	—
Performance Materials	(6)	(104)	(2)
Safety & Protection	4	(58)	—
Other	5	11	(28)
Corporate expenses	8	(84)	—
Total (Charges) Credits	$(114)	$(493)	$(53)

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

(Dollars in millions)	2013	2012	2011
PROVISION FOR INCOME TAXES ON CONTINUING OPERATIONS	$626	$616	$647
Effective income tax rate	17.9%	19.9%	16.7%

In 2013, the company recorded a tax provision on continuing operations of $626 million, reflecting a marginal increase from 2012. The decrease in the 2013 effective tax rate compared to 2012 was primarily due to geographic mix of earnings, in addition to benefits associated with certain U.S. business tax provisions in 2013.

In 2012, the company recorded a tax provision on continuing operations of $616 million, reflecting a marginal decrease from 2011. The increase in the 2012 effective tax rate compared to 2011 was primarily due to geographic mix of earnings, in addition to benefits associated with certain U.S. business tax provisions in 2011.

See Note 6 to the Consolidated Financial Statements for additional details related to the provision for income taxes on continuing operations, as well as items that significantly impact the company's effective income tax rate.

(Dollars in millions)	2013	2012	2011
INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	$2,863	$2,472	$3,232

Income from continuing operations after income taxes for 2013 was $2.9 billion compared to $2.5 billion in 2012 and $3.2 billion in 2011. The changes between periods were due to the reasons noted above.

Corporate Outlook
The company expects 2014 sales and earnings will reflect continuing improvement in global industrial production, lower agricultural input costs, and a slightly stronger average exchange value for the U.S. dollar. In addition, the company’s market position and results will continue to benefit from market driven innovation and productivity.

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

A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for 2013, 2012 and 2011 is included in Note 22 to the Consolidated Financial Statements. Segment PTOI and PTOI margins include certain items which management believes are significant to understanding the segment results discussed below.  See Note 22 to the Consolidated Financial Statements for details related to these items.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

AGRICULTURE

(Dollars in millions)	2013	2012	2011
Segment sales	$11,739	$10,426	$9,166
PTOI	$2,132	$1,669	$1,566
PTOI margin	18%	16%	17%

	2013	2012
Change in segment sales from prior period due to:
Price	5%	6%
Volume	7%	8%
Portfolio / Other	1%	—%
Total change	13%	14%

2013 versus 2012    Sales growth was principally driven by higher global seed prices and volumes, increased global insecticide and fungicide volumes, and the benefit of increased ownership in Pannar Seed (Pty) Ltd, slightly offset by negative currency. Growth in seeds reflects strong corn sales in North America and Brazil. Increased insecticide volumes were driven by demand for Rynaxypyr®, particularly in Latin America to combat heavy insect pressure, while fungicide volume increases were led by demand for picoxytstrobin in North America and Latin America.

2013 PTOI and PTOI margin increased on sales growth, lower charges incurred related to Imprelis® herbicide claims, and earlier seed shipments, partially offset by higher seed input costs of about $350 million, $108 million of negative currency impact, and the absence of a $117 million gain on the sale of a business recorded in 2012. As a result of the earlier timing of seed shipments, representing earlier seed shipments for the Brazil safrinha corn season enabled by recent investments and earlier direct seed shipments to North American farmers, approximately $100 million of PTOI was realized in 2013 versus 2014.

2013 PTOI included net charges of $352 million ($425 million in charges offset by $73 million of insurance recoveries) related to Imprelis® herbicide claims compared charges of $575 million in 2012. See Note 16 to the Consolidated Financial Statements for more information related to the Imprelis® matter.

2012 versus 2011    Pioneer seed sales reflect growth primarily in corn and soybean seeds. Volume increases in all regions reflect increased planted area. Global pricing gains reflect continued penetration of new genetics and trait packages, including the Optimum® AcreMax® Family of integrated and reduced refuge corn hybrids and Optimum® AQUAmaxTM products for improved drought tolerance. Crop Protection sales grew in all regions reflecting volume and price gains from herbicides, insect control products and fungicides, particularly continued strong demand for Rynaxypyr®.

2012 PTOI increased as strong sales and a $117 million gain on the sale of a business more than offset $575 million of charges related to Imprelis®, higher input costs in seeds of about $275 million, $156 million of negative currency, and higher investments in commercial and R&D activities to support growth. 2012 PTOI margin decreased due to increased charges related to Imprelis®. See Note 16 to the Consolidated Financial Statements for more information related to the Imprelis® matter.

Outlook    Sales are expected to be up modestly driven by continued demand and pricing gains. Growth in seeds is anticipated to be driven by pricing gains, largely in North America, and higher global volumes, offset slightly by the earlier timing of seed shipments discussed above. In Crop Protection, the company anticipates demand for Rynaxypyr® to continue, along with launches of Cyazypyr® insecticide and the continued expansion and growth of the fungicide portfolio. Along with sales growth, PTOI and margins are expected to improve benefiting from lower seed input costs compared to 2013 while continuing to make targeted investments for growth.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2013	2012	2011
Segment sales	$2,549	$2,701	$3,173
PTOI	$203	$222	$438
PTOI margin	8%	8%	14%

	2013	2012
Change in segment sales from prior period due to:
Price	(8)%	(4)%
Volume	2%	(11)%
Portfolio / Other	—%	—%
Total change	(6)%	(15)%

2013 versus 2012   Sales declined as share gains and improving photovoltaics demand, offset in part by lower usage of materials per photovoltaic module, were more than offset by lower price. The decline in price largely reflects pass-through of lower metals prices.

2013 PTOI declined as the absence of a $122 million gain related to the sale of an equity method investment recorded in 2012 more than offset volume gains, improved plant utilization, and $20 million of income from an OLED technology licensing agreement realized during 2013. In addition, 2013 PTOI includes a $129 million asset impairment charge compared to a $150 million asset impairment charge recorded in 2012 (see Note 3 to the Consolidated Financial Statements for additional information).

2012 versus 2011    Sales declined on lower volume in PV materials, partially offset by increased demand for smart phones and tablets. Lower price primarily reflects pass-through of lower metals prices.

2012 PTOI decreased on lower volume and a $150 million asset impairment charge, partially offset by a $122 million gain related to the sale of an equity method investment. PTOI margin decreased primarily reflecting lower volume.

Outlook   Sales are expected to be up slightly in 2014 on volume gains largely offset by lower selling prices resulting from lower metals prices. Global installations of photovoltaic modules are expected to increase with mid-teen growth rates compared to 2013, driven by demand for solar energy in China, U.S., and developing markets. Sales into consumer electronics markets will continue to be driven by demand for smartphones and tablets. Earnings are expected to increase moderately as continued volume growth will be offset in part by the impact of lower metals prices.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2013	2012	2011
Segment sales	$1,224	$1,180	$705
PTOI	$170	$159	$2
PTOI margin	14%	13%	—%

	2013	2012
Change in segment sales from prior period due to:
Price	2%	(4)%
Volume	2%	8%
Portfolio / Other	—%	63%
Total change	4%	67%

2013 versus 2012    The sales increase represents higher prices and demand for Sorona® polymer for carpeting and increased demand for enzymes for food, partially offset by lower enzyme demand for U.S. ethanol production.

2013 PTOI and PTOI margin increased slightly reflecting pricing gains and increased demand for Sorona® polymer for carpeting.

2012 versus 2011    Sales were up primarily due to the Danisco enzyme business acquisition. Volume growth reflected strong sales of Sorona® polymer for carpeting, while lower price related to unfavorable currency impact.

2012 PTOI and PTOI margin increased reflecting benefits of the acquisition and the absence of a $70 million charge recorded in 2011 for the fair value step-up of inventories acquired.

Outlook    Sales are expected to increase moderately in 2014, driven by the introduction of new products. Earnings are expected to increase substantially on volume growth, as well as pricing gains.

NUTRITION & HEALTH

(Dollars in millions)	2013	2012	2011
Segment sales	$3,473	$3,422	$2,460
PTOI	$305	$270	$76
PTOI margin	9%	8%	3%

	2013	2012
Change in segment sales from prior period due to:
Price	3%	1%
Volume	—%	3%
Portfolio / Other	(2)%	35%
Total change	1%	39%

2013 versus 2012    Sales were up reflecting global pricing gains and increased demand in specialty proteins, probiotics, and cultures, partially offset by the impact of manufacturing site closures in fourth quarter 2012, lower volume in enablers, and negative currency impact.

2013 PTOI and PTOI margin increased as favorable mix, productivity improvements, and the absence of $49 million in restructuring charges recorded in 2012 more than offset higher cost guar inventory.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

2012 versus 2011    Sales were up primarily due to the Danisco specialty food ingredients business acquisition. Higher volume reflected strong demand for enablers, probiotics and cultures, particularly in North America. Higher local prices more than offset unfavorable currency impact.

2012 PTOI and PTOI margin increased reflecting benefits of the acquisition and the absence of a $112 million charge recorded in 2011 for transaction related costs and the fair value step-up of inventories acquired, partially offset by increased restructuring charges in 2012 as described above.

Outlook   For 2014, sales are expected to increase modestly on volume growth across all product lines. Volume gains, mix enrichment, and productivity improvement, partially offset by growth investments are expected to contribute to earnings improvement.

PERFORMANCE CHEMICALS

(Dollars in millions)	2013	2012	2011
Segment sales	$6,703	$7,188	$7,794
PTOI	$924	$1,778	$2,114
PTOI margin	14%	25%	27%

	2013	2012
Change in segment sales from prior period due to:
Price	(12)%	4%
Volume	5%	(12)%
Portfolio / Other	—%	—%
Total change	(7)%	(8)%

2013 versus 2012    The change in sales due to price was driven principally by price declines for titanium dioxide in all regions, coupled with lower prices for fluoropolymers and refrigerants. Volume growth reflects increased demand for titanium dioxide, which was up 14 percent from 2012.

2013 PTOI and PTOI margin decreased principally on lower selling prices. Volume gains were offset by higher raw material inventory costs, mainly ore costs. 2013 PTOI includes a $72 million charge related to titanium dioxide antitrust litigation (see Note 16 to the Consolidated Financial Statements for additional information) while 2012 PTOI included a $33 million asset impairment charge (see Note 3 to the Consolidated Financial Statements for additional information).

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

Outlook    Sales are expected to be essentially flat with modest improvement in titanium dioxide and fluoropolymer demand offset by the impact of portfolio changes within industrial chemicals. Earnings are expected to improve slightly on higher volume and productivity improvements, partially offset by higher raw material inventory costs, principally ore costs.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

PERFORMANCE MATERIALS

(Dollars in millions)	2013	2012	2011
Segment sales	$6,468	$6,447	$6,815
PTOI	$1,281	$1,121	$1,079
PTOI margin	20%	17%	16%

	2013	2012
Change in segment sales from prior period due to:
Price	(3)%	(2)%
Volume	4%	—%
Portfolio / Other	(1)%	(3)%
Total change	—%	(5)%

2013 versus 2012    Sales were essentially flat as increased demand in packaging and automotive markets was offset by lower selling prices.

2013 PTOI and PTOI margin increased as lower feedstock costs, higher volumes, and the absence of a $92 million asset impairment charge recorded in 2012 (see Note 3 to the Consolidated Financial Statements for additional information) more than offset lower selling prices and negative currency impact.

2012 versus 2011    Lower sales reflected a 3 percent reduction from a portfolio change and lower prices due to unfavorable currency impact. Stable packaging markets and demand improvement in automotive were offset by continued softness in the industrial and electronics markets.

2012 PTOI and PTOI margin increased as lower feedstock costs more than offset a $92 million asset impairment charge noted above, unfavorable currency impact and the absence of a $49 million benefit from the gain on the sale of a business recorded in 2011.

Outlook    Sales and earnings are expected to be essentially flat as modest volume growth is offset by the impact of portfolio changes, principally the expected GLS / Vinyls divestiture (see Note 2 to the Consolidated Financial Statements for additional information), and lower capacity due to a major scheduled maintenance outage at the Orange, Texas ethylene plant.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

SAFETY & PROTECTION

(Dollars in millions)	2013	2012	2011
Segment sales	$3,884	$3,825	$3,934
PTOI	$694	$562	$661
PTOI margin	18%	15%	17%

	2013	2012
Change in segment sales from prior period due to:
Price	(1)%	—%
Volume	3%	(3)%
Portfolio / Other	—%	—%
Total change	2%	(3)%

2013 versus 2012    The sales increase was driven by higher volume reflecting improved demand in industrial markets, protective garments, and construction products which offset softness in global public sector spending.

2013 PTOI and PTOI margin increased on higher volume, primarily in industrial markets, productivity improvements, and the absence of $58 million of restructuring charges recorded in 2012, partially offset by weaker sales mix.

2012 versus 2011    Lower U.S. public sector demand and softness in certain industrial markets, including stalled infrastructure projects in China, was partially offset by higher demand for Sustainable Solutions offerings. Higher local prices were offset by the impact of unfavorable currency.

2012 PTOI and PTOI margin decreased primarily due to $58 million of restructuring charges noted above, unfavorable currency and lower volume.

Outlook    Sales are expected to be up modestly reflecting continued improvement in industrial markets across all businesses. Favorable construction and housing demand will temper anticipated public sector weakness. Earnings are expected to be up moderately, reflecting improving demand, favorable sales mix, and continued productivity gains.

PHARMACEUTICALS

(Dollars in millions)	2013	2012	2011
Segment sales	$—	$—	$—
PTOI	$32	$62	$289

Decreases in PTOI reflect the expiration of certain patents related to Cozaar®/Hyzaar®.

Outlook   Earnings contributions to the company from the collaboration with Merck are expected to be insignificant in 2014 and will be reported within the Other segment.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2013	2012
Cash, cash equivalents and marketable securities	$9,086	$4,407
Total debt	12,462	11,740

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, share repurchases, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings provide excellent access to the capital markets. The company has access to approximately $4.4 billion in unused credit lines with several major financial institutions as additional support to meet short-term liquidity needs and general corporate purposes, including letters of credit.

The company's cash, cash equivalents and marketable securities at December 31, 2013 and 2012 are $9,086 million and $4,407 million, respectively. Cash and cash equivalents at December 31, 2013 include the proceeds received from the sale of the Performance Coatings business. Cash, cash equivalents and marketable securities held outside of the U.S. of $3,889 million and $4,118 million at December 31, 2013 and 2012, respectively, are generally utilized to fund local operating activities and capital expenditure requirements and are expected to support non-U.S. liquidity needs for the next twelve months and the foreseeable future thereafter. The company expects domestic liquidity needs, for at least the next twelve months and the foreseeable future thereafter, will be met through existing cash, cash equivalents and marketable securities held in the U.S. and other funding sources, including cash generated from U.S. operations, asset sales, the ability to access the capital markets, and the company's credit lines. Therefore, the company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at December 31, 2013 can be considered reinvested indefinitely.

The company continually reviews its debt portfolio and occasionally may rebalance it to ensure adequate liquidity and an optimum debt maturity schedule. In 2013, the company issued $1,250 million of 2.80% Notes due February 15, 2023 and $750 million of 4.15% Notes due February 15, 2043.

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A	A-1	Stable
Moody’s Investors Service	A2	P-1	Stable
Fitch Ratings	A	F1	Stable

(Dollars in millions)	2013	2012	2011
Cash provided by operating activities	$3,179	$4,849	$5,152

Cash provided by operating activities decreased $1.7 billion in 2013 compared to 2012 due to lower cash from earnings and higher working capital in the Agriculture segment.  Lower earnings were driven by the absence of 11 months of results from the Performance Coatings business as well as a decline in the Performance Chemicals segment.  Higher working capital in the Agriculture segment was a result of higher trade receivables due to an increase in sales in the fourth quarter 2013 as well as an increase in customer credit sales in Latin America.  In addition the Agriculture segment's working capital was negatively impacted in 2013 as a result of timing differences in when customer prepayments for the 2012 and 2013 growing seasons were collected.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Cash provided by operating activities decreased $303 million in 2012 compared to 2011 due mainly to lower cash from earnings and a $500 million contribution to its principal US pension plan, partially offset by changes in operating assets and liabilities, primarily related to working capital within the Agriculture segment.

Other operating charges and credits primarily consists of expenses related to pension plans as well as reclassifications of items whose cash effects are included in investing or financing activities.

The change in other operating charges and credits, net for 2013 totaled $0.9 billion, a decrease of $0.3 billion from 2012. The decrease is primarily due to lower pension plan charges.

The change in other operating charges and credits, net for 2012 totaled $1.2 billion, an increase of $0.2 billion from 2011. The increase is primarily due to increased pension plan charges.

(Dollars in millions)	2013	2012	2011
Cash provided by (used for) investing activities	$2,945	$(1,346)	$(6,238)

Cash provided by investing activities in 2013 increased $4.3 billion compared to 2012. The change was primarily due to the proceeds received from the sale of the Performance Coatings business. See Note 2 to the Consolidated Financial Statements for additional information.

Cash used for investing activities decreased $4.9 billion in 2012 compared to 2011. The decrease was due mainly to the absence in 2012 of the company's Danisco acquisition in 2011.

Purchases of property, plant and equipment totaled $1.9 billion in 2013 and $1.8 billion in 2012 and 2011. The company expects 2014 purchases of property, plant and equipment to be about the same as 2013.

(Dollars in millions)	2013	2012	2011
Cash (used for) provided by financing activities	$(1,474)	$(2,697)	$403

The $1.2 billion decrease in cash used for financing activities in 2013 was due primarily to higher borrowings and lower payments for noncontrolling interests, partially offset by higher repurchases of common stock.

The $3.1 billion increase in cash used for financing activities in 2012 was due mainly to a decrease in borrowings in 2012 versus an increase in 2011, less cash received from options exercised and the company's increased investment in Solae, LLC in 2012, partially offset by reduced purchases of common stock in 2012 versus 2011.

Dividends paid to common and preferred shareholders were $1.7 billion, $1.6 billion, and $1.5 billion in 2013, 2012, and 2011, respectively. Dividends per share of common stock were $1.78, $1.70, and $1.64 in 2013, 2012, and 2011, respectively. With the first quarter 2014 dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company’s Board of Directors authorized a $5 billion share buyback plan, with $2 billion expected to occur in 2014. This plan will replace the company’s 2011 plan. There is no required completion date for purchases under the 2014 plan.

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

During 2012, the company purchased and retired 7.8 million shares at a total cost of $400 million. These purchases completed the 2001 $2 billion share buyback plan and began purchases under a $2 billion share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 million as of December 31, 2013.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

See Note 17 Consolidated Financial Statements for additional information relating to the above share buyback plans.

During 2011, the company purchased and retired 13.8 million shares at a total cost of $672 million, under the 2001 plan.

(Dollars in millions)	2013	2012	2011
Cash provided by operating activities	$3,179	$4,849	$5,152
Purchases of property, plant and equipment	(1,882)	(1,793)	(1,843)
Free cash flow	$1,297	$3,056	$3,309

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

For further information relating to the change in cash provided by operating activities, see discussion above under cash provided by operating activities.

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

About 77 percent of the company's benefit obligation for pensions and essentially all of the company's other long-term employee benefit obligations are attributable to the benefit plans in the U.S. In the U.S. the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plan's actuary as of the measurement date. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

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

(Dollars in billions)	2013	2012	2011
Market-related value of assets	$15.5	$14.8	$13.9
Fair value of plan assets	16.1	15.1	13.9
For plans other than the principal U.S. pension plan, pension expense is typically determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2013:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$89	$94
Expected rate of return on plan assets	97	(97)

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 34 and in Note 18 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $458 million as of December 31, 2013; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to three times the amount accrued.

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

At December 31, 2013, the company had a deferred tax asset balance of $6.4 billion, net of valuation allowance of $1.8 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 6 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

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

Assessment of the potential impairment of property, plant and equipment, goodwill, other intangible assets and investments in affiliates is an integral part of the company's normal ongoing review of operations. Testing for potential impairment of these assets is significantly dependent on numerous assumptions and reflects management's best estimates at a particular point in time. The dynamic economic environments in which the company's diversified businesses operate, and key economic and business assumptions with respect to projected selling prices, market growth and inflation rates, can significantly affect the outcome of impairment tests. Estimates based on these assumptions may differ significantly from actual results. Changes in factors and assumptions used in assessing potential impairments can have a significant impact on the existence and magnitude of impairments, as well as the time in which such impairments are recognized. In addition, the company continually reviews its diverse portfolio of assets to ensure they are achieving their greatest potential and are aligned with the company's growth strategy. Strategic decisions involving a particular group of assets may trigger an assessment of the recoverability of the related assets. Such an assessment could result in impairment losses. During 2013, the company recorded an asset impairment charge of $129 million to write-down the carrying value of an asset group to fair value. See Note 3 to the Consolidated Financial Statements for additional details related to this charge.

Based on the results of the company's annual goodwill impairment test in 2013, no impairments exist at this time. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.

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

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2013	2014	2015 – 2016	2017 – 2018	2019 and beyond
Long-term debt obligations[1]	$12,392	$1,674	$3,026	$1,361	$6,331
Expected cumulative cash requirements for interest payments through maturity	4,047	429	776	648	2,194
Capital leases[1]	26	3	6	3	14
Operating leases	1,524	288	501	388	347
Purchase obligations[2]
Information technology infrastructure & services	174	108	62	4	—
Raw material obligations	740	512	140	65	23
Utility obligations	295	69	98	39	89
INVISTA-related obligations[3]	1,533	117	282	328	806
Human resource services	62	31	30	1	—
Other	220	153	58	7	2
Total purchase obligations	3,024	990	670	444	920
Other liabilities[1,4]
Workers' compensation	96	14	43	18	21
Asset retirement obligations	63	2	10	4	47
Environmental remediation	458	84	168	67	139
Legal settlements	89	76	5	4	4
License agreements[5]	2,159	326	541	572	720
Other[6]	193	65	29	17	82
Total other long-term liabilities	3,058	567	796	682	1,013
Total contractual obligations[7]	$24,071	$3,951	$5,775	$3,526	$10,819

1.	Included in the Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.	Primarily represents raw material supply obligations.

4.	Pension and other long-term employee benefit obligations have been excluded from the table as they are discussed below within Long-term Employee Benefits.

5.	Primarily represents remaining minimum payments under Pioneer license agreements.

6.	Primarily represents employee-related benefits other than pensions and other long-term employee benefits.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other long-term employee benefits). Approximately 77 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. In January 2012, the company contributed $500 million to its principal U.S. pension plan and no contributions were made in 2011 or 2013. No contributions are expected to be made to the principal U.S. pension plan in 2014. The company expects to make contributions to its principal U.S. pension plan beyond 2014; however, the amount of any contributions is heavily dependent on the future economic environment and investment returns on pension trust assets. U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows.
Funding for each pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans funded status tends to moderate subsequent funding needs. The company contributed $313 million to its pension plans in 2013 and anticipates that it will make approximately $344 million in contributions in 2014 to pension plans other than the principal U.S. pension plan.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $207 million, $261 million and $312 million for 2013, 2012 and 2011, respectively. This amount is expected to be about $224 million in 2014. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

During the third quarter 2012, the company amended its U.S. parent company retiree medical and dental plans for Medicare-eligible pensioners and survivors. Beginning in 2013, the company replaced the coverage for Medicare-eligible plan participants in the company sponsored plans with a new company-funded Health Reimbursement Arrangement (HRA). Medicare-eligible plan participants enrolled in individual health plans in the open market and the company will reimburse their health care expenses with an HRA based on the provisions of the amended plans. As a result of this change, the company's other long-term employee benefit expense was reduced by approximately $120 million and $46 million in 2013 and 2012, respectively. For 2014, the plan amendment is expected to reduce other long-term employee benefit expense by approximately $104 million. Additional information related to these changes in the plans noted above is included in Note 18 to the Consolidated Financial Statements.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2013	2012	2011
Long-term employee benefit plan charges [1]	$1,153	$1,321	$1,134

1.	The long-term employee benefit plan charges relating to discontinued operations was $5, $74 and $72 for 2013, 2012 and 2011, respectively.

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The decrease in long-term employee benefit expense in 2013 is primarily related to the retiree medical and dental plan amendment in 2012 and the Performance Coatings sale, partially offset by lower discount rates. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 30 of this report for additional information on determining annual expense for the principal U.S. pension plan.

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 18 to the Consolidated Financial Statements). For 2014, long-term employee benefits expense from continuing operations is expected to decrease by about $440 million due to higher discount rates at December 31, 2013 and better than expected pension asset returns during 2013.

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

Pre-tax environmental expenses charged to current operations are summarized below:

(Dollars in millions)	2013	2012	2011
Environmental operating costs	$602	$595	$562
Increase in remediation accrual	90	110	92
	$692	$705	$654

About 75 percent of total pre-tax environmental expenses charged to current operations in 2013 resulted from operations in the U.S. The increases in total pre-tax environmental expenses charged to operations were due primarily to increased environmental research activities and acquired businesses. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations.

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2011	$416
Remediation payments	(90)
Increase in remediation accrual	110
Balance at December 31, 2012	$436
Remediation payments	(68)
Increase in remediation accrual	90
Balance at December 31, 2013	$458

Annual expenditures are expected to continue to increase in the near future; however, they are not expected to vary significantly from the range of such expenditures experienced in the past few years. Longer term, expenditures are subject to considerable uncertainty and may fluctuate significantly.

As of December 31, 2013, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 420 sites around the U.S., with active remediation under way at approximately 165 of these sites. In addition, the company has resolved its liability at approximately 175 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at five new sites during 2013 compared with five and six similar notices in 2012 and 2011, respectively.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2013. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Environmental Capital Expenditures
In 2013, the company spent approximately $70 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be approximately $115 million in 2014. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of the company.

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2004, the company reduced its environmental footprint achieving in 2012 reductions of 25 percent in GHG emissions and 12 percent in water consumption versus our 2004 baselines. In addition, in 2012 the company achieved a one percent reduction in energy intensity from non-renewable resources versus a 2010 baseline. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy. About $2 billion of the company's 2012 revenue was generated from sales of products that help direct and downstream customers reduce GHG emissions.

The company is actively engaged in the effort to develop constructive public policies to reduce GHG emissions and encourage lower carbon forms of energy. Such policies may bring higher operating costs as well as greater revenue and margin opportunities.
Legislative efforts to control or limit GHG emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

At the national and regional level, there are existing efforts to address GHG emissions. Several of the company's facilities in the European Union (EU) are regulated under the EU Emissions Trading Scheme. China has begun pilot programs for trading of GHG emissions in selected areas and South Korea will begin to implement its emission trading scheme in 2015. In the EU, U.S. and Japan, policy efforts to reduce the GHG emissions associated with gases used in refrigeration and air conditioning create market opportunities for lower GHG solutions. The current unsettled policy environment in the U.S. adds an element of uncertainty to business decisions particularly those relating to long-term capital investments. If in the absence of federal legislation, states were to implement programs mandating GHG emissions reductions, the company, its suppliers and customers could be competitively disadvantaged by the added costs of complying with a variety of state-specific requirements.

In 2010, EPA launched a phased-in scheme to regulate GHG emissions first from large stationary sources under the existing Clean Air Act permitting requirements administered by state and local authorities. As a result, large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. This type of GHG emissions regulation by EPA, in the absence of or in addition to federal legislation, could result in more costly, less efficient facility-by-facility controls versus a federal program that incorporates policies that provide an economic balance that does not severely distort markets. Differences in regional or national legislation could present challenges in a global marketplace highlighting the need for coordinated global policy action. In 2013 EPA proposed more stringent regulations for new Electric Generating Units (EGU's) that may affect the long term price and supply of electricity. The precise impact is uncertain.

PFOA
The Performance Chemicals segment used a form of PFOA (collectively, perfluorooctanoic acid and its salts, including the ammonium salt) as a processing aid to manufacture some fluoropolymer resins. The Performance Materials segment used PFOA in the manufacture of certain raw materials for perfluoroelastomer parts (and some fluoroelastomers). In the fall of 2002, DuPont began producing rather than purchasing PFOA to support these manufacturing processes. PFOA is not used in the manufacture of fluorotelomers; however, it is an unintended by-product present at trace levels in some fluorotelomer-based products.

PFOA is bio-persistent and has been detected at very low levels in the blood of the general population. Significant scientific research has been and continues to be conducted to understand the exposure routes and potential hazards of PFOA. Regulatory agencies continue to review these studies to evaluate potential regulation.

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

As of the fourth quarter 2013, DuPont had already ceased the manufacture of PFOA and discontinued the use of PFOA for production of fluoropolymer resins as well as for raw materials used in the production of perfluoroelastomer parts and fluoroelastomers. In addition, the company continues to make progress in replacing fluorotelomer-based products with alternative products.

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

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the years ended December 31, 2013, 2012, and 2011, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts:

(Dollars in millions)	2013	2012	2011
Pre-tax exchange loss	$(128)	$(215)	$(146)
Tax benefit	42	73	81
After-tax exchange loss	$(86)	$(142)	$(65)

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

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2013 and 2012, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2013 and 2012. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency and commodity contracts sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2013	2012	2013	2012
Interest rate swaps	$29	$55	$(18)	$(29)
Foreign currency contracts	18	9	(1,000)	(659)
Commodity contracts	(1)	(1)	(2)	(3)

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

The company's sales are not materially dependent on any single customer. As of December 31, 2013, no one individual customer balance represented more than 5 percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

As of December 31, 2013, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2013 (see page F-2).

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Election of Directors," "Governance of the Company-Committees of the Board," "Governance of the Company-Committee Membership," "Section 16(a) Beneficial Ownership Reporting Compliance," and “Stockholder Nominations for Election of Directors.”

The company has adopted a Code of Ethics for its CEO, CFO, and Controller that may be accessed from the company's website at www.dupont.com by clicking on "Investors" and then "Corporate Governance." Any amendments to, or waiver from, any provision of the code will be posted on the company's website at the above address.

Executive Officers of the Registrant
The following is a list, as of February 5, 2014, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	58	2006
Other Executive Officers:
James C. Borel	58	2004
Executive Vice President
Benito Cachinero-Sánchez	55	2011
Senior Vice President - Human Resources
Thomas M. Connelly, Jr.	61	2000
Executive Vice President and Chief Innovation Officer
Nicholas C. Fanandakis	57	2009
Executive Vice President and Chief Financial Officer
Thomas L. Sager	63	2008
Senior Vice President and General Counsel
Mark P. Vergnano	56	2009
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

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed Vice President and General Manager-DuPont Crop Protection later that year. In January 2004, he was named Senior Vice President-DuPont Global Human Resources. He became Group Vice President in 2008 and was named Executive Vice President with responsibility for DuPont Crop Protection and Pioneer in October 2009. In 2011, he assumed responsibility for DuPont Nutrition & Health and in 2014, he assumed responsibility for the company’s sustainability function.

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

Part III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE, continued

Thomas M. Connelly, Jr. joined DuPont in 1977 as a research engineer. Since then, Mr. Connelly has served in various research and plant technical leadership roles, as well as product management and business director roles. Mr. Connelly served as Vice President and General Manager-DuPont Fluoroproducts from 1999 until September 2000, when he was named Senior Vice President and Chief Science and Technology Officer. In June 2006, Mr. Connelly was named Executive Vice President and Chief Innovation Officer. His current responsibilities include Integrated Operations, Science and Technology and leadership of the regions outside of the United States.

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

Mark P. Vergnano joined DuPont in 1980 as a process engineer. He has had several assignments in manufacturing, technology, marketing, sales and business strategy. He has held assignments in various DuPont locations including Geneva, Switzerland. In February 2003 he was named Vice President and General Manager—Nonwovens and Vice President and General Manager—Surfaces and Building Innovations in October 2005. In June 2006, he was named Group Vice President of DuPont Safety & Protection. In October 2009, Mr. Vergnano was appointed Executive Vice President. Mr. Vergnano has responsibility for businesses in the Performance Chemicals segment: DuPont Chemicals & Fluoroproducts and Titanium Technologies. In January 2014, DuPont announced that Mr. Vergnano would focus on activities related to the company’s announced intention to separate Performance Chemicals; DuPont also announced that Mr. Vergnano will become the chief executive officer of the new Performance Chemicals company after separation, which is expected to occur about mid-2015.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Directors' Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report."

Part III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the section entitled "Ownership of Company Stock."

Securities authorized for issuance under equity compensation plans as of December 31, 2013
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	27,171	[1]	$41.58	51,252
Equity compensation plans not approved by security holders	15	[4]	—	—	[5]
Total	27,186		$41.58	51,252

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

4.
Includes 15 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange.

5.
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Governance of the Company-Review and Approval of Transactions with Related Persons" and "Governance of the Company-Corporate Governance Guidelines," "Governance of the Company-Committees of the Board," "Governance of the Company-Committee Membership" and "Election of Directors".

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the section entitled "Ratification of Independent Registered Public Accounting Firm."

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2013	2012	2011
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$243	$292	$326
Additions charged to cost and expenses	72	33	73
Deductions from reserves	(46)	(64)	(107)
Amounts related to the Performance Coatings business	—	(18)	—
Balance at end of period	$269	$243	$292
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,914	$1,971	$1,666
Net charges (benefits) to income tax expense	29	(77)	73
Additions charged to other comprehensive income (loss)	(205)	10	236
Currency translation	26	10	(4)
Balance at end of period	$1,764	$1,914	$1,971

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

The following list of exhibits includes both exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings:

Exhibit Number	Description

3.1	Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K for the year ended December 31, 2012).

3.2	Company’s Bylaws, as last amended effective August 12, 2013 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*	The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009.

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

10.6*	Company’s Equity and Incentive Plan as amended October 23, 2013.

10.7*	Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013).

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

10.11*
Company's Senior Executive Severance Plan, adopted on August 12, 2013 (incorporated by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2013). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

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

Part IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, continued

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

February 5, 2014
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2014
E. J. Kullman

/s/ L. Andreotti	Director	February 5, 2014
L. Andreotti

/s/ R.H. Brown	Director	February 5, 2014
R. H. Brown

/s/ R.A. Brown	Director	February 5, 2014
R. A. Brown

/s/ B.P. Collomb	Director	February 5, 2014
B. P. Collomb

/s/ C.J. Crawford	Director	February 5, 2014
C. J. Crawford

/s/ A.M. Cutler	Director	February 5, 2014
A. M. Cutler

/s/ E.I. du Pont, II	Director	February 5, 2014
E. I. du Pont, II

/s/ M.A. Hewson	Director	February 5, 2014
M. A. Hewson

/s/ L.D. Juliber	Director	February 5, 2014
L. D. Juliber

/s/ L.M. Thomas	Director	February 5, 2014
L. M. Thomas

/s/ P.J. Ward	Director	February 5, 2014
P. J. Ward

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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2013.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 5, 2014

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2013, the Company changed its method of valuing inventory held at a majority of its foreign and certain U.S. locations from the last-in, first-out (LIFO) method to the average cost method.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 5, 2014

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2013	2012	2011
Net sales	$35,734	$34,812	$33,681
Other income, net	410	498	742
Total	36,144	35,310	34,423
Cost of goods sold	22,548	21,538	21,264
Other operating charges	3,838	4,077	3,510
Selling, general and administrative expenses	3,554	3,527	3,310
Research and development expense	2,153	2,123	1,960
Interest expense	448	464	447
Employee separation / asset related charges, net	114	493	53
Total	32,655	32,222	30,544
Income from continuing operations before income taxes	3,489	3,088	3,879
Provision for income taxes on continuing operations	626	616	647
Income from continuing operations after income taxes	2,863	2,472	3,232
Income from discontinued operations after income taxes	1,999	308	367
Net income	4,862	2,780	3,599
Less: Net income attributable to noncontrolling interests	14	25	40
Net income attributable to DuPont	$4,848	$2,755	$3,559
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$3.07	$2.61	$3.43
Basic earnings per share of common stock from discontinued operations	2.16	0.33	0.40
Basic earnings per share of common stock	$5.22	$2.94	$3.82
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$3.04	$2.59	$3.38
Diluted earnings per share of common stock from discontinued operations	2.14	0.33	0.39
Diluted earnings per share of common stock	$5.18	$2.91	$3.77
Dividends per share of common stock	$1.78	$1.70	$1.64

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per share)

For the year ended December 31,	2013	2012	2011
Net income	$4,862	$2,780	$3,599
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	25	77	(457)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(58)	8	10
Clearance of hedge results to earnings	(25)	(65)	96
Net revaluation and clearance of cash flow hedges to earnings	(83)	(57)	106
Pension benefit plans:
Net gain (loss)	3,293	(1,433)	(4,069)
Prior service benefit (cost)	62	22	(2)
Reclassifications to net income:
Amortization of prior service cost	8	13	16
Amortization of loss	957	887	613
Curtailment / settlement loss	153	7	—
Pension benefit plans, net	4,473	(504)	(3,442)
Other benefit plans:
Net gain (loss)	513	(60)	(437)
Prior service benefit (cost)	211	857	(11)
Reclassifications to net income:
Amortization of prior service benefit	(195)	(155)	(121)
Amortization of loss	76	94	60
Curtailment / settlement (gain) loss	(153)	3	—
Other benefit plans, net	452	739	(509)
Net unrealized gain (loss) on securities	1	(2)	2
Other comprehensive income (loss), before tax	4,868	253	(4,300)
Income tax (expense) benefit related to items of other comprehensive income	(1,665)	(121)	1,322
Other comprehensive income (loss), net of tax	3,203	132	(2,978)
Comprehensive income	8,065	2,912	621
Less: Comprehensive income attributable to noncontrolling interests	12	53	22
Comprehensive income attributable to DuPont	$8,053	$2,859	$599

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2013	2012
Assets
Current assets
Cash and cash equivalents	$8,941	$4,284
Marketable securities	145	123
Accounts and notes receivable, net	6,047	5,452
Inventories	8,042	7,565
Prepaid expenses	206	204
Deferred income taxes	775	613
Assets held for sale	228	3,076
Total current assets	24,384	21,317
Property, plant and equipment	32,431	31,826
Less: Accumulated depreciation	19,438	19,085
Net property, plant and equipment	12,993	12,741
Goodwill	4,713	4,616
Other intangible assets	5,096	5,126
Investment in affiliates	1,011	1,163
Deferred income taxes	2,353	3,936
Other assets	949	960
Total	$51,499	$49,859
Liabilities and Equity
Current liabilities
Accounts payable	$5,180	$4,853
Short-term borrowings and capital lease obligations	1,721	1,275
Income taxes	247	343
Other accrued liabilities	6,219	5,997
Liabilities related to assets held for sale	—	1,084
Total current liabilities	13,367	13,552
Long-term borrowings and capital lease obligations	10,741	10,465
Other liabilities	10,179	14,687
Deferred income taxes	926	856
Total liabilities	35,213	39,560
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2013 and 2012:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2013 – 1,014,027,000; 2012 – 1,020,057,000	304	306
Additional paid-in capital	11,072	10,655
Reinvested earnings	16,784	14,383
Accumulated other comprehensive loss	(5,441)	(8,646)
Common stock held in treasury, at cost (Shares: December 31, 2013 and 2012 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	16,229	10,208
Noncontrolling interests	57	91
Total equity	16,286	10,299
Total	$51,499	$49,859

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
2011
Balance January 1, 2011	$237	$301	$9,227	$12,075	$(5,790)	$(6,727)	$477	$9,800
Sale of a majority interest in a consolidated subsidiary							(3)	(3)
Net income				3,559			40	3,599
Other comprehensive income (loss)					(2,960)		(18)	(2,978)
Common dividends ($1.64 per share)				(1,531)			(11)	(1,542)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		7	1,007					1,014
Common stock repurchased						(672)		(672)
Common stock retired		(4)	(127)	(541)		672		—
Balance December 31, 2011	$237	$304	$10,107	$13,552	$(8,750)	$(6,727)	$485	$9,208
2012
Acquisitions of a noncontrolling interest in consolidated subsidiaries			(2)				(386)	(388)
Net income				2,755			25	2,780
Other comprehensive income (loss)					104		28	132
Common dividends ($1.70 per share)				(1,593)			(61)	(1,654)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	627					631
Common stock repurchased						(400)		(400)
Common stock retired		(2)	(77)	(321)		400		—
Balance December 31, 2012	$237	$306	$10,655	$14,383	$(8,646)	$(6,727)	$91	$10,299
2013
Sale of a majority interest in a consolidated subsidiary							(34)	(34)
Acquisitions of a noncontrolling interest in consolidated subsidiaries			4					4
Net income				4,848			14	4,862
Other comprehensive income (loss)					3,205		(2)	3,203
Common dividends ($1.78 per share)				(1,658)			(12)	(1,670)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	628					632
Common stock repurchased						(1,000)		(1,000)
Common stock retired		(6)	(215)	(779)		1,000		—
Balance December 31, 2013	$237	$304	$11,072	$16,784	$(5,441)	$(6,727)	$57	$16,286

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2013	2012	2011
Operating activities
Net income	$4,862	$2,780	$3,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,280	1,376	1,283
Amortization of intangible assets	323	337	277
Other operating charges and credits – net	859	1,185	991
Contributions to pension plans	(313)	(848)	(341)
Gain on sale of business	(2,687)	—	—
(Increase) decrease in operating assets:
Accounts and notes receivable	(883)	114	(360)
Inventories and other operating assets	(526)	(812)	(1,018)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	418	1,037	528
Accrued interest and income taxes	(154)	(320)	193
Cash provided by operating activities	3,179	4,849	5,152
Investing activities
Purchases of property, plant and equipment	(1,882)	(1,793)	(1,843)
Investments in affiliates	(58)	(97)	(67)
Payments for businesses – net of cash acquired	(133)	(18)	(6,459)
Proceeds from sale of business - net	4,841	—	—
Proceeds from sale of assets – net	142	302	214
Net (increase) decrease in short-term financial instruments	(45)	315	2,149
Forward exchange contract settlements	40	(40)	(227)
Other investing activities – net	40	(15)	(5)
Cash provided by (used for) investing activities	2,945	(1,346)	(6,238)
Financing activities
Dividends paid to stockholders	(1,661)	(1,594)	(1,533)
Net increase (decrease) in short-term (less than 90 days) borrowings	16	(200)	185
Long-term and other borrowings:
Receipts	2,013	323	2,539
Payments	(1,312)	(916)	(1,163)
Repurchase of common stock	(1,000)	(400)	(672)
Proceeds from exercise of stock options	536	550	952
Payments for noncontrolling interest	(65)	(470)	—
Other financing activities – net	(1)	10	95
Cash (used for) provided by financing activities	(1,474)	(2,697)	403
Effect of exchange rate changes on cash	(88)	(13)	6
Cash classified as held for sale	—	(95)	—
Increase (decrease) in cash and cash equivalents	4,562	698	(677)
Cash and cash equivalents at beginning of year	4,379	3,586	4,263
Cash and cash equivalents at end of year	$8,941	$4,284	$3,586
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$489	$501	$455
Income taxes	1,323	1,054	527
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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity method. At December 31, 2013, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2013, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements of the company.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation, including separately stating cost of goods sold and other operating charges on the Consolidated Income Statements. In the third quarter 2012, the company signed a definitive agreement to sell its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing and discontinued operations may not equal the total company earnings per share amounts due to rounding. The assets and liabilities of Performance Coatings at December 31, 2012 are presented as held for sale in the Consolidated Balance Sheet. The cash flows and comprehensive income related to Performance Coatings have not been segregated and are included in the Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to Performance Coatings are consistently included in or excluded from the Notes to the Consolidated Financial Statements based on the financial statement line item and period of each disclosure.

In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls). The assets related to GLS/Vinyls at December 31, 2013 are presented as held for sale in the Consolidated Balance Sheet. The sale of GLS/Vinyls does not meet the criteria for discontinued operations and as such, earnings are included in the company’s income from continuing operations.

See Note 2 to the Consolidated Financial Statements for further information relating to the above matters.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Revenue Recognition
The company recognizes revenue when the earnings process is complete. The company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. Substantially all product sales are sold FOB (free on board) shipping point or, with respect to non United States of America (U.S.) customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold in the Consolidated Income Statements. Taxes on revenue-producing transactions are excluded from net sales.

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

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest. The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described below. The company held $5,116 and $0 of money market funds (level 1 measurements) as of December 31, 2013 and 2012, respectively.  The company held $2,256 and $2,026 of other cash equivalents (level 2 measurements) as of December 31, 2013 and 2012, respectively.

Based on observed net asset values and current interest rates for similar investments with comparable credit risk and time to maturity, the fair value of the company's cash equivalents approximates its stated value as of December 31, 2013 and 2012.

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

Inventories
The company's inventories are valued at the lower of cost or market. Elements of cost in inventories include raw materials, direct labor and manufacturing overhead. Stores and supplies are valued at cost or market, whichever is lower; cost is generally determined by the average cost method.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

As of December 31, 2013 and 2012 approximately 50 percent, 25 percent and 25 percent of the company’s inventories were accounted for under the first-in first out (FIFO), last-in first out (LIFO) and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

Change in Accounting Policy
Effective January 1, 2013, the company changed its method of valuing inventory held at a majority of its foreign and certain U.S. locations from the LIFO method to the average cost method. The company believes that the average cost method is preferable to the LIFO method as it more clearly aligns with how the company actually manages its inventory and will improve financial reporting by better matching revenues and expenses, for these inventories. In addition, the change from LIFO to average cost will enhance the comparability of our financial results with our peer companies. As described in the guidance for accounting changes, the comparative Consolidated Financial Statements of prior periods are adjusted to apply the new accounting method retrospectively.

The following line items within the Consolidated Income Statements were affected by the change in accounting policy for the years ended December 31, 2013, 2012 and 2011:

	2013			2012			2011
	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase	As reported	As reported under LIFO	Change: (Decrease)/Increase
Cost of goods sold	$22,548	$22,578	$(30)	$21,538	$21,511	$27	$21,264	$21,362	$(98)
Income from continuing operations before income taxes	3,489	3,459	30	3,088	3,115	(27)	3,879	3,781	98
Provision for income taxes on continuing operations	626	617	9	616	622	(6)	647	626	21
Income from continuing operations after income taxes	2,863	2,842	21	2,472	2,493	(21)	3,232	3,155	77
Income from discontinued operations after income taxes	1,999	1,999	—	308	320	(12)	367	355	12
Net income	$4,862	$4,841	$21	$2,780	$2,813	$(33)	$3,599	$3,510	$89
Income from noncontrolling interest increased by $4 for the year ended December 31, 2011, as a result of the above accounting policy change.

Basic earnings per share from continuing operations increased/(decreased) by $0.02, $(0.02) and $0.08 for the years ended December 31, 2013, 2012 and 2011 respectively, as a result of the above accounting policy change.

Diluted earnings per share from continuing operations increased/(decreased) by $0.02, $(0.02) and $0.08 for the years ended December 31, 2013, 2012 and 2011 respectively, as a result of the above accounting policy change.

Inventory and Stockholder's Equity increased by $91 and $45, respectively, as of January 1, 2011, as a result of the above accounting policy change.

There was no impact on cash provided by operating activities as a result of the above change.

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

Research and Development
Research and development costs are expensed as incurred. Research and development expenses include costs (primarily consisting of employee costs, materials, contract services, research agreements, and other external spend) relating to the discovery and development of new products, enhancement of existing products and regulatory approval of new and existing products.

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

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar or local currency as the functional currency, where applicable. For subsidiaries where the U.S. dollar (USD) is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

2.  DIVESTITURES
Glass Laminating Solutions/Vinyls
In November 2013, DuPont entered into a definitive agreement to sell GLS/Vinyls, a part of Packaging & Industrial Polymers, to Kuraray Co. Ltd. for $543, plus the value of the inventories. The sale is expected to close about mid-2014 pending customary closing conditions, including timing of antitrust clearance.

The assets classified as held for sale at December 31, 2013 related to GLS/Vinyls primarily consist of inventory and property, plant and equipment.

Performance Coatings
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in approximately $4,200 in after-tax proceeds and a pre-tax gain of $2,687 ($1,962 net of tax). The gain was recorded in income from discontinued operations after income taxes in the company's Consolidated Income Statements for the year ended December 31, 2013. The results of discontinued operations are summarized below:

For the year ended December 31,	2013	2012	2011
Net sales	$331	$4,218	$4,280
Income before income taxes	$2,717	$551	$518
Provision for income taxes[1]	718	243	151
Income from discontinued operations after income taxes	$1,999	$308	$367

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
At December 31, 2013, total liabilities related to restructuring activities were $57, primarily relating to the 2012 restructuring program. In addition to the programs discussed below, a charge of $19, which included $9 recorded in employee separation / asset related charges, net and $10 recorded in other income, net, was taken in the fourth quarter 2013. This charge was a result of restructuring actions including employee separation and asset related costs related to a joint venture in the Performance Materials segment.

2012 Restructuring Program
In 2012, the company commenced a restructuring plan to increase productivity, enhance competitiveness and accelerate growth. The plan was designed to eliminate corporate costs previously allocated to the Performance Coatings business as well as utilize additional cost-cutting actions to improve competitiveness. As a result, pre-tax charges of $234 were recorded in employee separation / asset related charges, net. The 2012 charges consisted of $157 of employee separation costs, $8 of other non-personnel charges, and $69 of asset related charges, which included $30 of asset impairments and $39 of asset shut downs.

The 2012 restructuring program charges impacted segment earnings as follows: Agriculture - $11, Electronics & Communications - $9, Industrial Biosciences - $3, Nutrition & Health - $53, Performance Chemicals - $3, Performance Materials - $13, and Safety & Protection - $58, as well as Corporate expenses - $84.

In the fourth quarter 2013, the company recorded a net reduction of $(17) in the estimated costs associated with the 2012 restructuring program. This net reduction was primarily due to lower than estimated individual severance costs and workforce reductions through non-severance programs. The net reduction impacted segment earnings for the year ended December 31, 2013 as follows: Agriculture - $(2), Electronics & Communications - $2, Industrial Biosciences - $(1), Nutrition & Health - $(3), Performance Chemicals - $1, Performance Materials - $(1), and Safety & Protection - $(2), Other - (2), as well as Corporate expenses - $(9).

The actions and payments related to the 2012 restructuring program were substantially complete as of December 31, 2013.

Account balances and activity for the 2012 restructuring program are summarized below:

	Asset Related	Employee Separation Costs	Other Non-Personnel Charges[1]	Total
Charges to income in 2012	$69	$157	$8	$234
Charges to accounts:
Payments	—	(4)	(1)	(5)
Net translation adjustment	—	1	—	1
Asset write-offs and adjustments	(69)	—	—	(69)
Balance as of December 31, 2012	$—	$154	$7	$161
Payments	—	(82)	(5)	(87)
Net translation adjustment	—	(1)	—	(1)
Asset write-offs and adjustments	—	(19)	2	(17)
Balance as of December 31, 2013	$—	$52	$4	$56

1.    Other non-personnel charges consist of contractual obligation costs.

Asset Impairments
In the fourth quarter 2013, as a result of strategic decisions related to the thin film photovoltaic market, and during 2012, as a result of deteriorating conditions in the thin film photovoltaic market, the company determined that impairment triggering events had occurred and that assessments of the asset group related to its thin film photovoltaic modules and systems were warranted. These assessments determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment tests, $129 and $150 of pre-tax impairment charges were recorded during 2013 and 2012, respectively, within the Electronics & Communications segment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

During 2012, as a result of strategic decisions related to deteriorating conditions within a specific industrial chemicals market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to this industrial chemical was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment test, a $33 pre-tax impairment charge was recorded within the Performance Chemicals segment.

During 2012, as a result of deteriorating conditions in an industrial polymer market, the company determined that an impairment triggering event had occurred and that an assessment of the asset group related to this polymer product was warranted. This assessment determined that the carrying value of the asset group exceeded its fair value. As a result of the impairment test, a $92 pre-tax impairment charge was recorded within the Performance Materials segment.

The bases of the fair value for the charges above were calculated utilizing a discounted cash flow approach which included assumptions concerning future operating performance and economic conditions that may differ from actual cash flows. In connection with the matters discussed above, as of December 31, 2013 and 2012, the company had long-lived assets with a remaining net book value of approximately $90 and $150, respectively, accounted for at fair value on a nonrecurring basis after initial recognition. These nonrecurring fair value measurements were determined using level 3 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements.

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

As part of the Danisco acquisition, DuPont incurred $85 in transaction related costs during 2011, which were recorded in other operating charges. In 2011, Danisco contributed net sales of $1,713 and net income attributable to DuPont of $(7), which excludes $30 after-tax ($39 pre-tax) of additional interest expense related to the debt issued to finance the acquisition. Danisco's contributions included a $125 after-tax ($175 pre-tax) charge related to the fair value step-up of inventories acquired and sold during 2011.

5.  OTHER INCOME, NET

	2013	2012	2011
Cozaar®/Hyzaar® income	$14	$54	$282
Royalty income	187	177	189
Interest income	136	109	110
Equity in earnings of affiliates, excluding exchange gains/losses[1]	37	99	191
Gain on sale of equity method investment	9	122	—
Net gains on sales of other assets	25	130	89
Net exchange losses[1]	(128)	(215)	(146)
Miscellaneous income and expenses, net[2]	130	22	27
Other income, net	$410	$498	$742

1.
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains and losses are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $4, $3 and $1 for 2013, 2012 and 2011, respectively. The $(128) net exchange loss for the year ended December 31, 2013, includes a $(33) exchange loss, associated with the devaluation of the Venezuelan bolivar.

2.	Miscellaneous income and expenses, net, generally includes interest items, certain insurance recoveries and litigation settlements, and other items.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

6.  PROVISION FOR INCOME TAXES

	2013	2012	2011
Current tax expense (benefit) on continuing operations:
U.S. federal	$160	$121	$353
U.S. state and local	23	16	(20)
International	677	663	482
Total current tax expense on continuing operations	860	800	815
Deferred tax expense (benefit) on continuing operations:
U.S. federal	(193)	(105)	(143)
U.S. state and local	(65)	(46)	(4)
International	24	(33)	(21)
Total deferred tax (benefit) expense on continuing operations	(234)	(184)	(168)
Provision for income taxes on continuing operations	$626	$616	$647

The significant components of deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013		2012
	Asset	Liability	Asset	Liability
Depreciation	$—	$1,707	$—	$1,696
Accrued employee benefits	3,754	512	5,198	167
Other accrued expenses	818	87	723	65
Inventories	275	151	231	105
Unrealized exchange gains/losses	65	—	—	37
Tax loss/tax credit carryforwards/backs	2,615	—	2,733	—
Investment in subsidiaries and affiliates	189	245	78	92
Amortization of intangibles	109	1,372	58	1,335
Other	316	159	244	265
Valuation allowance	(1,764)	—	(1,914)	—
	$6,377	$4,233	$7,351	$3,762
Net deferred tax asset	$2,144		$3,589

An analysis of the company's effective income tax rate (EITR) on continuing operations is as follows:

	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	0.8	0.1	(0.8)
Domestic operations	(3.2)	(2.3)	(2.5)
Lower effective tax rates on international operations-net[2]	(12.3)	(10.9)	(11.6)
Tax settlements	(0.2)	(2.0)	(0.2)
Sale of a business	—	—	(2.3)
U.S. research & development credit [2]	(2.2)	—	(0.9)
	17.9%	19.9%	16.7%

1.
Principally reflects the impact of non-taxable exchange gains and losses resulting from remeasurement of foreign currency-denominated monetary assets and liabilities. Further information about the company's foreign currency hedging program is included in Note 20 under the heading Foreign Currency Risk.

2.
On January 2, 2013, U.S. tax law was enacted which extended through 2013 (and retroactive to 2012) several expired or expiring temporary business tax provisions. In accordance with GAAP, this extension was taken into account in the quarter in which the legislation was enacted (i.e. first quarter 2013).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Consolidated income from continuing operations before income taxes for U.S. and international operations was as follows:

	2013	2012	2011
U.S. (including exports)	$962	$640	$718
International	2,527	2,448	3,161
	$3,489	$3,088	$3,879

The increase in pre-tax earnings from continuing operations from 2013 to 2012 is primarily driven by higher worldwide sales volume, lower Imprelis® herbicide claims, net of insurance recoveries, and lower employee separation/asset related charges in 2013, partly offset by lower local selling prices and negative currency impact. See Note 16 and Note 3 for additional information relating to Imprelis® claims and employee separation/asset related charges, respectively. In 2013 and 2012, the U.S. recorded exchange gain (loss) associated with the hedging program of $35 and $(157), respectively. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 20 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2013, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,199. Of this amount, $1,009 has no expiration date, $19 expires after 2013 but before the end of 2018 and $171 expires after 2018.

At December 31, 2013, unremitted earnings of subsidiaries outside the U.S. totaling $15,978 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practical to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company and/or its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012	2011
Total unrecognized tax benefits as of January 1	$805	$800	$693
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(28)	(94)	(82)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	76	73	170
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	92	78	79
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(19)	(29)	(6)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(6)	(10)	(32)
Exchange gain (loss)	(19)	(13)	(22)
Total unrecognized tax benefits as of December 31	$901	$805	$800
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$778	$693	$683
Total amount of interest and penalties recognized in the Consolidated Income Statements	$16	$4	$7
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$122	$116	$113

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

7.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2013	2012	2011
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$2,849	$2,447	$3,192
Preferred dividends	(10)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$2,839	$2,437	$3,182

Income from discontinued operations after income taxes	$1,999	$308	$367

Net income available to common stockholders	$4,838	$2,745	$3,549

Denominator:
Weighted-average number of common shares outstanding – Basic	925,984,000	933,275,000	928,417,000
Dilutive effect of the company's employee compensation plans	7,163,000	8,922,000	12,612,000
Weighted average number of common shares outstanding – Diluted	933,147,000	942,197,000	941,029,000

The weighted-average number of common shares outstanding in 2013 decreased as a result of the company's repurchase and retirement of its common stock, partially offset by the issuance of new shares from the company's equity compensation plans. The weighted-average number of common shares outstanding in 2012 increased as a result of the issuance of new shares from the company's equity compensation plans, partially offset by the company's repurchase and retirement of its common stock (see Notes 19 and 17, respectively).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2013	2012	2011
Average number of stock options	2,596,000	12,158,000	4,361,000

The change in the average number of stock options that were antidilutive in 2013 and 2012 was primarily due to changes in the company's average stock price.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

8.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2013	2012
Accounts receivable – trade[1]	$4,575	$4,069
Notes receivable – trade[1,2]	195	131
Other[3]	1,277	1,252
	$6,047	$5,452

1.
Accounts and notes receivable – trade are net of allowances of $269 in 2013 and $243 in 2012. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2013 and 2012, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to Cozaar®/Hyzaar® interests, fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

9.  INVENTORIES

December 31,	2013	2012
Finished products	$4,645	$4,449
Semifinished products	2,576	2,407
Raw materials, stores and supplies	1,360	1,313
	8,581	8,169
Adjustment of inventories to a LIFO basis	(539)	(604)
	$8,042	$7,565

10.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2013	2012
Buildings	$5,283	$5,490
Equipment	24,714	24,090
Land	671	691
Construction	1,763	1,555
	$32,431	$31,826

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

11.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012, by reportable segment:

	Balance as of December 31, 2013	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2012	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2011
Agriculture	$330	$99	$231	$(1)	$232
Electronics & Communications	149	—	149	—	149
Industrial Biosciences	898	8	890	24	866
Nutrition & Health	2,315	1	2,314	(8)	2,322
Performance Chemicals	185	—	185	—	185
Performance Coatings	—	—	—	(809)	809
Performance Materials	388	(13)	401	(3)	404
Safety & Protection	448	2	446	—	446
Total	$4,713	$97	$4,616	$(797)	$5,413

Changes in goodwill in 2013 primarily relate to goodwill associated with an acquisition in the Agriculture segment. Changes in goodwill in 2012 primarily relate to goodwill associated with the Performance Coatings business that was reclassified as held for sale (see Note 2). In 2013 and 2012, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2013			December 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,818	$(393)	$1,425	$1,847	$(330)	$1,517
Patents	519	(160)	359	525	(127)	398
Purchased and licensed technology	1,999	(1,129)	870	1,929	(1,016)	913
Trademarks	43	(17)	26	57	(29)	28
Other[1]	242	(106)	136	206	(98)	108
	4,621	(1,805)	2,816	4,564	(1,600)	2,964
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	43	—	43	62	—	62
Microbial cell factories[2]	306	—	306	306	—	306
Pioneer germplasm[3]	1,050	—	1,050	975	—	975
Trademarks/tradenames	881	—	881	819	—	819
	2,280	—	2,280	2,162	—	2,162
Total	$6,901	$(1,805)	$5,096	$6,726	$(1,600)	$5,126

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $323, $312 and $253 for 2013, 2012 and 2011, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for 2014, 2015, 2016, 2017 and 2018 is $371, $377, $339, $212 and $209, respectively, which are primarily reported in cost of goods sold.

12.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2013	2012
Other loans-various currencies	44	20
Long-term debt payable within one year	1,674	1,252
Capital lease obligations	3	3
	$1,721	$1,275

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings was $1,730 and $1,300 at December 31, 2013 and 2012, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Unused bank credit lines were approximately $4,400 and $4,300 at December 31, 2013 and 2012, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit. Outstanding letters of credit were $352 and $503 at December 31, 2013 and 2012, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2013 and 2012 was 3.0% and 4.8%, respectively. The decrease in the interest rate for 2013 was primarily due to long-term debt maturing within one year.

13.  OTHER ACCRUED LIABILITIES

December 31,	2013	2012
Compensation and other employee-related costs	$1,045	$1,092
Deferred revenue	2,839	2,706
Employee benefits (Note 18)	335	367
Discounts and rebates	328	318
Derivative instruments	105	131
Miscellaneous	1,567	1,383
	$6,219	$5,997

Deferred revenue principally includes advance customer payments within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company's restructuring programs, the estimated value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

14.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2013	2012
U.S. dollar:
Medium-term notes due 2013 – 2041[1,2]	$121	$374
5.00% notes due 2013[2]	—	250
5.00% notes due 2013[2]	—	749
5.875% notes due 2014[2]	170	170
1.75% notes due 2014[2]	400	400
Floating rate notes due 2014[2,3]	600	600
4.875% notes due 2014[2]	500	499
3.25% notes due 2015[4]	1,028	1,054
4.75% notes due 2015	400	400
1.95% notes due 2016	498	497
2.75% notes due 2016	500	499
5.25% notes due 2016	599	599
6.00% notes due 2018[5]	1,361	1,383
5.75% notes due 2019	499	499
4.625% notes due 2020	997	997
3.625% notes due 2021	999	999
4.25% notes due 2021	499	499
2.80% notes due 2023	1,250	—
6.50% debentures due 2028	299	299
5.60% notes due 2036	395	395
4.90% notes due 2041	494	493
4.15% notes due 2043	749	—
Other loans (average interest rate of 4.2 percent)[2]	33	36
Other loans-various currencies[2]	1	2
	12,392	11,693
Less short-term portion of long-term debt	1,674	1,252
	10,718	10,441
Capital lease obligations	23	24
Total	$10,741	$10,465

1.	Average interest rates on medium-term notes at December 31, 2013 and 2012 were 0.0% and 4.0%, respectively.

2.	Includes long-term debt due within one year.

3.	Interest rate on floating rate notes at December 31, 2013 and 2012 was 0.7%.

4.
At December 31, 2013 and 2012, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR (London Interbank Offered Rate). The fair value of outstanding swaps was an asset of $29 and $55 at December 31, 2013 and 2012, respectively.

5.	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85%.

In 2013, the company issued $1,250 of 2.80% Notes due February 15, 2023 and $750 of 4.15% Notes due February 15, 2043.

Maturities of long-term borrowings are $1,429, $1,597, $0 and $1,361 for the years 2015, 2016, 2017 and 2018, respectively, and $6,331 thereafter.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings was $11,130 and $11,715 at December 31, 2013 and 2012, respectively.

15.  OTHER LIABILITIES

December 31,	2013	2012
Employee benefits:
Accrued other long-term benefit costs (Note 18)	$2,530	$3,271
Accrued pension benefit costs (Note 18)	5,575	9,303
Accrued environmental remediation costs	374	353
Miscellaneous	1,700	1,760
	$10,179	$14,687

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2013, the company had directly guaranteed $561 of such obligations. This amount represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 54% of the $376 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2013:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$309	$66	$375
Leases on equipment and facilities (terms up to 5 years)	—	1	1
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	185	—	185
Total	$494	$67	$561

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $288, $262, $239, $208 and $180 for the years 2014, 2015, 2016, 2017 and 2018, respectively, and $347 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $1. Net rental expense under operating leases was $303, $316 and $268 in 2013, 2012 and 2011, respectively.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $63 and $64 at December 31, 2013 and 2012.

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

In February 2013, the court granted preliminary approval of a class action settlement. The settlement incorporates the company's existing claims process and provides certain additional relief. The proposed settlement class includes affected property owners and lawn care companies who do not "opt out" of the settlement. As part of the settlement, DuPont has paid $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. The settlement notification process began on March 25, 2013 and ended on June 28, 2013 which was also the last day to “opt out” of the settlement or file a new claim. The final approval hearing was held on September 27, 2013 and on October 17, 2013, the court issued an order approving the settlement. One class member has appealed the order. In addition, about 125 individual actions encompassing about 400 claims for property damage have been filed in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions remain stayed pending further action by the court.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

At December 31, 2013, DuPont had recorded charges of $1,175, within other operating charges, which represents the company's best estimate of the loss associated with resolving these claims. The year ended December 31, 2013, included net charges of $352, consisting of a $425 charge offset by $73 of insurance recoveries. The years ended December 31, 2012 and 2011, included charges of $575 and $175, respectively. At December 31, 2013, DuPont had accruals of $489 related to these claims. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The company has begun to receive payment from its insurance carriers and continues to seek recovery although the timing and outcome remain uncertain.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2013, DuPont has accruals of $15 related to the PFOA matters discussed below.

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

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At December 31, 2013, eighty-three lawsuits alleging personal injury including five lawsuits alleging wrongful death from exposure to PFOA in drinking water are pending in federal court in Ohio and West Virginia. This is an increase in pending cases of fifty-seven over year end 2012. These cases have been consolidated for discovery purposes in multi-district litigation in Ohio federal court. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

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

During the third quarter 2013, DuPont and plaintiffs agreed to settle this matter, subject to court approval. In connection therewith, the company has recorded charges of $72, within other operating charges, at December 31, 2013. The settlement explicitly acknowledges that DuPont denies all allegations and does not admit liability. The court entered the order granting final approval to the settlement on December 13, 2013. The settlement was paid in January 2014.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2013, the Consolidated Balance Sheet included a liability of $458, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of December 31, 2013.

17.  STOCKHOLDERS' EQUITY
Share Repurchase Program
In January 2014, the company’s Board of Directors authorized a $5,000 share buyback plan that will replace the company’s 2011 plan. There is no required completion date for purchases under the 2014 plan.

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

During 2012, the company purchased and retired 7.8 million shares at a total cost of $400. These purchases completed the 2001 $2,000 share buyback plan and began purchases under a $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company has purchased 5.5 million shares at a total cost of $284 as of December 31, 2013.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2013, 2012 and 2011:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2011	1,004,351,000	(87,041,000)
Issued	22,650,000	—
Repurchased	—	(13,837,000)
Retired	(13,837,000)	13,837,000
Balance December 31, 2011	1,013,164,000	(87,041,000)
Issued	14,671,000	—
Repurchased	—	(7,778,000)
Retired	(7,778,000)	7,778,000
Balance December 31, 2012	1,020,057,000	(87,041,000)
Issued	14,370,000	—
Repurchased	—	(20,400,000)
Retired	(20,400,000)	20,400,000
Balance December 31, 2013	1,014,027,000	(87,041,000)

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Comprehensive Income
A summary of the pre-tax, tax, and after-tax effects of the components of other comprehensive income for the years ended December 31, 2013, 2012, and 2011 is provided as follows:

For the year ended December 31,	2013			2012			2011			Affected Line Item in Consolidated Income Statements[1]
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$25	$—	$25	$77	$—	$77	$(457)	$—	$(457)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(58)	22	(36)	8	(6)	2	10	(5)	5	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(1)	—	(1)	(21)	8	(13)	15	(5)	10	Net sales
Commodity contracts	(24)	10	(14)	(44)	20	(24)	81	(31)	50	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	(83)	32	(51)	(57)	22	(35)	106	(41)	65
Pension benefit plans:
Net gain (loss)	3,293	(1,136)	2,157	(1,433)	437	(996)	(4,069)	1,402	(2,667)	See (2) below
Prior service benefit (cost)	62	(22)	40	22	(8)	14	(2)	—	(2)	See (2) below
Reclassifications to net income:
Amortization of prior service cost	8	(2)	6	13	(4)	9	16	(5)	11	See (3) below
Amortization of loss	957	(331)	626	887	(305)	582	613	(210)	403	See (3) below
Curtailment loss	1	—	1	2	—	2	—	—	—	See (3) below
Settlement loss	152	(45)	107	5	(2)	3	—	—	—	See (3) below
Pension benefit plans, net	4,473	(1,536)	2,937	(504)	118	(386)	(3,442)	1,187	(2,255)
Other benefit plans:
Net gain (loss)	513	(184)	329	(60)	17	(43)	(437)	151	(286)	See (2) below
Prior service benefit (cost)	211	(72)	139	857	(299)	558	(11)	4	(7)	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(195)	69	(126)	(155)	54	(101)	(121)	43	(78)	See (3) below
Amortization of loss	76	(27)	49	94	(33)	61	60	(21)	39	See (3) below
Curtailment (gain) loss	(154)	54	(100)	3	(1)	2	—	—	—	See (3) below
Settlement loss	1	—	1	—	—	—	—	—	—	See (3) below
Other benefit plans, net	452	(160)	292	739	(262)	477	(509)	177	(332)
Net unrealized (loss) gain on securities	1	(1)	—	(2)	1	(1)	2	(1)	1
Other comprehensive income (loss)	$4,868	$(1,665)	$3,203	$253	$(121)	$132	$(4,300)	$1,322	$(2,978)

[1]	Represents the income statement line item within the Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 18 for additional information.

Tax (expense) benefit recorded in Stockholders' Equity was $(1,617), $(70) and $1,365 for the years 2013, 2012 and 2011, respectively. Included in these amounts were tax benefits of $48, $51 and $43 for the years 2013, 2012 and 2011, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income (loss) as shown in the table above.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive income (loss) are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2011
Balance January 1, 2011	$213	$(31)	$(6,032)	$58	$2	$(5,790)
Other comprehensive income (loss) before reclassifications	(457)	12	(2,658)	(293)	1	(3,395)
Amounts reclassified from accumulated other comprehensive income (loss)	—	60	414	(39)	—	435
Balance December 31, 2011	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
2012
Other comprehensive income (loss) before reclassifications	77	(1)	(1,006)	514	(1)	(417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(37)	596	(38)	—	521
Balance December 31, 2012	$(167)	$3	$(8,686)	$202	$2	$(8,646)
2013
Other comprehensive income (loss) before reclassifications	27	(36)	2,197	468	—	2,656
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	740	(176)	—	549
Balance December 31, 2013	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)

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

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors the company provides a company-funded Health Reimbursement Arrangement (HRA). Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same one-time life insurance benefit payment, regardless of age. The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post retirement medical, dental and life insurance plans.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2013		2012		2013		2012
Change in benefit obligation
Benefit obligation at beginning of year	$29,179		$27,083		$3,532		$4,379
Service cost	271		277		29		37
Interest cost	1,088		1,165		130		174
Plan participants' contributions	23		24		33		110
Actuarial (gain) loss	(2,104)		2,245		(515)		60
Benefits paid	(1,626)		(1,593)		(240)		(371)
Amendments	(62)		(22)		(211)	[1]	(857)	[2]
Net effects of acquisitions/divestitures	(480)		—		(4)		—
Benefit obligation at end of year	$26,289		$29,179		$2,754		$3,532
Change in plan assets
Fair value of plan assets at beginning of year	$19,399		$17,794		$—		$—
Actual gain on plan assets	2,714		2,326		—		—
Employer contributions	313		848		207		261
Plan participants' contributions	23		24		33		110
Benefits paid	(1,626)		(1,593)		(240)		(371)
Net effects of acquisitions/divestitures	(209)		—		—		—
Fair value of plan assets at end of year	$20,614		$19,399		$—		$—
Funded status
U.S. plans with plan assets	$(3,546)		$(6,625)		$—		$—
Non-U.S. plans with plan assets	(686)		(1,443)		—		—
All other plans	(1,443)	[3]	(1,712)	[3]	(2,754)		(3,532)
Total	$(5,675)		$(9,780)		$(2,754)		$(3,532)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$11		$5		$—		$—
Other accrued liabilities (Note 13)	(111)		(110)		(224)		(257)
Other liabilities (Note 15)	(5,575)		(9,303)		(2,530)		(3,271)
Liabilities related to assets held for sale	—		(372)		—		(4)
Net amount recognized	$(5,675)		$(9,780)		$(2,754)		$(3,532)

1.	Primarily due to amendments in 2013 to the company's U.S. parent company retiree life insurance plan for employees retiring on and after January 1, 2015 and subsidiaries retiree health care plans.

2.
Primarily due to an amendment in 2012 to the company's U.S. parent company retiree medical and dental plans for Medicare eligible pensioners and survivors from the company sponsored group plans to a company-funded Health Reimbursement Arrangement (HRA).

3.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
Net loss	$(8,640)	$(13,042)	$(647)	$(1,233)
Prior service benefit (cost)	9	(62)	1,433	1,567
	$(8,631)	$(13,104)	$786	$334

The accumulated benefit obligation for all pension plans was $24,685 and $27,243 at December 31, 2013 and 2012, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2013	2012
Projected benefit obligation	$26,158	$29,043
Accumulated benefit obligation	24,574	27,130
Fair value of plan assets	20,472	19,258

Information for pension plans with accumulated benefit obligations in excess of plan assets	2013	2012
Projected benefit obligation	$25,350	$28,925
Accumulated benefit obligation	23,906	27,064
Fair value of plan assets	19,744	19,179

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2013	2012	2011
Net periodic benefit cost
Service cost	$271	$277	$249
Interest cost	1,088	1,165	1,253
Expected return on plan assets	(1,524)	(1,517)	(1,475)
Amortization of loss	957	887	613
Amortization of prior service cost	8	13	16
Curtailment loss	1	2	—
Settlement loss	152	5	—
Net periodic benefit cost[1]	$953	$832	$656
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$(3,293)	$1,433	$4,069
Amortization of loss	(957)	(887)	(613)
Prior service (benefit) cost	(62)	(22)	2
Amortization of prior service cost	(8)	(13)	(16)
Curtailment loss	(1)	(2)	—
Settlement loss	(152)	(5)	—
Total (benefit) loss recognized in other comprehensive income	$(4,473)	$504	$3,442
Noncontrolling interest	—	(1)	(11)
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	—	25	—
Total (benefit) loss recognized in other comprehensive income, attributable to DuPont	$(4,473)	$528	$3,431
Total recognized in net periodic benefit cost and other comprehensive income	$(3,520)	$1,360	$4,087

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2013, 2012 and 2011 of $3, $42 and $41, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated pre-tax net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are $597 and $3, respectively.

	Other Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2013	2012	2011
Net periodic benefit cost
Service cost	$29	$37	$33
Interest cost	130	174	212
Amortization of loss	76	94	60
Amortization of prior service benefit	(195)	(155)	(121)
Curtailment (gain) loss	(154)	3	—
Settlement loss	1	—	—
Net periodic benefit (credit) cost[1]	$(113)	$153	$184
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net (gain) loss	$(513)	$60	$437
Amortization of loss	(76)	(94)	(60)
Prior service (benefit) cost	(211)	(857)	11
Amortization of prior service benefit	195	155	121
Curtailment gain (loss)	154	(3)	—
Settlement loss	(1)	—	—
Total (benefit) loss recognized in other comprehensive income	$(452)	$(739)	$509
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	—	1	—
Total (benefit) loss recognized in other comprehensive income, attributable to DuPont	$(452)	$(738)	$509
Total recognized in net periodic benefit cost and other comprehensive income	$(565)	$(585)	$693

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2013, 2012 and 2011 of $0, $2 and $2, respectively.

The estimated pre-tax net loss and prior service benefit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2014 are $55 and $(212), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2013	2012	2013	2012
Discount rate	4.58%	3.89%	4.60%	3.85%
Rate of compensation increase[1]	4.22%	4.13%	—%	4.40%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2013	2012	2011	2013	2012	2011
Discount rate	3.90%	4.32%	5.32%	3.85%	4.49%	5.50%
Expected return on plan assets	8.39%	8.61%	8.73%	—%	—%	—%
Rate of compensation increase	4.14%	4.18%	4.24%	4.40%	4.40%	4.50%

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 4.10 percent, 8.75 percent and 4.40 percent for 2013.

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

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 5.50 percent, 9.00 percent and 4.50 percent for 2011.

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

Assumed health care cost trend rates at December 31,	2013	2012
Health care cost trend rate assumed for next year	7%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2022	2016

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$7	$(6)
Increase (decrease) on post-retirement benefit obligation	87	(75)

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

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plan is summarized as follows:

Target allocation for plan assets at December 31,	2013	2012
U.S. equity securities	27%	28%
Non-U.S. equity securities	21	21
Fixed income securities	32	29
Hedge funds	2	2
Private market securities	11	13
Real estate	7	7
Total	100%	100%

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The tables below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2013 and 2012, respectively.

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,076	$3,073	$3	$—
U.S. equity securities[1]	4,432	4,383	22	27
Non-U.S. equity securities	4,005	3,965	37	3
Debt – government-issued	1,970	396	1,574	—
Debt – corporate-issued	1,961	376	1,566	19
Debt – asset-backed	925	51	870	4
Hedge funds	435	—	1	434
Private market securities	2,882	—	5	2,877
Real estate	1,179	73	—	1,106
Derivatives – asset position	97	18	79	—
Derivatives – liability position	(78)	(7)	(71)	—
	$20,884	$12,328	$4,086	$4,470
Pension trust receivables[2]	200
Pension trust payables[3]	(470)
Total	$20,614

	Fair Value Measurements at December 31, 2012
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,613	$2,584	$29	$—
U.S. equity securities[1]	3,647	3,604	25	18
Non-U.S. equity securities	3,928	3,842	86	—
Debt – government-issued	1,714	443	1,271	—
Debt – corporate-issued	2,236	378	1,831	27
Debt – asset-backed	1,059	40	1,017	2
Hedge funds	389	—	2	387
Private market securities	2,926	—	4	2,922
Real estate	1,236	82	—	1,154
Derivatives – asset position	129	6	123	—
Derivatives – liability position	(80)	(1)	(79)	—
	$19,797	$10,978	$4,309	$4,510
Pension trust receivables[2]	312
Pension trust payables[3]	(710)
Total	$19,399

1.	The company's pension plans directly held $648 (3 percent of total plan assets) and $449 (2 percent of total plan assets) of DuPont common stock at December 31, 2013 and 2012, respectively.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2013 and 2012:

	Level 3 Assets
	Total	U.S. Equity Securities	Non-U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Hedge Funds	Private Market Securities	Real Estate
Beginning balance at December 31, 2011	$4,500	$28	$—	$30	$4	$392	$2,959	$1,087
Realized gain (loss)	14	(3)	—	—	—	(6)	23	—
Change in unrealized gain (loss)	253	(8)	—	(10)	—	17	179	75
Purchases, sales and settlements, net	(134)	(1)	—	7	(2)	(16)	(114)	(8)
Transfers (out) in of Level 3	(123)	2	—	—	—	—	(125)	—
Ending balance at December 31, 2012	$4,510	$18	$—	$27	$2	$387	$2,922	$1,154
Realized gain (loss)	42	—	—	—	—	3	39	—
Change in unrealized gain (loss)	192	5	1	(8)	—	22	95	77
Purchases, sales and settlements, net	(278)	6	1	(1)	—	22	(181)	(125)
Transfers in (out) of Level 3	4	(2)	1	1	2	—	2	—
Ending balance at December 31, 2013	$4,470	$27	$3	$19	$4	$434	$2,877	$1,106

Cash Flow
Contributions
The company made a contribution of $500 to its principal U.S. pension plan in 2012 and no contributions were made in 2011 or 2013. No contributions are expected to be made to the principal U.S. pension plan in 2014. The company contributed $313 and $207 to its pension plans other than the principal U.S. pension plan and its other long-term employee benefit plans, respectively, in 2013. The company expects to contribute approximately $344 and $224 to its pension plans other than the principal U.S. pension plan and its other long-term employee benefit plans, respectively, in 2014.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2014	$1,620	$224
2015	1,611	219
2016	1,618	214
2017	1,639	209
2018	1,648	205
Years 2019-2023	8,482	937

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's contributions to the U.S. parent company's defined contribution plans were $208, $212 and $210 for the years ended December 31, 2013, 2012 and 2011, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions to other defined contribution plans of $105, $124 and $84 for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the company's contributions are amounts related to discontinued operations of $2, $30 and $29 for the years ended December 31, 2013, 2012 and 2011, respectively. The company expects to contribute about $320 to its defined contribution plans in 2014.

19.  COMPENSATION PLANS
The total stock-based compensation cost included in the Consolidated Income Statements was $129, $105 and $113 for 2013, 2012 and 2011, respectively. The income tax benefits related to stock-based compensation arrangements were $43, $35 and $37 for 2013, 2012 and 2011, respectively.

In April 2011, the shareholders approved amendments to the DuPont Equity and Incentive Plan (EIP). The EIP provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2013, approximately 51 million shares were authorized for future grants under the company's EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted between 2009 and 2013 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2013, 2012 and 2011 was $10.40, $11.81 and $12.32, respectively.

	2013	2012	2011
Dividend yield	3.6%	3.2%	3.2%
Volatility	34.86%	34.87%	33.26%
Risk-free interest rate	1.0%	0.9%	2.3%
Expected life (years)	5.3	5.3	5.3

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Stock option awards as of December 31, 2013, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2012	33,359	$39.70
Granted	5,758	$47.68
Exercised	(13,012)	$36.31
Forfeited	(253)	$50.10
Cancelled	(4,281)	$50.64
Outstanding, December 31, 2013	21,571	$41.58	4.14	$505,136
Exercisable, December 31, 2013	11,765	$35.02	2.95	$352,427

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2013, 2012 and 2011 were $230, $147 and $216, respectively. In 2013, the company realized a tax benefit of $74 from options exercised.

As of December 31, 2013, $34 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.73 years.

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

The company also grants PSUs to senior leadership. In 2013, there were 313,324 PSUs granted. Vesting for PSUs granted in 2011, 2012 and 2013 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The grant-date fair value of the PSUs granted in 2013, subject to the TSR metric, was $59.05, estimated using a Monte Carlo simulation. The grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2013 and 2012 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2013, 2012 and 2011 was $48.06, $47.17 and $53.19, respectively.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2012	3,120	$49.42
Granted	2,439	$48.06
Vested	(1,744)	$43.22
Forfeited	(50)	$43.69
Nonvested, December 31, 2013	3,765	$52.41

As of December 31, 2013, there was $73 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.14 years. The total fair value of stock units vested during 2013, 2012 and 2011 was $75, $68 and $74, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $60, $60 and $85 for 2013, 2012 and 2011, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include the company's regional and local variable compensation plans and Pioneer's Annual Reward Program. Such awards were $317, $379 and $386 for 2013, 2012 and 2011, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

December 31,	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	1,107	1,083
Commodity contracts	606	753
Derivatives not designated as hedging instruments:
Foreign currency contracts	9,553	6,733
Commodity contracts	281	242

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

Fair Value Hedges
Interest Rate Swaps
At December 31, 2013, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012:

December 31,	2013	2012
Beginning balance	$3	$41
Additions and revaluations of derivatives designated as cash flow hedges	(36)	(1)
Clearance of hedge results to earnings	(15)	(37)
Ending balance	$(48)	$3

During the next 12 months, the after-tax amount expected to be reclassified from accumulated other comprehensive income (loss) into earnings is $(36).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. Additionally, the company utilized cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans. These swaps matured during 2013.

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

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2013 and 2012.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2013	2012
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$29	$55
Foreign currency contracts	Accounts and notes receivable, net	6	7
		35	62
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	86	88

Total asset derivatives[3]		$121	$150
Cash collateral[1,2]	Other accrued liabilities	$30	$44

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$4	$10

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	70	76
Commodity contracts	Other accrued liabilities	1	1
		71	77
Total liability derivatives[3]		$75	$87

1.	Cash collateral held as of December 31, 2013 and 2012 represents $17 and $13, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of December 31, 2013 and 2012 represents $13 and $31, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $54 at December 31, 2013 and $40 at December 31, 2012.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2013	2012	2011	2013	2012	2011	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(26)	$(11)	$26	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	9	(2)	(6)	1	21	(15)	Net sales
Commodity contracts	(67)	7	23	24	44	(81)	Cost of goods sold
	(58)	5	17	(1)	54	(70)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	35	(157)	(133)	Other income, net[4]
Commodity contracts	—	—	—	(10)	(22)	3	Cost of goods sold
Interest rate swaps	—	—	—	—	—	(1)	Interest expense
	—	—	—	25	(179)	(131)
Total derivatives	$(58)	$5	$17	$24	$(125)	$(201)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the years ended December 31, 2013, 2012 and 2011, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

4.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(163), $(58) and $(13) for 2013, 2012 and 2011, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

21.  GEOGRAPHIC INFORMATION

	Net Sales[1]			Net Property[2]
	2013	2012	2011	2013	2012	2011
United States	$13,763	$13,284	$12,234	$8,598	$8,512	$8,668
Canada	$1,025	$921	$880	$142	$149	$173
EMEA[3]
Belgium	$257	$257	$304	$136	$133	$190
Denmark	88	83	83	280	320	323
Finland	72	69	65	166	170	176
France	749	765	774	269	243	252
Germany	1,502	1,557	1,736	152	161	337
Italy	728	764	824	38	33	35
Luxembourg	86	75	74	250	252	250
Russia	365	355	357	7	7	8
Spain	369	331	390	270	269	266
Switzerland	105	111	116	129	79	69
The Netherlands	278	290	277	308	289	237
United Kingdom	506	516	493	87	96	110
Other	3,274	2,867	2,624	290	251	349
Total EMEA	$8,379	$8,040	$8,117	$2,382	$2,303	$2,602
Asia Pacific
Australia	$251	$269	$247	$16	$20	$19
China/Hong Kong	2,987	2,944	2,996	356	423	628
India	740	745	815	131	111	97
Japan	1,292	1,577	1,749	85	101	106
Korea	623	662	694	49	61	64
Malaysia	143	108	99	52	53	52
Singapore	184	154	186	74	55	42
Taiwan	579	594	654	135	135	133
Thailand	299	324	309	30	26	24
Other	677	650	599	66	62	63
Total Asia Pacific	$7,775	$8,027	$8,348	$994	$1,047	$1,228
Latin America
Argentina	$435	$406	$403	$45	$43	$40
Brazil	2,565	2,363	2,072	394	348	394
Mexico	1,070	1,044	972	421	307	276
Other	722	727	655	17	32	31
Total Latin America	$4,792	$4,540	$4,102	$877	$730	$741
Total	$35,734	$34,812	$33,681	$12,993	$12,741	$13,412

1.	Net sales are attributed to countries based on the location of the customer.

2.	Includes property, plant and equipment less accumulated depreciation.

3.	Europe, Middle East, and Africa (EMEA).

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

Major products by segment include: Agriculture (corn hybrids and soybean varieties, herbicides, fungicides and insecticides); Electronics & Communications (photopolymers and electronic materials); Industrial Biosciences (enzymes and bio-based materials); Nutrition & Health (cultures, emulsifiers, texturants, natural sweeteners and soy-based food ingredients); Performance Chemicals (fluorochemicals, fluoropolymers, specialty and industrial chemicals, and white pigments); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); Safety & Protection (nonwovens, aramids and solid surfaces); and Pharmaceuticals (representing the company's interest in the collaboration relating to Cozaar®/Hyzaar® antihypertensive drugs, which is reported as other income). The company operates globally in substantially all of its product lines.

In general, the accounting policies of the segments are the same as those described in Note 1. Exceptions are noted as follows and are shown in the reconciliations below. Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment net assets includes net working capital, net property, plant and equipment, and other noncurrent operating assets and liabilities of the segment. Affiliate net assets (pro rata share) excludes borrowing and other long-term liabilities. Depreciation and amortization includes depreciation on research and development facilities and amortization of other intangible assets, excluding write-down of assets. Prior years' data have been reclassified to reflect the current organizational structure.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials		Safety & Protection	Pharma- ceuticals	Other	Total
2013
Segment sales	$11,739	$2,549	$1,224	$3,473	$6,703	$6,468		$3,884	$—	$6	$36,046
Less: Transfers	11	15	13	—	196	73		4	—	—	312
Net sales	11,728	2,534	1,211	3,473	6,507	6,395		3,880	—	6	35,734
PTOI	2,132	203	170	305	924	1,281		694	32	(372)	5,369
Depreciation and amortization	358	105	81	271	242	173		198	—	1	1,429
Equity in earnings of affiliates	36	22	2	—	19	(16)		23	—	(49)	37
Segment net assets	5,883	1,435	2,640	6,455	3,933	3,724	[1]	3,138	(3)	156	27,361
Affiliate net assets	281	145	48	7	169	492		106	—	21	1,269
Purchases of property, plant and equipment	485	73	77	138	424	184		109	—	112	1,602
2012
Segment sales	$10,426	$2,701	$1,180	$3,422	$7,188	$6,447		$3,825	$—	$5	$35,194
Less: Transfers	5	17	11	—	247	91		11	—	—	382
Net sales	10,421	2,684	1,169	3,422	6,941	6,356		3,814	—	5	34,812
PTOI	1,669	222	159	270	1,778	1,121		562	62	(474)	5,369
Depreciation and amortization	337	113	79	288	245	182		197	—	1	1,442
Equity in earnings of affiliates	30	19	1	—	28	42		32	—	(53)	99
Segment net assets	4,756	1,622	2,602	6,641	3,910	3,770		3,153	(18)	77	26,513
Affiliate net assets	389	151	53	8	180	567		106	—	14	1,468
Purchases of property, plant and equipment	432	71	80	148	389	186		118	—	7	1,431
2011
Segment sales	$9,166	$3,173	$705	$2,460	$7,794	$6,815		$3,934	$—	$40	$34,087
Less: Transfers	1	19	7	—	257	109		13	—	—	406
Net sales	9,165	3,154	698	2,460	7,537	6,706		3,921	—	40	33,681
PTOI	1,566	438	2	76	2,114	1,079		661	289	(344)	5,881
Depreciation and amortization	295	99	47	207	252	199		172	—	2	1,273
Equity in earnings of affiliates	58	19	(3)	—	43	74		47	—	(47)	191
Segment net assets	4,975	1,954	2,542	6,279	3,812	3,757		3,239	35	75	26,668
Affiliate net assets	330	197	52	1	201	445		111	—	34	1,371
Purchases of property, plant and equipment	420	198	61	115	326	197		208	—	5	1,530

1.	Includes assets held for sale related to GLS/Vinyls of $228 as of December 31, 2013. See Note 2 for additional information.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Reconciliation to Consolidated Financial Statements

PTOI to income from continuing operations before income taxes	2013	2012	2011
Total segment PTOI	$5,369	$5,369	$5,881
Non-operating pension and other postretirement employee benefit costs	(539)	(654)	(540)
Net exchange losses, including affiliates	(128)	(215)	(146)
Corporate expenses	(765)	(948)	(869)
Interest expense	(448)	(464)	(447)
Income from continuing operations before income taxes	$3,489	$3,088	$3,879

Segment net assets to total assets at December 31,	2013	2012	2011
Total segment net assets	$27,361	$26,513	$26,668
Corporate assets[1]	13,498	10,261	9,637
Liabilities included in segment net assets	10,640	10,009	9,250
Assets related to discontinued operations[2]	—	3,076	3,088
Total assets	$51,499	$49,859	$48,643

1.	Pension assets are included in corporate assets.

2.	See Note 1 for additional information on the presentation of the Performance Coatings which met the criteria for discontinued operations during 2012.

Other items[1]	Segment Totals	Adjustments	Consolidated Totals
2013
Depreciation and amortization	$1,429	$174	$1,603
Equity in earnings of affiliates	37	4	41
Affiliate net assets	1,269	(258)	1,011
Purchases of property, plant and equipment	1,602	280	1,882
2012
Depreciation and amortization	$1,442	$271	$1,713
Equity in earnings of affiliates	99	3	102
Affiliate net assets	1,468	(305)	1,163
Purchases of property, plant and equipment	1,431	362	1,793
2011
Depreciation and amortization	$1,273	$287	$1,560
Equity in earnings of affiliates	191	1	192
Affiliate net assets	1,371	(254)	1,117
Purchases of property, plant and equipment	1,530	313	1,843

1.	See Note 1 for additional information on the presentation of the Performance Coatings business which met the criteria for discontinued operations during 2012.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Additional Segment Details
2013 included the following pre-tax benefits (charges):

Agriculture[1,3]	$(351)
Electronics & Communications[3,4]	(131)
Industrial Biosciences[3]	1
Nutrition & Health[3]	6
Performance Chemicals[2,3]	(74)
Performance Materials[3]	(16)
Safety & Protection[3]	4
Other[3]	5
$(556)

1.
Included charges of $(425), offset by $73 of insurance recoveries, recorded in Other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 16 for additional information.

2.	Included a $(72) charge recorded in Other operating charges related to the titanium dioxide antitrust litigation. See Note 16 for additional information.

3.
Included a net $(3) restructuring adjustment consisting of a $16 benefit associated with prior year restructuring programs and a $(19) charge associated with restructuring actions related to a joint venture. The majority of the $16 net reduction recorded in Employee separation/asset related charges, net was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program. The charge of $(19) included $(9) recorded in Employee separation/asset related charges, net and $(10) recorded in Other income, net and was the result of restructuring actions related to a joint venture within the Performance Materials segment. Pre-tax amounts by segment were: Agriculture - $1, Electronics & Communications - $(2), Industrial Biosciences - $1, Nutrition & Health - $6, Performance Chemicals - $(2), Performance Materials - $(16), Safety & Protection - $4; and Other - $5. See Note 3 for additional information.

4.
Included a $(129) impairment charge recorded in Employee separation/asset related charges, net related to an asset grouping within the Electronics & Communications segment. See Note 3 for additional information.

2012 included the following pre-tax benefits (charges):

Agriculture[1,2,3]	$(469)
Electronics & Communications[3,4,5]	(37)
Industrial Biosciences[3]	(3)
Nutrition & Health[3]	(49)
Performance Chemicals[3,5]	(36)
Performance Materials[3,5]	(104)
Safety & Protection[3]	(58)
Other[3,6]	(126)
$(882)

1.	Included a $(575) charge recorded in Other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 16 for additional information.

2.	Included a $117 gain recorded in Other income, net associated with the sale of a business.

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

6.	Included a $(137) charge in Other operating charges primarily related to the company's settlement of litigation with INVISTA.

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

2.
Included a $(175) charge recorded in Other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 16 for additional information.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

23.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2013
Net sales	$10,408		$9,844		$7,735		$7,747
Cost of goods sold	6,193		6,057		5,165		5,133
Income from continuing operations before income taxes	1,774	[3]	1,365	[3,4]	228	[3,6]	122	[3,7,8]
Net income	3,355	[2]	1,034	[5]	288		185
Basic earnings per share of common stock from continuing operations[1]	1.48		1.11		0.28		0.19
Diluted earnings per share of common stock from continuing operations[1]	1.47		1.10		0.28		0.19
2012
Net sales	$10,180		$9,917		$7,390		$7,325
Cost of goods sold	5,935		5,844		4,779		4,980
Income (loss) from continuing operations before income taxes	1,801	[9]	1,496	[9,10,11]	(175)	[9,12,13]	(34)	[9,12,13,14]
Net income	1,504		1,175		8		93
Basic earnings (loss) per share of common stock from continuing operations[1]	1.49		1.16		(0.05)		—
Diluted earnings (loss) per share of common stock from continuing operations[1]	1.48		1.15		(0.05)		—

1.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

2.
First quarter 2013 included a net tax benefit of $42 consisting of a $68 benefit for the 2013 extension of certain U.S business tax provisions offset by a $(26) charge related to the global distribution of Performance Coatings cash proceeds.

3.
First and second quarter 2013 included charges of $(35) and $(80), respectively, recorded in Other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. Third and fourth quarter 2013 included charges of $(65) and $(245), respectively, offset by $25 and $48 of insurance recoveries, respectively. See description in Note 16 for further details.

4.	Second quarter 2013 included a charge of $(11) in Other income, net related to interest on a prior year tax position.

5.
Second quarter 2013 included a charge of $(49) associated with a change in accrual for a prior year tax position (inclusive of a benefit associated with interest on a prior year tax position) offset by a $33 benefit for an enacted tax law change.

6.	Third quarter 2013 included a $(72) charge recorded in Other operating charges related to the titanium dioxide antitrust litigation. See description in Note 16 for further details.

7.
Fourth quarter 2013 included a net $5 restructuring adjustment consisting of a $24 benefit associated with prior year restructuring programs and a $(19) charge associated with restructuring actions related to a joint venture. The majority of the $24 net reduction recorded in Employee separation/asset related charges, net was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program. The charge of $(19) included $(9) recorded in Employee separation/asset related charges, net and $(10) recorded in Other income, net and was the result of restructuring actions related to a joint venture within the Performance Materials segment. See Note 3 for additional information.

8.
Fourth quarter 2013 included a $(129) impairment charge recorded in Employee separation/asset related charges, net related to an asset grouping within the Electronics & Communications segment. See Note 3 for additional information.

9.
First quarter, second quarter, third quarter, and fourth quarter 2012 included charges of $(50), $(265), $(125), and $(135), respectively, recorded in Other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See description in Note 16 for further details.

10.	Second quarter 2012 included a $(137) charge recorded in Other operating charges primarily related to the company's settlement of litigation with INVISTA.

11.	Second quarter 2012 included a pre-tax gain of $122 recorded in Other income, net associated with the sale of an equity method investment in the Electronics & Communications segment.

12.
Third quarter 2012 included a $(152) restructuring charge recorded in Employee separation/asset related charges, net related to the 2012 restructuring program. Fourth quarter 2012 included a net $(66) charge recorded in Employee separation/asset related charges, net related to costs associated with the 2012 restructuring program partially offset by a reversal of prior years restructuring accruals. See description in Note 3 for further details.

13.
Third and fourth quarter 2012 included asset impairment charges of $(242) and $(33), respectively, recorded in Employee separation/asset related charges, net related to certain asset groupings. See descriptions in Note 3 for further details.

14.	Fourth quarter 2012 included a pre-tax gain of $117 recorded in Other income, net associated with the sale of a business within the Agriculture segment.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

24. SUBSEQUENT EVENTS
In January 2014, the company’s Board of Directors authorized a $5,000 share buyback plan. See Note 17 for additional details.

Information for Investors

Corporate Headquarters
E. I. du Pont de Nemours and Company
1007 Market Street
Wilmington, DE 19898
Telephone: 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

2014 Annual Meeting
The annual meeting of the shareholders will be held at 10:30 a.m., on Wednesday, April 23, in The DuPont Theatre in the DuPont Building, 1007 Market Street, Wilmington, Delaware.

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
P.O. Box 30170
College Station, TX, 77842-3170
or call: in the United States and Canada
888 983-8766 (toll-free)
other locations-781 575-2724
for the hearing impaired-
TDD: 800 952-9245 (toll-free)
or visit Computershare's home page at
http://www.computershare.com/investor

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
From other locations: 302 774-1000
On the Internet: http://www.dupont.com (click on Contact)

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2013 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2014 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
Requests should be addressed to:
DuPont Inquiry Management Center
CRP-735 (second floor)
974 Centre Road
Wilmington, DE 19805
or call 302 774-1000
E-mail: http://www.dupont.com (click on Contact)

Services for Shareholders
Online Account Access
Registered shareholders may access their accounts and obtain online answers to stock transfer questions by signing up for Internet access by visiting http://www.computershare.com/investor. Shareholders have the option to request direct deposit of stock dividends, and electronic delivery of account statements and 1099-DIV tax forms.

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

Online Delivery of Proxy Materials
Shareholders may request their proxy materials electronically in 2014 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).