Form 10-Q
period 2014-03-31
DUPONT E I DE NEMOURS & CO
filed 2014-04-22
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The Registrant had 918,348,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at April 15, 2014.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$10,128	$10,408
Other income, net	17	92
Total	10,145	10,500
Cost of goods sold	6,000	6,193
Other operating charges	797	912
Selling, general and administrative expenses	925	983
Research and development expense	518	521
Interest expense	103	117
Total	8,343	8,726
Income from continuing operations before income taxes	1,802	1,774
Provision for income taxes on continuing operations	357	387
Income from continuing operations after income taxes	1,445	1,387
Income from discontinued operations after income taxes	—	1,968
Net income	1,445	3,355
Less: Net income attributable to noncontrolling interests	6	7
Net income attributable to DuPont	$1,439	$3,348
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.56	$1.48
Basic earnings per share of common stock from discontinued operations	—	2.12
Basic earnings per share of common stock	$1.56	$3.60
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.54	$1.47
Diluted earnings per share of common stock from discontinued operations	—	2.10
Diluted earnings per share of common stock	$1.54	$3.58
Dividends per share of common stock	$0.45	$0.43

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended
	March 31,
	2014	2013
Net income	$1,445	$3,355
Other comprehensive income (loss), before tax:
Cumulative translation adjustment	(72)	(209)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	38	(16)
Clearance of hedge results to earnings	18	(10)
Net revaluation and clearance of cash flow hedges to earnings	56	(26)
Pension benefit plans:
Net gain	1	56
Reclassifications to net income:
Amortization of prior service cost	1	3
Amortization of loss	149	241
Curtailment / settlement loss	—	153
Pension benefit plans, net	151	453
Other benefit plans:
Net gain	—	17
Reclassifications to net income:
Amortization of prior service benefit	(53)	(48)
Amortization of loss	14	27
Curtailment / settlement gain	—	(153)
Other benefit plans, net	(39)	(157)
Net unrealized loss on securities	—	(2)
Other comprehensive income, before tax	96	59
Income tax expense related to items of other comprehensive income	(57)	(75)
Other comprehensive income (loss), net of tax	39	(16)
Comprehensive income	1,484	3,339
Less: Comprehensive income attributable to noncontrolling interests	6	7
Comprehensive income attributable to DuPont	$1,478	$3,332

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,782	$8,941
Marketable securities	67	145
Accounts and notes receivable, net	8,040	6,047
Inventories	7,610	8,042
Prepaid expenses	338	206
Deferred income taxes	795	775
Assets held for sale	202	228
Total current assets	20,834	24,384
Property, plant and equipment, net of accumulated depreciation (March 31, 2014 - $19,626; December 31, 2013 - $19,438)	13,003	12,993
Goodwill	4,698	4,713
Other intangible assets	4,975	5,096
Investment in affiliates	987	1,011
Deferred income taxes	2,394	2,353
Other assets	909	949
Total	$47,800	$51,499
Liabilities and Equity
Current liabilities
Accounts payable	$3,905	$5,180
Short-term borrowings and capital lease obligations	2,019	1,721
Income taxes	347	247
Other accrued liabilities	4,814	6,219
Total current liabilities	11,085	13,367
Long-term borrowings and capital lease obligations	9,298	10,741
Other liabilities	10,032	10,179
Deferred income taxes	943	926
Total liabilities	31,358	35,213
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at March 31, 2014 - 1,004,738,000; December 31, 2013 - 1,014,027,000	301	304
Additional paid-in capital	10,880	11,072
Reinvested earnings	17,091	16,784
Accumulated other comprehensive loss	(5,402)	(5,441)
Common stock held in treasury, at cost (87,041,000 shares at March 31, 2014 and December 31, 2013)	(6,727)	(6,727)
Total DuPont stockholders’ equity	16,380	16,229
Noncontrolling interests	62	57
Total equity	16,442	16,286
Total	$47,800	$51,499

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$1,445	$3,355
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	312	327
Amortization of intangible assets	125	106
Other operating charges and credits - net	313	(23)
Gain on sale of business	—	(2,683)
Contributions to pension plans	(101)	(110)
Change in operating assets and liabilities - net	(4,515)	(3,639)
Cash used for operating activities	(2,421)	(2,667)
Investing activities
Purchases of property, plant and equipment	(320)	(321)
Investments in affiliates	(22)	(18)
Proceeds from sale of business - net	—	4,815
Proceeds from sales of assets - net	7	83
Net decrease in short-term financial instruments	80	99
Forward exchange contract settlements	15	(47)
Other investing activities - net	4	(3)
Cash (used for) provided by investing activities	(236)	4,608
Financing activities
Dividends paid to stockholders	(420)	(405)
Net (decrease) increase in borrowings	(1,127)	1,558
Prepayments / Repurchase of common stock	(1,061)	(1,000)
Proceeds from exercise of stock options	153	117
Other financing activities - net	(14)	61
Cash (used for) provided by financing activities	(2,469)	331
Effect of exchange rate changes on cash	(33)	(96)
(Decrease) / increase in cash and cash equivalents	$(5,159)	$2,176
Cash and cash equivalents at beginning of period	8,941	4,379
Cash and cash equivalents at end of period	$3,782	$6,555

See Notes to the Consolidated Financial Statements beginning on page 7.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 1.  Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included.  Results for interim periods should not be considered indicative of results for a full year.  These interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, collectively referred to as the “2013 Annual Report”.  The Consolidated Financial Statements include the accounts of the company and all of its subsidiaries in which a controlling interest is maintained, as well as variable interest entities for which DuPont is the primary beneficiary.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation, including separately stating Cost of goods sold and Other operating charges on the interim Consolidated Income Statements. In February 2013, the company sold its Performance Coatings business (which represented a reportable segment). In accordance with GAAP, the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sum of the individual earnings per share amounts from continuing and discontinued operations may not equal the total company earnings per share amounts due to rounding. The cash flows and comprehensive income related to Performance Coatings have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Comprehensive Income, respectively, for all periods presented. Amounts related to Performance Coatings are consistently included in or excluded from the Notes to the interim Consolidated Financial Statements based on the financial statement line item and period of each disclosure. See Note 2 for additional information.

Venezuelan Foreign Currency Translation
Venezuela is considered a highly inflationary economy under US GAAP and the U.S. dollar (USD) is the functional currency for our subsidiaries in Venezuela. During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (“SICAD 1”) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuertes (BsF) to USD. The SICAD 1 and SICAD 2 exchange rates were 10.7 BsF and 50.85 BsF, respectively, at March 31, 2014. The company is evaluating the Venezuelan government’s recent actions affecting foreign exchange systems including restrictions, limitations and ability to obtain USD at a particular rate or through a specific exchange mechanism in relation to DuPont's in-country operations. The company continues to remeasure its Venezuelan BsF net monetary assets, which is approximately $70 at March 31, 2014, at the official CENCOEX rate.

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance amending existing requirements for reporting discontinued operations.  Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The company will adopt this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

Note 2. Divestitures and Other Transactions
Glass Laminating Solutions/Vinyls
In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of Packaging & Industrial Polymers, to Kuraray Co. Ltd. for $543, plus the value of the inventories. The sale is expected to close about mid-2014 pending customary closing conditions, including timing of antitrust clearance.

The assets classified as held for sale at March 31, 2014 and December 31, 2013 related to GLS/Vinyls primarily consist of inventory and property, plant and equipment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation about mid-2015. During the three months ended March 31, 2014, the company incurred $16 of costs associated with the transaction which were reported in Other operating charges in the interim Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.
Performance Coatings
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,683 ($1,942 net of tax). The gain was recorded in Income from discontinued operations after income taxes in the company's interim Consolidated Income Statements for the three months ended March 31, 2013.

The results of discontinued operations are summarized below:

Three Months Ended
March 31,
2013
Net sales	$331
Income before income taxes	$2,715
Provision for income taxes	747
Income from discontinued operations after income taxes	$1,968

Note 3.  Other Income, Net

	Three Months Ended
	March 31,
	2014	2013
Royalty income	$38	$37
Interest income	28	27
Equity in earnings (losses) of affiliates, excluding exchange gains/losses[1]	13	(7)
Net gain on sales of other assets	7	5
Net exchange (losses) gains[1]	(96)	11
Cozaar®/Hyzaar® income	1	2
Miscellaneous income and expenses, net [2]	26	17
Other income, net	$17	$92

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in Other income, net and the related tax impact is recorded in Provision for income taxes on continuing operations on the interim Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $(2) and $5 for the three months ended March 31, 2014 and 2013, respectively. The $(96) net exchange loss for the three months ended March 31, 2014, includes $(39) and $(14) exchange losses, associated with the devaluation of the Ukrainian hryvnia and Argentinian peso, respectively. The $11 net exchange gain for the three months ended March 31, 2013, includes a $(36) exchange loss, associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, generally includes interest items, certain insurance recoveries and litigation settlements, and other items.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 4.  Income Taxes
In the first quarter 2014, the company recorded a tax provision on continuing operations of $357, including $28 of tax benefit, primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

In the first quarter 2013, the company recorded a tax provision on continuing operations of $387, including $34 of tax expense, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was a net tax benefit of $42 consisting of a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions offset by $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

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

Note 5.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,439	$1,380
Preferred dividends	(2)	(3)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,437	$1,377

Income from discontinued operations after income taxes	$—	$1,968

Net income available to common stockholders	$1,437	$3,345

Denominator:
Weighted-average number of common shares outstanding - Basic	923,461,000	928,348,000
Dilutive effect of the company’s employee compensation plans	7,271,000	7,042,000
Weighted-average number of common shares outstanding - Diluted	930,732,000	935,390,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended
	March 31,
	2014	2013
Average number of stock options	—	10,384,000

The change in the average number of stock options that were antidilutive in the three months ended March 31, 2014 compared to the same period last year was due to changes in the company’s average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 6. Inventories

	March 31, 2014	December 31, 2013
Finished products	$4,794	$4,645
Semi-finished products	2,110	2,576
Raw materials, stores and supplies	1,248	1,360
	8,152	8,581
Adjustment of inventories to a last-in, first-out (LIFO) basis	(542)	(539)
Total	$7,610	$8,042

Note 7.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the three months ended March 31, 2014.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	March 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,811	$(416)	$1,395	$1,818	$(393)	$1,425
Patents	518	(172)	346	519	(160)	359
Purchased and licensed technology	2,015	(1,214)	801	1,999	(1,129)	870
Trademarks	43	(18)	25	43	(17)	26
Other [1]	244	(109)	135	242	(106)	136
	4,631	(1,929)	2,702	4,621	(1,805)	2,816

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	45	—	45	43	—	43
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	1,047	—	1,047	1,050	—	1,050
Trademarks/tradenames	875	—	875	881	—	881
	2,273	—	2,273	2,280	—	2,280
Total	$6,904	$(1,929)	$4,975	$6,901	$(1,805)	$5,096

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $125 and $106 for the three months ended March 31, 2014 and 2013, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2014 and each of the next five years is approximately $247, $384, $349, $220, $206 and $202, respectively, which is primarily reported in Cost of goods sold.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At March 31, 2014 and December 31, 2013, the company had directly guaranteed $563 and $561, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 48 percent of the $374 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at March 31, 2014:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 8 years)	$288	$84	$372
Leases on equipment and facilities (terms up to 5 years)	—	2	2
Obligations for equity affiliates[2]:
Bank borrowings (terms less than 1 year)	189	—	189
Total	$477	$86	$563

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Imprelis®
The company has received claims and has been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. Sales of Imprelis® were suspended in August 2011 and the product was last applied during the 2011 spring application season. The lawsuits seeking class action status were consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania. In February 2014, the court entered the final order dismissing these lawsuits as a result of the class action settlement. The appeal by one class member is pending.

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. Certain class members opted out of the settlement. The opt-outs have filed about 125 individual actions encompassing about 400 claims for property and related damage in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions remain stayed pending further action by the court.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At March 31, 2014, DuPont had recorded charges of $1,175, within Other operating charges, to resolve these claims, which represents the company's best estimate of the loss associated with resolving these claims. The company did not take any charges related to this matter during the three months ended March 31, 2014. The three months ended March 31, 2013 included charges of $35. At March 31, 2014, DuPont had accruals of $426 related to these claims. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The company has begun to receive payment from its insurance carriers and continues to seek recovery although the timing and outcome remain uncertain. To date the company has received insurance recoveries of $73.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At March 31, 2014, DuPont has accruals of $15 related to the PFOA matters discussed below.

The accrual includes charges related to DuPont's obligations under agreements with the U.S. Environmental Protection Agency and voluntary commitments to the New Jersey Department of Environmental Protection.  These obligations and voluntary commitments include surveying, sampling and testing drinking water in and around certain company sites and offering treatment or an alternative supply of drinking water if tests indicate the presence of PFOA in drinking water at or greater than the national Provisional Health Advisory.

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

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At March 31, 2014, the multi-district litigation in Ohio federal court (“MDL”) included 104 lawsuits, an increase of 21 cases over year-end 2013. These lawsuits, some of which have more than one plaintiff, were filed in federal court in Ohio and West Virginia. The MDL lawsuits allege personal injury and 6 of them allege wrongful death from exposure to PFOA in drinking water. In March 2014, 900 lawsuits alleging personal injury on substantially similar grounds as the MDL were filed in state court in Wood County, West Virginia. At March 31, 2014, these 900 lawsuits had not been served on the company. Based on comments from attorneys for the plaintiffs, DuPont expects additional lawsuits may be filed. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). DuPont denies these claims and is defending itself vigorously.

While it is probable that the company will incur losses related to funding the medical monitoring program, such losses cannot be reasonably estimated due to uncertainties surrounding implementation. DuPont believes that it is reasonably possible that it could incur losses related to the other PFOA matters discussed above; however, a range of such losses, if any, cannot be reasonably estimated at this time.

Environmental
The company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the company to take further action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the company or other parties. The company accrues for environmental remediation activities consistent with the policy as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Much of this liability results from the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, often referred to as Superfund), RCRA and similar state and global laws. These laws require the company to undertake certain investigative, remediation and restoration activities at sites where the company conducts or once conducted operations or at sites where company-generated waste was disposed. The accrual also includes estimated costs related to a number of sites identified by the company for which it is probable that environmental remediation will be required, but which are not currently the subject of enforcement activities.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At March 31, 2014, the Condensed Consolidated Balance Sheet included a liability of $467, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of March 31, 2014.

Note 9.  Stockholders’ Equity
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan. In February 2014, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution. Under the terms of the ASR agreement, in February 2014, the Company paid $1,000 to the financial institution and received and retired an initial delivery of 12.5 million shares, which represents 80 percent of the $1,000 notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement. This ASR will be completed in the second quarter 2014. In February 2014, the company also repurchased 1.0 million shares in the open market at an average price of $61.32 per share for a total of $61. These shares were retired upon repurchase.

In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan. In February 2013, the company entered into an ASR agreement with a financial institution under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1,000 share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive Income (Loss)
A summary of the changes in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	March 31, 2014			March 31, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(72)	$—	$(72)	$(209)	$—	$(209)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	38	(14)	24	(16)	7	(9)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	1	—	1	4	(1)	3	Net sales
Commodity contracts	17	(7)	10	(14)	5	(9)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	56	(21)	35	(26)	11	(15)
Pension benefit plans:
Net gain	1	—	1	56	(14)	42	See (2) below
Reclassifications to net income:
Amortization of prior service cost	1	—	1	3	(1)	2	See (3) below
Amortization of loss	149	(51)	98	241	(82)	159	See (3) below
Curtailment loss	—	—	—	1	—	1	See (3) below
Settlement loss	—	—	—	152	(45)	107	See (3) below
Pension benefit plans, net	151	(51)	100	453	(142)	311
Other benefit plans:
Net gain	—	—	—	17	(6)	11	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(53)	19	(34)	(48)	17	(31)	See (3) below
Amortization of loss	14	(4)	10	27	(9)	18	See (3) below
Curtailment gain	—	—	—	(154)	54	(100)	See (3) below
Settlement loss	—	—	—	1	—	1	See (3) below
Other benefit plans, net	(39)	15	(24)	(157)	56	(101)
Net unrealized loss on securities	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$96	$(57)	$39	$59	$(75)	$(16)

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 11 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
Other comprehensive (loss) income before reclassifications	(72)	24	1	—	—	(47)
Amounts reclassified from accumulated other comprehensive loss	—	11	99	(24)	—	86
Balance March 31, 2014	$(212)	$(13)	$(5,649)	$470	$2	$(5,402)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive (loss) income before reclassifications	(209)	(9)	42	11	—	(165)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	269	(112)	(2)	149
Balance March 31, 2013	$(376)	$(12)	$(8,375)	$101	$—	$(8,662)

Note 10. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $11,930 and $12,860 as of March 31, 2014 and December 31, 2013, respectively. The decrease was primarily due to debt maturities during the three months ended March 31, 2014.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $271 and $5,116 of money market funds (level 1 measurements) as of March 31, 2014 and December 31, 2013, respectively.  The company held $2,061 and $2,256 of other cash equivalents (level 2 measurements) as of March 31, 2014 and December 31, 2013, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	865	1,107
Commodity contracts	358	606
Derivatives not designated as hedging instruments:
Foreign currency contracts	10,822	9,553
Commodity contracts	238	281

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

Fair Value Hedges
Interest Rate Swaps
At March 31, 2014, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Beginning balance	$(48)	$3
Additions and revaluations of derivatives designated as cash flow hedges	24	(9)
Clearance of hedge results to earnings	11	(6)
Ending balance	$(13)	$(12)

At March 31, 2014, the after-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months is $(13).

Derivatives not Designated in Hedging Relationships
Foreign Currency Contracts
The company routinely uses forward exchange contracts to reduce its net exposure, by currency, related to foreign currency-denominated monetary assets and liabilities of its operations so that exchange gains and losses resulting from exchange rate changes are minimized. The netting of such exposures precludes the use of hedge accounting; however, the required revaluation of the forward contracts and the associated foreign currency-denominated monetary assets and liabilities intends to achieve a minimal earnings impact, after taxes. Additionally, the company had cross-currency swaps to hedge foreign currency fluctuations on long-term intercompany loans. These swaps matured during 2013.

Commodity Contracts
The company utilizes options, futures and swaps that are not designated as hedging instruments to reduce exposure to commodity price fluctuations on purchases of inventory such as corn, soybeans and soybean meal.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.”

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	March 31, 2014	December 31, 2013
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Other assets	$22	$29
Foreign currency contracts	Accounts and notes receivable, net	4	6
		26	35
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	46	86

Total asset derivatives[3]		$72	$121
Cash collateral[1,2]	Other accrued liabilities	$13	$30

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$1	$4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	79	70
Commodity contracts	Other accrued liabilities	2	1
		81	71
Total liability derivatives[3]		$82	$75

[1]	Cash collateral held as of March 31, 2014 and December 31, 2013 represents $12 and $17, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of March 31, 2014 and December 31, 2013 represents $1 and $13, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $35 at March 31, 2014 and $54 at December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended March 31,	2014	2013	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(7)	$(7)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(1)	14	(1)	(4)	Net sales
Commodity contracts	39	(30)	(17)	14	Cost of goods sold
	38	(16)	(25)	3
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(46)	106	Other income, net[4]
Commodity contracts	—	—	(24)	6	Cost of goods sold
	—	—	(70)	112
Total derivatives	$38	$(16)	$(95)	$115

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three months ended March 31, 2014 and 2013, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(50) and $(95) for the three months ended March 31, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 11. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment losses of $153. See Note 2 for additional information.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended
	March 31,
	2014	2013
Service cost	$60	$71
Interest cost	292	273
Expected return on plan assets	(402)	(382)
Amortization of loss	149	241
Amortization of prior service cost	1	3
Curtailment loss	—	1
Settlement loss	—	152
Net periodic benefit cost	$100	$359

Other Long-Term Employee Benefit Plans
In conjunction with the sale of the Performance Coatings business noted above, the company recorded a net $153 settlement and curtailment gain. See Note 2 for additional information.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended
	March 31,
	2014	2013
Service cost	$4	$8
Interest cost	31	33
Amortization of loss	14	27
Amortization of prior service benefit	(53)	(48)
Curtailment gain	—	(154)
Settlement loss	—	1
Net periodic benefit cost	$(4)	$(133)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12.  Segment Information
Segment sales include transfers to another business segment. Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest.

The earnings from the previous Pharmaceuticals segment are expected to be insignificant in 2014 and therefore, effective January 1, 2014, the results are reported within Other. Reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended March 31,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Other	Total
2014
Segment sales	$4,394		$580	$301	$861	$1,532	$1,593	$947	$1	$10,209
Less: Transfers	3		3	3	—	57	14	1	—	81
Net sales	4,391		577	298	861	1,475	1,579	946	1	10,128
PTOI	1,442		75	56	93	200	299	175	(92)	2,248

2013
Segment sales	$4,669		$616	$289	$868	$1,585	$1,559	$907	$1	$10,494
Less: Transfers	5		4	3	—	54	19	1	—	86
Net sales	4,664		612	286	868	1,531	1,540	906	1	10,408
PTOI	1,481	[2]	49	41	76	251	292	138	(87)	2,241

[1]
As of March 31, 2014, Agriculture net assets were $9,196, an increase of $3,313 from $5,883 at December 31, 2013. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included charges of $(35) during the three months ended March 31, 2013, recorded in Other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 8 for additional information.

Reconciliation to Consolidated Income Statements

	Three Months Ended March 31,
	2014	2013
Total segment PTOI	$2,248	$2,241
Non-operating pension and other postretirement employee benefit costs	(30)	(147)
Net exchange (losses) gains, including affiliates	(96)	11
Corporate expenses	(217)	(214)
Interest expense	(103)	(117)
Income from continuing operations before income taxes	$1,802	$1,774

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For additional information on these and other risks and factors that could affect our forward-looking statements, see the company's Risk Factors set forth under Part I, Item 1A of the company's 2013 Annual Report.

Recent Developments
Separation of Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation about mid-2015. As part of the separation, DuPont incurred $16 million in transaction costs in the first quarter 2014, which were recorded in Other operating charges. For full-year 2014, costs associated with the separation are expected to be about $170 million ($0.13 per share). The company expects to incur additional costs related to the separation in 2015. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.

Venezuelan Foreign Currency Translation
During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (“SICAD 1”) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuerte (BsF) to U.S. dollar (USD). The SICAD 1 and SICAD 2 exchange rates were 10.70 BsF and 50.85 BsF, respectively, at March 31, 2014. The company is evaluating the Venezuelan government’s recent actions affecting foreign exchange systems including restrictions, limitations and ability to obtain USD at a particular rate or through a specific exchange mechanism in relation to DuPont's in-country operations. Due to the limited period in which these exchanges have existed, the company believes there is considerable uncertainty regarding the company's ability and intent to settle transactions through either SICAD 1 or SICAD 2. At March 31, 2014, the company continues to use the official CENCOEX rate to re-measure its Venezuelan net monetary assets. If the company had re-measured its Venezuelan net monetary assets using either the SICAD 1 or SICAD 2 rate as of March 31, 2014, the company would have recorded a charge to Other income, net of approximately $30 million ($20 million after tax) or approximately $60 million ($50 million after tax), respectively. See Note 1 to the interim Consolidated Financial Statements for additional information.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended March 31, 2014:

•	Net Sales were $10.1 billion, 3 percent below prior year, reflecting 1 percent lower volume, 1 percent lower selling prices, and a 1 percent adverse currency impact.

•
Total segment pre-tax operating income (PTOI) of $2.2 billion was essentially flat with prior year. PTOI increased in 5 of the 7 segments primarily driven by increased sales volumes. Agriculture PTOI of $1.4 billion decreased 3 percent on lower volumes due to differences in timing of seed shipments and planted area, partly offset by the absence of prior-year charges related to Imprelis® herbicide claims. Performance Chemicals PTOI declined 20 percent due to lower selling prices.

•	Income from continuing operations after income taxes was $1.4 billion, an increase of 4 percent from the same period last year.

•	Management believes the adverse weather conditions in the first quarter 2014 impacted results by an estimated $0.07 per share reflecting increased operating costs and lost sales.

Net Sales
Net sales for the first quarter were $10.1 billion versus $10.4 billion in the prior year reflecting 1 percent lower selling prices, 1 percent lower volume, and a 1 percent adverse currency impact. Higher Agriculture selling prices were more than offset by lower prices in Performance Chemicals and Electronics & Communications. Volume reflects the earlier timing of seed shipments and lower corn planted area in the Agriculture segment and the impact of harsh winter weather conditions in North America. This was partially offset by worldwide volume increases in 5 segments, supported by 6 percent volume growth in EMEA and Asia Pacific. Negative currency impact principally reflects a weaker Japanese Yen, Brazilian Real, and Indian Rupee, partly offset by a stronger Euro and Chinese Yuan.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended March 31, 2014		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$10.1	(3)	(1)	(1)	(1)	—
U.S. & Canada	4.4	(8)	—	—	(7)	(1)
Europe, Middle East & Africa (EMEA)	3.0	8	1	1	6	—
Asia Pacific	1.7	—	(3)	(3)	6	—
Latin America	1.0	(10)	(1)	(4)	(5)	—

Other Income, Net
Other income, net, totaled $17 million for the first quarter 2014, a decrease of $75 million compared to $92 million in the prior year. The decrease was due primarily to $107 million higher pre-tax exchange losses partially offset by $20 million higher income related to equity method investments.

Additional information related to the company's other income, net, is included in Note 3 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $6.0 billion in the first quarter 2014 versus $6.2 billion in the prior year, a 3 percent decrease, principally due to decreases in pension and other postretirement employee benefit (OPEB) costs and lower raw material costs.  COGS was approximately 59 percent of net sales for the first quarter 2014 and 2013.

Other Operating Charges
Other operating charges totaled $797 million in the first quarter 2014 versus $912 million in the prior year, a 13 percent decrease, primarily due to lower manufacturing and corporate overhead costs, and reduced costs for pension and OPEB. Other operating charges includes $16 million of costs associated with the separation of the Performance Chemicals Segment. See Note 2 to the interim Consolidated Financial Statements for more information related to this matter.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $925 million for the first quarter 2014 versus $983 million in the prior year. The decrease was primarily due to reduced sales commissions within the Agriculture segment, cost savings in administrative functions as a result of the 2012 restructuring program as well as reduced pension and OPEB costs. SG&A was 9 percent of net sales for the first quarter 2014 and 2013.

Research and Development Expense (R&D)
R&D totaled $518 million and $521 million for the first quarter 2014 and 2013, respectively. The decrease was primarily due to lower pension and OPEB costs. R&D was approximately 5 percent of net sales for the first quarter 2014 and 2013.

Interest Expense
Interest expense totaled $103 million in the first quarter 2014, compared to $117 million in 2013. The decrease was due to lower average borrowings.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the first quarter 2014 was 19.8 percent on pre-tax income from continuing operations as compared to 21.8 percent on pre-tax income from continuing operations in 2013. The lower effective tax rate principally relates to a favorable settlement in the first quarter 2014 in addition to geographic mix of earnings.

See Note 4 to the interim Consolidated Financial Statements for additional information.

Income from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for first quarter 2014 of $1,445 million, increased 4 percent versus $1,387 million in the same period last year principally due to lower income taxes, lower pension and OPEB related costs, and lower interest expense, in addition to the reasons noted above.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three month period ended March 31, 2014 compared with the same period in 2013. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three month period ended March 31, 2014 and 2013 is included in Note 12 to the interim Consolidated Financial Statements.

The following table summarizes first quarter 2014 segment sales and related variances versus first quarter 2013:

	Three Months Ended
	March 31, 2014		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2013	Price	Volume	Portfolio and Other
Agriculture	$4.4	(6)	1	(7)	—
Electronics & Communications	0.6	(6)	(12)	6	—
Industrial Biosciences	0.3	4	(1)	5	—
Nutrition & Health	0.9	(1)	(1)	—	—
Performance Chemicals	1.5	(3)	(7)	6	(2)
Performance Materials	1.6	2	—	2	—
Safety & Protection	0.9	4	(1)	5	—

Agriculture - Segment sales of $4,394 million declined $275 million, or 6 percent, on lower volumes due to earlier timing of seed shipments, lower corn planted area in Brazil's Safrinha season and in North America, and lower herbicide volumes in North America, partially offset by higher insecticide volumes in Latin America. Price increased 1 percent, despite a 2 percent negative currency impact. PTOI of $1,442 million declined $39 million, or 3 percent, due to lower volumes partially offset by higher seed pricing, lower seed input costs, and the absence of a prior year charge of $35 million related to Imprelis® claims. The earlier timing of seed shipments caused approximately $100 million of PTOI to be realized in the fourth quarter 2013 rather than first quarter this year. See Note 8 to the interim Consolidated Financial Statements for more information related to the Imprelis® matter.

Electronics & Communications - Segment sales of $580 million declined $36 million, or 6 percent, largely due to the pass-through of substantially lower metals prices, partially offset by higher sales volumes, mainly in photovoltaic markets. PTOI of $75 million increased $26 million, or 53 percent, largely due to higher sales volumes.

Industrial Biosciences - Segment sales of $301 million increased $12 million, or 4 percent, on increased enzyme demand for ethanol production. PTOI of $56 million increased $15 million, or 37 percent, from increased enzyme demand and lower costs.

Nutrition & Health - Segment sales of $861 million decreased $7 million, or 1 percent, as price gains were more than offset by unfavorable currency. PTOI of $93 million increased $17 million, or 22 percent, driven by improved product mix, productivity gains and lower raw material costs.

Performance Chemicals - Segment sales of $1,532 million decreased $53 million, or 3 percent, as increased volumes, primarily for titanium dioxide and fluoroproducts, were more than offset by lower prices. PTOI of $200 million decreased $51 million, or 20 percent, due primarily to lower prices in fluoroproducts, principally refrigerants. Higher raw material and energy costs as a result of the adverse weather and lower titanium dioxide prices were also contributors to the decline in PTOI.  This was partially offset by higher volumes and productivity improvements.

Performance Materials - Segment sales of $1,593 million increased $34 million, or 2 percent on higher sales into automotive markets. Volumes increased in all regions outside of North America, as North America volumes were constrained in preparation for a second quarter scheduled ethylene production unit outage. PTOI of $299 million increased $7 million, or 2 percent, reflecting stronger volumes in automotive markets, largely offset by higher ethane and natural gas costs due primarily to weather related factors.

Safety & Protection - Segment sales of $947 million increased $40 million, or 4 percent, on higher volumes driven by sales of building materials and aramids products. PTOI of $175 million increased $37 million, or 27 percent, primarily due to productivity gains and higher volumes.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found on page 28 of the company's 2013 Annual Report. Discussion below provides the updates to this information for the three months ended March 31, 2014.

(Dollars in millions)	March 31, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$3,849	$9,086
Total debt	11,317	12,462

Total debt at March 31, 2014 was $11.3 billion, a decrease of $1.1 billion from $12.5 billion at December 31, 2013.  The decrease was primarily due to debt maturities during the three months ended March 31, 2014.

Summary of Cash Flows
Cash used for operating activities was $2.4 billion for the three months ended March 31, 2014 compared to cash used for operating activities of $2.7 billion during the same period last year. The $0.3 billion change was primarily due to lower year-over-year income tax payments.

The change in other operating charges and credits - net for the three months ended March 31, 2014 totaled $0.3 billion, an increase  of $0.3 billion from the same period last year.  The increase is due to year-over-year changes in fair value of derivative instruments and absence of costs associated with the sale of the Performance Coatings business in 2013. Other operating charges and credits - net primarily consists of expenses related to pension plans as well as reclassifications of items whose cash effects are investing or financing activities.

Cash used for investing activities was $0.2 billion for the three months ended March 31, 2014 compared to cash provided by investing activities of $4.6 billion for the same period last year. The $4.8 billion change was primarily due to the proceeds received from the sale of the Performance Coatings business in 2013.

Purchases of property, plant and equipment for the three months ended March 31, 2014 totaled $0.3 billion, about the same as last year.

Cash used for financing activities was $2.5 billion for the three months ended March 31, 2014 compared to cash provided by financing activities of $0.3 billion for the same period last year. The $2.8 billion decrease was due primarily to a decrease in borrowings in 2014 versus an increase in 2013.

Dividends paid to shareholders during the three months ended March 31, 2014 totaled $0.4 billion. In January 2014, the Board of Directors declared a first quarter common stock dividend of $0.45 per share. This dividend is the same as what was paid in the fourth quarter 2013. With the first quarter dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. The company expects to repurchase $2 billion in 2014 with the remainder to be repurchased over time. There is no required completion date for purchases under the 2014 plan. In February 2014, the company entered into a $1 billion accelerated share repurchase (ASR) agreement with a financial institution and received and retired an initial delivery of 12.5 million shares, which represents 80 percent of the $1 billion notional amount of the ASR agreement. This ASR will be completed in the second quarter 2014. See Part II, Item 2 and Note 9 to the interim Consolidated Financial Statements for additional information regarding the ASR. In February 2014, the company also repurchased 1.0 million shares in the open market at an average price of $61.32 per share for a total of $61 million. These shares were retired upon repurchase.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan. In February 2013, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares. See Note 9 to the interim Consolidated Financial Statements for additional information.

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 33 of the company's 2013 Annual Report, and Note 8 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2013 can be found on page 33 of the company's 2013 Annual Report. The company's long-term debt obligations at March 31, 2014 decreased by $1.3 billion versus prior year-end primarily due to $1.2 billion of debt principal maturities.

PFOA
See discussion under “PFOA” on page 37 of the company's 2013 Annual Report and Note 8 to the interim Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 10, “Financial Instruments”, to the interim Consolidated Financial Statements. See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, on page 38 of the company's 2013 Annual Report for information on the company's utilization of financial instruments and an analysis of the sensitivity of these instruments.

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

As of March 31, 2014, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The company is subject to various litigation matters, including, but not limited to, product liability, patent infringement, antitrust claims, and claims for third party property damage or personal injury stemming from alleged environmental torts. Information regarding certain of these matters is set forth below and in Note 8 to the interim Consolidated Financial Statements.

Litigation
Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 8 to the interim Consolidated Financial Statements under the heading Imprelis®.

PFOA: Environmental and Litigation Proceedings
For purposes of this report, the term PFOA means collectively perfluorooctanoic acid and its salts, including the ammonium salt and does not distinguish between the two forms. Information related to this matter is included in Note 8 to the interim Consolidated Financial Statements under the heading PFOA.

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

Yerkes Plant, Buffalo, New York
The government alleges that the facility violated recordkeeping requirements of certain provisions of the CAA and the FCAR governing LDAR and that it failed to accurately report emissions under EPCRA. The alleged non-compliance was identified by EPA in 2006 and 2010 following separate environmental audits. In February 2014, DOJ filed a motion with the U.S. District Court for the Western District of New York seeking entrance of a Consent Decree to settle this matter. Under the settlement, DuPont will pay a penalty of $0.4 million and complete performance testing of certain pollution abatement equipment.

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
In July 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®. DuPont and EPA are in discussions.

Washington Works Plant, West Virginia
In 2011, the U.S. government initiated an enforcement action alleging that the Washington Works plant violated certain regulatory provisions of the CAA governing LDAR. The alleged non-compliance was identified between 2007 and 2010, following an environmental audit conducted in 2007 and the submission of responses to an information request received in 2009. DuPont is in settlement negotiations with the EPA and DOJ. In January, 2014, the U.S. District Court for the Southern District of West Virginia entered a Consent Decree to settle this matter.  Under the settlement, DuPont paid a penalty of $0.8 million, will undertake a comprehensive evaluations of the Washington Works LDAR program to ensure that components are appropriately identified and monitored, and will conduct enhanced LDAR monitoring.

Item 1A. RISK FACTORS

There have been no material changes in the company's risk factors discussed in Part I, Item 1A, Risk Factors, in the company's 2013 Annual Report.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity
In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan.

In February 2014, the company entered an accelerated share repurchase (ASR) agreement with a financial institution. Under the terms of the ASR agreement, in February 2014, the Company paid $1 billion to the financial institution and received and retired an initial delivery of 12.5 million shares, which represents 80 percent of the $1 billion notional amount of the ASR agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement. This ASR will be completed in the second quarter 2014. In February 2014, the company also repurchased 1.0 million shares in the open market at an average price of $61.32 per share for a total of $61 million. These shares were retired upon repurchase.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended March 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
February:
Open Market Purchases	999,660	$61.32	999,660
ASR (2)	12,503,907	See (2) Below	12,503,907
Total	13,503,567		13,503,567	$4,139

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

[2]
Includes initial share delivery under the ASR agreement described above. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	April 22, 2014

By:	/s/ Nicholas C. Fanandakis

Nicholas C. Fanandakis
Executive Vice President and
Chief Financial Officer
(As Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1
Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2012).

3.2
Company’s Bylaws, as last amended effective August 12, 2013 (incorporated by reference to Exhibit 3.2 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2013).

4	The company agrees to provide the Commission, on request, copies of instruments defining the rights of holders of long-term debt of the company and its subsidiaries.

10.1*
The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2013).

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.2 to the company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.3*
Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2011).

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective December 20, 2007 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815)for the period ended June 30, 2011).

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.5 to the company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.6*
Company’s Equity and Incentive Plan as amended October 23, 2013 (incorporated by reference to Exhibit 10.6 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2013).

10.7*
Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2013).

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the company’s Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2012).

10.9*
Company’s Retirement Income Plan for Directors, as last amended January 2011 (incorporated by reference to Exhibit 10.9 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2012).

10.10*
Company’s Management Deferred Compensation Plan, adopted on May 2, 2008, as last amended May 12, 2010 (incorporated by reference to Exhibit 10.11 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2010).

Exhibit Number	Description

10.11*
Company's Senior Executive Severance Plan, adopted on August 12, 2013 (incorporated by reference to Exhibit 10.11 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2013). The company agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

10.12*
Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2013).

10.13*	Form of 2014 Award Terms under the Company's Equity and Incentive Plan.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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

______________________________________
*Management contract or compensatory plan or arrangement.