Form 10-Q
period 2014-06-30
DUPONT E I DE NEMOURS & CO
filed 2014-07-22
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The Registrant had 915,242,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at July 15, 2014.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$9,706	$9,844	$19,834	$20,252
Other income, net	408	159	425	251
Total	10,114	10,003	20,259	20,503
Cost of goods sold	5,999	6,056	11,999	12,249
Other operating charges	825	942	1,622	1,854
Selling, general and administrative expenses	948	983	1,873	1,966
Research and development expense	545	542	1,063	1,063
Interest expense	94	115	197	232
Employee separation / asset related charges, net	263	—	263	—
Total	8,674	8,638	17,017	17,364
Income from continuing operations before income taxes	1,440	1,365	3,242	3,139
Provision for income taxes on continuing operations	366	335	723	722
Income from continuing operations after income taxes	1,074	1,030	2,519	2,417
Income from discontinued operations after income taxes	—	4	—	1,972
Net income	1,074	1,034	2,519	4,389
Less: Net income attributable to noncontrolling interests	4	4	10	11
Net income attributable to DuPont	$1,070	$1,030	$2,509	$4,378
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$1.16	$1.11	$2.72	$2.59
Basic earnings per share of common stock from discontinued operations	—	—	—	2.13
Basic earnings per share of common stock	$1.16	$1.11	$2.72	$4.73
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$1.15	$1.10	$2.70	$2.58
Diluted earnings per share of common stock from discontinued operations	—	—	—	2.12
Diluted earnings per share of common stock	$1.15	$1.11	$2.70	$4.69
Dividends per share of common stock	$0.45	$0.45	$0.90	$0.88

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,074	$1,034	$2,519	$4,389
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(59)	(14)	(131)	(223)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(12)	(8)	26	(24)
Clearance of hedge results to earnings	13	(18)	31	(28)
Net revaluation and clearance of cash flow hedges to earnings	1	(26)	57	(52)
Pension benefit plans:
Net (loss) gain	(103)	—	(102)	56
Reclassifications to net income:
Amortization of prior service cost	—	3	1	6
Amortization of loss	150	239	299	480
Curtailment / settlement loss	6	—	6	153
Pension benefit plans, net	53	242	204	695
Other benefit plans:
Net gain	—	28	—	45
Reclassifications to net income:
Amortization of prior service benefit	(53)	(46)	(106)	(94)
Amortization of loss (gain)	14	(2)	28	25
Curtailment / settlement gain	—	—	—	(153)
Other benefit plans, net	(39)	(20)	(78)	(177)
Net unrealized gain on securities	—	3	—	1
Other comprehensive (loss) income, before tax	(44)	185	52	244
Income tax expense related to items of other comprehensive income	(7)	(67)	(64)	(142)
Other comprehensive (loss) income, net of tax	(51)	118	(12)	102
Comprehensive income	1,023	1,152	2,507	4,491
Less: Comprehensive income attributable to noncontrolling interests	4	4	10	11
Comprehensive income attributable to DuPont	$1,019	$1,148	$2,497	$4,480

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$4,174	$8,941
Marketable securities	173	145
Accounts and notes receivable, net	8,896	6,047
Inventories	6,940	8,042
Prepaid expenses	252	206
Deferred income taxes	894	775
Assets held for sale	—	228
Total current assets	21,329	24,384
Property, plant and equipment, net of accumulated depreciation (June 30, 2014 - $19,961; December 31, 2013 - $19,438)	13,035	12,993
Goodwill	4,686	4,713
Other intangible assets	4,885	5,096
Investment in affiliates	982	1,011
Deferred income taxes	2,420	2,353
Other assets	977	949
Total	$48,314	$51,499
Liabilities and Equity
Current liabilities
Accounts payable	$3,542	$5,180
Short-term borrowings and capital lease obligations	2,506	1,721
Income taxes	763	247
Other accrued liabilities	4,228	6,219
Total current liabilities	11,039	13,367
Long-term borrowings and capital lease obligations	9,292	10,741
Other liabilities	9,931	10,179
Deferred income taxes	924	926
Total liabilities	31,186	35,213
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at June 30, 2014 - 1,003,546,000; December 31, 2013 - 1,014,027,000	301	304
Additional paid-in capital	11,168	11,072
Reinvested earnings	17,572	16,784
Accumulated other comprehensive loss	(5,453)	(5,441)
Common stock held in treasury, at cost (87,584,000 shares at June 30, 2014 and 87,041,000 at December 31, 2013)	(6,762)	(6,727)
Total DuPont stockholders’ equity	17,063	16,229
Noncontrolling interests	65	57
Total equity	17,128	16,286
Total	$48,314	$51,499

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$2,519	$4,389
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	635	644
Amortization of intangible assets	245	193
Other operating charges and credits - net	631	185
Gain on sale of business	(398)	(2,682)
Contributions to pension plans	(168)	(176)
Change in operating assets and liabilities - net	(5,535)	(5,184)
Cash used for operating activities	(2,071)	(2,631)
Investing activities
Purchases of property, plant and equipment	(781)	(757)
Investments in affiliates	(23)	(31)
Proceeds from sale of business - net	639	4,815
Proceeds from sales of assets - net	10	88
Net increase in short-term financial instruments	(22)	(99)
Forward exchange contract settlements	(63)	58
Other investing activities - net	8	8
Cash (used for) provided by investing activities	(232)	4,082
Financing activities
Dividends paid to stockholders	(836)	(823)
Net (decrease) increase in borrowings	(631)	2,369
Repurchase of common stock	(1,061)	(1,000)
Proceeds from exercise of stock options	214	384
Other financing activities - net	(76)	74
Cash (used for) provided by financing activities	(2,390)	1,004
Effect of exchange rate changes on cash	(74)	(149)
(Decrease) / increase in cash and cash equivalents	$(4,767)	$2,306
Cash and cash equivalents at beginning of period	8,941	4,379
Cash and cash equivalents at end of period	$4,174	$6,685

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

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the U.S. dollar (USD) is the functional currency for the company's subsidiaries in Venezuela. During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (“SICAD 1”) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuertes (BsF) to USD. The SICAD 1 and SICAD 2 exchange rates were 10.60 BsF and 49.98 BsF, respectively, at June 30, 2014. Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management has concluded that the SICAD 2 auction process would be the most likely mechanism available. As a result, effective June 30, 2014, the company changed from the official exchange rate of 6.3 to the SICAD 2 exchange rate to remeasure its BsF denominated net monetary assets, which resulted in a $58 pre-tax charge within other income, net in the second quarter 2014. Subsequent to June 30, 2014, the company expects it will use the SICAD 2 exchange rate to remeasure its Venezuelan BsF denominated revenues, expenses and net monetary assets unless facts and circumstances change.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations.  Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. The company will adopt this standard on January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 2. Divestitures and Other Transactions
Glass Laminating Solutions/Vinyls
In June 2014, the company sold Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of the Performance Materials segment, to Kuraray Co. Ltd. The sale resulted in a pre-tax gain of $391 ($273 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the three and six-months ended June 30, 2014.

Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation about mid-2015. During the three and six months ended June 30, 2014, the company incurred $35 and $51 of costs associated with the transaction which were reported in other operating charges in the interim Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.
Performance Coatings
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,682 ($1,943 net of tax). The gain was recorded in income from discontinued operations after income taxes in the company's interim Consolidated Income Statements for the six months ended June 30, 2013.

The results of discontinued operations are summarized below:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2013
Net sales	$—	$331
(Loss) income before income taxes	$(2)	$2,713
(Benefit from) provision for income taxes	(6)	741
Income from discontinued operations after income taxes	$4	$1,972

Note 3. Employee Separation / Asset Related Charges, Net
2014 Restructuring Program
In the second quarter 2014, DuPont commenced a restructuring plan to reduce residual costs associated with the separation of its Performance Chemicals segment and to improve productivity across all businesses and functions. The restructuring plan is a part of the company's broad-based redesign initiative to streamline and further leverage global business support for its more focused portfolio of businesses post the separation of Performance Chemicals. As a result, during the three months ended June 30, 2014 a pre-tax charge of $263 was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements. The charge consisted of $166 employee separation costs, $3 of other non-personnel charges and $94 of asset shut down costs. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions.

The second quarter 2014 charge impacted segment earnings as follows: Agriculture - $47, Electronics & Communications - $68, Industrial Biosciences - $2, Nutrition & Health - $8, Performance Chemicals - $19, Performance Materials - $29, and Safety & Protection - $31, Other - $2, as well as Corporate expenses - $57.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Account balances and activity for the 2014 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges	Asset Shut Down Costs	Total
Charges to income for the three and six months ended June 30, 2014	$166	$3	$94	$263
Charges to accounts:
Payments	(3)	—	—	(3)
Asset write-offs and adjustments	—	—	(94)	(94)
Balance as of June 30, 2014	$163	$3	$—	$166

Note 4.  Other Income, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Royalty income	$34	$50	$72	$87
Interest income	43	45	71	72
Equity in earnings (losses) of affiliates, excluding exchange gains/losses[1]	9	(7)	22	(14)
Gain on sale of equity method investment	—	9	—	9
Net gain on sales of businesses and other assets	404	5	411	10
Net exchange (losses) gains[1]	(109)	35	(205)	46
Cozaar®/Hyzaar® income	—	12	1	14
Miscellaneous income and expenses, net [2]	27	10	53	27
Other income, net	$408	$159	$425	$251

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the interim Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $0 and $(2) for the three and six months ended June 30, 2014, respectively. Exchange gains (losses) related to earnings of affiliates was $0 and $5 for the three and six months ended June 30, 2013, respectively. The $(109) net exchange loss for the three months ended June 30, 2014, includes $(58) and $(7) exchange losses, associated with the devaluation of the Venezuelan bolivar and Ukrainian hryvnia , respectively. The $(205) net exchange loss for the six months ended June 30, 2014, includes $(58), $(46) and $(14) exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. The $35 and $46 net exchange gain for the three and six months ended June 30, 2013, includes a $3 exchange gain and a $(33) exchange loss, respectively, associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, generally includes interest items, certain insurance recoveries and litigation settlements, and other items.

Note 5.  Income Taxes
In the second quarter 2014, the company recorded a tax provision on continuing operations of $366, including $3 of tax expense, primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2014, company recorded a tax provision on continuing operations of $723, including $25 of tax benefit, primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

In the second quarter 2013, the company recorded a tax provision on continuing operations of $335, including $16 of tax expense, primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was $49 of tax expense related to a change in accrual for a prior year tax position and a $33 tax benefit related to an enacted foreign tax law change.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Year-to-date 2013, the company recorded a tax provision on continuing operations of $722 , including $50 of tax expense primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision were the second quarter 2013 items noted above and a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions offset by $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the taxing authorities. Positions challenged by the taxing authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $100 to $125 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$1,070	$1,026	$2,509	$2,406
Preferred dividends	(3)	(2)	(5)	(5)
Income from continuing operations after income taxes available to DuPont common stockholders	$1,067	$1,024	$2,504	$2,401

Income from discontinued operations after income taxes	$—	$4	$—	$1,972

Net income available to common stockholders	$1,067	$1,028	$2,504	$4,373

Denominator:
Weighted-average number of common shares outstanding - Basic	918,684,000	922,684,000	921,058,000	925,500,000
Dilutive effect of the company’s employee compensation plans	6,903,000	6,796,000	7,087,000	6,811,000
Weighted-average number of common shares outstanding - Diluted	925,587,000	929,480,000	928,145,000	932,311,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average number of stock options	4,000	—	2,000	5,192,000

The change in the average number of stock options that were antidilutive in the three and six months ended June 30, 2014 compared to the same period last year was due to changes in the company’s average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 7. Inventories

	June 30, 2014	December 31, 2013
Finished products	$4,210	$4,645
Semi-finished products	2,107	2,576
Raw materials, stores and supplies	1,160	1,360
	7,477	8,581
Adjustment of inventories to a last-in, first-out (LIFO) basis	(537)	(539)
Total	$6,940	$8,042

Note 8.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the six months ended June 30, 2014.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	June 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,799	$(441)	$1,358	$1,818	$(393)	$1,425
Patents	516	(184)	332	519	(160)	359
Purchased and licensed technology	2,045	(1,277)	768	1,999	(1,129)	870
Trademarks	36	(17)	19	43	(17)	26
Other [1]	240	(104)	136	242	(106)	136
	4,636	(2,023)	2,613	4,621	(1,805)	2,816

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	41	—	41	43	—	43
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	1,050	—	1,050	1,050	—	1,050
Trademarks/tradenames	875	—	875	881	—	881
	2,272	—	2,272	2,280	—	2,280
Total	$6,908	$(2,023)	$4,885	$6,901	$(1,805)	$5,096

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $119 and $245 for the three and six months ended June 30, 2014 , respectively, and $87 and $193 for the three and six months ended June 30, 2013, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2014 and each of the next five years is approximately $128, $383, $352, $232, $229 and $224, respectively.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At June 30, 2014 and December 31, 2013, the company had directly guaranteed $510 and $561, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 42 percent of the $321 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at June 30, 2014:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$249	$70	$319
Leases on equipment and facilities (terms up to 4 years)	—	2	2
Obligations for equity affiliates[2]:
Bank borrowings (terms less than 1 year)	189	—	189
Total	$438	$72	$510

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Imprelis®
The company has received claims and has been served with multiple lawsuits alleging that the use of Imprelis® herbicide caused damage to certain trees. Sales of Imprelis® were suspended in August 2011 and the product was last applied during the 2011 spring application season. The lawsuits seeking class action status were consolidated in multidistrict litigation in federal court in Philadelphia, Pennsylvania. In February 2014, the court entered the final order dismissing these lawsuits as a result of the class action settlement. The appeal by one class member was resolved in the second quarter 2014.

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. Certain class members opted out of the settlement. The opt-outs have filed about 125 individual actions encompassing about 420 claims for property and related damage in state court in various jurisdictions. DuPont has removed most of these cases to federal court in Philadelphia, Pennsylvania. Once removed to federal court, the individual actions remain stayed pending further action by the court.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At June 30, 2014, DuPont had recorded charges of $1,175, within other operating charges, to resolve these claims, which represents the company's best estimate of the loss associated with resolving these claims. The company did not take any charges related to this matter during the three and six months ended June 30, 2014. The three and six months ended June 30, 2013 included charges of $80 and $115, respectively. At June 30, 2014, DuPont had accruals of $364 related to these claims. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. Insurance recoveries are recognized when realized. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The company has begun to receive payment from its insurance carriers and continues to seek recovery although the timing and outcome remain uncertain. To date the company has recognized and received insurance recoveries of $73.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At June 30, 2014, DuPont has accruals of $14 related to the PFOA matters discussed below.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. The medical panel is expected to address monitoring and may make additional recommendations in a subsequent report.  The medical panel has not communicated its anticipated schedule for completion. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members.  In January 2012, the company put $1 in an escrow account to fund medical monitoring as required by the settlement agreement.  The court has appointed the Director of Medical Monitoring, who is in the process of setting up a program, to implement the medical panel's recommendations.  Testing has not yet begun and no money has been disbursed from the fund.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At June 30, 2014, there were approximately 2,290 lawsuits filed in various federal and state courts in Ohio and West Virginia of which about 400 had been served on DuPont, an increase of about 1,000 in the number of lawsuits filed and 300 in the number of lawsuits served, respectively, over March 31, 2014. These lawsuits have been or will be consolidated in multi-district litigation in Ohio federal court (“MDL”). These lawsuits allege personal injury and 7 of them allege wrongful death from exposure to PFOA in drinking water. Based on comments from attorneys for the plaintiffs, DuPont expects additional lawsuits may be filed. In the MDL a “discovery pool” of 20 plaintiffs has been established from which individual cases will be selected for the initial trials. The first trial is scheduled to begin in September 2015, and the second in November 2015. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

Additional Actions
An Ohio action brought by the LHWA is ongoing. In addition to general claims of PFOA contamination of drinking water, the action claims “imminent and substantial endangerment to health and or the environment” under the Resource Conservation and Recovery Act (RCRA). In the second quarter 2014, DuPont filed a motion for summary judgment which if granted, will be dispositive of this matter. The LHWA has moved for partial summary judgment. DuPont denies these claims and is defending itself vigorously.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At June 30, 2014, the Condensed Consolidated Balance Sheet included a liability of $474, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of June 30, 2014.

Note 10.  Stockholders’ Equity
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan. In February 2014, the company entered into an accelerated share repurchase ("ASR") agreement with a financial institution. Under the terms of the ASR agreement, the company paid $1,000 to the financial institution and received and retired 15.1 million shares. The ASR was completed in the second quarter 2014. During the three and six months ended June 30, 2014, the company repurchased 0.5 million shares and 1.5 million shares in the open market for a total cost of $35 and $97, respectively. These shares were retired upon receipt.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Other Comprehensive (Loss) Income
A summary of the changes in other comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	June 30, 2014			June 30, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(59)	$—	$(59)	$(14)	$—	$(14)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(12)	4	(8)	(8)	2	(6)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	1	(1)	—	(7)	3	(4)	Net sales
Commodity contracts	12	(4)	8	(11)	4	(7)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	1	(1)	—	(26)	9	(17)
Pension benefit plans:
Net loss	(103)	33	(70)	—	—	—	See (2) below
Reclassifications to net income:
Amortization of prior service cost	—	—	—	3	(1)	2	See (3) below
Amortization of loss	150	(52)	98	239	(82)	157	See (3) below
Curtailment loss	4	(1)	3	—	—	—	See (3) below
Settlement loss	2	—	2	—	—	—	See (3) below
Pension benefit plans, net	53	(20)	33	242	(83)	159
Other benefit plans:
Net gain	—	—	—	28	(9)	19	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(53)	19	(34)	(46)	17	(29)	See (3) below
Amortization of loss (gain)	14	(5)	9	(2)	—	(2)	See (3) below
Other benefit plans, net	(39)	14	(25)	(20)	8	(12)
Net unrealized gain on securities	—	—	—	3	(1)	2
Other comprehensive (loss) income	$(44)	$(7)	$(51)	$185	$(67)	$118

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Six Months Ended			Six Months Ended			Affected Line Item in Consolidated Income Statements[1]
	June 30, 2014			June 30, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(131)	$—	$(131)	$(223)	$—	$(223)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	26	(10)	16	(24)	9	(15)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	2	(1)	1	(3)	1	(2)	Net sales
Commodity contracts	29	(11)	18	(25)	10	(15)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	57	(22)	35	(52)	20	(32)
Pension benefit plans:
Net (loss) gain	(102)	33	(69)	56	(14)	42	See (2) below
Reclassifications to net income:
Amortization of prior service cost	1	—	1	6	(2)	4	See (3) below
Amortization of loss	299	(103)	196	480	(164)	316	See (3) below
Curtailment loss	4	(1)	3	1	—	1	See (3) below
Settlement loss	2	—	2	152	(45)	107	See (3) below
Pension benefit plans, net	204	(71)	133	695	(225)	470
Other benefit plans:
Net gain	—	—	—	45	(15)	30	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(106)	38	(68)	(94)	34	(60)	See (3) below
Amortization of loss	28	(9)	19	25	(9)	16	See (3) below
Curtailment gain	—	—	—	(154)	54	(100)	See (3) below
Settlement loss	—	—	—	1	—	1	See (3) below
Other benefit plans, net	(78)	29	(49)	(177)	64	(113)
Net unrealized gain on securities	—	—	—	1	(1)	—
Other comprehensive income (loss)	$52	$(64)	$(12)	$244	$(142)	$102

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
Other comprehensive (loss) income before reclassifications	(131)	16	(69)	—	—	(184)
Amounts reclassified from accumulated other comprehensive loss	—	19	202	(49)	—	172
Balance June 30, 2014	$(271)	$(13)	$(5,616)	$445	$2	$(5,453)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive (loss) income before reclassifications	(223)	(15)	42	30	1	(165)
Amounts reclassified from accumulated other comprehensive loss	—	(17)	428	(143)	(1)	267
Balance June 30, 2013	$(390)	$(29)	$(8,216)	$89	$2	$(8,544)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $12,500 and $12,860 as of June 30, 2014 and December 31, 2013, respectively.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $0 and $5,116 of money market funds (level 1 measurements) as of June 30, 2014 and December 31, 2013, respectively.  The company held $2,526 and $2,256 of other cash equivalents (level 2 measurements) as of June 30, 2014 and December 31, 2013, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	853	1,107
Commodity contracts	144	606
Derivatives not designated as hedging instruments:
Foreign currency contracts	12,845	9,553
Commodity contracts	86	281

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

Fair Value Hedges
Interest Rate Swaps
At June 30, 2014, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$(13)	$(12)	$(48)	$3
Additions and revaluations of derivatives designated as cash flow hedges	(8)	(6)	16	(15)
Clearance of hedge results to earnings	8	(11)	19	(17)
Ending balance	$(13)	$(29)	$(13)	$(29)

At June 30, 2014, the after-tax amount expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months is $(7).

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	June 30, 2014	December 31, 2013
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$16	$—
Interest rate swaps[1]	Other assets	—	29
Foreign currency contracts	Accounts and notes receivable, net	5	6
		21	35
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	39	86

Total asset derivatives[3]		$60	$121
Cash collateral[1,2]	Other accrued liabilities	$16	$30

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$—	$4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	55	70
Commodity contracts	Other accrued liabilities	1	1
		56	71
Total liability derivatives[3]		$56	$75

[1]	Cash collateral held as of June 30, 2014 and December 31, 2013 represents $12 and $17, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of June 30, 2014 and December 31, 2013 represents $4 and $13, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $37 at June 30, 2014 and $54 at December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended June 30,	2014	2013	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(6)	$(8)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	—	2	(1)	7	Net sales
Commodity contracts	(12)	(10)	(12)	11	Cost of goods sold
	(12)	(8)	(19)	10
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(70)	90	Other income, net[4]
Commodity contracts	—	—	(1)	(14)	Cost of goods sold
	—	—	(71)	76
Total derivatives	$(12)	$(8)	$(90)	$86

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Six Months Ended June 30,	2014	2013	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(13)	$(15)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	(1)	16	(2)	3	Net sales
Commodity contracts	27	(40)	(29)	25	Cost of goods sold
	26	(24)	(44)	13
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	(116)	196	Other income, net[4]
Commodity contracts	—	—	(25)	(8)	Cost of goods sold
	—	—	(141)	188
Total derivatives	$26	$(24)	$(185)	$201

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and six months ended June 30, 2014 and 2013, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $19 and $(55) for the three months ended June 30, 2014 and 2013, respectively, and $(31) and $(150) for the six months ended June 30, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment losses of $153. See Note 2 for additional information.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$60	$68	$120	$139
Interest cost	293	271	585	544
Expected return on plan assets	(404)	(378)	(806)	(760)
Amortization of loss	150	239	299	480
Amortization of prior service cost	—	3	1	6
Curtailment loss	4	—	4	1
Settlement loss	2	—	2	152
Net periodic benefit cost	$105	$203	$205	$562

Other Long-Term Employee Benefit Plans
In conjunction with the sale of the Performance Coatings business noted above, the company recorded a net $153 settlement and curtailment gain. See Note 2 for additional information.
The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$5	$8	$9	$16
Interest cost	30	33	61	66
Amortization of loss (gain)	14	(2)	28	25
Amortization of prior service benefit	(53)	(46)	(106)	(94)
Curtailment gain	—	—	—	(154)
Settlement loss	—	—	—	1
Net periodic benefit cost	$(4)	$(7)	$(8)	$(140)

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

The earnings from the previous Pharmaceuticals segment are expected to be insignificant in 2014 and therefore, effective January 1, 2014, the results are reported within Other. Viton® fluoroelastomer products ("Viton®") will be included in the Performance Chemicals separation and therefore, effective April 30, 2014, the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

Three Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Other		Total
2014
Segment sales	$3,615		$617		$317		$926		$1,696		$1,582		$1,029		$1		$9,783
Less: Transfers	5		4		4		—		48		15		1		—		77
Net sales	3,610		613		313		926		1,648		1,567		1,028		1		9,706
PTOI	789	[2]	21	[2]	57	[2]	97	[2]	232	[2]	665	[2,3]	178	[2]	(84)	[2]	1,955

2013
Segment sales	$3,631		$653		$304		$865		$1,837		$1,615		$1,017		$3		$9,925
Less: Transfers	2		5		4		—		53		16		1		—		81
Net sales	3,629		648		300		865		1,784		1,599		1,016		3		9,844
PTOI	861	[4]	95		43		61		268		332		172		(55)		1,777

Six Months Ended June 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Other		Total
2014
Segment sales	$8,009		$1,197		$618		$1,787		$3,287		$3,116		$1,976		$2		$19,992
Less: Transfers	8		7		7		—		105		29		2		—		158
Net sales	8,001		1,190		611		1,787		3,182		3,087		1,974		2		19,834
PTOI	2,231	[2]	96	[2]	113	[2]	190	[2]	438	[2]	958	[2,3]	353	[2]	(176)	[2]	4,203

2013
Segment sales	$8,300		$1,269		$593		$1,733		$3,480		$3,116		$1,924		$4		$20,419
Less: Transfers	7		9		7		—		107		35		2		—		167
Net sales	8,293		1,260		586		1,733		3,373		3,081		1,922		4		20,252
PTOI	2,342	[4]	144		84		137		524		619		310		(142)		4,018

[1]
As of June 30, 2014, Agriculture net assets were $10,339, an increase of $4,456 from $5,883 at December 31, 2013. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]
Included a $(206) restructuring charge recorded in employee separation/asset related charges, net. The pre-tax charges by segment are: Agriculture -$(47), Electronics & Communications - $(68), Industrial Biosciences - $(2), Nutrition & Health - $(8), Performance Chemicals - $(19), Performance Materials - $(29), Safety & Protection - $(31), and Other - $(2). See Note 3 for additional information.

[3]	Included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions/Vinyls. See Note 2 for additional information.

[4]
Included charges of $(80) and $(115) during the three and six months ended June 30, 2013, recorded in other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total segment PTOI	$1,955	$1,777	$4,203	$4,018
Non-operating pension and other postretirement employee benefit costs	(34)	(126)	(64)	(273)
Net exchange (losses) gains, including affiliates	(109)	35	(205)	46
Corporate expenses	(278)	(206)	(495)	(420)
Interest expense	(94)	(115)	(197)	(232)
Income from continuing operations before income taxes	$1,440	$1,365	$3,242	$3,139

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Developments
Separation of Performance Chemicals
The company expects to complete the separation of its Performance Chemicals segment by mid-2015. As part of the separation, DuPont incurred $35 million and $51 million in transaction costs in the three and six months ended June 30, 2014, respectively, which were recorded in other operating charges. For full-year 2014, costs associated with the separation are expected to be about $170 million ($0.13 per share). The company expects to incur additional costs related to the separation in 2015. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.

Redesign Initiative and 2014 Restructuring Plan
In the second quarter 2014, DuPont announced its global, multi-year redesign initiative to align its operating model for what will be a more focused portfolio of businesses after the separation of the Performance Chemicals segment. As part of this initiative, in the second quarter 2014, DuPont commenced a restructuring plan to reduce residual costs associated with the separation of the Performance Chemicals segment and to improve productivity across all businesses and functions. See further discussion of the 2014 restructuring plan within Results of Operations and Note 3 to the interim Consolidated Financial Statements. The company anticipates that it could incur future charges related to this initiative as it implements additional actions. In addition, the company expects to realize annual cost savings, currently estimated at $375 million per year, from the movement and elimination of functional costs as the Performance Chemicals separation is completed.

Venezuelan Foreign Currency Translation
During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (“SICAD 1”) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuertes (BsF) to USD. Based on evaluation of the availability of the specific exchange rate mechanisms, effective June 30, 2014, the company changed from the official exchange rate of 6.3 BsF to the SICAD 2 exchange rate of 49.98 BsF to remeasure its BsF denominated net monetary assets, which resulted in a $58 million pre-tax charge within other income, net during the second quarter 2014. See Note 1 to the interim Consolidated Financial Statements for additional information.

Disposition of a Business
In June 2014, the company sold Glass Laminating Solutions/Vinyls (GLS/Vinyls) in the Performance Materials segment, to Kuraray Co. Ltd. The sale resulted in a pre-tax gain of $391 million ($273 million net of tax). The gain was recorded in other income, net in the second quarter 2014.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended June 30, 2014:

•
Net Sales were $9.7 billion versus $9.8 billion in the same period prior year. Volume growth in Nutrition & Health, the Crop Protection business and most industrial businesses was offset by the impact of portfolio changes, a planned maintenance shutdown and lower corn seed volumes.

•
Total segment pre-tax operating income (PTOI) of $2.0 billion, was 10 percent above last year, principally driven by the gain on the sale of GLS/Vinyls in the Performance Materials segment partially offset by restructuring charges.

•	Income from continuing operations after income taxes was $1.1 billion, an increase of 4 percent from the same period last year.

•
The company has commenced a restructuring plan to reduce residual costs associated with the separation of Performance Chemicals and to improve productivity across all businesses. The plan is expected to be substantially complete by year-end 2015 and after completion, will deliver pre-tax costs savings of about $300 million.

•	The company announced a third quarter dividend of $0.47 per share, a 4 percent increase in its dividend.

The following is a summary of the results of continuing operations for the six months ended June 30, 2014:

•	Net sales were $19.8 billion, 2 percent below prior year, reflecting 1 percent lower volume and 1 percent impact from portfolio changes.

•
Total segment PTOI of $4.2 billion, was 5 percent above last year, principally driven by the gain on the sale of GLS/Vinyls in the Performance Materials segment partially offset by the impact of the restructuring charge recorded in second quarter 2014.

•	Income from continuing operations after income taxes was $2.5 billion, an increase of 4 percent from the same period last year.

Net Sales
Net sales for the second quarter were $9.7 billion, 1 percent below $9.8 billion in the prior year. Volume increases in Nutrition & Health, the Crop Protection business and most industrial businesses were offset by the impact of portfolio changes, lower Agriculture corn seed volume and the scheduled ethylene plant shutdown in Performance Materials. All segments saw volume growth in Asia Pacific, which was offset slightly by lower volumes in EMEA and Latin America. Local prices were flat as increased seed prices were essentially offset by lower prices in Performance Chemicals and Electronics & Communications. Currency impact was negligible, as the benefit of a stronger Euro offset weakness in most other currencies, particularly the Brazilian real and Canadian dollar. Sales in developing markets of $2.8 billion, representing 28 percent of total company sales, were flat versus prior year as increases in Developing Asia were offset by declines in Eastern Europe and Latin America. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended June 30, 2014		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$9.7	(1)	—	—	—	(1)
U.S. & Canada	4.6	(3)	—	(1)	—	(2)
Europe, Middle East & Africa (EMEA)	2.1	2	(1)	4	(1)	—
Asia Pacific	2.1	—	(2)	(2)	5	(1)
Latin America	0.9	(4)	1	(2)	(2)	(1)

Net sales for the six months ended June 30, 2014 were $19.8 billion, 2 percent below the same period last year. The decrease reflects slightly lower volume and the impact of portfolio changes. Lower volume is principally attributable to lower corn seed sales and the scheduled shutdown of a Performance Materials ethylene plant. All segments except Agriculture had volume increases. Regionally, a 5 percent increase in Asia Pacific, driven by growth across all segments, and a 3 percent EMEA increase, were more than offset by lower North American Agriculture volumes. Local prices were flat as increased seed prices were essentially offset by lower prices in Performance Chemicals and Electronics & Communications. Currency impact was negligible, as weakness in most currencies was essentially offset by a stronger Euro. Sales in developing markets were $5.8 billion, flat versus prior year, representing 29 percent of total company sales.

	Six Months Ended June 30, 2014		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$19.8	(2)	—	—	(1)	(1)
U.S. & Canada	9.1	(6)	—	(1)	(4)	(1)
Europe, Middle East & Africa (EMEA)	5.1	5	—	2	3	—
Asia Pacific	3.8	—	(2)	(3)	5	—
Latin America	1.8	(7)	—	(3)	(4)	—

Other Income, Net
Other income, net, totaled $408 million for the second quarter 2014, an increase of $249 million compared to $159 million in the prior year. The increase was due primarily to the $391 million gain related to the sale of GLS/Vinyls within the Performance Materials segment, offset by additional pre-tax exchange losses of $144 million. The increase in pre-tax exchange losses is result of devaluation of the Venezuelan bolivar and Ukrainian hryvnia, increased currency rate volatility, principally in emerging markets, and higher costs associated with the company's balance sheet hedging program. The pre-tax exchange losses for the second quarter 2014 includes $58 million and $7 million exchange losses, associated with the devaluation of the Venezuelan bolivar and Ukrainian hryvnia, respectively.

For the six months ended June 30, 2014, other income, net was $425 million compared to $251 million last year, an increase of $174 million. The decrease was due primarily to the $391 million gain related to the sale of GLS/Vinyls within the Performance Materials segment and an increase in earnings of equity method investments of $36 million which was partially offset by additional pre-tax exchange losses of $251 million. The increase in pre-tax exchange losses is result of devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, increased currency rate volatility, principally in emerging markets, and higher costs associated with the company's balance sheet hedging program. The exchange loss for the six months ended June 30, 2014, includes $58 million, $46 million, and $14 million exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. The exchange loss for the six months ended June 30, 2013 includes $33 million exchange losses associated with the devaluation of the Venezuela bolivar.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $6.0 billion in the second quarter 2014 versus $6.1 billion in the prior year, a 1 percent decrease, principally due to 1 percent lower sales. COGS as a percent of net sales was 62 percent for second quarter 2014 and 2013. Lower raw material costs across most segments were offset by higher Agriculture inventory write-offs.

COGS for the six months ended June 30, 2014 was $12.0 billion, a decrease of 2 percent versus $12.2 billion in the prior year, principally due to lower sales. COGS as a percent of net sales was approximately 61 percent for year-to-date 2014 and 2013, as lower raw material costs across most segments were offset by higher Agriculture inventory write-offs.

Other Operating Charges
Other operating charges totaled $0.8 billion in the second quarter 2014 versus $0.9 billion in the prior year, a 12 percent decrease. For the six months ended June 30, 2014, Other operating charges was $1.6 billion, a decrease of 13 percent versus $1.9 billion in the prior year. The decreases were primarily due to the absence of prior-year Imprelis® charges and lower charges for pension and OPEB costs. Other operating charges in the three and six months ended June 30, 2014 includes $35 million and $51 million, respectively, of costs associated with the separation of the Performance Chemicals Segment. See Note 2 to the interim Consolidated Financial Statements for more information related to this matter.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $948 million for the second quarter 2014 versus $983 million in the prior year. Year-to-date SG&A totaled $1.9 billion versus $2.0 billion in 2013. The decreases were primarily due to reduced sales commissions within the Agriculture segment as well as reduced pension and OPEB costs. SG&A was approximately 10 percent of net sales for the three and six months ended June 30, 2014 and 2013.

Research and Development Expense (R&D)
R&D totaled $545 million and $542 million for the second quarter 2014 and 2013, respectively. The increase was primarily due to higher spend within the Agriculture and Nutrition & Health segments offset by lower pension and OPEB costs. R&D was approximately 6 percent of net sales for the second quarter 2014 and 2013.

R&D was flat at $1.0 billion for the six months ended June 30, 2014 and 2013. R&D was approximately 5 percent of net sales for the six months ended June 30, 2014 and 2013.

Interest Expense
Interest expense totaled $94 million in the second quarter 2014, compared to $115 million in 2013. The decrease was primarily due to lower average borrowings. For the six months ended June 30, 2014, interest expense was $197 million versus $232 million in the prior year. The decrease was primarily due to average lower borrowings and a slightly lower average borrowing rate.

Employee Separation / Asset Related Charges, Net
In the second quarter 2014, as part of the redesign initiative discussed above, DuPont commenced a restructuring plan to reduce residual costs associated with the separation of Performance Chemicals and to improve productivity across all businesses and functions. As a result, during the three months ended June 30, 2014 a pre-tax charge of $263 million was recorded in employee separation / asset related charges, net. The charge consisted of $166 million employee separation costs, $3 million of other non-personnel charges and $94 million of asset shut down costs. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015 and to achieve pre-tax costs savings of approximately $250 million in 2015 and approximately $300 million per year in subsequent years. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions. Additional details related to this plan can be found in Note 3 to the interim Consolidated Financial Statements.

Provision for Income Taxes on Continuing Operations
The company's effective tax rate for the second quarter 2014 was 25.4 percent on pre-tax income from continuing operations as compared to 24.5 percent on pre-tax income from continuing operations in 2013. The higher effective tax rate principally relates to the unfavorable impact of the Venezuelan bolivar devaluation and geographic mix of earnings, partially offset by a favorable change in accrual for a prior year tax position.

The company's effective tax rate for the six months ended June 30, 2014 was 22.3 percent on pre-tax income from continuing operations as compared to 23.0 percent on pre-tax income from continuing operations in 2013. The lower effective tax rate principally relates to a favorable settlement in the first quarter 2014 and a favorable change in accrual for a prior year tax position in the second quarter 2014, partially offset by the unfavorable impact of the Venezuelan bolivar devaluation.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Income from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for second quarter 2014 of $1,074 million increased 4 percent versus $1,030 million in the same period last year principally due to higher total segment PTOI, including a gain on the sale of GLS/Vinyls, partly offset by the restructuring charge. Year-to-date 2014 income from continuing operations after income taxes of $2,519 million increased 4 percent, versus $2,417 million in the same period last year. The increase is attributable to the reasons noted above.

Outlook
In June 2014, the company revised its 2014 earnings outlook downward reflecting lower than expected corn seed volumes, higher than expected seed inventory write-downs and lower than expected selling prices in refrigerants, partially offset by higher than expected soybean volumes in North America.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three and six month periods ended June 30, 2014 compared with the same period in 2013. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three and six month periods ended June 30, 2014 and 2013 is included in Note 13 to the interim Consolidated Financial Statements.

Viton® fluoroeastomer products ("Viton®") will be included in the Performance Chemicals separation and therefore, effective April 30, 2014, the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

The following table summarizes second quarter and year-to-date 2014 segment sales and related variances versus prior year:

	Three Months Ended
	June 30, 2014		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2013	Price	Volume	Portfolio and Other
Agriculture	$3.6	—	1	(1)	—
Electronics & Communications	0.6	(6)	(10)	4	—
Industrial Biosciences	0.3	4	2	2	—
Nutrition & Health	0.9	7	1	6	—
Performance Chemicals	1.7	(8)	(4)	—	(4)
Performance Materials	1.6	(2)	1	(1)	(2)
Safety & Protection	1.0	1	—	1	—

	Six Months Ended
	June 30, 2014		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2013	Price	Volume	Portfolio and Other
Agriculture	$8.0	(4)	1	(5)	—
Electronics & Communications	1.2	(6)	(11)	5	—
Industrial Biosciences	0.6	4	1	3	—
Nutrition & Health	1.8	3	—	3	—
Performance Chemicals	3.3	(6)	(5)	2	(3)
Performance Materials	3.1	—	—	1	(1)
Safety & Protection	2.0	3	(1)	3	1

Agriculture - Agriculture sales were essentially flat second quarter 2014 as compared to 2013, as higher seed prices and higher insecticide and soybean seed volumes were offset by lower corn seed and herbicide volumes. PTOI of $789 million declined $72 million, or 8 percent, on lower corn seed volumes, lower North America herbicide volumes and higher seed inventory write-downs. This was partially offset by higher seed prices, higher insecticide volumes, lower seed input costs and higher soybean volumes. Second quarter 2014 PTOI included charges of $47 million associated with the 2014 restructuring plan, while 2013 included charges of $80 million related to Imprelis® herbicide claims.

Year-to-date sales of $8 billion declined $0.3 billion, or 4 percent, on lower corn seed volumes and lower North America herbicide volumes. Supply-driven impacts on commodity prices led to reductions in corn planted area in the North America and Brazil Safrinha seasons. In addition, the earlier timing of seed shipments caused sales to be realized in fourth quarter 2013 versus the first quarter 2014. This was partially offset by higher seed prices, higher insecticide volumes and higher soybean volumes.

PTOI of $2.2 billion decreased $0.1 billion, or 5 percent on lower volumes and higher seed inventory write-downs, partially offset by lower seed input costs. Year-to-date 2014 PTOI included charges of $47 million associated with the 2014 restructuring plan, while 2013 included charges of $115 million related to Imprelis® herbicide claims. See Notes 3 and 9 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan and the Imprelis® matter, respectively.

For the second half 2014, the company expects sales to be up modestly and PTOI up substantially, driven by increased demand for insecticides aided by launches of Cyazypyr® insecticide and DermacorTM seed treatments in Brazil. This is expected to be partly offset by lower corn sales in Brazil's summer season due to lower planted area and modestly lower price reflecting the impact of fall armyworm resistance to the Herculex® 1 trait1. Similar to 2013, the company also expects early seed shipments for the 2015 Brazil Safrinha and northern hemisphere seasons to result in shifting some corn seed sales from the first quarter 2015 into the fourth quarter 2014.

Electronics & Communications - Second quarter 2014 segment sales of $617 million declined $36 million, or 6 percent, largely due to reduced selling prices, primarily from the pass-through of metals prices, as well as product mix and competitive pressures. This was partially offset by increased volumes, primarily in consumer electronics. PTOI of $21 million decreased $74 million, or 78 percent, due to charges of $68 million related to the 2014 restructuring plan and the absence of $20 million from OLED licensing income realized during the second quarter 2013, partially offset by increased volumes and productivity improvements.

Year-to-date sales of $1.2 billion decreased $0.1 billion, or 6 percent, largely due to reduced selling prices, primarily from the pass-through of metals prices, partially offset by increased volumes in consumer electronics and photovoltaic markets. PTOI of $96 million decreased $48 million, or 33 percent, due to charges of $68 million related to the 2014 restructuring plan and the absence of $20 million from OLED licensing income realized during the second quarter 2013, partially offset by increased volumes.

See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Industrial Biosciences - Second quarter 2014 segment sales of $317 million increased $13 million, or 4 percent, from continued strong enzyme demand for ethanol production, which was partially offset by lower sales for Sorona® polymer due to lower existing home sales. Sales in animal nutrition markets paired with strong food enzyme demand also increased volumes and margins. PTOI of $57 million increased $14 million, or 33 percent, driven by mix enrichment, improved margins associated with new products, and slightly higher volumes.

Year-to-date sales of $618 million increased $25 million, or 4 percent, from increased enzyme demand for animal nutrition and ethanol production. This was partially offset by lower sales for Sorona® polymer for carpeting. PTOI of $113 million increased $29 million, or 35 percent, from increased enzyme demand and lower costs.

Second quarter and year-to-date 2014 PTOI included charges of $2 million related to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Nutrition & Health - Second quarter 2014 segment sales of $926 million increased $61 million, or 7 percent, from broad based volume growth in all regions and improved product mix. PTOI of $97 million increased $36 million, or 59 percent, from increased volumes and pricing, lower raw material costs, productivity gains and the absence of one-time costs in the second quarter 2013.

Year-to-date sales of $1.8 billion increased $54 million, or 3 percent, from broad based volume growth and improved product mix, partially offset by unfavorable currency. PTOI of $190 million increased $53 million, or 39 percent, from increased volumes and pricing, lower raw material costs and productivity gains.

Second quarter and year-to-date 2014 PTOI included charges of $8 million related to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Performance Chemicals - Second quarter 2014 segment sales of $1.7 billion decreased $0.1 billion, or 8 percent, due primarily to lower prices in refrigerants for mobile and stationary applications as well as titanium dioxide and the impact of portfolio changes. Second quarter refrigerant prices for mobile and stationary applications were lower as prices for R22 have not recovered from the prior year following the increase in production allocations granted by the U.S. Environmental Protection Agency. In addition, HFC prices, principally 134a, were under pressure due to heavy imports. Slightly higher titanium dioxide volumes were more than offset by lower volumes in Chemicals and Fluoroproducts. PTOI of $232 million decreased $36 million, or 13 percent, due to lower prices and charges of $19 million relating to the 2014 restructuring plan, partially offset by productivity improvements.

1     Herculex® is a registered trademark of Dow ArgoSciences LLC

Year-to-date segment sales of $3.3 billion decreased $0.2 billion, or 6 percent, as increased volumes, primarily for titanium dioxide and fluoroproducts, were more than offset by lower prices, primarily for refrigerants as well as titanium dioxide, and the impact of portfolio changes. PTOI of $438 million decreased $86 million, or 16 percent, due primarily to lower prices, partially offset by higher volumes and productivity improvements. Year-to-date 2014 PTOI included charges of $19 million relating to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Performance Materials - Second quarter 2014 segment sales of $1.6 billion decreased 2 percent, due primarily to the decreased ethylene volumes as a result of the scheduled second quarter outage at the Orange, Texas ethylene unit and the impact of the sale of GLS/Vinyls (see Note 2 to the interim Consolidated Financial Statements). This was partially offset by increased volumes in the automotive markets. PTOI of $665 million increased $333 million, or 100 percent. The $391 million pre-tax gain on the sale of GLS/Vinyls and increased volume in automotive markets were partially offset by decreased ethylene volumes due to the scheduled outage.

Year-to-date segment sales of $3.1 billion were flat with 2013. PTOI of $958 million increased $339 million or 55 percent, due primarily to the second quarter 2014 gain on the sale of GLS/Vinyls and stronger volumes in automotive markets. This was partially offset by decreased ethylene volumes as a result of the second quarter scheduled ethylene outage and higher ethane and natural gas costs.

Second quarter and year-to-date PTOI 2014 included charges of $29 million related to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Safety & Protection - Second quarter 2014 segment sales of $1.0 billion, were up 1 percent on higher volumes in industrial markets. Improved demand for Nomex® thermal resistant and Kevlar® high strength materials was partially offset by lower sales from Clean Technologies offerings.

PTOI of $178 million increased $6 million, or 3 percent, as higher volumes in industrial markets, lower product costs and productivity improvements were mostly offset by $31 million of charges relating to the 2014 restructuring plan (see Note 3 to the interim Consolidated Financial Statements).

Year-to-date segment sales of $2.0 billion increased $52 million or 3 percent, on higher volumes driven by improved demand for Nomex® thermal resistant and Kevlar® high strength materials and demand for building materials, partially offset by lower sales from Clean Technologies offerings. PTOI of $353 million increased $43 million, or 14 percent, due primarily to increased volumes, lower product costs and productivity improvements. This was partially offset by $31 million of charges relating to the 2014 restructuring plan.

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found on page 28 of the company's 2013 Annual Report. Discussion below provides the updates to this information for the six months ended June 30, 2014.

(Dollars in millions)	June 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$4,347	$9,086
Total debt	11,798	12,462

Total debt at June 30, 2014 was $11.8 billion, a decrease of $0.7 billion from $12.5 billion at December 31, 2013.  The decrease was due to $1.7 billion debt maturities offset by a $1.0 billion increase in other short term borrowings during the six months ended June 30, 2014.

The company has access to approximately $4.9 billion in unused credit lines with several major financial institutions, an increase of $0.5 billion from December 31, 2013. The unused credit lines provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit. The increase in unused credit lines is primarily due to the company’s refinancing in the second quarter 2014 of the previous four year $3.5 billion credit facility with a five year $4.0 billion credit facility.

Summary of Cash Flows
Cash used for operating activities was $2.1 billion for the six months ended June 30, 2014 compared to cash used for operating activities of $2.6 billion during the same period last year. The $0.5 billion change was primarily due to lower year-over-year income tax payments.

The change in other operating charges and credits - net for the six months ended June 30, 2014 totaled $0.6 billion, an increase  of $0.4 billion from the same period last year.  The increase was primarily due to year-over-year changes in fair value of derivative instruments and absence of costs associated with the sale of the Performance Coatings business in 2013. Other operating charges and credits - net primarily consists of expenses related to pension plans as well as reclassifications of items whose cash effects are investing or financing activities.

Cash used for investing activities was $0.2 billion for the six months ended June 30, 2014 compared to cash provided by investing activities of $4.1 billion for the same period last year. The $4.3 billion change was primarily due to proceeds received from the sale of the Performance Coatings business in 2013.

Purchases of property, plant and equipment for the six months ended June 30, 2014 totaled $0.8 billion, about the same as last year.

Cash used for financing activities was $2.4 billion for the six months ended June 30, 2014 compared to cash provided by financing activities of $1.0 billion for the same period last year. The $3.4 billion decrease was due primarily to a decrease in borrowings in 2014 verses an increase in 2013.

Dividends paid to shareholders during the six months ended June 30, 2014 totaled $0.8 billion. In April 2014, the Board of Directors declared a second quarter common stock dividend of $0.45 per share. In July 2014, the Board of Directors declared a third quarter common stock dividend of $0.47 per share, a four percent increase over the April 2014 dividend. With the second and third quarter dividends, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. The company expects to repurchase $2 billion in 2014 with the remainder to be repurchased over time. There is no required completion date for purchases under the 2014 plan. In February 2014, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution. Under the terms of the ASR agreement, the Company paid $1 billion to the financial institution and received and retired 15.1 million shares. The ASR was completed in the second quarter 2014. See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information regarding the ASR. During the three and six months ended June 30, 2014, the company repurchased 0.5 million shares and 1.5 million shares in the open market for a total cost of $35 million and $97 million, respectively. These shares were retired upon receipt.

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

Guarantees and Off-Balance Sheet Arrangements
For detailed information related to Guarantees, Indemnifications, and Obligations for Equity Affiliates and Others, see page 33 of the company's 2013 Annual Report, and Note 9 to the interim Consolidated Financial Statements.

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2013 can be found on page 33 of the company's 2013 Annual Report. The company's long-term debt obligations at June 30, 2014 decreased by $1.9 billion versus prior year-end primarily due to $1.7 billion of debt principal maturities. The company’s raw material purchase obligations at June 30, 2014 increased $1.0 billion versus prior year-end primarily attributable to the commencement of a 20 year supply agreement within the Performance Chemicals segment.

PFOA
See discussion under “PFOA” on page 37 of the company's 2013 Annual Report and Note 9 to the interim Consolidated Financial Statements.

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

As of June 30, 2014, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

In February 2014, the company entered an accelerated share repurchase (ASR) agreement with a financial institution. The ASR was completed in the second quarter 2014. Under the terms of the ASR agreement, the Company paid $1 billion to the financial institution and received and retired 15.1 million shares at an average price of $66.25 per share. See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information regarding the ASR. In June 2014, the company also repurchased 0.5 million shares in the open market at an average price of $65.16 per share for a total of $35 million. These shares were retired upon receipt.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended June 30, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
June:
Open Market Purchases	542,723	$65.16	542,723
ASR (2)	2,590,660	$66.25	2,590,660
Total	3,133,383		3,133,383	$3,903

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

[2]	Shares purchased in June 2014 include the final share delivery amount under the ASR agreement.

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

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	July 22, 2014

By:	/s/ Nicholas C. Fanandakis

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

10.3*
Company’s Pension Restoration Plan, as restated effective July 17, 2006 (incorporated by reference to Exhibit 10.3 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2011).

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

10.8*	Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014.

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

Exhibit Number	Description

10.11*
Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the period ended December 31, 2013).

10.12*
Form of 2014 Award Terms under the Company's Equity and Incentive Plan. (incorporated by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2014).

10.13*	Company’s Management Deferred Compensation Plan, as last amended effective April 15, 2014.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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