Form 10-Q
period 2014-09-30
DUPONT E I DE NEMOURS & CO
filed 2014-10-28
CIK 30554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The Registrant had 905,947,000 shares (excludes 87,041,000 shares of treasury stock) of common stock, $0.30 par value, outstanding at October 22, 2014.

E. I. DU PONT DE NEMOURS AND COMPANY

The terms “DuPont” or the “company” as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.

PART I.  FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

E. I. du Pont de Nemours and Company
Consolidated Income Statements (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$7,511	$7,735	$27,345	$27,987
Other income, net	357	70	782	321
Total	7,868	7,805	28,127	28,308
Cost of goods sold	4,880	5,166	16,879	17,415
Other operating charges	839	989	2,461	2,843
Selling, general and administrative expenses	756	774	2,629	2,740
Research and development expense	514	540	1,577	1,603
Interest expense	93	108	290	340
Employee separation / asset related charges, net	—	—	263	—
Total	7,082	7,577	24,099	24,941
Income from continuing operations before income taxes	786	228	4,028	3,367
Provision for (benefit from) income taxes on continuing operations	352	(35)	1,075	687
Income from continuing operations after income taxes	434	263	2,953	2,680
Income from discontinued operations after income taxes	—	25	—	1,997
Net income	434	288	2,953	4,677
Less: Net income attributable to noncontrolling interests	1	3	11	14
Net income attributable to DuPont	$433	$285	$2,942	$4,663
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.47	$0.28	$3.20	$2.87
Basic earnings per share of common stock from discontinued operations	—	0.03	—	2.16
Basic earnings per share of common stock	$0.47	$0.30	$3.20	$5.03
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.47	$0.28	$3.17	$2.85
Diluted earnings per share of common stock from discontinued operations	—	0.03	—	2.14
Diluted earnings per share of common stock	$0.47	$0.30	$3.17	$4.99
Dividends per share of common stock	$0.47	$0.45	$1.37	$1.33

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in millions, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$434	$288	$2,953	$4,677
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(428)	177	(559)	(46)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(3)	(15)	23	(39)
Clearance of hedge results to earnings	(2)	1	29	(27)
Net revaluation and clearance of cash flow hedges to earnings	(5)	(14)	52	(66)
Pension benefit plans:
Net (loss) gain	(5)	(4)	(107)	52
Prior service (cost) benefit	(1)	62	(1)	62
Reclassifications to net income:
Amortization of prior service cost	1	2	2	8
Amortization of loss	151	244	450	724
Curtailment / settlement loss	2	—	8	153
Pension benefit plans, net	148	304	352	999
Other benefit plans:
Net (loss) gain	(33)	95	(33)	140
Prior service benefit	50	199	50	199
Reclassifications to net income:
Amortization of prior service benefit	(54)	(48)	(160)	(142)
Amortization of loss	15	26	43	51
Curtailment / settlement gain	—	—	—	(153)
Other benefit plans, net	(22)	272	(100)	95
Net unrealized gain on securities	—	—	—	1
Other comprehensive (loss) income, before tax	(307)	739	(255)	983
Income tax expense related to items of other comprehensive income	(28)	(195)	(92)	(337)
Other comprehensive (loss) income, net of tax	(335)	544	(347)	646
Comprehensive income	99	832	2,606	5,323
Less: Comprehensive income attributable to noncontrolling interests	1	3	11	14
Comprehensive income attributable to DuPont	$98	$829	$2,595	$5,309

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except per share)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,982	$8,941
Marketable securities	566	145
Accounts and notes receivable, net	8,347	6,047
Inventories	7,295	8,042
Prepaid expenses	239	206
Deferred income taxes	739	775
Assets held for sale	—	228
Total current assets	21,168	24,384
Property, plant and equipment, net of accumulated depreciation (September 30, 2014 - $19,765; December 31, 2013 - $19,438)	13,114	12,993
Goodwill	4,602	4,713
Other intangible assets	4,730	5,096
Investment in affiliates	998	1,011
Deferred income taxes	2,263	2,353
Other assets	1,036	949
Total	$47,911	$51,499
Liabilities and Equity
Current liabilities
Accounts payable	$3,757	$5,180
Short-term borrowings and capital lease obligations	3,889	1,721
Income taxes	528	247
Other accrued liabilities	3,963	6,219
Total current liabilities	12,137	13,367
Long-term borrowings and capital lease obligations	9,279	10,741
Other liabilities	9,636	10,179
Deferred income taxes	877	926
Total liabilities	31,929	35,213
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock	237	237
Common stock, $0.30 par value; 1,800,000,000 shares authorized; Issued at September 30, 2014 - 992,865,000; December 31, 2013 - 1,014,027,000	298	304
Additional paid-in capital	10,991	11,072
Reinvested earnings	16,913	16,784
Accumulated other comprehensive loss	(5,789)	(5,441)
Common stock held in treasury, at cost (87,041,000 shares at September 30, 2014 and December 31, 2013)	(6,727)	(6,727)
Total DuPont stockholders’ equity	15,923	16,229
Noncontrolling interests	59	57
Total equity	15,982	16,286
Total	$47,911	$51,499

See Notes to the Consolidated Financial Statements beginning on page 7.

E. I. du Pont de Nemours and Company
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$2,953	$4,677
Adjustments to reconcile net income to cash used for operating activities:
Depreciation	944	961
Amortization of intangible assets	294	255
Other operating charges and credits - net	563	447
Gain on sales of businesses	(418)	(2,689)
Contributions to pension plans	(231)	(246)
Change in operating assets and liabilities - net	(5,907)	(5,738)
Cash used for operating activities	(1,802)	(2,333)
Investing activities
Purchases of property, plant and equipment	(1,311)	(1,223)
Investments in affiliates	(37)	(43)
Payments for businesses - net of cash acquired	—	(133)
Proceeds from sales of businesses - net	727	4,816
Proceeds from sales of assets - net	29	126
Net increase in short-term financial instruments	(422)	(78)
Forward exchange contract settlements	97	82
Other investing activities - net	197	31
Cash (used for) provided by investing activities	(720)	3,578
Financing activities
Dividends paid to stockholders	(1,268)	(1,242)
Net increase in borrowings	749	3,204
Prepayments / repurchase of common stock	(2,000)	(1,000)
Proceeds from exercise of stock options	285	497
Other financing activities - net	1	3
Cash (used for) provided by financing activities	(2,233)	1,462
Effect of exchange rate changes on cash	(204)	(81)
(Decrease) / increase in cash and cash equivalents	$(4,959)	$2,626
Cash and cash equivalents at beginning of period	8,941	4,379
Cash and cash equivalents at end of period	$3,982	$7,005

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

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the U.S. dollar (USD) is the functional currency for the company's subsidiaries in Venezuela. During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (“SICAD 1”) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuertes (BsF) to USD. Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management has concluded that the SICAD 2 auction process would be the most likely mechanism available. As a result, effective June 30, 2014, the company changed from the official exchange rate to the SICAD 2 exchange rate to remeasure its BsF denominated net monetary assets which resulted in a pre-tax charge of $58. The charge is recorded within other income, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2014. The company expects it will continue to use the SICAD 2 exchange rate to remeasure its Venezuelan BsF denominated revenues, expenses and net monetary assets unless facts and circumstances change.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are tested for impairment at least annually; however, these tests are performed more frequently when events or changes in circumstances indicate that the asset may be impaired. During the third quarter 2014, the company changed its annual impairment testing from September 30th to July 1st. The company believes this timing is preferable as it better aligns the goodwill impairment test with its strategic business planning cycle. This change did not result in the delay, acceleration or avoidance of an impairment charge. The change was applied prospectively, as retrospective application would have been impractical because the company is unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. The company completed its annual impairment testing in the third quarter of 2014 and determined that no adjustments to the carrying value of goodwill or indefinite lived intangible assets were necessary.

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

Note 2. Divestitures and Other Transactions
Glass Laminating Solutions/Vinyls
In June 2014, the company sold Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of the Performance Materials segment, to Kuraray Co. Ltd. The sale resulted in a pre-tax gain of $391 ($273 net of tax). The gain was recorded in other income, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2014.

Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation about mid-2015. During the three and nine months ended September 30, 2014, the company incurred $61 and $112 of costs associated with the transaction which were reported in other operating charges in the company's interim Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.
Performance Coatings
In February 2013, the company sold its Performance Coatings business to Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle"). The sale resulted in a pre-tax gain of $2,689 ($1,964 net of tax). The gain was recorded in income from discontinued operations after income taxes in the company's interim Consolidated Income Statements for the nine months ended September 30, 2013.

The results of discontinued operations are summarized below:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Net sales	$—	$331
Income before income taxes	$7	$2,720
(Benefit from) provision for income taxes	(18)	723
Income from discontinued operations after income taxes	$25	$1,997

Note 3. Employee Separation / Asset Related Charges, Net
2014 Restructuring Program
In the second quarter 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. As the first step in this initiative, DuPont commenced a restructuring plan to realign and rebalance staff function support and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, the company recorded a pre-tax charge of $263, consisting of $166 employee separation costs, $3 of other non-personnel charges and $94 of asset shut down costs. The charge was recorded in employee separation / asset related charges, net in the company's interim Consolidated Income Statements for the nine months ended September 30, 2014. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions.

The year-to-date charge impacted segment earnings as follows: Agriculture - $47, Electronics & Communications - $68, Industrial Biosciences - $2, Nutrition & Health - $8, Performance Chemicals - $19, Performance Materials - $29, and Safety & Protection - $31, Other - $2, as well as Corporate expenses - $57.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Account balances and activity for the 2014 restructuring program are summarized below:

	Employee Separation Costs	Other Non-Personnel Charges	Asset Shut Down Costs	Total
Charges to income for the nine months ended September 30, 2014	$166	$3	$94	$263
Charges to accounts:
Payments	(22)	—	—	(22)
Net translation adjustment	(5)	—	—	(5)
Asset write-offs and adjustments	—	—	(94)	(94)
Balance as of September 30, 2014	$139	$3	$—	$142

Note 4.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Royalty income	$48	$35	$120	$122
Interest income	33	34	104	106
Equity in earnings of affiliates, excluding exchange gains/losses[1]	6	28	28	14
Gain on sale of equity method investment	—	—	—	9
Net gain on sales of businesses and other assets	29	7	440	17
Net exchange gains (losses)[1]	218	(101)	13	(55)
Cozaar®/Hyzaar® income	—	—	1	14
Miscellaneous income and expenses, net [2]	23	67	76	94
Other income, net	$357	$70	$782	$321

[1]
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for (benefit from) income taxes on continuing operations on the company's interim Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $3 and $1 for the three and nine months ended September 30, 2014, respectively. Exchange gains (losses) related to earnings of affiliates was $(1) and $4 for the three and nine months ended September 30, 2013, respectively. The $13 net exchange gain for the nine months ended September 30, 2014, includes $(58), $(46) and $(14) exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. The $(55) net exchange losses for the nine months ended September 30, 2013, includes a $(33) exchange loss associated with the devaluation of the Venezuelan bolivar.

[2]	Miscellaneous income and expenses, net, includes interest items, certain insurance recoveries and litigation settlements, and other items.

Note 5.  Income Taxes
In the third quarter 2014, the company recorded a tax provision on continuing operations of $352, including $257 of tax expense, primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

Year-to-date 2014, the company recorded a tax provision on continuing operations of $1,075, including $232 of tax expense, primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

In the third quarter 2013, the company recorded a tax benefit of $35 on continuing operations pre-tax income of $228. The benefit included $58 of tax benefit primarily associated with the company's policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Year-to-date 2013, the company recorded a tax provision on continuing operations of $687, including $8 of tax benefit primarily associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations. Included in the provision was a $33 tax benefit related to an enacted tax law change, a $68 tax benefit derived from the 2013 extension of certain U.S. business tax provisions partially offset by $49 of tax expense related to a change in accrual for a prior year tax position and $26 of tax expense related to the global distribution of the proceeds from the sale of the Performance Coatings business.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company’s financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $100 to $125 within the next twelve months with the majority due to the settlement of uncertain tax positions with various tax authorities.

Note 6.  Earnings Per Share of Common Stock
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$433	$260	$2,942	$2,666
Preferred dividends	(2)	(3)	(7)	(8)
Income from continuing operations after income taxes available to DuPont common stockholders	$431	$257	$2,935	$2,658

Income from discontinued operations after income taxes	$—	$25	$—	$1,997

Net income available to common stockholders	$431	$282	$2,935	$4,655

Denominator:
Weighted-average number of common shares outstanding - Basic	910,764,000	925,645,000	917,589,000	925,548,000
Dilutive effect of the company’s employee compensation plans	6,997,000	7,360,000	7,057,000	6,994,000
Weighted-average number of common shares outstanding - Diluted	917,761,000	933,005,000	924,646,000	932,542,000

The following average number of stock options were antidilutive, and therefore, were not included in the diluted earnings per share calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average number of stock options	7,000	—	4,000	3,461,000

The change in the average number of stock options that were antidilutive in the three and nine months ended September 30, 2014 compared to the same period last year was due to changes in the company’s average stock price.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 7. Inventories

	September 30, 2014	December 31, 2013
Finished products	$4,150	$4,645
Semi-finished products	2,515	2,576
Raw materials, stores and supplies	1,144	1,360
	7,809	8,581
Adjustment of inventories to a last-in, first-out (LIFO) basis	(514)	(539)
Total	$7,295	$8,042

Note 8.  Goodwill and Other Intangible Assets
There were no significant changes in goodwill for the nine months ended September 30, 2014.

The gross carrying amounts and accumulated amortization of other intangible assets by major class are as follows:

	September 30, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived):
Customer lists	$1,742	$(452)	$1,290	$1,818	$(393)	$1,425
Patents	503	(192)	311	519	(160)	359
Purchased and licensed technology	1,799	(1,055)	744	1,999	(1,129)	870
Trademarks	36	(15)	21	43	(17)	26
Other [1]	213	(87)	126	242	(106)	136
	4,293	(1,801)	2,492	4,621	(1,805)	2,816

Intangible assets not subject to amortization (Indefinite-lived):
In-process research and development	40	—	40	43	—	43
Microbial cell factories [2]	306	—	306	306	—	306
Pioneer germplasm [3]	1,071	—	1,071	1,050	—	1,050
Trademarks/tradenames	821	—	821	881	—	881
	2,238	—	2,238	2,280	—	2,280
Total	$6,531	$(1,801)	$4,730	$6,901	$(1,805)	$5,096

[1]	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $49 and $294 for the three and nine months ended September 30, 2014, respectively, and $62 and $255 for the three and nine months ended September 30, 2013, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for the remainder of 2014 and each of the next five years is approximately $79, $382, $352, $232, $229 and $224, respectively.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At September 30, 2014 and December 31, 2013, the company had directly guaranteed $488 and $561, respectively, of such obligations. These amounts represent the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover 37 percent of the $302 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at September 30, 2014:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 8 years)	$210	$90	$300
Leases on equipment and facilities (terms up to 4 years)	—	2	2
Obligations for equity affiliates[2]:
Bank borrowings (terms less than 1 year)	186	—	186
Total	$396	$92	$488

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

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

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. Certain class members opted out of the class action settlement and made independent claims or filed suit in various state courts, the majority of which were removed to federal court in Philadelphia. At September 30, 2014, the company has settled or reached settlements in principle for the majority of these claims and lawsuits. Approximately 35 lawsuits remain pending claiming property and related damage. This represents a decrease of about 90 over the number of lawsuits pending at June 30, 2014.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

At September 30, 2014, DuPont had recorded charges of $1,175, within other operating charges, to resolve these claims, which represents the company's best estimate of the loss associated with resolving these claims. The company did not take any charges related to this matter during the three and nine months ended September 30, 2014. The three months ended September 30, 2013 included net charges of $40, consisting of a $65 charge offset by $25 of insurance recoveries. The nine months ended September 30, 2013 included net charges of $155, consisting of charges of $180 offset by $25 of insurance recoveries received in the third quarter 2013. At September 30, 2014, DuPont had accruals of $312 related to these claims. The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. The insurance program limits are $725 for costs and expenses in excess of the $100. Insurance recoveries are recognized when realized. DuPont has submitted and will continue to submit requests for payment to its insurance carriers for costs associated with this matter. The company has begun to receive payment from its insurance carriers and continues to seek recovery although the timing and outcome remain uncertain. To date the company has recognized and received insurance recoveries of $73.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At September 30, 2014, DuPont has accruals of $14 related to the PFOA matters discussed below.

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

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees.  In January 2012, the company put $1 in an escrow account to fund medical monitoring as required by the settlement agreement.  The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations.  Under the program, notice has been given and the registration process, as well as eligibility screening, to participate in diagnostic testing has begun. As of September 30, 2014, no money has been disbursed from the fund.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At September 30, 2014, there were approximately 2,545 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of about 255 over June 30, 2014. In accordance with a stipulation reached in the third quarter 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (“MDL”). The majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  There are 18 lawsuits alleging wrongful death. Based on comments from attorneys for the plaintiffs, DuPont expects additional lawsuits may be filed. In the third quarter 2014, six plaintiffs from the MDL were selected for the individual trial. The first trial is scheduled to begin in September 2015, and the second in November 2015. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

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

While it is probable that the company will incur costs related to funding the medical monitoring program, such costs cannot be reasonably estimated due to uncertainties surrounding the level of participation by eligible class members and the scope of testing. DuPont believes that it is reasonably possible that it could incur losses related to the other PFOA matters discussed above; however, a range of such losses, if any, cannot be reasonably estimated at this time.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At September 30, 2014, the Condensed Consolidated Balance Sheet included a liability of $479, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, potential liability may range up to three times the amount accrued as of September 30, 2014.

Note 10.  Stockholders’ Equity
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan. In February and August 2014, the company entered into two separate accelerated share repurchase ("ASR") agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1,000. Under the terms of the August 2014 ASR agreement, the company paid $700 to the financial institution and received and retired an initial delivery of 8.6 million shares, which represents 80 percent of the $700 notional amount of the agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company’s stock over the term of the ASR agreement. The August 2014 ASR will be completed in the fourth quarter 2014. In addition to the ASR agreements, during the three and nine months ended September 30, 2014, the company repurchased and retired 3.1 million shares and 4.7 million shares in the open market for a total cost of $203 and $300, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

In December 2012, the company's Board of Directors authorized a $1,000 share buyback plan. In February 2013, the company entered into an ASR agreement under which the company used $1,000 of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1,000 share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares.

Other Comprehensive (Loss) Income
A summary of the changes in other comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013 is provided as follows:

	Three Months Ended			Three Months Ended			Affected Line Item in Consolidated Income Statements[1]
	September 30, 2014			September 30, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(428)	$—	$(428)	$177	$—	$177
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	(3)	2	(1)	(15)	6	(9)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(2)	1	(1)	1	—	1	Net sales
Net revaluation and clearance of cash flow hedges to earnings	(5)	3	(2)	(14)	6	(8)
Pension benefit plans:
Net loss	(5)	1	(4)	(4)	—	(4)	See (2) below
Prior service (cost) benefit	(1)	—	(1)	62	(22)	40	See (2) below
Reclassifications to net income:
Amortization of prior service cost	1	—	1	2	—	2	See (3) below
Amortization of loss	151	(52)	99	244	(83)	161	See (3) below
Settlement loss	2	(1)	1	—	—	—	See (3) below
Pension benefit plans, net	148	(52)	96	304	(105)	199
Other benefit plans:
Net (loss) gain	(33)	10	(23)	95	(34)	61	See (2) below
Prior service benefit	50	(1)	49	199	(69)	130	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(54)	18	(36)	(48)	16	(32)	See (3) below
Amortization of loss	15	(6)	9	26	(9)	17	See (3) below
Other benefit plans, net	(22)	21	(1)	272	(96)	176
Other comprehensive (loss) income	$(307)	$(28)	$(335)	$739	$(195)	$544

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

	Nine Months Ended			Nine Months Ended			Affected Line Item in Consolidated Income Statements[1]
	September 30, 2014			September 30, 2013
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(559)	$—	$(559)	$(46)	$—	$(46)
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	23	(8)	15	(39)	15	(24)	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	—	—	—	(2)	1	(1)	Net sales
Commodity contracts	29	(11)	18	(25)	10	(15)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	52	(19)	33	(66)	26	(40)
Pension benefit plans:
Net (loss) gain	(107)	34	(73)	52	(14)	38	See (2) below
Prior service (cost) benefit	(1)	—	(1)	62	(22)	40	See (2) below
Reclassifications to net income:
Amortization of prior service cost	2	—	2	8	(2)	6	See (3) below
Amortization of loss	450	(155)	295	724	(247)	477	See (3) below
Curtailment loss	4	(1)	3	1	—	1	See (3) below
Settlement loss	4	(1)	3	152	(45)	107	See (3) below
Pension benefit plans, net	352	(123)	229	999	(330)	669
Other benefit plans:
Net (loss) gain	(33)	10	(23)	140	(49)	91	See (2) below
Prior service benefit	50	(1)	49	199	(69)	130	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(160)	56	(104)	(142)	50	(92)	See (3) below
Amortization of loss	43	(15)	28	51	(18)	33	See (3) below
Curtailment gain	—	—	—	(154)	54	(100)	See (3) below
Settlement loss	—	—	—	1	—	1	See (3) below
Other benefit plans, net	(100)	50	(50)	95	(32)	63
Net unrealized gain on securities	—	—	—	1	(1)	—
Other comprehensive (loss) income	$(255)	$(92)	$(347)	$983	$(337)	$646

[1]	Represents the income statement line item within the interim Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income (loss).

[2]	These amounts represent changes in accumulated other comprehensive loss excluding changes due to reclassifying amounts to the interim Consolidated Income Statements.

[3]
These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 12 for additional information.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2014
Balance January 1, 2014	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
Other comprehensive (loss) income before reclassifications	(559)	15	(74)	26	—	(592)
Amounts reclassified from accumulated other comprehensive loss	—	18	302	(76)	—	244
Balance September 30, 2014	$(699)	$(15)	$(5,521)	$444	$2	$(5,789)

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain on Securities	Total
2013
Balance January 1, 2013	$(167)	$3	$(8,686)	$202	$2	$(8,646)
Other comprehensive (loss) income before reclassifications	(46)	(24)	78	221	—	229
Amounts reclassified from accumulated other comprehensive income (loss)	—	(16)	591	(158)	—	417
Balance September 30, 2013	$(213)	$(37)	$(8,017)	$265	$2	$(8,000)

Note 11. Financial Instruments
Debt
The estimated fair value of the company's total debt including interest rate financial instruments was determined using level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.” Based on quoted market prices for the same or similar issues or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's debt was approximately $13,792 and $12,860 as of September 30, 2014 and December 31, 2013, respectively.

Cash Equivalents
The fair value of cash equivalents approximates its stated value.  The estimated fair value of the company's cash equivalents was determined using level 1 and level 2 inputs within the fair value hierarchy, as described in the company's 2013 Annual Report in Note 1, “Summary of Significant Accounting Policies.”  Level 1 measurements are based on quoted market prices and level 2 measurements are based on current interest rates for similar instruments with comparable credit risk and time to maturity.  The company held $0 and $5,116 of money market funds (level 1 measurements) as of September 30, 2014 and December 31, 2013, respectively.  The company held $2,355 and $2,256 of other cash equivalents (level 2 measurements) as of September 30, 2014 and December 31, 2013, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	671	1,107
Commodity contracts	96	606
Derivatives not designated as hedging instruments:
Foreign currency contracts	10,570	9,553
Commodity contracts	9	281

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

Fair Value Hedges
Interest Rate Swaps
At September 30, 2014, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive loss for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$(13)	$(29)	$(48)	$3
Additions and revaluations of derivatives designated as cash flow hedges	(1)	(9)	15	(24)
Clearance of hedge results to earnings	(1)	1	18	(16)
Ending balance	$(15)	$(37)	$(15)	$(37)

At September 30, 2014, an after-tax net loss of $4 is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months.

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

		Fair Value Using Level 2 Inputs
	Balance Sheet Location	September 30, 2014	December 31, 2013
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$8	$—
Interest rate swaps[1]	Other assets	—	29
Foreign currency contracts	Accounts and notes receivable, net	15	6
		23	35
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	278	86

Total asset derivatives[3]		$301	$121
Cash collateral[1,2]	Other accrued liabilities	$110	$30

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$—	$4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	48	70
Commodity contracts	Other accrued liabilities	1	1
		49	71
Total liability derivatives[3]		$49	$75

[1]	Cash collateral held as of September 30, 2014 and December 31, 2013 represents $6 and $17, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of September 30, 2014 and December 31, 2013 represents $104 and $13, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $45 at September 30, 2014 and $54 at December 31, 2013.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Three Months Ended September 30,	2014	2013	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(7)	$(5)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	20	(5)	2	(1)	Net sales
Commodity contracts	(23)	(10)	—	—	Cost of goods sold
	(3)	(15)	(5)	(6)
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	403	(130)	Other income, net[4]
Commodity contracts	—	—	4	(1)	Cost of goods sold
	—	—	407	(131)
Total derivatives	$(3)	$(15)	$402	$(137)

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)		Amount of Gain (Loss) Recognized in Income[2]
Nine Months Ended September 30,	2014	2013	2014	2013	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$(20)	$(20)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	19	11	—	2	Net sales
Commodity contracts	4	(50)	(29)	25	Cost of goods sold
	23	(39)	(49)	7
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	287	66	Other income, net[4]
Commodity contracts	—	—	(21)	(9)	Cost of goods sold
	—	—	266	57
Total derivatives	$23	$(39)	$217	$64

[1]	OCI is defined as other comprehensive income (loss).

[2]
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the three and nine months ended September 30, 2014 and 2013, there was no material ineffectiveness with regard to the company's cash flow hedges.

[3]	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

[4]
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(185) and $29 for the three months ended September 30, 2014 and 2013, respectively, and $(274) and $(121) for the nine months ended September 30, 2014 and 2013, respectively.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Note 12. Long-Term Employee Benefits
Pension Plans
In February 2013, DuPont completed the sale of its Performance Coatings business. As a result of the sale, the company recorded settlement and curtailment losses of $153. See Note 2 for additional information.

The following sets forth the components of the company’s net periodic benefit cost for pensions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$61	$67	$181	$206
Interest cost	290	272	875	816
Expected return on plan assets	(405)	(379)	(1,211)	(1,139)
Amortization of loss	151	244	450	724
Amortization of prior service cost	1	2	2	8
Curtailment loss	—	—	4	1
Settlement loss	2	—	4	152
Net periodic benefit cost	$100	$206	$305	$768

Other Long-Term Employee Benefit Plans
In conjunction with the sale of the Performance Coatings business noted above, the company recorded a net $153 settlement and curtailment gain. See Note 2 for additional information.
During the third quarter 2013, the company amended its U.S. parent company retiree life insurance plan for employees retiring on and after January 1, 2015 and subsidiary retiree health care plans. As a result of these changes, the company was required to re-measure the associated plans as of August 31, 2013, which included updating the discount rate assumption to 4.75 percent from 3.85 percent assumed at December 31, 2012. The re-measurement and amendment resulted in a net decrease of $294 to the company's other long-term employee benefit obligation, which included an actuarial gain of $95 due to a higher discount rate and prior service benefit of $199.

The following sets forth the components of the company’s net periodic benefit cost for other long-term employee benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$4	$7	$13	$23
Interest cost	30	32	91	98
Amortization of loss	15	26	43	51
Amortization of prior service benefit	(54)	(48)	(160)	(142)
Curtailment gain	—	—	—	(154)
Settlement loss	—	—	—	1
Net periodic benefit cost	$(5)	$17	$(13)	$(123)

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

Three Months Ended September 30,	Agriculture[1]		Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals		Performance Materials	Safety & Protection	Other	Total
2014
Segment sales	$1,563		$623	$318	$899	$1,646		$1,552	$977	$2	$7,580
Less: Transfers	—		3	4	—	40		21	1	—	69
Net sales	1,563		620	314	899	1,606		1,531	976	2	7,511
PTOI	(55)		94	47	100	249		370	201	(83)	923

2013
Segment sales	$1,633		$638	$305	$868	$1,781		$1,602	$985	$1	$7,813
Less: Transfers	3		3	3	—	46		22	1	—	78
Net sales	1,630		635	302	868	1,735		1,580	984	1	7,735
PTOI	(102)	[4]	97	45	81	189	[5]	367	171	(107)	741

Nine Months Ended September 30,	Agriculture[1]		Electronics & Communications		Industrial Biosciences		Nutrition & Health		Performance Chemicals		Performance Materials		Safety & Protection		Other		Total
2014
Segment sales	$9,572		$1,820		$936		$2,686		$4,933		$4,668		$2,953		$4		$27,572
Less: Transfers	8		10		11		—		145		50		3		—		227
Net sales	9,564		1,810		925		2,686		4,788		4,618		2,950		4		27,345
PTOI	2,176	[3]	190	[3]	160	[3]	290	[3]	687	[3]	1,328	[2,3]	554	[3]	(259)	[3]	5,126

2013
Segment sales	$9,933		$1,907		$898		$2,601		$5,261		$4,718		$2,909		$5		$28,232
Less: Transfers	10		12		10		—		153		57		3		—		245
Net sales	9,923		1,895		888		2,601		5,108		4,661		2,906		5		27,987
PTOI	2,240	[4]	241		129		218		713	[5]	986		481		(249)		4,759

[1]
As of September 30, 2014, Agriculture net assets were $10,502, an increase of $4,619 from $5,883 at December 31, 2013. The increase was primarily due to higher trade receivables due to normal seasonality in the sales and cash collections cycle.

[2]	Included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions/Vinyls. See Note 2 for additional information.

[3]
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

[4]
Included charges of $(65) and $(180), offset by $25 of insurance recoveries, during the three and nine months ended September 30, 2013, respectively, recorded in other operating charges associated with the company's process to fairly resolve claims associated with the use of Imprelis®. See Note 9 for additional information.

[5]	Included a $(72) charge related to the titanium dioxide antitrust litigation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share)

Reconciliation to Consolidated Income Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total segment PTOI	$923	$741	$5,126	$4,759
Non-operating pension and other postretirement employee benefit costs	(30)	(142)	(94)	(415)
Net exchange gains (losses), including affiliates	218	(101)	13	(55)
Corporate expenses[1]	(232)	(162)	(727)	(582)
Interest expense	(93)	(108)	(290)	(340)
Income from continuing operations before income taxes	$786	$228	$4,028	$3,367

[1]
Included transaction costs associated with the separation of the Performance Chemicals segment of $61 and $112 in the three and nine months ended September 30, 2014, respectively, which were recorded in other operating charges in the company's interim Consolidated Income Statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements About Forward-Looking Statements
This report contains forward-looking statements which may be identified by their use of words like “plans,” “expects,” “will,” “anticipates,” “believes,” “intends,” “projects,” “estimates” or other words of similar meaning. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, regulatory approval, market position, anticipated benefits of recent acquisitions, timing of anticipated benefits from restructuring actions, outcome of contingencies, such as litigation and environmental matters, expenditures and financial results, are forward-looking statements.

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

Recent Developments
Separation of Performance Chemicals
The company expects to complete the separation of its Performance Chemicals segment by mid-2015. As part of the separation, DuPont incurred $61 million and $112 million in transaction costs in the three and nine months ended September 30, 2014, respectively, which were recorded in other operating charges. For full-year 2014, costs associated with the separation are expected to be about $210 million ($0.16 per share). The company expects to incur additional costs related to the separation in 2015. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.

Results of Operations
Overview
The following is a summary of the results of continuing operations for the three months ended September 30, 2014:

•	Net Sales were $7.5 billion, down 3 percent versus $7.7 billion in the same period prior year primarily due to portfolio changes.

•	Volume grew across most segments with decline limited to Agriculture, where higher crop protection volume was more than offset by lower seed volume.

•
Total segment pre-tax operating income (PTOI) of $923 million, was 25 percent above last year, driven by the absence of prior year charges related to Imprelis® herbicide claims and the titanium dioxide antitrust litigation as well as increases in Safety & Protection and Nutrition & Health PTOI.

•	Income from continuing operations after income taxes was $434 million, an increase of 65 percent from the same period last year.

•	Cost savings from the strategic redesign of the company’s operating model contributed $0.02 per share in the third quarter.

The following is a summary of the results of continuing operations for the nine months ended September 30, 2014:

•	Net sales were $27.3 billion, 2 percent below prior year, reflecting 1 percent lower prices and the impact of portfolio changes.

•
Total segment PTOI of $5.1 billion, was 8 percent above last year, principally due to the gain on the sale of Glass Laminating Solutions/Vinyls (GLS/Vinyls) in the Performance Materials segment and the absence of prior year charges related to Imprelis® herbicide claims, partially offset by restructuring charges.

•	Income from continuing operations after income taxes was $3.0 billion, an increase of 10 percent from the same period last year.

Net Sales
Net sales for the third quarter were $7.5 billion versus $7.7 billion in the prior year, reflecting a 3 percent decline primarily from portfolio changes in the Performance Chemicals and Performance Materials segments. Portfolio changes from the Performance Materials segment impacted all regions, while the Performance Chemicals portfolio change impacted primarily the U.S. & Canada. The 1 percent increase in volume was offset by 1 percent lower local selling prices.

Sales in developing markets were $3.1 billion, with increases in volume of 3 percent offset by portfolio transactions and currency impacts. Gains in developing Asia were offset by declines in developing EMEA and Latin America. Increases in developing Asia were led by China, where most businesses realized volume improvements during the quarter. Declines in both developing and developed EMEA reflect weak demand in most markets. In Latin America, volume increases were driven by new product launches in insecticides, partially offset by lower corn seed volumes. The volume increases in Latin America were more than offset by lower local selling prices, primarily in the Agriculture segment, and currency impacts as the U.S. dollar has strengthened against the Brazilian Real. The percentage of total company sales in developing markets increased to 41 percent from 40 percent in the prior year. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

The table below shows a regional breakdown of net sales based on location of customers and percentage variances from the prior year:

	Three Months Ended September 30, 2014		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$7.5	(3)	(1)	—	1	(3)
U.S. & Canada	2.4	(5)	(1)	—	1	(5)
Europe, Middle East & Africa (EMEA)	1.7	(4)	—	1	(3)	(2)
Asia Pacific	2.0	1	—	—	3	(2)
Latin America	1.4	(2)	(1)	(2)	2	(1)

Net sales for the nine months ended September 30, 2014 were $27.3 billion, 2 percent below the same period last year, reflecting 1 percent lower local prices and a 1 percent portfolio impact. The 1 percent portfolio decrease was due primarily to changes in the Performance Chemicals and Performance Materials segments.  Local selling prices were 1 percent lower as increased seed prices, primarily in U.S. & Canada, were more than offset by lower prices in Electronics & Communications and Performance Chemicals. Worldwide volume was flat as increases in Asia Pacific across all segments and in EMEA were offset by declines in U.S. & Canada and Latin America. Declines in the U.S. & Canada and Latin America were driven primarily by lower corn seed volumes.  Currency impact was negligible, as weakness in most currencies was essentially offset by a stronger Euro. Sales in developing markets were $8.8 billion, flat versus prior year, representing 32 percent of total company sales in 2014 and 2013.

	Nine Months Ended September 30, 2014		Percent Change Due to:
	Net Sales ($ Billions)	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio/Other
Worldwide	$27.3	(2)	(1)	—	—	(1)
U.S. & Canada	11.5	(5)	—	—	(3)	(2)
Europe, Middle East & Africa (EMEA)	6.8	3	—	2	1	—
Asia Pacific	5.8	—	(1)	(2)	4	(1)
Latin America	3.2	(5)	—	(2)	(2)	(1)

Other Income, Net
Other income, net, totaled $357 million for the third quarter 2014, an increase of $287 million compared to $70 million in the prior year primarily due to additional pre-tax exchange gains of $319 million, partially offset by the absence of $26 million re-measurement gain on equity investment in the third quarter 2013. The increase in pre-tax exchange gains was driven by gains on foreign currency contracts due to strengthening of the US dollar versus global currencies partially offset by losses on the related foreign currency-denominated monetary assets and liabilities. See Notes 4 and 11 to the interim Consolidated Financial Statements for further discussion of the company's policy of hedging the foreign currency-denominated monetary assets and liabilities.

For the nine months ended September 30, 2014, other income, net was $782 million compared to $321 million last year, an increase of $461 million. The increase was due primarily to $414 million gain on sales of assets within the Performance Materials segment, $391 million of which related to the sale of GLS/Vinyls, additional net pre-tax exchange gains of $68 million, offset by the absence of the $26 million re-measurement gain on equity investment in the third quarter 2013. The exchange gain for the nine months ended September 30, 2014, includes $58 million, $46 million, and $14 million exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. The exchange loss for the nine months ended September 30, 2013 includes $33 million exchange losses associated with the devaluation of the Venezuela bolivar.

Additional information related to the company's other income, net, is included in Note 4 to the interim Consolidated Financial Statements.

Cost of Goods Sold (COGS)
COGS totaled $4.9 billion in the third quarter 2014 versus $5.2 billion in the prior year, a 6 percent decrease, principally due to portfolio changes associated with lower margin businesses and a 2 percent decrease in product unit costs. COGS as a percent of net sales was 65 percent for the current quarter versus 67 percent last year primarily driven by the reasons above.

COGS for the nine months ended September 30, 2014 was $16.9 billion, a decrease of 3 percent versus $17.4 billion in the prior year, principally due to portfolio changes associated with lower margin businesses and a 1 percent decrease in product unit costs. COGS as a percent of net sales was 62 percent for year-to-date 2014 and 2013.

Other Operating Charges
Other operating charges totaled $0.8 billion in the third quarter 2014 versus $1.0 billion in the prior year, a 15 percent decrease. For the nine months ended September 30, 2014, other operating charges was $2.5 billion, a decrease of 13 percent versus $2.8 billion in the prior year. The decreases were primarily due to lower pension and OPEB costs, the absence of prior year charges for Imprelis® herbicide claims and titanium dioxide antitrust litigation and cost savings from the 2014 restructuring program. Decreases in other operating charges in the three and nine months ended September 30, 2014 were partially offset with costs associated with the separation of the Performance Chemicals Segment of $61 million and $112 million, respectively. See Note 2 to the interim Consolidated Financial Statements for more information related to this matter.

Selling, General and Administrative Expenses (SG&A)
SG&A totaled $756 million for the third quarter 2014 versus $774 million in the prior year. Year-to-date SG&A totaled $2.6 billion versus $2.7 billion in 2013. The decreases were primarily due to lower pension and OPEB costs and lower sales commissions within the Agriculture segment. SG&A was 10 percent of net sales for the three and nine months ended September 30, 2014 and 2013.

Research and Development Expense (R&D)
R&D totaled $514 million and $540 million for the third quarter 2014 and 2013, respectively. The decrease was primarily due to lower pension and OPEB costs and lower spending for Agriculture programs. R&D was 7 percent of net sales for the third quarter 2014 and 2013.

Year-to-date R&D totaled $1.6 billion in 2014 and 2013, a slight decrease year-over-year reflecting lower pension and OPEB costs. R&D was 6 percent of net sales for the nine months ended September 30, 2014 and 2013.

Interest Expense
Interest expense totaled $93 million in the third quarter 2014, compared to $108 million in 2013. For the nine months ended September 30, 2014, interest expense was $290 million versus $340 million in the prior year. The decrease in both periods was primarily due to lower average borrowings as average interest rates were essentially unchanged.

Employee Separation / Asset Related Charges, Net
In the second quarter 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions.  As the first step in this initiative, DuPont commenced a restructuring plan to realign and rebalance staff function support and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the nine months ended September 30, 2014 a pre-tax charge of $263 million was recorded in employee separation / asset related charges, net. The charge consisted of $166 million employee separation costs, $3 million of other non-personnel charges and $94 million of asset shut down costs. The actions associated with this charge and all related payments are expected to be substantially complete by December 31, 2015 and to achieve pre-tax costs savings of approximately $80 million and $250 million in 2014 and 2015, respectively, and approximately $300 million per year in subsequent years. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions. Additional details related to this plan can be found in Note 3 to the interim Consolidated Financial Statements.

Provision for (Benefit from) Income Taxes on Continuing Operations
The company's effective tax rate for the third quarter 2014 was 44.8 percent on pre-tax income from continuing operations as compared to a 15.4 percent benefit on pre-tax income from continuing operations in 2013. The change in effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations in addition to the tax impact of prior year charges for Imprelis® herbicide claims and titanium dioxide antitrust litigation in third quarter 2013.

The company's effective tax rate for the nine months ended September 30, 2014 was 26.7 percent on pre-tax income from continuing operations as compared to 20.4 percent on pre-tax income from continuing operations in 2013. The higher effective tax rate principally relates to the tax impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations, the Venezuelan bolivar devaluation, and geographic mix of earnings, partially offset by a favorable change in accrual for a prior year tax position.

See Note 5 to the interim Consolidated Financial Statements for additional information.

Income from Continuing Operations after Income Taxes
Income from continuing operations after income taxes for third quarter 2014 of $434 million increased 65 percent versus $263 million in the same period last year. Year-to-date 2014 income from continuing operations after income taxes of $3.0 billion increased 10 percent, versus $2.7 billion in the same period last year. The increases are attributable to the reasons noted above.

Recent Accounting Pronouncements
See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Summarized below are comments on individual segment sales and PTOI for the three and nine month periods ended September 30, 2014 compared with the same period in 2013. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency. A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for the three and nine month periods ended September 30, 2014 and 2013 is included in Note 13 to the interim Consolidated Financial Statements.

Viton® fluoroeastomer products ("Viton®") will be included in the Performance Chemicals separation and therefore, effective April 30, 2014, the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

The following table summarizes third quarter and year-to-date 2014 segment sales and related variances versus prior year:

	Three Months Ended
	September 30, 2014		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2013	Price	Volume	Portfolio and Other
Agriculture	$1.6	(4)	(2)	(2)	—
Electronics & Communications	0.6	(2)	(4)	2	—
Industrial Biosciences	0.3	4	1	3	—
Nutrition & Health	0.9	4	—	4	—
Performance Chemicals	1.6	(8)	(3)	—	(5)
Performance Materials	1.6	(3)	2	2	(7)
Safety & Protection	1.0	(1)	—	1	(2)

	Nine Months Ended
	September 30, 2014		Percentage Change Due to:
	Segment Sales ($ Billions)	Percent Change vs. 2013	Price	Volume	Portfolio and Other
Agriculture	$9.6	(4)	1	(5)	—
Electronics & Communications	1.8	(5)	(8)	3	—
Industrial Biosciences	0.9	4	1	3	—
Nutrition & Health	2.7	3	—	3	—
Performance Chemicals	4.9	(6)	(4)	2	(4)
Performance Materials	4.7	(1)	1	1	(3)
Safety & Protection	3.0	2	—	2	—

Agriculture - Third quarter 2014 segment sales of $1.6 billion decreased $70 million, or 4 percent, primarily due to a decrease in volume and price. Increased volumes in insecticides and fungicides, mainly in Latin America, were more than offset by lower corn seed and herbicide volumes. Increased insecticide volumes were driven by a successful launch of DermacorTM seed treatment for soybeans in Brazil and Cyazypyr® insecticide. The decrease in corn seed volumes was driven by declining commodity prices and economics which favor planting soybeans over corn in Latin America as well as timing and level of planted corn area in South Africa and parts of Asia. Decline in price for the segment was driven by lower corn seed prices in Brazil, which includes the impact of lower pricing as the result of the fall armyworm resistance to the Herculex® 1 trait1.

The third quarter 2014 PTOI seasonal loss of $55 million improved $47 million, or 46 percent, was due primarily to lower seed input costs and operating cost improvements, partially offset by lower sales. Third quarter 2013 PTOI included a $26 million gain resulting from the acquisition of a controlling interest in Pannar which was partially offset by a net charge of $40 million ($65 million charge offset by $25 million of insurance recoveries) related to Imprelis® herbicide claims.

1     Herculex® is a registered trademark of Dow ArgoSciences LLC

Year-to-date segment sales of $9.6 billion, decreased $0.3 billion, or 4 percent, on lower corn seed volumes and lower herbicide volumes. Higher grain stocks and lower commodity prices led to reductions in corn planted area in North America and Latin America. The U.S. Department of Agriculture (USDA) will not issue final 2014 acreage for North America until January of 2015. Based upon the USDA's October preliminary acreage projection, the company's North America corn market share likely declined between one and two points in 2014 following strong gains in 2013 and over the past several seasons. In addition, earlier timing of seed shipments caused sales to be realized in the fourth quarter 2013 versus first quarter 2014. This was partially offset by higher volumes in insecticides driven by continued growth in Rynaxypyr® and higher seed prices in North America.

Year-to-date PTOI of $2.2 billion, decreased $64 million, or 3 percent on lower volumes and higher seed inventory write-downs, partially offset by lower seed input costs and operating improvements. Year-to-date 2014 PTOI included charges of $47 million associated with the 2014 restructuring plan, while 2013 included net charges of $155 million ($180 million in charges offset by $25 million of insurance recoveries).

See Notes 3 and 9 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan and the Imprelis® matter, respectively.

Electronics & Communications - Third quarter 2014 segment sales of $623 million decreased $15 million, or 2 percent. Volume growth in several product lines was more than offset by competitive pressures impacting the Solamet® paste business. PTOI of $94 million decreased $3 million, or 3 percent as lower sales and a decrease in other income were partially offset by productivity gains.

Year-to-date segment sales of $1.8 billion decreased $0.1 billion, or 5 percent, due largely to reduced selling prices, primarily from the pass-through of metals prices, and competitive pressure, partially offset by increased volumes in consumer electronics and photovoltaic markets. PTOI of $190 million decreased $51 million, or 21 percent, due to charges of $68 million related to the 2014 restructuring plan and the absence of $20 million from OLED licensing income realized during 2013, partially offset by increased volumes and productivity gains. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Industrial Biosciences - Third quarter 2014 segment sales of $318 million increased $13 million, or 4 percent, on increased enzyme demand, principally for ethanol production as well as animal nutrition and food. PTOI of $47 million increased $2 million, or 4 percent, driven by increased volumes.

Year-to-date segment sales of $936 million increased $38 million, or 4 percent, on increased enzyme demand for ethanol production and animal nutrition. PTOI of $160 million increased $31 million, or 24 percent, from increased enzyme demand. PTOI included charges of $2 million related to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Nutrition & Health - Third quarter 2014 segment sales of $899 million increased $31 million, or 4 percent, from growth in specialty proteins, probiotics and cultures. PTOI of $100 million increased $19 million, or 23 percent, from improved product mix, productivity gains and lower raw material costs.

Year-to-date segment sales of $2.7 billion increased $0.1 billion, or 3 percent, from broad based volume growth in all regions. PTOI of $290 million increased $72 million, or 33 percent, from improved product mix, volume growth and productivity gains. PTOI included charges of $8 million related to the 2014 restructuring plan. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Performance Chemicals - Third quarter 2014 segment sales of $1.6 billion decreased $0.1 billion, or 8 percent, due primarily to a portfolio change in industrial chemicals and lower prices principally for titanium dioxide and refrigerants. The portfolio change involved a customer’s election to exercise a buy-out option of a supply contract and related aniline facility at the end of 2013. Decreased demand for titanium dioxide was partially offset by increased volumes for Opteon® yf refrigerant. PTOI of $249 million increased $60 million, or 32 percent, largely due to the absence of a $72 million charge related to the titanium dioxide antitrust litigation and productivity improvements, partially offset by lower sales.

Year-to-date segment sales of $4.9 billion decreased $0.3 billion, or 6 percent, on lower prices, primarily for refrigerants, titanium dioxide and fluoroproducts and the above mentioned portfolio changes, partially offset by increased volumes, primarily for titanium dioxide and fluoroproducts. PTOI of $687 million decreased $26 million, or 4 percent, due primarily to lower prices, partially offset by productivity improvements and higher volumes. Year-to-date 2014 PTOI included charges of $19 million relating to the 2014 restructuring plan, while 2013 included charges of $72 million related to the titanium dioxide antitrust litigation. See Note 3 to the interim Consolidated Financial Statements for more information related to the 2014 restructuring plan.

Performance Materials - Third quarter 2014 segment sales of $1.6 billion decreased $50 million, or 3 percent, due to the impact of the sale of GLS/Vinyls (see Note 2 to the interim Consolidated Financial Statements), partially offset by increased price and volumes for ethylene and increased automotive, construction and industrial demand. PTOI of $370 million increased $3 million or 1 percent. The prior year included a $30 million benefit from a joint venture which was partially offset by a $23 million gain on the sale of a majority owned interest in a joint venture during the third quarter 2014.

Year-to-date segment sales of $4.7 billion decreased $50 million. Decreased ethylene volumes as a result of the second quarter scheduled ethylene outage at the Orange, Texas ethylene unit and the impact of the sale of GLS/Vinyls was mostly offset by increased demand in the automotive markets. PTOI of $1.3 billion increased $0.3 billion, or 35 percent, due primarily to the 2014 $391 million pre-tax gain on the sale of GLS/Vinyls, partially offset by charges of $29 million related to the 2014 restructuring plan.

See Notes 2 and 3 to the interim Consolidated Financial Statements for more information related to the sale of GLS/Vinyls and the 2014 restructuring plan, respectively.

Safety & Protection - Third quarter 2014 segment sales of $977 million decreased $8 million, or 1 percent, due primarily to portfolio changes, partly offset by an increase in volumes. Increased demand for Nomex® thermal resistant and Kevlar® high strength materials was partially offset by lower sales from Clean Technologies offerings. PTOI of $201 million increased $30 million, or 18 percent, primarily due to lower product costs and productivity improvements.

Year-to-date segment sales of $3.0 billion increased $44 million, or 2 percent, due primarily to increased demand for Nomex® thermal resistant and Kevlar® high strength materials and demand for building materials, partially offset by lower sales from Clean Technologies offerings. PTOI of $554 million increased $73 million, or 15 percent, due primarily to increased volumes, lower product cost and productivity improvements. This was partially offset by $31 million of charges relating to the 2014 restructuring plan (see Note 3 to the interim Consolidated Financial Statements).

Liquidity & Capital Resources
Information related to the company's liquidity and capital resources can be found on page 28 of the company's 2013 Annual Report. Discussion below provides the updates to this information for the nine months ended September 30, 2014.

(Dollars in millions)	September 30, 2014	December 31, 2013
Cash, cash equivalents and marketable securities	$4,548	$9,086
Total debt	13,168	12,462

Total debt as of September 30, 2014 was $13.2 billion, an increase of $0.7 billion from $12.5 billion as of December 31, 2013.  The increase was primarily due to a $2.2 billion increase in short term borrowings partially offset by a $1.7 billion decrease due to debt maturities during the nine months ended September 30, 2014.

The company has access to approximately $4.9 billion in unused credit lines with several major financial institutions which provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit. The amount of unused credit lines increased $0.5 billion from December 31, 2013, primarily due to refinancing of the company's credit facility with an expansion to a five year $4.0 billion credit facility during the second quarter of 2014.

Summary of Cash Flows
Cash used for operating activities was $1.8 billion for the nine months ended September 30, 2014 compared to cash used for operating activities of $2.3 billion during the same period last year. The $0.5 billion change was primarily due to lower year-over-year income tax payments associated with the sale of the Performance Coatings business in 2013.

Other operating charges and credits - net for the nine months ended September 30, 2014 totaled $0.6 billion compared to $0.4 billion during the same period last year. The increase was primarily due to the absence of costs associated with the sale of the Performance Coatings business in 2013. Other operating charges and credits - net primarily consists of expenses related to pension plans and stock-based compensation plans as well as reclassifications of items whose cash effects are investing or financing activities.

Cash used for investing activities was $0.7 billion for the nine months ended September 30, 2014 compared to cash provided by investing activities of $3.6 billion for the same period last year. The $4.3 billion change was primarily due to proceeds received from the sale of the Performance Coatings business in 2013.

Cash used for financing activities was $2.2 billion for the nine months ended September 30, 2014 compared to cash provided by financing activities of $1.5 billion for the same period last year. The $3.7 billion decrease was due primarily to less of an increase in borrowings and higher payments for the repurchase of common stock.

Dividends paid to shareholders during the nine months ended September 30, 2014 totaled $1.3 billion. In October 2014, the Board of Directors declared a fourth quarter common stock dividend of $0.47 per share, the same as what was paid in the third quarter 2014. With the fourth quarter dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. In February and August 2014, the company entered into two separate accelerated share repurchase ("ASR") agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1 billion. Under the terms of the August 2014 ASR agreement, the company paid $700 million to the financial institution and received and retired an initial delivery of 8.6 million shares, which represents 80 percent of the $700 million notional amount of the agreement. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company’s stock over the term of the ASR agreement. The August 2014 ASR will be completed in the fourth quarter 2014. In addition to the ASR agreements, during the three and nine months ended September 30, 2014, the company repurchased and retired 3.1 million shares and 4.7 million shares in the open market for a total cost of $203 million and $300 million, respectively. As a result, the company has substantially completed the $2 billion 2014 ASR repurchases as of September 30, 2014. The remainder of the $5 billion share buyback will be purchased in future periods as there is no required completion date for purchases under the 2014 plan. See Part II, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information.

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

Contractual Obligations
Information related to the company's contractual obligations at December 31, 2013 can be found on page 33 of the company's 2013 Annual Report. The company's long-term debt obligations at September 30, 2014 decreased by $2.0 billion versus prior year-end primarily due to $1.7 billion of debt principal maturities. The company’s raw material purchase obligations at September 30, 2014 increased $0.9 billion versus prior year-end primarily attributable to the commencement of a 20 year supply agreement within the Performance Chemicals segment.

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

As of September 30, 2014, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

b)                         Changes in Internal Control over Financial Reporting

There has been no change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

Environmental Proceedings
Belle Plant, West Virginia
In August 2013, the U.S. government initiated an enforcement action alleging that the facility violated certain regulatory provisions of the Clean Air Act (CAA), Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and Emergency Planning and Community Right to Know Act (EPCRA). The alleged non-compliance relates to chemical releases between 2006 and 2010, including one release which involved the death of a DuPont employee after exposure to phosgene.  During the third quarter 2014, DuPont, the U.S. Environmental Protection Agency (EPA) and the Department of Justice (DOJ) agreed to settle this matter. Under the settlement, DuPont will pay a penalty of about $1.28 million and undertake corrective actions.

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

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA)
In July 2012, DuPont received a “notice of noncompliance and show cause” letter from EPA Region III for alleged violations of FIFRA related to product labeling and adverse effects reporting for Imprelis®. During the third quarter 2014, DuPont, without admission of liability, settled this matter and agreed to pay a penalty of $1.85 million.

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

In August 2014, the company entered into an accelerated share repurchase ("ASR") agreement with a financial institution. Under the terms of the ASR agreement, in August 2014, the company paid $700 million to the financial institution and received and retired an initial delivery of 8.6 million shares, which represents 80 percent of the $700 million notional amount of the ASR agreement. This ASR will be completed in the fourth quarter 2014. In the third quarter 2014, the company also repurchased 3.1 million shares in the open market at an average price of $65.13 per share for a total of $203 million. These shares were retired upon receipt. See Part I, Item 2 and Note 10 to the interim Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended September 30, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
July:
Open Market Purchases	2,414,300	$65.38	2,414,300
August:
Open Market Purchases	707,701	$64.27	707,701
ASR (2)	8,588,957	See (2) Below	8,588,957
Total	11,710,958		11,710,958	$3,140

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

[2]
Includes the 80% initial share delivery under the August ASR agreement described above. The purchase price per share and final number of shares retired will be determined using the volume-weighted price of the company's stock over the term of the ASR agreement.

Item 4. MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at the company's surface mine in Starke, Florida is included in Exhibit 95 to this report.

Item 5. OTHER INFORMATION

Thomas M. Connelly will retire as Executive Vice President of the Company effective December 31, 2014. To ensure his active participation on behalf of the Company in ongoing business matters, the Company has entered into a three-year consulting agreement with Mr. Connelly, effective as of January 1, 2015, pursuant to which he shall be paid a $31,250 monthly retainer. The agreement with Mr. Connelly contains customary provisions, including a restriction on his ability to take on any work that may create a conflict of interest, non-competition and non-solicitation covenants, and protection of confidential information.

Item 6.	EXHIBITS

Exhibits: The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E. I. DU PONT DE NEMOURS AND COMPANY
(Registrant)

Date:	October 28, 2014

By:	/s/ Nicholas C. Fanandakis

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

10.6*	Company’s Equity and Incentive Plan, as amended October 23, 2014.

10.7*
Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2013).

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014. (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

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

10.13*
Company’s Management Deferred Compensation Plan, as last amended effective April 15, 2014. (incorporated by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.14*	Consulting Agreement dated October 22, 2014, by and between E.I. du Pont Nemours and Company and Thomas M. Connelly.

12	Computation of Ratio of Earnings to Fixed Charges.

18.1	Preferability Letter of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the company’s Principal Financial Officer.

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