Form 10-K
period 2014-12-31
DUPONT E I DE NEMOURS & CO
filed 2015-02-05
CIK 30554

2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐  No ☒
        The aggregate market value of voting stock held by nonaffiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) as of June 30, 2014, was approximately $59.9 billion.
        As of January 30, 2015, 905,414,000 shares (excludes 87,041,000 shares of treasury stock) of the company's common stock, $0.30 par value, were outstanding.
Documents Incorporated by Reference
(Specific pages incorporated are indicated under the applicable Item herein):

Incorporated By Reference In Part No.
The company's Proxy Statement in connection with the 2015 Annual Meeting.	III

E. I. du Pont de Nemours and Company
Form 10-K
Table of Contents
The terms "DuPont" or the "company" as used herein refer to E. I. du Pont de Nemours and Company and its consolidated subsidiaries, or to E. I. du Pont de Nemours and Company, as the context may indicate.
Note on Incorporation by Reference
Information pertaining to certain Items in Part III of this report is incorporated by reference to portions of the company's definitive 2015 Annual Meeting Proxy Statement to be filed within 120 days after the end of the year covered by this Annual Report on Form 10-K, pursuant to Regulation 14A (the Proxy).

Part I

ITEM 1.  BUSINESS

DuPont was founded in 1802 and was incorporated in Delaware in 1915. Today, DuPont is creating higher growth and higher value by extending the company’s leadership in agriculture and nutrition, strengthening and growing capabilities in advanced materials and leveraging cross-company skills to develop a world-leading bio-based industrial business. Through these strategic priorities, DuPont is helping customers find solutions to capitalize on areas of growing global demand — enabling more, safer, nutritious food; creating high-performance, cost-effective energy efficient materials for a wide range of industries; and increasingly delivering renewably sourced bio-based materials and fuels. Total worldwide employment at December 31, 2014, was about 63,000 people. The company has operations in about 90 countries worldwide and 62 percent of consolidated net sales are made to customers outside the United States of America (U.S.). See Note 20 to the Consolidated Financial Statements for additional details on the location of the company's sales and property.

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

In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the year ended December 31, 2014 a pre-tax charge of $562 million was recorded. Additional details related to this plan can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 19 of this report and Note 3 to the Consolidated Financial Statements.

In October 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions.  The company expects to complete the separation about mid-2015. Additional details related to the separation can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 19 of this report and Note 2 to the Consolidated Financial Statements.

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

Business Segments
The company consists of 12 businesses which are aggregated into 7 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Materials and Safety & Protection. Viton® fluoroelastomer products (Viton®) will be included in the Performance Chemicals separation and therefore the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other. The earnings from the previous Pharmaceuticals segment are insignificant in 2014 and therefore the results are reported within Other. Additional information with respect to business segment results is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 24 of this report and Note 21 to the Consolidated Financial Statements.

Agriculture
Agriculture businesses, DuPont Pioneer (Pioneer) and DuPont Crop Protection (Crop Protection), leverage the company's technology, customer relationships and industry knowledge to improve the quantity, quality and safety of the global food supply and the global production agriculture industry. Land available for worldwide agricultural production is increasingly limited so production growth will need to be achieved principally through improving crop yields and productivity rather than through increases in planted area. The segment's businesses deliver a broad portfolio of products and services that are specifically targeted to achieve gains in crop yields and productivity, including Pioneer® brand seed products and well-established brands of insecticides, fungicides and herbicides. Research and development focuses on leveraging technology to increase grower productivity and enhance the value of grains and oilseeds through improved seed traits, superior seed germplasm and effective use of insecticides, herbicides and fungicides. Agriculture accounted for approximately 50 percent of the company's total research and development expense in 2014.

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

Pioneer is a world leader in developing, producing and marketing corn hybrids and soybean varieties which improve the productivity and profitability of its customers. Additionally, Pioneer develops, produces and markets canola, sunflower, sorghum, inoculants, wheat and rice. As the world's population grows and the middle class expands, the need for crops for animal feed, food, biofuels and industrial uses continues to increase. The business competes with other seed and plant biotechnology companies. Pioneer seed sales amounted to 22 percent, 23 percent and 21 percent of the company's total consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Pioneer is actively pursuing the development of innovations for corn hybrids, soybean varieties, canola, sunflower, wheat and rice based on market assessments of the most valuable opportunities. In corn seeds, programs include innovations for drought and nitrogen efficiency, insect protection and herbicide tolerance. In soybean seeds, programs include products with enhanced end-use value, herbicide tolerance and insect protection.

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

Crop Protection serves the global production agriculture industry with crop protection products for field crops such as wheat, corn, soybean and rice; specialty crops such as fruit, nut, vine and vegetables; and non-crop segments, including range and pasture management. Principle crop protection products are weed control, disease control and insect control offerings for foliar application or as a seed treatment. Crop Protection products are marketed and sold to growers and other end users through a network of wholesale distributors and crop input retailers. The sales growth of the business' insect control portfolio is led by DuPontTM Rynaxypyr® insecticide, a product that is used across a broad range of core agricultural crops.

The major commodities, raw materials and supplies for the Agriculture segment include: benzene derivatives, other aromatics and carbamic acid related intermediates, corn and soybean seeds, insect control products, natural gas and seed treatments.

Agriculture segment sales outside the U.S. accounted for 54 percent of the segment's total sales in 2014.

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

In the consumer electronics markets, E&C materials add value across multiple devices, with growth driven largely by smart phones and tablets. The segment has a portfolio of materials for semiconductor fabrication and packaging, as well as innovative materials for circuit applications, to address critical needs of electronic component and device manufacturers. In packaging graphics, E&C is a leading supplier of flexographic printing systems, including Cyrel® photopolymer plates and platemaking systems. The segment is investing in new products to strengthen its market leadership position in advanced printing markets. The segment also holds a leadership position in black-pigmented inks and is developing new color-pigmented inks for network printing applications. In the displays market, E&C has developed solution-process technology, which it licenses, and a growing range of materials for active matrix organic light emitting diode (AMOLED) television displays.

The major commodities, raw materials and supplies for E&C include: block co-polymers, copper, difluoroethane, hydroxylamine, oxydianiline, polyester film, precious metals and pyromellitic dianhydride.

E&C segment sales outside the U.S. accounted for 82 percent of the segment's total sales in 2014.

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

The segment includes a joint venture with Tate & Lyle PLC, DuPont Tate & Lyle Bio Products Company, LLC, to produce BioPDOTM 1,3 propanediol using a proprietary fermentation and purification process. BioPDOTM is the key building block for DuPontTM Sorona® PTT polymer.
The major commodities, raw materials and supplies for the Industrial Biosciences segment include: terephthalic acid, processed grains (including dextrose and glucose), and glycols.
Industrial Biosciences segment sales outside the U.S. accounted for 57 percent of the segment's total sales in 2014.

Nutrition & Health
Nutrition & Health offers a wide range of sustainable, bio-based ingredients and advanced molecular diagnostic solutions, providing innovative solutions for specialty food ingredients, food nutrition, health and safety. The segment's product solutions include the wide-range of DuPont™ Danisco® food ingredients such as cultures and notably Howaru® probiotics, emulsifiers, texturants, natural sweeteners such as Xivia® and Supro® soy-based food ingredients. These ingredients hold leading market positions based on industry leading innovation, knowledge and experience, relevant product portfolios and close-partnering with the world's food manufacturers. Nutrition & Health serves various end markets within the food industry including dairy, bakery, meat and beverage segments. Nutrition & Health has research, production and distribution operations around the world.

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

Nutrition & Health segment sales outside the U.S. accounted for 68 percent of the segment's total sales in 2014.

Performance Chemicals
Performance Chemicals businesses, DuPont Titanium Technologies (Titanium Technologies) and DuPont Chemicals & Fluoroproducts (Chemicals & Fluoroproducts), deliver customized solutions with a wide range of industrial and specialty chemical products for markets including plastics and coatings, textiles, mining, pulp and paper, water treatment and healthcare. Competition across the performance chemicals businesses is regional and global, dependent on a number of factors such as price, product quality and service.

Titanium Technologies is the world's largest manufacturer of titanium dioxide, and is dedicated to creating greater value for the coatings, paper, plastics, specialties and minerals markets through service, brand and product. The business' main products include its broad line of DuPontTM Ti-Pure® titanium dioxide products. In 2011, the business announced a global expansion to support increased customer demand for titanium dioxide, including an investment in new production facilities at the company's Altamira, Mexico site. The total estimated investment in Altamira will be about $600 million and production is expected to begin in 2016. The new production facilities will enable the business to improve the efficiency of its titanium dioxide production and increase its flexibility to adjust its production output up or down to respond to global demands. In addition, the business continues to invest in facility upgrades to improve productivity at its other global manufacturing sites.

Chemicals & Fluoroproducts is a leading global manufacturer of industrial and specialty fluorochemicals, fluoropolymers and performance chemicals. The business' broad line of products includes refrigerants, lubricants, propellants, solvents, fire extinguishants, electronic gases and fluoroelastomers, which cover a wide range of industries and markets. Key brands include DuPontTM Teflon®, Capstone®, OpteonTM yf, Isceon®, Suva®,Vazo®, Vertrel®, Virkon®, Viton® and Zyron®.

The major commodities, raw materials and supplies for the Performance Chemicals segment include: ammonia, benzene, chlorine, chloroform, fluorspar, hydrofluoric acid, industrial gases, methanol, natural gas, perchloroethylene, petroleum coke, sodium hydroxide, sulfur and titanium ore.

Performance Chemicals segment sales outside the U.S. accounted for 59 percent of the segment's total sales in 2014.

Performance Materials
Performance Materials businesses, DuPont Performance Polymers (Performance Polymers) and DuPont Packaging & Industrial Polymers (Packaging & Industrial Polymers), provide productive, higher performance polymers, elastomers, films, parts, and systems and solutions which improve the uniqueness, functionality and profitability of its customers' offerings. The key markets served by the segment include the automotive original equipment manufacturers (OEMs) and associated after-market industries, as well as electrical, packaging, construction, oil, electronics, photovoltaics, aerospace, chemical processing and consumer durable goods. The segment has several large customers, primarily in the motor vehicle OEM industry supply chain. The company has long-standing relationships with these customers and they are considered to be important to the segment's operating results.

Performance Polymers delivers a broad range of polymer-based high performance materials in its product portfolio, including elastomers and thermoplastic and thermoset engineering polymers which are used by customers to fabricate components for mechanical, chemical and electrical systems. The main products include: DuPontTM Zytel® nylon resins, Delrin® acetal resins, Hytrel® polyester thermoplastic elastomer resins, Tynex® filaments, Vespel® parts and shapes, Vamac® ethylene acrylic elastomer and Kalrez® perfluoroelastomer. Performance Polymers also includes the DuPont Teijin Films joint venture, whose primary products are Mylar® and Melinex® polyester films.

In December 2014, DuPont entered into a definitive agreement to sell DuPont™ Neoprene polychloroprene, a part of Performance Polymers to Denka Performance Elastomer LLC. The sale is expected to close in the first half of 2015 pending receipt of customary regulatory approvals.

Packaging & Industrial Polymers specializes in resins and films used in packaging and industrial polymer applications, sealants and adhesives and sporting goods. Key brands include: DuPontTM Surlyn® ionomer resins, Bynel® coextrudable adhesive resins, Elvax® EVA resins, Nucrel® and Elvaloy® copolymer resins.

In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of Packaging & Industrial Polymers, to Kuraray Co. Ltd. In June 2014, the sale was completed which resulted in a pre-tax gain of $391 million ($273 million net of tax). The gain was recorded in other income, net in the company's Consolidated Income Statements for the year ended December 31, 2014. GLS/Vinyls specializes in interlayers for laminated safety glass and its key brands include SentryGlas® and Butacite® laminate interlayers.

The major commodities, raw materials and supplies for the Performance Materials segment include: acrylic monomers, adipic acid, butadiene, butanediol, dimethyl terephthalate, ethane, fiberglass, hexamethylenediamine, methanol, natural gas and purified terephthalic acid.

Performance Materials segment sales outside the U.S. accounted for 70 percent of the segment's total sales in 2014.

Safety & Protection
Safety & Protection businesses, DuPont Protection Technologies (Protection Technologies), DuPont Sustainable Solutions (Sustainable Solutions) and DuPont Building Innovations (Building Innovations), satisfy the growing global needs of businesses, governments and consumers for solutions that make life safer, healthier and more secure. By uniting market-driven science with the strength of highly regarded brands, the segment delivers products and services to a large number of markets, including construction, transportation, communications, industrial chemicals, oil and gas, electric utilities, automotive, manufacturing, defense, homeland security and safety consulting.

Protection Technologies is focused on scientifically engineered products and systems to protect people and the environment. With highly recognized brands like DuPont™ Kevlar® high strength material, Nomex® thermal resistant material and Tyvek® protective material, the business has a broad portfolio with strong positions in many diverse global markets which include: aerospace, life protection, automotive, energy, personal protection, medical, graphics, packaging and other industrial markets.

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

Building Innovations is committed to the science behind increasing the performance of building systems, helping reduce operating costs and creating more sustainable structures. The business is a market leader of solid surfaces through its DuPontTM Corian® and Montelli® lines of products which offer durable and versatile materials for residential and commercial purposes. DuPont™ Tyvek® offers industry leading solutions for the protection and energy efficiency of buildings and the business also offers Geotextiles for Professional Landscaping applications.

The major commodities, raw materials and supplies for the Safety & Protection segment include: aluminum trihydrate, benzene, high density polyethylene, isophthaloyl chloride, metaphenylenediamine, methyl methacrylate, paraphenylenediamine, polyester and terephthaloyl chloride.

Safety & Protection segment sales outside the U.S. accounted for 62 percent of the segment's total sales in 2014.

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

Intellectual Property
As a science and technology based company, DuPont believes that securing intellectual property is an important part of protecting its research. Some DuPont businesses operate in environments in which the availability and protection of intellectual property rights affect competition. (Information on the importance of intellectual property rights to Pioneer is included in Item 1 Agriculture business discussion beginning on page 3 of this report.)

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

Patents & Trademarks: DuPont continually applies for and obtains U.S. and foreign patents and has access to a large patent portfolio, both owned and licensed. DuPont’s rights under these patents and licenses, as well as the products made and sold under them, are important to the company in the aggregate. The protection afforded by these patents varies based on country, scope of individual patent coverage, as well as the availability of legal remedies in each country. This significant patent estate may be leveraged to align with the company’s strategic priorities within and across segments. At December 31, 2014, the company owned over 27,000 patents with various expiration dates over the next 20 years. In addition to its owned patents, the company owns over 16,500 patent applications.

The company has many trademarks that have significant recognition at the consumer retail level and/or business to business level. Ownership rights in trademarks do not expire if the trademarks are continued in use and properly protected.

Research and Development
DuPont conducts research and development (R&D) programs across multiple fields including biology, chemistry, engineering, and materials science in support of the company's strategic priorities of Agriculture & Nutrition, Bio-based Industrials, and Advanced Materials. DuPont accelerates market introductions and increases the impact of its offerings through collaboration with partners in the commercial sector (customers and value chain partners) and by working with governments, academia, and local communities around the world. DuPont’s R&D objectives are to leverage the company's unique world-class science and technology capabilities with its deep understanding of markets and value chains to drive revenue and profit growth for the company thereby delivering sustainable returns to our shareholders - both in the short-term as well as in the long-term. DuPont's R&D investment is focused on delivering value to its customers while extending its leadership across the high-value, science-driven segments of the agriculture and food value chains, strengthening its lead as provider of differentiated, high-value advanced industrial materials, and building transformational new bio-based industrial businesses. Each business in the company funds R&D activities that support its business mission, and a central R&D organization supports cross-business and cross-functional growth opportunities. The R&D portfolio is managed by senior business and R&D leaders to ensure consistency with the corporate and business strategies and to capitalize on the application of emerging science.

The company continues to protect its R&D investment through its intellectual property strategy. See discussion under "Intellectual Property".

Additional information with respect to R&D, including the amount incurred during each of the last three fiscal years, is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 22 of this report.

Environmental Matters
Information related to environmental matters is included in several areas of this report: (1) Environmental Proceedings beginning on page 14, (2) Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 35, 40-42 and (3) Notes 1 and 15 to the Consolidated Financial Statements.

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

The company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are also accessible on the company's website at http://www.dupont.com by clicking on the section labeled "Investors", then on "Filings & Reports" and then on "SEC Filings." These reports are made available, without charge, as soon as is reasonably practicable after the company files or furnishes them electronically with the SEC.

Executive Officers of the Registrant
Information related to the company's Executive Officers is included in Item 10, Directors, Executive Officers and Corporate Governance, beginning on page 45 of this report.
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
The company's manufacturing processes consume significant amounts of energy and raw materials, the costs of which are subject to worldwide supply and demand as well as other factors beyond the control of the company. Significant variations in the cost of energy, which primarily reflect market prices for oil, natural gas and raw materials, affect the company's operating results from period to period. In 2014, price decreases for energy and raw materials were about $200 million as compared to 2013. In 2013, price increases for energy and raw materials were about $500 million as compared to 2012. Legislation to address climate change by reducing greenhouse gas emissions and establishing a price on carbon could create increases in energy costs and price volatility. When possible, the company purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Additionally, the company enters into over-the-counter and exchange traded derivative commodity instruments to hedge its exposure to price fluctuations on certain raw material purchases. The company takes actions to offset the effects of higher energy and raw material costs through selling price increases, productivity improvements and cost reduction programs. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the company's financial results.

The company's results of operations and financial condition could be seriously impacted by business disruptions and security breaches, including cybersecurity incidents.
Business and/or supply chain disruptions, plant and/or power outages and information technology system and/or network disruptions, regardless of cause including acts of sabotage, employee error or other actions, geo-political activity, weather events and natural disasters could seriously harm the company's operations as well as the operations of its customers and suppliers. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of the company's assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. Like most major corporations, the company is the target of industrial espionage, including cyber-attacks, from time to time. The company has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to at least certain confidential business information. However, to date, the company has not experienced any material financial impact, changes in the competitive environment or business operations that it attributes to these attacks. Although management does not believe that the company has experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that it will not suffer such losses in the future. The company actively manages the risks within its control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, the company may be required to expend significant resources to enhance its control environment, processes, practices and other protective measures. Despite these efforts, such events could have a material adverse effect on the company's business, financial condition or results of operations.

Inability to discover, develop and protect new technologies and enforce the company's intellectual property rights could adversely affect the company's financial results.
The company competes with major global companies that have strong intellectual property estates, including intellectual property rights supporting the use of biotechnology to enhance products, particularly agricultural and bio-based products. Speed in discovering, developing and protecting new technologies and bringing related products to market is a significant competitive advantage. Failure to predict and respond effectively to this competition could cause the company's existing or candidate products to become less competitive, adversely affecting sales. Competitors are increasingly challenging intellectual property positions and the outcomes can be highly uncertain. If challenges are resolved adversely, it could negatively impact the company's ability to obtain licenses on competitive terms, commercialize new products and generate sales from existing products.

Intellectual property rights, including patents, plant variety protection, trade secrets, confidential information, trademarks, tradenames and other forms of trade dress, are important to the company's business. The company endeavors to protect its intellectual property rights in jurisdictions in which its products are produced or used and in jurisdictions into which its products are imported. However, the company may be unable to obtain protection for its intellectual property in key jurisdictions. Further, changes in government policies and regulations, including changes made in reaction to pressure from non-governmental organizations, could impact the extent of intellectual property protection afforded by such jurisdictions.

The company has designed and implemented internal controls to restrict access to and distribution of its intellectual property. Despite these precautions, the company's intellectual property is vulnerable to unauthorized access through employee error or actions, theft and cybersecurity incidents, and other security breaches. When unauthorized access and use or counterfeit products are discovered, the company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact. Protecting intellectual property related to biotechnology is particularly challenging because theft is difficult to detect and biotechnology can be self-replicating. Accordingly, the impact of such theft can be significant.

Failure to effectively manage acquisitions, divestitures, alliances and other portfolio actions could adversely impact our future results.
From time to time, the company evaluates acquisition candidates that may strategically fit its business and/or growth objectives. If the company is unable to successfully integrate and develop acquired businesses, the company could fail to achieve anticipated synergies and cost savings, including any expected increases in revenues and operating results, which could have a material adverse effect on the company’s financial results. The company continually reviews its portfolio of assets for contributions to the company’s objectives and alignment with its growth strategy. However, the company may not be successful in separating underperforming or non-strategic assets and gains or losses on the divestiture of, or lost operating income from, such assets may affect the company’s earnings. Moreover, the company might incur asset impairment charges related to acquisitions or divestitures that reduce its earnings.

The proposed spin-off of the Performance Chemicals segment is contingent upon the satisfaction of a number of conditions which could delay, prevent or otherwise adversely affect the proposed spin-off, including possible issues or delays in obtaining the required regulatory approvals or clearances, disruptions in financial markets or other potential barriers.
In October 2013, DuPont announced its intention to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders. On December 18, 2014, DuPont announced that the name of the new Performance Chemicals company will be The Chemours Company (“Chemours”). The proposed spin-off is subject to various conditions, complex in nature and may be affected by unanticipated developments or changes in market conditions which are out of the company’s control. Completion of the spin-off will be contingent upon customary closing conditions, including receipt of regulatory approvals, the effectiveness of appropriate filings with the Securities and Exchange Commission and final approval of the transactions contemplated by the spin-off by DuPont’s Board of Directors.

The tax-free treatment of the spin-off is also contingent on the continued validity of a ruling received from the United States Internal Revenue Service (IRS Ruling), as well as receipt of legal opinions (Tax Opinion). Although the IRS Ruling is generally binding on the IRS, it is based on certain facts and assumptions, and certain representations that necessary conditions to obtain tax-free treatment have been satisfied. If any of the facts, representations, assumptions or undertakings described or made in connection with the IRS Ruling or the Tax Opinion are not correct, are incomplete, or have been violated, the IRS Ruling could be revoked or modified by the IRS and DuPont's ability to rely on the Tax Opinion could be jeopardized. The company is not aware of any facts or circumstances, however, that would cause these facts, representations or assumptions to be untrue or incomplete, or that would cause any of these undertakings to fail to be complied with, in any material respect. If the spin-off distribution, and/or related internal transactions, were to be determined taxable, DuPont or Chemours could incur significant U.S. federal income tax liabilities. In addition, if the spin-off were deemed to be taxable, each holder of DuPont common stock who received shares of Chemours would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received. Even if the distribution otherwise qualifies for tax-free treatment, the distribution may result in a corporate level taxable gain to the company if 50 percent or more, by vote or value, of DuPont or Chemours common stock, is treated as acquired or issued as part of a plan or series of related transactions that includes the distribution. While DuPont would recognize a taxable gain as described above, the distribution would be tax-free to DuPont common stockholders.

Any of these factors could have a material adverse effect on the company’s financial condition, results of operations, cash flows and trading price.

Market acceptance, government policies, rules or regulations and competition could affect the company's ability to generate sales from products based on biotechnology.
The company is using biotechnology to create and improve products, particularly in its Agriculture and Industrial Biosciences segments. These products enable cost and process benefits, better product performance and improve environmental outcomes to a broad range of products and processes such as seeds, animal nutrition, detergents, food manufacturing, ethanol production and industrial applications. The company's ability to generate sales from such products could be impacted by market acceptance as well as governmental policies, laws and regulations that affect the development, manufacture and distribution of products, particularly the testing and planting of seeds containing biotechnology traits and the import of crops and other products derived from those seeds.

In order to maintain its right to sell existing products or to commercialize new products containing biotechnology traits, particularly seed products, the company must be able to demonstrate its ability to satisfy the requirements of regulatory agencies. Sales of seeds with biotechnology traits into jurisdictions where planting has been approved could be affected if key import markets have not approved the import of crops containing such biotechnology traits. If import occurs in these markets, it could lead to disruption and potential liability for the company.

The regulatory environment is lengthy and complex with requirements that can vary by industry and by country. The regulatory environment may be impacted by the activities of non-governmental organizations and special interest groups and stakeholder reaction to actual or perceived impacts of new technology on safety, health and the environment. Obtaining and maintaining regulatory approvals requires submitting a significant amount of information and data, which may require participation from technology providers. Regulatory standards and trial procedures are continuously changing. The pace of change together with the lack of regulatory harmony could result in unintended noncompliance. In addition, the company’s compliance could be affected by the detection of low level presence of biotechnology traits in conventional seed or products produced from such seed. Furthermore, the detection of biotechnology traits not approved in the country of planting may affect the company’s ability to supply product and could affect exports of products produced from such seeds and even result in crop destruction or product recalls.

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
The company has investments in property, plant and equipment related to global manufacturing operations. Collectively there are approximately 300 principal sites in total. The number of sites used by their applicable segment(s) by major geographic area around the world is as follows:

	Number of Sites
	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials	Safety & Protection	Total [1]
Asia Pacific	23	9	1	9	6	17	6	71
EMEA[2]	26	3	7	18	5	8	3	70
Latin America	18	—	1	7	1	1	—	28
U.S. & Canada	63	18	7	12	28	16	9	153
	130	30	16	46	40	42	18	322

1.	Sites that are used by multiple segments are included more than once in the figures above.

2.	Europe, Middle East, and Africa (EMEA).
The company's plants and equipment are well maintained and in good operating condition. The company believes it has sufficient production capacity to meet demand in 2015. Properties are primarily owned by the company; however, certain properties are leased. No title examination of the properties has been made for the purpose of this report and certain properties are shared with other tenants under long-term leases.

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

Litigation
Imprelis® Herbicide Claims Process
Information related to this matter is included in Note 15 to the Consolidated Financial Statements under the heading Imprelis®.

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

Environmental Proceedings
Chambers Works Plant, Deepwater, New Jersey
In 2010, the government initiated an enforcement action alleging that the facility violated recordkeeping requirements of certain provisions of the Clean Air Act (CAA) and the Federal Clean Air Act Regulations (FCAR) governing Leak Detection and Reporting (LDAR) and that it failed to report emissions of a compound from Chambers Works' waste water treatment facility under Emergency Planning and Community Right to Know Act (EPCRA). The alleged non-compliance was identified by the U.S. Environmental Protection Agency (EPA) in 2007 and 2009 following separate environmental audits. DuPont and the Department of Justice (DOJ) have reached an agreement in principle resolving these allegations whereby DuPont would pay a penalty assessment of about $0.5 million and agree to a modification of its air permit ensuring continued compliance with refrigeration unit repair requirements. The settlement is pending before the District Court in New Jersey while the DOJ solicits public comment.

LaPorte Plant, LaPorte, Texas
EPA conducted a multimedia inspection at the LaPorte facility in January 2008. DuPont, EPA and DOJ began discussions in the Fall 2011 relating to the management of certain materials in the facility's waste water treatment system, hazardous waste management, flare and air emissions. These negotiations continue.

LaPorte Plant, LaPorte, Texas - Crop Protection
On November 15, 2014 there was a release of methyl mercaptan at the company’s LaPorte facility.  The release occurred at the site’s Crop Protection unit resulting in four employee fatalities inside the unit. DuPont is continuing its investigation into the incident. Several governmental agencies also are conducting their own investigations. DuPont is cooperating with these agency reviews.

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

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant's Common Equity and Related Stockholder Matters
The company's common stock is listed on the New York Stock Exchange, Inc. (symbol DD) and certain non-U.S. exchanges. The number of record holders of common stock was approximately 66,000 at January 30, 2015.

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

The company's quarterly high and low trading stock prices and dividends per common share for 2014 and 2013 are shown below.

	Market Prices
2014	High	Low	Per Share Dividend Declared
Fourth Quarter	$75.82	$64.55	$0.47
Third Quarter	72.92	63.70	0.47
Second Quarter	69.75	64.35	0.45
First Quarter	67.95	59.35	0.45

2013
Fourth Quarter	$65.00	$56.46	$0.45
Third Quarter	60.86	52.04	0.45
Second Quarter	57.25	48.21	0.45
First Quarter	50.20	45.11	0.43

Issuer Purchases of Equity Securities
In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan.

In August 2014, the company entered into an accelerated share repurchase (ASR) agreement with a financial institution. The ASR was completed in the fourth quarter 2014. Under the terms of the ASR agreement, the company paid $700 million to the financial institution and received and retired 10.4 million shares at an average price of $67.63 per share. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, on page 33 of this report and Note 16 to the Consolidated Financial Statements for additional information.

The following table summarizes information with respect to the company's purchase of its common stock during the three months ended December 31, 2014:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1) (Dollars in millions)
November:
ASR (2)	1,761,968	$67.63	1,761,968
Total	1,761,968		1,761,968	$3,000

[1]	Represents approximate value of shares that may yet be purchased under the 2014 plan.

[2]	Shares purchased in November 2014 include the final share delivery amount under the August 2014 ASR agreement.

Stock Performance Graph
The following graph presents the cumulative five-year total shareholder return for the company's common stock compared with the S&P 500 Stock Index and the Dow Jones Industrial Average.

$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
DuPont
S&P 500 Index
Dow Jones Industrial Average

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
DuPont	$100	$155	$146	$149	$222	$260
S&P 500 Index	100	115	117	136	180	205
Dow Jones Industrial Average	100	114	124	136	177	194
The graph assumes that the values of DuPont common stock, the S&P 500 Stock Index and the Dow Jones Industrial Average were each $100 on December 31, 2009 and that all dividends were reinvested.

(Dollars in millions, except per share)	2014	2013	2012	2011	2010
Summary of operations[1]
Net sales	$34,723	$35,734	$34,812	$33,681	$27,700
Employee separation / asset related charges, net	$497	$114	$493	$53	$(40)
Income from continuing operations before income taxes	$4,991	$3,489	$3,088	$3,879	$3,259
Provision for income taxes on continuing operations	$1,370	$626	$616	$647	$518
Net income attributable to DuPont	$3,625	$4,848	$2,755	$3,559	$3,022
Basic earnings per share of common stock from continuing operations	$3.94	$3.07	$2.61	$3.43	$2.98
Diluted earnings per share of common stock from continuing operations	$3.90	$3.04	$2.59	$3.38	$2.94
Financial position at year-end[1]
Working capital[2]	$9,108	$11,017	$7,765	$7,030	$9,733
Total assets[3]	$49,876	$51,499	$49,859	$48,643	$40,470
Borrowings and capital lease obligations
Short-term	$1,423	$1,721	$1,275	$817	$133
Long-term	$9,271	$10,741	$10,465	$11,736	$10,137
Total equity	$13,378	$16,286	$10,299	$9,208	$9,800
General[1]
For the year
Purchases of property, plant & equipment and investments in affiliates	$2,062	$1,940	$1,890	$1,910	$1,608
Depreciation	$1,254	$1,280	$1,319	$1,199	$1,118
Research and development expense	$2,067	$2,153	$2,123	$1,960	$1,650
Weighted-average number of common shares outstanding (millions)
Basic	915	926	933	928	909
Diluted	922	933	942	941	922
Dividends per common share	$1.84	$1.78	$1.70	$1.64	$1.64
At year-end
Employees (thousands)	63	64	70	70	60
Closing stock price	$73.94	$64.97	$44.98	$45.78	$49.88
Common stockholders of record (thousands)	66	70	74	78	81

1.	Information has been restated to reflect the impact of discontinued operations, as applicable. See Note 1, Basis of Presentation, to the Consolidated Financial Statements for further information.

2.
At December 31, 2012, working capital included approximately $2 billion of net assets related to the Performance Coatings business, of which approximately$1.3 billion was previously considered to be noncurrent and was classified as held for sale as of December 31, 2012. Working capital at December 31, 2013 includes cash received from the sale of the Performance Coatings business. See Note 2 to the Consolidated Financial Statements for further information.

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

Forward-looking statements are based on certain assumptions and expectations of future events which may not be accurate or realized. Forward-looking statements also involve risks and uncertainties, many of which are beyond the company's control. Some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements are:

•	Fluctuations in energy and raw material prices;

•	Failure to develop and market new products and optimally manage product life cycles;

•	Outcome of significant litigation and environmental matters, including those related to divested businesses;

•	Failure to appropriately manage process safety and product stewardship issues;

•	Effect of changes in tax, environmental and other laws and regulations or political conditions in the United States of America (U.S.) and other countries in which the company operates;

•	Conditions in the global economy and global capital markets, including economic factors such as inflation, deflation, fluctuation in currency rates, interest rates and commodity prices;

•	Failure to appropriately respond to market acceptance, government rules, regulations and policies affecting products based on biotechnology;

•
Impact of business disruptions, including supply disruptions, and security threats, regardless of cause, including acts of sabotage, cyber-attacks, terrorism or war, weather events and natural disasters;

•	Ability to discover, develop and protect new technologies and enforce the company's intellectual property rights; and

•	Successful integration of acquired businesses and separation of underperforming or non-strategic assets or businesses, including the proposed spin-off of the Performance Chemicals segment.

For some of the important factors that could cause the company's actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion set forth under Part I, Item 1A beginning on page 9.

Overview
Purpose DuPont’s businesses serve markets where the increasing demand for more and healthier food, renewably sourced materials and fuels, and advanced industrial materials is creating substantial growth opportunities. The company’s unique combination of sciences, proven research and development (R&D) engine, broad global reach, and deep market penetration are distinctive competitive advantages that position the company to continue capitalizing on this enormous potential.

Strategy Position DuPont as a higher growth, higher value company, well equipped to drive revenue and profit growth through science-based innovation and the company’s significant competitive advantages with three priorities:

•	Agriculture & Nutrition - extend DuPont’s leadership across the high-value, science-driven segments of the Agriculture and Food value chain;

•	Advanced Materials - strengthen and grow DuPont's leading position in differentiated, high-value materials and leverage new sciences;

•	Bio-Based Industrials - develop world-leading industrial biotechnology capabilities to create transformational new bio-based businesses.

The company is committed to maintain a strong balance sheet and to return excess cash to shareholders unless there is a compelling opportunity to invest for growth.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results    Income from continuing operations after income taxes was $3.6 billion, up 26 percent from $2.9 billion in 2013, reflecting higher segment PTOI, lower pension and OPEB costs, partly offset by Performance Chemicals separation transaction costs and restructuring charges. Net sales were $34.7 billion, a 3 percent decrease from prior year, reflecting portfolio changes and a negative impact from currency. Total segment PTOI was $6.4 billion, 18 percent above last year, principally due to gains on asset sales, insurance recoveries, lower performance-based compensation, and the absence of prior-year charges for litigation and product claims, partly offset by higher restructuring charges.

Analysis of Operations
Redesign Initiative and 2014 Restructuring Plan In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the year ended December 31, 2014 a pre-tax charge of $562 million was recorded, consisting of $497 million in employee separation / asset related charges, net and $65 million in other income, net. The charges consisted of $319 million of employee separation charges, $17 million of other non-personnel charges, and $226 million of asset related charges, including $65 million of charges associated with the restructuring actions of a joint venture within the Performance Materials segment. The actions associated with this charge and all related payments are expected to be substantially complete by mid-2016 and will result in future cash payments at December 31, 2014 of $268 million primarily related to severance and related benefits. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions. Pre-tax cost savings related to this charge are expected to be about $500 million in 2015 and approximately $625 million in subsequent years. This, coupled with further cost savings initiatives and $375 million of costs directly associated with Chemours to be eliminated upon separation, are expected to yield savings on a run-rate basis of approximately $1 billion at the end of fourth quarter 2015 and $1.3 billion by 2017. Additional details related to this plan can be found in Note 3 to the Consolidated Financial Statements.

Separation of Performance Chemicals In October 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions.  In December 2014, the initial Form 10 registration statement related to the spin-off was filed with the SEC for the new public company to be created following completion of the pending separation of its Performance Chemicals segment. The new public company will be named The Chemours Company (Chemours). The company expects to complete the separation about mid-2015.

As part of the separation, DuPont incurred $175 million in transaction costs, which were recorded in other operating charges in the Consolidated Income Statement for the year ended December 31, 2014. The company expects to incur additional costs related to the separation in 2015 estimated at about $350 million. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions. In addition, the company expects to return all or substantially all of the one-time dividend proceeds from Chemours to DuPont shareholders through share repurchases within the 12 to18 months following the separation of Chemours, with a portion returned in 2015.

As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated and, in some cases, will result in a change in the foreign entities’ functional currency. The re-evaluation will not impact the company's results of operations on the date of the change.

Divestiture of Performance Coatings In August 2012, the company entered into a definitive agreement with Flash Bermuda Co. Ltd., a Bermuda exempted limited liability company formed by affiliates of The Carlyle Group (collectively referred to as "Carlyle") in which Carlyle agreed to purchase certain subsidiaries and assets comprising the company's Performance Coatings business. In February 2013, the sale was completed resulting in a pre-tax gain of approximately $2.7 billion ($2.0 billion net of tax). The gain was recorded in income from discontinued operations after income taxes in the Consolidated Income Statement for the year ended December 31, 2013.

In accordance with generally accepted accounting principles in the United States of America (GAAP), the results of Performance Coatings are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 2 to the Consolidated Financial Statements for additional information.

(Dollars in millions)	2014	2013	2012
NET SALES	$34,723	$35,734	$34,812

2014 versus 2013   The table below shows a regional breakdown of 2014 consolidated net sales based on location of customers and percentage variances from prior year:

			Percent Change Due to:
(Dollars in billions)	2014 Net Sales	Percent Change vs. 2013	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$34.7	(3)	(1)	(1)	1	(2)
U.S. & Canada	14.0	(5)	(1)	—	(1)	(3)
EMEA[1]	8.5	1	—	—	2	(1)
Asia Pacific	7.7	(1)	(2)	(2)	4	(1)
Latin America	4.5	(6)	(1)	(3)	(1)	(1)

1.	Europe, Middle East, and Africa (EMEA).

Net sales of $34.7 billion were 3 percent below prior year including a 2 percent reduction from portfolio changes, primarily due to changes within the Performance Chemicals and Performance Materials segments and 1 percent negative currency impact. The negative currency impact was driven by the strengthening of the U.S. dollar against most currencies. Local prices were 1 percent lower principally due to lower prices in the Performance Chemicals and Electronics & Communications segments, the latter reflecting lower metals prices. Agriculture local prices were up 1 percent. Sales in developing markets of $11.8 billion were essentially flat versus prior year and represent 34 percent of total company sales versus 33 percent in 2013. Developing markets include China, India and countries located in Latin America, Eastern and Central Europe, Middle East, Africa and Southeast Asia.

2013 versus 2012   The table below shows a regional breakdown of 2013 consolidated net sales based on location of customers and percentage variances from 2012:

			Percent Change Due to:
(Dollars in billions)	2013 Net Sales	Percent Change vs. 2012	Local Price	Currency Effect	Volume	Portfolio / Other
Worldwide	$35.7	3	(1)	(1)	5	—
U.S. & Canada	14.8	4	1	—	3	—
EMEA[1]	8.4	4	(2)	1	4	1
Asia Pacific	7.7	(3)	(6)	(3)	6	—
Latin America	4.8	6	—	(3)	9	—

1.	Europe, Middle East, and Africa (EMEA).

Net sales increased 3 percent, reflecting a 5 percent increase in worldwide sales volume with growth in all segments. Local prices were 1 percent lower principally due to a 12 percent decline in Performance Chemicals prices and a pass through of lower precious metals prices for Electronics & Communications. Negative currency impact reflects a weaker Brazilian real and Indian rupee, partly offset by a stronger Euro. Sales in developing markets of $11.9 billion improved 7 percent on 10 percent higher volume, and the percentage of total company sales in these markets increased to 33 percent from 32 percent in 2012.

(Dollars in millions)	2014	2013	2012
OTHER INCOME, NET	$1,323	$410	$498

2014 versus 2013 The $913 million increase was primarily due to $749 million of gains on sales of businesses and other assets, including a $391 million gain on the sale of GLS/Vinyls which is recorded within the Performance Materials segment, and a $240 million gain on the sale of copper fungicides and land management businesses, both within the Agriculture segment. There were additional net pre-tax exchange gains of $263 million, partially offset by $65 million for charges associated with the restructuring actions of a joint venture within the Performance Materials segment and the absence of the $26 million re-measurement gain on equity method investment in 2013. Net pre-tax exchange gains for the year ended December 31, 2014, includes $58 million, $46 million, and $14 million in exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. Net pre-tax exchange loss for the year ended December 31, 2013 includes $33 million exchange losses associated with the devaluation of the Venezuela bolivar.

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

Additional information related to the company's other income, net is included in Note 4 to the Consolidated Financial Statements.

(Dollars in millions)	2014	2013	2012
COST OF GOODS SOLD	$21,703	$22,547	$21,400
As a percent of net sales	63%	63%	61%

2014 versus 2013    Cost of goods sold (COGS) decreased 4 percent to $21.7 billion principally due to portfolio refinements and a 1 percent decrease in product unit costs driven by lower metals and other raw material costs, partially offset with a 1 percent increase in sales volume.

2013 versus 2012   COGS increased 5 percent to $22.5 billion, with 4 percent driven by higher sales volume and 1 percent driven by higher product costs. COGS as a percentage of net sales was 63 percent, a 2 percent increase from 2012. The increase in COGS as a percentage of net sales principally reflects the impact of increased costs for raw materials and agriculture inputs versus lower selling prices, coupled with adverse currency impact.

(Dollars in millions)	2014	2013	2012
OTHER OPERATING CHARGES	$1,067	$1,560	$1,856
As a percent of net sales	3%	4%	5%

The company’s cost structure has been impacted by the global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. Effective December 31, 2014, in order to better align to the transforming company’s organization and resulting cost structure, certain costs were reclassified from other operating charges to selling, general and administrative expenses. Prior year data has been reclassified to conform to current year presentation.

2014 versus 2013   Other operating charges decreased $493 million percent to $1.1 billion, principally due to the absence of prior year charges for Imprelis® herbicide claims and titanium dioxide antitrust litigation and an increase in insurance recoveries. Decreases in other operating charges were partially offset with costs associated with the separation of the Performance Chemicals segment of $175 million.

2013 versus 2012   Other operating charges decreased $296 million to $1.6 billion, principally due to lower Imprelis® herbicide claims, net of insurance recoveries, and the absence of other litigation charges, partially offset with charges for titanium dioxide antitrust litigation.

See Note 2 and 15 to the Consolidated Financial Statements for more information related to the Perfomance Chemicals transaction costs and the Imprelis® matter, respectively.

(Dollars in millions)	2014	2013	2012
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$5,344	$5,833	$5,886
As a percent of net sales	15%	16%	17%

2014 versus 2013    The $489 million decrease was largely attributable to lower pension and OPEB costs and lower sales commissions within the Agriculture segment. Selling, general and administrative expenses as a percentage of net sales decreased primarily due to lower pension and OPEB costs.

2013 versus 2012    Selling, general and administrative expenses and selling, general and administrative expenses as a percentage of net sales decreased primarily due to savings from prior years restructuring program.

(Dollars in millions)	2014	2013	2012
RESEARCH AND DEVELOPMENT EXPENSE	$2,067	$2,153	$2,123
As a percent of net sales	6%	6%	6%

2014 versus 2013    The $86 million decrease was primarily attributable to lower pension and OPEB costs and lower spending for Agriculture and Electronic & Communications programs.

2013 versus 2012    The $30 million increase was primarily attributable to continued growth investments in the Agriculture segment and increases in pre-commercial investment.

(Dollars in millions)	2014	2013	2012
INTEREST EXPENSE	$377	$448	$464

The $71 million and $16 million decreases in 2014 and 2013, respectively,were due to lower average borrowings as average interest rates were essentially unchanged in each year.

(Dollars in millions)	2014	2013	2012
EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET	$497	$114	$493

The $497 million in charges recorded during 2014 in employee separation / asset related charges, net are related to the 2014 restructuring plan discussed below.

In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions.  DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment. As a result, during the year ended December 31, 2014 a pre-tax charge of $562 million was recorded, consisting of $497 million in employee separation / asset related charges, net and $65 million in other income, net. The charges consisted of $319 million employee separation costs, $17 million of other non-personnel costs, and $226 million of asset related costs, including $65 million of costs associated with the restructuring actions of a joint venture within the Performance Materials segment. The actions associated with this charge and all related payments are expected to be substantially complete by mid-2016 and will result in future cash payments at December 31, 2014 of approximately $268 million primarily related to severance and related benefits. The actions related to this plan achieved pre-tax cost savings of approximately $80 million in 2014.

The $114 million in charges recorded during 2013 in employee separation / asset related charges, net consisted of a net $15 million restructuring benefit and a $129 million asset impairment charge discussed below. The net $15 million restructuring benefit consisted of a $24 million benefit associated with prior year restructuring programs offset by a $9 million charge resulting from restructuring actions related to a joint venture within the Performance Materials segment. The majority of the $24 million benefit was due to the achievement of work force reductions through non-severance programs associated with the 2012 restructuring program.

The $493 million in charges recorded during 2012 in employee separation / asset related charges, net consisted of $234 million in charges related to the 2012 restructuring program, a $16 million net reduction in the estimated costs associated with prior years restructuring programs, and $275 million in asset impairment charges, as discussed below.

The actions related to this plan achieved pre-tax cost savings of more than $300 million in 2013 and $490 million in 2014.

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

Below is a summary of the net impact related to items recorded in employee separation / asset related charges, net:

(Dollars in millions)	2014 (Charges) and Credits	2013 (Charges) and Credits	2012 (Charges) and Credits
Agriculture	$(134)	$1	$(11)
Electronics & Communications	(84)	(131)	(159)
Industrial Biosciences	(13)	1	(3)
Nutrition & Health	(15)	6	(49)
Performance Chemicals	(21)	(2)	(36)
Performance Materials	(34)	(6)	(104)
Safety & Protection	(52)	4	(58)
Other	(22)	5	11
Corporate expenses	(122)	8	(84)
Total Charges	$(497)	$(114)	$(493)

(Dollars in millions)	2014	2013	2012
PROVISION FOR INCOME TAXES ON CONTINUING OPERATIONS	$1,370	$626	$616
Effective income tax rate	27.4%	17.9%	19.9%

In 2014, the company recorded a tax provision on continuing operations of $1.4 billion, reflecting a $0.7 billion increase from 2013, largely due to the impact associated with the company’s policy of hedging the foreign currency-denominated monetary assets and liabilities of its operations in addition to the impact of gains on sales of businesses and other assets in the Performance Materials and Agriculture segments. The higher effective tax rate principally reflects the impact of foreign exchange losses on net monetary assets for which no corresponding tax benefit is realized, in addition to the impact of the Venezuelan bolivar devaluation which is also nondeductible.

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

(Dollars in millions)	2014	2013	2012
INCOME FROM CONTINUING OPERATIONS AFTER INCOME TAXES	$3,621	$2,863	$2,472

Income from continuing operations after income taxes for 2014 was $3.6 billion compared to $2.9 billion in 2013 and $2.5 billion in 2012. The changes between periods were due to the reasons noted above.

Corporate Outlook
The company expects 2015 net sales and income will reflect negative currency impact due to the recent strengthening of the U.S. dollar.  The currency impact is expected to be most significant in the first half of the year due to the seasonality of Agriculture in the northern hemisphere. The company also expects to achieve savings from the operational redesign. The 2015 outlook does not reflect the planned separation of the Performance Chemicals segment or the impact of the expected return of capital related to the separation.

Recent Accounting Pronouncements
See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

Segment Reviews
Segment sales include transfers to another business segment. Products are transferred between segments on a basis intended to reflect, as nearly as practicable, the market value of the products. Segment PTOI is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest. Viton® fluoroeastomer products (Viton®) will be included in the Performance Chemicals separation and therefore the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications. All references to prices are on a U.S. dollar (USD) basis, including the impact of currency, unless otherwise noted.

A reconciliation of segment sales to consolidated net sales and segment PTOI to income from continuing operations before income taxes for 2014, 2013 and 2012 is included in Note 21 to the Consolidated Financial Statements. Segment PTOI and PTOI margins include certain items which management believes are significant to understanding the segment results discussed below.  See Note 21 to the Consolidated Financial Statements for details related to these items.

AGRICULTURE

(Dollars in millions)	2014	2013	2012
Segment sales	$11,304	$11,739	$10,426
PTOI	$2,668	$2,132	$1,669
PTOI margin	24%	18%	16%

	2014	2013
Change in segment sales from prior period due to:
Price	(1)%	5%
Volume	(3)%	7%
Portfolio / Other	—%	1%
Total change	(4)%	13%

2014 versus 2013    Full year 2014 segment sales of $11.3 billion decreased $0.4 billion, or 4 percent, primarily due to lower corn seed volumes in Brazil and North America and the negative impact of currency, which was partly offset by an increase in crop protection volumes and higher local corn seed prices. In Brazil, corn seed market share and price were lower reflecting the impact of fall armyworm resistance and a reduction in planted hectares of corn. Higher volumes in insecticides were driven by continued growth in Rynaxypyr® and from successful launches of Cyazypyr® and new seed treatments in several markets.

2014 PTOI and PTOI margin increased due to the absence of $425 million of charges incurred in 2013 related to Imprelis® herbicide claims, an increase of $137 million for insurance recoveries of costs related to these customer claims, a gain of $240 million associated with the sale of the copper fungicides and land management businesses, lower performance-based compensation expense of approximately $110 million and lower seed input costs. This was partly offset by a decrease in sales, net change in restructuring charges of $135 million and impacts from portfolio changes. See Notes 3 and 15 to the Consolidated Financial Statements for more information related to the company's 2014 restructuring program and the Imprelis® matter, respectively.

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

2013 PTOI included net charges of $352 million ($425 million in charges offset by $73 million of insurance recoveries) related to Imprelis® herbicide claims compared to charges of $575 million in 2012. See Note 15 to the Consolidated Financial Statements for more information related to the Imprelis® matter.

Outlook   Farmer net income has declined and growers in Brazil’s Safrinha season and in North America are likely to reduce corn plantings again in 2015 putting pressure on volumes in the first half of the year. In addition, crop protection volumes are expected to be impacted by lower insect pressure in Brazil and elevated distributor inventories in the Americas.

For the first half 2015 sales are expected to be in the mid-single digits percent lower and PTOI is expected to be approximately 10 percent below 2014. The company expects pricing gains to be more than offset by lower volumes and continued volatile currencies, which are anticipated to be significant in markets like Europe, Brazil and Canada where there has been strong growth in the company's market position in recent years. Volumes will be negatively impacted by the expected decline in North America and Brazil Safrinha corn area and the timing of seed shipments in the fourth quarter of 2014.

For the full year we expect a decrease in sales in the low-single digits percent and a decrease in PTOI in the high-single digits percent as price gains from new seed and crop protection products are more than offset by the negative impacts of currency. Excluding the impact of currency, we would expect PTOI to be up in the mid- to high-single digits.

ELECTRONICS & COMMUNICATIONS

(Dollars in millions)	2014	2013	2012
Segment sales	$2,393	$2,549	$2,701
PTOI	$271	$203	$222
PTOI margin	11%	8%	8%

	2014	2013
Change in segment sales from prior period due to:
Price	(8)%	(8)%
Volume	2%	2%
Portfolio / Other	—%	—%
Total change	(6)%	(6)%

2014 versus 2013    Full year 2014 segment sales of $2.4 billion decreased $0.2 billion, or 6 percent, as volume growth in several product lines was more than offset by pass-through of lower metals prices and by competitive pressures impacting Solamet® paste.

2014 PTOI and PTOI margin increased due to the absence of a $129 million asset impairment charge incurred in 2013 (see Note 3 to the Consolidated Financial Statements for additional information), volume growth and productivity gains. These were partly offset by the absence of $20 million of OLED technology licensing agreement realized during 2013 and a net change in restructuring charges of $82 million (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program).

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

Outlook   Full year sales are expected to be up in the low-single digits percent with volume gains offset by the pass-through of lower metals prices. PTOI is expected to be up in the high-teens percent driven by increases in volume, productivity benefits, and the anticipated impact of new photovoltaic paste products in the second half of the year.

Global photovoltaic module installations are expected to increase fueled by installations in China, Japan, the U.S. and in developing markets. Continued strength in Tedlar® film, consumer electronics and packaging graphics is anticipated. In the short-term, segment results are expected to continue to be negatively impacted by declines in Solamet® paste, as intense competition has impacted price and share in this business. The company expects to benefit from new photovoltaic paste products in the second half of the year.

INDUSTRIAL BIOSCIENCES

(Dollars in millions)	2014	2013	2012
Segment sales	$1,258	$1,224	$1,180
PTOI	$198	$170	$159
PTOI margin	16%	14%	13%

	2014	2013
Change in segment sales from prior period due to:
Price	1%	2%
Volume	2%	2%
Portfolio / Other	—%	—%
Total change	3%	4%

2014 versus 2013     Full year 2014 segment sales of $1.3 billion increased $0.03 billion, or 3 percent, on increased enzyme demand, principally for ethanol production, food and animal nutrition, driven by new product offerings. Ethanol industry fundamentals are adjusting to a lower energy cost environment but demand for the company's novel enzymes and other functional bio products designed to increase production rates, yield and efficiency remained steady.

2014 PTOI and PTOI margin increased from higher volumes and improved product mix, which were partially offset by a net change in restructuring charges of $14 million (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program).

2013 versus 2012    The sales increase represents higher prices and demand for Sorona® polymer for carpeting and increased demand for enzymes for food, partially offset by lower enzyme demand for U.S. ethanol production.

2013 PTOI and PTOI margin increased slightly reflecting pricing gains and increased demand for Sorona® polymer for carpeting.

Outlook    For 2015 sales are expected to be flat, with volume growth offset by a negative currency impact. PTOI is expected to be up in the high teens on a percentage basis driven by higher volumes and stronger product mix.

NUTRITION & HEALTH

(Dollars in millions)	2014	2013	2012
Segment sales	$3,529	$3,473	$3,422
PTOI	$365	$305	$270
PTOI margin	10%	9%	8%

	2014	2013
Change in segment sales from prior period due to:
Price	(1)%	3%
Volume	3%	—%
Portfolio / Other	—%	(2)%
Total change	2%	1%

2014 versus 2013    Full year 2014 segment sales of $3.5 billion increased $0.06 billion, or 2 percent, as volume growth in specialty proteins, cultures and probiotics, was partially offset by a negative impact from currency.

2014 PTOI and PTOI margin increased from improved product mix, volume growth, productivity and a gain of $18 million from the termination of a distribution agreement, partially offset by the negative impact from currency. Restructuring charges of $15 million were incurred in 2014 compared to $6 million in 2013 (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program).

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

Outlook   Full year sales are expected to be about flat with broad-based volume gains offset by currency. Full year PTOI is expected to be mid-single digits percent higher benefiting from lower raw material costs, improved mix and a continued focus on productivity, further expanding margins, which will be partly offset by negative impact from currency.

PERFORMANCE CHEMICALS

(Dollars in millions)	2014	2013	2012
Segment sales	$6,497	$6,932	$7,450
PTOI	$913	$941	$1,826
PTOI margin	14%	14%	25%

	2014	2013
Change in segment sales from prior period due to:
Price	(4)%	(12)%
Volume	2%	5%
Portfolio / Other	(4)%	—%
Total change	(6)%	(7)%

2014 versus 2013    Full year 2014 segment sales of $6.5 billion decreased $0.4 billion, or 6 percent, due primarily to a portfolio change in industrial chemicals and lower prices principally for titanium dioxide, refrigerants and fluoroproducts. The portfolio change involved a customer’s election to exercise a buy-out option of a supply contract and related aniline facility at the end of 2013. Partially offsetting the declines were volume increases primarily for titanium dioxide, refrigerants and fluoroproducts.

2014 PTOI declined and PTOI margin was flat, due primarily to lower prices, the above mentioned portfolio changes and an increase in restructuring charges of $19 million (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program). This was partially offset by improved volumes, the absence of a $72 million charge incurred in 2013 related to titanium dioxide antitrust litigation, lower performance-based compensation expense of approximately $30 million and a $23 million gain from the sale of a business.

2013 versus 2012    The change in sales due to price was driven principally by price declines for titanium dioxide in all regions, coupled with lower prices for fluoropolymers and refrigerants. Volume growth reflects increased demand for titanium dioxide, which was up 14 percent from 2012.

2013 PTOI and PTOI margin decreased principally on lower selling prices. Volume gains were offset by higher raw material inventory costs, mainly ore costs. 2013 PTOI includes a $72 million charge related to titanium dioxide antitrust litigation, while 2012 PTOI included a $33 million asset impairment charge (see Note 3 to the Consolidated Financial Statements for additional information).

Outlook    Full year 2015, segment volumes are expected to grow with global gross domestic product with full year sales up low-single digits on a percent basis. Full year PTOI is expected to be about flat as higher volumes are offset by the negative impact of currency and portfolio changes.

PERFORMANCE MATERIALS

(Dollars in millions)	2014	2013	2012
Segment sales	$6,129	$6,239	$6,185
PTOI	$1,590	$1,264	$1,073
PTOI margin	26%	20%	17%

	2014	2013
Change in segment sales from prior period due to:
Price	—%	(3)%
Volume	2%	5%
Portfolio / Other	(4)%	(1)%
Total change	(2)%	1%

2014 versus 2013     Full year 2014 segment sales of $6.1 billion decreased $0.1 billion, or 2 percent, due primarily to the impact of the sale of GLS/Vinyls (see Note 2 to the Consolidated Financial Statements for additional information) and decreased ethylene volumes as a result of the second quarter scheduled outage at the Orange, Texas ethylene unit. This was partially offset by increased demand in automotive markets, primarily in China, Europe and North America.

2014 PTOI and PTOI margin increased, due primarily to a $391 million pre-tax gain on the sale of GLS/Vinyls, partially offset by the impact of portfolio changes. Restructuring charges of $99 million were incurred in 2014 compared to $16 million in 2013 (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program).

2013 versus 2012    Sales were essentially flat as increased demand in packaging and automotive markets was mostly offset by lower selling prices.

2013 PTOI and PTOI margin increased as lower feedstock costs, higher volumes, and the absence of a $92 million asset impairment charge recorded in 2012 (see Note 3 to the Consolidated Financial Statements for additional information) more than offset lower selling prices and negative currency impact.

Outlook    Full year 2015 segment sales are expected to decrease in the mid-single digits on a percent basis, as increased volumes are expected to be offset by decreases due to portfolio changes, local price decreases and a negative impact of currency. PTOI is expected to increase in the mid-single digits on increased volumes offset by the negative impact of currency.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

SAFETY & PROTECTION

(Dollars in millions)	2014	2013	2012
Segment sales	$3,896	$3,884	$3,825
PTOI	$742	$694	$562
PTOI margin	19%	18%	15%

	2014	2013
Change in segment sales from prior period due to:
Price	(1)%	(1)%
Volume	3%	3%
Portfolio / Other	(2)%	—%
Total change	—%	2%

2014 versus 2013     Full year 2014 segment sales of $3.9 billion were essentially equal to prior year, as increased demand for Nomex® thermal resistant fiber and Kevlar® high strength materials was offset by impact of portfolio changes and lower sales for clean technologies offerings.

2014 PTOI and PTOI margin increased, due primarily to the above mentioned increase in volumes, productivity improvements and lower product costs, partially offset by a net change in restructuring charges of $56 million (see Note 3 to the Consolidated Financial Statements for additional information related to the 2014 restructuring program).

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

Outlook    Full year 2015 segment sales are expected to be flat as volume growth will be offset by the impact of portfolio changes and currency. PTOI is expected to be up in the low teens on a percentage basis as increased volumes and continued productivity will be partially offset by portfolio changes and currency.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity & Capital Resources

	December 31,
(Dollars in millions)	2014	2013
Cash, cash equivalents and marketable securities	$7,034	$9,086
Total debt	10,694	12,462

Pursuant to its cash discipline policy, the company seeks first to maintain a strong balance sheet and second, to return excess cash to shareholders unless the opportunity to invest for growth is compelling. The company believes its ability to generate cash from operations and access to capital markets will be adequate to meet anticipated cash requirements to fund working capital, capital spending, dividend payments, share repurchases, debt maturities and other cash needs. The company's liquidity needs can be met through a variety of sources, including: cash provided by operating activities, cash and cash equivalents, marketable securities, commercial paper, syndicated credit lines, bilateral credit lines, equity and long-term debt markets and asset sales. The company's current strong financial position, liquidity and credit ratings provide excellent access to the capital markets. The company has access to approximately $4.9 billion in unused credit lines with several major financial institutions which provide additional support to meet short-term liquidity needs and general corporate purposes including letters of credit. The amount of unused credit lines increased $0.5 billion from December 31, 2013, primarily due to refinancing of the company's credit facility with an expansion to a five year $4.0 billion credit facility during 2014.

The company's cash, cash equivalents and marketable securities at December 31, 2014 and 2013 are $7.0 billion and $9.1 billion, respectively. Cash and cash equivalents at December 31, 2013 include the proceeds received from the sale of the Performance Coatings business. Cash, cash equivalents and marketable securities held outside of the U.S. of $4.5 billion and $3.9 billion at December 31, 2014 and 2013, respectively, are generally utilized to fund local operating activities and capital expenditure requirements and are expected to support non-U.S. liquidity needs for the next 12 months and the foreseeable future thereafter. The company expects domestic liquidity needs, for at least the next 12 months and the foreseeable future thereafter, will be met through existing cash, cash equivalents and marketable securities held in the U.S. and other funding sources, including cash generated from U.S. operations, asset sales, the ability to access the capital markets, and the company's credit lines. Therefore, the company believes that it has sufficient sources of domestic liquidity to support its assumption that undistributed earnings at December 31, 2014 can be considered reinvested indefinitely.

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

The company's credit ratings impact its access to the debt capital markets and cost of capital. The company remains committed to a strong financial position and strong investment-grade rating. The company's long-term and short-term credit ratings are as follows:

	Long-term	Short-term	Outlook
Standard & Poor's	A	A-1	Negative
Moody’s Investors Service	A2	P-1	Under review for possible downgrade
Fitch Ratings	A	F1	Stable

(Dollars in millions)	2014	2013	2012
Cash provided by operating activities	$3,712	$3,179	$4,849

Cash provided by operating activities increased $0.5 billion in 2014 compared to 2013 due to lower year over year income tax payments associated with the sale of businesses and higher insurance recoveries and lower claims payments related to Imprelis® (See Note 15 to the Consolidated Financial Statements for additional information).

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

(Dollars in millions)	2014	2013	2012
Cash (used by) provided by investing activities	$(337)	$2,945	$(1,346)

Cash used by investing activities in 2014 decreased $3.3 billion compared to 2013. The change was primarily due to lower proceeds received from the sale of businesses in 2014 compared to 2013.

Cash provided by investing activities in 2013 increased $4.3 billion compared to 2012. The change was primarily due to the proceeds received from the sale of the Performance Coatings business. See Note 2 to the Consolidated Financial Statements for additional information.

Purchases of property, plant and equipment totaled $2.0 billion, $1.9 billion and $1.8 billion in 2014, 2013, and 2012, respectively. The company expects 2015 purchases of property, plant and equipment to about $1.8 billion.

(Dollars in millions)	2014	2013	2012
Cash used for financing activities	$(5,074)	$(1,474)	$(2,697)

The $3.6 billion increase in cash used for financing activities in 2014 was primarily due to lower borrowings and higher payments for the repurchase of common stock.

The $1.2 billion decrease in cash used for financing activities in 2013 was due primarily to higher borrowings and lower payments for noncontrolling interests, partially offset by higher repurchases of common stock.

Dividends paid to common and preferred shareholders were $1.7 billion, $1.7 billion, and $1.6 billion in 2014, 2013, and 2012, respectively. Dividends per share of common stock were $1.84, $1.78, and $1.70 in 2014, 2013, and 2012, respectively. With the first quarter 2015 dividend, the company has paid quarterly consecutive dividends since the company’s first dividend in the fourth quarter 1904.

In January 2014, the company's Board of Directors authorized a $5 billion share buyback plan that replaced the 2011 plan. In February and August 2014, the company entered into two separate accelerated share repurchase (ASR) agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1 billion. The August 2014 ASR agreement was completed in the fourth quarter of 2014, under which the company purchased and retired 10.4 million shares for $700 million. In addition to the ASR agreements, in 2014, the company repurchased and retired 4.7 million shares in the open market for a total cost of $300 million. As a result, the company has completed $2 billion of repurchases as of December 31, 2014. The remainder of the $5 billion share buyback will be purchased in future periods as there is no required completion date for purchases under the 2014 plan. See Part I, Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 16 to the Consolidated Financial Statements for additional information.

In December 2012, the company's Board of Directors authorized a $1 billion share buyback plan. In February 2013, the company entered into an ASR agreement with a financial institution under which the company used $1 billion of the proceeds from the sale of Performance Coatings for the purchase of shares of common stock. The 2012 $1 billion share buyback plan was completed in the second quarter 2013 through the ASR agreement, under which the company purchased and retired 20.4 million shares.

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

See Note 16 Consolidated Financial Statements for additional information relating to the above share buyback plans.

(Dollars in millions)	2014	2013	2012
Cash provided by operating activities	$3,712	$3,179	$4,849
Purchases of property, plant and equipment	(2,020)	(1,882)	(1,793)
Free cash flow	$1,692	$1,297	$3,056

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

About 79 percent of the company's benefit obligation for pensions and essentially all of the company's other long-term employee benefit obligations are attributable to the benefit plans in the U.S. In the U.S. the discount rate is developed by matching the expected cash flow of the benefit plans to a yield curve constructed from a portfolio of high quality fixed-income instruments provided by the plan's actuary as of the measurement date. For non-U.S. benefit plans, the company utilizes prevailing long-term high quality corporate bond indices to determine the discount rate, applicable to each country, at the measurement date.

Within the U.S., the company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset-liability studies are also taken into consideration. The long-term expected return on plan assets in the U.S. is based upon historical real returns (net of inflation) for the asset classes covered by the investment policy, expected performance, and projections of inflation and interest rates over the long-term period during which benefits are payable to plan participants. Consistent with prior years, the long-term expected return on plan assets in the U.S. reflects the asset allocation of the plan and the effect of the company's active management of the plans' assets.

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

(Dollars in billions)	2014	2013	2012
Market-related value of assets	$15.9	$15.5	$14.8
Fair value of plan assets	15.8	16.1	15.1
For plans other than the principal U.S. pension plan, pension expense is determined using the fair value of assets.

The following table highlights the potential impact on the company's pre-tax earnings due to changes in certain key assumptions with respect to the company's pension and other long-term employee benefit plans, based on assets and liabilities at December 31, 2014:

Pre-tax Earnings Benefit (Charge) (Dollars in millions)	1/2 Percentage Point Increase	1/2 Percentage Point Decrease
Discount rate	$112	$(119)
Expected rate of return on plan assets	100	(100)

In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The company has adopted these tables in measuring the 2014 long-term employee benefit obligations. This adoption has increased the benefit obligation at December 31, 2014 by approximately $1.7 billion. The effect of this adoption will be amortized into net periodic benefit cost beginning in 2015 as disclosed in Note 17 to the Consolidated Financial Statements.

Additional information with respect to pension and other long-term employee benefits expenses, liabilities and assumptions is discussed under "Long-term Employee Benefits" beginning on page 39 and in Note 17 to the Consolidated Financial Statements.

Environmental Matters
DuPont accrues for remediation activities when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. The company has recorded a liability of $478 million as of December 31, 2014; these accrued liabilities exclude claims against third parties and are not discounted. As remediation activities vary substantially in duration and cost from site to site, it is difficult to develop precise estimates of future site remediation costs. The company's estimates are based on a number of factors, including the complexity of the geology, the nature and extent of contamination, the type of remedy, the outcome of discussions with regulatory agencies and other Potentially Responsible Parties (PRPs) at multi-party sites and the number of and financial viability of other PRPs. Therefore, considerable uncertainty exists with respect to environmental remediation costs and, under adverse changes in circumstances, the potential liability may range up to $1.1 billion above the amount accrued as of December 31, 2014.

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

Income Taxes
The breadth of the company's operations and the global complexity of tax regulations require assessments of uncertainties and judgments in estimating taxes the company will ultimately pay. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions, outcomes of tax litigation and resolution of disputes arising from federal, state and international tax audits in the normal course of business. The resolution of these uncertainties may result in adjustments to the company's tax assets and tax liabilities. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $100 million to $125 million within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

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

At December 31, 2014, the company had a deferred tax asset balance of $7.5 billion, net of valuation allowance of $1.8 billion. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets. See Note 5 to the Consolidated Financial Statements for additional details related to the deferred tax asset balance.

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

Based on the results of the company's annual goodwill impairment test, completed in the third quarter 2014, we determined that the fair value of each of the reporting units substantially exceeded its carrying value, and therefore there were no indications of impairment. The company's methodology for estimating the fair value of its reporting units is using the income approach based on the present value of future cash flows. The income approach has been generally supported by additional market transaction analyses. There can be no assurance that the company's estimates and assumptions regarding forecasted cash flow and revenue and operating income growth rates made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. The company believes the current assumptions and estimates utilized are both reasonable and appropriate.
Off-Balance Sheet Arrangements
Certain Guarantee Contracts
Information with respect to the company's guarantees is included in Note 15 to the Consolidated Financial Statements. Historically, the company has not had to make significant payments to satisfy guarantee obligations; however, the company believes it has the financial resources to satisfy these guarantees.

Contractual Obligations
Information related to the company's significant contractual obligations is summarized in the following table:

		Payments Due In
(Dollars in millions)	Total at December 31, 2014	2015	2016 – 2017	2018 – 2019	2020 and beyond
Long-term debt obligations[1]	$10,664	$1,405	$1,606	$1,846	$5,807
Expected cumulative cash requirements for interest payments through maturity	3,613	400	716	549	1,948
Capital leases[1]	13	1	2	2	8
Operating leases	1,614	303	535	423	353
Purchase obligations[2]
Information technology infrastructure & services	145	103	36	6	—
Raw material obligations[3]	2,922	559	541	448	1,374
Utility obligations	331	102	83	46	100
Human resource services	50	17	31	2	—
License agreements[4]	1,833	289	594	450	500
Other	219	120	51	25	23
Total purchase obligations	5,500	1,190	1,336	977	1,997
Other liabilities[1,5]
Workers' compensation	95	12	43	19	21
Asset retirement obligations	52	—	6	10	36
Environmental remediation	478	116	146	54	162
Legal settlements	14	2	4	4	4
Other[6]	217	87	25	13	92
Total other long-term liabilities	856	217	224	100	315
Total contractual obligations[7]	$22,260	$3,516	$4,419	$3,897	$10,428

1.	Included in the Consolidated Financial Statements.

2.
Represents enforceable and legally binding agreements in excess of $1 million to purchase goods or services that specify fixed or minimum quantities; fixed, minimum or variable price provisions; and the approximate timing of the agreement.

3.	Includes raw material obligations related to supply agreements with Koch Industries, Inc. (INVISTA).

4.	Primarily represents remaining minimum payments under DuPont Pioneer license agreements.

5.
Pension and other long-term employee benefit obligations have been excluded from the table above. Expected 2015 funding for the principal U.S. pension plan and non-U.S. plans with plan assets is disclosed below within Long Term Employee Benefits. Contributions beyond 2015 are expected to be made, however, the amount of contributions are dependent on the future economic environment, investment returns on pension trust assets, as well as rules and regulations of the respective country in which the plans operate.  The company’s remaining pension plans with no plan assets and other long-term employee benefits plans are paid from operating cash flows. The benefit payments for these plans are excluded from the table above as the timing and amounts of benefit payments are uncertain. The estimated benefit payments in 2015 for these plans are disclosed below within Long Term Employee Benefits. Refer to Note 17 to the Consolidated Financial Statements for further information regarding the pension and other long-term employee benefit plans.

6.	Primarily represents employee-related benefits other than pensions and other long-term employee benefits.

7.
Due to uncertainty regarding the completion of tax audits and possible outcomes, the timing of certain payments of obligations related to unrecognized tax benefits cannot be made and have been excluded from the table above. See Note 5 to the Consolidated Financial Statements for additional detail.

The company expects to meet its contractual obligations through its normal sources of liquidity and believes it has the financial resources to satisfy these contractual obligations.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Long-term Employee Benefits
The company has various obligations to its employees and retirees. The company maintains retirement-related programs in many countries that have a long-term impact on the company's earnings and cash flows. These plans are typically defined benefit pension plans, as well as medical, dental and life insurance benefits for pensioners and survivors and disability benefits for employees (other long-term employee benefits). Approximately 79 percent of the company's worldwide benefit obligation for pensions and essentially all of the company's worldwide other long-term employee benefit obligations are attributable to the U.S. benefit plans. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. The company regularly explores alternative solutions to meet its global pension obligations in the most cost effective manner possible as demographics, life expectancy and country-specific pension funding rules change. Where permitted by applicable law, the company reserves the right to change, modify or discontinue its plans that provide pension, medical, dental, life insurance and disability benefits.

The majority of employees hired in the U.S. on or after January 1, 2007 are not eligible to participate in the pension and post-retirement medical, dental and life insurance plans, but receive benefits in the defined contribution plans.

Benefits under defined benefit pension plans are based primarily on years of service and employees' pay near retirement. Pension benefits are paid primarily from trust funds established to comply with applicable laws and regulations. Unless required by law, the company does not make contributions that are in excess of tax deductible limits. The actuarial assumptions and procedures utilized are reviewed periodically by the plans' actuaries to provide reasonable assurance that there will be adequate funds for the payment of benefits. No contributions were made to the principal U.S. pension plan in 2014 and the company expects to contribute less than $50 million in 2015.
Funding for each pension plan other than the principal U.S. pension plan is governed by the rules of the sovereign country in which it operates. Thus, there is not necessarily a direct correlation between pension funding and pension expense. In general, however, improvements in plans' funded status tends to moderate subsequent funding needs. The company contributed $190 million to its pension plans other than the principal U.S. pension plan in 2014.

U.S. pension benefits that exceed federal limitations are covered by separate unfunded plans and these benefits are paid to pensioners and survivors from operating cash flows. The company's remaining pension plans with no plan assets are paid from operating cash flows. The company made benefit payments of $121 million to its unfunded plans in 2014.

The company's other long-term employee benefits are unfunded and the cost of the approved claims is paid from operating cash flows. Pre-tax cash requirements to cover actual net claims costs and related administrative expenses were $233 million, $207 million and $261 million for 2014, 2013 and 2012, respectively. Changes in cash requirements reflect the net impact of higher per capita health care costs, demographic changes, plan amendments and changes in participant premiums, co-pays and deductibles.

In 2015, the company expects to contribute about the same as 2014 for pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans.

The company's income can be significantly affected by pension and defined contribution benefits as well as other long-term employee benefits. The following table summarizes the extent to which the company's income over each of the last 3 years was affected by pre-tax charges related to long-term employee benefits:

(Dollars in millions)	2014	2013	2012
Long-term employee benefit plan charges [1]	$715	$1,153	$1,321

1.	The long-term employee benefit plan charges relating to discontinued operations were $0, $5 and $74 for 2014, 2013 and 2012, respectively.

The above charges for pension and other long-term employee benefits are determined as of the beginning of each year. The decrease in long-term employee benefit expense in 2014 is primarily related to higher discount rates and better than expected pension asset returns. The decrease in long-term employee benefit expense in 2013 is primarily related to the retiree medical and dental plan amendment in 2012 and the Performance Coatings sale, partially offset by lower discount rates. See "Long-term Employee Benefits" under the Critical Accounting Estimates section beginning on page 34 of this report for additional information on determining annual expense for the principal U.S. pension plan.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The company's key assumptions used in calculating its pension and other long-term employee benefits are the expected return on plan assets, the rate of compensation increases and the discount rate (see Note 17 to the Consolidated Financial Statements). For 2015, long-term employee benefits expense from continuing operations is expected to increase by about $190 million due to lower discount rates and the adoption of the new mortality tables in the U.S. at December 31, 2014 (see Note 17 to the Consolidated Financial Statements for more information related to the adoption of the new mortality tables).

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

Pre-tax environmental expenses charged to current operations are summarized below:

(Dollars in millions)	2014	2013	2012
Environmental operating costs	$605	$602	$595
Increase in remediation accrual	95	90	110
	$700	$692	$705

About 75 percent of total pre-tax environmental expenses charged to current operations in 2014 resulted from operations in the U.S. Based on existing facts and circumstances, management does not believe that year over year changes, if any, in environmental expenses charged to current operations will have a material impact on the company's financial position, liquidity or results of operations.

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

Remediation Accrual
Changes in the remediation accrual balance are summarized below:

(Dollars in millions)
Balance at December 31, 2012	$436
Remediation payments	(68)
Increase in remediation accrual	90
Balance at December 31, 2013	$458
Remediation payments	(75)
Increase in remediation accrual	95
Balance at December 31, 2014	$478

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

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As of December 31, 2014, the company has been notified of potential liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or Superfund) or similar state laws at about 500 sites around the U.S., including approximately 100 sites for which DuPont does not believe it has liability based on current information. Active remediation is under way at approximately 140 of these sites. In addition, the company has resolved its liability at approximately 190 sites, either by completing remedial actions with other PRPs or by participating in "de minimis buyouts" with other PRPs whose waste, like the company's, represented only a small fraction of the total waste present at a site. The company received notice of potential liability at three new sites during 2014 compared with five similar notices in both 2013 and 2012.

Considerable uncertainty exists with respect to environmental remediation costs, and, under adverse changes in circumstances, the potential liability may range up to $1.1 billion above the amount accrued as of December 31, 2014. However, based on existing facts and circumstances, management does not believe that any loss, in excess of amounts accrued, related to remediation activities at any individual site will have a material impact on the financial position, liquidity or results of operations of the company.

Environmental Capital Expenditures
In 2014, the company spent approximately $84 million on environmental capital projects either required by law or necessary to meet the company's internal environmental goals. The company currently estimates expenditures for environmental-related capital projects to be about $75 million in 2015. In the U.S., additional capital expenditures are expected to be required over the next decade for treatment, storage and disposal facilities for solid and hazardous waste and for compliance with the Clean Air Act (CAA). Until all CAA regulatory requirements are established and known, considerable uncertainty will remain regarding estimates for future capital expenditures. However, management does not believe that the costs to comply with these requirements will have a material impact on the financial position or liquidity of the company.

Climate Change
The company believes that climate change is an important global issue that presents risks and opportunities. Expanding upon significant global greenhouse gas (GHG) emissions and other environmental footprint reductions made in the period 1990-2004, the company reduced its environmental footprint, achieving in 2013 reductions of 19 percent in GHG emissions and 18 percent in water consumption versus our 2004 baselines. In addition, in 2013 the company achieved a 4 percent reduction in energy intensity from non-renewable resources versus a 2010 baseline. The company continuously evaluates opportunities for existing and new product and service offerings in light of the anticipated demands of a low-carbon economy. About $2.5 billion of the company's 2013 revenue was generated from sales of products that help direct and downstream customers improve energy efficiency and/or reduce GHG emissions.

The company is actively engaged in efforts to develop constructive public policies to reduce GHG emissions and encourage lower carbon forms of energy. Such policies may bring higher operating costs as well as greater revenue and margin opportunities. Legislative efforts to control or limit GHG emissions could affect the company's energy source and supply choices as well as increase the cost of energy and raw materials derived from fossil fuels. Such efforts are also anticipated to provide the business community with greater certainty for the regulatory future, help guide investment decisions, and drive growth in demand for low-carbon and energy-efficient products, technologies, and services. Similarly, demand is expected to grow for products that facilitate adaptation to a changing climate.

There are existing efforts to address GHG emissions at the national and regional levels. Several of the company's facilities in the European Union (EU) are regulated under the EU Emissions Trading Scheme. China has begun pilot programs for carbon taxes and trading of GHG emissions in selected areas. In the EU, U.S. and Japan, policy efforts to reduce the GHG emissions associated with gases used in refrigeration and air conditioning create market opportunities for lower GHG solutions. The current unsettled policy environment in the U.S., where many company facilities are located, adds an element of uncertainty to business decisions, particularly those relating to long-term capital investments.

Part II

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

In 2010, the U.S. Environmental Protection Agency (EPA) launched a phased-in scheme to regulate GHG emissions first from large stationary sources under the existing CAA permitting requirements administered by state and local authorities. Large capital investments may be required to install Best Available Control Technology on major new or modified sources of GHG emissions. In 2014, the EPA proposed regulations for carbon dioxide emissions from new Electric Generating Units (EGU's). In 2014, the EPA also proposed new regulations for carbon dioxide emissions from existing and reconstructed/modified EGUs that would be based on individual state emission reduction programs. When finalized in 2015, these rules may affect the long term price and supply of electricity and natural gas and demand for products that contribute to energy efficiency and renewable energy. The precise impact of the proposed regulations is uncertain due to the flexibility provided to the states in developing their programs and anticipated legal challenges to this regulatory approach. A comprehensive national policy that addresses climate change by relying on market-based mechanisms to drive reductions in greenhouse gases is likely to be more economically efficient than the facility-by-facility controls that would result from implementation of current proposed rules under EPA’s existing authorities.

At the international level, significant differences in regional or national approaches could present challenges in a global marketplace, highlighting the need for coordinated global policy actions. An effective global climate policy framework will help drive the market changes that are needed to stimulate and efficiently deploy new innovations in science and technology, while maintaining open and competitive global markets.

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

As of the fourth quarter 2013, DuPont had already ceased the manufacture of PFOA and discontinued the use of PFOA for production of fluoropolymer resins as well as for raw materials used in the production of perfluoroelastomer parts and fluoroelastomers. In addition, as of the fourth quarter 2014, the company completed replacement of fluorotelomer-based products with alternative products.

DuPont has met its commitment to the EPA 2010/15 PFOA Stewardship Program. Also, DuPont has met its 2007 commitment to no longer make, use or buy PFOA by 2015.

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

The following table summarizes the impacts of the company's foreign currency hedging program on the company's results of operations for the years ended December 31, 2014, 2013, and 2012, and includes the company's pro rata share of its equity affiliates' exchange gains and losses and corresponding gains and losses on foreign currency exchange contracts:

(Dollars in millions)	2014	2013	2012
Pre-tax exchange gain (loss)	$135	$(128)	$(215)
Tax (expense) benefit	(416)	42	73
After-tax exchange loss	$(281)	$(86)	$(142)

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

Sensitivity Analysis
The following table illustrates the fair values of outstanding derivative contracts at December 31, 2014 and 2013, and the effect on fair values of a hypothetical adverse change in the market prices or rates that existed at December 31, 2014 and 2013. The sensitivity for interest rate swaps is based on a one percent change in the market interest rate. Foreign currency and commodity contracts sensitivities are based on a 10 percent change in market rates.

	Fair Value Asset/(Liability)		Fair Value Sensitivity
(Dollars in millions)	2014	2013	2014	2013
Interest rate swaps	$1	$29	$(5)	$(18)
Foreign currency contracts	192	18	(870)	(1,000)
Commodity contracts	(1)	(1)	(1)	(2)

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

The company's sales are not materially dependent on any single customer. As of December 31, 2014, no one individual customer balance represented more than five percent of the company's total outstanding receivables balance. Credit risk associated with its receivables balance is representative of the geographic, industry and customer diversity associated with the company's global businesses.

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

As of December 31, 2014, the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective.

There has been no change in the company's internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. The company has completed its evaluation of its internal controls and has concluded that the company's system of internal controls over financial reporting was effective as of December 31, 2014 (see page F-2).

ITEM 9B.  OTHER INFORMATION

None.
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

Executive Officers of the Registrant
The following is a list, as of February 5, 2015, of the company's Executive Officers:

	Age	Executive Officer Since
Chair of the Board of Directors and Chief Executive Officer:
Ellen J. Kullman	59	2006
Other Executive Officers:
James C. Borel	59	2004
Executive Vice President
Benito Cachinero-Sánchez	56	2011
Senior Vice President - Human Resources
James C. Collins	52	2014
Executive Vice President
Nicholas C. Fanandakis	58	2009
Executive Vice President and Chief Financial Officer
Stacy L. Fox	61	2014
Senior Vice President and General Counsel
Douglas Muzyka	60	2014
Senior Vice President and Chief Science & Technology Officer
Matthew L. Trerotola	47	2014
Executive Vice President
Mark P. Vergnano	57	2009
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

James C. Borel joined DuPont in 1978, and held a variety of product and sales management positions for Agricultural Products. In 1993, he transferred to Tokyo, Japan with Agricultural Products as regional manager, North Asia and was appointed regional director, Asia Pacific in 1994. In 1997, he was appointed regional director, North America and was appointed Vice President and General Manager-DuPont Crop Protection later that year. In January 2004, he was named Senior Vice President-DuPont Global Human Resources. He became Group Vice President in 2008 and was named Executive Vice President with responsibility for DuPont Crop Protection and DuPont Pioneer in October 2009. In 2011, he assumed responsibility for DuPont Nutrition & Health and in 2014, he assumed responsibility for the company’s sustainability function and Latin America region.

Benito Cachinero-Sánchez joined DuPont in April 2011 as Senior Vice President - Human Resources. Prior to joining DuPont, he was Corporate Vice President of Human Resources at Automatic Data Processing (ADP). Prior to ADP, he was Vice President, Human Resources for the Medical Devices & Diagnostics Group of Johnson & Johnson.

James C. Collins, Jr. joined DuPont in 1984 as an engineer.  He has held positions in engineering, supervision and plant management at a variety of manufacturing sites.  In 1993, he joined the Agriculture Sales & Marketing Group where he served in a variety of roles across the globe supporting DuPont’s seed and crop protection businesses.  From 2004 to 2010, he was responsible for DuPont Crop Protection as Vice President and General Manager and then President.  In January 2011, he was appointed Vice President for Acquisition & Integration of Danisco, and was named President of DuPont Industrial Biosciences in May of that year.  Beginning in September 2013, he assumed additional business and functional responsibilities as Senior Vice President.  In December 2014, he was named Executive Vice President.   Mr. Collins has responsibility for the Industrial Biosciences and Performance Materials segments as well as regional management for Europe, Middle East, Africa and Canada.

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

Stacy L. Fox joined DuPont in October 2014 as Senior Vice President and General Counsel. Prior to joining DuPont she served as Deputy Emergency Manager of the City of Detroit. Prior to that role, she was Senior Vice President of Strategy and General Counsel of Sunoco, Inc. She also served as a member of the Board of Directors of Sunoco Partners LLC. Earlier, she served as Executive Vice President of Corporate Transactions and Legal Affairs for Visteon. Ms. Fox is also a founder and principal of the Roxbury Group.

Douglas Muzyka joined the company in 1985 as a research scientist and held a variety of research and research management roles. In 1994, he was named Director of Technology and New Business Development for DuPont Nylon, Asia Pacific. In 1998, he was named Global Business Director for the Nylon Industrial Specialties business. In 2001, Mr. Muzyka was then named President and General Manager of DuPont Mexico. In January 2003, he was named President and Chief Executive Officer of DuPont Canada Inc. and in September 2003, concurrently Vice President and General Manager - DuPont Nutrition & Health. In July 2006, he assumed the role of President - DuPont Greater China. In September 2010, he was named Senior Vice President and Chief Science and Technology Officer and became a member of the Office of the Chief Executive in December 2014.

Matthew L. Trerotola originally joined DuPont in 1989 as a development engineer in DuPont Automotive.  He has held roles in sales, marketing, strategy/M&A and general management.  In 2001, he was named Director for Corporate Plans.  In 2003, he was named Global Business Director for DuPont Chemical Solutions Enterprise, Industrial Solutions.  In 2005, Mr. Trerotola was named Vice President and General Manager for DuPont Nonwovens.  He left DuPont in 2007 to pursue other opportunities. Outside DuPont, Mr. Trerotola has had experience with McKinsey & Company, several internet technology companies, and most recently with Danaher Corporation.  Mr. Trerotola rejoined DuPont in September 2013 and was named Senior Vice President of DuPont.  In December 2014, he was named Executive Vice President.  He is responsible for the Electronics & Communications and Safety & Protection segments as well as Asia Pacific regional management.

Mark P. Vergnano joined DuPont in 1980 as a process engineer. He has had several assignments in manufacturing, technology, marketing, sales and business strategy. He has held assignments in various DuPont locations including Geneva, Switzerland. In February 2003 he was named Vice President and General Manager—Nonwovens and Vice President and General Manager—Surfaces and Building Innovations in October 2005. In June 2006, he was named Group Vice President of DuPont Safety & Protection. In October 2009, Mr. Vergnano was appointed Executive Vice President. Mr. Vergnano has responsibility for businesses in the Performance Chemicals segment: DuPont Chemicals & Fluoroproducts and DuPont Titanium Technologies. In 2014, DuPont announced that Mr. Vergnano would focus on activities related to the company’s announced intention to separate Performance Chemicals; DuPont also announced that Mr. Vergnano will become the Chief Executive Officer of the new Performance Chemicals company pending separation.
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

Securities authorized for issuance under equity compensation plans as of December 31, 2014
(Shares in thousands, except per share)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights[2]	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[3]
Equity compensation plans approved by security holders	24,527	[1]	$48.34	44,944
Equity compensation plans not approved by security holders	18	[4]	—	—	[5]
Total	24,545		$48.34	44,944

1.
Includes stock-settled time-vested and performance-based restricted stock units granted and stock units deferred under the company's Equity and Incentive Plan, Stock Performance Plan, Variable Compensation Plan and the Stock Accumulation and Deferred Compensation Plan for Directors. Performance-based restricted stock units reflect the maximum number of shares to be awarded at the conclusion of the performance cycle (200 percent of the original grant). The actual award payouts can range from 0 to 200 percent of the original grant.

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

4.
Includes 18 deferred stock units resulting from base salary and short-term incentive (STIP) deferrals under the Management Deferred Compensation Plan (MDCP). Under the MDCP, a select group of management or highly compensated employees can elect to defer the receipt of their base salary, STIP or Long Term Incentive (LTI) award. LTI deferrals are included in footnote 1 to the above chart. The company does not match deferrals under the MDCP. There are seven core investment options under the MDCP for base salary and STIP deferrals, including deferred stock units with dividend equivalents credited as additional stock units. In general, deferred stock units are distributed in the form of DuPont common stock and may be made in the form of lump sum at a specified future date prior to retirement or a lump sum or annual installments after separation from service. Shareholder approval of the MDCP was not required under the rules of the New York Stock Exchange.

5.
There is no limit on the number of shares that can be issued under the MDCP and no further shares are available for issuance under the other equity compensation arrangements described in footnote 4 to the above chart.

Part III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the sections entitled, "Governance of the Company-Review and Approval of Transactions with Related Persons" and "Governance of the Company-Corporate Governance Guidelines," "Governance of the Company-Committees of the Board," "Governance of the Company-Committee Membership" and "Election of Directors."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this Item is incorporated herein by reference to the Proxy, including information within the section entitled "Ratification of Independent Registered Public Accounting Firm."

Part IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements (See the Index to the Consolidated Financial Statements on page F-1 of this report).

2.	Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts
(Dollars in millions)

Year Ended December 31,	2014	2013	2012
Accounts Receivable—Allowance for Doubtful Receivables
Balance at beginning of period	$269	$243	$292
Additions charged to cost and expenses	59	72	33
Deductions from reserves	(88)	(46)	(64)
Amounts related to the Performance Coatings business	—	—	(18)
Balance at end of period	$240	$269	$243
Deferred Tax Assets—Valuation Allowance
Balance at beginning of period	$1,764	$1,914	$1,971
Net (benefits) charges to income tax expense	(47)	29	(77)
Additions (deductions) to other comprehensive income (loss)	135	(205)	10
Currency translation	(95)	26	10
Balance at end of period	$1,757	$1,764	$1,914

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

10.1*
The DuPont Stock Accumulation and Deferred Compensation Plan for Directors, as last amended effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2013).

10.2*
Company’s Supplemental Retirement Income Plan, as last amended effective June 4, 1996 (incorporated by reference to Exhibit 10.2 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.3*	Company’s Pension Restoration Plan, as last amended effective May 15, 2014.

10.4*
Company’s Rules for Lump Sum Payments, as last amended effective December 20, 2007 (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2011).

10.5*
Company’s Stock Performance Plan, as last amended effective January 25, 2007 (incorporated by reference to Exhibit 10.5 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2011).

10.6*
Company’s Equity and Incentive Plan, as amended October 23, 2014 (incorporated by reference to Exhibit 10.6 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2014).

10.7*
Form of Award Terms under the company’s Equity and Incentive Plan (incorporated by reference to Exhibit 10.7 to the company’s Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2013).

10.8*
Company’s Retirement Savings Restoration Plan, as last amended effective May 15, 2014 (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

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

10.11*
Supplemental Deferral Terms for Deferred Long Term Incentive Awards and Deferred Variable Compensation Awards (incorporated by reference to Exhibit 10.12 to the company's Annual Report on Form 10-K (Commission file number 1-815) for the year ended December 31, 2013).

10.12*
Form of 2014 Award Terms under the Company's Equity and Incentive Plan (incorporated by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended March 31, 2014).

10.13*
Company’s Management Deferred Compensation Plan, as last amended effective April 15, 2014 (incorporated by reference to Exhibit 10.13 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended June 30, 2014).

10.14*
Consulting Agreement dated October 22, 2014, by and between E.I. du Pont Nemours and Company and Thomas M. Connelly (incorporated by reference to Exhibit 10.14 to the company's Quarterly Report on Form 10-Q (Commission file number 1-815) for the period ended September 30, 2014).

12	Computation of Ratio of Earnings to Fixed Charges.

18.1
Preferability Letter of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014).

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

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2015
E. I. DU PONT DE NEMOURS AND COMPANY
	By:	/s/ Nicholas C. Fanandakis
Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

_____________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ E.J. Kullman	Chair of the Board of Directors and Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2015
E. J. Kullman

/s/ L. Andreotti	Director	February 5, 2015
L. Andreotti

/s/ R.A. Brown	Director	February 5, 2015
R. A. Brown

/s/ B.P. Collomb	Director	February 5, 2015
B. P. Collomb

/s/ A.M. Cutler	Director	February 5, 2015
A. M. Cutler

/s/ E.I. du Pont, II	Director	February 5, 2015
E. I. du Pont, II

/s/ M.A. Hewson	Director	February 5, 2015
M. A. Hewson

/s/ L.D. Juliber	Director	February 5, 2015
L. D. Juliber

/s/ U.M. Schneider	Director	February 5, 2015
U. M. Schneider

/s/ L.M. Thomas	Director	February 5, 2015
L. M. Thomas

/s/ P.J. Ward	Director	February 5, 2015
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
Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that the company maintained effective internal control over financial reporting as of December 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of the company's internal control over financial reporting as of, as stated in their report, which is presented on the following page.

Ellen J. Kullman Chair of the Board and Chief Executive Officer	Nicholas C. Fanandakis Executive Vice President and Chief Financial Officer
February 5, 2015
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
E. I. du Pont de Nemours and Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of E. I. du Pont de Nemours and Company and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 5, 2015

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED INCOME STATEMENTS
(Dollars in millions, except per share)

For the year ended December 31,	2014	2013	2012
Net sales	$34,723	$35,734	$34,812
Other income, net	1,323	410	498
Total	36,046	36,144	35,310
Cost of goods sold	21,703	22,547	21,400
Other operating charges	1,067	1,560	1,856
Selling, general and administrative expenses	5,344	5,833	5,886
Research and development expense	2,067	2,153	2,123
Interest expense	377	448	464
Employee separation / asset related charges, net	497	114	493
Total	31,055	32,655	32,222
Income from continuing operations before income taxes	4,991	3,489	3,088
Provision for income taxes on continuing operations	1,370	626	616
Income from continuing operations after income taxes	3,621	2,863	2,472
Income from discontinued operations after income taxes	15	1,999	308
Net income	3,636	4,862	2,780
Less: Net income attributable to noncontrolling interests	11	14	25
Net income attributable to DuPont	$3,625	$4,848	$2,755
Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$3.94	$3.07	$2.61
Basic earnings per share of common stock from discontinued operations	0.02	2.16	0.33
Basic earnings per share of common stock	$3.95	$5.22	$2.94
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$3.90	$3.04	$2.59
Diluted earnings per share of common stock from discontinued operations	0.02	2.14	0.33
Diluted earnings per share of common stock	$3.92	$5.18	$2.91
Dividends per share of common stock	$1.84	$1.78	$1.70

See Notes to the Consolidated Financial Statements beginning on page F-9.

E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions, except per share)

For the year ended December 31,	2014	2013	2012
Net income	$3,636	$4,862	$2,780
Other comprehensive (loss) income, before tax:
Cumulative translation adjustment	(876)	25	77
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	53	(58)	8
Clearance of hedge results to earnings	15	(25)	(65)
Net revaluation and clearance of cash flow hedges to earnings	68	(83)	(57)
Pension benefit plans:
Net (loss) gain	(4,131)	3,293	(1,433)
Prior service benefit	44	62	22
Reclassifications to net income:
Amortization of prior service cost	2	8	13
Amortization of loss	601	957	887
Curtailment / settlement loss	11	153	7
Pension benefit plans, net	(3,473)	4,473	(504)
Other benefit plans:
Net (loss) gain	(280)	513	(60)
Prior service benefit	50	211	857
Reclassifications to net income:
Amortization of prior service benefit	(214)	(195)	(155)
Amortization of loss	57	76	94
Curtailment / settlement (gain) loss	—	(153)	3
Other benefit plans, net	(387)	452	739
Net unrealized gain (loss) on securities	—	1	(2)
Other comprehensive (loss) income, before tax	(4,668)	4,868	253
Income tax benefit (expense) related to items of other comprehensive income	1,403	(1,665)	(121)
Other comprehensive (loss) income, net of tax	(3,265)	3,203	132
Comprehensive income	371	8,065	2,912
Less: Comprehensive income attributable to noncontrolling interests	12	12	53
Comprehensive income attributable to DuPont	$359	$8,053	$2,859

See Notes to the Consolidated Financial Statements beginning on page F-9.
E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share)

December 31,	2014	2013
Assets
Current assets
Cash and cash equivalents	$6,910	$8,941
Marketable securities	124	145
Accounts and notes receivable, net	6,005	6,047
Inventories	7,841	8,042
Prepaid expenses	279	206
Deferred income taxes	589	775
Assets held for sale	—	228
Total current assets	21,748	24,384
Property, plant and equipment	33,328	32,431
Less: Accumulated depreciation	19,942	19,438
Net property, plant and equipment	13,386	12,993
Goodwill	4,529	4,713
Other intangible assets	4,580	5,096
Investment in affiliates	886	1,011
Deferred income taxes	3,651	2,353
Other assets	1,096	949
Total	$49,876	$51,499
Liabilities and Equity
Current liabilities
Accounts payable	$4,822	$5,180
Short-term borrowings and capital lease obligations	1,423	1,721
Income taxes	547	247
Other accrued liabilities	5,848	6,219
Total current liabilities	12,640	13,367
Long-term borrowings and capital lease obligations	9,271	10,741
Other liabilities	13,819	10,179
Deferred income taxes	768	926
Total liabilities	36,498	35,213
Commitments and contingent liabilities
Stockholders' Equity
Preferred stock, without par value – cumulative; 23,000,000 shares authorized; issued at December 31, 2014 and 2013:
$4.50 Series – 1,673,000 shares (callable at $120)	167	167
$3.50 Series – 700,000 shares (callable at $102)	70	70
Common stock, $.30 par value; 1,800,000,000 shares authorized; issued at December 31, 2014 – 992,020,000; 2013 – 1,014,027,000	298	304
Additional paid-in capital	11,174	11,072
Reinvested earnings	17,045	16,784
Accumulated other comprehensive loss	(8,707)	(5,441)
Common stock held in treasury, at cost (Shares: December 31, 2014 and 2013 – 87,041,000)	(6,727)	(6,727)
Total DuPont stockholders' equity	13,320	16,229
Noncontrolling interests	58	57
Total equity	13,378	16,286
Total	$49,876	$51,499

See Notes to the Consolidated Financial Statements beginning on page F-9.
E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions, except per share)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Reinvested Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Non- controlling Interests	Total Equity
2012
Balance January 1, 2012	$237	$304	$10,107	$13,552	$(8,750)	$(6,727)	$485	$9,208
Acquisitions of a noncontrolling interest in consolidated subsidiaries			(2)				(386)	(388)
Net income				2,755			25	2,780
Other comprehensive income					104		28	132
Common dividends ($1.70 per share)				(1,593)			(61)	(1,654)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	627					631
Common stock repurchased						(400)		(400)
Common stock retired		(2)	(77)	(321)		400		—
Balance December 31, 2012	$237	$306	$10,655	$14,383	$(8,646)	$(6,727)	$91	$10,299
2013
Sale of a majority interest in a consolidated subsidiary							(34)	(34)
Acquisitions of a noncontrolling interest in consolidated subsidiaries			4					4
Net income				4,848			14	4,862
Other comprehensive income (loss)					3,205		(2)	3,203
Common dividends ($1.78 per share)				(1,658)			(12)	(1,670)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		4	628					632
Common stock repurchased						(1,000)		(1,000)
Common stock retired		(6)	(215)	(779)		1,000		—
Balance December 31, 2013	$237	$304	$11,072	$16,784	$(5,441)	$(6,727)	$57	$16,286
2014
Sale of a majority interest in a consolidated subsidiary							(5)	(5)
Net income				3,625			11	3,636
Other comprehensive (loss) income					(3,266)		1	(3,265)
Common dividends ($1.84 per share)				(1,695)			(6)	(1,701)
Preferred dividends				(10)				(10)
Common stock issued - compensation plans		3	434					437
Common stock repurchased						(2,000)		(2,000)
Common stock retired		(9)	(332)	(1,659)		2,000		—
Balance December 31, 2014	$237	$298	$11,174	$17,045	$(8,707)	$(6,727)	$58	$13,378

See Notes to the Consolidated Financial Statements beginning on page F-9.
E. I. du Pont de Nemours and Company
Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the year ended December 31,	2014	2013	2012
Operating activities
Net income	$3,636	$4,862	$2,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,254	1,280	1,376
Amortization of intangible assets	363	323	337
Net periodic pension benefit cost	406	953	832
Contributions to pension plans	(311)	(313)	(848)
Gain on sales of businesses	(726)	(2,687)	—
Other operating activities – net	362	177	353
(Increase) decrease in operating assets:
Accounts and notes receivable	(127)	(883)	114
Inventories and other operating assets	(311)	(535)	(812)
Increase (decrease) in operating liabilities:
Accounts payable and other operating liabilities	(1,028)	156	1,037
Accrued interest and income taxes	194	(154)	(320)
Cash provided by operating activities	3,712	3,179	4,849
Investing activities
Purchases of property, plant and equipment	(2,020)	(1,882)	(1,793)
Investments in affiliates	(42)	(58)	(97)
Payments for businesses – net of cash acquired	—	(133)	(18)
Proceeds from sales of businesses - net	1,058	4,841	—
Proceeds from sales of assets – net	34	142	302
Purchases of short-term financial instruments	(936)	(497)	(650)
Proceeds from maturities and sales of short-term financial instruments	950	452	965
Foreign currency exchange contract settlements	430	40	(40)
Other investing activities – net	189	40	(15)
Cash (used for) provided by investing activities	(337)	2,945	(1,346)
Financing activities
Dividends paid to stockholders	(1,696)	(1,661)	(1,594)
Net (decrease) increase in short-term (less than 90 days) borrowings	(11)	16	(200)
Long-term and other borrowings:
Receipts	104	2,013	323
Payments	(1,794)	(1,312)	(916)
Repurchase of common stock	(2,000)	(1,000)	(400)
Proceeds from exercise of stock options	327	536	550
Payments for noncontrolling interest	—	(65)	(470)
Other financing activities – net	(4)	(1)	10
Cash used for financing activities	(5,074)	(1,474)	(2,697)
Effect of exchange rate changes on cash	(332)	(88)	(13)
Cash classified as held for sale	—	—	(95)
(Decrease) / increase in cash and cash equivalents	(2,031)	4,562	698
Cash and cash equivalents at beginning of year	8,941	4,379	3,586
Cash and cash equivalents at end of year	$6,910	$8,941	$4,284
Supplemental cash flow information:
Cash paid during the year for
Interest, net of amounts capitalized	$394	$489	$501
Income taxes	1,016	1,323	1,054
See Notes to the Consolidated Financial Statements beginning on page F-9.

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

Basis of Consolidation
The Consolidated Financial Statements include the accounts of the company, subsidiaries in which a controlling interest is maintained and variable interest entities (VIEs) for which DuPont is the primary beneficiary. For those consolidated subsidiaries in which the company's ownership is less than 100 percent, the outside stockholders' interests are shown as noncontrolling interests. Investments in affiliates over which the company has significant influence but not a controlling interest are carried on the equity method. At December 31, 2014, the assets, liabilities and operations of VIEs for which DuPont is the primary beneficiary were not material to the Consolidated Financial Statements of the company.

The company is also involved with certain joint ventures accounted for under the equity method of accounting that are VIEs. The company is not the primary beneficiary, as the nature of the company's involvement with the VIEs does not provide it the power to direct the VIEs significant activities. Future events may require these VIEs to be consolidated if the company becomes the primary beneficiary. At December 31, 2014, the maximum exposure to loss related to the unconsolidated VIEs is not considered material to the Consolidated Financial Statements of the company.

Basis of Presentation
Certain reclassifications of prior year's data have been made to conform to current year's presentation.

The company’s cost structure has been impacted by the global, multi-year initiative to redesign its global organization and operating model to improve productivity and agility across all businesses and functions. Effective December 31, 2014, in order to better align to the transforming company’s organization and resulting cost structure, certain costs were reclassified from other operating charges to selling, general and administrative expenses. Prior year data has been reclassified to conform to current year presentation.

In November 2013, DuPont entered into a definitive agreement to sell Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of the Performance Materials segment. The assets related to GLS/Vinyls at December 31, 2013 are presented as held for sale in the Consolidated Balance Sheet. In June 2014, the company sold GLS/Vinyls to Kuraray Co. Ltd. The sale of GLS/Vinyls does not meet the criteria for discontinued operations and as such, earnings are included in the company’s income from continuing operations.

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

Revenue Recognition
The company recognizes revenue when the earnings process is complete. The company's revenues are from the sale of a wide range of products to a diversified base of customers around the world. Revenue for product sales is recognized upon delivery, when title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. A majority of product sales are sold FOB (free on board) shipping point or, with respect to non United States of America (U.S.) customers, an equivalent basis. Accruals are made for sales returns and other allowances based on the company's experience. The company accounts for cash sales incentives as a reduction in sales and noncash sales incentives as a charge to cost of goods sold or selling expense, depending on the nature of the incentive. Amounts billed to customers for shipping and handling fees are included in net sales and costs incurred by the company for the delivery of goods are classified as cost of goods sold in the Consolidated Income Statements. Taxes on revenue-producing transactions are excluded from net sales.

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

Cash and Cash Equivalents
Cash equivalents represent investments with maturities of three months or less from time of purchase. They are carried at cost plus accrued interest. The estimated fair value of the company's cash equivalents, which approximates carrying value as of December 31, 2014 and 2013, was determined using level 1 and level 2 inputs within the fair value hierarchy, as described below. Level 1 measurements were based on observed net asset values and level 2 measurements were based on current interest rates for similar investments with comparable credit risk and time to maturity. The company held $1,436 and $5,116 of money market funds (level 1 measurements) as of December 31, 2014 and 2013, respectively.  The company held $3,293 and $2,256 of other cash equivalents (level 2 measurements) as of December 31, 2014 and 2013, respectively.

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

As of December 31, 2014 and 2013 approximately 50 percent, 25 percent and 25 percent of the company’s inventories were accounted for under the first-in first out (FIFO), last-in first out (LIFO) and average cost methods, respectively. Inventories accounted for under the FIFO method are primarily comprised of products with shorter shelf lives such as seeds, certain food-ingredients and enzymes.

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

Definite-lived intangible assets, such as purchased and licensed technology, patents and customer lists are amortized over their estimated useful lives, generally for periods ranging from 1 to 20 years or amortized based on units of production. The company continually evaluates the reasonableness of the useful lives of these assets. Once these assets are fully amortized, they are removed from the Consolidated Balance Sheets.

Impairment of Long-Lived Assets
The company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from the assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The company's fair value methodology is an estimate of fair market value which is made based on prices of similar assets or other valuation methodologies including present value techniques. Long-lived assets to be disposed of other than by sale are classified as held for use until their disposal. Long-lived assets to be disposed of by sale are classified as held for sale and are reported at the lower of carrying amount or fair market value less cost to sell. Depreciation is discontinued for long-lived assets classified as held for sale.

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

Income Taxes
The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely invested. Investment tax credits or grants are accounted for in the period earned (the flow-through method). Interest accrued related to unrecognized tax benefits is included in miscellaneous income and expenses, net, within other income, net. Income tax related penalties are included in the provision for income taxes.

Foreign Currency Translation
The company's worldwide operations utilize the U.S. dollar (USD) or local currency as the functional currency, where applicable. The company identifies its separate and distinct foreign entities and groups the foreign entities into two categories: 1) extension of the parent (USD functional currency) and 2) self-contained (local functional currency). If a foreign entity does not align with either category, factors are evaluated and a judgment is made to determine the functional currency.

For foreign entities where the USD is the functional currency, all foreign currency asset and liability amounts are remeasured into USD at end-of-period exchange rates, except for inventories, prepaid expenses, property, plant and equipment, goodwill and other intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

For foreign entities where the local currency is the functional currency, assets and liabilities denominated in local currencies are translated into USD at end-of-period exchange rates and the resultant translation adjustments are reported, net of their related tax effects, as a component of accumulated other comprehensive income (loss) in equity. Assets and liabilities denominated in other than the local currency are remeasured into the local currency prior to translation into USD and the resultant exchange gains or losses are included in income in the period in which they occur. Income and expenses are translated into USD at average exchange rates in effect during the period.

The company changes the functional currency of its separate and distinct foreign entities only when significant changes in economic facts and circumstances indicate clearly that the functional currency has changed. As a result of the separation of its Performance Chemicals segment, coupled with the company’s redesign initiative, the functional currency at certain of the company’s foreign entities is being re-evaluated and, in some cases, will result in a change in the foreign entities’ functional currency during 2015. This re-evaluation will not impact the company's results of operations.

Venezuelan Foreign Currency
Venezuela is considered a highly inflationary economy under GAAP and the USD is the functional currency for the company's subsidiaries in Venezuela. During the first quarter 2014, the Venezuelan government enacted certain changes to the country’s foreign exchange systems including the expansion of the use of the Complementary System of Foreign Currency Acquirement (SICAD 1) auction rate and introduction of the SICAD 2 auction process. The official exchange rate continues to be set through the National Center for Foreign Commerce (CENCOEX, previously CADIVI) at 6.3 Bolivar Fuertes (BsF) to USD. Based on its evaluation of the restrictions and limitations affecting the availability of specific exchange rate mechanisms, management has concluded that the SICAD 2 auction process would be the most likely mechanism available. As a result, effective June 30, 2014, the company changed from the official exchange rate to the SICAD 2 exchange rate of 49.98, to remeasure its BsF denominated net monetary assets which resulted in a pre-tax charge of $58. The charge is recorded within other income, net in the company's Consolidated Income Statements for the year ended December 31, 2014. The company expects it will continue to use the SICAD 2 exchange rate to remeasure its Venezuelan BsF denominated revenues, expenses and net monetary assets unless facts and circumstances change.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) jointly issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (IFRS). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.
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

2.  DIVESTITURES AND OTHER TRANSACTIONS
Glass Laminating Solutions/Vinyls
In June 2014, the company sold Glass Laminating Solutions/Vinyls (GLS/Vinyls), a part of the Performance Materials segment, to Kuraray Co. Ltd. The sale resulted in a pre-tax gain of $391 ($273 net of tax). The gain was recorded in other income, net in the company's Consolidated Income Statements for the year ended December 31, 2014.

The assets classified as held for sale at December 31, 2013 related to GLS/Vinyls primarily consist of inventory and property, plant and equipment.

Performance Chemicals
On October 24, 2013, DuPont announced that it intends to separate its Performance Chemicals segment through a U.S. tax-free spin-off to shareholders, subject to customary closing conditions. The company expects to complete the separation about mid-2015. During the year ended December 31, 2014, the company incurred $175 of costs associated with the transaction which were reported in other operating charges in the company's Consolidated Income Statements. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and separation activities within finance, legal and information system functions.
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

For the year ended December 31,	2014	2013	2012
Net sales	$—	$331	$4,218
Income before income taxes	$—	$2,717	$551
(Benefit from) provision for income taxes[1]	(15)	718	243
Income from discontinued operations after income taxes	$15	$1,999	$308

1.
The year ended December 31, 2014 includes a tax benefit of $(15) related to a change in estimate of income taxes resulting from the filing of various tax returns impacted by the sale of Performance Coatings. The year ended December 31, 2012 includes expense of $70 to accrue taxes associated with earnings of certain Performance Coatings subsidiaries that were previously considered permanently reinvested as these entities have been reclassified as held for sale.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

3.  EMPLOYEE SEPARATION/ASSET RELATED CHARGES, NET
At December 31, 2014, total liabilities related to restructuring activities were $277, primarily related to the 2014 restructuring program.

2014 Restructuring Program
In June 2014, DuPont announced its global, multi-year initiative to redesign its global organization and operating model to reduce costs and improve productivity and agility across all businesses and functions. DuPont commenced a restructuring plan to realign and rebalance staff function support, enhance operational efficiency, and to reduce residual costs associated with the separation of its Performance Chemicals segment.  As a result, during the year ended December 31, 2014 a pre-tax charge of $562 was recorded, consisting of $497 in employee separation / asset related charges, net and $65 in other income, net. The charges consisted of $319 of employee separation charges, $17 of other non-personnel charges, and $226 of asset related charges, including $65 of charges associated with the restructuring actions of a joint venture within the Performance Materials segment. At December 31, 2014, total liabilities related to the 2014 restructuring program were $268. The actions associated with this charge and all related payments are expected to be substantially complete by mid-2016. The company anticipates that it will incur future charges, which it cannot reasonably estimate at this time, related to this plan as it implements additional actions.

The 2014 restructuring program charges impacted segment earnings, as follows, for the year ended December 31, 2014: Agriculture - $134, Electronics & Communications - $84, Industrial Biosciences - $13, Nutrition & Health - $15, Performance Chemicals - $21, Performance Materials - $99, and Safety & Protection - $52, Other - $22, as well as Corporate expenses - $122.

Account balances and activity for the 2014 restructuring program are summarized below:

	Employee Separation Costs	Asset Related Charges	Other Non-Personnel Charges[1]	Total
Charges to income for the year ended December 31, 2014	$319	$226	$17	$562
Charges to accounts:
Payments	(47)	—	(13)	(60)
Net translation adjustment	(8)	—	—	(8)
Asset write-offs and adjustments	—	(226)	—	(226)
Balance as of December 31, 2014	$264	$—	$4	$268

1.	Other non-personnel charges consist of contractual obligation costs.

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

In addition to the programs discussed above, a charge of $19, which included $9 recorded in employee separation / asset related charges, net and $10 recorded in other income, net, was taken in the fourth quarter 2013. This charge was a result of restructuring actions including employee separation and asset related costs related to a joint venture in the Performance Materials segment.

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

4.  OTHER INCOME, NET

	2014	2013	2012
Royalty income	$183	$187	$177
Interest income	129	136	109
Equity in earnings of affiliates, excluding exchange gains/losses[1]	(10)	37	99
Gain on sale of equity method investment	—	9	122
Net gains on sales of businesses and other assets	749	25	130
Net exchange gains (losses)[1]	135	(128)	(215)
Cozaar®/Hyzaar® income	—	14	54
Miscellaneous income and expenses, net[2]	137	130	22
Other income, net	$1,323	$410	$498

1.
The company routinely uses foreign currency exchange contracts to offset its net exposures, by currency, related to the foreign currency-denominated monetary assets and liabilities. The objective of this program is to maintain an approximately balanced position in foreign currencies in order to minimize, on an after-tax basis, the effects of exchange rate changes on net monetary asset positions. The net pre-tax exchange gains (losses) are recorded in other income, net and the related tax impact is recorded in provision for income taxes on continuing operations on the Consolidated Income Statements. Exchange gains (losses) related to earnings of affiliates was $0, $4 and $3 for 2014, 2013 and 2012, respectively. The $135 net exchange gain for the year ended December 31, 2014, includes $(58), $(46) and $(14) exchange losses, associated with the devaluation of the Venezuelan bolivar, Ukrainian hryvnia, and Argentinian peso, respectively. The $(128) net exchange loss for the year ended December 31, 2013, includes a $(33) exchange loss, associated with the devaluation of the Venezuelan bolivar.

2.	Miscellaneous income and expenses, net, includes interest items, litigation settlements, and other items.

5.  PROVISION FOR INCOME TAXES

	2014	2013	2012
Current tax expense on continuing operations:
U.S. federal	$778	$160	$121
U.S. state and local	62	23	16
International	516	677	663
Total current tax expense on continuing operations	1,356	860	800
Deferred tax expense (benefit) on continuing operations:
U.S. federal	81	(193)	(105)
U.S. state and local	(44)	(65)	(46)
International	(23)	24	(33)
Total deferred tax expense (benefit) on continuing operations	14	(234)	(184)
Provision for income taxes on continuing operations	$1,370	$626	$616

The significant components of deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014		2013
	Asset	Liability	Asset	Liability
Depreciation	$—	$1,612	$—	$1,707
Accrued employee benefits	5,258	555	3,754	512
Other accrued expenses	623	—	811	87
Inventories	305	156	275	151
Unrealized exchange gains/losses	—	165	65	—
Tax loss/tax credit carryforwards/backs	2,466	—	2,622	—
Investment in subsidiaries and affiliates	144	185	189	245
Amortization of intangibles	120	1,312	109	1,372
Other	328	91	316	159
Valuation allowance	(1,757)	—	(1,764)	—
	$7,487	$4,076	$6,377	$4,233
Net deferred tax asset	$3,411		$2,144

An analysis of the company's effective income tax rate (EITR) on continuing operations is as follows:

	2014	2013	2012
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Exchange gains/losses[1]	7.4	0.8	0.1
Domestic operations	(2.1)	(3.2)	(2.3)
Lower effective tax rates on international operations-net[2]	(11.3)	(12.3)	(10.9)
Tax settlements	(0.6)	(0.2)	(2.0)
Sale of a business	(0.3)	—	—
U.S. research & development credit [2]	(0.7)	(2.2)	—
	27.4%	17.9%	19.9%

1.
Principally reflects the impact of foreign exchange losses on net monetary assets for which no corresponding tax benefit is realized. Further information about the company's foreign currency hedging program is included in Note 19 under the heading Foreign Currency Risk.

2.
On January 2, 2013, U.S. tax law was enacted which extended through 2013 (and retroactive to 2012) several expired or expiring temporary business tax provisions. In accordance with GAAP, this extension was taken into account in the quarter in which the legislation was enacted (i.e. first quarter 2013).

Consolidated income from continuing operations before income taxes for U.S. and international operations was as follows:

	2014	2013	2012
U.S. (including exports)	$2,780	$962	$640
International	2,211	2,527	2,448
Income from continuing operations before income taxes	$4,991	$3,489	$3,088

The increased proportion of income from continuing operations before income taxes in the U.S over prior years is primarily due to the results of the company’s hedging program, gains on sales of businesses primarily in the U.S., and the impact of Imprelis® charges in the U.S. in 2013 versus additional insurance recoveries recorded in the U.S. in 2014.

In 2014 and 2013, the U.S. recorded a net exchange gain associated with the hedging program of $607 and $35, respectively. While the taxation of the amounts reflected on the chart above does not correspond precisely to the jurisdiction of taxation (due to taxation in multiple countries, exchange gains/losses, etc.), it represents a reasonable approximation of the income before income taxes split between U.S. and international jurisdictions. See Note 19 for additional information regarding the company's hedging program.

Under the tax laws of various jurisdictions in which the company operates, deductions or credits that cannot be fully utilized for tax purposes during the current year may be carried forward or back, subject to statutory limitations, to reduce taxable income or taxes payable in future or prior years. At December 31, 2014, the tax effect of such carryforwards/backs, net of valuation allowance approximated $1,080. Of this amount, $921 has no expiration date, $1 expires after 2014 but before the end of 2019 and $158 expires after 2019.

At December 31, 2014, unremitted earnings of subsidiaries outside the U.S. totaling $17,226 were deemed to be indefinitely reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the U.S.

Each year the company files hundreds of tax returns in the various national, state and local income taxing jurisdictions in which it operates. These tax returns are subject to examination and possible challenge by the tax authorities. Positions challenged by the tax authorities may be settled or appealed by the company. As a result, there is an uncertainty in income taxes recognized in the company's financial statements in accordance with accounting for income taxes and accounting for uncertainty in income taxes. It is reasonably possible that net reductions to the company’s global unrecognized tax benefits could be in the range of $100 to $125 within the next 12 months with the majority due to the settlement of uncertain tax positions with various tax authorities.

The company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and non-U.S. jurisdictions. With few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013	2012
Total unrecognized tax benefits as of January 1	$901	$805	$800
Gross amounts of decreases in unrecognized tax benefits as a result of tax positions taken during the prior period	(50)	(28)	(94)
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the prior period	84	76	73
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken during the current period	92	92	78
Amount of decreases in the unrecognized tax benefits relating to settlements with taxing authorities	(15)	(19)	(29)
Reduction to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3)	(6)	(10)
Exchange gain	(23)	(19)	(13)
Total unrecognized tax benefits as of December 31	$986	$901	$805
Total unrecognized tax benefits that, if recognized, would impact the effective tax rate	$818	$778	$693
Total amount of interest and penalties recognized in the Consolidated Income Statements	$5	$16	$4
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$117	$122	$116

6.  EARNINGS PER SHARE OF COMMON STOCK
Set forth below is a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated:

	2014	2013	2012
Numerator:
Income from continuing operations after income taxes attributable to DuPont	$3,610	$2,849	$2,447
Preferred dividends	(10)	(10)	(10)
Income from continuing operations after income taxes available to DuPont common stockholders	$3,600	$2,839	$2,437

Income from discontinued operations after income taxes	$15	$1,999	$308

Net income available to common stockholders	$3,615	$4,838	$2,745

Denominator:
Weighted-average number of common shares outstanding – Basic	914,752,000	925,984,000	933,275,000
Dilutive effect of the company's equity compensation plans	7,121,000	7,163,000	8,922,000
Weighted-average number of common shares outstanding – Diluted	921,873,000	933,147,000	942,197,000

The weighted-average number of common shares outstanding in 2014 and 2013 decreased as a result of the company's repurchase and retirement of its common stock, partially offset by the issuance of new shares from the company's equity compensation plans(see Notes 16 and 18, respectively).

The following average number of stock options are antidilutive and therefore, are not included in the diluted earnings per share calculation:

	2014	2013	2012
Average number of stock options	3,000	2,596,000	12,158,000

The change in the average number of stock options that were antidilutive in 2014 and 2013 was due to changes in the company's average stock price.

7.  ACCOUNTS AND NOTES RECEIVABLE, NET

December 31,	2014	2013
Accounts receivable – trade[1]	$4,392	$4,575
Notes receivable – trade[1,2]	255	195
Other[3]	1,358	1,277
	$6,005	$6,047

1.
Accounts and notes receivable – trade are net of allowances of $240 in 2014 and $269 in 2013. Allowances are equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions, and review of the current status of customers' accounts.

2.
Notes receivable – trade primarily consists of receivables within the Agriculture segment for deferred payment loan programs for the sale of seed products to customers. These loans have terms of one year or less and are primarily concentrated in North America. The company maintains a rigid pre-approval process for extending credit to customers in order to manage overall risk and exposure associated with credit losses. As of December 31, 2014 and 2013, there were no significant past due notes receivable, nor were there any significant impairments related to current loan agreements.

3.	Other includes receivables in relation to fair value of derivative instruments, value added tax, general sales tax and other taxes.

Accounts and notes receivable are carried at amounts that approximate fair value.

8.  INVENTORIES

December 31,	2014	2013
Finished products	$4,628	$4,645
Semifinished products	2,451	2,576
Raw materials, stores and supplies	1,255	1,360
	8,334	8,581
Adjustment of inventories to a LIFO basis	(493)	(539)
	$7,841	$8,042

9.  PROPERTY, PLANT AND EQUIPMENT

December 31,	2014	2013
Buildings	$5,318	$5,283
Equipment	24,990	24,714
Land	667	671
Construction	2,353	1,763
	$33,328	$32,431

10.  GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013, by reportable segment:

	Balance as of December 31, 2014	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2013	Goodwill Adjustments and Acquisitions	Balance as of December 31, 2012
Agriculture	$318	$(12)	$330	$99	$231
Electronics & Communications	149	—	149	—	149
Industrial Biosciences	847	(51)	898	8	890
Nutrition & Health	2,193	(122)	2,315	1	2,314
Performance Chemicals	197	(1)	198	—	198
Performance Materials	375	—	375	(13)	388
Safety & Protection	450	2	448	2	446
Total	$4,529	$(184)	$4,713	$97	$4,616

Changes in goodwill in 2014 primarily relate to currency translation adjustments. Changes in goodwill in 2013 primarily relate to goodwill associated with an acquisition in the Agriculture segment. In 2014 and 2013, the company performed impairment tests for goodwill and determined that no goodwill impairments existed.

Other Intangible Assets
The following table summarizes the gross carrying amounts and accumulated amortization of other intangible assets by major class:

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (Definite-lived)
Customer lists	$1,706	$(470)	$1,236	$1,818	$(393)	$1,425
Patents	493	(199)	294	519	(160)	359
Purchased and licensed technology	1,789	(1,074)	715	1,999	(1,129)	870
Trademarks	31	(14)	17	43	(17)	26
Other[1]	207	(88)	119	242	(106)	136
	4,226	(1,845)	2,381	4,621	(1,805)	2,816
Intangible assets not subject to amortization (Indefinite-lived)
In-process research and development	29	—	29	43	—	43
Microbial cell factories[2]	306	—	306	306	—	306
Pioneer germplasm[3]	1,064	—	1,064	1,050	—	1,050
Trademarks/tradenames	800	—	800	881	—	881
	2,199	—	2,199	2,280	—	2,280
Total	$6,425	$(1,845)	$4,580	$6,901	$(1,805)	$5,096

1.	Primarily consists of sales and grower networks, marketing and manufacturing alliances and noncompetition agreements.

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

The aggregate pre-tax amortization expense from continuing operations for definite-lived intangible assets was $363, $323 and $312 for 2014, 2013 and 2012, respectively. The estimated aggregate pre-tax amortization expense from continuing operations for 2015, 2016, 2017, 2018 and 2019 is $356, $352, $216, $201 and $197, respectively.

11.  SHORT-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2014	2013
Other loans - various currencies	$17	$44
Long-term debt payable within one year	1,405	1,674
Capital lease obligations	1	3
	$1,423	$1,721

The estimated fair value of the company's short-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's short-term borrowings was $1,424 and $1,730 at December 31, 2014 and 2013, respectively.

Unused bank credit lines were approximately $4,900 and $4,400 at December 31, 2014 and 2013, respectively. These lines are available to support short-term liquidity needs and general corporate purposes including letters of credit and have a remaining life of up to four years. Outstanding letters of credit were $349 and $352 at December 31, 2014 and 2013, respectively. These letters of credit support commitments made in the ordinary course of business.

The weighted-average interest rate on short-term borrowings outstanding at December 31, 2014 and 2013 was 1.7% and 3.0%, respectively. The decrease in the interest rate for 2014 was primarily due to long-term debt maturing within one year.

12.  OTHER ACCRUED LIABILITIES

December 31,	2014	2013
Compensation and other employee-related costs	$811	$1,045
Deferred revenue	2,892	2,839
Employee benefits (Note 17)	343	335
Discounts and rebates	352	328
Derivative instruments	120	105
Miscellaneous	1,330	1,567
	$5,848	$6,219

Deferred revenue principally includes advance customer payments within the Agriculture segment. Miscellaneous other accrued liabilities principally includes accrued plant and operating expenses, accrued litigation costs, employee separation costs in connection with the company's restructuring programs, the estimated value of certain guarantees and accrued environmental remediation costs.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

13.  LONG-TERM BORROWINGS AND CAPITAL LEASE OBLIGATIONS

December 31,	2014	2013
U.S. dollar:
Medium-term notes due 2038 – 2041[1]	$114	$121
5.875% notes due 2014[2]	—	170
1.75% notes due 2014[2]	—	400
Floating rate notes due 2014[2,3]	—	600
4.875% notes due 2014[2]	—	500
3.25% notes due 2015[2,4]	1,001	1,028
4.75% notes due 2015[2]	400	400
1.95% notes due 2016	499	498
2.75% notes due 2016	500	500
5.25% notes due 2016	600	599
6.00% notes due 2018[5]	1,338	1,361
5.75% notes due 2019	499	499
4.625% notes due 2020	998	997
3.625% notes due 2021	999	999
4.25% notes due 2021	499	499
2.80% notes due 2023	1,250	1,250
6.50% debentures due 2028	299	299
5.60% notes due 2036	396	395
4.90% notes due 2041	494	494
4.15% notes due 2043	749	749
Other loans (average interest rate of 4.2 percent)[2]	29	33
Other loans- various currencies[2]	—	1
	10,664	12,392
Less short-term portion of long-term debt	1,405	1,674
	9,259	10,718
Capital lease obligations	12	23
Total	$9,271	$10,741

1.	Average interest rates on medium-term notes were 0.0% at December 31, 2014 and 2013.

2.	Includes long-term debt due within one year.

3.	Interest rate on floating notes during 2014 and at December 31, 2013 was 0.7%.

4.
At December 31, 2014 and 2013, the company had outstanding interest rate swap agreements with gross notional amounts of $1,000. Over the remaining terms of the notes, the company will receive fixed payments equivalent to the underlying debt and pay floating payments based on USD LIBOR (London Interbank Offered Rate). The fair value of outstanding swaps was an asset of $1 and $29 at December 31, 2014 and 2013, respectively.

5.	During 2008, the interest rate swap agreement associated with these notes was terminated. The gain will be amortized over the remaining life of the bond, resulting in an effective yield of 3.85%.

In 2013, the company issued $1,250 of 2.80% Notes due February 15, 2023 and $750 of 4.15% Notes due February 15, 2043.

Maturities of long-term borrowings are $1,602, $4, $1,343 and $503 for the years 2016, 2017, 2018 and 2019, respectively, and $5,807 thereafter.

The estimated fair value of the company's long-term borrowings, including interest rate financial instruments, was determined using level 2 inputs within the fair value hierarchy, as described in Note 1 to the Consolidated Financial Statements. Based on quoted market prices for the same or similar issues, or on current rates offered to the company for debt of the same remaining maturities, the fair value of the company's long-term borrowings was $9,970 and $11,130 at December 31, 2014 and 2013, respectively.
14.  OTHER LIABILITIES

December 31,	2014	2013
Employee benefits:
Accrued other long-term benefit costs (Note 17)	$2,666	$2,530
Accrued pension benefit costs (Note 17)	9,167	5,575
Accrued environmental remediation costs	362	374
Miscellaneous	1,624	1,700
	$13,819	$10,179

Miscellaneous includes asset retirement obligations, litigation accruals, tax contingencies, royalty payables, non-current portion of employee separation accruals and certain obligations related to divested businesses.

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

Obligations for Equity Affiliates & Others
The company has directly guaranteed various debt obligations under agreements with third parties related to equity affiliates, customers and suppliers. At December 31, 2014, the company had directly guaranteed $513 of such obligations. This amount represents the maximum potential amount of future (undiscounted) payments that the company could be required to make under the guarantees. The company would be required to perform on these guarantees in the event of default by the guaranteed party.

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

In certain cases, the company has recourse to assets held as collateral, as well as personal guarantees from customers and suppliers. Assuming liquidation, these assets are estimated to cover approximately 35 percent of the $328 of guaranteed obligations of customers and suppliers. Set forth below are the company's guaranteed obligations at December 31, 2014:

	Short-Term	Long-Term	Total
Obligations for customers and suppliers[1]:
Bank borrowings (terms up to 7 years)	$226	$100	$326
Leases on equipment and facilities (terms up to 4 years)	—	2	2
Obligations for equity affiliates[2]:
Bank borrowings (terms up to 1 year)	185	—	185
Total	$411	$102	$513

[1]	Existing guarantees for customers and suppliers, as part of contractual agreements.

[2]	Existing guarantees for equity affiliates' liquidity needs in normal operations.

Operating Leases
The company uses various leased facilities and equipment in its operations. The terms for these leased assets vary depending on the lease agreement.

Future minimum lease payments (including residual value guarantee amounts) under non-cancelable operating leases are $303, $280, $255, $230 and $193 for the years 2015, 2016, 2017, 2018 and 2019, respectively, and $353 for subsequent years and are not reduced by non-cancelable minimum sublease rentals due in the future in the amount of $1. Net rental expense under operating leases was $324, $303 and $316 in 2014, 2013 and 2012, respectively.

Asset Retirement Obligations
The company has recorded asset retirement obligations primarily associated with closure, reclamation and removal costs for mining operations related to the production of titanium dioxide in Performance Chemicals. The company's asset retirement obligation liabilities were $52 and $63 at December 31, 2014 and 2013.

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

As part of the settlement, DuPont paid about $7 in plaintiffs' attorney fees and expenses. In addition, DuPont is providing a warranty against new damage, if any, caused by the use of Imprelis® on class members' properties through May 2015. Certain class members opted out of the class action settlement and made independent claims or filed suit in various state courts, the majority of which were removed to federal court in Philadelphia. In the third quarter 2014, the company settled or reached settlements in principle for the majority of these claims and lawsuits. Approximately 40 lawsuits are pending claiming property and related damage. This represents a decrease of about 85 from the number of lawsuits pending at December 31, 2013.

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

As of December 31, 2013, DuPont had recorded charges of $1,175, within other operating charges, which represents the company's best estimate of the loss associated with resolving these claims. At December 31, 2014, DuPont had accruals of $261 related to these claims and insurance receivables of $35. The company did not take any charges related to this matter in 2014. DuPont recorded income of $210 for insurance recoveries, within other operating charges, for the year ended December 31, 2014. The year ended December 31, 2013 included net charges of $352, consisting of a $425 charge offset by $73 of insurance recoveries. The year ended December 31, 2012 included charges of $575. In January 2015, DuPont reached an agreement to recover an additional $35 from one of its remaining insurance carriers.

The company has an applicable insurance program with a deductible equal to the first $100 of costs and expenses. Insurance recoveries are recognized when collection of payment is considered probable. The remaining coverage under the insurance program is $300 for costs and expenses in excess of its deductible. DuPont has submitted requests for payment to its insurance carriers for costs associated with this matter. The timing and outcome remain uncertain.

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

PFOA
DuPont used PFOA (collectively, perfluorooctanoic acids and its salts, including the ammonium salt), as a processing aid to manufacture some fluoropolymer resins at various sites around the world including its Washington Works plant in West Virginia. At December 31, 2014, DuPont has accruals of $14 related to the PFOA matters discussed below.

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

DuPont and attorneys for the class reached a settlement in 2004 that binds about 80,000 residents. In 2005, DuPont paid the plaintiffs’ attorneys’ fees and expenses of $23 and made a payment of $70, which class counsel designated to fund a community health project.  The company funded a series of health studies which were completed in October 2012 by an independent science panel of experts (the C8 Science Panel). The studies were conducted in communities exposed to PFOA to evaluate available scientific evidence on whether any probable link exists, as defined in the settlement agreement, between exposure to PFOA and human disease.

The C8 Science Panel found probable links, as defined in the settlement agreement, between exposure to PFOA and pregnancy-induced hypertension, including preeclampsia; kidney cancer; testicular cancer; thyroid disease; ulcerative colitis; and diagnosed high cholesterol.

In May 2013, a panel of three independent medical doctors released its initial recommendations for screening and diagnostic testing of eligible class members. In September 2014, the medical panel recommended follow-up screening and diagnostic testing three years after initial testing, based on individual results. The medical panel has not communicated its anticipated schedule for completion of its protocol. The company is obligated to fund up to $235 for a medical monitoring program for eligible class members and, in addition, administrative costs associated with the program, including class counsel fees. In January 2012, the company put $1 in an escrow account to fund medical monitoring as required by the settlement agreement.  The court appointed Director of Medical Monitoring has established the program to implement the medical panel's recommendations and the registration process, as well as eligibility screening, is ongoing. Diagnostic screening and testing has begun and associated payments to service providers are being disbursed from the escrow account.

In addition, under the settlement agreement, the company must continue to provide water treatment designed to reduce the level of PFOA in water to six area water districts, including the Little Hocking Water Association (LHWA), and private well users.

Class members may pursue personal injury claims against DuPont only for those human diseases for which the C8 Science Panel determined a probable link exists. At December 31, 2014, there were approximately 2,900 lawsuits filed in various federal and state courts in Ohio and West Virginia, an increase of about 2,800 over year end 2013. In accordance with a stipulation reached in the third quarter 2014 and other court procedures, these lawsuits have been or will be served and consolidated in multi-district litigation in Ohio federal court (“MDL”). Based on information currently available to the company the majority of the lawsuits allege personal injury claims associated with high cholesterol and thyroid disease from exposure to PFOA in drinking water.  There are 27 lawsuits alleging wrongful death. Based on comments from attorneys for the plaintiffs, DuPont expects additional lawsuits may be filed. In 2014, six plaintiffs from the MDL were selected for the individual trial. The first trial is scheduled to begin in September 2015, and the second in November 2015. DuPont denies the allegations in these lawsuits and is defending itself vigorously.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. At December 31, 2014, the Consolidated Balance Sheet included a liability of $478, relating to these matters and, in management's opinion, is appropriate based on existing facts and circumstances. The average time frame, over which the accrued or presently unrecognized amounts may be paid, based on past history, is estimated to be 15-20 years. Considerable uncertainty exists with respect to these costs and, under adverse changes in circumstances, the potential liability may range up to $1,100 above the amount accrued as of December 31, 2014.

16.  STOCKHOLDERS' EQUITY
Share Repurchase Program
In January 2014, the company's Board of Directors authorized a $5,000 share buyback plan that replaced the 2011 plan. There is no required completion date for purchases under the 2014 plan. In February and August 2014, the company entered into two separate accelerated share repurchase (ASR) agreements. The February 2014 ASR agreement was completed in the second quarter of 2014, under which the company purchased and retired 15.1 million shares for $1,000. The August 2014 ASR agreement was completed in the fourth quarter of 2014, under which the company purchased and retired 10.4 million shares for $700. In addition to the ASR agreements, for the year ended December 31, 2014, the company repurchased and retired 4.7 million shares in the open market for a total cost of $300.

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

During 2012, the company purchased and retired 7.8 million shares at a total cost of $400. These purchases completed the 2001 $2,000 share buyback plan and began purchases under a $2,000 share buyback plan authorized by the company's Board of Directors in April 2011. Under the completed 2001 plan, the company purchased a total of 42.0 million shares. Under the 2011 plan, the company purchased 5.5 million shares at a total cost of $284 as of December 31, 2013.

Common stock held in treasury is recorded at cost. When retired, the excess of the cost of treasury stock over its par value is allocated between reinvested earnings and additional paid-in capital.

Set forth below is a reconciliation of common stock share activity for the years ended December 31, 2014, 2013 and 2012:

Shares of common stock	Issued	Held In Treasury
Balance January 1, 2012	1,013,164,000	(87,041,000)
Issued	14,671,000	—
Repurchased	—	(7,778,000)
Retired	(7,778,000)	7,778,000
Balance December 31, 2012	1,020,057,000	(87,041,000)
Issued	14,370,000	—
Repurchased	—	(20,400,000)
Retired	(20,400,000)	20,400,000
Balance December 31, 2013	1,014,027,000	(87,041,000)
Issued	8,103,000	—
Repurchased	—	(30,110,000)
Retired	(30,110,000)	30,110,000
Balance December 31, 2014	992,020,000	(87,041,000)

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

Other Comprehensive Income
A summary of the pre-tax, tax, and after-tax effects of the components of other comprehensive (loss) income for the years ended December 31, 2014, 2013, and 2012 is provided as follows:

For the year ended December 31,	2014			2013			2012			Affected Line Item in Consolidated Income Statements[1]
	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax
Cumulative translation adjustment	$(876)	$—	$(876)	$25	$—	$25	$77	$—	$77
Net revaluation and clearance of cash flow hedges to earnings:
Additions and revaluations of derivatives designated as cash flow hedges	53	(20)	33	(58)	22	(36)	8	(6)	2	See (2) below
Clearance of hedge results to earnings:
Foreign currency contracts	(15)	5	(10)	(1)	—	(1)	(21)	8	(13)	Net sales
Commodity contracts	30	(11)	19	(24)	10	(14)	(44)	20	(24)	Cost of goods sold
Net revaluation and clearance of cash flow hedges to earnings	68	(26)	42	(83)	32	(51)	(57)	22	(35)
Pension benefit plans:
Net (loss) gain	(4,131)	1,497	(2,634)	3,293	(1,136)	2,157	(1,433)	437	(996)	See (2) below
Prior service benefit	44	(11)	33	62	(22)	40	22	(8)	14	See (2) below
Reclassifications to net income:
Amortization of prior service cost	2	—	2	8	(2)	6	13	(4)	9	See (3) below
Amortization of loss	601	(209)	392	957	(331)	626	887	(305)	582	See (3) below
Curtailment loss	4	(1)	3	1	—	1	2	—	2	See (3) below
Settlement loss	7	(2)	5	152	(45)	107	5	(2)	3	See (3) below
Pension benefit plans, net	(3,473)	1,274	(2,199)	4,473	(1,536)	2,937	(504)	118	(386)
Other benefit plans:
Net (loss) gain	(280)	100	(180)	513	(184)	329	(60)	17	(43)	See (2) below
Prior service benefit	50	(1)	49	211	(72)	139	857	(299)	558	See (2) below
Reclassifications to net income:
Amortization of prior service benefit	(214)	76	(138)	(195)	69	(126)	(155)	54	(101)	See (3) below
Amortization of loss	57	(20)	37	76	(27)	49	94	(33)	61	See (3) below
Curtailment (gain) loss	—	—	—	(154)	54	(100)	3	(1)	2	See (3) below
Settlement loss	—	—	—	1	—	1	—	—	—	See (3) below
Other benefit plans, net	(387)	155	(232)	452	(160)	292	739	(262)	477
Net unrealized gain (loss) on securities	—	—	—	1	(1)	—	(2)	1	(1)
Other comprehensive (loss) income	$(4,668)	$1,403	$(3,265)	$4,868	$(1,665)	$3,203	$253	$(121)	$132

[1]	Represents the income statement line item within the Consolidated Income Statement affected by the pre-tax reclassification out of other comprehensive income.

[2]	These amounts represent changes in accumulated other comprehensive income excluding changes due to reclassifying amounts to the Consolidated Income Statements.

[3]
These accumulated other comprehensive income components are included in the computation of net periodic benefit cost of the company's pension and other long-term employee benefit plans. See Note 17 for additional information.

Tax benefit (expense) recorded in Stockholders' Equity was $1,461, $(1,617) and $(70) for the years 2014, 2013 and 2012, respectively. Included in these amounts were tax benefits of $58, $48 and $51 for the years 2014, 2013 and 2012, respectively, associated with stock compensation programs. The remainder consists of amounts recorded within other comprehensive income as shown in the table above.

The changes and after-tax balances of components comprising accumulated other comprehensive loss are summarized below:

	Cumulative Translation Adjustment	Net Revaluation and Clearance of Cash Flow Hedges to Earnings	Pension Benefit Plans	Other Benefit Plans	Unrealized Gain (Loss) on Securities	Total
2012
Balance January 1, 2012	$(244)	$41	$(8,276)	$(274)	$3	$(8,750)
Other comprehensive income (loss) before reclassifications	77	(1)	(1,006)	514	(1)	(417)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(37)	596	(38)	—	521
Balance December 31, 2012	$(167)	$3	$(8,686)	$202	$2	$(8,646)
2013
Other comprehensive income (loss) before reclassifications	27	(36)	2,197	468	—	2,656
Amounts reclassified from accumulated other comprehensive income (loss)	—	(15)	740	(176)	—	549
Balance December 31, 2013	$(140)	$(48)	$(5,749)	$494	$2	$(5,441)
2014
Other comprehensive income (loss) before reclassifications	(876)	33	(2,601)	(131)	—	(3,575)
Amounts reclassified from accumulated other comprehensive income (loss)	—	9	401	(101)	—	309
Balance December 31, 2014	$(1,016)	$(6)	$(7,949)	$262	$2	$(8,707)

17.  LONG-TERM EMPLOYEE BENEFITS
The company offers various long-term benefits to its employees. Where permitted by applicable law, the company reserves the right to change, modify or discontinue the plans.

Defined Benefit Pensions
The company has both funded and unfunded noncontributory defined benefit pension plans covering a majority of the U.S. employees. Most employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans. The benefits under these plans are based primarily on years of service and employees' pay near retirement. The company's funding policy is consistent with the funding requirements of federal laws and regulations. Pension coverage for employees of the company's non-U.S. consolidated subsidiaries is provided, to the extent deemed appropriate, through separate plans. Obligations under such plans are funded by depositing funds with trustees, covered by insurance contracts, or remain unfunded.

Other Long-term Employee Benefits
The parent company and certain subsidiaries provide medical, dental and life insurance benefits to pensioners and survivors. The associated plans for retiree benefits are unfunded and the cost of the approved claims is paid from company funds. Essentially all of the cost and liabilities for these retiree benefit plans are attributable to the U.S. parent company plans. The non-Medicare eligible retiree medical plan is contributory with pensioners and survivors' contributions adjusted annually to achieve a 50/50 target sharing of cost increases between the company and pensioners and survivors. In addition, limits are applied to the company's portion of the retiree medical cost coverage. For Medicare eligible pensioners and survivors, the company provides a company-funded Health Reimbursement Arrangement (HRA). Beginning January 1, 2015, eligible employees who retire on and after that date will receive the same life insurance benefit payment, regardless of age.The majority of U.S. employees hired on or after January 1, 2007 are not eligible to participate in the post retirement medical, dental and life insurance plans.

The company also provides disability benefits to employees. Employee disability benefit plans are insured in many countries. However, primarily in the U.S., such plans are generally self-insured. Obligations and expenses for self-insured plans are reflected in the figures below.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Summarized information on the company's pension and other long-term employee benefit plans is as follows:

	Pension Benefits				Other Benefits
Obligations and Funded Status at December 31,	2014		2013		2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$26,289		$29,179		$2,754	$3,532
Service cost	241		271		17	29
Interest cost	1,162		1,088		121	130
Plan participants' contributions	21		23		37	33
Actuarial loss (gain)	3,672		(2,104)		280	(515)
Benefits paid	(1,651)		(1,626)		(270)	(240)
Amendments	(44)		(62)		(50)	(211)	[1]
Net effects of acquisitions/divestitures	(21)		(480)		—	(4)
Benefit obligation at end of year	$29,669		$26,289		$2,889	$2,754
Change in plan assets
Fair value of plan assets at beginning of year	$20,614		$19,399		$—	$—
Actual gain on plan assets	1,163		2,714		—	—
Employer contributions	311		313		233	207
Plan participants' contributions	21		23		37	33
Benefits paid	(1,651)		(1,626)		(270)	(240)
Net effects of acquisitions/divestitures	(12)		(209)		—	—
Fair value of plan assets at end of year	$20,446		$20,614		$—	$—
Funded status
U.S. plans with plan assets	$(7,072)		$(3,546)		$—	$—
Non-U.S. plans with plan assets	(709)		(686)		—	—
All other plans	(1,442)	[2]	(1,443)	[2]	(2,889)	(2,754)
Total	$(9,223)		$(5,675)		$(2,889)	$(2,754)
Amounts recognized in the Consolidated Balance Sheets consist of:
Other assets	$64		$11		$—	$—
Other accrued liabilities (Note 12)	(120)		(111)		(223)	(224)
Other liabilities (Note 14)	(9,167)		(5,575)		(2,666)	(2,530)
Net amount recognized	$(9,223)		$(5,675)		$(2,889)	$(2,754)

1.	Primarily due to amendments in 2013 to the company's U.S. parent company retiree life insurance plan for employees retiring on and after January 1, 2015 and subsidiaries retiree health care plans.

2.	Includes pension plans maintained around the world where funding is not customary.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The pre-tax amounts recognized in accumulated other comprehensive loss are summarized below:

	Pension Benefits		Other Benefits
December 31,	2014	2013	2014	2013
Net loss	$(12,164)	$(8,640)	$(870)	$(647)
Prior service benefit	59	9	1,269	1,433
	$(12,105)	$(8,631)	$399	$786

The accumulated benefit obligation for all pension plans was $27,923 and $24,685 at December 31, 2014 and 2013, respectively.

Information for pension plans with projected benefit obligation in excess of plan assets	2014	2013
Projected benefit obligation	$28,079	$26,158
Accumulated benefit obligation	26,498	24,574
Fair value of plan assets	18,792	20,472

Information for pension plans with accumulated benefit obligations in excess of plan assets	2014	2013
Projected benefit obligation	$27,892	$25,350
Accumulated benefit obligation	26,367	23,906
Fair value of plan assets	18,638	19,744

	Pension Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2014	2013	2012
Net periodic benefit cost
Service cost	$241	$271	$277
Interest cost	1,162	1,088	1,165
Expected return on plan assets	(1,611)	(1,524)	(1,517)
Amortization of loss	601	957	887
Amortization of prior service cost	2	8	13
Curtailment loss	4	1	2
Settlement loss	7	152	5
Net periodic benefit cost[1]	$406	$953	$832
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$4,131	$(3,293)	$1,433
Amortization of loss	(601)	(957)	(887)
Prior service benefit	(44)	(62)	(22)
Amortization of prior service cost	(2)	(8)	(13)
Curtailment loss	(4)	(1)	(2)
Settlement loss	(7)	(152)	(5)
Total loss (benefit) recognized in other comprehensive income	$3,473	$(4,473)	$504
Noncontrolling interest	1	—	(1)
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	—	—	25
Total loss (benefit) recognized in other comprehensive income, attributable to DuPont	$3,474	$(4,473)	$528
Total recognized in net periodic benefit cost and other comprehensive income	$3,880	$(3,520)	$1,360

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2014, 2013 and 2012 of $0, $3 and $42, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The estimated pre-tax net loss and prior service benefit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are $838 and $(7), respectively.

	Other Benefits
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income	2014	2013	2012
Net periodic benefit cost
Service cost	$17	$29	$37
Interest cost	121	130	174
Amortization of loss	57	76	94
Amortization of prior service benefit	(214)	(195)	(155)
Curtailment (gain) loss	—	(154)	3
Settlement loss	—	1	—
Net periodic benefit (credit) cost[1]	$(19)	$(113)	$153
Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$280	$(513)	$60
Amortization of loss	(57)	(76)	(94)
Prior service benefit	(50)	(211)	(857)
Amortization of prior service benefit	214	195	155
Curtailment gain (loss)	—	154	(3)
Settlement loss	—	(1)	—
Total loss (benefit) recognized in other comprehensive income	$387	$(452)	$(739)
Accumulated other comprehensive income assumed from purchase of noncontrolling interest	—	—	1
Total loss (benefit) recognized in other comprehensive income, attributable to DuPont	$387	$(452)	$(738)
Total recognized in net periodic benefit cost and other comprehensive income	$368	$(565)	$(585)

1.	The above amounts include net periodic benefit cost relating to discontinued operations for 2014, 2013 and 2012 of $0, $0 and $2, respectively.

The estimated pre-tax net loss and prior service benefit for the other long-term employee benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2015 are $76 and $(208), respectively.

	Pension Benefits		Other Benefits
Weighted-average assumptions used to determine benefit obligations at December 31,	2014	2013	2014	2013
Discount rate	3.78%	4.58%	3.95%	4.60%
Rate of compensation increase[1]	4.00%	4.22%	—%	—%

1.	The rate of compensation increase represents the single annual effective salary increase that an average plan participant would receive during the participant's entire career at the company.

	Pension Benefits			Other Benefits
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,	2014	2013	2012	2014	2013	2012
Discount rate	4.55%	3.90%	4.32%	4.60%	3.85%	4.49%
Expected return on plan assets	8.35%	8.39%	8.61%	—%	—%	—%
Rate of compensation increase	4.22%	4.14%	4.18%	—%	4.40%	4.40%

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

For determining U.S. pension plans' net periodic benefit costs, the discount rate, expected return on plan assets and the rate of compensation increase were 4.90 percent, 8.75 percent and 4.50 percent for 2014.

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

In October 2014, the Society of Actuaries released final reports of new mortality tables and a mortality improvement scale for measurement of retirement program obligations in the U.S. The company has adopted these tables in measuring the 2014 long-term employee benefits.

Assumed health care cost trend rates at December 31,	2014	2013
Health care cost trend rate assumed for next year	7%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2022	2022

Assumed health care cost trend rates have a modest effect on the amount reported for the health care plan. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Increase (decrease) on total of service and interest cost	$2	$(2)
Increase (decrease) on post-retirement benefit obligation	30	(30)

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Plan Assets
All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is approved by management. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging the company's investment responsibilities for the exclusive benefit of plan participants and in accordance with the "prudent expert" standard and other ERISA rules and regulations. The company establishes strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk. Strategic asset allocations in other countries are selected in accordance with the laws and practices of those countries. Where appropriate, asset liability studies are utilized in this process. U.S. plan assets and a portion of non-U.S. plan assets are managed by investment professionals employed by the company. The remaining assets are managed by professional investment firms unrelated to the company. The company's pension investment professionals have discretion to manage the assets within established asset allocation ranges approved by management of the company. Additionally, pension trust funds are permitted to enter into certain contractual arrangements generally described as "derivatives". Derivatives are primarily used to reduce specific market risks, hedge currency and adjust portfolio duration and asset allocation in a cost-effective manner.

The weighted-average target allocation for plan assets of the company's U.S. and non-U.S. pension plans is summarized as follows:

Target allocation for plan assets at December 31,	2014	2013
U.S. equity securities	28%	27%
Non-U.S. equity securities	21	21
Fixed income securities	32	33
Hedge funds	2	2
Private market securities	9	10
Real estate	5	7
Cash and cash equivalents	3	—
Total	100%	100%

Global equity securities include varying market capitalization levels. U.S. equity investments are primarily large-cap companies. Global fixed income investments include corporate-issued, government-issued and asset-backed securities. Corporate debt investments include a range of credit risk and industry diversification. U.S. fixed income investments are weighted heavier than non-U.S fixed income securities. Other investments include cash and cash equivalents, hedge funds, real estate and private market securities such as interests in private equity and venture capital partnerships.

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

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The tables below presents the fair values of the company's pension assets by level within the fair value hierarchy, as described in Note 1, as of December 31, 2014 and 2013, respectively.

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2,310	$2,310	$—	$—
U.S. equity securities[1]	4,610	4,566	15	29
Non-U.S. equity securities	3,870	3,813	53	4
Debt – government-issued	2,649	990	1,659	—
Debt – corporate-issued	2,600	370	2,215	15
Debt – asset-backed	914	46	867	1
Hedge funds	445	—	—	445
Private market securities	2,296	—	11	2,285
Real estate	1,065	76	3	986
Derivatives – asset position	106	7	99	—
Derivatives – liability position	(79)	—	(79)	—
	$20,786	$12,178	$4,843	$3,765
Pension trust receivables[2]	413
Pension trust payables[3]	(753)
Total	$20,446

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3,076	$3,073	$3	$—
U.S. equity securities[1]	4,432	4,383	22	27
Non-U.S. equity securities	4,005	3,965	37	3
Debt – government-issued	2,275	701	1,574	—
Debt – corporate-issued	1,961	376	1,566	19
Debt – asset-backed	925	51	870	4
Hedge funds	435	—	1	434
Private market securities	2,577	—	5	2,572
Real estate	1,179	73	—	1,106
Derivatives – asset position	97	18	79	—
Derivatives – liability position	(78)	(7)	(71)	—
	$20,884	$12,633	$4,086	$4,165
Pension trust receivables[2]	200
Pension trust payables[3]	(470)
Total	$20,614

1.	The company's pension plans directly held $737 (4 percent of total plan assets) and $648 (3 percent of total plan assets) of DuPont common stock at December 31, 2014 and 2013, respectively.

2.	Primarily receivables for investment securities sold.

3.	Primarily payables for investment securities purchased.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's pension plans hold Level 3 assets which are primarily ownership interests in investment partnerships and trusts that own private market securities and real estate. Fair value is generally based on the company's units of ownership and net asset value of the investment entity or the company's share of the investment entity's total equity. The table below presents a rollforward of activity for these assets for the years ended December 31, 2014 and 2013:

	Level 3 Assets
	Total	U.S. Equity Securities	Non-U.S. Equity Securities	Debt- Corporate Issued	Debt- Asset- Backed	Hedge Funds	Private Market Securities	Real Estate
Beginning balance at December 31, 2012	$4,212	$18	$—	$27	$2	$387	$2,624	$1,154
Realized gain	42	—	—	—	—	3	39	—
Change in unrealized gain (loss)	185	5	1	(8)	—	22	88	77
Purchases, sales and settlements, net	(278)	6	1	(1)	—	22	(181)	(125)
Transfers in (out) of Level 3	4	(2)	1	1	2	—	2	—
Ending balance at December 31, 2013	$4,165	$27	$3	$19	$4	$434	$2,572	$1,106
Realized gain (loss)	101	(5)	—	11	—	12	83	—
Change in unrealized (loss) gain	(68)	(14)	(2)	(2)	(1)	8	(71)	14
Purchases, sales and settlements, net	(425)	24	3	(10)	—	(9)	(299)	(134)
Transfers (out) in of Level 3	(8)	(3)	—	(3)	(2)	—	—	—
Ending balance at December 31, 2014	$3,765	$29	$4	$15	$1	$445	$2,285	$986

Cash Flow
Contributions
The company made a contribution of $500 to its principal U.S. pension plan in 2012. No contributions to its principal U.S. pension plan were made in 2013 or 2014. In 2015, contributions to the principal U.S. pension plan are expected to be less than $50. The company contributed $190, $121 and $233 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans, respectively, in 2014. The company contributed $197, $116 and $207 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans, respectively, in 2013. In 2015, the company expects to contribute about the same as 2014 to its pension plans other than the principal U.S. pension plan, its remaining plans with no plan assets and its other long-term employee benefit plans.

Estimated Future Benefit Payments
The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2015	$1,636	$224
2016	1,608	215
2017	1,622	207
2018	1,633	201
2019	1,656	194
Years 2020-2024	8,455	880

Defined Contribution Plan
The company sponsors several defined contribution plans, which cover substantially all U.S. employees. The most significant is the U.S. Retirement Savings Plan (the Plan). This Plan includes a non-leveraged Employee Stock Ownership Plan (ESOP). Employees are not required to participate in the ESOP and those who do are free to diversify out of the ESOP. The purpose of the Plan is to provide retirement savings benefits for employees and to provide employees an opportunity to become stockholders of the company. The Plan is a tax qualified contributory profit sharing plan, with cash or deferred arrangement and any eligible employee of the company may participate. Currently, the company contributes 100 percent of the first 6 percent of the employee's contribution election and also contributes 3 percent of each eligible employee's eligible compensation regardless of the employee's contribution.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

The company's contributions to the Plan were $262, $208 and $212 for the years ended December 31, 2014, 2013 and 2012, respectively. The company's matching contributions vest immediately upon contribution. The 3 percent nonmatching company contribution vests for employees with at least three years of service. In addition, the company made contributions to other defined contribution plans of $66, $105 and $124 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in the company's contributions are amounts related to discontinued operations of $0, $2 and $30 for the years ended December 31, 2014, 2013 and 2012, respectively. The company expects to contribute about $340 to its defined contribution plans in 2015.

18.  COMPENSATION PLANS
The total stock-based compensation cost included in the Consolidated Income Statements was $151, $129 and $105 for 2014, 2013 and 2012, respectively. The income tax benefits related to stock-based compensation arrangements were $50, $43 and $35 for 2014, 2013 and 2012, respectively.

In April 2011, the shareholders approved amendments to the DuPont Equity and Incentive Plan (EIP). The EIP provides for equity-based and cash incentive awards to certain employees, directors, and consultants. Under the amended EIP, the maximum number of shares reserved for the grant or settlement of awards is 110 million shares, provided that each share in excess of 30 million that is issued with respect to any award that is not an option or stock appreciation right will be counted against the 110 million share limit as four and one-half shares. At December 31, 2014, approximately 45 million shares were authorized for future grants under the company's EIP. The company satisfies stock option exercises and vesting of time-vested restricted stock units (RSUs) and performance-based restricted stock units (PSUs) with newly issued shares of DuPont common stock.

The company's Compensation Committee determines the long-term incentive mix, including stock options, RSUs and PSUs and may authorize new grants annually.

Stock Options
The exercise price of shares subject to option is equal to the market price of the company's stock on the date of grant. Options granted prior to 2004 expire 10 years from date of grant; options granted between 2004 and 2008 serially vested over a three-year period and carry a six-year option term. Stock option awards granted between 2009 and 2014 expire seven years after the grant date. The plan allows retirement eligible employees to retain any granted awards upon retirement provided the employee has rendered at least six months of service following grant date.

For purposes of determining the fair value of stock options awards, the company uses the Black-Scholes option pricing model and the assumptions set forth in the table below. The weighted-average grant-date fair value of options granted in 2014, 2013 and 2012 was $13.68, $10.40 and $11.81, respectively.

	2014	2013	2012
Dividend yield	2.9%	3.6%	3.2%
Volatility	31.33%	34.86%	34.87%
Risk-free interest rate	1.7%	1.0%	0.9%
Expected life (years)	5.3	5.3	5.3

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

Stock option awards as of December 31, 2014, and changes during the year then ended were as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2013	21,571	$41.58
Granted	4,592	$61.91
Exercised	(7,035)	$36.26
Forfeited	(168)	$55.55
Cancelled	(65)	$49.47
Outstanding, December 31, 2014	18,895	$48.34	4.23	$484,341
Exercisable, December 31, 2014	9,251	$41.46	2.96	$300,498

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options at year end. The amount changes based on the fair market value of the company's stock. Total intrinsic value of options exercised for 2014, 2013 and 2012 were $219, $230 and $147, respectively. In 2014, the company realized a tax benefit of $72 from options exercised.

As of December 31, 2014, $34 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.72 years.

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

The company also grants PSUs to senior leadership. In 2014, there were 348,516 PSUs granted. Vesting for PSUs granted in 2014, 2013 and 2012 is equally based upon corporate revenue growth relative to peer companies and total shareholder return (TSR) relative to peer companies. Performance and payouts are determined independently for each metric. The actual award, delivered as DuPont common stock, can range from zero percent to 200 percent of the original grant. The weighted-average grant-date fair value of the PSUs granted in 2014, subject to the TSR metric, was $80.01, estimated using a Monte Carlo simulation. The weighted-average grant-date fair value of the PSUs, subject to the revenue metric, was based upon the market price of the underlying common stock as of the grant date.

Non-vested awards of RSUs and PSUs as of December 31, 2014 and 2013 are shown below. The weighted-average grant-date fair value of RSUs and PSUs granted during 2014, 2013 and 2012 was $64.64, $48.06 and $47.17, respectively.

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Nonvested, December 31, 2013	3,765	$52.41
Granted	1,623	$64.64
Vested	(1,475)	$50.68
Forfeited	(156)	$59.73
Nonvested, December 31, 2014	3,757	$57.60

As of December 31, 2014, there was $76 of unrecognized stock-based compensation expense related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 1.88 years. The total fair value of stock units vested during 2014, 2013 and 2012 was $75, $75 and $68, respectively.

Other Cash-based Awards
Cash awards under the EIP plan may be granted to employees who have contributed most to the company's success, with consideration being given to the ability to succeed to more important managerial responsibility. Such awards were $38, $60 and $60 for 2014, 2013 and 2012, respectively. The amounts of the awards are dependent on company earnings and are subject to maximum limits as defined under the governing plans.

In addition, the company has other variable compensation plans under which cash awards may be granted. These plans include the company's regional and local variable compensation plans and Pioneer's Annual Reward Program. Such awards were $151, $317 and $379 for 2014, 2013 and 2012, respectively.

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

The notional amounts of the company's derivative instruments were as follows:

December 31,	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	$1,000	$1,000
Foreign currency contracts	434	1,107
Commodity contracts	388	606
Derivatives not designated as hedging instruments:
Foreign currency contracts	10,586	9,553
Commodity contracts	166	281

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

Fair Value Hedges
Interest Rate Swaps
At December 31, 2014, the company maintained a number of interest rate swaps, which were implemented at the time debt instruments were issued. All interest rate swaps qualify for the shortcut method of hedge accounting, thus there is no ineffectiveness related to these hedges.

Cash Flow Hedges
Foreign Currency Contracts
The company uses foreign currency exchange instruments such as forwards and options to offset a portion of the company's exposure to certain foreign currency-denominated revenues so that gains and losses on these contracts offset changes in the USD value of the related foreign currency-denominated revenues. In addition, the company occasionally uses forward exchange contracts to offset a portion of the company’s exposure to certain foreign currency-denominated transactions such as capital expenditures.

Commodity Contracts
The company enters into over-the-counter and exchange-traded derivative commodity instruments, including options, futures and swaps, to hedge the commodity price risk associated with agriculture commodity exposures.

While each risk management program has a different time maturity period, most programs currently do not extend beyond the next two-year period. Cash flow hedge results are reclassified into earnings during the same period in which the related exposure impacts earnings. Reclassifications are made sooner if it appears that a forecasted transaction will not materialize. The following table summarizes the after-tax effect of cash flow hedges on accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

December 31,	2014	2013
Beginning balance	$(48)	$3
Additions and revaluations of derivatives designated as cash flow hedges	33	(36)
Clearance of hedge results to earnings	9	(15)
Ending balance	$(6)	$(48)

At December 31, 2014, an after-tax net loss of $6 is expected to be reclassified from accumulated other comprehensive income (loss) into earnings over the next twelve months.

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

Fair Values of Derivative Instruments
The table below presents the fair values of the company's derivative assets and liabilities within the fair value hierarchy, as described in Note 1, as of December 31, 2014 and 2013.

		Fair Value at December 31 Using Level 2 Inputs
	Balance Sheet Location	2014	2013
Asset derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps[1]	Accounts and notes receivable, net	$1	$—
Interest rate swaps[1]	Other assets	—	29
Foreign currency contracts	Accounts and notes receivable, net	10	6
		11	35
Derivatives not designated as hedging instruments:
Foreign currency contracts[2]	Accounts and notes receivable, net	254	86

Total asset derivatives[3]		$265	$121
Cash collateral[1,2]	Other accrued liabilities	$47	$30

Liability derivatives:
Derivatives designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	$10	$4

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued liabilities	62	70
Commodity contracts	Other accrued liabilities	1	1
		63	71
Total liability derivatives[3]		$73	$75

1.	Cash collateral held as of December 31, 2014 and 2013 represents $6 and $17, respectively, related to interest rate swap derivatives designated as hedging instruments.

[2]	Cash collateral held as of December 31, 2014 and 2013 represents $41 and $13, respectively, related to foreign currency derivatives not designated as hedging instruments.

[3]	The company's derivative assets and liabilities subject to enforceable master netting arrangements totaled $67 at December 31, 2014 and $54 at December 31, 2013.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

Effect of Derivative Instruments

	Amount of Gain (Loss) Recognized in OCI[1] (Effective Portion)			Amount of Gain (Loss) Recognized in Income[2]
	2014	2013	2012	2014	2013	2012	Income Statement Classification
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$—	$—	$—	$(28)	$(26)	$(11)	Interest expense[3]
Cash flow hedges:
Foreign currency contracts	27	9	(2)	15	1	21	Net sales
Commodity contracts	26	(67)	7	(30)	24	44	Cost of goods sold
	53	(58)	5	(43)	(1)	54
Derivatives not designated as hedging instruments:
Foreign currency contracts	—	—	—	607	35	(157)	Other income, net[4]
Commodity contracts	—	—	—	(21)	(10)	(22)	Cost of goods sold
	—	—	—	586	25	(179)
Total derivatives	$53	$(58)	$5	$543	$24	$(125)

1.	OCI is defined as other comprehensive income (loss).

2.
For cash flow hedges, this represents the effective portion of the gain (loss) reclassified from accumulated OCI into income during the period. For the years ended December 31, 2014, 2013 and 2012, there was no material ineffectiveness with regard to the company's cash flow hedges.

3.	Gain (loss) recognized in income of derivative is offset to $0 by gain (loss) recognized in income of the hedged item.

4.
Gain (loss) recognized in other income, net, was partially offset by the related gain (loss) on the foreign currency-denominated monetary assets and liabilities of the company's operations, which were $(472), $(163) and $(58) for 2014, 2013 and 2012, respectively.

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

20.  GEOGRAPHIC INFORMATION

	Net Sales[1]
	2014	2013	2012
United States	$13,081	$13,763	$13,284
Canada	$973	$1,025	$921
EMEA[2]
France	776	749	765
Germany	1,510	1,502	1,557
Italy	750	728	764
Africa	568	597	461
Other	4,879	4,803	4,493
Total EMEA	$8,483	$8,379	$8,040
Asia Pacific
China	2,835	2,720	2,666
India	787	740	745
Japan	1,218	1,292	1,577
Other	2,863	3,023	3,039
Total Asia Pacific	$7,703	$7,775	$8,027
Latin America
Brazil	2,328	2,565	2,363
Mexico	1,088	1,070	1,044
Other	1,067	1,157	1,133
Total Latin America	$4,483	$4,792	$4,540
Total	$34,723	$35,734	$34,812

1.	Net sales, based on the location of the customer, are generally presented for locations with greater than two percent of total net sales.

2.	Europe, Middle East, and Africa (EMEA).

E. I. du Pont de Nemours and Company
Notes to the Consolidated Financial Statements (continued)
(Dollars in millions, except per share)

	Net Property[1]
	2014	2013	2012
United States	$8,905	$8,598	$8,512
Canada	$152	$142	$149
EMEA[2]
Denmark	242	280	320
France	253	269	243
Spain	251	270	269
The Netherlands	306	308	289
Other	1,180	1,255	1,182
Total EMEA	$2,232	$2,382	$2,303
Asia Pacific
China	348	356	423
Other	634	638	624
Total Asia Pacific	$982	$994	$1,047
Latin America
Brazil	415	394	348
Mexico	601	421	307
Other	99	62	75
Total Latin America	$1,115	$877	$730
Total	$13,386	$12,993	$12,741

1.	Net property is presented for locations with greater than two percent of the total and includes property, plant and equipment less accumulated depreciation.

2.	Europe, Middle East, and Africa (EMEA).

21.  SEGMENT INFORMATION
The company consists of 12 businesses which are aggregated into 7 reportable segments based on similar economic characteristics, the nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company's reportable segments are Agriculture, Electronics & Communications, Industrial Biosciences, Nutrition & Health, Performance Chemicals, Performance Materials and Safety & Protection. The company includes certain embryonic businesses not included in the reportable segments, such as pre-commercial programs, and nonaligned businesses in Other.

Major products by segment include: Agriculture (corn hybrids and soybean varieties, herbicides, fungicides and insecticides); Electronics & Communications (photopolymers and electronic materials); Industrial Biosciences (enzymes and bio-based materials); Nutrition & Health (cultures, emulsifiers, texturants, natural sweeteners and soy-based food ingredients); Performance Chemicals (fluorochemicals, fluoropolymers, specialty and industrial chemicals, and white pigments); Performance Materials (engineering polymers, packaging and industrial polymers, films and elastomers); and Safety & Protection (nonwovens, aramids and solid surfaces). The company operates globally in substantially all of its product lines.

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

The earnings from the previous Pharmaceuticals segment are insignificant in 2014 and therefore the results are reported within Other. Viton® fluoroelastomer products (Viton®) will be included in the Performance Chemicals separation and therefore the results are reported within Performance Chemicals. Viton® was previously reported within Performance Materials. Reclassifications of prior year data have been made to conform to current year classifications.

Segment pre-tax operating income (loss) (PTOI) is defined as income (loss) from continuing operations before income taxes excluding non-operating pension and other postretirement employee benefit costs, exchange gains (losses), corporate expenses and interest.

	Agriculture	Electronics & Communications	Industrial Biosciences	Nutrition & Health	Performance Chemicals	Performance Materials		Safety & Protection	Other	Total
2014
Segment sales	$11,304	$2,393	$1,258	$3,529	$6,497	$6,129		$3,896	$5	$35,011
Less: Transfers	8	12	14	—	180	70		4	—	288
Net sales	11,296	2,381	1,244	3,529	6,317	6,059		3,892	5	34,723
PTOI	2,668	271	198	365	913	1,590		742	(391)	6,356
Depreciation and amortization	436	97	85	264	245	139		187	2	1,455
Equity in earnings of affiliates	32	22	8	—	26	(82)		27	(43)	(10)
Segment net assets	6,652	1,344	2,518	5,923	4,559	3,338		3,039	397	27,770
Affiliate net assets	251	142	46	7	160	419		103	21	1,149
Purchases of property, plant and equipment	407	52	90	112	525	134		105	200	1,625
2013
Segment sales	$11,739	$2,549	$1,224	$3,473	$6,932	$6,239		$3,884	$6	$36,046
Less: Transfers	11	15	13	—	196	73		4	—	312
Net sales	11,728	2,534	1,211	3,473	6,736	6,166		3,880	6	35,734
PTOI	2,132	203	170	305	941	1,264		694	(340)	5,369
Depreciation and amortization	358	105	81	271	253	162		198	1	1,429
Equity in earnings of affiliates	36	22	2	—	19	(16)		23	(49)	37
Segment net assets	5,883	1,435	2,640	6,455	4,116	3,541	[1]	3,138	153	27,361
Affiliate net assets	281	145	48	7	169	492		106	21	1,269
Purchases of property, plant and equipment	485	73	77	138	429	179		109	112	1,602
2012
Segment sales	$10,426	$2,701	$1,180	$3,422	$7,450	$6,185		$3,825	$5	$35,194
Less: Transfers	5	17	11	—	248	90		11	—	382
Net sales	10,421	2,684	1,169	3,422	7,202	6,095		3,814	5	34,812
PTOI	1,669	222	159	270	1,826	1,073		562	(412)	5,369
Depreciation and amortization	337	113	79	288	256	171		197	1	1,442
Equity in earnings of affiliates	30	19	1	—	28	42		32	(53)	99
Segment net assets	4,756	1,622	2,602	6,641	4,095	3,585		3,153	59	26,513
Affiliate net assets	389	151	53	8	180	567		106	14	1,468
Purchases of property, plant and equipment	432	71	80	148	394	181		118	7	1,431

1.	Includes assets held for sale related to GLS/Vinyls of $228 as of December 31, 2013. See Note 2 for additional information.

Reconciliation to Consolidated Financial Statements

PTOI to income from continuing operations before income taxes	2014	2013	2012
Total segment PTOI	$6,356	$5,369	$5,369
Non-operating pension and other postretirement employee benefit costs	(124)	(539)	(654)
Net exchange gains (losses), including affiliates	135	(128)	(215)
Corporate expenses	(999)	(765)	(948)
Interest expense	(377)	(448)	(464)
Income from continuing operations before income taxes	$4,991	$3,489	$3,088

Segment net assets to total assets at December 31,	2014	2013	2012
Total segment net assets	$27,770	$27,361	$26,513
Corporate assets[1]	12,679	13,498	10,261
Liabilities included in segment net assets	9,427	10,640	10,009
Assets related to discontinued operations[2]	—	—	3,076
Total assets	$49,876	$51,499	$49,859

1.	Pension assets are included in corporate assets.

2.	See Note 1 for additional information on the presentation of the Performance Coatings which met the criteria for discontinued operations during 2012.

Other items[1]	Segment Totals	Adjustments	Consolidated Totals
2014
Depreciation and amortization	$1,455	$162	$1,617
Equity in earnings of affiliates	(10)	—	(10)
Affiliate net assets	1,149	(263)	886
Purchases of property, plant and equipment	1,625	395	2,020
2013
Depreciation and amortization	$1,429	$174	$1,603
Equity in earnings of affiliates	37	4	41
Affiliate net assets	1,269	(258)	1,011
Purchases of property, plant and equipment	1,602	280	1,882
2012
Depreciation and amortization	$1,442	$271	$1,713
Equity in earnings of affiliates	99	3	102
Affiliate net assets	1,468	(305)	1,163
Purchases of property, plant and equipment	1,431	362	1,793

1.	See Note 1 for additional information on the presentation of the Performance Coatings business which met the criteria for discontinued operations during 2012.

Additional Segment Details
2014 included the following pre-tax benefits (charges):

Agriculture[1,2,3]	$316
Electronics & Communications[1]	(84)
Industrial Biosciences[1]	(13)
Nutrition & Health[1]	(15)
Performance Chemicals[1]	(21)
Performance Materials[1,4]	292
Safety & Protection[1]	(52)
Other[1]	(22)
$401

1.
Included a $(440) restructuring charge associated with the 2014 restructuring program consisting of $(375) recorded in employee separation/asset related charges, net, and $(65) recorded in other income, net. The pre-tax charges by segment are: Agriculture - $(134), Electronics & Communications - $(84), Industrial Biosciences - $(13), Nutrition & Health - $(15), Performance Chemicals - $(21), Performance Materials - $(99), Safety & Protection - $(52), and Other - $(22). See Note 3 for additional information.

2.
Included income of $210 for insurance recoveries, recorded in other operating charges, associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 15 for additional information.

3.	Included a gain of $240 recorded in other income, net associated with the sale of the copper fungicide and land management businesses, both within the Agriculture segment.

4.	Included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions/Vinyls. See Note 2 for additional information.

2013 included the following pre-tax benefits (charges):

Agriculture[1,3]	$(351)
Electronics & Communications[3,4]	(131)
Industrial Biosciences[3]	1
Nutrition & Health[3]	6
Performance Chemicals[2,3]	(74)
Performance Materials[3]	(16)
Safety & Protection[3]	4
Other[3]	5
$(556)

1.
Included charges of $(425), offset by $73 of insurance recoveries, recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 15 for additional information.

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

2012 included the following pre-tax benefits (charges):

Agriculture[1,2,3]	$(469)
Electronics & Communications[3,4,5]	(37)
Industrial Biosciences[3]	(3)
Nutrition & Health[3]	(49)
Performance Chemicals[3,5]	(36)
Performance Materials[3,5]	(104)
Safety & Protection[3]	(58)
Other[3,6]	(126)
$(882)

1.	Included a $(575) charge recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. See Note 15 for additional information.

2.	Included a $117 gain recorded in other income, net associated with the sale of a business.

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

6.	Included a $(137) charge in other operating charges primarily related to the company's settlement of the 2008 lawsuit filed by subsidiaries of Koch Industries, Inc. (INVISTA).

22.  QUARTERLY FINANCIAL DATA

Unaudited	For the quarter ended
	March 31,		June 30,		September 30,		December 31,
2014
Net sales	$10,128		$9,706		$7,511		$7,378
Cost of goods sold	6,000		5,999		4,881		4,823
Income from continuing operations before income taxes	1,802	[2]	1,440	[2,3,4,5]	786	[2]	963	[2,5,6,7,8]
Net income	1,445		1,074		434		683
Basic earnings per share of common stock from continuing operations[1]	1.56		1.16		0.47		0.73
Diluted earnings per share of common stock from continuing operations[1]	1.54		1.15		0.47		0.73
2013
Net sales	$10,408		$9,844		$7,735		$7,747
Cost of goods sold	6,193		6,057		5,165		5,132
Income from continuing operations before income taxes	1,774	[10]	1,365	[10,11]	228	[10,13]	122	[10,14,15]
Net income	3,355	[9]	1,034	[12]	288		185
Basic earnings per share of common stock from continuing operations[1]	1.48		1.11		0.28		0.19
Diluted earnings per share of common stock from continuing operations[1]	1.47		1.10		0.28		0.19

1.	Earnings per share for the year may not equal the sum of quarterly earnings per share due to changes in average share calculations.

2.
First, second, third and fourth quarter 2014 included charges of $(16), $(35), $(61), and $(63), respectively, recorded in other operating charges associated with transaction costs related to the separation of the Performance Chemicals segment. See Note 2 for additional information.

3.	Second quarter 2014 included a $(58) pre-tax charge within other income, net associated with the remeasurement of Venezuelan Bolivar net monetary assets.

4.	Second quarter 2014 included a gain of $391 recorded in other income, net associated with the sale of Glass Laminating Solutions/Vinyls. See Note 2 for additional information.

5.
Second and Fourth quarter 2014 included a $(263) and $(299) restructuring charge, respectively, as a result of the company's plan to reduce residual costs associated with the separation of the Performance Chemicals segment and to improve productivity across all businesses and functions. The second quarter 2014 charge is recorded in employee separation/asset related charges, net. The fourth quarter 2014 restructuring charge of $(299) consists of $(234) recorded in employee separation/asset related charges, net, and $(65) recorded in other income, net. See Note 3 for additional information.

6.
Fourth quarter 2014 included income of $210 for insurance recoveries, recorded within other operating charges, associated with the recovery of costs for customer claims related to the use of Imprelis®. See Note 15 for additional information.

7.	Fourth quarter 2014 included a gain of $240 recorded in other income, net associated with the sale of the copper fungicide and land management businesses, both within the Agriculture segment.

8.	Fourth quarter 2014 included a $70 adjustment to lower performance-based compensation expense.

9.
First quarter 2013 included a net tax benefit of $42 consisting of a $68 benefit for the 2013 extension of certain U.S business tax provisions offset by a $(26) charge related to the global distribution of Performance Coatings cash proceeds.

10.
First and second quarter 2013 included charges of $(35) and $(80), respectively, recorded in other operating charges associated with the company's process to fairly resolve claims related to the use of Imprelis®. Third and fourth quarter 2013 included charges of $(65) and $(245), respectively, offset by $25 and $48 of insurance recoveries, respectively. See Note 15 for additional information.

11.	Second quarter 2013 included a charge of $(11) in other income, net related to interest on a prior year tax position.

12.
Second quarter 2013 included a charge of $(49) associated with a change in accrual for a prior year tax position (inclusive of a benefit associated with interest on a prior year tax position) offset by a $33 benefit for an enacted tax law change.

13.	Third quarter 2013 included a $(72) charge recorded in other operating charges related to the titanium dioxide antitrust litigation.

14.
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

15.
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

Shareholder Services
Inquiries from shareholders about stock accounts, transfers, certificates, dividends (including direct deposit and reinvestment), name or address changes and electronic delivery of proxy materials may be directed to DuPont's stock transfer agent:
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
or 302 774-2526

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
From other locations: 302 774-1000
On the Internet: http://www.dupont.com (click on Contact)

Printed Reports Available to Shareholders
The following company reports may be obtained, without charge:
1. 2014 Annual Report to the Securities and Exchange Commission,
    filed on Form 10-K;
2. Proxy Statement for 2015 Annual Meeting of Stockholders; and
3. Quarterly reports to the Securities and Exchange Commission, filed on Form 10-Q
Requests should be addressed to:
  DuPont Corporate Customer Care
  CRP - 735 (second floor)
  974 Centre Road
  Wilmington, DE 19805
     or call: From the United States and Canada: 800-441-7515 (toll free)
From other locations: 302-774-1000
On the Internet: http://www.dupont.com (click on Contact)

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

Online Delivery of Proxy Materials
Shareholders may request their proxy materials electronically in 2015 by visiting http://enroll.icsdelivery.com/dd.

Direct Deposit of Dividends
Registered shareholders who would like their dividends directly deposited in a U.S. bank account should contact Computershare (listed above).